Form 10QSB
period 2006-12-31
NANOVIRICIDES, INC.
filed 2007-02-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

Commission File Number: 0001379006

NANOVIRICIDES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	76-0674577
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

135 Wood Street, Suite 205
West Haven, Connecticut 06516
(Address of principal executive offices and zip code)
(203) 937-6137
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of January 31, 2007 was 112,633,502 shares.

NanoViricides, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets - December 31, 2006 (Unaudited) and June 30, 2006	3

Statements of Operations (Unaudited) - For the Three and Six Months Ended December 31, 2006 and 2005, and for the Cumulative Period May 12, 2005 (Inception) through December 31, 2006.	4

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited) - For the Cumulative Period May 12, 2005 (Inception) through December 31, 2006.	5

Statements of Cash Flows (Unaudited) - For the Six Months Ended December 31, 2006 and 2005, and for the Cumulative Period May 12, 2005 (Inception) through December 31, 2006.	8

Notes to Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis of Financial Condition And Plan of Operation	18

Item 3. Controls and Procedures	22

PART II OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Changes in Securities	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25
Certifications	26

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2006	June 30, 2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,348,346	$2,507,102
Prepaid expenses	273,710	213,728

Total current assets	1,622,056	2,720,830

Property and equipment, net	11,139	2,054

Deferred expenses, net	-	6,714
Trademarks, net	5,485	-

TOTAL ASSETS	$1,638,680	$2,729,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$55,893	$44,076
Accounts payable - related parties	262,763	203,045
Accrued expenses	54,701	90,831
Accrued payroll to officers and related payroll tax expense	317,222	232,282
Other payroll taxes payable	2,670	3,826

TOTAL CURRENT LIABILITIES	693,249	574,060

LONG TERM DEBT:
Debentures, net	-	917,082

TOTAL LIABILITIES	693,249	1,491,142

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2006 and June 30, 2006; issued and outstanding: 112,417,502 at December 31, 2006 and 108,878,425 at June 30, 2006.	112,417	108,878
Additional paid-in capital	5,612,977	4,480,035
Deficit accumulated during the development stage	(4,779,943	(3,350,437)
Stock subscription receivable	(20)	(20)

TOTAL SHAREHOLDERS’ EQUITY	945,431	1,238,456

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,638,680	$2,729,598

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		For the Cumulative Period From May 12, 2005 (Inception) through
	December 31		December 31		December 31,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development	146,069	294,271	330,954	419,359	1,261,616
General and administrative (of this amount $36,953, $55,074, $78,837, $299,569 and $506,540 was for stock and option based compensation to consultants and officers for each period presented)	560,571	464,073	1,048,680	789,726	2,779,871

Total operating expenses	706,640	758,344	1,379,634	1,083,997	4,041,487
Loss from operations	(706,640)	(758,344)	(1,379,634)	(1,083,997)	(4,041,487)

Other income (expenses):
Interest income	17,506	611	40,690	611	48,553
Non cash interest on convertible debentures	-	(17,340)	(7,644)	(21,655)	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	(144,053)	(82,918)	(146,028)	(713,079)
Total other income (expenses)	17,506	(160,872)	(49,872)	(167,162)	(738,456)

Net loss	$(689,134)	$(919,126)	$(1,429,506)	$(1,376,157)	$(4,779,943)

Net loss per share: basic and diluted	$(.01)	$(.01)	$(.01)	$(.01)

Weighted average shares outstanding: basic and diluted	112,417,502	103,083,177	111,821,245	101,629,358

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD MAY 12, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006
(UNAUDITED)

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value $.001	Capital	Receivable	Deficit	Equity

Shares issued May 12, 2005 (Inception)	20,000	$20	$-	$(20)	$-	$-

Share exchange with Edot-com.com Inc., June 1, 2005	(20,000)	(20)	-	20	-	-

Shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005	80,000,000	$80,000	(79,980)	(20)	-	-

Shares outstanding Edot-com.com Inc., June 1, 2005	20,000,000	$20,000	(20,000)	-	-	-

Options granted in connection with reverse acquisition	-	-	-	-	-	-

Net loss period ended June 30, 2005	-	-	-	-	(66,005)	(66,005)

Balance at June 30, 2005	100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005	-	-	5,277	-	-	5,277

Legal expenses related private placement of common stock, July 31, 2006	-	-	(2,175)	-	-	(2,175)

Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005	-	-	5,302	-	-	5,302

Warrants issued to Scientific Advisory Board, August 15, 2005	-	-	4,094	-	-	4,094

Options issued to officers, September 23, 2005	-	-	87,318	-	-	87,318

Shares issued for consulting services rendered at $.081 per share, September 30, 2005	2,300,000	2,300	184,000	-	-	186,300

Shares issued for interest on debentures, September 30, 2005	48,177	48	4,267	-	-	4,315

Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005	-	-	166,666	-	-	166,666

Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005	-	-	166,667	-	-	166,667

The accompanying notes are an integral part of these financial statements.

Index

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value $.001	Capital	Receivable	Deficit	Equity
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005	-	-	45,000	-	-	45,000

Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005	-	-	275,000	-	-	275,000

Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005	-	-	49,167	-	-	49,167

Warrants issued to Scientific Advisory Board, November 15, 2005	-	-	25,876	-	-	25,876

Shares and warrants issued in connection with private placement of common stock, November 28, 2005	340,000	340	169,660	-	-	170,000

Shares and warrants issued in connection with private placement of common stock, November 29, 2005	300,000	300	149,700	-	-	150,000

Shares and warrants issued in connection with private placement of common stock, November 30, 2005	150,000	150	74,850	-	-	75,000

Shares and warrants issued in connection with private placement of common stock, December 2, 2005	100,000	100	49,900	-	-	50,000

Shares and warrants issued in connection with private placement of common stock, December 6, 2005	850,000	850	424,150	-	-	425,000

Shares issued for legal services rendered at $.95 per share, December 6, 2005	20,000	20	18,980	-	-	19,000

Shares and warrants issued in connection with private placement of common stock, December 12, 2005	750,000	750	374,250	-	-	375,000

Shares and warrants issued in connection with private placement of common stock, December 13, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 14, 2005	50,000	50	24,950	-	-	25,000

Shares issued in connection with debenture offering, December 15, 2005	50,000	50	48,950	-	-	49,000

Shares and warrants issued in connection with private placement of common stock, December 20, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 29, 2005	50,000	50	24,950	-	-	25,000

The accompanying notes are an integral part of these financial statements.

Index

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value $.001	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, December 30, 2005.	50,000	50	24,950	-	-	25,000

Shares issued for interest on debentures, December 31, 2005	19,476	19	17,321	-	-	17,340

Shares issued for consulting services rendered at $1.46 per share, January 9, 2006	3,425	4	4,997	-	-	5,001

Warrants issued to Scientific Advisory Board on February 15, 2006	-	-	49,067	-	-	49,067

Warrnats issued to Scientific Advisory Board on May 15, 2006	-	-	51,048	-	-	51,048

Shares issued for interest on debentures, March 31, 2005	7,921	8	22,184	-	-	22,192

Options exercised, May 31, 2006	1,800,000	1,800	88,200	-	-	90,000

Shares and warrants issued in connection with private placement of common stock, June 15, 2006	1,875,000	1,875	1,873,125	-	-	1,875,000
				-
Shares issued for interest on debentures, June 30, 2006	14,426	14	22,424	-	-	22,438

Net loss year ended June 30, 2006.	-	-	-	-	(3,284,432)	(3,284,432)

Balance at June 30, 2006	108,878,425	108,878	4,480,035	(20)	(3,350,437)	1,238,456

Shares issued for interest on debentures, July 31, 2006	5,744	6	7,638	-	-	7,644

Shares issued in connection with conversion of convertible debentures, July 31, 2006	3,333,333	3,333	996,667	-	-	1,000,000

Exercise of stock warrants, July 31, 2006	200,000	200	49,800	-	-	50,000

Options issued to Scientific Advisory Board on August 15, 2006	-	-	30,184	-	-	30,184

Options issued to Scientific Advisory Board on November 15, 2006	-	-	25,888	-	-	25,888

Officers’ compensation expense	-	-	22,765	-	-	11,065

Net loss six months ended December 31, 2006.	-	-	-	-	(1,429,506)	(1,429,506)

Balance at December 31, 2006	112,417,502	$112,417	$5,612,977	$(20)	$(4,779,943)	$945,431

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,		For the Cumulative Period From May 12, 2005 (Inception) through December 31,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(1,429,506)	$(1,376,157)	$(4,779,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	-	205,300	210,301
Options granted to scientific advisory board	56,072	29,969	186,156
Options issued to officers as compensation	22,765	64,300	110,083
Depreciation and amortization	938	-	1,032
Amortization of deferred financing expenses	6,714	4,173	51,175
Non cash interest on convertible debentures	7,644	21,655	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	82,918	146,028	713,079
Changes in assets and liabilities:
Prepaid expenses	(59,982)	(50,000)	(273,710)
Deferred expenses	-	(2,175)	(2,175)
Accounts payable- trade	11,817	6,880	55,893
Accounts payable -related parties	59,718	(59,738)	262,763
Accrued expenses	(36,130)	(5,349)	54,701
Accrued payroll to officers and related payroll tax expense	84,940	100,000	317,222
Other payroll taxes payable	(1,156)	-	2,670

Net cash used in operating activities	(1,193,248)	(915,114)	(3,016,823)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,878)	-	(12,026)
Purchase of trademarks	(5,630)	-	(5,630)
Net cash used in investing activities	(15,508)	-	(17,656)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	1,000,000	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock - net of fees	-	1,367,825	3,242,825
Proceeds from exercise of stock warrants attached to convertible debentures	50,000	-	50,000
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	50,000	2,367,825	4,382,825

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,158,756)	1,452,711	1,348,346

CASH AND CASH EQUIVALENTS, BEGINNING	2,507,102	-	-
CASH AND CASH EQUIVALENTS, ENDING	$1,348,346	1,452,711	$1,348,346

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)

During the periods indicated below, the Company had the following non-cash activity:

	Six Months Ended December 31,		For the Cumulative Period From May 12, 2005 (Inception) through December 31, 2006
	2006	2005

Common stock issued for services rendered	$-	$205,300	$210,301

Stock options issued to the officers as compensation	22,765	64,300	110,083

Stock warrants granted to scientific advisory board	56,072	29,969	186,156

Common stock issued for interest on debentures	7,644	21,655	73,930

Shares of common stock issued in connection with debenture offering		49,000	49,000

Common stock issued upon conversion of convertible debentures	1,000,000	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	713,079	713,079

Warrants issued in connection with private placement	-	-	1,262,632

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Unaudited)
Note 1. Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

Note 2. Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. and was organized for the purpose of conducting internet retail sales. On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation. On May 12, 2005, the Corporations were merged and Edot-com.com, Inc., a Nevada corporation, (the Company), became the surviving entity.

On June 1, 2005, Edot-com.com, Inc. (“ECMM”) acquired Nanoviricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). Nanoviricide, Inc. was incorporated under the laws of the State of Florida on May 12, 2005.

Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 80,000,000 newly issued shares of ECMM common stock resulting in an aggregate of 100,000,000 shares of ECMM common stock issued and outstanding. NVI then became a wholly-owned subsidiary of ECMM. The ECMM shares were issued to the NVI Shareholders on a pro rata basis, on the basis of 4,000 shares of the Company’s Common Stock for each share of NVI common stock held by such NVI Shareholder at the time of the Exchange.

As a result of the Exchange Transaction the former NVI stockholders held approximately 80% of the voting capital stock of the Company immediately after the Exchange Transaction. For financial accounting purposes, this acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 01, 2005, and represent the operations of NVI.

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, EDOT-COM.COM, Inc. changed its name to NanoViricides, Inc. and its stock symbol to “NNVC”, respectively. The Company is considered a development stage company at this time.

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., to which we have the necessary licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza, Rabies and Asian Bird Flu Virus. We focus our research and clinical programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Index

Note 3 - Substantial Doubt Regarding Ability to Continue as a Going Concern

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $4,779,943 at December 31, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2006 and 2005 and a cash balance of $1,348,346 at December 31, 2006, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $5,000,000 to fund its operations during the next twelve months. We have planned in-vivo and in-vitro studies during the first calendar quarter of 2007. Thereafter, we plan to release the data from these studies and seek substantial additional financing to meet our planned cash requirements through private placements of our common stock and/or incurring debt. No assurances can be given that financing will be available or be sufficient to meet our capital needs. If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The Company’s significant operating losses and significant capital requirements, however, raise substantial doubt about the Company’s ability to continue  as a  going  concern.

Note 4. Summary of Significant Accounting Policies

Accounting Basis - The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Cash and Cash Equivalents - The Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents. In addition, the Company maintains cash and cash equivalents at financial institutions, which may exceed federally insured amounts at times.

Property and Equipment - Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development - Research and development expenses consist primarily of costs associated with the preclinical and or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

Accounting for Stock Based Compensation - The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, since inception, which requires compensation cost recognized includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

The fair value of the Company’s option-based awards granted to executive officers were estimated using the Black-Scholes option-pricing model with following assumptions.

Expected life in years	5 years
Risk free interest rate	3.88 to 4.10%
Expected volatility	108.00 to 109.00%
Dividend yield	0%

Index

Computation of expected volatility is based on the equity volatilities of four comparable companies. The computation of expected life is as stated in employment contracts. The risk free interest rates used in the valuations of the fair value are based on risk free bond rates of similar time periods as the expected life of the stock options. Because the Company has no historical forfeiture rates, the stock option expense is not adjusted by an estimate for forfeiture as required under FASB 123(R).

Accounting for Non-Employee Stock Based Compensation - The Company accounts for shares and options issued for non-employees in accordance with the provision of Emerging Issue Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services”. According to the provisions of ETIF 96-18, the Company determines the fair value of stock and options granted to non-employees on the measurement date which is either the date of a commitment for performance has been reached or when performance has been completed, depending upon the facts and circumstances. The fair value of the shares and options valued at commitment date is expensed immediately for past services or expensed over the service period for future services.

Income Taxes - The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the year plus or minus the net change in the deferred tax assets and liabilities.

Basis Earnings (Loss) per Share - Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

Concentrations of Risk - Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured institutions in excess of federally insured limits. The Company does not believe it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Segment Reporting - As of December 31, 2006 the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

New Accounting Pronouncements Affecting the Company

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option  (“ EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. . The adoption of Interpretation No. 48 is not expected to have an impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year 2009. The Company is in the process of assessing the effect SFAS No. 157 may have on its financial statements.

Index

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 establishes a "dual approach" that requires quantification of financial statement errors based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. The SEC has stated that SAB 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. The adoption of SAB 108 is not expected to have an impact on our financial position, results of operations and cash flows.

On September 29, 2006, the FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R" ("SFAS 158"). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company's fiscal year ending June 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has determined that the effect of the adoption of SFAS 158 will not be material to the Company’s financial position and results of operations.

Note 5. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted an exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour Pharma, Inc., may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the three months ended December 31, 2006 and 2005 was $138,377 and $294,271, and for the six months ended December 31, 2006 and 2005 was $323,262 and $419,359, respectively. No royalties are due TheraCour Pharma from the Company’s inception through December 31, 2006.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, and Leo Ehrlich, CFO, who are directors of each corporation, and own approximately 75% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 31% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 35,370,000 shares of the Company’s outstanding common stock as of December 31, 2006.

Index

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three and six months ended December 30, 2006 and 2005 were $0 in all respective periods. The Company has paid KARD a $50,000 advance payment (refundable) towards future fees.

Note 6. Prepaid Expenses

Prepaid expenses are summarized as follows:

	December 31, 2006	June 30, 2006

TheraCour Pharma, Inc. *	$190,910	$163,728
Kard Scientific, Inc. *	50,000	50,000
Prepaid other	32,800	-

	$273,710	$213,728

(* See Note 5. Significant Alliances and Related Parties)

Note 7. Equity Transactions

In July 2006, the Company's Board of Directors authorized the issuance of 5,744 shares of its common stock with a restrictive legend, to the debenture holders in lieu of interest on debentures as set forth in the contract. The Company recorded an interest expense of $7,644 for the month of July 2006.

In July 2006, warrants to purchase 200,000 shares of common stock exercisable at a price per common share of $.25 were exercised, and proceeds of $50,000 were received.

In July 2006, convertible debentures in the amount of $1,000,000 were converted into common stock, resulting in the issuance of 3,333,333 common shares.

In August 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.36 per share. These warrants, if not exercised will expire in August 2010. The fair value of these warrants in the amount of $30,184 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions.

Expected life in years	4 years
Risk free interest rate	4.91%
Expected volatility	96.70%
Dividend yield	0%

In November 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.19 per share. These warrants, if not exercised will expire in November 2010. The fair value of these warrants in the amount of $25,888 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions.

Expected life in years	4 years
Risk free interest rate	4.69%
Expected volatility	94.00%
Dividend yield	0%

Index

Note 8. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the three and six months ended December 31, 2006 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30, 2006	2,000,000	0.10	9.25	2,980,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at September 30, 2006	2,000,000	0.10	9.00	2,180,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at December 31, 2006	2,000,000	$0.10	8.75	$1,280,000

Exercisable at December 31, 2006	833,333	$0.10	8.75	$533,333

As of December 31, 2006, there was $17,458 of unrecognized compensation cost, related to non-vested options granted under employment contracts, which is expected to be recognized over a weighted average period of less than 2 years.

Index

Stock Warrants

The following table presents the combined activity of stock warrants issued for the six months ended December 30, 2006 as follows:

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30, 2006	3,605,000	1.72	2.65	-
Granted	40,000	1.36	4.00	-
Exercised	(200,000)	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at September 30, 2006	3,445,000	1.84	2.52	-
Granted	40,000	1.19	4.00	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at December 31, 2006	3,485,000	$1.83	2.31	$-

Exercisable at December 31, 2006	3,485,000	$1.83	2.31	$-

Of the above warrants, 3,245,000 expire in fiscal year ending June 30, 2009; 160,000 expire in fiscal year ending June 30, 2010; and 80,000 expire in fiscal year ending June 30, 2011.

Index

Note 9. Income Taxes
There was no current or deferred income tax provision for the three and six months ended December 31, 2006 and 2005.

The Company's deferred tax assets is summarized as follows:

	December 31, 2006	June 30, 2006
Net operating loss carryforwards	$1,097,500	$710,800
Research and development credit	328,500	234,000
Other	446,800	363,700
Gross deferred tax assets	1,872,800	1,308,500
Valuation allowances	(1,872,000)	(1,308,500)
Deferred tax assets	$-	$-

At December 31, 2006, the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $3,000,000 which will begin to expire in the year 2026, if not utilized. The utilization of the Company's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. A valuation allowance is provided when it is more likely than not than some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the six months ended December 31, 2006 and the year ended June 30, 2006 was an increase of $563,500 and $1,293,600, respectively. The tax benefit assumed using the Federal statutory tax rate of 34% and Connecticut statutory rate of 7.5% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

Note 10. Commitments and Contingencies

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 1500 square feet of office space at a base monthly rent of $1,875. The lease expires February 2007. Management is presently seeking other facilities but can exercise its option to extend the lease for an additional year.

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 5). If it losses the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

The Company, in September 2005, signed employment agreements with its three executive officers to pay minimum annual base salaries of $200,000 each for three years. This base salary will increase to $250,000 per year upon closing of a financing to the company with gross proceeds of at least $5,000,000. In addition to salary, the Company is obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. The Company also granted stock options as part of these employment agreements. Each executive officer, if terminated by the Company without cause, would be entitled six months salary ($100,000) as severance compensation.

While no legal actions are currently pending, the Company may be party to certain claims brought against it arising in the ordinary course of business. It is not possible to state the ultimate liability, if any, in these matters. In management’s opinion, the ultimate resolution of such claims will not have a material adverse effect on the financial position of the Company.

Note 11. Subsequent Events

On January 2, 2007, subsequent to the Balance Sheet date, the Company entered into consulting agreements for future services with Dr. Randall Barton for scientific consulting, and Mr. Harry Schochat, Esq. for legal consulting. The company issued Dr. Randall Barton 114,000 shares of its common stock and Mr. Harry Schochat, Esq. 102,000 shares of its common stock, for a total of 216,000 shares as upfront payments (non-refundable) to these consultants.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

OUR CORPORATE HISTORY

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. and was organized for the purpose of conducting internet retail sales. On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation, Edot-com.com (Nevada). On April 15, 2005, the Company and Edot-com.com (Nevada) were merged and Edot-com.com, Inc., a Nevada corporation, became the surviving entity.

On June 1, 2005, the Company acquired NanoViricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc. (an approximately 31% shareholder of the Company) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases. Upon consummation of the Exchange, the Company adopted the business plan of NVI.

Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 80,000,000 newly issued shares of ECMM common stock, resulting in an aggregate of 100,000,000 shares of ECMM common stock issued and outstanding. As a result of the Exchange, NVI became a wholly-owned subsidiary of ECMM. The ECMM shares were issued to the NVI Shareholders on a pro rata basis, on the basis of 4,000 shares of the Company’s Common Stock for each share of NVI common stock held by such NVI Shareholder at the time of the Exchange.

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, Edot-com.com, Inc. changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC”, respectively.

For financial accounting purposes, this acquisition was a reverse acquisition of the Company by NanoViricide (NVI), under the purchase method of accounting, and was treated as a recapitalization with NanoViricide as the acquirer. Accordingly, our historical financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 1, 2005, and represent the operations of NanoViricides. With the acquisition of NanoViricide, we no longer remained an inactive entity and entered the pharmaceuticals business.

The Company is considered a development stage company at this time.

Index

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus.

To date, we have engaged in organizational activities; sourcing compounds and materials; and experimentation with studies on cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

In December 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and AviFluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). The second phase of the project, animal and/or additional cell culture testing of the Influenza H1N1 and H5N1 candidates, as well as that of RabiCide-I™, the company’s rabies drug, commenced during the first quarter of 2007. The Company has not yet entered into a final agreement with NIHE and no assurance can be given that a final agreement will be reached.

Management believes that it has achieved significant milestones in the development of rabies and anti-influenza drugs for human influenza (H1N1) and bird flu (H5N1). Management’s beliefs are based on the results of pre-clinical cell culture studies and/or in vivo animal studies using mice.

Liquidity and Capital Resources

Requirement for Additional Capital

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and we may not be able to obtain the necessary financing. As of December 31, 2006 we have a cash balance of $1,348,346, which can support operations through April 2007. We expect we will require in excess of $5,000,000 to execute the first part of our business plan which covers twelve months of operations. Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1
Research and Development of $1,500,000: Includes planned costs of $1,200,000 for multiple drug variations and in-vivo and in-vitro studies for FluCide™, AviFluCide™, FluCide HP™, and Rabies planned for Q1 2007. The Company has allocated the planned costs of $1,200,000 evenly over the four drugs ($300,000 each). Depending on the results of these clinical trials, we expect to commence with early stage development of a drug for Hepatitis C (HCV) for which we have budgeted $300,000.

2	Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3
Capital costs of $1,250,000: This is the estimated cost for equipment and laboratory improvements. The Company plans to incur these costs if the planned trials in the first calendar quarter of 2007 show improvement over present treatments.

Index

4
Staffing costs of $1,500,000: The Company expects to incur these costs if the planned trials in the first calendar quarter of 2007 show improvement over the present baseline treatments. This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately $3,600,000 to meet its $5,000,000 budget. The Company does not have any arrangements at this time for equity or other financings. If we are unable to obtain additional financing, our business plan will be significantly delayed.

The Company has limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

The Company is currently engaged in a national search for an R&D as well as manufacturing facility. The manufacturing portion of the facility will eventually need to be certified by the FDA in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I , II and III ).

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application in our 2007-2008 fiscal year. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (IND) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

Most pharmaceutical companies expect 4 to 10 years of study to be needed before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents area, our studies will have objective response end points, and will be of relatively short durations. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing needs.

Management intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations for the next twelve months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2006, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

The following table lists the future payments required on the Company’s contractual obligations as of December 31, 2006:

		Less than				Greater than
OBLIGATIONS	Total	1 Year		1-3 Years	4-5 Years	5 Years

Facility lease	$3,750	$3,750		$-	$-	$-
Executive salaries	1,367,222	917,222	(1)	450,000	-	-

Total obligations	$1,370,972	$920,972		$450,000	$-	$-

(1)	Of this amount, $317,222 has been reflected on the balance sheet as of December 31, 2006

Index

Equity Transactions

In July 2006, the Company's Board of Directors authorized the issuance of 5,744 shares of its common stock with a restrictive legend, to the debenture holders in lieu of interest on debentures as set forth in the contract. The Company recorded an interest expense of $7,644 for the month of July 2006.

In July 2006, warrants to purchase 200,000 shares of common stock exercisable at a price per common share of $.25 were exercised, and proceeds of $50,000 were received.

In July 2006, convertible debentures in the amount of $1,000,000 were converted into common stock, resulting in the issuance of 3,333,333 common shares.

In August 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.36 per share. These warrants, if not exercised will expire in August 2010. The fair value of these warrants, by using the Black-Scholes option pricing model, was in the amount of $30,184 and was recorded as consulting expense.

In November 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock common stock at $1.19 per share. These warrants, if not exercised will expire in November 2010. The fair value of these warrants, by using the Black-Scholes option pricing model, was in the amount in the amount of $25,888, and was recorded as consulting expense.

Subsequent Events

On January 2, 2007, subsequent to the Balance Sheet date, the Company entered into consulting agreements for future services with Dr. Randall Barton for scientific consulting, and Mr. Harry Schochat, Esq. for legal consulting. The company issued Dr. Randall Barton 114,000 shares of its common stock and Mr. Harry Schochat, Esq. 102,000 shares of its common stock, for a total of 216,000 shares as upfront payments (non-refundable) to these consultants.

Index

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer, president and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. Based on this evaluation, our chief executive officer and chief financial officer has concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES

In November 2006, the Scientific Advisory Board (SAB) was granted a total of 40,000 warrants exercisable into common shares at $1.14 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Index

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Date	Items Reported

None	-

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2007

NANOVIRICIDES INC.

/s/ Eugene Seymour, MD
Eugene Seymour, MD
Chief Executive Officer
(Principal Executive Officer)

/s/ Leo Ehrlich
Leo Ehrlich
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2007.

/s/ Eugene Seymour, MD
Chief Executive Officer and Director
Eugene Seymour, MD

/s/ Anil Diwan
President and Director
Anil Diwan

/s/ Leo Ehrlich
Chief Financial Officer and Director
Leo Ehrlich