Form 10QSB
period 2007-03-31
NANOVIRICIDES, INC.
filed 2007-05-18
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

Commission File Number: 0001379006

NANOVIRICIDES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

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
Yes  ☐           No   ☒

The number of shares outstanding of the Registrant's Common Stock as of May 17, 2007 was 112,633,502shares.

NanoViricides, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets – March 31, 2007 (Unaudited) and June 30, 2006	3

Statements of Operations (Unaudited) - For the Three and Nine Months Ended March 31, 2007 and 2006, and for the Cumulative Period May 12, 2005 (Inception) through March 31, 2007.	4

Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited) - For the Cumulative Period May 12, 2005 (Inception) through March 31, 2007.	5

Statements of Cash Flows (Unaudited) - For the Nine Months Ended March 31, 2007 and 2006, and for the Cumulative Period May 12, 2005 (Inception) through March 31, 2007.	8

Notes to Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	20

Item 3. Controls and Procedures	26

PART II OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 2. Changes in Securities	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits and Reports on Form 8-K	28
Signatures	29
Certifications	30

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2007	June 30, 2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$512,321	$2,507,102
Prepaid expenses	364,685	213,728

Total current assets	877,006	2,720,830

Property and equipment, net	19,243	2,054

Security deposit	100,000
Deferred expenses, net	-	6,714
Trademarks, net	5,412	-

TOTAL ASSETS	$1,001,661	$2,729,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$56,700	$44,076
Accounts payable – related parties	284,727	203,045
Accrued expenses	28,400	90,831
Accrued payroll to officers and related payroll tax expense	396,000	232,282
Other payroll taxes payable	7,537	3,826

Total current liabilities	773,364	574,060

LONG TERM DEBT:
Debentures, net	-	917,082

TOTAL LIABILITIES	773,364	1,491,142

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized at March 31, 2007 and June 30, 2006; issued and outstanding: 112,633,502 at March 31, 2007 and 108,878,425 at June 30, 2006.	112,633	108,878
Additional paid-in capital	5,813,746	4,480,035
Deficit accumulated during the development stage	(5,698,062)	(3,350,437)
Stock subscription receivable	(20)	(20)

TOTAL SHAREHOLDERS’ EQUITY	228,297	1,238,456

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,001,661	$2,729,598

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the Cumulative Period From May 12, 2005 (Inception) through March 31,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development	244,761	205,563	575,715	624,922	1,506,377
General and administrative (of this amount $200,985, $60,513, $279,822, $365,083 and $707,525 was for stock and option based compensation to consultants and officers for each period presented)	683,605	322,795	1,732,285	1,112,521	3,463,476

Total operating expenses	928,366	528,358	2,308,000	1,737,443	4,969,853
Loss from operations	(928,366)	(528,358)	(2,308,000)	(1,737,443)	(4,969,853)

Other income (expense):
Interest income	10,247	2,906	50,937	3,517	58,800
Non cash interest on convertible debentures	-	(22,192)	(7,644)	(43,847)	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	(240,729)	(82,918)	(386,757)	(713,079)
Total other income (expense)	10,247	(260,015)	(39,625)	(427,087)	(728,209)

Net loss	$(918,119)	$(788,373)	$(2,347,625)	$(2,164,530)	$(5,698,062)

Net loss per share: basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

Weighted average shares outstanding: basic and diluted	112,626,302	105,180,614	112,085,679	102,795,688

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD MAY 12, 2005 (INCEPTION) THROUGH MARCH  31, 2007
(UNAUDITED)

	Common Stock
	Number of Shares	Par Value $.001	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

Shares issued May 12, 2005 (Inception)	20,000	$20	$-	$(20)	$-	-

Share exchange with Edot-com.com Inc., June 1, 2005	(20,000)	(20)	-	20	-	-

Shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005	80,000,000	$80,000	(79,980)	(20)	-	-

Shares outstanding Edot-com.com Inc.,
June 1, 2005	20,000,000	$20,000	(20,000)	-	-	-
Options granted in connection with reverse acquisition	-	-	-	-	-	-

Net loss period ended June 30, 2005	-	-	-	-	(66,005)	(66,005)

Balance at June 30, 2005	100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005	-	-	5,277	-	-	5,277

Legal expenses related private placement of common stock, July 31, 2006	-	-	(2,175)	-	-	(2,175)

Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005	-	-	5,302	-	-	5,302

Warrants issued to Scientific Advisory Board, August 15, 2005	-	-	4,094	-	-	4,094

Options issued to officers, September 23, 2005	-	-	87,318	-	-	87,318

Shares issued for consulting services rendered at $.081 per share, September 30, 2005	2,300,000	2,300	184,000	-	-	186,300

Shares issued for interest on debentures, September 30, 2005	48,177	48	4,267	-	-	4,315

Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005	-	-	166,666	-	-	166,666

Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005	-	-	166,667	-	-	166,667

The accompanying notes are an integral part of these financial statements.

Index

	Common Stock
	Number of Shares	Par Value $.001	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Shareholders Equity '

Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005	-	-	275,000	-	-	275,000

Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005	-	-	49,167	-	-	49,167

Warrants issued to Scientific Advisory Board, November 15, 2005	-	-	25,876	-	-	25,876

Shares and warrants issued in connection with private placement of common stock, November 28, 2005	340,000	340	169,660	-	-	170,000

Shares and warrants issued in connection with private placement of common stock, November 29, 2005	300,000	300	149,700	-	-	150,000

Shares and warrants issued in connection with private placement of common stock, November 30, 2005	150,000	150	74,850	-	-	75,000

Shares and warrants issued in connection with private placement of common stock, December 2, 2005	100,000	100	49,900	-	-	50,000

Shares and warrants issued in connection with private placement of common stock, December 6, 2005	850,000	850	424,150	-	-	425,000

Shares issued for legal services rendered at $.95 per share, December 6, 2005	20,000	20	18,980	-	-	19,000

Shares and warrants issued in connection with private placement of common stock, December 12, 2005	750,000	750	374,250	-	-	375,000

Shares and warrants issued in connection with private placement of common stock, December 13, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 14, 2005	50,000	50	24,950	-	-	25,000

Shares issued in connection with debenture offering, December 15, 2005	50,000	50	48,950	-	-	49,000

Shares and warrants issued in connection with private placement of common stock, December 20, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 29, 2005	50,000	50	24,950	-	-	25,000

The accompanying notes are an integral part of these financial statements.

Index

	Common Stock
	Number of Shares	Par Value $.001	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity
Shares and warrants issued in connection with private placement of common stock, December 30, 2005.	50,000	50	24,950	-	-	25,000

Shares issued for interest on debentures, December 31, 2005	19,476	19	17,321	-	-	17,340

Shares issued for consulting services rendered at $1.46 per share, January 9, 2006	3,425	4	4,997	-	-	5,001

Warrants issued to Scientific Advisory Board on February 15, 2006	-	-	49,067	-	-	49,067

Warrants issued to Scientific Advisory Board on May 15, 2006	-	-	51,048	-	-	51,048

Shares issued for interest on debentures, March 31, 2005	7,921	8	22,184	-	-	22,192

Options exercised, May 31, 2006	1,800,000	1,800	88,200	-	-	90,000

Shares and warrants issued in connection with private placement of common stock, June 15, 2006	1,875,000	1,875	1,873,125	-	-	1,875,000
				-
Shares issued for interest on debentures, June 30, 2006	14,426	14	22,424	-	-	22,438

Net loss year ended June 30, 2006.	-	-	-	-	(3,284,432)	(3,284,432)

Balance at June 30, 2006	108,878,425	108,878	4,480,035	(20)	(3,350,437)	1,238,456

Shares issued for interest on debentures, July 31, 2006	5,744	6	7,638	-	-	7,644

Shares issued in connection with conversion of convertible debentures, July 31, 2006	3,333,333	3,333	996,667	-	-	1,000,000

Exercise of stock warrants, July 31, 2006	200,000	200	49,800	-	-	50,000

Options issued to Scientific Advisory Board on August 15, 2006	-	-	30,184	-	-	30,184

Options issued to Scientific Advisory Board on November 15, 2006	-	-	25,888	-	-	25,888

Shares issued for consulting and legal services rendered at $.76 per share, January 2, 2007	216,000	216	163,944	-	-	164,160

Options issued to Scientific Advisory Board on February 15, 2007	-	-	32,668	-	-	32,668

Officers’ compensation expense	-	-	26,922	-	-	26,922

Net loss nine months ended

March 31, 2007	-	-	-	-	(2,347,625)	(2,347,625)

Balance at March 31, 2007	112,633,502	$112,633	$5,813,746	$(20)	$(5,698,062)	$228,297

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		For the Cumulative Period From May 12, 2005
	2007	2006	(Inception) through March 31, 2007
OPERATING ACTIVITIES:
Net loss	$(2,347,625)	$(2,164,530)	$(5,698,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	164,160	210,301	374,461
Options granted to scientific advisory board	88,740	79,036	218,824
Options issued to officers as compensation	26,922	75,746	114,240
Depreciation and amortization	1,615	-	1,709
Amortization of deferred financing expenses	6,714	24,317	51,175
Non cash interest on convertible debentures	7,644	43,848	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	82,918	386,757	713,079
Changes in assets and liabilities:
Prepaid expenses	(150,957)	(50,000)	(364,686)
Deferred expenses	-	-	(2,175)
Security deposit	(100,000)	-	(100,000)
Accounts payable- trade	12,624	12,885	56,700
Accounts payable –related parties	81,682	(136,005)	284,727
Accrued expenses	(62,431)	(1,589)	28,400
Accrued payroll to officers and related payroll tax expense	163,718	200,000	396,000
Other payroll taxes payable	3,711	-	7,538

Net cash used in operating activities	(2,020,565)	(1,319,234)	(3,844,140)

INVESTING ACTIVITIES:

Purchases of property and equipment	(18,586)	(748)	(20,734)
Purchase of trademarks	(5,630)	-	(5,630)
Net cash used in investing activities	(24,216)	(748)	(26,364)

FINANCING ACTIVITIES:

Proceeds from issuance of convertible debentures	-	1,000,000	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of fees	-	1,367,825	3,242,825
Proceeds from exercise of stock warrants attached to convertible debentures	50,000	-	50,000
Proceeds from exercise of stock options	-	-	90,000

Net cash provided by financing activities	50,000	2,367,825	4,382,825

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,994,781)	1,047,843	512,321

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,507,102	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$512,321	$1,047,843	$512,321

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)

During the periods indicated below, the Company had the following non-cash activity:

	Nine Months Ended March 31,		For the Cumulative Period From May 12, 2005
	2007	2006	(Inception) through March 31, 2007

Common stock issued for services rendered	$164,160	$210,301	$374,461

Stock options issued to the officers as compensation	26,922	75,746	114,240

Stock warrants granted to scientific advisory board	88,740	79,036	218,824

Common stock issued for interest on debentures	7,644	43,848	73,930

Shares of common stock issued in connection with debenture offering		49,000	49,000

Common stock issued upon conversion of convertible debentures	1,000,000	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	713,079	713,079

Warrants issued in connection with private placement	-	-	1,262,632

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, EDOT-COM.COM, Inc. changed itsnameto NanoViricides, Inc. and its stock symbol to “NNVC”, respectively.  The Company is considered a development stage company at this time.

NanoViricides,Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., to which we have the necessary licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza, Rabies, and Asian Bird Flu Virus. TheraCour has granted us the right to include dengue fever among the viruses we are able to treat.  However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with Theracour will ever be reached or that, if reached, will be on terms favorable to the Company.

We focus our research and clinical programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Index

Note 3.  Substantial Doubt Regarding Ability to Continue as a Going Concern

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs. The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $5,698,062 at March 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2006 and 2005 and a cash balance of $512,321 at March 31, 2007, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $6,500,000 to fund its operations during the next twelve months.

Based on the results of  in-vivo and in-vitro studies which were completed in the first calendar quarter of 2007 and the Company’s April 9, 2007 Cooperative Research and Development Agreement, (CRADA), with the Walter Reed Army Institute of Research, we have commenced a program to seek substantial additional financing to meet our planned cash requirements through private placements of our common stock and/or incurring debt. The terms of the program (private placement)  have not yet been finalized. (See also Note 6) No assurances can be given that financing will be available or be sufficient to meet our capital needs. If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether.

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

Accounting for Stock Based Compensation– The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, since inception, which requires compensation cost recognized includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

Index

Option-based officers’ compensation expense  for the three months ended March 31, 2007 and 2006 were $4,157 and $11,446, and for the nine months ended March 31, 2007 and 2006 were $26,922 and $75,746, respectively, and $114,240 since inception. The fair value of the Company’s option-based awards granted to executive officers, granted on September 23, 2005, were estimated using the Black-Scholes option-pricing model with following assumptions:

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

Accounting for Non-Employee Stock Based Compensation– The Company accounts for shares and options issued for non-employees in accordance with the provision of Emerging Issue Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services”. According to the provisions of ETIF 96-18, the Company determines the fair value of stock and options granted to non-employees on the measurement date which is either the date of a commitment for performance has been reached or when performance has been completed, depending upon the facts and circumstances. The fair value of the shares and options valued at commitment date is expensed immediately for past services or expensed over the service period for future services.

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

Basis Earnings (Loss) per Share– Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

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

Segment Reporting - As of March 31, 2007 the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

New Accounting Pronouncements Affecting the Company

FIN 48, FASB Interpretation No. 48

In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in financial statements. FIN 48 also guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 smd adoption did not have a material impact to the Company’s financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s financial statements. For the three and nine months ended March 31, 2007 and 2006 the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of recognized tax benefits to significantly increase or decrease within next 12 months.

Index

Financial Accounting Standards No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within the hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

Financial Accounting Standards No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption id permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

Note 5. Significant Alliances and Related Parties

TheraCour Pharma, Inc.
Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted an exclusive license in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies.  Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment for dengue fever until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include dengue fever among the virus types we are permitted to manufacture, use and offer for sale. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed.  (2) we will pay  $25,000 per month for usage of  lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour Pharma, Inc., may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Index

Development costs charged by TheraCour Pharma, Inc. for the three months ended March 31, 2007 and 2006 were $129,959 and $133,742, and for the nine months ended March 31, 2007 and 2006 were $460,914 and $553,101, respectively, and $1,185,157 since inception.  As of March 31, 2007, the Company has an outstanding balance of $284,727due to TheraCour for development costs.  This amount has not been offset against a security advance of $299,685 paid to and held by TheraCour which is reflected in Prepaid Expenses

No royalties are due TheraCour Pharma from the Company’s inception through March 31, 2007.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space in Woodbridge, Connecticut. Performance of the Registrant’s obligations was guaranteed by TheraCour Pharma, Inc., a principal shareholder of the Registrant and provider of the materials the Registrant uses in its operations.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, our President and Chairman who owns approximately 66% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 31% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 35,370,000 shares of the Company’s outstanding common stock as of March 31, 2007.

Index

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies.  Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three months ended March 31, 2007 and 2006 were $114,801 and $71,821, and for the nine months ended March 31, 2007 and 2006 were $114,801 and $71,821, respectively, and $321,220 since inception. The Company has paid KARD a $50,000 advance payment (refundable) towards future fees.

Note 6. Prepaid Expenses

Prepaid expenses are summarized as follows:

	March 31, 2007	June 30, 2006

TheraCour Pharma, Inc. *	$299,685	$163,728
Kard Scientific, Inc. *	50,000	50,000
Prepaid other	15,000	-

	$364,685	$213,728

(* See Note 5. Significant Alliances and Related Parties)

On March 12, 2007 the Company signed an agreement and retained Crowell, Weedon & Company ("Crowell") as our exclusive financial advisors to assist us in our capital raising efforts.  We  paid a retainer fee at signing of $15,000, and services commenced in April 2007. The term of the engagement is for four months. In the event a financing is consummated during the term, Crowell would receive a fee equal to 7% of gross capital raised, warrants to purchase 10% of the securities issued in the financing and reimbursement of fees up to $10,000.

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

Index

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions.

Expected life in years	4 years
Risk free interest rate	4.69%
Expected volatility	94.00%
Dividend yield	0%

On January 2, 2007,  the Company entered into consulting agreements for future services with Dr. Randall Barton for scientific consulting, and Mr. Harry Schochat, Esq. for legal consulting.  The company issued Dr. Randall Barton 114,000 shares of its common stock and Mr. Harry Schochat, Esq. 102,000  shares of its common stock, for a total of 216,000 shares as upfront payments (non-refundable) to these consultants. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $164,160.

In February 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.54 per share.   These warrants, if not exercised will expire in February 2011.  The fair value of these warrants in the amount of $32,668 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions.

Expected life in years	4 years
Risk free interest rate	4.68%
Expected volatility	91.00%
Dividend yield	0%

Index

Note 8. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the nine months ended March 31, 2007 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30, 2006	2,000,000	0.10	9.25	2,980,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at September 30, 2006	2,000,000	0.10	9.00	2,180,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at December 31, 2006	2,000,000	$0.10	8.75	$1,280,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at March 31, 2007	2,000,000	$0.10	8.50	$2,180,000
Exercisable at March 31, 2007	1,416,666	$0.10	8.73	$908,333

As of March 31, 2007, there was  $13,301 of unrecognized compensation cost, related to non-vested options granted under employment contracts, which is expected to be recognized over a weighted average period of less than 1 year.

Index

Stock Warrants

The following table presents the combined activity of stock warrants issued for the nine months ended March 31, 2007 as follows:

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)

Outstanding at June 30, 2006	3,605,000	1.72	2.65
Granted	40,000	1.36	4.00
Exercised	(200,000	-	-
Expired	-	-	-
Canceled	-	-	-

Outstanding at September 30, 2006	3,445,000	1.84	2.52
Granted	40,000	1.19	4.00
Exercised	-	-	-
Expired	-	-	-
Canceled	-	-	-

Outstanding at December 31, 2006	3,485,000	$1.83	2.31
Granted	40,000	1.54	3.9
Exercised	-	-	-
Expired	-	-	-
Canceled	-	-	-

Outstanding at March 31, 2007	3,525,000	$1.83	2.33
Exercisable at March 31, 2007	3,525,000	$1.83	2.33

Of  the above warrants, 3,245,000 expire in fiscal year ending June 30, 2009; 160,000 expire in fiscal year ending June 30, 2010; and 120,000 expire in fiscal year ending June 30, 2011.

Index

Note 9. Income Taxes

There was no current or deferred income tax provision for the period presented.

The Company's deferred tax assets is summarized as follows:

	March 31, 2007	June 30, 2006
Net operating loss carryforwards	$1,349,700	$710,800
Research and development credit	391,700	234,000
Other	494,000	363,700
Gross deferred tax assets	2,235,400	1,308,500
Valuation allowances	(2,235,400)	(1,308,500)
Deferred tax assets	$-	$-

At March 31, 2007, the Company had potentially utilizable Federal and state net operating loss tax carryforwards of approximately $4,400,000 which will begin to expire in the year 2026, if not utilized. The utilization of the Company's net operating losses may be subject to a substantial limitation due to the "change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. A valuation allowance is provided when it is more likely than not than some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the nine months ended March 31, 2007 and the year ended June 30, 2006 was an increase of $926,900 and $1,293,600, respectively. The tax benefit assumed using the Federal statutory tax rate of 34% and Connecticut statutory rate of 7.5% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance.

Note 10. Commitments and Contingencies

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 1,500 square feet of office space at a base monthly rent of $1,875. The term of lease expired in 2007.  We had occupied the premises on a month-to-month basis since the lease has expired.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive,in Woodbridge, Connecticut. The term of the occupancy is until January 30, 2009 at a monthly rent of $11,667, plus an additional $500.00 per month for utilities.

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 5).  If it  loses the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

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

Note 11. Subsequent Events

On April 9, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute of Research to create new treatments for dengue fever using the Company’s nanomedicine technology.  Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Index

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by Theracour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from Theracour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), human influenza, avian influenza, Influenza and Asian Bird Flu Virus.    TheraCour has granted us the right to include dengue fever among the viruses we are able to treat.  However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with Theracour will ever be reached or that, if reached, will be on terms favorable to the Company.

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

In December 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza).  NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed.  The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and AviFluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). The second phase of the project, animal  and/or additional cell culture testing of the Influenza H1N1 and H5N1 candidates, as well as that of RabiCide-I™, the company’s rabies drug, were completed during the first calendar quarter of 2007. Whereas the rabies and H1N1 experimental data have not been completely analyzed, results of the in vitro H5N1 work in Vietnam were reported in a press release on May 7, 2007. The information was as follows: The BSL3 studies against Clade 2 H5N1, a Dec. 2006 isolate in Vietnam, showed that the nanoviricide developed against Highly Pathogenic Influenzas, FluCide-HP ™, was highly effective in suppressing cytopathic effects (CPE), whereas the broad-spectrum nanoviricide against all influenzas, FluCide™, was slightly less effective than AviFluCide-HP. These findings were expected. Both of these candidates were significantly more effective than oseltamivir (Tamiflu®) in this blind study performed by the National Institute of Hygiene and Epidemiology (NIHE) scientists in Vietnam. In addition, the antibody-fragment-based H5N1 specific (Clade 1, Vietnam, 2004-2005 strains) AviFluCide™ drug candidate was demonstrated conclusively by Vietnam scientists to significantly suppress CPE against this rgH5N1 strain (Clade 1), confirming previous results. The Highly Pathogenic H5N1 subtype of influenza continues to rapidly evolve and is now found in two distinct subgroups, Clade 1 and Clade 2. According to CDC scientists, the Vietnam 2004/2005 strains belong to Clade 1, whereas the Indonesia 2006 (2007), Egypt 2006, and Vietnam 2006 (2007) strains are different and form the Clade 2 subgroup. The various Clade 2 strains are antigenically distinct from each other, but closer to each other than to Clade 1 strains. Highly Pathogenic Influenza strains of all clades possess the polybasic cleavage site. Thus FluCide-HP, designed against this site, is expected to be effective against all Highly Pathogenic influenza strains. It is felt that it makes no difference to which type, subtype, or clade, they belong

On March 12, 2007 the Company signed an agreement and retained Crowell, Weedon and Company as our exclusive financial advisors to assist us in our capital raising efforts.  We  paid a retainer fee at signing of $15,000, and services commenced in April 2007. The term of the engagement is for four months.

On April 4, 2007, the Company signed a Cooperative Research and Development Agreement with the Walter Reed Army Institute of Research.  The joint R&D effort will focus on creating new treatments for dengue fever using NanoViricides' nanomedicine technology. The Company expects to commence work on this agreement during the second calendar quarter of 2007 and has included this project in the following section in “Requirement for Additional Capital”.

Management believes that it has achieved significant milestones in the development of rabies and anti-influenza drugs for human influenza (H1N1) and bird flu (H5N1).  Management’s beliefs are based on the results of pre-clinical cell culture studies and/or in vivo animal studies using mice.

Index

Liquidity and Capital Resources

Requirement for Additional Capital

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and we may not be able to obtain the necessary financing. As of March 31, 2007 we have a cash balance of $512,321, which can support operations through the end of our fiscal year June 30, 2007. We expect we will require in excess of $6,500,000 to execute the first part of our business plan which covers twelve months of operations. Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1
Research and Development of $2,000,000:  Includes planned costs of $1,200,000 for multiple drug variations and in-vivo and in-vitro studies for FluCide™, AviFluCide™, FluCide HP™, and Rabies planned for Q3 2007.  The Company has allocated the planned costs of  $1,200,000 evenly over the four drugs ($300,000 each). We have also budgeted $250,000 for early stage development of a drug for Dengue, $300,000 for early stage development of a drug for Hepatitis C (HCV), and $250,000 for other infectious disease research.

2	Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3
Capital costs of $1,250,000:  This is the estimated cost for equipment and laboratory improvements.   The Company plans to incur these costs if the planned trials in the third calendar quarter of 2007 show improvement over present treatments.

4
Staffing costs of $2,500,000:  The Company expects to incur these costs as the trials in the third calendar quarter of 2007  showed improvement over present baseline treatments.  This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies of various compounds.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately $6,500,000 to meet its budget. The Company does not have any arrangements at this time for equity or other financings.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

On February 27, 2007 the Company leased an R&D facility to occupy 5,000 square feet of space in Woodbridge, Connecticut, originally built for the Bayer Pharmaceutical Corporation.  The term of the occupancy is until January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities. The Company believes that an adjacent space may become available and would be suitable for small scale manufacturing.  The facility will need to be certified by the FDA in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an Investigational New Drug (IND) Application  with the FDA to begin the necessary human trials.

The Company anticipates that this upcoming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models.  If our studies are not successful, we will have to develop additional drug candidates and perform further studies.If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data may eventually enable us to file an Investigational New Drug (IND) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

Index

Most pharmaceutical companies expect 4 to 10 years of study to be required before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents area, our studies will have objective response end points, andwill be of relatively short durations. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing requirements.

Management intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations for the next twelve months.

The Company is considered to be a development stage company and will continue in the development stage until it generates revenues from the sales of its products or services.

Index

The following table lists the future payments required on the Company’s contractual obligations as of March31, 2007:

OBLIGATIONS	Total	Less than 1 Year		1-3 Years	4-5 Years	Greater than 5 Years

Facility lease	$267,667	$146,000		$121,667	$-	$-
Executive salaries	1,266,667	966,667	(1)	300,000	-	-

Total obligations	$1,534,334	$1,112,667		$421,667	$-	$-
(1) Of this amount, $366,667 has been reflected on the balance sheet as of March 31, 2007

Equity Transactions

In July 2006, the Company's Board of Directors authorized the issuance of 5,744 shares of its common stock with a restrictive legend, to debenture holders in lieu of interest on debentures as set forth in the contract. The Company recorded an interest expense of $7,644 for the month of July 2006.

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

On January 2, 2007,  the Company entered into consulting agreements for future services with Dr. Randall Barton for scientific consulting, and Mr. Harry Schochat, Esq. for legal consulting.  The company issued Dr. Randall Barton 114,000 shares of its common stock and Mr. Harry Schochat, Esq. 102,000  shares of its common stock, for a total of 216,000 shares as upfront payments (non-refundable) to these consultants. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $164,160.

In February 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.54 per share.   These warrants, if not exercised will expire in February 2011.  The fair value of these warrants in the amount of $32,668 was recorded as consulting expense.

Subsequent Events

On April 9, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute of Research to create new treatments for dengue fever using the Company’s nanomedicine technology.  Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs, etc.
 The following is the  SCOPE OF WORK as stated in the agreement.

Title:   “Research and Development of Various Anti-viral Agents Using the NanoViricides Technology”

Index

Dengue is an acute disease caused by one of four serotypes of dengue virus, viz., types 1, 2, 3, and 4, which circulate widely in the tropics and subtropics affecting up to 100M people each year, many with potentially life threatening illness.  As such, it is a disease of major military importance.  Although several candidate dengue vaccines are in clinical trials, none is yet licensed.  Furthermore, up to 6 months may be required for the induction of protective immunity to dengue with some vaccines. Therefore, the development of antiviral drugs for dengue is strongly indicated both for immediate disease prevention and treatment.  This collaboration will pair WRAIR, with its extensive experience in vaccine dengue research, and NanoViricides, with its novel platform for the creation of antiviral drugs. Candidate antiviral compounds will be formulated at NanoViricides using proprietary, patent-pending chemistries. The targeted antiviral drug candidates produced by NanoViricides will be evaluated at WRAIR for their ability to neutralize dengue viruses in cell culture and protect against dengue virus challenge in an established small animal (murine) model.  Based upon the success of the biological testing, future studies may address the development of more effective, less expensive antiviral drug candidates.

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of dengue fever, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for dengue fever with Walter Reed until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include dengue fever among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for dengue fever, which may adversely impact our operations and cause the termination of our CRADA with Walter Reed.

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

Index

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 2, 2007,  the Company entered into consulting agreements for future services with Dr. Randall Barton for scientific consulting, and Mr. Harry Schochat, Esq. for legal consulting.  The Company issued Dr. Randall Barton 114,000 shares of its common stock and Mr. Harry Schochat, Esq. 102,000  shares of its common stock, for a total of 216,000 shares as upfront payments (non-refundable) to these consultants.

In February 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.54 per share.   These warrants, if not exercised will expire in February 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On April 9, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute of Research to create new treatments for dengue fever using the Company’s nanomedicine technology.  Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs.

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of dengue fever, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for dengue fever with Walter Reed until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include dengue fever among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for dengue fever, which may adversely impact our operations and cause the termination of our CRADA with Walter Reed.

On May 16, 2007, Leo Ehrlich resigned as the Company's Chief Financial Officer. The Company's Chief Executive Officer, Eugene Seymour, was appointed as Interim Chief Financial Officer.

Index

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit

31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of President required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification of President, Chief Executive Officer and Interim Chief Financial Officer  required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Date	Items Reported

March 8, 2007	Entry into a Sublease Agreement to occupy 5,000 square feet in Woodbridge, Connecticut

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 17, 2007

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive and Interim Chief Financial Officer and Director

/s/ Anil Diwan
Anil Diwan
Chief Executive Officer, President and Chairman of the Board of Directors