Form 10KSB
period 2007-06-30
NANOVIRICIDES, INC.
filed 2007-10-15
CIK 1379006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________

COMMISSION FILE NO. 0-29015

NANOVIRICIDES, INC.
(Name of Business Issuer in Its Charter)

NEVADA	76-0674577

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 WOOD STREET, SUITE 205

WEST HAVEN, CONNECTICUT 063516

(Address of principal executive offices)

203-937-6137

(Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE	NONE

(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting stock held on June 30, 2007 by non-affiliates of the registrant was $44,751,729 based on the closing price of $.90 per share as reported on the OTC Bulletin Board on June 30, 2007, the last business day of the registrant's most recently completed fiscal year (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

At October 15,2007, 114,069,144 shares of the registrant Common Stock, $0.001 par value were outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

PART I

ITEM I: DESCRIPTION OF BUSINESS

Corporate History

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. and was organized for the purpose of conducting internet retail sales. On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation, Edot-com.com (Nevada). On April 15, 2005, Edot-com.com (Colorado) and Edot-com.com (Nevada) were merged and Edot-com.com, Inc., (ECMM) a Nevada corporation, became the surviving entity. On April 15, 2005, the authorized shares of common stock was increased to 300,000,000 shares at $.001 par value and the Company effected a 3.2 - 1 forward stock split effective May 12, 2005.

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc. (an approximately 31% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, Edot-com.com, Inc., Inc. changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC”, respectively.  From   June 29, 2007 the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board under the symbol NNVC.OB. The Company is considered a development stage company at this time.

NanoViricides, Inc. (the “Company”), is an early developmental stage nano-biopharmaceutical company engaged in the discovery, development and commercialization of anti-viral therapeutics. The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., one of the Company’s principal shareholders, to which we have the licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Rabies, Influenza and Asian Bird Flu Virus. We focus our laboratory research and pre-clinical programs on specific anti-viral solutions. Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment for dengue fever until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include dengue fever viruses, West Niles Virus and Japanese Encephalitis Virus among the virus types we are permitted to manufacture, use and offer for sale. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $6,469,400 at June 30, 2007. For the year ended June 30, 2007 the Company had a net loss of $ 3,118,963. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The accompanying financial statements on pages of this Form 10-KSB have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Glossary of Terms:

Nano- When used as a prefix for something other than a unit of measure, as in "nanoscience", nano means relating to nanotechnology, or on a scale of nanometers (one billionth of a meter or greater)

Viricide- is an agent which reliably deactivates or destroys a virus.

Nanoviricide(tm)– is an agent which is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company's patent-pending and proprietary technologies.

Ligand- is a short peptide or  chemical molecule fragment that has been designed to specifically recognize one particular type of virus.

Micelle- One of the structural units said to make up organized bodies

Nanomicelle- micelles on the scale of nanometers

Pendant polymeric micelles- A polymeric micelle forms from a a polymer whose chemical constitution is such that even a single chain of the polymer forms a micelle. A pendant polymer is a polymer that has certain units in its backbone that extend short chains branched away from the backbone. Pendant Polymeric Micelles therefore are polymeric micelle materials that are a class of pendant polymers, and naturally form exceptionally well-defined, self-assembling, globular micelles with a core-shell architecture.

Mutations - The ability (of the virus) to change its genetic structure to avoid the body’s natural defenses. Mutants are viruses created from a parent virus strain through a process of natural selection under pressure as it replicates in a host.

P-Value: In statistical hypothesis testing, the p-value is the probability of obtaining a result at least as extreme as that obtained, assuming that the null hypothesis is true; wherein the truth of the null hypothesis states that the finding was the result of chance alone. The fact that p-values are based on this assumption is crucial to their correct interpretation. The smaller the p-value, the greater is the probability that the observed study results and the comparison control are distinct, and therefore that the study results are not a result of chance alone.

More technically, the p-value of an observed value observed of some random variable T used as a test statistic is the probability that, given that the null hypothesis true, T will assume a value as or more unfavorable to the null hypothesis as the observed value observed. “More unfavorable to the null hypothesis” can in some cases mean greater than, in some cases less than and in some cases further away from a specified center value.

The NanoViricide Concept

The Company owns an exclusive worldwide license in perpetuity to technology that enables the creation of nanoviricides (tm). A “nanoviricide” is a flexible nano-scale material approximately a few billionths of a meter in size, which is chemically programmed by a “ligand” to specifically target and attack a particular type of virus. A nanoviricide also is capable of simultaneously delivering a devastating payload of active pharmaceutical ingredients (API) into the virus particle, to destroy its genome (RNA/DNA).

Background: The NanoViricides Technology and Approach

The NanoViricides Technology and Approach

Nanoviricide drugs, which are presently in a preclinical stage of development, are designed to lead to reduction in viremia by a set of multiple concerted mechanisms:

1.
Each nanoviricide drug is designed as a specifically targeted antiviral agent for a particular type of virus or group of viruses. Often side effects of a drug may be correlated with non-specific interactions with the host cells, tissues, and organs. Most existing anti-viral agents are known to have non-specific effects against both host cells and viral machinery at the same time.

2.
A nanoviricide is designed to seek and attach to a specific virus particle, engulfing the virus particle in the process, thereby rendering it incapable of infecting new cells, and disabling it completely. This suggested mechanism of action comprises much more than what the current entry and fusion inhibitors are expected to do. The fusion and entry inhibitors do not completely cover the virus particle and likely block only a few sites on the virus particle, which means the virus particle may still be capable of infecting cells using its unblocked attachment sites. In contrast, a nanoviricide is expected to engulf the virus particle completely, because of its larger size and flexible nature, thus disabling it completely. The action of a nanoviricide, if it works as designed, in this regard may be expected to be superior to antibody agents that attack viruses as well. Antibodies, being large, are expected to block relatively greater portions of the virus particle surface compared to small molecule entry inhibitors. However, antibodies depend upon the human immune system responses for clearing up the virus particle. In contrast, nanoviricides are thought to be capable of acting as completely programmed chemical robots that finish their task of destroying the virus particle on their own.

3.
A nanoviricide is designed to be capable of encapsulating an active pharmaceutical ingredient (API) in its core, or “belly”. This is expected to reduce toxic effects of the API. Such encapsulating methods are currently being used in anti-cancer therapy and have shown reduced toxicity as well as increased efficacy (see http://nihroadmap.nih.gov/nanomedicine/) . Our goal, which can give no assurance that we will achieve, is for NanoViricides, Inc. to be the premier company to develop nanomedicines for anti-viral therapy.

4.
A nanoviricide is designed to deliver any encapsulated API directly into the core of the virus particle. This is proposed to result in maximal effect against the anti-viral targets, such as the viral genomic materials. Our goal for this specifically targeted delivery of the API is to minimize toxic effects and also improve efficacy of the API. (see http://www.nci.nih.gov).

5.
With this concerted targeted set of mechanisms, our objective is for the nanoviricide to be programmed to (a) prevent the virus particle from being able to infect new cells, (b) dismantle the virus particle, and (c) destroy the genetic material of the virus particle, thereby completely destroying the target. Our complete systems engineered approach to anti-viral therapy is in stark contrast with the current piece-meal approaches. Current drug therapies often have extensive toxicities, limited efficacies, and generation of mutants (mutated viruses) through selective incomplete pressure applied by the therapeutic regime onto the virus.

We designed the nanoviricides to act by completely novel and distinctly different mechanisms compared to most existing anti-viral agents. The self-assembling nanoviricide “trojan horses” would be expected to course through the blood stream, seek their target, i.e. a specific virus particle, attach themselves to the virus particle target and fuse with the virus particle. This chain of events, if it in fact occurs, is designed to destroy the virus particle's ability to infect host cells. In addition, if the nanoviricide contains an encapsulated API, such API may be deployed into the virus particle and might lead to destruction of the virus genetic material (such as viral DNA, viral RNA, etc.), and/or key viral components that the virus carries inside its “belly” (such as the reverse transcriptase, the protease, and the integrase carried by HIV particles), based on the capabilities of the API. This concept needs to be extensively tested in future experiments. The concept of targeted delivery of an API is well known in the cancer therapeutics arena as this quote from the National Cancer Institute website above makes clear “Nanoscale devices have the potential to radically change cancer therapy for the better and to dramatically increase the number of highly effective therapeutic agents. Nanoscale constructs can serve as customizable, targeted drug delivery vehicles capable of ferrying large doses of chemotherapeutic agents or therapeutic genes into malignant cells while sparing healthy cells, greatly reducing or eliminating the often unpalatable side effects that accompany many current cancer therapies.” http://nano.cancer.gov/resource_center/nano_critical.asp - cancer.

We designed the nanoviricides to act by a novel set of multiple, concerted, mechanisms. However, being so novel, our drugs are not directly comparable to existing anti-viral therapies. Thus, the safety and efficacy of the nanoviricides needs to be established by experimentation, and cannot be anticipated on the basis of any similar information regarding existing drugs. See Part I, Preclinical Safety And Efficacy Studies.

It is important to realize that the flexible nanoviricides nanomedicines show substantial advantages over hard sphere nanoparticles in this antiviral drug application. Hard sphere nanomaterials such as dendritic materials, nanogold shells, silica, gold or titanium nanospheres, polymeric particles, etc., were never designed to be capable of completely enveloping and neutralizing the virus particle.

The Company does not claim to be creating a cure for viral diseases. The Company's objectives are to create the best possible anti-viral nanoviricides and then subject these compounds to rigorous laboratory and animal testing. Our long-term research efforts are aimed at augmenting the nanoviricides that we currently have in development with additional therapeutic agents.

The Company plans to develop several drugs through the preclinical studies and clinical trial phases with the goal of eventually obtaining approval from the United States Food and Drug Administration (“FDA”) and International regulatory agencies for these drugs. The Company plans, when appropriate, to seek regulatory approvals in several international markets, including developed markets such as Europe, Japan, Australia, and underdeveloped regions such as Southeast Asia, India, China, and the African subcontinent. The seeking of these regulatory approvals would only come when and if one or more of our drugs, now in early stage of pre-clinical development, has significantly advanced through the US FDA regulatory process. If and as these advances occur, the Company may attempt to partner with more established pharmaceutical companies to advance the various drugs through the approval process.

There can be no assurance that the Company will be able to develop effective nanoviricides, or if developed, that we will have sufficient resources to be able to successfully manufacture and market these products to commence revenue-generating operations.

The Company's headquarters are currently in West Haven, Connecticut.

Our Product Focus and Technologies

The Company plans to develop several different nanoviricide drugs against a number of human viral diseases. The Company has a license in perpetuity to develop drugs based on technologies originally created by TheraCour Pharma, Inc., against the following human viral diseases: H5N1 (Avian Flu), Human Influenza, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Dengue and Rabies, including all known strains of these viruses.

We currently have, in early, active development, products against H5N1 (Avian Flu), common Human Influenza (both highly pathogenic and non pathogenic), Rabies, Dengue, and Hepatitis C. We plan on undertaking the development of drugs against other viruses when adequate financing becomes available. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital.

Background: Preclinical Safety And Efficacy Studies

The discussions in this section and throughout this Form 10-KSB annual report describe the tests that have been conducted which have yielded these results. These results do not provide sufficient evidence regarding efficacy or safety to support an Investigational New Drug (IND)  application with the FDA. Additional tests will need to be conducted. It must be noted that subsequent results often do not corroborate earlier results.

Preliminary Safety Studies In Vitro

We have conducted limited initial animal safety studies on one of the core TheraCour™ nanomaterials (patent pending). TheraCour technology covers a large range of nanomaterials in a class known as pendant polymeric micelles. These materials are self-assembling, flexible, non-particulate, and stable at room temperature.

We rely upon TheraCour nanomaterial to form the backbone of our nanoviricide antiviral drugs. One of the TheraCour polymers was tested at a 100mg/kgBW (body-weight) dose level in mice in a preliminary experiment. In studies involving gross tissue examination, microscopic histology studies, and blood pathology, no ill-effects or toxic effects were found. These studies showed that the tested core nanomaterial did not cause any organic damage in mice at the amounts tested. All results were within safe limits.

Several additional animal studies have been conducted in which the effect of a nanoviricide in the context of a disease was evaluated using histopathological techniques. Mice infected with influenza virus (H1N1) in a lethality type of study were treated with nanoviricides. The histological effects observed to date have been mild and explained by the disease state and there do not appear to be any deleterious effects of any significance that related to the nanoviricides drugs.  Systematic studies for evaluating the safety or toxicity threshold will be performed in the future.

Higher dosage levels and studies on additional materials are planned in order to determine the safety thresholds in laboratory animals. The only purpose of these studies was to give our scientists direction in designing the next set of studies. These have no impact on the regulatory (FDA) process.

Proof-of Principle

We have conducted studies which demonstrated that when a small chemical molecule (ligand) is attached to our nanomicelles covalently, the resulting nanoviricide has such a high activity that as little as 1/50th of the attached molecule is needed for comparable activity [i.e. A 20mg/kgBW injection of free molecule and a 0.04 mg/kgBW injection of the molecule attached to the polymer showed equivalent efficacy.]. These results suggest to us that the observed antiviral activity of the nanoviricide is due to the proposed mechanism of action of the nanoviricide and not to either component of the drug, the ligand or the nanomicelle. This is considered "proof of principle" in that our original theoretical assumptions about the functionality of the nanoviricide have scientifically been validated.

We have also performed studies in vitro in which a murine cytomegalovirus (CMV) preparation was subjected to dilute solutions of two different nanoviricides and the resulting solutions were studied by electron micrography to evaluate morphological changes in the virus. The nanoviricide treatments led to complete loss of the virus's lipid coat, resulting in the virion capsids spilling out. The virion capsids of CMV lack the coat proteins required for attachment to cells and are non-infectious.  Electron micrographs depicting this can be found on our web site at http://www.nanoviricides.com/action_small.html.

Preliminary Efficacy Study

The preclinical animal testing, done to study the efficacy (effectiveness) of the test nanoviricide (anti-human influenza, H1N1) compound, revealed potential for development for the reasons delineated below. Three separate and distinct sets of experiments were performed to address different questions regarding efficacy.

Certain sets of experiments were conducted to determine the destruction/protection of the animal organs. There were ten animals per group and positive and negative controls were employed. Lethal infectious challenges of H1N1 influenza virus were administered, followed by treatment with nanoviricides after a significant delay. The active substances appeared to have protected the organs so that there were no histological (microscopic tissue) changes to the internal organs of the treated animals. Highly significant tissue damage was found in the internal organs of the unprotected (no nanoviricide treatment) groups.

Another set of experiments was performed, again on five separate groups each containing ten animals where the viral load was determined in the animals. The findings revealed that the viral load (number of viral particles per cubic millimeter) in the treated animals was significantly lower than that found in the control animals.

In statistics, a result is called significant if it is unlikely to have occurred by chance. "A statistically significant difference" simply means there is statistical evidence that there is a difference; it does not mean the difference is necessarily large, important or significant in the usual sense of the word.

In traditional frequentist statistical hypothesis testing, the significance level of a test is the maximum probability, assuming the null hypothesis, that the statistic would be observed. Hence, the significance level is the probability that the null hypothesis will be rejected in error when it is true (a decision known as a Type I error.  The significance of a result is also called its p-value; the smaller the p-value, the more significant the result is said to be.

Significance is represented by the Greek symbol, α (alpha). Popular levels of significance are 5%, 1% and 0.1%. If a test of significance gives a p-value lower than the α-level, the null hypothesis is rejected. Such results are informally referred to as 'statistically significant'. For example, if someone argues that "there's only one chance in a thousand this could have happened by coincidence," they are implying a 0.1% level of statistical significance. The lower the significance level, the stronger the evidence for the presence of a true therapeutic effect.

A very small α-level (say 1%) is less likely to be more extreme than the critical value and so is more significant than high α-level values (say 5%). However, smaller α-levels run greater risks of failing to reject a false null hypothesis (a Type II error), and so have less statistical power. The selection of an α-level inevitably involves a compromise between significance and power, and consequently between the Type I error and the Type II error.

Our experiments consistently have resulted in a  p value less than 0.003, which makes the tests very accurate, that there is no errors statistically for such an experiment, and all the values obtained from these experiments are of significance.

These initial animal findings suggested that the test nanoviricide compound was an effective treatment for human influenza in mice and that the concept of using a nanoviricide as a treatment for certain viral illnesses was a valid one and was deserving of further study. In more scientific terms, the statistical test was met for validity of the findings and these findings could be considered statistically significant. Thus, in statistical terms, one could say that the null hypothesis, that is the statistical likelihood that the observed results was due to chance and not the effect of the drug, was rejected.

Preliminary Cell Culture Studies Against H5N1 Avian Influenza

In vitro (laboratory) evaluation of 14 substances, including controls, was performed to evaluate protection of mammalian cells against infection by the H5N1 subtype. These assays were conducted in Vietnam under the auspices of the National Institute of Hygiene and Epidemiology, Hanoi (NIHE) under the Vietnam Ministry of Health. We identified four different nanoviricides as being highly effective against H5N1 using two different assays, both involving cell culture, one using the plaque reduction method and the other involving microscopic examination, to determine the extent of cytopathic events (CPE) reduction. All of these nanoviricides were effective at extremely low concentrations and many of them are considered by us to be drug candidates.

Four different nanoviricides were selected on the basis of the statistical test called the p-value, (explained below). The p-values for these four compounds were p<.003 which meant that there was a high statistical probability that these results were due to the effect of the test nanoviricides and not to chance. Thus the "null hypothesis" is rejected and the results can be considered statistically significant.

The most successful of these was a nanoviricide based on an antibody fragment as the targeting ligand, which led to substantial suppression of CPE at an extraordinarily low concentration level. This is being developed as AviFluCide-I™, a drug highly specific to H5N1 that is being developed against the Vietnam strain. We currently believe that it is very likely to work against the Indonesian strain although further studies will be required to determine its efficacy against various highly pathogenic stains of influenza. If it fails to work against the Indonesian 2006 strain, further development may become necessary.

Another nanoviricide which is based on a ligand that we designed in-house to be specific to the group of all or a majority of highly pathogenic avian influenza (HPAI) viruses, also showed a very high efficacy. This is being developed as “FluCide-HP™”, a drug designed to be group-specific against emergent and existing highly pathogenic influenza viruses (including H5N1, H7N3 and others). Non-H5N1 HPAI (non-pathogenic avian influenza) strains could also become a pandemic threat as can all influenza A viruses since they all have the ability to mutate. It is well known that influenza strains drift constantly due to mutation, ressortment or recombination events leading to failure of vaccines.

A third nanoviricide is based on a ligand that we designed for attacking all influenza A viruses (type-level specificity) has shown strong efficacy against H5N1 as well. This is being developed as “FluCide-I™”, a drug designed primarily for use against serious cases of human influenza.

All of the above studies have been repeated with the same as well as additional test methodologies (for example, evaluation of CPE quantitatively by a cell viability soluble dye assay) producing confirmatory results against this rgH5N1 Vietnam strain (based on the Vietnam 2004/2005 H5N1 strain).

Additional cell culture studies against the wild-type clade 2 H5N1 strain isolated in Vietnam in 2006 showed that FluCide-HP caused a 90% reduction in CPE as measured by the dye assay, whereas FluCide-I gave a 70% reduction in CPE, indicating that both of these broad-spectrum drugs are highly effective even against different strains and different clades of H5N1.

The Indonesia 2006 H5N1 strain also belongs to the clade 2 subgroup within H5N1 subtype.

Preliminary Efficacy Studies In Vivo - Influenza

100% of Mice Survived Long After Al Mice Treated With Oseltamivir Had Died.

All but the antibody-based anti-influenza nanoviricides have been  tested in mice in an aggressive study involving extremely high levels of infection with a common influenza strain called H1N1. This study was conducted by Dr. Krishna Menon, the Company’s Chief Regulatory Officer. While a final comprehensive report on this study has not yet been issued, the results indicate that most of the nanoviricide nanotechnology-based drug candidates were substantially more efficacious than oseltamivir (Tamiflu(R)). Initial unpublished data suggest that FluCide-I may be as much as 8 to 10 times (800% to 1,000%) superior to Tamiflu in common influenza.

Additional studies have been performed in the same highly lethal mouse model with H1N1 infection wherein all the mice treated with oseltamivir died within 151.4±1.0 hours, at which point 100% of the mice treated with a nanoviricide using an improved sialic-acid-based ligand (improved FluCide(tm)-I) as well as 100% of the mice treated with a nanoviricide made using a ligand designed against the high path site of highly poathogenic influenzas including H5N1 (FluCide-HP(tm)) were still surviving. The mice treated with FluCide-HP survived until 186.0±1.4 hours, whereas those treated with FluCide-I survived until 190.0±3.7 hours in this test. (The control, untreated mice died within 119.0±0.6 hrs. Oseltamivir is the active ingredient of Tamflu(R)). It is estimated that the Tamiflu dose would need to be increased by much more than ten times (i.e. 1,000%) to match the efficacy of the improved FluCide-I. These estimates are very preliminary in nature.

Considering that the preclinical data for oseltamivir and for peramivir are similar in terms of effect on survival or time course, it is clear that our nanoviricides may be expected to be far superior to permaivir as well.

From this unpublished data, we have concluded that the results are statistically significant with a p<0.003.

Virus Load in lungs of lethally infected animals was reduced significantly.
In the above study, the virus load in lungs of infected animals was reduced to 92±21 pfu/ml by FluCide-HP, and 119±18 pfu/ml by the improved FluCide-I in this study. These are very low levels of virus load. The control untreated mice had a viral load of 946± 115 pfu/ml at this sampling point.

Preliminary Efficacy Studies In Vivo – Rabies

As part of our agreement with Vietnam that enabled us to perform studies on various H5N1 strains and gave us access to anti-H5N1 antibodies from multiple host species, we have undertaken the development of anti-rabies drug candidates.

We performed two separate animal studies using a lethal mouse model in which mice were infected intracerebrally with 1,000LD50 of rabies challenge standard virus strain. Each group had 10 animals and there were 36 groups all together.  In both studies, three different nanoviricides led to significant indefinite survival of mice. In the intracerebral virus-neutralization mechanism study, two of the tested nanoviricides led to 30% of the mice surviving indefinitely, and one led to 20% of the mice surviving indefinitely. In the intraperitoneal nanoviricide administration route study, two of these nanoviricides led to 20% of the mice surviving indefinitely. A 20% or greater population survival is considered statistically significant in this study. BayRab(R), a commercial antibody used for post-exposure prophylaxis of rabies, gave 0% population survival rate in both studies. A nanoviricide made using antibody-based ligand followed the same course as the antibody itself, and gave a 0% population survival rate.

These studies appears to be the first ever in which a non-vaccine agent led to a significant population survival extent in rabies-infected mice in any high lethality infection protocol.  Two of the three nanoviricides that led to high population survival rates in these studies are being further developed under RabiCide-I(tm).

Further studies are planned.

A Note on Our Studies to Date

Current pharmaceutical industry work in antiviral therapy generally results in small efficacy improvements. Thus, in the case of influenza, peramivir™, (BioCryst) was reported as having approximately equal efficacy to oseltamivir (Tamiflu, Roche). However, it was suggested that peramivir™ may have a superior safety profile and thus may enable use of large doses. Peramivir recently failed its Phase II clinical trials, and BioCryst stated that this may have been due to the use needles of insufficient length in the Phase II study.

These levels of efficacy differences between other product candidates against influenzas and bird flu can be easily seen to be insignificantly small compared to the ones established in our preliminary studies for the nanoviricides tested.

However, it should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative, but not considered confirmative, of the capabilities of the nanoviricides technology's potential. These results merely lead us to the next step in the research process. They have no relevance when it comes to the FDA regulatory process. Despite such excellent early results, there is a risk that the nanoviricides may not result in drugs suitable for commercial production.

It must be stressed that the results discussed above were very preliminary and similar results may not be found on retesting. For a detailed discussion of the significance of the p value, please see http://en.wikipedia.org/wiki/P-value. However, further repeat studies will be necessary to substantiate and validate these results.

In statistics, a result is called significant if it is unlikely to have occurred by chance. "A statistically significant difference" simply means there is statistical evidence that there is a difference; it does not mean the difference is necessarily large, important or significant in the usual sense of the word.

In traditional frequentist statistical hypothesis testing, the significance level of a test is the maximum probability, assuming the null hypothesis, that the statistic would be observed. Hence, the significance level is the probability that the null hypothesis will be rejected in error when it is true (a decision known as a Type I error.  The significance of a result is also called its p-value; the smaller the p-value, the more significant the result is said to be.

Significance is represented by the Greek symbol, α (alpha). Popular levels of significance are 5%, 1% and 0.1%. If a test of significance gives a p-value lower than the α-level, the null hypothesis is rejected. Such results are informally referred to as 'statistically significant'. For example, if someone argues that "there's only one chance in a thousand this could have happened by coincidence," they are implying a 0.1% level of statistical significance. The lower the significance level, the stronger the evidence.

A very small α-level (say 1%) is less likely to be more extreme than the critical value and so is more significant than high α-level values (say 5%). However, smaller α-levels run greater risks of failing to reject a false null hypothesis (a Type II error), and so have less statistical power. The selection of an α-level inevitably involves a compromise between significance and power, and consequently between the Type I error and the Type II error.

Our experiments have constantly resulted in the p value less than 0.003, which makes the tests very accurate, that there are no errors statistically for such an experiment, and all the values obtained from these experiments are of significance.

(See Part I, Government Regulation)

Background: Collaborations and Subcontract Arrangements

Arrangement with KARD Scientific, Inc.

Owned and operated by Dr. Krishna Menon, KARD Scientific Inc. of Wilmington, Massachusetts, is currently our primary vendor for animal model study design and performance. KARD operates its own facilities in Wilmington, Massachusetts. KARD uses the Beth Israel Deaconess Hospital of the Harvard University Medical School to conduct these studies on our behalf. NanoViricides, Inc. does not have any direct collaborative relationships with Beth Israel Deaconess or Harvard University.

NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval by the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD.

Dr. Krishna Menon is the Company’s Chief Regulatory Officer, a non-executive officer position.

Collaboration with the Health Ministry of the Government of Vietnam

On December 23, 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and FluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). The second phase of the project, animal testing of the Influenza and H5N1 candidates has been delayed until the BSL3+ animal facility in Hanoi is ready. The H5N1 testing will utilize the NIHE’s BSL3 (biological safety laboratory level 3) laboratory at the NIHE. Rabies testing can safely be done at their BSL2 facility.

Other Collaborations

The Nanoviricides approach depends upon significant scientific input as well as scientific experimentation during various stages of developments. The Company currently does not have the facilities to conduct most of the anti-viral studies. The Company will need to develop additional collaborations in order to minimize capital outlays.

We have made significant efforts in the past year and continue to do so to obtain collaborations with various agencies, institutions, and commercial enterprises.

The Company has signed a Cooperative Research and Development Agreement with the Walter Reed Army Institute for Research for a cooperative research project to test the effectiveness of the Company’s products against the Dengue Fever Virus.

These meetings have led to the Company having received several cooperative research and development agreements (CRADA's) from different government agencies,  civilian as well as  military. These CRADA's are currently in review by the Company counsel. We have also received requests for material for testing under Material Testing Agreements (MTAs) from certain agencies. However, there can be no assurance that a final agreement may be forthcoming.

In addition, the Company has had preliminary negotiations and discussions with other pharma and non-pharma commercial enterprises regarding commercial projects based on the Company’s products.  The Company has received a proposed agreement from one of the non-pharma commercial companies. However, there is no signed agreement between the Company and this or any other commercial entity and no assurance can be given that an agreement will ever be reached with this or any other entity.

Mechanism of Nanoviricides Action

It should be noted that while the nanomaterials and nanomedicines we are developing are designed with the  set of ground rules stated earlier as our design goals, it is generally not possible to establish whether each of these mechanisms is actually active or whether it is truly responsible for the efficacy observed.

We believe that mechanisms are guidelines rather than endpoints. Our study endpoints and development programs are defined for establishing efficacy, safety, and chemical manufacturing controls, rather than establishing mechanisms of action.

Escape Mutants
Escape mutants are a known risk and challenge to any given anti-viral drug. Our plan is to develop new drugs with modified ligands that attack the new attachment sites of the escape mutants. The rationale for this is based on the concept that a nanoviricide drug is constructed from several building blocks. One of these building blocks is the ligand that attaches specifically to the virus. Identifying or creating a new ligand that binds to an escape mutant enables creating a new drug, simply by replacing the ligand part of a drug already known to be reasonably safe and efficacious. The Company's scientists have developed strategies for identifying and designing such ligands.

Ligand Tuning(tm)
A very broad-spectrum nanoviricide can be made by using a ligand that binds to a very large number of types and strains of a given virus. Usually, but not always, it is possible to identify a ligand that will provide such a broad specificity against a particular virus.

Usually, the broader the spectrum of a ligand, the lower is its efficacy level by itself. Thus, it is always beneficial to develop highly efficacious narrow spectrum drugs against potentially deadly diseases. Both high efficacy and low efficacy ligands can be combined on the same nanomicelle for “tuning” the spectrum of activity of the nanoviricide drug.

Background: Bio-Defense - Emergency Preparedness

NanoViricides Technology May be Well Suited for Bio-Terrorism and Emerging Disease Threat Response

In our early stages of development, we have designed a building-block based approach of nanoviricides drug development which may have potential use against bio-terrorism, accidental release of infectious agents, or natural outbreaks. This building block approach might have the potential to allow us to expeditiously develop a new drug to fight new and emerging threats. The Company has shown this in multiple presentations to various agencies within the U. S. Department of Defense.

Background: Bio-Defense “Rapid threat Response”

One of the long-term goals of the Company is to develop the ability to assist in the response of governments to viral bio-threats, whether due to bio-terrorism or natural events. Such a response scenario may in fact be possible because of the building-block nature of the nanoviricides platform technology. In this scenario, a base nanoviricide would be stockpiled under strategic national and international stockpiling programs, and a new drug could be developed against a threat even prior to identifying the actual pathogen that is the cause of the public health crisis event. This capability is seen as extremely valuable because it is anticipated that bioterrorism agents of the future as well as natural outbreaks may be of novel pathogens and therefore identification and diagnosis of the same may take large amounts of time, a time period in which an epidemic may threaten to become a pandemic. Such was the case with SARS, and other smaller outbreaks. A recent coxsackie virus outbreak in Northern India resulted in several child fatalities during the pathogen identification time frame itself, despite being caused by a previously known pathogen.

Background: Anti-HIV Drugs

Importance of Reduction in Viremia

In the field of HIV treatment, it is well established that keeping the viremia to a minimum level has significant clinical benefits. Thus, in one clinical study, only 8% of HIV infected patients with a viral load of less than 4350 copies of viral mRNA/uL progressed to full-blown AIDS in 5 years. By contrast, 62% of patients with a viral load of greater than 36,270 copies of mRNA/uL had developed AIDS in the same period (ref 145 from PATH p254). Viremia is significantly controlled with the current state of the art highly active antiretroviral therapies (HAART) against HIV, to the extent of almost undetectable viral load (i.e. less than 50-75 copies of HIV RNA per ml) in many patients. However, this is a dynamic condition, in which the rate of creation of new virus particles is balanced by the rate of their destruction, primarily by the body's innate defenses. In addition, once an escape mutation occurs, the HAART therapy loses its effectiveness and viral load rises sharply. Similarly, other precipitative events such as a secondary infection can cause progress to the AIDS stage. The AIDS stage is characterized by rapidly rising HIV viral loads (viremia), and, concomitantly, rapidly declining CD4+ T cells (an important component of human immune system). Eventually, the patient dies of complications related to the debilitation of immune response, often by a variety of secondary infections or even neoplasms (cancers) that grow unchecked.

In the very first stage of HIV infection, i.e. immediately after infection, there is a rapid rise in HIV viremia in the first few weeks, called the Acute HIV Syndrome (or Disease). If the body's immune system then brings the viremia under control, into a dynamic state, it called “Asymptomatic HIV Disease”. This stage lasts for a median 10 years, and a precipitative event, such as usually a secondary infection, leads to the clinical manifestations of AIDS. During the asymptomatic stage, it is known that the level of the steady state viremia correlates with the future progression of the disease and the life span of the patient.

While HAART therapy, when successful, leads to “undetectable” levels of viremia, the virus levels may still be at about 50 copies per ml, or about 1.5 million circulating virions in the blood and probably many magnitudes more virions inside cells and other tissues. This is still a very large load of virus. Thus, control of viremia is important even in the asymptomatic stage of “latent” HIV infection, even with HAART therapy.

Based on our early stage in-vitro and in-vivo results on our anti-viral influenza nanoviricides, we now have a scientific basis to expect that once we identify and attach a suitable ligand to develop an anti-HIV nanoviricide, it may well be possible to control viremia in all three stages of the HIV disease; viz. the early acute HIV infection syndrome, the later clinically latent HIV infection, and the late stage of full-blown AIDS. This “system” still needs to be extensively tested in the laboratory and in animals before any definitive statements can be made about its effectiveness.

The Company's Plan of Attacking HIV/AIDS

The Company has initiated the development process for two drugs against HIV, called HivCide-I and HivCide-II respectively. These two drugs together are expected to encompass the currently known array of HIV types and subtypes in the world. These first nanoviricides drugs have been designed to engulf the virus particles, and dismantle them. We do not anticipate starting to begin basic testing of these initial candidates until late in our  2007 fiscal year. This depends on adequate financing for the staff as well as for the materials necessary to begin the evaluation process.

HIV is an extremely difficult, if not impossible virus to eradicate. The HIV genome copies itself ("integrates") into the human cellular DNA. This integration process makes HIV almost immortal. Our drug development objective is to be able to reduce viral load. Whether or not that is possible with this virus is not yet known and the concept will have to be extensively tested.

Background: Influenza

Seasonal Influenza.
Seasonal influenza, commonly known as the flu, is a viral infection characterized by symptoms including fever, cough, sore throat, fatigue, headache, and/or chills. According to the U.S. Centers for Disease Control and Prevention (“CDC”), (www.cdc.gov), an estimated 5% to 20% of the American population suffers from influenza annually, more than 200,000 people are hospitalized from flu complications, and approximately 36,000 people die from the flu in the US. The worldwide death toll is estimated at upwards of 200,000 per year. Influenza is particularly dangerous to the elderly, young children and people with certain chronic health conditions. Outbreaks of seasonal flu tend to follow predictable patterns usually occurring in the winter. New vaccines are developed annually based on known flu strains and are usually available for the annual flu season. There are also antiviral treatments available for the treatment of people infected with the influenza virus.

Avian Influenza.
According to information taken from the CDC website, avian influenza, or bird flu, is an infection caused by viruses which occur naturally among birds. This form of flu is very contagious among birds and can lead to serious illness and sometimes death. There are two main forms of disease that infect domestic poultry, one a low pathogenic form and the other a highly pathogenic form. The latter form can cause disease that affects multiple internal organs and with a mortality rate between 90-100% in these birds within 2 days.

While there are many different subtypes of the influenza A viruses, only three subtypes are known to be currently circulating among humans. Avian influenza A viruses are found chiefly in birds, but there have been confirmed cases of infection in humans, generally as a result of contact with infected birds. These infections have led to symptoms of normal flu to more severe and life threatening conditions. Influenza A (“H5N1”) is a subtype of an influenza virus that is highly contagious among birds and can be very deadly to them. Of the avian influenza viruses that have crossed the species barrier to infect humans, the H5N1 has caused the largest number of detected cases of severe disease and death in humans. In 2006, it is suspected that the Indonesia strain of H5N1 may have mutated to result in limited spread from one person to another, only in close contact circumstances. It is possible that the substantially high case fatality rate may be keeping the human to human spread in check. But as influenza A viruses constantly change, they could mutate over time to have the ability to spread among humans.

Pandemic Influenza.
Pandemic flu is a global disease outbreak that occurs when a new influenza virus emerges so that people have had no previous exposure. This situation occurs very rarely and only occurred three times in the 20th century.

Flu Prevention and Treatment.
The development of effective therapeutics has challenged medical researchers due to the seasonal variation in viral strains and the highly infectious nature of influenza. Patients, therefore, have limited treatment options. Amantadine™ and rimantadine™ are used for treatment of influenza A but are ineffective against influenza B. In addition, these drugs cause some adverse side effects, and the virus tends to develop resistance to these drugs. For the 2005-2006 flu season, the CDC has recommended against the use of amantadine and rimantadine for the treatment or prophylaxis of influenza in the United States due to signs of resistance to those drugs.

Vaccines are available against the disease but have limitations: people require advance vaccination; vaccines are limited by their specificity to particular strains of the virus; and vaccines offer little protection if the vaccine is inaccurate. In addition, many people decline the required injections because of fear and/or discomfort, as well as side effects such as allergies. The ability of the virus to change its structure to avoid the body’s natural defenses is a serious obstacle to developing an effective vaccine against influenza. Different strains can arise when surface antigens on the virus (the portion of the virus that causes an immune reaction in humans) undergo minor genetic mutations each year as the virus replicates. Because of this mutability, the immunity acquired in response to infection by a particular strain of the virus does not provide adequate protection against viruses that subsequently arise. The production of a new vaccine each year is not only complex and expensive, but also an inefficient method of global disease control. The time lag between threat potential assignment and vaccine production implies that a novel influenza mutant can develop in the field and may result in very poor vaccine response.

Inhibiting Influenza Neuraminidase.
Research during the past two decades has seen dramatic advances in understanding the molecular structure and function of the influenza virus. Considerable attention has been focused on the enzyme neuraminidase, which is located on the surface of the virus particle. Neuraminidase assists in the release and spread of the flu virus by breaking the chemical strands that hold the new viruses to the cell surface, allowing the replicated virus to spread and infect other cells. This process progresses until the host’s immune response can produce enough antibodies to bring the infection under control. Inhibiting the neuraminidase enzyme keeps new viruses attached to the cell surface, thereby preventing the spread of the virus and the further infection of other cells. The subsequent quantities of virus in the bloodstream are not enough to cause disease but are sufficient to induce the body to mount an immune response.

Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline (“GSK”) have currently approved neuraminidase inhibitors on the market. Roche’s neuraminidase inhibitor, oseltamivir (Tamiflu™) is a twice-a-day, orally active neuraminidase inhibitor, while GSK’s neuraminidase inhibitor, Relenza™ is administered by dry powder inhaler twice a day. Both drugs are approved for marketing in the United States and other countries for treatment of influenza. Roche’s neuraminidase inhibitor is also approved for prophylaxis use for prevention of influenza. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop vaccines and other antiviral drugs to be used against various strains of influenza.

BioCryst is currently developing a neuraminidase inhibitor, peramivir, as an injectable, for the treatment of common influenza as well as H5N1. While present announcements from BioCryst indicate that injected peramivir is not significantly more effective than Tamiflu, it appears that they believe that the good safety profile of peramivir may allow them to increase dose levels in the future studies to improve response. Peramivir recently failed its Phase II human trials, and BioCryst has stated that this may be due to the use of short needles in the Phase II study.

Several molecular biology oriented studies have described that there are significant differences between the neuraminidase of the H5N1 strain and those of the other common influenza strains that may be responsible for the poor efficacy of neuraminidase inhibitors as a class against H5N1. The New England Journal of Medicine reported one study which assessed the results of 17 prior studies related to the the effectiveness of neuraminidase inhibitors. de Jong, Memo d., Thanh, Trran T., Khanh, Truong H., et. al. “Oseltamivir Resistance during treatment of Influenza A 9H5n1) Infection, New England Journal of Medicine, Volume 353:2667-2672, December 22, 2005, November 25.

1.	The Writing Committee of the World Health Organization (WHO) Consultation on Human Influenza A/H5. Avian influenza A (H5N1) infection in humans. N Engl J Med 2005;353:1374-1385.

2.	Hien TT, Liem NT, Dung NT, et al. Avian influenza A (H5N1) in 10 patients in Vietnam. N Engl J Med 2004;350:1179-1188.

3.	Chotpitayasunondh T, Ungchusak K, Hanshaoworakul W, et al. Human disease from influenza A (H5N1), Thailand, 2004. Emerg Infect Dis 2005;11:201-209.

4.	Moscona A. Neuraminidase inhibitors for influenza. N Engl J Med 2005;353:1363-1373.

5.
Identification of influenza isolates by hemagglutination inhibition. In: Department of Communicable Disease Surveillance and Response. WHO manual on animal influenza diagnosis and surveillance. Geneva: World Health Organization, 2002:28-36. (WHO/CDS/CSR/NCS/2002.5.)

6.	de Jong MD, Cam BV, Qui PT, et al. Fatal avian influenza A (H5N1) in a child presenting with diarrhea followed by coma. N Engl J Med 2005;352:686-691.

7.
Boom R, Sol C, Beld M, Weel J, Goudsmit J, Wertheim-van Dillen P. Improved silica-guanidiniumthiocyanate DNA isolation procedure based on selective binding of bovine alpha-casein to silica particles. J Clin Microbiol 1999;37:615-619.

8.	Boom R, Sol CJ, Salimans MM, Jansen CL, Wertheim-van Dillen PM, van der Noordaa J. Rapid and simple method for purification of nucleic acids. J Clin Microbiol 1990;28:495-503.

9.	Chen H, Smith GJ, Zhang SY, et al. Avian flu: H5N1 virus outbreak in migratory waterfowl. Nature 2005;436:191-192.

10.	Gubareva LV, Kaiser L, Matrosovich MN, Soo-Hoo Y, Hayden FG. Selection of influenza virus mutants in experimentally infected volunteers treated with oseltamivir. J Infect Dis 2001;183:523-531.

11.	Le QM, Kiso M, Someya K, et al. Avian flu: isolation of drug-resistant H5N1 virus. Nature 2005;437:1108-1108.

12.	Whitley RJ, Hayden FG, Reisinger KS, et al. Oral oseltamivir treatment of influenza in children. Pediatr Infect Dis J 2001;20:127-133. [Erratum, Pediatr Infect Dis J 2001;20:421.]

13.	Kiso M, Mitamura K, Sakai-Tagawa Y, et al. Resistant influenza A viruses in children treated with oseltamivir: descriptive study. Lancet 2004;364:759-765.

14.	Ward P, Small I, Smith J, Suter P, Dutkowski R. Oseltamivir (Tamiflu) and its potential for use in the event of an influenza pandemic. J Antimicrob Chemother 2005;55:Suppl 1:i5-i21.

15.
Yen HL, Monto AS, Webster RG, Govorkova EA. Virulence may determine the necessary duration and dosage of oseltamivir treatment for highly pathogenic A/Vietnam/1203/04 influenza virus in mice. J Infect Dis 2005;192:665-672.

16.	Maines TR, Lu XH, Erb SM, et al. Avian influenza (H5N1) viruses isolated from humans in Asia in 2004 exhibit increased virulence in mammals. J Virol 2005;79:11788-11800.

Background: Rabies

The current protocol for treatment after exposure to Rabies (known as post-exposure prophylaxis or "P.E.P.") is highly successful in preventing the disease if administered promptly, within fourteen days after infection. The first step is immediately washing the wound with soap and water, which is very effective at reducing the number of viral particles. In the United States, patients receive one dose of immunoglobulin and five doses of rabies vaccine over a twenty-eight day period. One-half the dose of immunoglobulin is injected in the region of the bite, if possible, with the remainder injected intramuscularly away from the bite. The first dose of rabies vaccine is given as soon as possible after exposure, with additional doses on days three, seven, fourteen, and twenty-eight after the first. Patients that have previously received pre-exposure vaccination do not receive the immunoglobulin, only the post-exposure vaccinations.

Because of the significant expense of the rabies treatment, there is limited availability in the rural areas of these underdeveloped countries (The cost in the U.S. is approximately $1,000 for a course of treatment).

At the request of the Vietnamese Ministry of Health, we initiated development of an anti-rabies drug. Rabies is a serious public health problem in Vietnam, Thailand, India, and many other tropical and subtropical countries.

Our first RabiCide drug candidates were tested at NIHE, Vietnam, in the first quarter of 2007. The Rabies drug, identified as RabiCide™, salvaged 30% of the animals given 1000X the lethal dose of rabies virus directly into the brain. There can be no assurance that our drug candidate (RabiCide), if developed, can successfully be manufactured. Thus there are no guarantees that the drug, even if successfully manufactured, can produce revenue for the Company.

The United States Center for Disease Control  has recently declared that the United States is now free of canine rabies, although dogs and humans may still get rabies from other animals such as bats, raccoons, and skunks (http://cdc.gov/news/2007/09/canine_rabies.html). In addition, the World Health Organization has recently declared that the world will be free of canine rabies by the middle of the next decade. Thus the commercial potential, for the Company,  of a rabies drug is uncertain.

Background: NanoViricides Company Philosophy

NanoViricides, Inc. is a for-profit company. We have identified several diseases as large commercially important drug development targets. These include HIV, Hepatitis C, Herpes Simplex Virus, and Influenzas, among others.

It is theoretically possible to develop nanoviricide drugs against a large number of infectious disease agents, primarily viruses. In this regard, there is a potential to develop good nanoviricides against these infectious agents, including those that are primarily seen in developed countries and well as those primarily seen in developing and sub-tropical areas.

Significant effort and scientific developments will be necessary in order to develop nanoviricides against drugs that affect the brain, and the central nervous system (CNS). This issue, a result of the blood-brain barrier, which does not allow drugs injected in the bloodstream to go into the CNS fluid, is well known. This is a major barrier for all drug development against CNS diseases. It will be necessary to develop good nanoviricides against Dengue fever, West Nile virus, and other diseases that progress only slowly to attack the CNS. This may well enable a time window for the nanoviricides to attack the virus in the circulation before it has an opportunity to move into the central nervous system.

It is not possible for any early-stage pharmaceutical company to expeditiously tackle a large number of disease targets without significant assistance and collaborations, both financial and technical. We have recently initiated discussions with various civilian and military agencies as well as with various universities and commercial entities regarding various collaborations.

Products

NanoViricides, Inc. currently has no products for sale.

Products In Development

The following table summarizes NanoViricides active development projects as of September 30, 2007.

Virus	Development Stage
Influenza (Common)	Preclinical
Avian Flu (H5N1)	Preclinical
Avian Flu-Highly Pathogenic	Preclinical
Rabies	Preclinical
HIV/AIDS	Early R&D
HCV	R&D to begin in 2007
Dengue	Early R&D

FluCide-I, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti-influenza nanoviricide. It is based on ligands that we have developed through rational drug design. These ligands are based on a well known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces.  Our  broad-spectrum ligand used in FluCide-I is based on the sialic acid expressed by cells. Therefore, it is expected to work  well against all of the influenza viruses.  Since all influenza viruses, no matter what type (A,B,C), which subtype (e.g. HxNy of Influenza A), or clades or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses must bind to our ligand.   If an influenza virus escapes FluCide-I, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals.

AviFluCide-I, is currently in preclinical studies against H5N1, the avian influenza strain that is considered the current pandemic threat. It is a highly specific drug that also has extremely high activity against H5N1 in cell culture studies, much greater than our other two anti-influenza nanoviricides. Animal studies utilizing AviFlucide-I against H5N1 are currently planned for the fourth quarter of 2008, based on changes in availability of BSL3+ animal facility in Vietnam.  However, If we can improve the efficacy of FluCide-HP further, it will be unnecessary to develop a specific drug just for H5N1.

FluCide-HP, is currently in preclinical studies against the entire class of highly pathogenic avian influenza (HPAI) viruses from which pandemic threats emerge. It has excellent activity in cell culture studies against H5N1. Its activity against common influenza is poorer than that of FluCide-I, yet far better than Tamiflu, in mouse studies. Common (low pathogenicity) influenza viruses do not have the characteristic surface features that HPAI viruses do. The ligand used for FluCide-HP was designed and developed by the Company using a rational drug design approach.

RabiCide-I, a nanoviricide against Rabies finished its first set of animal studies in the first quarter of 2007 in Vietnam. The candidate ligands for this nanoviricide were designed by the Company using publicly available information regarding the interaction of the rabies virus with cells.

HCV- A Hepatitis C nanoviricide is planned for research and development to begin in 2008. The Company has not yet sourced the materials to target this disease. The Company has only begun the early stages of a plan to develop nanoviricides against Hepatitis C.

HivCide-I, This is our first announced drug project against HIV-I. Because of the world-wide concern about a possible H5N1 pandemic, we moved HivCide-I development back. We plan to reinitiate development of this drug late in 2007 or early 2008. Our first HIV drug to be developed will be a targeted nanoviricide against HIV   and is engineered with specific recognition ligands that allow multiple point binding to inactivate HIV virus in the bloodstream.

HivCide-II will be a targeted nanoviricide against HIV strains that are not attacked by HivCide-I, and will have the same mechanism of action as HivCide-I, except that it will possess a different ligand that specifies attacking a different subset of virus strains, types, and subtypes than HivCide-I.

All of these drugs are being developed as injectables.

Our goals for the second generation of our anti-influenza drugs will be to develop an oral/bronchial administration that carries the drug into the bronchial/pulmonary space that is the primary site infection by influenza viruses. Moreover, there can be no assurance that we will be able to develop a drug that may be administered orally or bronchially or that such a drug would be effective against influenza.

Development Stage of Products

All of above products are in various stages of pre-clinical development. The Company believes that the anti-influenza drugs will advance into second stage of preclinical studies, known as “Tox Package” studies, as soon as appropriate facilities and finances are available. The Company will make a determination based on the results of its anti-influenza studies planned during 2007 as to how it should proceed with further development of its drugs. All of our developments are subject to availability of appropriate levels of financing.

Plan of Operations

The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour Pharma, Inc. (“TheraCour”), the exclusive source for these nanomaterials. With sourcing of materials from TheraCour, the Company prefers to manufacture these drugs in our own facility. However, the Company may manufacture these drugs under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue. None of these distributor or co-development agreements is in place at the current time.

Manufacturing

Manufacturing of Research Materials

Nanomaterials that form the basis of our nanoviricide drugs are produced for research by TheraCour Pharma, Inc. at their research scale production facility in West Haven, Connecticut.

Manufacturing of Drugs

The Company is presently looking to acquire, build, or lease manufacturing facilities that would enable GMP manufacturing of our drugs. Until such time, the Company believes that its current relationship with TheraCour is sufficient to meet its current developmental requirements.

The Company intends to manufacture FluCide-I, FluCide-HP, AviFluCide-I and RabiCide-I as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned or leased by the Company. In the event that we cannot secure funding that allows us to establish the necessary facilities to manufacture such drugs, we plan to subcontract with third party facilities that have the appropriate capabilities and regulatory licenses to manufacture our drugs and materials on a commercial scale.

We have no commercial-scale manufacturing facilities at present. For our future products, we will need to develop additional manufacturing capabilities and establish additional third party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

We believe that the technology we use to manufacture our products and compounds is proprietary. For our products, we may have to disclose all necessary aspects of this technology to contract manufacturers to enable them to manufacture the products and compounds for us. We plan to have discussions with manufacturers under non-disclosure and non-compete agreements that are intended to restrict them from using or revealing this technology, but we cannot be certain that these manufacturers will comply with these restrictions. In addition, these manufacturers could develop their own technology related to the work they perform for us that we may need to manufacture our products or compounds. We could be required to enter into an agreement with that manufacturer if we wanted to use that technology ourselves or allow another manufacturer to use that technology. The manufacturer could refuse to allow us to use their technology or could demand terms to use their technology that are not acceptable.

We believe that we are in compliance with all material environmental regulations related to the manufacture of our products.

Patents and Proprietary Rights

The Company has an exclusive license in perpetuity for technologies developed (with materials referenced in Table 1 below) by TheraCour for seven virus types: HIV, Hepatitis C Virus, Herpes, Asian (bird) flu, Influenza, dengue virus and rabies. Nanoviricides, Inc has notified TheraCour Pharma of its interest in acquiring licenses for others viruses.

In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus a maximum of 30% of direct costs as a Development Fee payable in periodic installments as billed; (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) to make royalty payments of fifteen percent (15%) of net sales of the licensed drugs to TheraCour Pharma, Inc.; (5) that TheraCour Pharma, Inc. retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour Agreed that it will develop and synthesize such nanomicelle exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize such nanomicelle for its own sake or for others; and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour Pharma, Inc., may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by and paid to TheraCour Pharma, Inc. was $1,340,670 since inception through June 30, 2007 and $617,007 and $692,892 for the years ended June 30, 2007 and 2006, respectively. No royalties are due or have been paid from inception through June 30, 2007.

TheraCour Pharma, Inc. owns 35,370,000 shares of the Company’s 114,069,144 outstanding shares of common stock as of June 30, 2007. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately sixty-five percent (65%) of the outstanding capitalization of TheraCour Pharma., Inc.

Patents and other proprietary rights are essential for our operations. If we have a properly designed and enforceable patent, it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology we create. As part of our business strategy, we actively seek patent protection both in the United States and internationally and intend to file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

The Company believes that the drugs themselves, AviFlucide, FluCide, FluCide-HP, RabiCide, HiviCide-I and II, and others, may be eligible for patent protection. The Company plans on filing patent applications for protecting these drugs when we have definitive results from either in-vitro or in-vivo studies that can be replicated by others.

The Company has licensed key patents, patent applications and rights to proprietary and patent-pending technologies related to our compounds, products and technologies (see Table 1), but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

Table 1: Intellectual Property, Patents and Pending Patents Licensed by The Company
Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].
PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006PCT Application.	Jan 18, 2023 (estimated)	Applications to be filed.	TheraCour Pharma, Inc. [Exclusive License].
SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Jan 21, 2024 (estimated)	Applications to be filed.	TheraCour Pharma, Inc. [Exclusive License].

Of the patents and technologies licensed, the Company believes that the Company will not be using the intellectual property, compositions of matter, or other aspects described and secured under the US Patent No. US 6,521,736. This patent, the Company believes, discloses prototype materials that served to establish the proof of principles of Dr. Anil Diwan, the Company’s President and co-founder whether such materials were possible to create and whether such materials would indeed be capable of encapsulation of pharmaceutically relevant compounds. The Company believes that the new and novel compositions disclosed in the new patent applicationS, no. PCT/US06/01820, and no. find-data provide the necessary features that enable the development of nanoviricides. The Company believes that no other published literature materials or existing patents are capable of providing all of the necessary features for this development, to the best of our knowledge. However, the Company has no knowledge of the extensive active internal developments at a number of companies in the targeted therapeutics area.

We may obtain patents for our compounds many years before we obtain marketing approval for them. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions, based on delays experienced in marketing products due to regulatory requirements. There is no assurance we would be able to obtain such extensions.

The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our licensor, TheraCour Pharma Inc.’s (TheraCour) existing patents or any future patents, could invalidate TheraCour’s patents or substantially reduce their protection. In addition, the pending patent applications and patent applications filed by TheraCour, may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries.

We also rely on unpatented trade secrets and improvements, unpatented internal know-how and technological innovation. In particular, a great deal of our material manufacturing expertise, which is a key component of our core material technology, is not covered by patents but is instead protected as a trade secret. We protect these rights mainly through confidentiality agreements with our corporate partners, employees, consultants and vendors. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us will be kept confidential and will not be used or disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions made by the individual while employed by us will be our exclusive property. We cannot be certain that these parties will comply with these confidentiality agreements, that we have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by our competitors.

Competition

Our products in development target a number of diseases and conditions that include several different kinds of viral infections. There are many commercially available products for these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and extensive marketing and manufacturing organizations. If we are able to successfully develop products, they would compete with existing products based primarily on:

•	efficacy;
•	safety;

•	tolerability;
•	acceptance by doctors;

•	patient compliance;
•	patent protection;

•	ease of use;
•	price;

•	insurance and other reimbursement coverage;
•	distribution;

•	marketing; and
•	adaptability to various modes of dosing.

Our drugs in development for influenza, Flucide, AviFluCide, and FluCide HP would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK) , respectively. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. has developed injectable formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza, which recently failed in phase II clinical trials.

Our HCV and HIV drugs are at the earliest stage of development. There are a growing number of anti-HIV and HCV drugs being sold or are in advanced stages of clinical development. Companies with HCV and HIV products include Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), Abbott Laboratories, and Schering Plough, in addition to several other pharmaceutical and biotechnology firms.

Currently there are two accepted methods of rabies prophylaxis: rabies vaccines and rabies immune globulin, manufactured by many foreign and multinational manufacturers including Aventis Pasteur and Chiron. These accepted methods will be the standard against which our new anti-rabies drug in development will be judged.

In order to compete successfully, we must develop proprietary positions in patented drugs for therapeutic markets. Our products, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the United States Food and Drug Administration (“FDA”). The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and the product approval process is very expensive and time consuming.

The FDA must approve a drug before it can be sold in the United States. As of the date of this filing, the FDA has approved other nano-particulate drugs including Emend® by Merck and Rapamune® by Wyeth, as well as others. The general process for FDA approval is as follows:

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug’s potential safety and benefits. We submit this data to the FDA in an investigational new drug application (IND) seeking their approval to test the compound in humans.

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years to compile and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

s  Phase 1. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

s  Phase 2. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.

s  Phase 3. If a compound appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous and reliable Phase 3 clinical trials.

FDA Approval Process

If we believe that the data from the Phase 3 clinical trials show an adequate level of safety and effectiveness, we will file a new drug application (NDA) with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions regarding the drug. This committee makes a recommendation to the FDA that is not binding on the FDA but is generally followed. If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted is reliable or conclusive.

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting, or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

The FDA may also require us to complete additional testing, provide additional data or information, improve our manufacturing processes, procedures or facilities or may require extensive post-marketing testing and surveillance to monitor the safety or benefits of our product candidates if it determines that our new drug application does not contain adequate evidence of the safety and benefits of the drug. In addition, even if the FDA approves a drug, it could limit the uses of the drug. The FDA can withdraw approvals if it does not believe that we are complying with regulatory standards or if problems are uncovered or occur after approval.

In addition to obtaining FDA approval for each drug, we obtain FDA approval of the manufacturing facilities for any drug we sell, including those of companies who manufacture our drugs for us as well as our own and these facilities are subject to periodic inspections by the FDA. The FDA must also approve foreign establishments that manufacture products to be sold in the United States and these facilities are subject to periodic regulatory inspection.

We are also subject to other federal, state and local regulations regarding workplace safety and protection of the environment. We use hazardous materials, chemicals, viruses and various radioactive compounds in our research and development activities and cannot eliminate the risk of accidental contamination or injury from these materials. Any misuse or accidents involving these materials could lead to significant litigation, fines and penalties.

Drugs are also subject to extensive regulation outside of the United States. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which includes most major countries in Europe). If this procedure is not used, under a decentralized system, an approval in one country of the European Union can be used to obtain approval in another country of the European Union under a simplified application process at present. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries. These procedures are undergoing revision and modification at present. We have never received approval for a product in the European Union to date.

Employees and Service Providers

As of June 30, 2007, the Company had two full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour.  The Company has subcontracted much of its animal studies to KARD Scientific to date. Some of the Company's R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

Reports to Security Holders

As a result of its filing of Form 10-SB/A and listing on the OTC Bulletin Board, the Company has become subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports on Form 10-QSB and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its Web site at www.nanoviricides.com. Information included on the Web site is not part of this Form 10-KSB.

Website

Our website address is www.nanoviricides.com.

We intend to make available through our website, all of our filings with the Commission and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

Our Information

Our principal executive offices are currently located at 135 Wood St. West Haven, Connecticut 06516 and our telephone number is (203) 937-6137.

ITEM 1A.    RISK FACTORS

 Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

This FORM 10KSB contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-KSB.

Risks Specific to Us

Our company is a development stage company that has no products approved for commercial sale, never generated any revenues and may never achieve revenues or profitability.

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	demonstration and proof of principle in pre-clinical trials that a viricide is safe and effective;
•	successful development of our first product candidates FluCide, AviFluCide, FluCide HP, and RabiCide ;
•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
•	the successful commercialization of our product candidates; and
•	market acceptance of our products.

All of our existing product candidates are in early stages of development. It will be several years, if ever, until we have a commercial drug product available for resale. If we do not successfully develop and commercialize these products, we will not achieve revenues or profitability in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our operations.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

–	the absence of an operating history;
–	the lack of commercialized products;

–	insufficient capital;
–	expected substantial and continual losses for the foreseeable future;

–	limited experience in dealing with regulatory issues;
–	the lack of manufacturing experience and limited marketing experience;

–	an expected reliance on third parties for the development and commercialization of our proposed products;
–	a competitive environment characterized by numerous, well-established and well capitalized competitors; and

–	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our ability to become profitable depends primarily on the following factors:

–	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our nanoviricide drug;

–	our R&D efforts, including the timing and cost of clinical trials; and
–	our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

The report of our independent registered public accounting firm includes a going concern opinion, and we have incurred significant operating losses and may not be profitable in the future, if ever.

As of June 30, 2007 we have a cash balance of approximately $ 967,797 which can support operations through January 1, 2008, but not through our fiscal year end of June 30, 2008. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $ 6,469,400 at June 30, 2007. Such losses are expected to continue for the foreseeable future.

Our history of losses, operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern opinion in its report which is included elsewhere in this Form 10-KSB. In many cases a going concern opinion makes raising capital more difficult and often results in terms less favorable than if the Company did not have a going concern opinion. Therefore it is likely the going concern opinion by our independent registered public accounting firm will effect our ability to raise capital. If we are unable to achieve revenues or obtain financing, then we may not be able to commence revenue-generating operations or continue as an on-going concern. In September, 2007, the Company had received subscriptions in the aggregate amount of $2,500,000 financing through the offering of shares of the Company's common stock.  It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2007 we have a cash balance of approximately $ 967,797 which can support operations through January 1,2008, but will not be sufficient to fund our operations for the next twelve months. We expect to incur costs of approximately $3-5 million dollars in the upcoming twelve months to operate our business in accordance with our business plans.

We presently do not have reserves of $5,000,000 and require a minimum financing of $3 million dollars to operate our business over the upcoming 12 months. We may not be able to secure this amount of financing on acceptable terms. In the event that we cannot obtain acceptable financing, we would be unable to complete development of our influenza drugs. This will necessitate implementing staff reductions and operational adjustments that would include reductions in the following business areas:

•	research and development programs;
•	preclinical studies and clinical trials; material characterization studies, regulatory processes;

•	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may need will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;
•	progress, timing and scope of our preclinical studies and clinical trials;

•	time and cost necessary to obtain regulatory approvals;
•	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

•	time and cost necessary to respond to technological and market developments;
•	changes made or new developments in our existing collaborative, licensing and

•	other commercial relationships; and
•	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

•	enter into leases for new facilities and capital equipment;
•	enter into additional licenses and collaborative agreements; and

•	incur additional expenses associated with being a public company.

In September, 2007, the Company had received subscriptions in the aggregate amount of $2,500,000 financing through the offering of shares of the Company's common stock.  It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008.

We have limited experience in drug development and may not be able to successfully develop any drugs.

Until the formation of NanoViricide, Inc. (the Company's predecessor prior to the exchange) our management and key personnel had no experience in pharmaceutical drug development and, consequently, may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

•	develop products internally or obtain rights to them from others on favorable terms;
•	complete laboratory testing and human studies;

•	obtain and maintain necessary intellectual property rights to our products;
•	successfully complete regulatory review to obtain requisite governmental agency approvals

•	enter into arrangements with third parties to manufacture our products on our behalf; and
•	enter into arrangements with third parties to provide sales and marketing functions.

Development of pharmaceutical products is a time-consuming process, subject to a number of factors, many of which are outside of our control. Consequently, we can provide no assurance of the successful and timely development of new drugs.

Our drug candidates are in their developmental stage. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for a few years. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any drugs.

We may fail to successfully develop and commercialize our drug candidates because they:

•	are found to be unsafe or ineffective in clinical trials;
•	do not receive necessary approval from the FDA or foreign regulatory agencies;

•	fail to conform to a changing standard of care for the diseases they seek to treat; or
•	are less effective or more expensive than current or alternative treatment methods.

Drug development failure can occur at any stage of clinical trials and as a result of many factors and there can be no assurance that we or our collaborators will reach our anticipated clinical targets. Even if we or our collaborators complete our clinical trials, we do not know what the long-term effects of exposure to our drug candidates will be. Furthermore, our drug candidates may be used in combination with other treatments and there can be no assurance that such use will not lead to unique safety issues. Failure to complete clinical trials or to prove that our drug candidates are safe and effective would have a material adverse effect on our ability to generate revenue and could require us to reduce the scope of or discontinue our operations.

We must comply with significant and complex government regulations, compliance with which may delay or prevent the commercialization of our drug candidates.

The R&D, manufacture and marketing of drug candidates are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, R&D activities (including testing in primates and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including approval delays or refusals to approve drug licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recalls or seizures of products, injunctions against shipping drugs and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

The process of obtaining FDA approval has historically been costly and time consuming. Current FDA requirements for a new human drug or biological product to be marketed in the United States include: (1) the successful conclusion of pre-clinical laboratory and animal tests, if appropriate, to gain preliminary information on the product’s safety; (2) filing with the FDA of an IND application to conduct human clinical trials for drugs or biologics; (3) the successful completion of adequate and well-controlled human clinical investigations to establish the safety and efficacy of the product for its recommended use; and (4) filing by a company and acceptance and approval by the FDA of a New Drug Application, or NDA, for a drug product or a biological license application, or BLA, for a biological product to allow commercial distribution of the drug or biologic. A delay in one or more of the procedural steps outlined above could be harmful to us in terms of getting our drug candidates through clinical testing and to market.

The FDA reviews the results of the clinical trials and may order the temporary or permanent discontinuation of clinical trials at any time if it believes the drug candidate exposes clinical subjects to an unacceptable health risk. Investigational drugs used in clinical studies must be produced in compliance with current good manufacturing practice, or GMP, rules pursuant to FDA regulations.

Sales outside the United States of products that we develop will also be subject to regulatory requirements governing human clinical trials and marketing for drugs and biological products and devices. The requirements vary widely from country to country, but typically the registration and approval process takes several years and requires significant resources. In most cases, even if the FDA has not approved a product for sale in the United States, the product may be exported to any country if it complies with the laws of that country and has valid marketing authorization by the appropriate authority. There are specific FDA regulations that govern this process.

We also are subject to the following risks and obligations, related to the approval of our products:

•	The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.
•
If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. In addition, many foreign countries control pricing and coverage under their respective national social security systems.

•	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.
•	The FDA or foreign regulators may change their approval policies or adopt new regulations.

•
Even if regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license.

•
If regulatory approval of the product candidate is granted, the marketing of that product would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved or “off-label” uses.

•
In some foreign countries, we may be subject to official release requirements that require each batch of the product we produce to be officially released by regulatory authorities prior to its distribution by us.

•	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with current GMP regulations.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

The work-plan we have developed for the next twelve months is planned to enable us to file an Investigational New Drug (“IND”)application for our influenza and rabies drugs in our 2008-2009 fiscal year. We believe that this work-plan will lead us to obtain certain information about the safety and efficacy of our influenza and rabies drug which are in the earliest stages of development. If our studies are successful, then we need to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. The data will then be used to file an IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

The testing, marketing and manufacturing of any product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed drug and failure to receive such approvals would have an adverse effect on the drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such proposed drug from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

Even if we obtain regulatory approvals, our marketed drug candidates will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and foreign regulations, we could lose our approvals to market these drugs and our business would be seriously harmed.

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse experiences and clinical results that are reported after our drug candidates are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. If we are required to withdraw all or more of our drugs from the market, we may be unable to continue revenue generating operations. We do not have, and currently do not intend to develop, the ability to manufacture material for our clinical trials or on a commercial scale. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drugs ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our drug promotion and advertising is also subject to regulatory requirements and continuing FDA review.

Development of our drug candidates requires a significant investment in R&D. Our R&D expenses in turn, are subject to variation based on a number of factors, many of which are outside of our control. A sudden or significant increase in our R&D expenses could materially and adversely impact our results of operations.

We have expended $1,662,470 on research and development from inception through June 30, 2007. We have an R&D budget of $1,500,000 for the next 12 months. This includes $1,200,000 for multiple drug variations and in-vivo and in-vitro studies for FluCide™, AviFluCide™, FluCide HP™, and Rabies. Based on the results of these pre-clinical studies, we expect to commence with early stage development of a drug for Hepatitis C (HCV) for which we have budgeted $300,000. The Company has the available cash on hand to complete the R&D work scheduled through January 1, 2008. However should the pre-clinical clinical studies of our influenza and rabies drugs meet managements expectations the Company has budgeted an additional $1,500,000 for the costs of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies.

The Company will be unable to proceed with its planned R&D beyond the June 30,2008, year end without obtaining additional financing of approximately $5,000,000.

Because we expect to expend substantial resources on R&D, our success depends in large part on the results as well as the costs of our R&D. A failure in our R&D efforts or substantial increase in our R&D expenses would adversely affect our results of operations. R&D expenditures are uncertain and subject to much fluctuation. Factors affecting our R&D expenses include, but are not limited to:

•	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;
•
the number of drugs entering into pre-clinical development from research; for example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision;

•
licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as R&D expense.

We have no experience in conducting or supervising clinical trials and must outsource all clinical trials.

We have no experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the Food and Drug Administration ("FDA"). The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale.

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trails in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to meet revenue-generating operations

We are subject to risks inherent in conducting clinical trials. The risk of non compliance with FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or ever commercializing our drug candidates.

Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for or successfully commercialize our drug candidates.

We or regulators may suspend or terminate our clinical trials for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the patients enrolled in our clinical trials. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

Our clinical trial operations will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our drug candidates or we may be criminally prosecuted. If we are unable to complete clinical trials and have our products approved due to our failure to comply with regulatory requirements, we will be unable to commence revenue generating operations.

Efforts of government and third-party payors to contain or reduce the costs of health care may adversely affect our revenues even if we were to develop an FDA approved drug.

Our ability to earn sufficient returns on our drug candidates may depend in part on the extent to which government health administration authorities, private health coverage insurers and other organizations will provide reimbursement for the costs of such drugs and related treatments. Significant uncertainty exists as to the reimbursement status of newly approved health care drugs, and we do not know whether adequate third-party coverage will be available for our drug candidates. If our current and proposed drugs are not considered cost-effective, reimbursement to the consumers may not be available or sufficient to allow us to sell drugs on a competitive basis. The failure of the government and third-party payors to provide adequate coverage and reimbursement rates for our drug candidates could adversely affect the market acceptance of our drug candidates, our competitive position and our financial performance.

If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and criminal prosecutions.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Disclosure of our trade secrets or proprietary information could compromise any competitive advantage that we have.

We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.

We will rely upon licensed patents to protect our technology. We may be unable to obtain or protect such intellectual property rights, and we may be liable for infringing upon the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others with which we have entered into licensing agreements. We have exclusively licensed patent applications from TheraCour Pharma, Inc and expect to file patents of our own in the coming years. There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We do not believe that any of the drug candidates we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from the TheraCour Pharma Inc. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Moreover, the cost to us of any litigation or other proceeding relating to our patents and other intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

Other companies or organizations may assert patent rights that prevent us from developing and commercializing our drug candidates.

We are in a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is likely that there will be significant litigation and other proceedings, such as interference proceedings in various patent offices, relating to patent rights in the field. Others may attempt to invalidate our patents or other intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of those intellectual property rights.

Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some of our technology and drug candidates, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

We are dependent upon TheraCour Pharma Inc. for the rights to develop the products we intend to sell.

Our ability to develop, manufacture and sell the products the Company plans to develop is derived from our “Material Licensing Agreement” with TheraCour Pharma Inc (“TheraCour”). While we hold the license in perpetuity, the Agreement may be terminated by TheraCour as a result of: the insolvency or bankruptcy proceedings by or against the Company, a general assignment by the Company to is creditors, the dissolution of the Company, cessation by the Company of business operations for ninety (90) days or more or the commencement by the Company or an affiliate to challenge or invalidate the issued patents.

The Company does not hold the rights to any other patents nor does the Company conduct its own research and development to develop other products to manufacture and sell. If the Company’s Agreement with TheraCour is terminated, it is unlikely we will be able to commence revenue-generating operations or that the Company could continue operating at all

We lack suitable facilities for clinical testing; reliance on third parties

The Company does not have facilities that could be used to conduct clinical testing. We expect to contract with third parties to conduct all clinical testing required to obtain approvals for any drugs that we might develop. We currently outsource all clinical testing to KARD scientific, Walter Reed Army Institute of Research (WRAIR) and the Vietnamese National Institute of Hygiene and Epidemiology (NIHE), and are reliant on the services of these third parties to conduct studies on our behalf. KARD is not under contract to perform studies for us and NIHE may discontinue their collaboration at any time. If we are unable to continue with KARD Scientific WRAIR or NIHE, or retain third parties for these purposes on acceptable terms, we may be unable to successfully develop our proposed products. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position. (The agreement with NIHE and WRAIR is filed as an Exhibit to this 10KSB).

We have limited manufacturing experience

The Company has never manufactured products in the highly regulated environment of pharmaceutical manufacturing. There are numerous regulations and requirements that must be maintained to obtain licensure and the permits required to commence manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We do not own or lease facilities currently that could be used to manufacture any products that might be developed by the Company, nor do we have the resources at this time to acquire or lease suitable facilities.

We have no sales and marketing personnel.

We are an early stage development Company with limited resources. We do not currently have any products available for sale, so have not secured sales and marketing staff at this early stage of operations. We cannot generate sales without sales or marketing staff and must rely on officers to provide any sales or marketing services until such staff are secured, if ever.

Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third party manufacturers fail to comply with manufacturing regulations.

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our manufacturing facility and process or the manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. In addition, the manufacture of our products must comply with the FDA's current Good Manufacturing Practices regulations, commonly known as GMP regulations. The GMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future, and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the GMP regulations or other applicable manufacturing regulations.

With our limited resources, we may be unable to effectively manage growth.

As of the date of this filing, we have 2 employees and several consultants and independent contractors. The only consultant/contractor that we consider critical to the Company is TheraCour Pharma, discussed in the next risk factor. KARD Scientific, another consultant/contractor (See ITEM 1. Background: Collaborations and Subcontract Arrangements) is considered by the Company important but not critical as they are replaceable with moderate difficulty. All other consultant/contractors would be more readily replaceable. While the Company’s current operations cause it to be unlikely that we will need to grow and hire additional consultants, contractors or employees, if future preclinical studies of our nanoviricide drugs and technology show significant improvements in efficacy over existing drugs, we intend to expand our operations and staff materially. At that time our new employees may include a number of key managerial, technical, financial, R&D and operations personnel who will not have been fully integrated into our operations. We would expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We have no experience in integrating multiple employees. Therefore, there is a substantial risk that we will not be able to integrate new employees into our operations which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We license our core technology from TheraCour Pharma Inc. and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates.

The Company has entered into a Material License Agreement with TheraCour Pharma, Inc. (“TheraCour”) (an approximately 31% shareholder of the Company’s common stock) whereby TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

Development costs charged by and paid to TheraCour Pharma, Inc. was $1,340,670since inception through June 30, 2007; No additional royalties are due to TheraCour from the Company’s inception through June 30, 2007.

We depend on TheraCour and other third parties to perform manufacturing activities effectively and on a timely basis. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position and adversely affect our ability to commence revenue generating operations. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and our manufacturers are subject to the FDA’s current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. In addition, our manufacturing operations are subject to routine inspections by regulatory agencies.

Our collaborative relationships with third parties could cause us to expend significant resources and incur substantial business risk with no assurance of financial return.

We anticipate substantial reliance upon strategic collaborations for marketing and the commercialization of our drug candidates and we may rely even more on strategic collaborations for R&D of our other drug candidates. Our business depends on our ability to sell drugs to both government agencies and to the general pharmaceutical market. Offering our drug candidates for non-medical applications to government agencies does not require us to develop new sales, marketing or distribution capabilities beyond those already existing in the company. Selling antiviral drugs, however, does require such development. We plan to sell antiviral drugs through strategic partnerships with pharmaceutical companies. If we are unable to establish or manage such strategic collaborations on terms favorable to us in the future, our revenue and drug development may be limited. To date, we have not entered into any strategic collaborations with third parties capable of providing these services. In addition, we have not yet marketed or sold any of our drug candidates or entered into successful collaborations for these services in order to ultimately commercialize our drug candidates.

If we determine to enter into R&D collaborations during the early phases of drug development, our success will in part depend on the performance of our research collaborators. We will not directly control the amount or timing of resources devoted by our research collaborators to activities related to our drug candidates. Our research collaborators may not commit sufficient resources to our programs. If any research collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

Manufacturers producing our drug candidates must follow current GMP regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the current GMP regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our drug candidates and cause us to fall behind on our business objectives.

Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position. Even if we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our drug candidates or the generation of sales revenue. To the extent that we enter into collaborative arrangements, our drug revenues are likely to be lower than if we directly marketed and sold any drugs that we may develop.

Management of our relationships with our collaborators will require:

•	significant time and effort from our management team;
•	coordination of our marketing and R&D programs with the marketing and R&D priorities of our collaborators; and

•	effective allocation of our resources to multiple projects.

We employ the use of certain chemical and biological agents and compounds that may be deemed hazardous and we are therefore subject to various environmental laws and regulations. Compliance with these laws and regulations may result in significant costs, which could materially reduce our ability to become profitable.

We use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. As appropriate, we safely store these materials and wastes resulting from their use at our laboratory facility pending their ultimate use or disposal. We contract with a third party to properly dispose of these materials and wastes. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes. We may incur significant costs complying with environmental laws and regulations adopted in the future.

If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages.

Our R&D and manufacturing activities will involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. We carry $1,000,000 casualty and general liability insurance policies. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources and insurance coverage, and our clinical trials or regulatory approvals could be suspended.

We may not be able to attract and retain highly skilled personnel.

Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other pharmaceutical companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than us. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations will be materially and adversely affected.

We depend upon our senior management and their loss or unavailability could put us at a competitive disadvantage.

We currently depend upon the efforts and abilities of our management team. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance.

The Company believes the following persons are critical to the success of the Company as well as the terms of the employment agreements between them and the Company:

On September 23, 2005, the Company entered into employment agreements with its three executive officers, Eugene Seymour, Chief Executive Officer, Anil Diwan, President and Chairman of the Board of Directors, and Leo Ehrlich, Chief Financial Officer. All three agreements provide a minimum annual base salary of $200,000 for a term of three years. This base salary will increase to $250,000 per year upon closing of a financing to the Company with minimum gross proceeds of $5,000,000. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance pay in the amount of $100,000. Mr Ehrlich resigned as CFO in May 2007.

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically. Additionally,  Anil Diwan owns 65% of the capital stock of TheraCour Pharma, Inc. which owns approximately thirty-one percent (31%) of our Common Stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction which has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

Currently, the Company does not have any policy in place to deal with such should such a conflict arise.  In particular:

•	Our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us.

•	Our executive officers or directors or their affiliates have interests in entities that provide products or services to us.

In any of these cases:

•	Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture.

•	Our executive officers or directors may have conflicting fiduciary duties to us and the other entity.

•
The terms of transactions with the other entity may not be subject to arm’s length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm’s length negotiations.

We may enter into contracts with various U.S. government agencies which have special contracting requirements that give the government agency various rights or impose on the other party various obligations that can make the contracts less favorable to the non-government party. Consequently, if a large portion of our revenue is attributable to these contracts, our business may be adversely affected should the governmental parties exercise any of these additional rights or impose any of these additional obligations.

We anticipate entering into contracts with various U.S. government agencies. In contracting with government agencies, we will be subject to various federal contract requirements. Future sales to U.S. government agencies will depend, in part, on our ability to meet these requirements, certain of which we may not be able to satisfy.

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:
•	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
•	terminate our existing contracts;

•	reduce the scope and value of our existing contracts;
•	audit and object to our contract-related costs and fees, including allocated indirect costs;

•	control and potentially prohibit the export of our drug candidates; and
•	change certain terms and conditions in our contracts.

The U.S. government may terminate any of its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms. Termination for convenience provisions generally enable us to recover only our costs incurred or committed, and settlement expenses and profit on the work completed prior to termination. Termination for default provisions do not permit these recoveries and make us liable for excess costs incurred by the U.S. government in procuring undelivered items from another source.

As a U.S. government contractor, we may become subject to periodic audits and reviews. Based on the results of these audits, the U.S. government may adjust our contract-related costs and fees, including allocated indirect costs. As part of any such audit or review, the U.S. government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, compensation and/or management information systems. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us. In addition, under U.S. government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of our R&D costs and some marketing expenses, may not be reimbursable or allowed under our contracts. Further, as a U.S. government contractor, we may become subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not.

We may fail to obtain contracts to supply the U.S. government, and we may be unable to commercialize our drug candidates.

The U.S. government has undertaken commitments to help secure improved countermeasures against bio-terrorism. The process of obtaining government contracts is lengthy and uncertain, and we must compete for each contract. Moreover, the award of one government contract does not necessarily secure the award of future contracts covering the same drug. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, our business will be harmed and it is unlikely that we will be able to ultimately commercialize our competitive drug candidate.

In addition, the determination of when and whether a drug is ready for large scale purchase and potential use will be made by the government through consultation with a number of government agencies, including the FDA, the NIH, the CDC and the Department of Homeland Security. Congress has approved measures to accelerate the development of bio-defense drugs through NIH funding, the review process by the FDA and the final government procurement contracting authority. While this may help speed the approval of our drug candidates, it may also encourage competitors to develop their own drug candidates.

The market for government stockpiling of H5N1 medicines is fairly new and uncertain.

At the present many governments have already stockpiled influenza medicines for H5N1. We cannot predict with certainty the size of the market, if any. Consequently, we cannot predict whether sales, if any, to governments will be sufficient to fund our business plan and commence revenue generating operations.

If the U.S. government fails to continue funding bio-defense drug candidate development efforts or fails to purchase sufficient quantities of any future bio-defense drug candidate, we may be unable to generate sufficient revenues to continue operations.

We hope to receive funding from the U.S. government for the development of our bio-defense drug candidates. Changes in government budgets and agendas, however, may result in future funding being decreased and de-prioritized, and government contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding, and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue operations. Similarly, if we develop a drug candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this drug, our future business may be harmed.

Risks Related to the Biotechnology/Biopharmaceutical Industry

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with enterprises equipped with more substantial resources than us.

The biotechnology and biopharmaceutical industries are characterized by rapid technological developments and a high degree of competition based primarily on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing and marketing.

Our drugs in development for influenza, Flucide, AviFluCide and FluCide HP would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing injectable formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza, which recently failed in Phase II human trials.

Our HCV and HIV drugs are at the earliest stage of development. There are a growing number of anti-HIV and HVC drugs being sold or are in advanced stages of clinical development. Companies with HCV and HIV products include Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), Abbott Laboratories, and Schering Plough, in addition to several other pharmaceutical and biotechnology firms.

We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, government agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of numerous products under development or manufactured by competitors that are used for the prevention or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that potentially directly compete with our drug candidates even though their approach to such treatment is different.

We expect that our drug candidates under development and in clinical trials will address major markets within the anti-viral sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drugs or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs, complete pre-clinical testing, clinical trials, approval processes and supply commercial quantities to market are important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

The successful development of biopharmaceuticals is highly uncertain. A variety of factors including, pre-clinical study results or regulatory approvals, could cause us to abandon development of our drug candidates.

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

•	pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a IND and later NDA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

•	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and

•	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Success in pre-clinical and early clinical studies does not ensure that large-scale clinical studies will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product to the next, and may be difficult to predict.

Risks Related to the Securities Markets and Investments in Our Common Stock

Because our common stock is quoted on the "OTC Bulletin Board," your ability to sell your shares in the secondary trading market may be limited.

Our common stock is currently quoted on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on Nasdaq or a national securities exchange.

Because our shares are "penny stocks," you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently is quoted on the OTC Bulletin Board at less than $5.00 per share, our shares are "penny stocks" and may not be quoted unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is not listed on Nasdaq or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Securities Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

•	obtaining financial and investment information from the investor;
•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty in selling their shares in the secondary trading market.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of June 30, 2007, the last trade price of our common stock, as quoted on the OTC Bulletin Board, was $.92. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	progress of our products through the regulatory process;
•	results of preclinical studies and clinical trials;

•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our products or our competitors' products in both the United States and foreign countries;

•	developments or disputes concerning patent or proprietary rights;
•	general market conditions for emerging growth and pharmaceutical companies;

•	economic conditions in the United States or abroad;
•	actual or anticipated fluctuations in our operating results;

•	broad market fluctuations; and
•	changes in financial estimates by securities analysts.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At June 30, 2007, shareholders of the Company had 83,168,152 shares of restricted stock, or 72.9% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We may issue additional equity shares to fund the Company’s operational requirements which would dilute your share ownership.

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management’s Discussion and Analysis in this Form 10-KSB. The sale or proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-KSB.

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2007, we had 114,069,144 of common stock outstanding, and warrants and options convertible to 4,570,000 shares of common stock outstanding.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2007, 83,168,152 of 114,069,144 issued and outstanding shares of the Company’s common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 18,823,152 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a two-year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company’s shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, as a private company we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, retaining independent public accountants. This effort may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

Sales of additional equity securities may adversely affect the market price of our common stock and your rights in the Company may be reduced.

We expect to continue to incur drug development and selling, general and administrative costs, and in order to satisfy our funding requirements, we may need to sell additional equity securities. Our stockholders may experience substantial dilution and a reduction in the price that they are able to obtain upon sale of their shares. Also, any new securities issued may have greater rights, preferences or privileges than our existing common stock that may adversely affect the market price of our common stock and our stock price may decline substantially.

ITEM 2. DESCRIPTION OF PROPERTY.

Description of Property

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 1,500 square feet of office space at a base monthly rent of $1,875. The lease expired February 2007.  On February 27, 2007, the Company subleased a 5,000 square foot  research laboratory at 4 Research Drive, Woodbridge, CT., at a base monthly rent of $11,167. The sublease expires January 30, 2009.

We subcontract the laboratory research and development work to TheraCour Pharma, Inc. which has a 2,500 square foot laboratory in the same building. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

The company is currently engaged in a national search for an R&D as well as manufacturing facility. The manufacturing portion of the facility will eventually have to be certified by the FDA in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I and Phase II).

ITEM 3: Legal Proceedings.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company

ITEM 4: Submission of Matters to Vote of Security Holders.
NONE

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock was initially traded on the Pink Sheets under the symbol NNVC. From   June 29, 2007 the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within 2005, 2006, and 2007. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price
June 30, 2007	$.80	$.99
March 31, 2007	$1.10	$1.79
December 31, 2006	$.60	$1.22
September 30, 2006	$.99	$1.68
June 30, 2006	$1.06	$3.05
March, 31, 2006	$.83	$3.75
December 31, 2005	$.03	$1.27
September 30, 2005	$.05	$.30
June 1, 2005 to June 30, 2005 (1)	$.04	$.33

(1)	Effective date of reverse merger, June 1, 2005

Number of Shareholders.

As of June 30, 2007, a total of 114,069,144 the Company’s common stock (shares) are outstanding and held by approximately 225 shareholders of record. Of this amount, 30,495,346 shares are unrestricted. Approximately 18,823,152 shares are restricted securities held by non-affiliates, and the remaining 64,345,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2007, there were 2,695,000 warrants and 1,875,000 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

Recent sales of Unregistered Securities.

During the fiscal year ended June 30, 2007, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

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

In August 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.36 per share. These warrants, if not exercised will expire in August 2010. The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $30,184 and recorded as consulting expense.

In November 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock common stock at $1.19 per share.   These warrants, if not exercised will expire in November 2010.  The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $25,888, and recorded as consulting expense.

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

In February 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.54 per share. These warrants, if not exercised will expire in February 2011.The fair value of these warrants, by using the Black-Scholes option pricing model,  were valued at $32,668 and recorded as consulting expense.

In May 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.30 per share. These warrants, if not exercised will expire in May 2011.The fair value of these warrants, by using the Black-Scholes option pricing model,  were valued at $25,664 and recorded as consulting expense.

In June 2007, the Company's Board of Directors authorized the issuance of 752 shares of its common stock with a restrictive legend to an outside consultant advising the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $775.

In June 2007, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock with a restrictive legend to an outside consultant advising the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $115,000.

In June 2007, the Company's Board of Directors authorized the issuance of 15,791 shares of its common stock with a restrictive legend to Dr. Randall Barton for scientific consulting, the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $16,800.

In June 2007, the Company's Board of Directors authorized the issuance of 14,099 shares of its common stock with a restrictive legend to Mr. Harry Schochat, Esq. for legal consulting, the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000.

In June 2007, holders of 870,000 warrants exercised their warrants to purchase 1,305,000 shares of common stock. The Company received $870,000 upon this conversion in July, 2007. All holders of the Class A $2.50 warrants  and $1.00 warrants were provided an option to exercise their warrants during a 30 day period at a price of $1.00 and to receive an additional one half (1/2) share of Common Stock for each Warrant exercised.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company has never utilized an underwriter for an offering of its securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007. Readers should carefully review the risk factors disclosed in this Form 10-KSB and other documents filed by the Company with the SEC.

As used in this report, the terms "Company", "we", "our", "us" and "NNVC" refer to Nanoviricides, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "NNVC believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of NNVC and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-KSB,10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

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

To date, we have engaged in organizational activities; sourcing compounds and preparing nano-materials; and experimentation with preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock(see Item 5 Recent Sales of Unregistered Securities). We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and AviFluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). Successful  animal testing of  RabiCide-I™, the company’s rabies drug, was performed in Vietnam during the first half of 2007. The H5N1 animal testing will utilize the NIHE’s BSL3 (biological safety laboratory level 3) laboratory. Rabies testing can safely be done at their BSL2 facility.

The work with NIHE will likely continue through calendar year 2008. While the MOU provides for a final agreement between the Company and NIHE, we have not yet discussed a “final agreement” with NIHE and continue to work under the existing MOU. There are no financial obligations or responsibilities for either the Company or NIHE pursuant to the provisions of the MOU.

Management believes that it has achieved significant milestones in the development of anti-influenza drugs for human influenza (H1N1) and bird flu (H5N1), as well as, rabies. Management’s beliefs are based on results of pre-clinical cell culture studies and in vivo animal studies using mice.

Preclinical Safety And Efficacy Studies

We have performed initial safety studies on the major constituent of our anti-viral drug, FluCide-I™. The polymer, which is unique and proprietary to NanoViricides, was tested for any toxic symptoms or for any ill effects in laboratory animals. The preliminary results were successful. Additional laboratory data from the safety studies on the base polymer material were performed. This data included blood test results, as well as histological (microscopic) examinations of various organs. These studies showed that the polymer used to construct the nanomicelle caused no organic damage to the test animals. All results were within safe limits.

We have developed and evaluated nanoviricides against influenza and H5N1 (one of the highly pathogenic avian influenza subtypes for safety and efficacy. In vitro (laboratory) evaluation of 14 substances, including controls, for protection of mammalian cells against infection by the H5N1 subtype was performed. These assays were conducted in Vietnam under the auspices of the National Institute of Hygiene and Epidemiology, Hanoi (NIHE) under the VietNam Ministry of Health. We identified four different nanoviricides as being highly effective against H5N1 using two different assays (both involving cell culture, one using the plaque reduction method and the other involving microscopic examination to determine the extent of cytopathic events (CPE) reduction. All of these were effective at extremely low concentrations and thus are expected to be drug candidates.

The best of these was a nanoviricide based on an antibody fragment as the targeting ligand, which led to near complete suppression of cytopathic effects (CPE) at an extraordinarily low concentration level. This is being developed as AviFluCide-I™, a drug highly specific to H5N1 that is being developed against the Vietnam strains .

Another nanoviricide which is based on a ligand that we designed in-house to be specific to the group of all or a majority of highly pathogenic avian influenza viruses, also showed a very high efficacy (group-level specificity). This is being developed as “FluCide-HP™”, a drug that is group-specific against emergent and existing highly pathogenic influenza viruses (including H5N1, H7Nx and others).

A third nanoviricide based on a ligand that we designed for attacking all influenza A viruses (type-level specificity) showed strong efficacy against H5N1 as well. This is being developed as “FluCide-I™”, a drug designed primarily for use against serious cases of human influenza.

Animal testing of  multiple nanoviricides against rabies was highly successful, resulting in a 20% - 30% population survival rate in mice using a high lethality protocol.

It should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative, but not considered confirmative, of the capabilities of the nanoviricides technology's potential. With the success of these preliminary studies, the Company has decided to perform further pre-clinical studies that validate safety and efficacy of its materials and its anti-viral drugs FluCide™ and AviFluCide™. Management intends to use capital and debt financing to enable the completion of these goals.

Requirement for Additional Capital

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and we may not be able to obtain the necessary financing. As of June 30, 2007 we have a cash balance of $ 967,797 which can support operations through January 1,2008, but will not be sufficient to fund our operations for the next twelve months. We expect to incur costs of approximately $3-5 million dollars in the upcoming twelve months to operate our business in accordance with our business plans.

In September, 2007, the Company had received subscriptions in the aggregate amount of $2.5 million financing through the offering of shares of the Company's common stock.  It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008.  However, the Company has not yet accepted these subscriptions.  If the Company does not accept these subscriptions, or if a significant number of subscribers request the return of their subscriptions before they are accepted by the Company, the Company may not be able to support its operations through the end of its fiscal year.

We expect we will require in excess of $5,000,000 to execute the first part of our business plan which covers twelve months of operations. Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1
Research and Development of $1,500,000: Includes planned costs of $1,200,000 for multiple drug variations and in-vivo and in-vitro studies for FluCide-1™, AviFluCide™, FluCide HP™, and Rabies planned for the year ended June 30, 2008. The Company has allocated the planned costs of $1,200,000 evenly over the four drugs ($300,000 each). Depending on the results of these clinical trials, we expect to commence with early stage development of a drug for HIV for which we have budgeted $300,000.

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

4
Staffing costs of $1,500,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, as required for development of necessary data for filing an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, and staffing costs without obtaining additional financing of approximately $3,000,000 to meet its $5,000,000 budget. The Company does not have any arrangements at this time for equity or other financings. If we are unable to obtain additional financing, our business plan will be significantly delayed.

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project.

The Company has signed a cooperative research and development agreements (CRADA ) with the Walter Reed Army Institute of Research (WRAIR) for development of treatments against Dengue Fever Viruses.

The Company expects to enter into additional CRADA’s  with other governmental agencies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

The following table summarizes the primary components of our research and development expenses as allocated, during the periods presented in this Form 10KSB.

	Year Ended June 30, 2007	Year Ended June 30, 2006	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2007
FluCide™	292,723	424,182	711,521
AviFluCide™	182,952	,222,666	415,618
FluCideHP™	131,725	74,453	206,178
RabiCide™	65,863	120,986	186,849
Other	58,545	57,604	142,304
Total Research and development	731,808	899,891	1,662,470

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Project	Drug Development of FluCide™ for Common Influenza
Current status
FluCide-I, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti-influenza nanoviricide. It is based on a well known ligand mechanism by which influenza viruses bind to cells. This mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces. FluCide-I has been tested in cell cultures and in mice and has demonstrated better results than oseltamivir. The Company is planning in-vivo and in-vitro studies with FluCide-I at the Vietnam National Institute of Hygiene and Epidemiology (NIHE) during the year ended June 30, 2008.

Nature, timing and estimated costs
We expect to know by the end of 2007 whether we will continue with FluCide-I as a drug candidate. The Company has budgeted approximately $500,000 for the material development, production and testing of this drug during the first calendar quarter of 2008 . These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies which we have presently budgeted at $1,000,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing can not be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of AviFluCide™ for Avian Influenza
Current status
AviFluCide, is currently in preclinical studies against avian influenza H5N1. It is a specific H5N1 anti-influenza nanoviricide. It is based on an antibody provided tous by the NIHE, Vietnam by which influenza viruses bind to cells. AviFluCide has been tested in cell cultures and has demonstrated better results than oseltamivir. The Company is planning in-vivo and in-vitro studies with AviFluCide at the Vietnam National Institute of Hygiene and Epidemiology (NIHE) during the year ended June 30, 2008

Nature, timing and estimated costs
We expect to know by the end of December, 2008 whether we will continue with AviFluCide as a drug candidate. The Company has budgeted approximately $500,000 for the material development, production and testing of this drug during Q1 2007 at NIHE. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies which we have presently budgeted at $1,000,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing can not be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of FluCideHP™ for High Pathogenic Influenza
Current status
FluCideHP, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti-influenza nanoviricide. It is based on a well known ligand mechanism by which influenza viruses become highly pathogenic cells. This mechanism involves the hemagglutinin coat protein of influenza virus protein called the polybasic site. FluCideHP has been tested in cell cultures and in mice and has demonstrated better results than oseltamivir. The Company is planning in-vivo and in-vitro studies with FluCideHP at the Vietnam National Institute of Hygiene and Epidemiology (NIHE) and other facilities, including KARD Scientific, during the year ended June 30, 2008

Nature, timing and estimated costs
 The Company has budgeted approximately $500,000 for the material development, production and testing of this drug during the year ending June 30, 2008. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies which we have presently budgeted at $1,000,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing can not be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of RabiCide™ for Rabies
Current status
RabiCide, is currently in preclinical studies against rabies. It is a broad-spectrum anti-influenza nanoviricide. It is based on a well known ligand mechanism by which rabies viruses bind to cells. Rabicide has been successfully tested in mice. The Company is planning the first in-vivo and in-vitro studies with RabiCide at the Vietnam National Institute of Hygiene and Epidemiology (NIHE) during 2008.

Nature, timing and estimated costs
The Company has budgeted approximately $300,000 for the material development, production and testing of this drug at NIHE. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies which we have presently budgeted at $375,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing can not be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Other drug nanoviricides for HCV and HIV diseases are at a very early stage of research and development and involve a substantial amount of uncertainty as to the development of these drugs. At this time, very little resources have been allocated to these drugs. However should the clinical trials at NIHE in the first calendar quarter of 2007 of our influenza and rabies drugs meet managements expectations, HCV and HIV will become a major priority for development in the following year.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application in our 2008-2009 fiscal year, subject to available research and development funds. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (IND) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2007, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Please refer to the Summary of Significant Accounting Policies included as Note 3 to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

POLICY AFFECTING RECOGNITION OF REVENUE

The Company is a development stage company and does not have revenue arising from operations

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year ending June 30,2008. The Company is in the process of assessing the effect SFAS No. 157 may have on its financial statements.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by Item 8 appears after the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A. CONTROLS AND PROCEDURES

NNVC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by NNVC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and that such information is accumulated and communicated to NNVC’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of NNVC’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that the Company's controls were ineffective as of the end of the fiscal year due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007. The Company believes that it has taken steps for remediation of these weaknesses. The Company intends to remediate this weakness by its active search for a permanent Chief Financial Officer and the institution of additional internal reporting provisions and controls.

Although the management of our Company, including the Chief Executive Officer and the Interim Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Except for the items disclosed herein, there were no significant changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NNVC's internal controls over financial reporting.

ITEM 8B.  Other Information

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	49	President; Chairman of the Board
Eugene Seymour, MD, MPH	66	Chief Executive Officer; Acting CFO; Director
Leo Ehrlich	47	Chief Financial Officer, Director -Resigned May 16, 2007

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Eugene Seymour, MD, MPH, age 66, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation which funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master's degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians.

Anil Diwan, PhD, age 49, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of All Excel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc, as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds two patents, one issued and one applied for, and has made intellectual property depositions of four additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980).

AUDIT COMMITTEE

Although its By-laws provide for the appointment of one, the Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. There are currently no audit committee members that meet the criteria of “Financial Expert”, however the Company is actively working to appoint a “Financial Expert” in the current year.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The Company's executive compensation program for is administered by the Board of Directors.

COMPENSATION OBJECTIVES

We believe that the compensation programs for the Company's NEOs should reflect the Company's performance and the value created for the Company's stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company's success. Our compensation plans are consequently designed to link individual rewards with Company's performance by applying objective, quantitative factors including the Company's own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

ELEMENTS OF COMPENSATION

BASE SALARY. All full time executives are paid a base salary. Base salaries for our executives are established based on the scope of their responsibilities, professional qualifications, academic background, and the other elements of the executive's compensation, including stock-based compensation. However, at this time current total annual compensation is not in line with comparable companies, because our philosophy was to pay modest salaries with no bonus to conserve capital resources for future company growth. Our intent is to set executives' base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Direcors will review each executive's individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

DETERMINATION OF COMPENSATION

The Board of Directors makes decisions about all aspects of compensation, and takes into account compensation data and benchmarks for comparable positions and companies in different applicable geographical areas.

The Company's current executives compensation program as of the date of this report has been at the same level since 2005. The program is simplistic and is less structured than a more mature corporation. Two of our NEOs are founders or co-founders of the Company and their ownership in the Company has driven their philosophy to provide modest salaries and no annual bonus. The compensation structure was set to retain capital resources in the Company to further growth.

The following table reflects all forms of compensation for the years ended June 30, 2006 and 2007 and for the period from May 12, 2005 (date of inception) through June 30, 2007. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Anil Diwan, President, Chairman of the Board	2007 2006 2005	200,000 150,000	-0- 211,000	-0-	17,197 41,144	-0-	-0-	-0-
Eugene Seymour, Chief Executive and Financial, Officer, Director	2007 2006 2005	200,000 150,000	-0-	-0-	6,208 23,087	-0-	-0-	-0-
Leo Ehrlich, Chief Financial Officer, Director	2007 2006 2005	250,000	-0-	-0-	3,657 23,087	-0-	-0-	-0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficia1ly holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of June 30, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
Theracour Pharma, Inc.(3) (4) 135 Wood Street West Haven, CT 06516	35,370,000	31.00%
Anil Diwan (3) (4) 135 Wood Street West Haven, CT 06516	10,750,00	9.42%
Eugene Seymour (5) 135 Wood Street West Haven, Connecticut 06516	8,875,000	7.78%
Leo Ehrlich (4) (6) 135 Wood Street West Haven, Connecticut 06516	9,725,000	8.52%
Total Business Services, Inc. (7) c/o Levy & Boonshoft, P.C. 477 Madison Avenue New York, New York 10022	6,025,000	5.28%
All Directors and Executive Officers as a Group (3 persons) (8)	64,345,000	56.41%

(1)
"Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon 114,069,144 shares of Common Stock outstanding as of June 30 2007, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)
Anil Diwan, President and Chairman of the Board of Directors. Includes 10,000,000 shares of NanoViricides common stock held by Mr. Diwan and 750,000 shares of NanoViricides common stock issuable upon exercise of options held by Mr. Diwan that are currently exercisable or will become exercisable within 60 days.

(4)
Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 65% of the outstanding capital stock of TheraCour. Leo Ehrlich, the Company’s Chief Financial Officer, serves as TheraCour’s Director and owns 10% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the Nanoviricides shares held by TheraCour Pharma, Inc.

(5)
Eugene Seymour, Chief Executive Officer and Director. Includes 8,500,000 shares of NanoViricides common stock held by Dr. Seymour and 375,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days.

(6)
Leo Ehrlich, formerly Chief Financial Officer and Director. Includes 5,850,000 shares of NanoViricides common stock held by Mr. Ehrlich and includes 3,500,000 shares of NanoViricides common stock held by the wife and children of Leo Ehrlich, and 375,000 shares of NanoViricides common stock issuable upon exercise of options held by Mr. Ehrlich that are currently exercisable or will become exercisable within 60 days.

(7)
Includes 1,475,000 shares of Common Stock owned by the children of John Flynn, the sole officer and director of Total Businesses Services, Inc. and has dispositive power over the shares held by Total Business Services, Inc.

(8)
Includes 35,370,000 shares of Common Stock indirectly owned by certain of the Executive Officers (including Leo Ehrlich) and Directors as a group but excludes non vested options to acquire an additional 375,000 shares of Common Stock by Executive Officers and Directors, as a group.

EMPLOYMENT AGREEMENTS

On September 26, 2005, the Company entered into employment agreements with its three executive officers, Eugene Seymour, Chief Executive Officer, Anil Diwan, President and Chairman of Board, and Leo Ehrlich, Chief Financial Officer. All three agreements provide a minimum annual base salary of $200,000 for a term of three years. This base salary will increase to $250,000 per year upon closing of a financing to the Company with minimum gross proceeds of $5,000,000. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance pay in the amount of $100,000. Additionally the agreements provided the following stock options exercisable into the Company’s common stock at $0.10 per share:

•
Dr. Anil Diwan received 1,000,000 options, 333,333 options vested upon execution of the employment agreement. The remaining options vest in equal amounts on January 1, 2007 (333,333 options) and January 1, 2008 (333,333 options). The options expire September 26, 2015.

•
Dr. Eugene Seymour received 500,000 options, 250,000 options vested upon execution of the employment agreement. The remaining options vest in equal amounts on January 1, 2007 (125,000 options) and January 1, 2008 (125,000 options). The options expire September 26, 2015.

•
Leo Ehrlich received 500,000 options, 250,000 options vested upon execution of the employment agreement. 125,000 options vested on January 1, 2007 . The remaining options (125,000 options)were cancelled upon Mr. Ehrlich’s resignation from the Company on May 16, 2007. The options expire September 26, 2015.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2007 fiscal year.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. Through June 30, 2007, the SAB was granted a total of 160,000 stock warrants exercisable into common shares at prices from $0.18 to $2.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

TheraCour Pharma, Inc.

On May 12, 2005, the Company entered into an Material License Agreement, amended as of January 8, 2007 (the “License”) we entered into with TheraCour Pharma, Inc., (“TheraCour”), our largest shareholder. As of the present, TheraCour granted the Company an exclusive license in perpetuity for technologies developed by TheraCour for six virus types: HIV, HCV, Herpes, Rabies, Asian (bird) flu and Influenza. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) to pay the greater of $2,000 or actual costs, for other general and administrative expenses incurred by TheraCour on our behalf (4) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (5) that TheraCour Pharma, Inc. shall retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such nanomicelle exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize such nanomicelle for its own sake or for others; and (6) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

Development costs charged by and paid to TheraCour Pharma, Inc. was $1,340,670 since inception through June 30, 2007; and $617,007 and $693,892 for the years ended June 30, 2007 and 2006, respectively. No royalties are due or have been paid from inception through June 30, 2007.

TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License.

As of June 30, 2007, TheraCour owns 35,370,000 shares of the Company’s outstanding common stock.

Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 65% of the outstanding capital stock of TheraCour. Leo Ehrlich, the Company’s Chief Financial Officer, serves as TheraCour’s Director and owns approximately 10% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, a non-executive officer position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2007 and 2006, were $114,801 and $206,419 respectively, and 321,220 since inception..

ITEM 13.  EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation, as amended, of the Registrant
3.2*	By-laws of the Registrant

4.1*	Specimen Stock Certificate of the Registrant
4.2*	Series A Convertible Debenture
4.3*	Form of Warrant
10.1*	Share Exchange Agreement between NanoViricide, Inc. and the Registrant
10.2*	Employment agreement ES
10.3*	Employment agreement AD
10.4*	Employment agreement LE
10.5*	Form of Scientific Advisory Board Agreement
10.6*	Amended License Agreement with TheraCour Pharma, Inc.
10.7*	Lease with landlord
10.8*	Form of First Subscription Agreement
10.9*	Form of Second Subscription Agreement
10.10*	Code of Ethics
10.11*	Amended Agreement #2 with TheraCour Pharma, Inc.
10.12*	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer
32.2	Section 1350 Certiications of Chief Financial Officer

* Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on November 14, 2006, as amended.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-KSBs and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

June 30, 2007:	$120,000 Holtz Rubinstein Reminick LLP
June 30, 2006:	$ 0 Holtz Rubinstein Reminick LLP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

June 30, 2007:	$34,000 Holtz Rubinstein Reminick LLP
June 30, 2006:	$ 80,000 Holtz Rubinstein Reminick LLP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2007:	$ 0 Holtz Rubinstein Reminick LLP
June 30, 2006:	$ 0 Holtz Rubinstein Reminick LLP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2007:	$ 0 Holtz Rubinstein Reminick LLP
June 30, 2006:	$ 0 Holtz Rubinstein Reminick LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2007

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive and Interim Chief Financial Officer and Director

/s/ Anil Diwan
Anil Diwan
President and Chairman of the Board of Directors

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NanoViricides, Inc.

We have audited the accompanying balance sheets of NanoViricides, Inc. (a development stage company) as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006 and the cumulative period from May 12, 2005 (date of inception) through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoViricides, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 and the cumulative period from May 12, 2005 (date of inception) through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no viable operations, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The accompanying financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Holtz Rubenstein Reminick LLP

New York, New York
October 4, 2007

 NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2007	June 30, 2006 as (Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$967,797	$2,507,102
Prepaids- related parties	236,722	213,728
Other current assets	20,000	-

Total current assets	1,224,519	2,720,830

Property and equipment, net	18,487	2,054

OTHER ASSETS:
Deferred expenses, net	-	6,714
Security deposit	100,000	-
Trademark, net	7,215	-

Total other assets	107,215	6,714

TOTAL ASSETS	$1,350,221	$2,729,598

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$72,845	$44,076
Accounts payable – related parties	262,038	203,045
Accrued expenses	65,000	90,831
Accrued payroll to officers and related payroll tax expense	450,000	232,282
Other payroll taxes payable	-	3,826

TOTAL CURRENT LIABILITIES	849,883	574,060

LONG TERM DEBT:
Debentures, net	-	917,082

TOTAL LONG TERM DEBT	-	917,082

TOTAL LIABILITIES	849,883	1,491,142

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2007 and 2006; issued and outstanding: 114,069,144 (2007) and 108,878,425 (2006)	114,069	108,878
Additional paid-in capital	6,855,689	4,480,035
Stock subscription receivable	(20)	(20)
Deficit accumulated during the development stage	(6,469,400)	(3,350,437)

TOTAL SHAREHOLDERS’ EQUITY	500,338	1,238,456

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,221	$2,729,598

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	Year Ended June 30, 2007	Year Ended June 30, 2006	For the Cumulative Period From May 12, 2005 (Inception) Through June 30, 2007

Revenues	$-	$-	$-

Operating expenses:
Research and development	731,808	899,891	1,662,470
General and administrative (of this amount $453,201, $427,703 and $880,904 was for stock and option based compensation to consultants and officers)	2,351,104	1,695,957	4,082,295

Total operating expenses	3,082,912	2,595,848	5,744,765
Loss from operations	(3,082,912)	(2,595,848)	(5,744,765)

Other income (expenses)
Interest income	54,511	7,863	62,374

Non cash interest on convertible debentures	(7,644)	(66,286)	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	(82,918)	(630,161)	(713,079)
Total other expenses	(36,051)	(688,584)	(724,635)

Net loss to common stockholders	$(3,118,963)	$(3,284,432)	$(6,469,400)

Net loss per share: basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding: basic and diluted	112,255,669	103,591,691

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD MAY 12, 2005 (INCEPTION) THROUGH JUNE 30, 2007

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued May 12, 2005 (Inception)	20,000	$20	$-	$(20)	$-	$-

Share exchange with Edot-com.com Inc., June 1, 2005	(20,000)	(20)	-	20	-	-

Shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005	80,000,000	80,000	(79,980)	(20)	-	-

Shares outstanding Edot-com.com Inc., June 1, 2005	20,000,000	20,000	(20,000)	-	-	-

Net loss period ended June 30, 2005	-	-	-	-	(66,005)	(66,005)

Balance at June 30, 2005 (as restated)	100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005	-	-	5,277	-	-	5,277

Legal expenses related private placement of common stock, July 31, 2006	-	-	(2,175)			(2,175)

Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005	-	-	5,302	-	-	5,302

Warrants issued to Scientific Advisory Board, August 15, 2005	-	-	4,094	-	-	4,094

Options issued to officers, September 23, 2005	-	-	87,318	-	-	87,318

Shares issued for consulting services rendered at $.081 per share, September 30, 2005	2,300,000	2,300	184,000	-	-	186,300

Shares issued for interest on debentures, September 30, 2005	48,177	48	4,267	-	-	4,315

Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005	-	-	166,666	-	-	166,666

Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005	-	-	166,667	-	-	166,667

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Stockholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005	-	-	45,000	-	-	45,000

Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005	-	-	275,000	-	-	275,000

Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005	-	-	49,167	-	-	49,167

Warrants issued to Scientific Advisory Board, November 15, 2005	-	-	25,876	-	-	25,876

Shares and warrants issued in connection with private placement of common stock, November 28, 2005	340,000	340	169,660	-	-	170,000

Shares and warrants issued in connection with private placement of common stock, November 29, 2005	300,000	300	149,700	-	-	150,000

Shares and warrants issued in connection with private placement of common stock, November 30, 2005	150,000	150	74,850	-	-	75,000

Shares and warrants issued in connection with private placement of common stock, December 2, 2005	100,000	100	49,900	-	-	50,000

Shares and warrants issued in connection with private placement of common stock, December 6, 2005	850,000	850	424,150	-	-	425,000

Shares issued for legal services rendered at $.95 per share, December 6, 2005	20,000	20	18,980	-	-	19,000

Shares and warrants issued in connection with private placement of common stock, December 12, 2005	750,000	750	374,250	-	-	375,000

Shares and warrants issued in connection with private placement of common stock, December 13, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 14, 2005	50,000	50	24,950	-	-	25,000

Shares issued in connection with debenture offering, December 15, 2005	50,000	50	48,950	-	-	49,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Stockholders'
	Of Shares	Value	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, December 20, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 29, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 30, 2005.	50,000	50	24,950	-	-	25,000

Shares issued for interest on debentures, December 31, 2005	19,476	19	17,321	-	-	17,340

Shares issued for consulting services rendered at $1.46 per share, January 9, 2006	3,425	4	4,997	-	-	5,001

Warrants issued to Scientific Advisory Board on February 15, 2006	-	-	49,067	-	-	49,067

Warrants issued to Scientific Advisory Board on May 15, 2006	-	-	51,048	-	-	51,048

Shares issued for interest on debentures, March 31, 2005	7,921	8	22,184	-	-	22,192

Options exercised, May 31, 2006	1,800,000	1,800	88,200	-	-	90,000

Shares and warrants issued in connection with private placement of common stock, June 15, 2006	1,875,000	1,875	1,873,125	-	-	1,875,000
				-
Shares issued for interest on debentures, June 30, 2006	14,426	14	22,424	-	-	22,438

Net loss year ended June 30, 2006.	-	-	-	-	(3,284,432)	(3,284,432)

Balance at June 30, 2006 ( as restated )	108,878,425	$108,878	$4,480,035	$(20)	$(3,350,437)	$1,238,456

Shares issued for interest on debentures, July 31, 2006	5,744	6	7,638	-	-	7,644

Shares issued in connection with conversion of convertible debentures, July 31, 2006	3,333,333	3,333	996,667	-	-	1,000,000

Exercise of stock warrants, July 31, 2006	200,000	200	49,800	-	-	50,000

Warrants issued to Scientific Advisory Board on August 15, 2006	-	-	30,184	-	-	30,184

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Stockholders'
	Of Shares	Value	Capital	Receivable	Deficit	Equity
Warrants issued to Scientific Advisory Board on November 15, 2006	-	-	25,888	-	-	25,888

Shares issued for consulting and legal services rendered at $.76 per share, January 2, 2007	216,000	216	163,944	-	-	164,160

Warrants s issued to Scientific Advisory Board on February 15, 2007	-	-	32,668	-	-	32,668

Warrants issued to Scientific Advisory Board on May 15, 2007	-	-	25,664	-	-	25,664

Shares issued for consulting services rendered at $1.03 per share, June 12, 2007	752	1	774	-	-	775

Shares issued for consulting services rendered at $1.15 per share, June 20, 2007	100,000	100	114,900	-	-	115,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 20, 2007	930,000	930	619,070	-	-	620,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 25, 2007	75,000	75	49,925	-	-	50,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 30, 2007	300,000	300	199,700	-	-	200,000

Shares issued for consulting and legal services rendered at $1.06 per share, June 30, 2007	29,890	30	31,770	-	-	31,800

Options issued to officers June 30, 2007	-	-	27,062	-	-	27,062

Net loss year ended June 30, 2007.	-	-	-	-	(3,118,963)	(3,118,963)

Balance at June 30, 2007	114,069,144	$114,069	$6,855,689	$(20)	$(6,469,400)	$500,338

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)

	Year Ended June 30, 2007	Year Ended June 30, 2006	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2007

OPERATING ACTIVITIES:

Net loss	$(3,118,963)	$(3,284,432)	$(6,469,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services rendered	311,735	210,301	522,036
Options granted to scientific advisory board	114,404	130,084	244,488
Amortization of deferred compensation	27,062	87,318	114,380
Depreciation and amortization	2,525	94	2,619
Amortization of deferred financing expenses	6,714	44,461	51,175
Non cash interest on convertible debentures	7,644	66,286	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	82,918	630,161	713,079
Changes in assets and liabilities:
Prepaids – related parties	(22,994)	(213,728)	(236,722)
Other current assets	(20,000)	-	(20,000)
Deferred expenses	-	(2,175)	(2,175)
Accounts payable	28,769	33,902	72,845
Accounts payable –related parties	58,993	164,738	262,038
Accrued expenses	(25,831)	73,307	65,000
Accrued payroll to officers and related payroll tax expense	217,718	232,282	450,000
Other payroll taxes payable	(3,826)	3,826	-

Net cash used in operating activities	(2,333,132)	(1,823,575)	(4,156,707)

INVESTING ACTIVITIES:
Secuity deposit	(100,000)	-	(100,000)
Purchases of property and equipment	(18,586)	(2,148)	(20,734)
Purchase of Trademark	(7,587)	-	(7,587)

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

	Year Ended June 30, 2007	Year Ended June 30, 2006	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2007

Net cash used in investing activities	(126,173)	(2,148)	(128,321

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	1,000,000	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock	-	3,245,000	3,245,000
Proceeds from stock option exercise	-	90,000	90,000
Payment of legal expenses related to private placement	-	(2,175)	(2,175
Proceeds from exercise of warrants	920,0000	-	920,000

Net cash provided by financing activities	920,000	4,332,825	5,252,825

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,539,305)	2,507,102	967,797

CASH AND CASH EQUIVALENTS, BEGINNING	2,507,102	-	-

CASH AND CASH EQUIVALENTS, ENDING	$967,797	$2,507,102	$967,797
CASH PAID DURING THE YEAR FOR:
INTEREST	$-	$-	$-
INCOME TAXES	$2,067	$--	$2,067

CASH AND CASH EQUIVALENTS, ENDING

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

During the periods indicated below, the Company had the following non-cash activity:

	Year Ended June 30,
	2007	2006	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2007

Common stock issued for services rendered	$311,735	$210,301	$522,036

Stock options issued to the officers as compensation	27,062	87,318	114,380

Stock warrants granted to scientific advisory board	114,404	130,084	244,488

Common stock issued for interest on debentures	7,644	66,286	73,930

Shares of common stock issued in connection with debenture offering	-	49,000	49,000

Warrants issued in connection with private placement	-	1,262,632	1,262,632

Common stock issued upon conversion of convertible debentures	1,000,000	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	713,079	713,079

Warrants issued in connection with private placement	-	1,262,632	1,262,632

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Note 1. Organization and Nature of Business

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

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., to which we have the necessary licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. We focus our research and clinical programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Note 2 - Substantial Doubt Regarding Ability to Continue as a Going Concern

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $6,469,400 at June 30, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2007, 2006 and 2005 (See Notes 7 and 8) and a cash balance of $967,797 at June 30, 2007, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $5,000,000 to fund its operations during the next twelve months. These factors raise substantial doubts about the Company's ability to continue as a going concern.

In September, 2007, the Company had received subscriptions in the aggregate amount of $2.5 million financing through the offering of shares of the Company's common stock.  Accordingly, the accompanying financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. Continuance of the Company as a going concern is dependent on its future profitability and on the on-going support of its shareholders, affiliates and creditors.

Note 3. Summary of Significant Accounting Policies

A.
Accounting Basis– The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders' equity and cash flows disclose activity since the date of the Company's inception.

B.
Cash and Cash Equivalents– The Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents. In addition, the Company maintains cash and cash equivalents at financial institutions, which may exceed federally insured amounts at times.

C.	Equipment– Equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years) using the straight-line method.

D.
Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.
Research and Development– Research and development expenses consist primarily of costs associated with the preclinical and or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

F.
Accounting for Stock Based Compensation– The company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified prospective-transition method. Under that transition method, compensation cost recognized in the years ended June 30, 2007 and  2006 includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

The fair value of the Company’s option-based awards granted to executive officers for the year ended June 30, 2006 were estimated using the Black-Scholes option-pricing model with following assumptions.

Expected life in years	5 years
Risk free interest rate	3.88 to 4.10%
Expected volatility	108.00 to 109.00%
Dividend yield	0%

Computation of expected volatility for the year ended June 30, 2006, is based on the equity volatilities of four comparable companies. The computation of expected life is as stated in employment contracts. The risk free interest rates used in the valuations of the fair value are based on risk free bond rates of similar time periods as the expected life of the stock options. Because the Company has no historical forfeiture rates, the stock option expense is not adjusted by an estimate for forfeiture as required under FASB 123(R).

G.
Accounting for Non-Employee Stock Based Compensation– The Company accounts for shares and options issued for non-employees in accordance with the provision of Emerging Issue Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with selling Goods or Services”. According to the provisions of ETIF 96-18, the Company determines the fair value of stock and options granted to non-employees on the measurement date which is either the date of a commitment for performance has been reached or when performance has been completed, depending upon the facts and circumstances. The fair value of the shares and options valued at commitment date is expensed immediately if they were for past services.

H.
Income Taxes– The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the year plus or minus the net change in the deferred tax assets and liabilities.

I.
Basic Earnings (Loss) per Share– Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) as of June 30, 2007 and 2006 were 4,570,00 and 5,605,000 respectively.

The following table presents the calculation of basic and diluted net loss per share:

	2007	2006

Net loss available to common shareholders	$(3,118,963)	$(3,284,432)

Net loss per share, basic and diluted	$(0.03)	$(0.03)

Weighted-average shares used in computing net loss per share, basic and diluted	112,255,669	103,591,691

J.
Concentrations of Risk– Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured institutions in excess of federally insured limits. The Company does not believe it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

K.
Segment Reporting– As of June 30, 2007 the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

L.	New Accounting Pronouncements Affecting the Company

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning with fiscal year ending June 30,2008. The Company is in the process of assessing the effect SFAS No. 157 may have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.  The adoption of SAB No. 108 had no impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or after November 15, 2007, provided the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

Note 4. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies.  Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment for dengue fever until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include dengue fever viruses, West Niles Virus and Japanese Encephalitis Virus among the virus types we are permitted to manufacture, use and offer for sale. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed.  (2) we will pay  $25,000 per month for usage of  lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour Pharma, Inc., may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by and paid to TheraCour Pharma, Inc. were $617,007 and $692,892 for the years ended June 30, 2007 and 2006, respectively and $1,340,670 since inception. No royalties have been paid through the year ended June 30, 2007.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 65% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 31% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 35,370,000 share of the Company’s outstanding common stock as of June 30, 2007.

The FASB has issued Interpretation No. 46 (FIN-46R) (Revised December 2003), Consolidation of Variable Interest Entities. FIN-46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46R). FIN-46R clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a variable interest entity in its consolidated financial statements.

FIN-46R requires that a variable interest entity to be consolidated by its “Primary Beneficiary.” The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the variable interest entity’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the variable interest entity’s expected residual returns. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN- 46R becomes effective, the enterprise is required to disclose in all financial statements initially issued after December 31, 2003, the nature, purpose, size, and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. At June 30, 2006 and 2007 the Company evaluated its relationship with TheraCour Pharma, Inc. for purposes of FIN-46R, and concluded that it is not a variable interest entity that is subject to consolidation in the Company’s financial statements under FIN-46R.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies.  Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2007 and 2006 were $114,801 and $206,419 respectively and $321,220 since inception. In addition the Company paid KARD a $50,000 advance payment towards future fees.

Note 5. Prepaids

Prepaids at June 30 are summarized as follows:

	2007	2006

TheraCour Pharma, Inc.	$186,722	$163,728
Kard Scientific, Inc.	50,000	50,000

	$236,722	$213,728

(See Note 4. Significant Alliances and Related Parties)

Note 6. Deferred Financing Expenses

Deferred Financing Expenses represent the value of cash payments and common stock issued for attorney fees and to an investor as consideration for debt financing during fiscal year ended June 30, 2006 were being amortized on a straight-line basis over the term of the debenture.  Amortization expense for the years ended 2007 and 2006 was $6,714 and  $44,461, respectively.

Note 7. Stock Transactions

Pursuant to the terms of the reverse acquisition of Nanoviricide, Inc. an aggregate of 100,000,000 shares of common stock were issued and outstanding as of June 1, 2005, the date of the reverse acquisition.  Of this amount, 80,000,000 represented founders shares of Nanoviricide, Inc. and 20,000,000 represented shares held by shareholders of Edotcom.com (see Note 1).

In June 2005, Allan Marshall and Robert Weidenbaum, stockholders who were instrumental in the negotiation, execution, and consummation of the acquisition by Edotcom.com of Nanoviricide, Inc., each received options to purchase 1,000,000 shares of NVI Common Stock at a price of $.05 per share, expiring May 31, 2008. The options were issued to these stockholders as finders fees. The fair value of these options in the amount of $107,028 was charged to additional paid in capital. In May 2006, options were converted into 1,800,000 shares of common stock resulting in proceeds to the Company of $90,000. In order to reconcile the number of the Company's outstanding securities as represented in the exchange agreement with NanoViricide, Inc., the remaining 200,000 options were cancelled pursuant to an agreement between the parties. The fair value of cancelled options of $10,703 was reversed against additional paid in capital.

In June 2005, MJT Consulting, Inc., another party that was instrumental in the negotiation, execution, and consummation of the acquisition by ECMM of NVI, was granted an option to purchase 1,000,000 shares of NVI Common Stock at a price of $2.50 per share, expiring in May 2006.  These options were not converted and have expired.

In May 2005, the Company's Board of Directors established a Scientific Advisory Board. As compensation, each member of the Scientific Advisory Board (SAB) is to be granted quarterly 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock price on the day following the meeting. Through June 30, 2006, the SAB was granted a total of 160,000 stock warrants exercisable into common shares at prices from $0.18 to $2.20 per share.   These warrants, if not exercised will expire on various dates through February 2010. The fair value of these warrants , by using the Black- Scholes option pricing model, were valued at $130,084 and  recorded as consulting expense.

In September 2005, the Company's Board of Directors authorized the issuance of 2,200,000 shares of its common stock with a restrictive legend, as scientific consulting compensation for development work on the Company’s anti viral compounds.  Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $178,200.

In September 2005, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock with a restrictive legend, to an outside consultant advising the Company on government procurements.  Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $8,100

In September 2005, the Company's Board of Directors authorized the issuance of 48,177 shares of its common stock with a restrictive legend, to the debenture holders in lieu of interest on debentures as set forth in the contract. The Company recorded an interest expense of $4,315.

In November and December 2005, the Company closed a private equity financing for proceeds of $1,370,000. The Company sold 2,740,000 shares of its common stock at $.50 per share. These investors also received warrants for the purchase of 1,370,000 common shares at $1.00 per share. These warrants expire on various dates through December 2008. The Company allocated a relative fair value of $483,610 to these $1.00 warrants by using the Black-Scholes option pricing model.

In December 2005, the Company's Board of Directors authorized the issuance of 20,000 shares of its common stock with a restrictive legend to an outside consultant advising the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $19,000.

In December 2005, the Company's Board of Directors authorized the issuance of 50,000 shares of its common stock with a restrictive legend, to an investor in connection with debt financing. Based upon the fair market value of the common stock on the commitment date, the Company recorded a deferred financing cost of $49,000, which is being amortized using the straight-line method over the term of the debenture.

In December 2005, the Company's Board of Directors authorized the issuance of 19,476 shares of its common stock with a restrictive legend, to the debenture holders in lieu of interest on debentures as set forth in the contract. The Company recorded an interest expense of $17,340.

From July through December 2005, the Company issued  $1,000,000 of 9% Series A convertible debentures with warrants attached to purchase 200,000 shares of common stock exercisable at a price per common share of $.25 (See Note 8).  Interest on these debentures was payable quarterly in common stock and resulted in the issuance of 90,000 shares of common stock. As of June 30, 2006 the Company recorded an interest expense of $66,286 for the issuance of these shares.   The warrants on these debentures were exercised in July 2006 (subsequent to the Balance Sheet date) and resulted in proceeds to the Company of $50,000 and the issuance of 200,000 common shares.

In January 2006, the Company's Board of Directors authorized the issuance of 3,425 shares of its common stock with a restrictive legend, to an outside consultant for services.  Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $5,001.

In March 2006, the Company's Board of Directors authorized the issuance of 7,921 shares of its common stock with a restrictive legend, to the debenture holders in lieu of interest on debentures as set forth in the contract. The Company recorded an interest expense of $22,192.

In June 2006, the Company closed a private equity financing for proceeds of $1,875,000. The Company sold 1,875,000 shares of its common stock. These investors also received warrants for the purchase of 1,875,000 common shares at $2.50 per share. These warrants expire in June 2009.  The Company allocated a relative fair value of $779,022 of these warrants by using the Black-Scholes option pricing model.

In June 2006, the Company's Board of Directors authorized the issuance of 14,426 shares of its common stock with a restrictive legend, to the debenture holders in lieu of interest on debentures as set forth in the contract. The Company recorded an interest expense of $22,438.

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

In August 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.36 per share.   These warrants, if not exercised will expire in August 2010. The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $30,184 and recorded as consulting expense.

In November 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock common stock at $1.19 per share.   These warrants, if not exercised will expire in November 2010.  The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $25,888, and recorded as consulting expense.

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

In February 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.54 per share.   These warrants, if not exercised will expire in February 2011.  The fair value of these warrants by, using the Black-Scholes option pricing model, were valued at  $32,668 and recorded as consulting expense.

In May 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.30 per share.   These warrants, if not exercised will expire in May 2011.  The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $25,664 and recorded as consulting expense.

In June 2007, the company's Board of Directors authorized the issuance of 752 shares of its common stock with a restrictive legend to an outside consultant advising the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $775.

In June 2007, the Company's Board of Directors authorized the issuance of 100,000 shares of its common stock with a restrictive legend to an outside consultant advising the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $115,000.

In June 2007, the Company's Board of Directors authorized the issuance of 15,791 shares of its common stock with a restrictive legend to Dr. Randall Barton for scientific consulting, the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $16,800.

In June 2007, the Company's Board of Directors authorized the issuance of 14,099 shares of its common stock with a restrictive legend to Mr. Harry Schochat, Esq. for legal consulting, the Company on government procurements. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000.

In June 2007, 870,000 warrants were converted into common stock, resulting in the issuance of 1,305,000 common shares. The Company received $870,000 upon this conversion.

Options Granted To Officers

In September 2005, 500,000 stock options were granted to Eugene Seymour, our CEO under an employment agreement.  Of these options, 250,000 were vested immediately and are exercisable from September  2005 until  September 2015, and the  remaining  options vest annually on January 1, in two  equal amounts.

In September 2005, 1,000,000 stock options were granted to Anil Diwan, our Chairman and President under an employment agreement.  Of these options, 333,333 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vest annually on January 1, in two equal amounts.

In September 2005, 500,000 stock options were granted to Leo Ehrlich, our former CFO under an employment agreement. Of these options, 250,000 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vest annually in two equal amounts.   On May 16, 2007, Leo Ehrlich resigned as the Company's Chief Financial Officer. At time of his resignation 375,000 options were vested and are exercisable from September 2005 until September 2015.The remaining options were forfeited.

The Company has accounted for these options granted to officers under the provisions of Financial Accounting Standard No. 123 and SFAS 123R, "Accounting for Stock Based Compensation." Based on fair market value of these options, $114,380 was recognized as stock based compensation expense, and $7,044 will be expensed over the remaining employment term.

Note 8. Convertible Notes Payable

In July 2005 the Company’s board of directors authorized the issuance and sale of up to one million dollars of convertible debentures. These debentures matured July 31, 2006 and carried an interest rate of 9% per year and were convertible into common stock at the lower of 70% of the average closing price of the common stock during the 15 days trading days preceding the Maturity Date or $.30 per share. In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to certain Convertible Instruments”, the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by recording debt discount and corresponding additional paid in capital, in the amount of $713,079. The debt discount was being amortized on a straight-line basis over the term of these debentures. Amortization expense for the years ended June 30, 2007 and 2006 and since inception was $82,918 and $630,161 and $713,079, respectively.

In July 2006,  the debentures holders converted all outstanding debentures.  As a result of these conversions, the amounts to be converted ($1,000,000) which existed at June 30, 2006, were reflected as long-term liabilities on the Company's June 30, 2006 balance sheet. Also, as a result of these conversions, the Company issued an aggregate total of 3,333,333 shares of the Company's $.001 par value common stock.

For the years ended June 30, 2007 and 2006 and since inception, interest expense on the convertible notes in the amount of $7,644 and $66,286 and $73,930 respectively, was paid with 5,744 and 90,000 and 95,744 shares of the Company’s common stock respectively.

Note 9. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30, 2005	3,000,000	$0.86	2.25	$-
Granted	2,000,000	0.10	10.00	2,980,000
Exercised	(1,800,000)	0.05	-	-
Expired	(1,000,000)	2.50	-	-
Canceled	(200,000)	0.05	-	-

Outstanding at June 30, 2006	2,000,000	0.10	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	(125,00)	.10	-	-

Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,537,500

Exercisable at June 30, 2007	1,416,666	$0.10	8.25	$683,,333

As of June 30, 2007, there was $7,044 of unrecognized compensation cost, related to non-vested options granted under employment contracts, which is expected to be recognized over a weighted average period of  less than 1 year.

On May 31, 2007, 125,000 stock options previously granted to Leo Ehrlich, formerly chief financial officer, and not yet vested were cancelled upon his resignation from the company.

Stock Warrants

The following table presents the combined activity of stock warrants issued for the years ended June 30, as follows:

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2005	-	$-	-	$-
Granted	3,605,000	1.72	2.65	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2006	3,605,000	1.72	2.65	-
Granted	160,000	1.35	3.50	-
Exercised	(1,070,000)	1.21	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2007	2,695,000	$1.95	1.94	$-

Exercisable at June 30, 2007	2,695,000	$1.95	1.94	$-

Of the above warrants 2,375,000 expire in fiscal year ending June 30, 2009, 160,000 expire in fiscal year ending June 30, 2010, and 160,000 expire in fiscal year ending June 30, 2011.

Note 10. Income Taxes

Deferred income taxes arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carryforwards will begin to expire in the year 2017 if not utilized. Utilization of the Company's net operating loss carry forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2007 the Company accumulated a tax loss of $5,102,011 resulting in a deferred tax benefit of approximately $2,529,400, which has been offset by a 100% valuation allowance.

The following is reconciliation of inome tax expense (benefit):

	2007	2006
Net operating loss carryforwards	$1,611,400	$710,800
Research and development credit	391,700	234,000
Other	526,300	363,700
Gross deferred tax assets	2,529,400	1,308,500
Valuation allowances	(2,529,400)	(1,308,500)
Deferred tax assets	$-	$-

During the year ended June 30, 2007, the valuation allowance increased by $1,220,900.

Note 11. Commitments and Contingencies

OPERATING LEASE

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 1,500 square feet of office space at a base monthly rent of $1,875. The term of lease expired in February 2007.  We occupy the premises on a month-to-month basis since the lease has expired.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, in Woodbridge, Connecticut. The term of the occupancy is until January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities. At June 30, 2007, future minimum rental payments due under this operating lease are as follows:

Year Ending June 30,
2008	$140,004
2009	81,669
Total	$221,673

Total rent expense amounts to $68,796 and $9,000 for the years ended June 30, 2007 and 2006 respectively, and $78,296 for the period from inception.

OFFICERS’ COMPENSATION

The Company in September 2005, signed employment agreements with its three executive officers to pay minimum annual base salaries of  $200,000 each for three years. This base salary will increase to $250,000 per year upon closing of a financing to the company with gross proceeds of at least $5,000,000.  In addition to salary, the Company is obligated to pay health and life  insurance benefits and reimburse expenses incurred by the officers on behalf of  the company. The Company also granted stock options as part of these employment agreements  (See Note 7).  Each executive officer, if terminated by the Company without cause, would be entitled six months salalry  ($100,000) as severance compensation.

On May 16, 2007 Leo Ehrlich, formerly chief financial officer, resigned from the Company. At the time of his resignation, and pursuant to an agreement between Mr. Ehrlich and the Company, Mr. Ehrlich was owed $91,666 in earned, but deferred compensation. The Company has agreed to pay $31,666 in August, 2007 and the remainder in $10,000 increments commencing September, 2007.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CRADA)

On April 9, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute of Research to create new treatments for dengue fever using the Company’s nanomedicine technology.  Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs. There were no costs incurred in the fiscal year ended June 30, 2007.

 OTHER CONTINGENCIES

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 4).  If it  loses the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

LEGAL

While no legal actions are currently pending, the Company may be party to certain claims brought against it arising from certain contractual matters. It is not possible to state the ultimate liability, if any, in these matters. In management’s opinion, the ultimate resolution of any such claim will not have a material adverse effect on the financial position of the Company.

Note 12. Subsequent Event

In September, 2007, the Company had received subscriptions in the aggregate amount of $2,500,000 through the offering of shares of the Company's common stock (the "Offering").  The subscriptions are for shares common stock at a purchase price of $0.50 per share and warrants to purchase 0.30 shares of common stock  at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years.  In accordance with the Offering, on September 21, 2007, the Company sold 1,500,000 shares of common stock and warrants to purchase 450,000 shares of common stock at an exercise price of $1.00 per share for a purchase price of $750,000. The warrants may be exercised at any time and expire in three years.  It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008.  The Company anticipates raising an aggregate of $5,000,000 in the Offering.