Form 10QSB
period 2007-09-30
NANOVIRICIDES, INC.
filed 2007-11-19
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 15, 2007 was 119,093,782 shares.

NanoViricides, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

Balance Sheets – September 30, 2007 (Unaudited) and June 30, 2007(Audited)	3

Statements of Operations (Unaudited) - For the Three Months Ended September 30, 2007 and 2006, and for the Cumulative Period May 12, 2005 (Inception) through September 30, 2007.	4

Statements of Cash Flows (Unaudited) - For the Three Months Ended September 30, 2007 and 2006, and for the Cumulative Period May 12, 2005 (Inception) through September 30, 2007.	5

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	15

Item 3. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22
Certifications

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2007	June 30, 2007
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,738,534	$967,797
Prepaid expenses	229,889	251,722
Other current assets	5,000	5,000

Total current assets	2,973,423	1,224,519

Property and equipment, net	17,331	18,487

OTHER ASSETS
Security deposit	100,000	100,000
Trademarks, net	7,089	7,215
Total Other Assets	107,089	107,215

TOTAL ASSETS	$3,097,843	$1,350,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$77,817	$72,845
Accounts payable – related parties	162,958	262,038
Accrued expenses	34,753	65,000
Accrued payroll to officers and related payroll tax expense	485,352	450,000

TOTAL CURRENT LIABILITIES	760,880	849,883

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized at September 30, 2007 issued and outstanding: 118,844,388 and 114,069,144 at September 30, 2007 and June 30, 2007 respectively	118,844	114,069
Additional paid-in capital	9,262,271	6,855,689
Stock subscription receivable	(20)	(20)
Deficit accumulated during the development stage	(7,044,132)	(6,469,400)
TOTAL SHAREHOLDERS’ EQUITY	2,336,963	500,338
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,097,843	$1,350,221

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		For the Cumulative Period From May 12, 2005 (Inception) through September 30, 2007

	2007	2006

Revenues	$-	$-	$-

Operating expenses:
Research and development	158,814	184,885	1,821,284
General and administrative (of this amount $17,957 , $41,884, and $898,861 was for stock and option based compensation to consultants and officers for each period presented)

	423,832	488,109	4,506,127

Total operating expenses	582,646	672,994	6,327,411
Loss from operations	(582,646)	(672,994)	(6,327,411)

Other income (expense):
Interest income	7,914	23,184	70,288
Non cash interest on convertible debentures	-	(7,644)	(73,930)

Non cash interest expense on beneficial conversion feature of convertible debentures	-	(82,918)	(713,079)
Total other income (expense)	7,914	(67,378)	(716,721)

Net loss	$(574,732)	$(740,372)	$(7,044,132)

Net loss per share: basic and diluted	$(.01)	$(.01)

Weighted average shares outstanding: basic and diluted	114,222,270	111,224,987

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		For the Cumulative Period From May 12, 2005 (Inception) through September 30,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(574,732)	$(740,372)	$(7,044,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	18,400	-	540,436
Warrants granted to scientific advisory board	14,800	30,184	259,288
Options issued to officers as compensation	3,157	11,700	117,537
Depreciation and amortization	1,282	127	3,901
Amortization of deferred financing expenses	-	6,714	51,175
Non cash interest on convertible debentures	-	7,644	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	82,918	713,079
Changes in assets and liabilities:
Prepaid expenses	21,833	(76,499)	(229,889)
Deferred expenses	-	-	(2,175)
Other current assets	-	-	(5,000)
Accounts payable- trade	4,972	(14,021)	77,817
Accounts payable –related parties	(99,080)	(51,432)	162,958
Accrued expenses	(30,247)	(17,723)	34,753
Accrued payroll to officers and related payroll tax expense	35,352	(15,663)	485,352

Net cash used in operating activities	(604,263)	(776,423)	(4,760,970)

INVESTING ACTIVITIES:
Security deposit	-	-	(100,000)
Purchases of property and equipment	-	-	(20,734)
Purchase of trademarks	-	(3,200)	(7,587)
Net cash used in investing activities	-	(3,200)	(128,321)

FINANCING ACTIVITIES:

Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of fees	2,375,000	-	5,620,000
Proceeds from exercise of stock warrants attached to convertible debentures	-	50,000	920,000
Payment of legal fees related to private placement			(2,175)
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	2,375,000	50,000	7,627,825
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,770,737	(729,623)	2,738,534

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	967,797	2,507,102	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,738,534	$1,777,479	$2,738,534

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)

During the periods indicated below, the Company had the following non-cash activity:

	Three Months Ended September 30,		For the Cumulative Period From
			May 12, 2005 (Inception) through
	2007	2006	September 30, 2007

Common stock issued for services rendered	$18,400	$-	$541,436

Stock options issued to the officers as compensation	3,157	11,700	117,537

Stock warrants granted to scientific advisory board	14,800	30,184	259,288

Common stock issued for interest on debentures	-	7,644	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	1,000,000	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Warrants issued in connection with private placement	-	-	1,262,632

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(Unaudited)

Note 1. Basis of  Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the three month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our Company’s form 10-KSB for the year ended June 30, 2007.

Note 2. Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. , and was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation.  On May 12, 2005, the Corporations were merged and Edot-com.com, Inc., a Nevada corporation, (the Company), became the surviving entity.

On June 1, 2005, Edot-com.com, Inc. (“ECMM”) acquired NanoViricides, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  NanoViricides, Inc. was incorporated under the laws of the State of Florida on May 12, 2005.

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

As a result of the Exchange Transaction the former NVI stockholders held approximately 80% of the voting capital stock of the Company immediately after the Exchange Transaction.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 1, 2005, and represent the operations of NVI.

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $7,044,132 at September 30, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2007 and 2006 and a cash balance of $2,738,334 at September 30, 2007, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $5,000,000 to fund its operations, capital costs, and additional staffing requirements during the next twelve months.

Based on the results of in-vivo and in-vitro studies which were completed in the first calendar quarter of 2007 and the Company’s April 9, 2007 Cooperative Research and Development Agreement, (CRADA), with the Walter Reed Army Institute of Research, we have commenced a program to seek substantial additional financing to meet our planned cash requirements through private placements of our common stock and/or incurring debt( See also Note 7). No assurances can be given that financing will be available or be sufficient to meet our capital needs. If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether. During September, 2007, the Company had received fully paid  subscriptions in the aggregate amount of $2,375,000  through the offering of shares of the Company's common stock. In October, 2007, the Company received fully paid subscriptions in the aggregate amount of  $125,000. It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008.  The Company accepted these subscriptions on October 16, 2007.

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

Reclassification – Certain reclassifications have been made in prior year’s financial statements to conform to classification used in the current year.

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

Accounting for Stock Based Compensation– The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, since inception, which requires compensation cost recognized includes compensation cost for all share-based payment granted based on the grant-date fair value .

Option-based officer’s compensation expense for the three months ended September 30, 2007 and 2006 were $3,157 and $11,700. The fair value of the Company’s option-based awards granted to executive officers on September 23, 2005, were estimated using the Black-Scholes option-pricing model with following assumption:

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

Segment Reporting - As of September 30, 2007 the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

Note 5. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted an exclusive license in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies.  Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment for dengue fever until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include dengue fever among the virus types we are permitted to manufacture, use and offer for sale. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed,  (2) we will pay  $25,000 per month for usage of  lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc., (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the three months ended September 30, 2007 and 2006 were $143,653 and $184,885 respectively, and $1,484,323 since inception.  As of September 30, 2007, pursuant to its license agreement the company has paid a security advance of $164,888 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses

No royalties are due TheraCour from the Company’s inception through September 30, 2007.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space in Woodbridge, Connecticut. Performance of the Registrant’s obligations was guaranteed by TheraCour Pharma, Inc., a principal shareholder of the Registrant and provider of the materials the Registrant uses in its operations.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President,  who is a director of each corporation, and owns approximately 65% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 30% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 35,370,000 shares of the Company’s outstanding common stock as of September 30, 2007.

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

FIN-46R requires that a variable interest entity to be consolidated by its “Primary Beneficiary.” The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the variable interest entity’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the variable interest entity’s expected residual returns. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN- 46R becomes effective, the enterprise is required to disclose in all financial statements initially issued after December 31, 2003, the nature, purpose, size, and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. For all periods presented in the financial statements, the Company evaluated its relationship with TheraCour Pharma, Inc. for purposes of FIN-46R, and concluded that it is not a variable interest entity that is subject to consolidation in the Company’s financial statements under FIN-46R.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three months ended September 30, 2007 and 2006 were $ 0 and $ 0, respectively, and $321,220 since inception. The Company has paid KARD a $50,000 advance payment (refundable) towards future fees.

Note 6. Prepaid Expenses

Prepaid expenses are summarized as follows:

	September 30, 2007	June 30, 2007

TheraCour Pharma, Inc. *	$164,889	$186,722
Kard Scientific, Inc. *	50,000	50,000
Prepaid other **	15,000	15,000

	$229,889	$251,722

  (* See Note 5. Significant Alliances and Related Parties)
  (** See Note 10, Commitments and Contingencies)

Note 7. Equity Transactions

In August 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.80 per share. These warrants, if not exercised, will expire in August 2011. The fair value of these warrants in the amount of $14,800 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions.

Expected life in years	4 years
Risk free interest rate	4.31%
Expected volatility	83%
Dividend yield	0%

For the three months ended September 30, 2007, the Company's Board of Directors authorized the issuance of 11,345 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $8,400.

For the three months ended September 30, 2007, the Company's Board of Directors authorized the issuance of additional 11,899 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $10,000.

In September, 2007, the Company had received fully paid subscriptions in the aggregate amount of $2,375,000 through the offering of shares of the Company’s common stock (the “Offering”). The subscriptions are for shares of common stock at a purchase price of $.50 per share and warrants to purchase 0.30 shares of common stock at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years. In accordance with the Offering, on October 16, 2007, the Company issued 4,750,000 shares of common stock and warrants to purchase 1,425,000 shares of common stock at an exercise price of $1.00 per share . These warrants, if not exercised, will expire in fiscal year ending in 2011. The Company allocated a relative fair value of $435,000 to these warrants, by using the Black-Scholes option pricing model.  The Company has agreed to use its best efforts to file a Registration Statement with the Securities and Exchange Commission covering the resale of the Registrable  Securities issued or issuable pursuant to the Securities Purchase Agreement, and to use its best efforts to obtain effectiveness of  the Registration Statement on or prior to one hundred and eighty days from the date of closing, and to keep such registration statement continuously in effect. The Company may be required to issue additional warrants to purchase the Company’s common stock if a Registration Statement is not filed by the aforesaid filing date or the Registration Statement is not declared effective by the expiration of the Effectiveness Period.

Note 8. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the three months ended September 30, 2007 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,280,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at September 30, 2007	1,875,000	$0.10	8.00	$1,200,000
Exercisable at September 30, 2007	1,416,666	$0.10	8.00	$906,666

As of September 30, 2007, there was $3,887 of unrecognized compensation cost, related to non-vested options granted under employment contracts, which is expected to be recognized over a weighted average period of less than 1 year.

Stock Warrants

The following table presents the combined activity of stock warrants issued for the three months ended September 30, 2007 as follows:

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)

Outstanding at June 30, 2007	2,695,000	$1.95	1.94
Granted	1,465,000	1.00	3.03
Exercised	-	-	-
Expired	-	-	-
Canceled	-	-	-

Outstanding at September 30, 2007	4,160,000	$1.62	2.16
Exercisable at September 30, 2007	4,160,000	$1.62	2.16

Of the above warrants, 2,375,000 expire in fiscal year ending June 30, 2009; 160,000 expire in fiscal year ending June 30, 2010; and 1,585,000 expire in fiscal year ending June 30, 2011 and 40,000 expire in fiscal year ended June 30, 2012.

Note 9. Income Taxes

Deferred taxes arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carry forwards will begin to expire in the year 2017 if not utilized. Utilization of the Company’s net operating loss carry forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of September 30, 2007 the Company accumulated a tax loss of $7,044,132 resulting in a deferred tax benefit of approximately $2,780,747 which has been offset by a 100% valuation allowance.

During the three months ended September 30, 2007, the valuation allowance increased by $251,347 over the June 30, 2007 balance.

The Company's deferred tax assets is summarized as follows:

	September 30, 2007	June 30, 2007
Net operating loss carryforwards	$1,768,300	1,611,400
Research and development credit	473,500	391,700
Other	538,900	526,300
Gross deferred tax assets	2,780,700	2,529,400
Valuation allowances	(2,780,700)	(2,529,400)
Deferred tax assets	$-	$-

Note 10. Commitments and Contingencies

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 5).  If it loses the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

On March 12, 2007 the Company signed an agreement with an investment advisor to assist it in its capital raising efforts.  We paid a retainer fee at signing of $15,000, and services commenced. In the event a financing is consummated with investors introduced by the investment advisor,  the advisor  would receive a fee equal to 7% of gross capital raised, warrants to purchase 10% of the securities issued in the financing and reimbursement of fees up to $10,000.

While no legal actions are currently pending, the Company may be party to certain claims brought against it arising in the ordinary course of business. It is not possible to state the ultimate liability, if any, in these matters. In management’s opinion, the ultimate resolution of such claims will not have a material adverse effect on the financial position of the Company.

Note 11. Subsequent Events

On October 15, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) to create new treatments for Filovirus using the Company’s nanomedicine technology. Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs, etc.

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of the Filovirus, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for Filovirus until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include the Filovirus among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for Filovirus, which may adversely impact our operations and cause the termination of our CRADA with  the USAMRIID,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On June 1, 2005, the Company acquired NanoViricides, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc. (an approximately 31% shareholder of the Company) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases.  Upon consummation of the Exchange, the Company adopted the business plan of NVI.

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

For financial accounting purposes, this acquisition was a reverse acquisition of the Company by NanoViricides (NVI), under the purchase method of accounting, and was treated as a recapitalization with NanoViricides as the acquirer.  Accordingly, our historical financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 1, 2005, and represent the operations of NanoViricides.  With the acquisition of NanoViricides, we no longer remained an inactive entity and entered the pharmaceuticals business.

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

In December 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain NanoViricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza).  NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed.  The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and AviFluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). The second phase of the project, animal  and/or additional cell culture testing of the Influenza H1N1 and H5N1 candidates, as well as that of RabiCide-I™, the company’s rabies drug, were completed during the first calendar quarter of 2007. Whereas the rabies and H1N1 experimental data have not been completely analyzed, results of the in vitro H5N1 work in Vietnam were reported in a press release on May 7, 2007. The information was as follows: The BSL3 studies against Clade 2 H5N1, a Dec. 2006 isolate in Vietnam, showed that the nanoviricide developed against Highly Pathogenic Influenzas, FluCide-HP ™, was highly effective in suppressing cytopathic effects (CPE), whereas the broad-spectrum nanoviricide against all influenzas, FluCide™, was slightly less effective than AviFluCide-HP. These findings were expected. Both of these candidates were significantly more effective than oseltamivir (Tamiflu®) in this blind study performed by the National Institute of Hygiene and Epidemiology (NIHE) scientists in Vietnam. In addition, the antibody-fragment-based H5N1 specific (Clade 1, Vietnam, 2004-2005 strains) AviFluCide™ drug candidate was demonstrated conclusively by Vietnam scientists to significantly suppress CPE against this rgH5N1 strain (Clade 1), confirming previous results. The Highly Pathogenic H5N1 subtype of influenza continues to rapidly evolve and is now found in two distinct subgroups, Clade 1 and Clade 2. According to CDC scientists, the Vietnam 2004/2005 strains belong to Clade 1, whereas the Indonesia 2006 (2007), Egypt 2006, and Vietnam 2006 (2007) strains are different and form the Clade 2 subgroup. The various Clade 2 strains are antigenically distinct from each other, but closer to each other than to Clade 1 strains. Highly Pathogenic Influenza strains of all clades possess the polybasic cleavage site. Thus FluCide-HP, designed against this site, is expected to be effective against all Highly Pathogenic influenza strains. It is felt that it makes no difference to which type, subtype, or clade, they belong.

On March 12, 2007 the Company signed an agreement and retained a financial advisor to assist us in our capital raising efforts.  We paid a retainer fee at signing of $15,000, and services commenced in April 2007.

On April 4, 2007, the Company signed a Cooperative Research and Development Agreement with the Walter Reed Army Institute of Research. The joint R&D effort will focus on creating new treatments for dengue fever using NanoViricides' virus-killing nanomedicine technology. The Company expects to commence work on this agreement upon completion of necessary formalities required under the agreement.

Management believes that it has achieved significant milestones in the development of rabies and anti-influenza drugs for human influenza (H1N1) and bird flu (H5N1).  Management’s beliefs are based on the results of pre-clinical cell culture studies and/or in vivo animal studies using mice.

Liquidity and Capital Resources

Requirement for Additional Capital

Based on our current operating expenses, we currently have sufficient cash reserves to meet all of our anticipated obligations through June 30, 2008. As of September 30, 2007 we have a cash balance of $2,738,534, which can support operations through June 30, 2008. However, we expect we will require in excess of $5,000,000 to execute the first part of our business plan which covers twelve months of operations. Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1
Research and Development costs of $1,500,000:  Includes planned costs of $1,200,000 for multiple drug variations and in-vivo and in-vitro studies for FluCide™, AviFluCide™, FluCide HP™, and Rabies planned for year ended June 30, 2008.  The Company has allocated the planned costs of  $1,200,000 approximately as follows: FluCide™ $400,000, AviFluCide™ $300,000, FluCide HP™  $400,000 , and Rabies $100,000. Depending on the results of these clinical trials, we expect to commence with early stage development of a  for HIV for which we have budgeted $300,000.

2	Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.
3
Capital costs of $1,250,000:  This is the estimated cost for equipment and laboratory improvements.   The Company plans to incur these costs after completion of certain animal studies, some of which commenced  in the third calendar quarter of 2007.

4
Staffing costs of $1,500,000:  This is the estimated cost of hiring additional scientific staff and consulting firms to assist with, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, as required for development of necessary data for a future filing of an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, or staffing costs without obtaining additional financing of approximately $2,500,000 to meet its budget. The Company does not have any arrangements at this time for equity or other financings.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

On February 27, 2007 the Company leased an R&D facility to occupy 5,000 square feet of space in Woodbridge, Connecticut, originally built for the Bayer Pharmaceutical Corporation.  The term of the occupancy is until January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities. The Company believes that an adjacent space may become available and would be suitable for small scale manufacturing.  The facility will need to be certified by the FDA in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an Investigational New Drug (IND) Application with the FDA to begin the human safety and efficacy trials  (Phase I , II and III).

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

Subsequent Events

On October 15, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) to create new treatments for Filovirus using the Company’s nanomedicine technology. Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs, etc.

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of the Filovirus, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for Filovirus until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include the Filovirus among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for Filovirus, which may adversely impact our operations and cause the termination of our CRADA with  the USAMRIID,

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

NNVC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by NNVC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and that such information is accumulated and communicated to NNVC’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of NNVC’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's controls were ineffective as of  September 30, 2007 due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007. The Company continues to take steps toward remediation of these weaknesses. The Company intends to remediate this weakness by its active search for a permanent Chief Financial Officer and the institution of additional internal reporting provisions and controls.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August, 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.80 per share. These warrants, if not exercised, will expire in August, 2011.

On September 21, 2007, the Company entered into a Subscription Agreement with DKR Saturn Event Driven Holding Fund Ltd. (the "Investor") pursuant to which the Company agreed to sell 1,500,000 shares (the "Shares") of its common stock, par value $0.001 per share (the "Common Stock") and warrants (the "Warrants") to purchase 450,000 shares of Common Stock (the "Warrant Shares") at an exercise price of $1.00 per share for a purchase price of $750,000.  The Warrants may be exercised at any time and expire in three years.  In connection with the sale, the Company entered into a Registration Rights Agreement with the Investor pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission ("SEC") on or before December 20, 2007 covering the resale of the Shares, the Warrant Shares, and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event involving the Common Stock.  The Company also has agreed to use its best efforts to cause the Registration Statement to become effective as soon as practicable, and if the Registration Statement is not declared effective by the SEC by March 19, 2008, the Company has agreed to issue to the Investor warrants to purchase 75,000 shares of Common Stock at an exercise price of $0.15 for each 30 day period that the Company has not cured such default.

In September, 2007, the Company had received fully paid subscriptions in the aggregate amount of $1,625,000 through the offering of shares of the Company’s Common Stock (the “Offering”). The subscriptions are for shares of common stock at a purchase price of $.50 per share and warrants to purchase 0.30 shares of common stock at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years. In accordance with the Offering, on October 16, 2007, the Company sold 3,250,000 shares of common stock and warrants to purchase 975,000 shares of common stock at an exercise price of $1.00 per share. The warrants may be exercised at any time and expire in three years. It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008. The Company has raised an aggregate of $2,500,000 in the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On October 15, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Medical Research Institute of Infectious Diseases to create new treatments for Filovirus using the Company’s nanomedicine technology. Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs, etc.  While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of the Filovirus, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for Filovirus until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include the Filovirus among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for Filovirus, which may adversely impact our operations and cause the termination of our CRADA with the USAMRIID.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit index

Exhibit
31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Interim Chief Financial Officer  required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K.  During the fiscal quarter ended September 30, 2007, the Company filed the following Current Reports on Form 8-K:

On September 27, 2007 the Company filed a Current Report disclosing the Company’s sale of 1,500,000 shares of common stock and warrants to purchase 450,000 shares of common stock to DKR Saturn Event Driven Holding Fund Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director

/s/ Anil Diwan
Anil Diwan
President and Chairman of the Board of Directors