Form 10QSB
period 2007-12-31
NANOVIRICIDES, INC.
filed 2008-02-19
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

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
Yes ☐   No ☒

The number of shares outstanding of the Registrant's Common Stock as of February 18, 2008 was 119,151,539 shares.

NanoViricides, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets –December 31, 2007 (Unaudited) and June 30, 2007(Audited)		3

Statements of Operations (Unaudited) - For the Three and Six Months Ended December 31, 2007 and 2006, and for the Cumulative Period May 12, 2005 (Inception) through December 31, 2007.		4

Statements of Cash Flows (Unaudited) - For the Six Months Ended December 31, 2007 and 2006, and for the Cumulative Period May 12, 2005 (Inception) through December 31, 2007.		8

Notes to Financial Statements (Unaudited)		10

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operation	18

Item 3.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25
Certifications

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,928,572	$967,797
Prepaid expenses	277,108	251,722
Other current assets	171,050	5,000

Total current assets	2,376,730	1,224,519

Property and equipment, net	21, 779	18,487

OTHER ASSETS
Security deposit	100,000	100,000
Trademarks, net	7,089	7,215
Total Other Assets	107,089	107,215
TOTAL ASSETS	$2,505,598	$1,350,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable – trade	$25,085	$72,845
Accounts payable – related parties	111,709	262,038
Accrued expenses	28,675	65,000
Accrued payroll to officers and related payroll tax expense	220,125	450,000

TOTAL CURRENT LIABILITIES	385,594	849,883

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized, issued and outstanding:119,151,539 and 114,069,144 at December 31, 2007 and June 30, 2007 respectively	119,151	114,069
Additional paid-in capital	9,424,971	6,855,689
Stock subscription receivable	(20)	(20)
Deficit accumulated during the development stage	(7,424,098)	(6,469,400)
TOTAL SHAREHOLDERS’ EQUITY	2,120,004	500,338
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,505,598	$1,350,221

The accompanying notes are an integral part of these financial statements

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Cumulative
					Period
					From May 12, 2005
	Three Months Ended		Six Months Ended		(Inception) through
	December 31		December 31,		December 31, 2007
	2007	2006	2007	2006

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development	158,675	146,069	317,489	330,954	1,979,959
Refund credit research and development costs	(166,050)		(166,050)		(166,050)
General and administrative (of this amount $11,087, $36,953, $29,044, $78,837, and $936,848 was for stock and option based compensation to consultants and officers for each period presented)	412,566	560,571	836,398	1,048,680	4,918,693
Total operating expenses	405,191	706,640	987,837	1,379,634	6,732,602
Loss from operations	(405,191)	(706,640)	(987,837)	(1,379,634)	(6,732,602)

Other income (expense):
Interest income	25,225	17,506	33,139	40,690	95,513
Non cash interest on convertible debentures	-	-	-	(7,644)	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	-	(82,918)	(713,079)
Total other income (expense)	25,225	17,506	33,139	(49,872)	(691,496)

Net loss	$(379,966)	$(689,134)	$(954,698)	$(1,429,506)	$(7,424,098)

Net loss per share: basic and diluted	$(0.00)	(.01)	$(.01)	$(.01)

Weighted average shares outstanding: basic and diluted	119,072,972	112,417,502	116,645,104	111,821,245

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended December 31,		For the Cumulative Period From May 12, 2005 (Inception) through
	2007	2006	December 31, 2007
OPERATING ACTIVITIES:

Net loss	$(954,698)	(1,429,506)	$(7,424,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	45,300	-	567,336
Warrants granted to scientific advisory board	22,000	56,072	266,488
Options issued to officers as compensation	7,044	22,765	121,424
Depreciation and amortization	2,734	938	5,353
Amortization of deferred financing expenses	-	6,714	51,175
Non cash interest on convertible debentures	-	7,644	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	82,918	713,079
Changes in assets and liabilities:
Prepaid expenses	(25,386)	(59,982)	(277,108)
Deferred expenses	-	-	(2,175
Other current assets	(166,050)	-	(171,050)
Accounts payable- trade	(47,760)	11,817	25,085
Accounts payable –related parties	(150,329)	59,718	111,709
Accrued expenses	(36,325)	(36,130)	28,675
Accrued payroll to officers and related payroll tax expense	(229,875)	84,940	220,125
Other payroll taxes payable	-	(1,156)	-
Net cash used in operating activities	(1,533,345)	(1,193,248	(5,690,052)
INVESTING ACTIVITIES:
Security deposit	-	-	(100,000)
Purchases of property and equipment	(5,900)	(9,878)	(26,634)
Purchase of trademarks	-	(5,630)	(7,587)
Net cash used in investing activities	(5,900)	(15,508)	(134,221

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of fees	2,500,020	-	5,745,020
Proceeds from exercise of stock warrants attached to convertible debentures	-	50,000	920,000
Payment of legal fees related to private placement			(2,175)
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	2,500,020	50,000	7,752,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	960,775	(1,158,756)	1,928,572

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	967,797	2,507,102	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,928,572	$1,348,346	$1,928,572

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)

During the periods indicated below, the Company had the following non-cash activity:

	Six Months Ended December 31,		For the Cumulative
	2007	2006	Period From May 12, 2005 (Inception) through December 31, 2007

Common stock issued for services rendered	$45,300	$-	$567,336

Stock options issued to the officers as compensation	7,044	22,765	121,424

Stock warrants granted to scientific advisory board	22,000	56,072	266,488

Common stock issued for interest on debentures	-	7,644	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	1,000,000	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	82,918	713,079

Warrants issued in connection with private placement	-	-	1,262,632

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the six month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-KSB for the year ended June 30, 2007.

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

Index

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., to which we have the necessary licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza, Rabies, and Asian Bird Flu Virus. TheraCour has granted us the right to include Dengue Hemorrhagic Fever (DHF) Viruses, and the Dengue Fever Viruses, Ebola/Marburg Viruses, and certain other hemorrhagic viruses, as well as Epidemic Keratoconjuntivitis Causing Adenoviruses (EKC), among the viruses that NanoViricides will be developing drugs to treat.  However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with TheraCour will ever be reached or that, if reached, will be on terms favorable to the Company.

We focus our research and development programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nanomedicine anti-viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $7,424,098 at December 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2007 and 2006 and a cash balance of $1,928,572 at December 31, 2007, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $5,000,000 to fund its operations, capital costs, and additional staffing requirements during the next twelve months. Please see (“liquidity and Capital resources )

Based on the results of in-vivo and in-vitro studies which were completed in the first calendar quarter of 2007 and the Company’s April 9, 2007 Cooperative Research and Development Agreement, (CRADA), with the Walter Reed Army Institute of Research, and the company’s October 4, 2007 Cooperative Research and Development Agreement for Material Transfer (CRADAMT) with the United States Army Medical Research Institute of Infectious Diseases, we have commenced a program to seek substantial additional financing to meet our planned cash requirements through private placements of our common stock and/or incurring debt( See also Note 7). No assurances can be given that financing will be available or be sufficient to meet our capital needs. If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether. During September, 2007, the Company had received fully paid  subscriptions in the aggregate amount of $2,375,000  through the offering of shares of the Company's common stock. In October, 2007, the company received fully paid subscriptions in the aggregate amount of  $125,000. It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008.  The Company accepted these subscriptions on October 16, 2007.

Index

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

Reclassification – Certain reclassifications have been made in prior periods’  financial statements to conform to classification used in the current year. Such reclassification of prepaid expenses and other current assets has no effect on the balance of any one total account.

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

Accounting for Stock Based Compensation – The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, since inception, which requires compensation cost recognized includes compensation cost for all share-based payment granted based on the grant-date fair value .

Option-based officer’s compensation expense for the six months ended December 31, 2007 and 2006 were $7,044 and $22,765. The fair value of the Company’s option-based awards granted to executive officers on September 23, 2005, were estimated using the Black-Scholes option-pricing model with following assumption:

Expected life in years	5 years
Risk free interest rate	3.88 to 4.10%
Expected volatility	108.00 to 109.00%
Dividend yield	0%

Computation of expected volatility was based on the equity volatilities of four comparable companies. The computation of expected life is as stated in employment contracts. The risk free interest rates used in the valuations of the fair value are based on risk free bond rates of similar time periods as the expected life of the stock options. Because the Company has no historical forfeiture rates, the stock option expense is not adjusted by an estimate for forfeiture as required under FASB 123(R).

Accounting for Non-Employee Stock Based Compensation – The Company accounts for shares and options issued for non-employees in accordance with the provision of Emerging Issue Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with selling Goods or Services”. According to the provisions of ETIF 96-18, the Company determines the fair value of stock and options granted to non-employees on the measurement date which is either the date of a commitment for performance has been reached or when performance has been completed, depending upon the facts and circumstances. The fair value of the shares and options valued at commitment date is expensed immediately for past services or expensed over the service period for future services.

Index

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

Basis Earnings (Loss) per Share – Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive.

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

Segment Reporting - The Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

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

TheraCour has granted us the right to include Dengue Hemorrhagic Fever (DHF) Viruses, and the Dengue Fever Viruses, Ebola/Marburg Viruses, and certain other hemorrhagic viruses,as well as Epidemic Keratoconjuntivitis Causing Adenoviruses (EKC), among the viruses that NanoViricides will be developing drugs to treat. The Company and TheraCour are negotiating an amendment to the existing Licensing Agreement to include these additional virus types among the the virus types the Company is permitted to manufacture, use, and offer for sale. While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials, which may adversely impact our operations and cause the termination of our Cooperative Research and Development Agreement (CRADA) with  the United States Army Medical Research Institute of Infectious Diseases (USAMRIID), and The Walter Reed Army Institute of Research (WRAIR). TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Index

Development costs charged by TheraCour Pharma, Inc. for the six months ended December 31, 2007 and 2006 were $317,489 and $323,262 respectively, and $1,658,159 since inception.  As of December 31, 2007, pursuant to its license agreement the company has paid an advance of $182,941 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. The development costs are to be partially offset by a refundable Connecticut Research and Development tax credit of $166,050.

No royalties were payable to TheraCour from the Company’s inception through December 31, 2007.

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

TheraCour Pharma, Inc. owns 35,370,000 shares of the Company’s outstanding common stock as of December 31, 2007.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre-clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three and six months ended December 31, 2007 and 2006 were $ 0 in all respective periods and $321,220 since inception. The Company has paid KARD a $50,000 advance payment (refundable) towards future fees.

Note 6. Prepaid Expenses

Prepaid expenses are summarized as follows:

	December 31, 2007	June 30, 2007

TheraCour Pharma, Inc. *	$182,941	$186,722
Kard Scientific, Inc. *	50,000	50,000
Prepaid other **	15,000	15,000
Dr. Judith Ladinsky	29,167	-

	$277,108	$251,722

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

Index

In November 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.54 per share. These warrants, if not exercised, will expire in November 2011. The fair value of these warrants in the amount of $7,200 was recorded as consulting expense.

The options assumptions used to estimate these values are as follows:

	For the Three months Ended December 31, 2007	For the Six Months Ended December 31, 2007
Expected life in years	4	4
Risk free interest rate	4.31%	3.71%-4.31%
Expected Volatility	83%	74%-83%
Dividend yield	0%	0%
For the six months ended December 31, 2007, the Company's Board of Directors authorized the issuance of 82,395 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $45,300.

In September, 2007, the Company had received fully paid subscriptions in the aggregate amount of $2,375,000 through the offering of shares of the Company’s common stock (the “Offering”). The subscriptions are for shares of common stock at a purchase price of $.50 per share and warrants to purchase 0.30 shares of common stock at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years. In accordance with the Offering, on October 16, 2007, the Company issued 4,750,000 shares of common stock and warrants to purchase 1,425,000 shares of common stock at an exercise price of $1.00 per share. These warrants, if not exercised, will expire in fiscal year ending in 2011. The Company allocated a relative fair value of $435,000 to these warrants, by using the Black-Scholes option pricing model.  The Company had agreed to use its best efforts to file a Registration Statement with the Securities and Exchange Commission covering the resale of the Registrable  Securities issued or issuable pursuant to the Securities Purchase Agreement, and to use its best efforts to obtain effectiveness of  the Registration Statement on or prior to one hundred and eighty days from the date of closing, and to keep such registration statement continuously in effect. The company may be required to issue additional warrants to purchase the company’s common stock if  the Registration Statement is not declared effective by the expiration of the Effectiveness Period.  On January 3, 2008 the Company filed a Form SB-2 with the Securities and Exchange Commission.

In October, 2007, the Company had received fully paid subscriptions in the aggregate amount of $125,000 through the offering of shares of the Company’s Common Stock (the “Offering”). The subscriptions are for shares of common stock at a purchase price of $.50 per share and warrants to purchase 0.30 shares of common stock at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years. In accordance with the Offering, on October 16, 2007, the Company sold 250,000 shares of common stock and warrants to purchase 75,000 shares of common stock at an exercise price of $1.00 per share. The warrants may be exercised at any time and expire in three years.

Index

Note 8. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the six months ended December 31, 2007 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,537,500
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at December 31, 2007	1,875,000	$0.10	7.75	$543,750
Exercisable at December 31, 2007	1,416,666	0.10	7.75	$410,833

Stock Warrants

The following table presents the combined activity of stock warrants issued for the six months ended December 31, 2007 as follows:

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)

Outstanding at June 30, 2007	2,695,000	$1.95	1.94
Granted	1,580,000	.98	2.88
Exercised	-	-	-
Expired	-	-	-
Canceled	-	-	-

Outstanding at December 31, 2007	4,275,000	$1.59	2.29
Exercisable at December 31, 2007	4,275,000	$1.59	2.29

Of the above warrants, 2,375,000 expire in fiscal year ending June 30, 2009; 160,000 expire in fiscal year ending June 30, 2010; and 1,660,000 expire in fiscal year ending June 30, 2011 and 80,000 expire in fiscal year ended June 30, 2012.

Index

Note 9. Income Taxes

Deferred taxes arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carry forwards will begin to expire in the year 2017 if not utilized. Utilization of the Company’s net operating loss carry forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of December 31, 2007 the Company accumulated a loss of $7,424,098 resulting in a deferred tax benefit of approximately $3,142,700 which has been offset by a 100% valuation allowance.

During the six months ended December 31, 2007, the valuation allowance increased by $613,300 over the June 30, 2007 balance.

The Company's deferred tax assets are summarized as follows:

	December 31, 2007	June 30, 2007
Net operating loss carryforwards	$2,281,000	1,611,400
Research and development credit	396,500	391,700
Other	465,200	526,300
Gross deferred tax assets	3,142,700	2,529,400
Valuation allowances	(3,142,700)	(2,529,400)
Deferred tax assets	$-	$-

During the three months ended on December 31, 2007, the Company recognized a refundable Research and Development tax credit  of $166,050. This credit is included under “Other Current Assets” on the Company’s December 31, 2007 Balance Sheet.

Note 10. Commitments and Contingencies

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 5).  If it loses the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

On March 12, 2007 the Company signed an agreement with an investment advisor to assist it in its capital raising efforts. We paid a retainer fee at signing of $15,000. In the event a financing is consummated with investors introduced by the investment advisor, the advisor would receive a fee equal to 7% of gross capital raised, warrants to purchase 10% of the securities issued in the financing and reimbursement of fees up to $10,000.

While no legal actions are currently pending, the Company may be party to certain claims brought against it arising in the ordinary course of business. It is not possible to state the ultimate liability, if any, in these matters. In management’s opinion, the ultimate resolution of such claims will not have a material adverse effect on the financial position of the Company.

On April 9, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute of Research (WRAIR) to create new treatments for Dengue Fever using the Company’s nanomedicine technology. The Company is currently negotiating a modification to this agreement as requested by WRAIR.

On October 15, 2007, the Company signed a Cooperative Research and Development Agreement for Material Transfer (CRADAMT) with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) to create new treatments for Filovirus using the Company’s nanomedicine technology. Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs, etc.

Index

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of the Filovirus, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for Filovirus until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include the Filovirus among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for Filovirus and the EKC virus, which may adversely impact our operations and cause the termination of our CRADA with  the USAMRIID, and WRAIR

Note 11. Subsequent Events

On January 3, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services. The agreement provides for the payment of a monthly consulting fee of $4,500 of which $1,500 is to be paid in Company common stock. The number of shares so calculated shall be based on the average monthly  fair market value of the stock for each month the agreement is in effect. The agreement grants the consultant an option to purchase 30,000 restricted shares of the Company’s $.001 par value common stock at $.05 upon the achievement of certain milestones by the consultant. The agreement is terminable on 30 days notice by either party.

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

On June 1, 2005, the Company acquired NanoViricides, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc. (an approximately 30% shareholder of the Company) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases.  Upon consummation of the Exchange, the Company adopted the business plan of NVI.

Index

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

Index

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), human influenza, avian influenza, Influenza and Asian Bird Flu Virus.

TheraCour has granted us the right to include Dengue Hemorrhagic Fever (DHF) Viruses, and the Dengue Fever Viruses, Ebola/Marburg Viruses, and certain other hemorrhagic viruses,as well as Epidemic Keratoconjuntivitis Causing Adenoviruses (EKC), among the viruses that NanoViricides will be developing drugs to treat. The Company and TheraCour are negotiating an amendment to the existing Licensing Agreement to include these additional virus types among the the virus types the Company is permitted to manufacture, use, and offer for sale. However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with TheraCour will ever be reached or that, if reached, will be on terms favorable to the Company.

To date, we have engaged in organizational activities; sourcing compounds and materials; and experimentation with studies on cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock.  We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, nor are we certain that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

Results of the in vitro H5N1 work in Vietnam were reported in a press release on May 7, 2007. The information was as follows: The BSL3 studies against Clade 2 H5N1, a Dec. 2006 isolate in Vietnam, showed that the nanoviricide developed against Highly Pathogenic Influenzas, FluCide-HP ™, was highly effective in suppressing cytopathic effects (CPE), whereas the broad-spectrum nanoviricide against all influenzas, FluCide™, was slightly less effective than AviFluCide-HP. These findings were expected. Both of these candidates were significantly more effective than oseltamivir (Tamiflu®) in this blind study performed by the National Institute of Hygiene and Epidemiology (NIHE) scientists in Vietnam. In addition, the antibody-fragment-based H5N1 specific (Clade 1, Vietnam, 2004-2005 strains) AviFluCide™ drug candidate was demonstrated conclusively by Vietnam scientists to significantly suppress CPE against this rgH5N1 strain (Clade 1), confirming previous results. The Highly Pathogenic H5N1 subtype of influenza continues to rapidly evolve and is now found in two distinct subgroups, Clade 1 and Clade 2. According to CDC scientists, the Vietnam 2004/2005 strains belong to Clade 1, whereas the Indonesia 2006 (2007), Egypt 2006, and Vietnam 2006 (2007) strains are different and form the Clade 2 subgroup. The various Clade 2 strains are antigenically distinct from each other, but closer to each other than to Clade 1 strains. Highly Pathogenic Influenza strains of all clades possess the polybasic cleavage site. Thus FluCide-HP, designed against this site, is expected to be effective against all Highly Pathogenic influenza strains. It is reasonable to believe that it makes no difference to which type, subtype, or clade, they belong.

Index

Results of the Rabies animal studies in Vietnam have also been reported in press releases and in scientific conferences. We have found 20% to 30% survival of lethally infected mice upon treatment with three different nanoviricides. In contrast, the standard of care, anti-rabies antibodies, produced 0% (zero) survival rates. Repeated studies confirmed the results. Currently there is no treatment for Rabies after infection takes hold.

We have conducted animal studies for the efficacy of certain nanoviricides against common influenza and reported the results at scientific conferences and also in press releases. In these studies, we used oseltamivir as the positive control. We found the nanoviricides to be as much as eight to ten times more effective than Oseltamivir in a super-lethally infected mice model with extension of the life of the animal as the end point. In contrast, We have demonstrated that the nanoviricide remained effective against an Oseltamavir resistant strain of the H5N1 bird flu virus.

On March 12, 2007 the Company signed an agreement and retained a financial advisor to assist us in our capital raising efforts. We paid a retainer fee at signing of $15,000.

On April 09, 2007, the Company signed a Cooperative Research and Development Agreement with the Walter Reed Army Institute of Research. The joint R&D effort will focus on creating new treatments for dengue fever using NanoViricides' virus-killing nanomedicine technology. The Company is currently negotiating a modification to this agreement as requested by WRAIR.  The Company expects to commence work on this agreement during the second calendar quarter of 2008 and has included this project in the following section in “Requirement for Additional Capital”. We are currently seeking to establish an appropriate supply of certain special animal models needed for these studies.

On October 15, 2007 the Corporation signed a Cooperative Research and Development Agreement with the United States Army Medical Research Institute of Infectious Disease. The joint R&D effort will focus on testing the Nanoviricides virus killing nanomedicine against the Filovirus.

Management believes that it has achieved significant milestones in the development of rabies and anti-influenza drugs for human influenza (H1N1) and bird flu (H5N1).  Management’s beliefs are based on the results of pre-clinical cell culture studies and/or in vivo animal studies using mice. However, there can be no assurance that any of these nanoviricides, or and of the Company's other products can be developed into a drug for commercial sale and if developed, that such a drug may be marketed successfully.

Liquidity and Capital Resources

Requirement for Additional Capital

Based on our current operating expenses, we currently have sufficient cash reserves to meet all of our anticipated obligations through June 30, 2008. As of December 31, 2007 we have a cash balance of $1,928,572, which can support operations through June 30, 2008. However, we expect we will require in excess of $5,000,000 to execute the first part of our business plan which covers twelve months of operations. Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1
Research and Development costs of $1,500,000:  Includes planned costs of $1,200,000 for multiple drug variations and in-vivo and in-vitro studies for FluCide™, AviFluCide™, FluCide HP™, and Rabies planned for year ended June 30, 2008.  The Company has allocated the planned costs of  $1,200,000 approximately as follows: FluCide™ $400,000, AviFluCide™ $300,000, FluCide HP™  $400,000 , and Rabies $100,000. Depending on the results of these clinical trials, we expect to commence with early stage development of a drug candidate for HIV for which we have budgeted $300,000.

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

Index

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

Index

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of the Filovirus, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for Filovirus until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include the Filovirus among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for Filovirus, and the EKC virus, which may adversely impact our operations and cause the termination of our CRADA with WRAIR and  USAMRIID,

Subsequent Events

On January 3, 2008 the Company signed an agreement with a consultant to provide public relations and strategic communications advice and services. The agreement provides for the payment of a monthly consulting fee of $4,500.00 of which $1,500.00 is to be paid in Company common stock. The number of shares so calculated shall be based on the average monthly  fair market value of the stock for each month the agreement is in effect. The agreement grants the consultant an option to purchase 30,000 restricted shares of the Company’s $.001 par value common stock at $.05 upon the achievement of certain milestones by the consultant. The agreement is terminable on 30 days notice by either party.

Index

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

NNVC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by NNVC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and that such information is accumulated and communicated to NNVC’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of NNVC’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's controls were ineffective as of  December 31, 2007 due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007. The Company continues to take steps toward remediation of these weaknesses. The Company intends to remediate this weakness by its active search for a permanent Chief Financial Officer and the institution of additional internal reporting provisions and controls.

Although the management of our Company, including the Chief Executive Officer and the Chief Financial Officer, believes that our disclosure controls and internal controls currently provide reasonable assurance that our desired control objectives have been met, management does not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

In October, 2007, the Company had received fully paid subscriptions in the aggregate amount of $125,000 through the offering of shares of the Company’s Common Stock (the “Offering”). The subscriptions are for shares of common stock at a purchase price of $.50 per share and warrants to purchase 0.30 shares of common stock at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years. In accordance with the Offering, on October 16, 2007, the Company sold 250,000 shares of common stock and warrants to purchase 75,000 shares of common stock at an exercise price of $1.00 per share. The warrants may be exercised at any time and expire in three years.

The Company has raised an aggregate of $2,500,000 in the Offering. It is anticipated that these funds should enable the Company to support operations through the end of its fiscal year ending June 30, 2008.

In November, 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.54 per share. These warrants, if not exercised, will expire in November, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Index

ITEM 5.  OTHER INFORMATION

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of  a number of deseases that the nanoviricide technology is capable of attacking, TheraCour has granted us the right to include Dengue Hemorrhagic Fever (DHF) Viruses, and the Dengue Fever Viruses, Ebola/Marburg Viruses, and certain other hemorrhagic viruses,as well as Epidemic Keratoconjuntivitis Causing Adenoviruses (EKC), among the viruses that NanoViricides will be developing drugs to treat. The Company and TheraCour are negotiating an amendment to the existing Licensing Agreement to include these additional virus types among the the virus types the Company is permitted to manufacture, use, and offer for sale. While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials, which may adversely impact our operations and cause the termination of our CRADA with  the USAMRIID, and WRAIR

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

(b)         Reports on Form 8-K.  During the fiscal quarter ended December 31, 2007, the Company filed the following Current Reports on Form 8-K:

  None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2008

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors