Form 10-Q
period 2008-03-31
NANOVIRICIDES, INC.
filed 2008-05-20
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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
Yes ☒       No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 18, 2008 was 119,240,835 shares.

NanoViricides, INC.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets –March 31, 2008 (Unaudited) and June 30, 2007(Audited)	3

Statements of Operations (Unaudited) - For the Nine Months Ended March 31, 2008 and 2007, and for the Cumulative Period May 12, 2005 (Inception) through March 31, 2008.	4

Statements of Cash Flows (Unaudited) - For the Three and Nine Months Ended March 31, 2008 and 2007, and for the Cumulative Period May 12, 2005 (Inception) through March 31, 2008.	5

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures.	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Changes in Securities	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

Certifications	23

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2008	June 30, 2007

	Unaudited

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,210,836	$967,797
Prepaid expenses	338,572	251,722
Other current assets	179,050	5,000

Total current assets	1,728,458	1,224,519

Property and equipment, net	65,803	18,487

OTHER ASSETS
Security deposit	88,333	100,000
Trademarks, net	6,962	7,215
Total Other Assets	95,295	107,215

TOTAL ASSETS	$1,889,556	$1,350,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$119,602	$72,845
Accounts payable – related parties	114,773	262,038
Accrued expenses	41,237	65,000
Accrued payroll to officers and related payroll tax expense	237,605	450,000

TOTAL CURRENT LIABILITIES	513,217	849,883

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized, issued and outstanding: 119,240,981 and 114,069,144 at March 31, 2008 and June 30, 2007 respectively	119,241	114,069
Additional paid-in capital	9,472,103	6,855,689
Stock subscription receivable	(20)	(20)
Deficit accumulated during the development stage	(8,214,985)	(6,469,400)
TOTAL SHAREHOLDERS’ EQUITY	1,376,339	500,338
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,889,556	$1,350,221

The accompanying notes are an integral part of these financial statements

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the Cumulative Period From May 12, 2005 (Inception) through March 31, 2008

	2008	2007	2008	2007

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Research and development	232,784	244,761	550,273	575,715	2,212,743
Refund credit research and development costs	-	-	(166,050)	-	(166,050)
General and administrative (of this amount $47,222, $200,985, $121,566, $279,822 and $1,002,470 was for stock and option based compensation to consultants and officers for each period presented)	572,534	683,605	1,408,932	1,732,285	5,491,227
Total operating expenses	805,318	928,366)	1,793,155	2,308,000	7,537,920
Loss from operations	(805,318)	(928,366)	(1,793,155)	(2,308,000)	(7,537,920)

Other income (expense):
Interest income	14,431	10,247	47,570	50,937	109,944
Non cash interest on convertible debentures	-	-	-	(7,644)	(73,930)
Non cash interest expense on beneficial conversion feature
of convertible debentures	-	-	-	(82,918)	(713,079)
Total other income (expense)	14,431	10,247	47,570	(39,625)	(677,065)

Net loss	$(790,887)	$(918,119)	$(1,745,585)	$(2,347,625)	$(8,214,985)

Net loss per share: basic and diluted	$(.01)	$(.01)	$(.02)	$(.02)

Weighted average shares outstanding: basic and diluted	119,196,586	112,626,302	117,489,413	112,085,679

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,		For the Cumulative Period From May 12, 2005 (Inception) through March 31, 2008
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(1,745,585)	(2,347,625)	$(8,214,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	84,022	164,160	606,058
Warrants granted to scientific advisory board	30,500	88,740	274,988
Options issued to officers as compensation	7,044	26,922	121,424
Depreciation and amortization	4,783	1,615	7,402
Amortization of deferred financing expenses	-	6,714	51,175
Non cash interest on convertible debentures	-	7,644	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	82,918	713,079
Changes in assets and liabilities:
Prepaid expenses	(86,850)	(150,957)	(323,572)
Deferred expenses	-	-	(2,175)
Other current assets	(174,050)	(100,000)	(194,050)
Accounts payable- trade	46,757	12,624	119,602
Accounts payable –related parties	(147,265)	81,682	114,773
Accrued expenses	(23,763)	(62,431)	41,237
Accrued payroll to officers and related payroll tax expense	(212,395)	163,718	237,605
Other payroll taxes payable	-	3,711	-
Net cash used in operating activities	(2,216,802)	(2,020,565)	(6,373,509)

INVESTING ACTIVITIES:
Security deposit	11,667	-	(88,333)
Purchases of property and equipment	(51,846)	(18,586)	(72,580)
Purchase of trademarks	-	(5,630)	(7,587)
Net cash used in investing activities	(40,179)	(24,216)	(168,500)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of fees	2,500,020	-	5,742,845
Proceeds from exercise of stock warrants attached to convertible debentures	-	50,000	920,000
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	2,500,020	50,000	7,752,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	243,039	(1,994,781)	1,210,836

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	967,797	2,507,102	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,210,836	$512,321	$1,210,836

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)

During the periods indicated below, the Company had the following non-cash activity:

	Nine Months Ended March 31,		For the Cumulative Period From May 12, 2005 (Inception) through March 31, 2008
	2008	2007

Common stock issued for services rendered	$84,022	$164,160	$606,058

Stock options issued to the officers as compensation	7,044	26,922	121,424

Stock warrants granted to scientific advisory board	30,500	88,740	274,988

Common stock issued for interest on debentures	-	7,644	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	1,000,000	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Warrants issued in connection with private placement	-	-	1,262,632

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

Note 1. Basis of  Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the three and nine month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-KSB for the year ended June 30, 2007.

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

Index

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $8,214,985 at March 31, 2008. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2007 and a cash balance of $1,210,836 at March 31, 2008, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $5,000,000 to fund its operations, capital costs, and additional staffing requirements during the next twelve months. Please see “liquidity and Capital resources

Based on the results of in-vivo and in-vitro studies which were completed in the first calendar quarter of 2007 and the Company’s April 9, 2007 Cooperative Research and Development Agreement, (CRADA), with the Walter Reed Army Institute of Research,  the Company’s October 4, 2007 Cooperative Research and Development Agreement for Material Transfer (CRADAMT) with the United States Army Medical Research Institute of Infectious Diseases, the Company’s CRADA  with the Armed Forces Institute of Pathology and other agreements ( see “management’s Plan of Operation”) we have commenced a program to seek substantial additional financing to meet our planned cash requirements through private placements of our common stock and/or incurring debt ( See also Note 7). No assurances can be given that financing will be available or be sufficient to meet our capital needs. If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether. During the fourth calendar quarter of 2007, the Company had received fully paid subscriptions in the aggregate amount of $2,500,000 through the offering of shares of the Company's common stock. It is anticipated that these funds should enable the Company to support operations through the end of August, 2008.

Note 4. Summary of Significant Accounting Policies

Accounting Basis - The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of earnings, and stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Index

Cash and Cash Equivalents - The Company considers highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

Option-based officer’s compensation expense for the nine months ended March 31, 2008 and 2007 were $7,044 and $26,922. The fair value of the Company’s option-based awards granted to executive officers on September 23, 2005, were estimated using the Black-Scholes option-pricing model with following assumption:

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

Segment Reporting - As of March 31, 2008 the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

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

Index

TheraCour may terminate the license it has granted to the Company upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the three months ended March 31, 2008 and 2007 were $232,784 and $129,959 and for the nine months ended March 31, 2008 and 2007 were $550,273 and $460,914 respectively, and $1,890,943 since inception.  As of March 31, 2008, pursuant to its license agreement the company has paid a security advance of $182,941 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. The development costs are to be partially offset by a refundable Connecticut Research and Development tax credit of $166,050.

No royalties are due TheraCour from the Company’s inception through March 31, 2008.

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

TheraCour Pharma, Inc. owns 35,370,000 shares of the Company’s outstanding common stock as of March 31, 2008.

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

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three and nine months ended March 31, 2008 and 2007 were $ 0 in all respective periods and $321,220 since inception. The Company has paid KARD a $50,000 advance payment (refundable) towards future fees.

Index

Note 6. Prepaid Expenses

Prepaid expenses are summarized as follows:

	March 31, 2008	June 30, 2007

TheraCour Pharma, Inc. *	$182,941	$186,722
Kard Scientific, Inc. *	50,000	50,000
Prepaid other	105,631	15,000

	$338,572	$251,722

  (* See Note 5. Significant Alliances and Related Parties)

Note 7. Equity Transactions

In August, 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.80 per share. These warrants, if not exercised, will expire in August, 2011.  The fair value of these warrants in the amount of $14,8000 was recorded as a consulting expense.

In November, 2007 the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.54 per share. These warrants, if not exercised, will expire in November, 2011. The fair value of these warrants in the amount of $7,200 was recorded as a consulting expense

In February, 2008 the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $.52 per share. These warrants, if not exercised, will expire in February 2012. The fair value of these warrants in the amount of $8,500 was recorded as a consulting expense.

The option assumptions used to calculate these values are as follows:

	For the Three Months Ended March 31, 2008	For the Nine Months Ended March 31, 2008
Expected life in years	4 years	4 years
Risk free interest rate	2.46%	2.46%-4.31%
Expected volatility	104%	74%-104%
Dividend yield	0%	0%

For the nine months ended March 31, 2008, the Company's Board of Directors authorized the issuance of 171,691 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $84,022.

In September, 2007, the Company had received fully paid subscriptions in the aggregate amount of $2,375,000 through the offering of shares of the Company’s common stock (the “Offering”). The subscriptions are for shares of common stock at a purchase price of $.50 per share and warrants to purchase 0.30 shares of common stock at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years. In accordance with the Offering, on October 16, 2007, the Company issued 4,750,000 shares of common stock and warrants to purchase 1,425,000 shares of common stock at an exercise price of $1.00 per share. These warrants, if not exercised, will expire in fiscal year ending in 2011. The Company allocated a relative fair value of $435,000 to these warrants, by using the Black-Scholes option pricing model.  The Company had agreed to use its best efforts to file a Registration Statement with the Securities and Exchange Commission covering the resale of the Registrable  Securities issued or issuable pursuant to the Securities Purchase Agreement, and to use its best efforts to obtain effectiveness of  the Registration Statement on or prior to one hundred and eighty days from the date of closing, and to keep such registration statement continuously in effect. The company may be required to issue additional warrants to purchase the company’s common stock if  the Registration Statement is not declared effective by the expiration of the Effectiveness Period. On January 3, 2008 the Company filed a Form SB-2 with the Securities and Exchange Commission. This filing became effective as of April 11, 2008

Index

Note 8. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the nine months ended March 31, 2008 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30,2007	1,875,000	$0.10	8.25	$1,537,500
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at March 31, 2008	1,875,000	$0.10	7.48	$825,000
Exercisable at March 31, 2008	1,875,000	$0.10	7.48	$825,000

Stock Warrants

The following table presents the combined activity of stock warrants issued for the nine months ended March 31, 2008 as follows:

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)

Outstanding at June 30, 2007	2,695,000	$1.95	1.94
Granted	1,630,000	2.59	.97
Exercised	-	-	-
Expired	-	-	-
Canceled	-	-	-

Outstanding at March 31, 2008	4,325,000	$1.58	1.71
Exercisable at March 31, 2008	4,325,000	$1.58	1.71

Of the above warrants, 2,375,000 expire in fiscal year ending June 30, 2009; 160,000 expire in fiscal year ending June 30, 2010; 1,660,000 expire in fiscal year ending June 30, 2011; and 130,000 expire in fiscal year ended June 30, 2012.

Index

Note 9. Income Taxes

Deferred taxes arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carry forwards will begin to expire in the year 2017 if not utilized. Utilization of the Company’s net operating loss carry forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of March 31, 2008 the Company accumulated a tax loss of $6,398,414 resulting in a deferred tax benefit of approximately $3,506,600 which has been offset by a 100% valuation allowance.

During the nine months ended March 31, 2008, the valuation allowance increased by $977,200 over the June 30, 2007 balance.

The Company's deferred tax assets are summarized as follows:

	March 31, 2008	June 30, 2007
Net operating loss carryforwards	$2,537,200	1,611,400
Research and development credit	462,300	391,700
Other	507,100	526,300
Gross deferred tax assets	3,506,600	2,529,400
Valuation allowances	(3,506,600)	(2,529,400)
Deferred tax assets	$-	$-

During the three months ended on March 31, 2008, the Company recognized a refundable Research and Development tax credit of $166,050. This credit is included under “Other Current Assets” on the Company’s Balance Sheet.

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

On April 4, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute of Research (WRAIR) to create new treatments for Dengue Fever using the Company’s nanomedicine technology. The Company is currently negotiating a modification to this agreement as requested by WRAIR.

On October 4, 2007, the Company signed a Cooperative Research and Development Agreement for Material Transfer (CRADAMT) with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) to create new treatments for Filovirus using the Company’s nanomedicine technology. Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs, etc.

Index

On February 4, 2008, the Company signed a Cooperative Research Agreement with the United Stated Army Institute of Pathology (USAFIP) to test the efficacy of the Company’s nanomedicine technology in preliminary animal studies against H5N1 and HIV viruses. The company will fund such studies in the amount of $122,844.

On February 4, 2008, the Company signed a Technical Testing Agreement with a major medical research institute. The agreement provides for certain animal studies to test the efficacy of the Company’s nanomedicine technology against Epidemic-Kerato Conjunctivitis (“EKC”) and other viral diseases of the cornea and conjunctiva. The Company will fund the costs of these studies. These studies commenced in May, 2008.

While the licensing agreement between the Company and TheraCour does not provide for the use of the nanomaterials we license from TheraCour for the treatment of the Filovirus, TheraCour has permitted the Company to use the nanomaterials to develop a treatment for Filovirus until such time as the Company and TheraCour can negotiate an amendment to the Licensing Agreement to include the Filovirus among the virus types we are permitted to manufacture, use and offer for sale.  While the Company is currently negotiating such an amendment with TheraCour, there can be no assurance that an agreement will be reached, in which case TheraCour may revoke our permissive use of its materials for Filovirus and the EKC virus, which may adversely impact our operations and cause the termination of our CRADA with the USAMRIID, WRAIR, USAFIP and the Technical Testing Agreement with the Medical Research Institute.

Note 11. Subsequent Events

On March 27, 2008, the Company announced that it will begin its very first animal studies against HIV in a mouse model. On April 7, 2008, the Company reported that these studies have started. The company has budgeted $250,000 for these studies. On May 5, 2008, the Company reported that its nanoviricide drug candidates against HIV were found to have significant therapeutic efficacy in animal studies using a mouse model

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance, or achievements expressed or implied by such forward-looking statements.

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

Index

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May, 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Human Influenza, Avian Influenza (Asian Bird Flu Virus including H5N1).

TheraCour has granted us the right to include Dengue Hemorrhagic Fever (DHF) Viruses, and the Dengue Fever Viruses, Ebola/Marburg Viruses, and certain other hemorrhagic viruses, as well as Epidemic Keratoconjuntivitis causing Adenoviruses (EKC), among the viruses that NanoViricides will be developing drugs to treat. The Company and TheraCour are negotiating an amendment to the existing Licensing Agreement to include these additional virus types among the virus types the Company is permitted to manufacture, use, and offer for sale. However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with TheraCour will ever be reached or that, if reached, will be on terms favorable to the Company.

To date, we have engaged in organizational activities; sourcing compounds and materials; and experimentation with studies on cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock.  We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs or commence selling our products when planned, nor are we certain that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Index

In December, 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain NanoViricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza).  NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed.  The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and AviFluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). The second phase of the project, animal  and/or additional cell culture testing of the Influenza H1N1 and H5N1 candidates, as well as that of RabiCide-I™, the company’s rabies drug, were completed during the first calendar quarter of 2007. Whereas the rabies and H1N1 experimental data have not been completely analyzed.

Results of the in vitro H5N1 work in Vietnam were reported in a press release on May 7, 2007. The information was as follows: The BSL3 studies against Clade 2 H5N1, a Dec. 2006 isolate in Vietnam, showed that the nanoviricide developed against Highly Pathogenic Influenzas, FluCide-HP ™, was highly effective in suppressing cytopathic effects (CPE), whereas the broad-spectrum nanoviricide against all influenzas, FluCide™, was slightly less effective than AviFluCide-HP. Both of these candidates were significantly more effective than oseltamivir (Tamiflu®) in this blind study performed by the National Institute of Hygiene and Epidemiology (NIHE) scientists in Vietnam. In addition, the antibody-fragment-based H5N1 specific (Clade 1, Vietnam, 2004-2005 strains) AviFluCide™ drug candidate was demonstrated conclusively by Vietnam scientists to significantly suppress CPE against the rgH5N1 strain (Clade 1), confirming previous results. The Highly Pathogenic H5N1 subtype of influenza continues to rapidly evolve and is now found in two distinct subgroups, Clade 1 and Clade 2. According to CDC scientists, the Vietnam 2004/2005 strains belong to Clade 1, whereas the Indonesia 2006 (2007), Egypt 2006, and Vietnam 2006 (2007) strains are different and form the Clade 2 subgroup. The various Clade 2 strains are antigenically distinct from each other, but closer to each other than to Clade 1 strains. Highly Pathogenic Influenza strains of all clades possess the polybasic cleavage site. Thus FluCide-HP, designed against this site, is expected to be effective against all Highly Pathogenic influenza strains. It is felt that it makes no difference to which type, subtype, or clade, they belong.

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

On April 9, 2007, the Company signed a Cooperative Research and Development Agreement with the Walter Reed Army Institute of Research (WRAIR). The joint R&D effort will focus on creating new treatments for dengue fever using NanoViricides' virus-killing nanomedicine technology. The company is currently developing the necessary protocols of study in cooperation with the WRAIR scientists. We expect to begin the laboratory studies as soon as the prerequisites are completed. The Company included this project in the following section in “Requirement for Additional Capital”.

On October 4, 2007 the Corporation signed a Cooperative Research and Development Agreement with the United States Army Medical Research Institute of Infectious Disease (USAMRIID). The joint R&D effort will focus on testing the Nanoviricides virus killing nanomedicine against the Filoviruses (Ebola and Marburg viruses). On October 15, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) to create new treatments for Filovirus using the Company’s nanomedicine technology. Each party is individually responsible for funding its own respective researchers throughout this agreement, including laboratory facilities, salaries, overhead and indirect costs, etc.

Index

On February 19, 2008, the Company issued a press release regarding the results of the cell culture studies against Ebola Virus conducted by the USAMRIID scientists. The nanoviricides tested showed very high efficacy as measured by significant reduction in production of virus in the Ebola infected cells. Following upon this success, USAMRIID scientist have undertaken preliminary animal studies.

The Company said that the same nanoviricide that was highly effective against highly pathogenic Avian Influenza (HPAI, H5N1, Bird Flu), and Rabies was also highly effective against Ebola Virus in cell culture studies. The Company believes that it has developed a broad-spectrum nanoviricide that may have efficacy against a broad range of distinctly different viruses. To date, the Company is not aware of any other effective, non-toxic, broad-spectrum anti-viral agents.

The Ebola virus produces significant quantities of a decoy called soluble glycoprotein in infected animals. The Company anticipates that significant optimization efforts may be needed to overcome these technical challenges in animal studies.

The Company intends to pursue such defense and biosecurity related projects to the extent that government funding becomes available to the Company.

On March 27, 2008, the Company announced that it will begin its very first animal studies against HIV in a mouse model. On April 7, 2008, the Company reported that these studies have started.

Management believes that it has achieved significant milestones in the development of several antiviral nanoviricide drug candidates within a very short timeframe. We now have effective drug candidates validated in animal studies against Human Influenza, Rabies, and HIV (post dated event). In addition we have effective drug candidates validated in cell culture studies against Avian Flu (H5N1) and Ebola. Further, we have additional contracts with several renowned agencies to test our drug candidates against additional disease targets including Dengue Virus, H5N1 (Avian Flu), and EKC.

Management believes that it now has validated at least two broad-spectrum antiviral drug conditions in several disease models. Management believe that in addition to developing broad-spectrum antivirals, the Company has also established and validated its platform technologies for development of highly effective, specific, antiviral agents against particular viral diseases.

Liquidity and Capital Resources

Requirement for Additional Capital

Based on our current operating expenses, we currently have sufficient cash reserves to meet all of our anticipated obligations through August 31, 2008. As of March 31, 2008 we have a cash balance of $1,210,836, which can support operations through August 31, 2008. However, we expect we will require in excess of $5,000,000 to execute the first part of our business plan which covers twelve months of operations. Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

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

Index

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

Index

Subsequent Events

On May 5, 2008, the Company reported that its nanoviricide drug candidates against HIV were found to have significant therapeutic efficacy in animal studies using a mouse model. The Company believes that it now has validated drug candidates against HIV. The Company is not aware of any other anti-HIV efforts in which the very first screening studies led to successful drug candidates.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

NNVC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by NNVC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and that such information is accumulated and communicated to NNVC’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of NNVC’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's controls were not effective as of March 31, 2008 due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007. The Company continues to take steps toward remediation of these weaknesses. The Company intends to remediate this weakness by its active search for a permanent Chief Financial Officer and the institution of additional internal reporting provisions and controls.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February, 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $.52 per share. These warrants, if not exercised, will expire in February, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

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

Dated: May 19, 2008

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and
Interim Chief Financial Officer and Director

/s/ Anil Diwan
Anil Diwan
President and Chairman of the Board of Directors