Form 10-K
period 2008-06-30
NANOVIRICIDES, INC.
filed 2008-10-29
CIK 1379006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

203-937-6137

(Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE	NONE
(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, or “smaller reporting company in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes    ☐      No    ☒

As of October 8, 2008, there were 122,651,981 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on June 30, 2008 by non-affiliates of the registrant was $90,942,934 based on the closing price of $1.38 per share as reported on the OTC Bulletin Board on June 30, 2008, the last business day of the registrant's most recently completed fiscal year (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc., (“TheraCour,” an approximately 31% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, Edot-com.com, Inc., Inc. changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC”, respectively.  The Company submitted a Form-10SB to the SEC to become a reporting company on November 14, 2006. The Company’s filing status became effective in March, 2007.  On June 28, 2007, the company became quotedable on The OTC Bulletin Board under the symbol NNVC.OB. The Company is considered a development stage company at this time.

NanoViricides, Inc. (the “Company”), is an early developmental stage nano-biopharmaceutical company engaged in the discovery, development and commercialization of anti-viral therapeutics. The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., one of the Company’s principal shareholders, to which we have the licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Rabies, Influenza and Asian Bird Flu Virus. We focus our laboratory research and pre-clinical programs on specific anti-viral solutions. Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment against Dengue Fever viruses, Ebola/Marburg viruses, and viruses causing certain eye diseases. The Company anticipates negotiating with TheraCour an amendment to the Licensing Agreement to include those of these additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $9,207,737 at June 30, 2008. For the year ended June 30, 2008 the Company had a net loss of $2,738,337. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The accompanying financial statements on pages F-1 through F-24 of this Form 10-K have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not reflect any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern.

Glossary of Terms:

Nano- When used as a prefix for something other than a unit of measure, as in "nanoscience," nano means relating to nanotechnology, or on a scale of nanometers (one billionth of a meter or greater)

Viricide- is an agent which reliably deactivates or destroys a virus.

Nanoviricide (TM) – is an agent which is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company's patent-pending and proprietary technologies.

Ligand- is a short peptide or chemical molecule fragment that has been designed to specifically recognize one particular type of virus.

Micelle- One of the structural units said to make up organized bodies.

Nanomicelle- micelles on the scale of nanometers.

Pendant polymeric micelles- A polymeric micelle forms from a polymer whose chemical constitution is such that even a single chain of the polymer forms a micelle. A pendant polymer is a polymer that has certain units in its backbone that extend short chains branched away from the backbone. Pendant Polymeric Micelles therefore are polymeric micelle materials that are a class of pendant polymers, and naturally form exceptionally well-defined, self-assembling, globular micelles with a core-shell architecture.

Mutations - The ability (of a virus) to change its genetic structure to avoid the body’s natural defenses. Mutants are viruses created from a parent virus strain through a process of natural selection under pressure as it replicates in a host.

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

The NanoViricide Concept

The Company owns an exclusive worldwide license in perpetuity to technology that enables the creation of nanoviricides(TM). A “nanoviricide” is a flexible nano-scale material approximately a few billionths of a meter in size, which is chemically programmed by a “ligand” to specifically target and attack a particular type of virus. A nanoviricide also is capable of simultaneously delivering a devastating payload of active pharmaceutical ingredients (API) into the virus particle, to destroy its genome (RNA/DNA).

Background: The NanoViricides Technology and Approach

The NanoViricides Technology and Approach

Nanoviricide drugs, which are presently in a preclinical stage of development, are designed to lead to reduction in viremia by a set of novel, multiple, concerted, mechanisms:

1
Each nanoviricide drug is designed as a specifically targeted antiviral agent for a particular type of virus or group of viruses. Often side effects of a drug may be correlated with non-specific interactions with the host cells, tissues, and organs. Most existing anti-viral agents are known to have non-specific effects against both host cells and viral machinery at the same time. Most existing anti-viral agents act inside human cells. It is believed that this mechanism leads to significant opportunities for non-specific effects against host cells. Nanoviricides, on the other hand, are designed to work directly against virus particles in bodily fluids. The Company believes that this approach may make nanoviricides inherently safer than existing approaches.

2
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

3
A nanoviricide is designed to be capable of encapsulating an active pharmaceutical ingredient (API) in its core, or “belly”. This is expected to reduce toxic effects of the API. Such encapsulating methods are currently being used in anti-cancer therapy and have shown reduced toxicity as well as increased efficacy (see http://nihroadmap.nih.gov/nanomedicine/) . Our goal, which we can give no assurance that we will achieve, is for NanoViricides, Inc. to become the premier company developing nanomedicines for anti-viral therapy.

4
A nanoviricide is designed to deliver any encapsulated API directly into the core of the virus particle. This is proposed to result in maximal effect against the anti-viral targets, such as the viral genomic materials. Our goal for this specifically targeted delivery of the API is to minimize toxic effects and also improve efficacy of the API. (see http://www.nci.nih.gov).

5
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

We designed the nanoviricides to act by completely novel and distinctly different mechanisms compared to most existing anti-viral agents. The self-assembling nanoviricide “Trojan horses” would be expected to course through the blood stream, seek their target, i.e. a specific virus particle, attach themselves to the virus particle target and fuse with the virus particle. This chain of events, if it in fact occurs, is designed to destroy the virus particle's ability to infect host cells. In addition, if the nanoviricide may contain an encapsulated API, such API may be deployed into the virus particle and might lead to destruction of the virus genetic material (such as viral DNA, viral RNA, etc.), and/or key viral components that the virus carries inside its “belly” (such as the reverse transcriptase, the protease, and the integrase carried by HIV particles), based on the capabilities of the API. This concept needs to be extensively tested in future experiments. The concept of targeted delivery of an API is well known in the cancer therapeutics arena as this quote from the National Cancer Institute website above makes clear: “Nanoscale devices have the potential to radically change cancer therapy for the better and to dramatically increase the number of highly effective therapeutic agents. Nanoscale constructs can serve as customizable, targeted drug delivery vehicles capable of ferrying large doses of chemotherapeutic agents or therapeutic genes into malignant cells while sparing healthy cells, greatly reducing or eliminating the often unpalatable side effects that accompany many current cancer therapies.” http://nano.cancer.gov/resource_center/nano_critical.asp - cancer.

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

It is important to realize that the flexible nanoviricides nanomedicines show substantial advantages over hard sphere nanoparticles in this antiviral drug application. Hard sphere nanomaterials such as dendritic materials (dendrimers), nanogold shells, silica, gold or titanium nanospheres, polymeric particles, etc., were never designed to be capable of completely enveloping and neutralizing the virus particle.

The Company does not claim to be creating a cure for viral diseases. The Company's objectives are to create the best possible anti-viral nanoviricides and then subject these compounds to rigorous laboratory and animal testing towards US FDA and international regulatory approvals. Our long-term research efforts are aimed at augmenting the nanoviricides that we currently have in development with additional therapeutic agents to produce further improved anti-viral agents in the future.

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

The Company's headquarters are currently in West Haven, Connecticut.

Our Product Focus and Technologies

The Company plans to develop several different nanoviricide drugs against a number of human viral diseases. The Company has a license in perpetuity to develop drugs based on technologies originally created by TheraCour Pharma, Inc., (TheraCour) against the following human viral diseases: H5N1 (Avian Flu), Human Influenza, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), and Rabies, including all known strains of these viruses.  In addition, TheraCour has permitted the Company to use its nanomaterials to develop a treatment against Dengue viruses (including Dengue Hemorrhagic Fever), Ebola/Marburg viruses, and viruses causing certain eye diseases.

We currently have, in early, active development, products against HIV, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), common Human Influenzas, Rabies, Dengue, , and Adnoviral Epidemic Kerato-Conjunctivitis (EKC).  EKC is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. We plan on undertaking the development of drugs against other viruses when adequate financing becomes available. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary.

Background: Preclinical Safety And Efficacy Studies

The discussions in this section and throughout this Form 10-K describe the tests that have been conducted and the results obtained. These results do not provide sufficient evidence regarding efficacy or safety to support an Investigational New Drug (IND) application with the FDA. Additional studies will need to be conducted. It must be noted that subsequent results may or may not corroborate earlier results.

Preliminary Safety Studies In Vitro

We have conducted limited initial animal safety studies on one of the core TheraCour(TM) nanomaterials (patent pending). TheraCour technology covers a large range of nanomaterials in a class known as pendant polymeric micelles. These materials are self-assembling, flexible, non-particulate, and stable at room temperature.

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

Proof-of Principle

We have conducted studies which demonstrated that when a small chemical molecule (ligand) is attached to our nanomicelles covalently, the resulting nanoviricide has such a high activity that as little as 1/50th of the attached molecule is needed for comparable activity [i.e. A 20mg/kgBW injection of free molecule and a 0.04 mg/kgBW injection of the molecule attached to the polymer showed equivalent efficacy.] These results suggest to us that the observed antiviral activity of the nanoviricide is due to the proposed mechanism of action of the nanoviricide and not to either component of the drug, the ligand or the nanomicelle. This is considered "proof of principle" in that our original theoretical assumptions about the functionality of the nanoviricide have scientifically been validated.

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

Preliminary Efficacy Study against Common Influenza

The preclinical animal testing, performed to study the efficacy (effectiveness) of the test nanoviricide (anti-human influenza, H1N1) substances, revealed potential for development as drugs for the reasons delineated below. Several separate and distinct sets of experiments were performed to address different questions regarding efficacy.

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

These initial animal findings suggested that the test nanoviricide compound was an effective treatment for human influenza in mice and that the concept of using a nanoviricide as a treatment for certain viral illnesses was a valid one and was deserving of further study. In more scientific terms, the statistical test was met for validity of the findings and these findings could be considered statistically significant. Thus, in statistical terms, one could say that the null hypothesis, that is the statistical likelihood that the observed result was due to chance and not the effect of the drug, was rejected.

Preliminary Cell Culture Studies Against H5N1 Avian Influenza, Clade 1 and Clade 2

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

Four different nanoviricides were selected on the basis of the statistical test called the p-value, (explained below). The p-values for these four compounds were p<.003 which meant that there was a high statistical probability that these results were due to the effect of the test nanoviricides and not due to chance. Thus the "null hypothesis" is rejected and the results can be considered statistically significant.

The most successful of these was a nanoviricide based on an antibody fragment as the targeting ligand, which led to substantial suppression of CPE at an extraordinarily low concentration level. This is being developed as AviFluCide-I(TM), a drug highly specific to H5N1 that is being developed against the Vietnam strain. We currently believe that it is very likely to work against the Indonesian strain although further studies will be required to determine its efficacy against various highly pathogenic stains of influenza. If it fails to work against the Indonesian 2006 strain, further development may become necessary.

Another nanoviricide which is based on a ligand that we designed in-house, using rational drug design strategy, to be specific to the group of all or a majority of highly pathogenic avian influenza (HPAI) viruses, also showed a very high efficacy. This is being developed as “FluCide-HP(TM)”, a drug designed to be group-specific against emergent and existing highly pathogenic influenza viruses (including H5N1, H7N, H9N and others). Non-H5N1 HPAI (non-pathogenic avian influenza) strains could become a pandemic threat when their occurrences increase, as can all influenza A viruses since they all have the ability to mutate. It is well known that influenza strains drift constantly due to mutation, re-assortment or recombination events leading to failure of vaccines and existing drugs.

A third nanoviricide is based on a ligand that we designed for attacking all influenza A viruses (type-level specificity). This has shown strong efficacy against H5N1 as well, as expected. This is being developed as “FluCide-I(TM)”, a drug designed primarily for use against serious cases of human influenza.

Preliminary analysis of the H5N1 preclinical in vitro studies performed in Vietnam showed that many nanoviricide(TM) candidates were effective at as low as 5-nanomolar concentration levels in cell culture experiments. Typically, an early developmental drug that proves effective at concentrations less than 500 nanomolars is considered a strong candidate for FDA approval as an “Investigational New Drug (IND)” applicant.

All of the above studies have been repeated with the same as well as additional test methodologies (for example, evaluation of CPE quantitatively by a cell viability soluble dye assay) producing confirmatory results against this rgH5N1 Vietnam strain (based on the Vietnam 2004/2005 H5N1 strain).

Additional cell culture studies against the wild-type clade 2 H5N1 strain isolated in Vietnam in late 2006 showed that FluCide-HP caused a 90% reduction in CPE as measured by the dye assay, whereas FluCide-I gave a 70% reduction in CPE, indicating that both of these broad-spectrum drugs are highly effective even against different strains and different clades of H5N1.

The Indonesia 2006 H5N1 strain also belongs to the clade 2 subgroup within H5N1 subtype.

Both of these drug candidates were also highly effective in vivo against influenza A H1N1 strain (see below). These studies provide a preliminary indication that the various influenza viruses may have limited ability to escape these nanoviricides drugs via mutations and other changes.  The choice of ligands we have performed in such a fashion that the potential for a virus strain to mutate and escape the nanoviricide drug and still remain a serious cause of disease, is minimized.  Further studies are planned.

Preliminary Efficacy Studies In Vivo - Common Influenza

100% of Mice Survived Long After All Mice Treated With Oseltamivir Had Died.

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

Additional studies have been performed in the same highly lethal mouse model with H1N1 infection wherein all the mice treated with oseltamivir died within 151.4±1.0 hours, at which point 100% of the mice treated with a nanoviricide using an improved sialic-acid-based ligand (improved FluCide(tm)-I) as well as 100% of the mice treated with a nanoviricide made using a ligand designed against the high path site of highly pathogenic influenzas including H5N1 (FluCide-HP(tm)) were still surviving. The mice treated with FluCide-HP survived until 186.0±1.4 hours, whereas those treated with FluCide-I survived until 190.0±3.7 hours in this test. (The control, untreated mice died within 119.0±0.6 hrs. Oseltamivir is the active ingredient of Tamiflu(R)). It is estimated that the Tamiflu dose would need to be increased by much more than ten times (i.e. much more than 1,000%) to match the efficacy of the improved FluCide-I. These estimates are very preliminary in nature.

Considering that the preclinical data for oseltamivir and for peramivir are similar in terms of effect on survival or time course, it is clear that our nanoviricides may be expected to be far superior to peramivir as well.

From this unpublished data, we have concluded that the results are statistically significant with a p<0.003.

Virus Load in lungs of lethally infected animals was reduced significantly.

In the above study, the virus load in lungs of infected animals was reduced to 92±21 pfu/ml by FluCide-HP, and 119±18 pfu/ml by the improved FluCide-I in this study. These are very low levels of virus load. The control untreated mice had a viral load of 946± 115 pfu/ml at this sampling point.  Thus, the reduction in viral load was approximately 1 log units for both of these candidates.  Virus load reduction estimates depends upon various factors.  Improvement in dosing regimen may be expected to provide a further reduction in viral load.

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

These studies appears to be the first ever in which a non-vaccine agent led to a significant population survival extent in rabies-infected mice in any high lethality infection protocol.  Two of the three nanoviricides that led to high population survival rates in these studies are being further developed under RabiCide-I(tm) project.  Further studies are planned.

On July 3, 2008, the Company signed an agreement with the Centers for Disease Control and Prevention (CDC, Atlanta, GA) for further animal studies. If these studies meet the goals and expectations of the CDC Rabies scientists, it is anticipated that the Company will be able to develop an anti-rabies nanoviricide drug. The Company anticipates that such a drug could be used for post-exposure prophylaxis, replacing costly antibody therapies. The Company also anticipates that additionally, a post-infection rabies treatment drug may also be possible, if the testing results so indicate.

An estimated 10 million people receive post-exposure treatments each year after being exposed to rabies-suspect animals. About 30,000 people in the United States receive both pre-and post exposure prophylaxis every year, at a cost of over $1000 per treatment course. The annual number of deaths worldwide caused by rabies is estimated to be 55,000, mostly in rural areas of Africa and Asia, according to a recent World Health Organization report. The market size for post-exposure prophylaxis for rabies has been estimated at $300 million to $500 million annually.

Rabies, a uniformly fatal disease found primarily in Africa and Southeast Asia, had never before been successfully treated with drugs. There are currently no FDA-approved treatment options for rabies once symptoms develop. In addition, the Company believes that significantly increased survival rate of these lethally infected animals is possible in the dose-ranging studies to follow.

Preliminary Efficacy Studies In Vivo – Viral EKC

Viral EKC, or Viral Epidemic Kerato-Conjunctivitis is a severe pink eye disease that lasts for several days with painful discharge causing sticky eyes. In addition, a few percentage of the recovered patients experience permanent blurred vision or partial loss of vision due to the presence of “immuno-precipitates” that occur as a result of the body’s immune response to the virus. Approximately 50% of all EKC cases are viral; the remaining being caused by bacteria. Bacterial EKC is treatable with antibiotics. There are no current treatments against Viral EKC (“EKC” for short, in this document).

In a preliminary rabbit eye animal study, we tested two different nanoviricides against EKC caused by infection with Adenovirus 5, a well known causative agent. The virus was supplied by the CDC. Controls of uninfected, untreated eyes, of infected, untreated eyes, and of infected eyes treated with the standard eye wash formulating solution, were also part of the experiment. Treatment with eye drops of nanoviricides was started 15 hours post-infection, well after the disease had set in, and was continued twice a day for ten days. On the third day, eyes treated with a nanoviricide B were completely cleared up with no redness, stickiness, exudate, or furry eyebrows. The other nanoviricide was slightly less effective. The eyes in control groups in contrast showed all classic signs of infection throughout the due course of disease. Further examination has indicated that treatment with nanoviricide B resulted in all eyes being completely free of sub-epithelial filtrate and immuno-precipitate formation, whereas eyes in the control groups exhibited SEI and immuno-precipitates as expected. Further results regarding viral load and other effects are being evaluated.

The study concluded that both nanoviricide B and nanoviricide C were highly effective against adenoviral EKC and of these, nanoviricide B was substantially superior. Further studies are scheduled.

In addition to adenoviruses, herpesviruses form another important cause of viral EKC as well as additional related diseases of the eye. We plan to extend our studies to herpesviral eye infections in the near future.

The Company is in contact with several major pharmaceutical companies for development collaboration for viral EKC drugs.

Preliminary Efficacy Studies In Vivo – HIV

In a preliminary animal study against HIV in a well established animal model, SCID-hu Thy/Liv mice, we tested a number of nanoviricides against a positive control (that is known effective drug) that comprised the clinically employed well established HAART therapy of oral three drug combo (AZT+3TC (lamivudine) +Crixivan (indinavir sulfate)). Survival data as well as viral load reduction data from this lethal challenge preliminary study indicated that at least one nanoviricide drug candidate was significantly superior to the oral cocktail. Several additional parameters were tested and indicate significant benefit of nanoviricide therapy. The data have not been fully analyzed as of this writing.

Based on this study, the Company believes that it has a strong lead drug candidate against HIV. If the preliminary results are substantiated in further studies, and later in human clinical trials, it would be the first time ever that a new drug in development would have been found to be superior to the entire cocktail of three drugs called HAART.

At present, there are several drugs against HIV. These have led to HIV becoming a chronic, treatable, disease, that can be controlled through the lifespan of an infected individual until an episode occurs. An episode is usually characterized by development of resistance against the therapy given. Drugs in the cocktail are then substituted or additional drugs added to provide additional benefit.

To the initially developed three drug classes, NRTI, NNRTI, and PI, recently three new classes have been added. These are EFI (Entry/Fusion Inhibitors) such as Fuzeon((TM), Roche), II (Integrase Inhibitors) such as Isentress (tm, Merck), elvitegravir (Gilead), and most recently, CCR5-blockers, maraviroc (Pfizer). Of these, NRTI, NNRTI, PI, and II act intracellularly, blocking different steps in the virus replication. EFI block the early step of virus entry and fusion with a human cell. CCR-5 blockers inhibit viral entry by blocking one of the receptors on the human cells used by the virus. However, HIV can also use CXCR4 in addition to or instead of CCR5, and viruses that do so cannot be affected by CCR5-blockers. Current standard of care is a three-drug combination called HAART. This leads to significant viral load control until resistance emerges. A recent clinical trial has established the validity of an approach that combines an II as a fourth drug into the original three drug combination cocktail. Fuzeon showed significant toxicity, potentially due to its action against human cells, and has not gained much acceptance, with substantial number of patients falling off therapy due to side effects.

None of these drug classes alone cause benefits equivalent to the combination of three drugs of the HAART cocktail. Nanoviricides are expected to act by a completely novel mechanism that is expected to result in complete dismantling of the extracellular virus load, rather than simply inhibition of entry of a small fraction of the extracellular virus load.  Thus, nanoviricides mechanism is distinct from and superior to that of EFI and CCR5-blockers, as well as antibody cocktails. In addition, nanoviricides can be combined for significant geometric increase in benefit with agents that act intracellularly such as the NRTI, NNRTI, PI and II class of drugs. Thus we believe that nanoviricides will become a significant tool in the arsenal against HIV.

If the viral load reduction seen in the preliminary animal study by a nanoviricide in comparison with HAART therapy proves to be predictive of benefit, then we can estimate that the anti-HIV nanoviricide alone or perhaps in combination with one or more components of the existing arsenal of drugs may provide what has been called a “functional cure” against HIV. A total cure is a state in which all virus, including copies of its genome integrated into human cells, is eliminated from the body, so that the virus infection does not exist and cannot recur. A functional cure, as defined by Dr. Anthony Fauci of NIAID, can be paraphrased as a drug treatment which practically eliminates substantially all circulating virus, so that therapy can be stopped until a new recurrent occurs after a significantly prolonged time interval. Thus, patients can live worry-free lives for years before requiring treatment again.

A Note on Our Studies to Date

Current pharmaceutical industry work in antiviral therapy generally results in small efficacy improvements. Thus, in the case of influenza, peramivir(TM), (BioCryst) was reported as having approximately equal efficacy to oseltamivir (Tamiflu, Roche). However, it was suggested that peramivir(TM) may have a superior safety profile and thus may enable use of large doses (compared to Tamiflu). Peramivir recently failed its Phase II clinical trials, and BioCryst stated that this may have been due to the use of needles of insufficient length in the Phase II study.

These levels of efficacy differences between other product candidates against influenzas and bird flu can be easily seen to be insignificantly small compared to the ones established in our preliminary studies for the nanoviricides tested.

However, it should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative, but not considered confirmative, of the capabilities of the nanoviricides technology's potential. These results merely lead us to the next step in the development process. They have no relevance when it comes to the FDA regulatory process. Despite such excellent early results, there is a risk that the nanoviricides may not result in drugs suitable for commercial production.

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

In traditional frequentist statistical hypothesis testing, the significance level of a test is the maximum probability, assuming the null hypothesis, that the statistic would be observed. Hence, the significance level is the probability that the null hypothesis will be rejected in error when it is true (a decision known as a Type I error).  The significance of a result is also called its p-value; the smaller the p-value, the more significant the result is said to be.

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

Ligand Tuning (TM)
A very broad-spectrum nanoviricide can be made by using a ligand that binds to a very large number of types and strains of a given virus. Usually, but not always, it is possible to identify a ligand that will provide such a broad specificity against a particular virus, or a group of viruses.

Usually, the broader the spectrum of a ligand, the lower is its efficacy level by itself. Thus, it is always beneficial to develop highly efficacious narrow spectrum drugs against potentially deadly diseases. Both high efficacy and low efficacy ligands can be combined on the same nanomicelle for “tuning” the spectrum of activity of the nanoviricide drug.

A Note on US FDA Priority Review Vouchers
The Food and Drug Administration Amendments Act of September 2007 authorizes the FDA to award a priority review voucher to any company that the FDA has determined is eligible for priority approval process for a treatment for a neglected tropical disease.  The priority review voucher can be traded to another company in a manner similar to carbon (emissions) credit vouchers. The recipient company can save as much as six months on their drug review process, and it is anticipated that they would be willing to trade in vouchers with cash benefits to the company developing drugs against neglected tropical diseases. The regulation became effective as of September 30, 2008.

Economists at Duke University, who proposed the voucher concept in 2006, have calculated that reduction of the FDA approval time from 18 to six months could be worth more than $300 million to a company with a top-selling drug with a net present value close to $3 billion. At this level, the voucher would be expected to offset the substantial investment and risk required for discovery and development of a new treatment for a neglected tropical disease. (David B. Ridley, Henry G. Grabowski and Jeffrey L. Moe, "Developing Drugs For Developing Countries", Health Affairs, 25, no. 2 (2006): 313-324; doi: 10.1377/hlthaff.25.2.313; (C) 2006 by Project Hope. and  http://blogs.cgdev.org/globalhealth/2007/10/fda_priority_review.php)

While it is too early to say whether NanoViricides, Inc. can obtain priority review for its drugs against neglected tropical diseases, the high efficacies of our drug candidates lead us to believe that this may be possible. FDA awards priority review status on the basis of several criteria. NanoViricides, Inc. is currently working on several neglected tropical diseases, including Dengue fever viruses, rabies, Ebola/Marburg viruses, among others. Of these, Dengue viruses are explicitly included in the list under this Public Law, and the remaining viruses are eligible for similar treatment according to the language in the Public Law, at the discretion of the Secretary of Health (Food and Drug Administration  Amendments Act of 2007, P.L. 110–85, Sept. 27, 2007, http://www.fda.gov/oc/initiatives/fdaaa/PL110-85.pdf).

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

Dr. Krishna Menon is the Company’s Chief Regulatory Officer, a non-executive officer position.

Collaboration with the Health Ministry of the Government of Vietnam

On December 23, 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide(TM)-I, AviFluCide-I(TM) and FluCide-HP(TM) against various H5N1 strains in cell culture were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). In additionally, animal studies of RabiCide drug candidates were also performed at the NIHE BSL2 facilities. The next stage of the project, animal testing of the Influenza and H5N1 candidates, has been delayed until the BSL3+ animal facility in Hanoi is ready. The H5N1 testing will utilize the NIHE’s BSL3 (biological safety laboratory level 3) laboratory. Rabies testing can safely be done at their BSL2 facility.

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

On April 4, 2007, the Company signed a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute for Research (WRAIR) for a cooperative research project to test the effectiveness of the Company’s products against the Dengue Fever Viruses.

On October 4, 2007, the Company signed a Material Transfer Agreement (MTA) with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) for a cooperative research project to test the effectiveness of the Company’s products against the Ebola and Marburg Viruses.

On February 4, 2008, the Company signed a Cooperative Research Agreement with the United Stated Armed Forces Institute of Pathology (USAFIP) to test the efficacy of the Company’s nanomedicine technology in preliminary animal studies against H5N1 and HIV viruses. The company will fund such studies in the amount of $122,844.

On July 3, 2008, the Company signed a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC) for testing anti-rabies nanoviricides. The testing is expected to begin late in the third quarter of 2008.

In addition, the Company has received several cooperative research and development agreements (CRADA's) from different government agencies, civilian as well as military. These CRADA's are currently in review by the Company counsel. We have also received requests for material for testing under Material Testing Agreements (MTAs) from certain agencies. However, there can be no assurance that a final agreement may be forthcoming.

In addition, the Company has had preliminary negotiations and discussions with other pharma and non-pharma commercial enterprises regarding commercial projects based on the Company’s technologies.  The Company has signed or has in legal review Non-Disclosure Agreements with certain major Pharmaceutical Companies. The Company also has in legal review stage certain Materials Transfer and Testing Agreements with certain major Pharmaceutical companies. However, there is no assurance that the Company may enter into such agreements with these or other Pharmaceutical companies, nor is there any assurance that any of these agreements and subsequent research, testing, and evaluation, may result in any collaborations or partnerships with these or other pharmaceutical companies.

Background: Bio-Defense - Emergency Preparedness

NanoViricides Technology May be Well Suited for Bio-Terrorism and Emerging Disease Threat Response

In our early stages of development, we have designed a building-block based approach of nanoviricides drug development which may have potential use against bio-terrorism, accidental release of infectious agents, or natural outbreaks. This building block approach is expected to have the potential to allow us to expeditiously develop a new drug to fight new and emerging threats. The Company has shown this in multiple presentations to various agencies within the U. S. Department of Defense.

Background: Bio-Defense “Rapid threat Response”

One of the long-term goals of the Company is to develop the ability to assist in the response of governments to viral bio-threats, whether due to bio-terrorism or natural events. Such a response scenario may in fact be possible because of the building-block nature of the nanoviricides platform technology. In this scenario, a base nanoviricide would be stockpiled under strategic national and international stockpiling programs, and a new drug could be developed against a threat even prior to identifying the actual pathogen that is the cause of the public health crisis event. This capability is seen as extremely valuable because it is anticipated that bioterrorism agents of the future as well as natural outbreaks may be of novel pathogens and therefore identification and diagnosis of the same may take large amounts of time, a time period in which an epidemic may threaten to become a pandemic. Such was the case with SARS, and other smaller outbreaks. Last year, a coxsackie virus outbreak in Northern India resulted in several child fatalities during the pathogen identification time frame itself, despite being caused by a previously known pathogen. This year, there have been cases of an unidentified infection in children in Northern India that resulted in several deaths.

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

In the very first stage of HIV infection, i.e. immediately after infection, there is a rapid rise in HIV viremia in the first few weeks, called the Acute HIV Syndrome (or Disease). If the body's immune system then brings the viremia under control, into a dynamic state, it is called “Asymptomatic HIV Disease”. This stage lasts for a median 10 years, and a precipitative event, such as usually a secondary infection, leads to the clinical manifestations of AIDS. During the asymptomatic stage, it is known that the level of the steady state viremia correlates with the future progression of the disease and the life span of the patient.

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

The Company's Plan of Attacking HIV/AIDS

As previously anticipated, we began pre-clinical studies of our first generation anti-HIV nanoviricide drug, HIVCide(tm)-I in the later part of our 2007 fiscal year. The early studies have been extremely successful, and in these preliminary studies we have found at least one lead drug candidate that provided results superior to the three-drug oral cocktail that is currently in human clinical use as HAART therapy. We plan on continuing these studies towards the preparation of a Tox Package for filing an IND in the near future. These planned studies are elaborate, intensive, time-consuming, resource-intensive, and expensive. Our ability to conduct these studies depends upon adequate financing for the staff as well as for the materials required for the various experiments. We plan on continuing to rely upon external providers and collaborators for various services as before, wherever possible, in order to minimize capital expenses. The Company will strategically evaluate any outsourcing of the production of certain key intellectual property sensitive materials very carefully.

As the studies progress, we may find it necessary to accelerate the development of a second anti-HIV drug, HIVCide-II, in order to cover the various types, strains, quasi-species and mutants of the HIV viruses as completely as possible. Our objective is to develop anti-HIV drugs that together respond to the needs of combating the rapidly changing HIV viruses in the most complete fashion possible. The Company expects that these two anti-HIV drugs together should encompass the currently known array of HIV types and subtypes in the world. These first nanoviricides drugs have been designed to engulf the virus particles, and dismantle them.

Together, these two drugs in combination with one or more of the existing therapies may result in a "functional cure" for HIV infection. To obtain a complete cure, it will be necessary to eliminate the HIV virus and its genome completely from the body. Eliminating the HIV virus completely would require eliminating it from the "memory cells" - dormant cells inside which the HIV genome remains hidden, and springs to life in a later episode. The current two nanoviricides are not designed to accomplish this task. The Company is currently researching various approaches for impacting the HIV-hiding memory cell population in our march towards a true cure for HIV. However, we are fully aware that curing HIV will be a very long process.

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

Flu Prevention and Treatment.
The development of effective therapeutics has challenged medical researchers due to the seasonal variation in viral strains and the highly infectious nature of influenza. Patients, therefore, have limited treatment options. Amantadine(TM) and rimantadine(TM) are used for treatment of influenza A but are ineffective against influenza B. In addition, these drugs cause some adverse side effects, and the virus tends to develop resistance to these drugs. For the 2005-2006 flu season, the CDC has recommended against the use of amantadine and rimantadine for the treatment or prophylaxis of influenza in the United States due to signs of resistance to those drugs.

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

Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline (“GSK”) have currently approved neuraminidase inhibitors on the market. Roche’s neuraminidase inhibitor, oseltamivir (Tamiflu(TM)) is a twice-a-day, orally active neuraminidase inhibitor, while GSK’s neuraminidase inhibitor, Relenza(TM) is administered by dry powder inhaler twice a day. Both drugs are approved for marketing in the United States and other countries for treatment of influenza. Roche’s neuraminidase inhibitor is also approved for prophylaxis use for prevention of influenza. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop vaccines and other antiviral drugs to be used against various strains of influenza.

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

Several molecular biology oriented studies have described that there are significant differences between the neuraminidase of the H5N1 strain and those of the other common influenza strains that may be responsible for the poor efficacy of neuraminidase inhibitors as a class against H5N1. The New England Journal of Medicine reported one study which assessed the results of 17 prior studies related to the the effectiveness of neuraminidase inhibitors. de Jong, Memo d., Thanh, Trran T., Khanh, Truong H., et. al. “Oseltamivir Resistance during treatment of Influenza A (H5N1) Infection, New England Journal of Medicine, Volume 353:2667-2672, December 22, 2005, November 25.

Antibodies Against Influenza
Crucell, NV has recently reported that they are developing monoclonal antibodies as drugs against H5N1 bird flu.
We have ourselves are developing AviFluCide-I which uses a ligand based on certain anti-H5N1 antibodies. However, escape of virus against antibody drugs has been a major challenge, particularly for the influenzas and for HIV, and many other viral diseases. All of these viruses exhibit a significant antigenic drift, caused usually by small changes in the structure of their coat protein.

Our broad-spectrum nanoviricides, FluCide-I and FluCide-HP, are expected to be able to attack the virus even when it mutates, and thereby suppress escape significantly. However, this needs to be proven in extensive studies.

1	The Writing Committee of the World Health Organization (WHO) Consultation on Human Influenza A/H5. Avian influenza A (H5N1) infection in humans. N Engl J Med 2005;353:1374-1385.

2	Hien TT, Liem NT, Dung NT, et al. Avian influenza A (H5N1) in 10 patients in Vietnam. N Engl J Med 2004;350:1179-1188.

3	Chotpitayasunondh T, Ungchusak K, Hanshaoworakul W, et al. Human disease from influenza A (H5N1), Thailand, 2004. Emerg Infect Dis 2005;11:201-209.

4	Moscona A. Neuraminidase inhibitors for influenza. N Engl J Med 2005;353:1363-1373.

5
Identification of influenza isolates by hemagglutination inhibition. In: Department of Communicable Disease Surveillance and Response. WHO manual on animal influenza diagnosis and surveillance. Geneva: World Health Organization, 2002:28-36. (WHO/CDS/CSR/NCS/2002.5.)

6	de Jong MD, Cam BV, Qui PT, et al. Fatal avian influenza A (H5N1) in a child presenting with diarrhea followed by coma. N Engl J Med 2005;352:686-691.

7
Boom R, Sol C, Beld M, Weel J, Goudsmit J, Wertheim-van Dillen P. Improved silica-guanidiniumthiocyanate DNA isolation procedure based on selective binding of bovine alpha-casein to silica particles. J Clin Microbiol 1999;37:615-619.

8	Boom R, Sol CJ, Salimans MM, Jansen CL, Wertheim-van Dillen PM, van der Noordaa J. Rapid and simple method for purification of nucleic acids. J Clin Microbiol 1990;28:495-503.

9	Chen H, Smith GJ, Zhang SY, et al. Avian flu: H5N1 virus outbreak in migratory waterfowl. Nature 2005;436:191-192.

10	Gubareva LV, Kaiser L, Matrosovich MN, Soo-Hoo Y, Hayden FG. Selection of influenza virus mutants in experimentally infected volunteers treated with oseltamivir. J Infect Dis 2001;183:523-531.

11	Le QM, Kiso M, Someya K, et al. Avian flu: isolation of drug-resistant H5N1 virus. Nature 2005;437:1108-1108.

12	Whitley RJ, Hayden FG, Reisinger KS, et al. Oral oseltamivir treatment of influenza in children. Pediatr Infect Dis J 2001;20:127-133. [Erratum, Pediatr Infect Dis J 2001;20:421.]

13	Kiso M, Mitamura K, Sakai-Tagawa Y, et al. Resistant influenza A viruses in children treated with oseltamivir: descriptive study. Lancet 2004;364:759-765.

14	Ward P, Small I, Smith J, Suter P, Dutkowski R. Oseltamivir (Tamiflu) and its potential for use in the event of an influenza pandemic. J Antimicrob Chemother 2005;55:Suppl 1:i5-i21.

15
Yen HL, Monto AS, Webster RG, Govorkova EA. Virulence may determine the necessary duration and dosage of oseltamivir treatment for highly pathogenic A/Vietnam/1203/04 influenza virus in mice. J Infect Dis 2005;192:665-672.

16	Maines TR, Lu XH, Erb SM, et al. Avian influenza (H5N1) viruses isolated from humans in Asia in 2004 exhibit increased virulence in mammals. J Virol 2005;79:11788-11800.

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

Our first RabiCide drug candidates were tested at NIHE, Vietnam, in the first quarter of 2007. The Rabies drug, identified as RabiCide(TM), salvaged 30% of the animals given 1000X the lethal dose of rabies virus directly into the brain. There can be no assurance that our drug candidate (RabiCide), if developed, can successfully be manufactured. There are no guarantees that the drug, even if successfully manufactured, can produce revenue for the Company.

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

Significant effort and scientific developments will be necessary in order to develop nanoviricides against drugs that affect the brain, and the central nervous system (CNS). This issue, a result of the blood-brain barrier, which does not allow drugs injected in the bloodstream to go into the CNS fluid, is well known. This is a major barrier for all drug development against CNS diseases. It may not be necessary to overcome this challenge in order to develop good nanoviricides against Dengue fever, West Nile virus, and other diseases that progress only slowly to attack the CNS. There may well be a time window for the nanoviricides to attack the virus in the circulation before it has an opportunity to move into the central nervous system in such diseases.  Blood-brain barrier is also compromised in severe disease states. This may help the nanoviricides to be effective against neurotropic viruses even after they have localized in the CNS. Extensive studies will be necessary to resolve blood-brain-barrier issues. Alternatively, it is possible to inject drugs directly into the CNS, although this is a cumbersome and skill-requiring procedure.

It is not possible for any early-stage pharmaceutical company to expeditiously tackle a large number of disease targets without significant assistance and collaborations, both financial and technical. We have recently initiated discussions with various civilian and military agencies as well as with various universities and commercial entities regarding various collaborations.

Products

NanoViricides, Inc. currently has no products for sale.

Products In Development

The following table summarizes NanoViricides active development projects as of June 30, 2008.

Virus	Development Stage
Influenza (Common)	Preclinical
Avian Flu (H5N1)	Preclinical
Avian Flu-Highly Pathogenic	Preclinical
Rabies	Preclinical
HIV/AIDS	Preclinical
EKC	Preclinical
Dengue	Early R&D
HCV	R&D to begin in 2009

FluCide-I, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti-influenza nanoviricide. It is based on ligands that we have developed through rational drug design. These ligands are based on a well known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces.  Our broad-spectrum ligand used in FluCide-I is based on the sialic acid expressed by cells. Therefore, it is expected to work well against all of the influenza viruses.  Since all influenza viruses, no matter what type (A, B, C), which subtype (e.g. HxNy of Influenza A), or clades, or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses must bind to our ligand.   If an influenza virus escapes FluCide-I, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals.

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

RabiCide-I, a nanoviricide against Rabies finished its first set of animal studies in the first quarter of 2007 in Vietnam. The candidate ligands for this nanoviricide were designed by the Company using publicly available information regarding the interaction of the rabies virus with cells. Additional animal studies at CDC are expected to be performed during the fourth quarter of 2008 or early in 2009.

HivCide-I, This is our first announced drug project against HIV-I. Because of the world-wide concern about a possible H5N1 pandemic, we had moved HivCide-I development back. We have now resumed development of this drug. Our first HIV drug to be developed is a targeted nanoviricide against HIV  and is engineered with specific recognition ligands that allow multiple point binding to inactivate HIV virus in the bloodstream.

HivCide-II will be a targeted nanoviricide against HIV strains that are not attacked by HivCide-I, and will have the same mechanism of action as HivCide-I, except that it will possess a different ligand that specifies attacking a different subset of virus strains, types, and subtypes than HivCide-I.

EKCCide(TM)-I - We undertook a new project this year and have already designed a ligand, made a nanoviricide drug,  and completed successful animal studies that indicate significant preliminary efficacy and safety of a drug candidate against the severe pink eye disease caused by adenoviruses called epidemic kerato-conjunctivitis. .

HCV- A Hepatitis C nanoviricide is planned for research and development to begin in 2009. The Company has not yet sourced the materials to target this disease. The Company has only begun the early stages of a plan to develop nanoviricides against Hepatitis C.

All of these drugs except EKCCide are being developed as injectables, EKCCide is an ophthalmic formulation or eye drops solution.

It is possible to administer nanoviricides drugs using other approaches as well. Our goals for the second generation of our anti-influenza drugs will be to develop an oral/bronchial administration that carries the drug into the bronchial/pulmonary space that is the primary site infection by influenza viruses. Moreover, there can be no assurance that we will be able to develop a drug that may be administered orally or bronchially or that such a drug would be effective against influenza.

Development Stage of Products

All of the above products are in various stages of pre-clinical development. The Company believes that the anti-influenza drugs will advance into second stage of preclinical studies, known as “Tox Package” studies, as soon as appropriate facilities and finances are available. The Company believes that our anti-influenza drug candidates, anti-HIV drug candidates, as well as anti-EKC drug candidates have all produced substantial positive results and should be developed further towards the goal of filing appropriate IND applications.  All of our developments are subject to availability of appropriate levels of financing.

Plan of Operations

The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour Pharma, Inc. (“TheraCour”), the exclusive source for these nanomaterials. With sourcing of materials from TheraCour, the Company prefers to manufacture these drugs in our own facility. However, the Company may manufacture these drugs under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue. The Company has received significant interest from certain major Pharmaceutical companies for potential licensing or co-development of some of our drug candidates. However, none of these distributor or co-development agreements is in place at the current time.

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

The Company intends to manufacture FluCide-I, FluCide-HP, AviFluCide-I, HIVCide-I, EKCCIde-I, RabiCide-I as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned or leased by the Company. In the event that we cannot secure funding that allows us to establish the necessary facilities to manufacture such drugs, we plan to subcontract with third party facilities that have the appropriate capabilities and regulatory licenses to manufacture our drugs and materials on a commercial scale.

Certain changes in FDA regulations have enabled the use of research products produced in a non-GMP-certified facility for certain human studies, provided the materials and production facility meet certain standards. The Company may be able to take advantage of these regulatory amendments in order to advance our drugs into IND stage and first-in-human studies more rapidly.

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

Patents and Proprietary Rights

The Company has an exclusive license in perpetuity for technologies developed (with materials referenced in Table 1 below) by TheraCour for the following virus types: HIV, Hepatitis C Virus, Herpes, Asian (bird) flu, Influenza, and rabies. Nanoviricides, Inc has notified TheraCour Pharma of its interest in acquiring licenses for additional viruses.

In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus a maximum of 30% of direct costs as a Development Fee payable in periodic installments as billed; (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) to make royalty payments of fifteen percent (15%) of net sales of the licensed drugs to TheraCour Pharma, Inc.; (5) that TheraCour retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such nanomicelle exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize such nanomicelle for its own sake or for others; and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour Pharma, Inc., may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by and paid to TheraCour Pharma, Inc. was $ 2,086,979 since inception through June 30, 2008 and $746,309 and $617,007 for the years ended June 30, 2008 and 2007, respectively. No royalties are due or have been paid from inception through June 30, 2008.

TheraCour Pharma, Inc. owns 35,370,000 shares of the Company’s 119,270,677 outstanding shares of common stock as of June 30, 2008. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately seventy percent (70%) of the outstanding capitalization of TheraCour Pharma., Inc.

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

The Company believes that the drugs themselves, AviFlucide, FluCide, FluCide-HP, RabiCide, HivCide-I and II, EKCCide, and others, may be eligible for patent protection. The Company plans on filing patent applications for protecting these drugs when we have definitive results from either in-vitro or in-vivo studies that can be replicated by others.

The Company has licensed key patents, patent applications and rights to proprietary and patent-pending technologies related to our compounds, products and technologies (see Table 1), but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

Table 1: Intellectual Property, Patents and Pending Patents Licensed by The Company
Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].
PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT Application.	Jan 18, 2023 (estimated)	Applications to be filed.	TheraCour Pharma, Inc. [Exclusive License].
PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Jan 21, 2024 (estimated)	Applications to be filed.	TheraCour Pharma, Inc. [Exclusive License].

Of the patents and technologies licensed, the Company believes that the Company will not be using the intellectual property, compositions of matter, or other aspects described and secured under the US Patent No. US 6,521,736. The Company believes that this patent describes an inferior technology compared to the technology in the later patent filings of Dr. Diwan. This patent, the Company believes, discloses prototype materials that served to establish the proof of principles of Dr. Anil Diwan, the Company’s President and co-founder whether such materials were possible to create and whether such materials would indeed be capable of encapsulation of pharmaceutically relevant compounds. The Company believes that the new and novel compositions disclosed in the new patent applications, no. PCT/US06/01820, and no PCT/US2007/001607 provide the necessary features that enable the development of nanoviricides. The Company believes that no other published literature materials or existing patents are capable of providing all of the necessary features for this development, to the best of our knowledge. However, the Company has no knowledge of the extensive active internal developments at a number of companies in the targeted therapeutics area.

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

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our licensor, TheraCour Pharma Inc.’s existing patents or any future patents, could invalidate TheraCour’s patents or substantially reduce their protection. In addition, the pending patent applications and patent applications filed by TheraCour, may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries.

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

Competition

Our products in development target a number of diseases and conditions that include several different kinds of viral infections. There are many commercially available products for these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and extensive marketing and manufacturing organizations. If we are able to successfully develop products, they would compete with existing products based primarily on:

☐	efficacy;
☐	safety;

☐	tolerability;
☐	acceptance by doctors;

☐	patent compliance;
☐	patent protection;

☐	ease of use;
☐	price;

☐	insurance and other reimbursement coverage;
☐	distribution;

☐	marketing; and
☐	adaptability to various modes of dosing.

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

There are a growing number of anti-HIV drugs being sold or are in advanced stages of clinical development. Companies with HCV and HIV products include Gilead, Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), in addition to several other pharmaceutical and biotechnology firms.

There are currently no approved drugs for the treatment of viral EKC. A drug in development, called CTC-96, was shown to have little clinical benefit in published animal studies. Another drug in development, an Aganocide(tm) compound from NovaBay Pharma in collaboration with Alcon is in Phase II clinical studies. Aganocides, by virtue of their chemical structure, are generally not expected to be useful for any applications other than topical.

Our HCV drugs are at the earliest stage of development. There are a growing number of anti-HCV drugs being sold or are in advanced stages of clinical development. Companies with HCV products or drugs in development include Valeant, Schering, Pharmassett, Vertex, Intermune, and Achillion, among others.

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

The FDA must approve a drug before it can be sold in the United States. As of the date of this filing, the FDA has approved other nano-particulate drugs including Emend(R) by Merck and Rapamune(R) by Wyeth, as well as others. The general process for FDA approval is as follows:

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

Employees and Service Providers

As of June 30, 2008, the Company had three full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour.  The Company has subcontracted some of its animal studies to KARD Scientific to date. Some of the Company's R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

Reports to Security Holders

As a result of its filing of Form 10-SB/A and listing on the NASD OTC Bulletin Board, the Company has become subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its Web site at www.nanoviricides.com. Information included on the Web site is not part of this Form 10-K.

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

This Form-10K contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Registration Statement.

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

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

☐	demonstration and proof of principle in pre-clinical trials that a nanoviricide is safe and effective;

☐	successful development of our first product candidates FluCide, AviFluCide, FluCide HP, and RabiCide ;

☐	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

☐	the successful commercialization of our product candidates; and

☐	market acceptance of our products.

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

As of June 30, 2008 we have a cash and cash equivalent balance of $816,386 which can support operations through January 1, 2009, but not through our fiscal year end of June 30, 2009. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $ 9,207,737 at June 30, 2008. Such losses are expected to continue for the foreseeable future. On August 22, 2008, the Company had received and accepted subscriptions in the aggregate amount of $3,286,000 through the offering of shares of the Company's common stock and $106,250 through the exercise of existing warrants to purchase stock.

Our history of losses, operating cash needs, cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern opinion in its report which is included elsewhere in this Form 10-K. In many cases a going concern opinion makes raising capital more difficult and often results in terms less favorable than if the Company did not have a going concern opinion. Therefore it is likely the going concern opinion by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing, then we may not be able to commence revenue-generating operations or continue as an on-going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2008 we have a cash and cash equivalent balance of $816,386 which can support operations through January 1, 2009, but will not be sufficient to fund our operations for the next twelve months. We expect to incur costs of approximately $3-5 million dollars in the upcoming twelve months to operate our business in accordance with our business plans. On August 22, 2008, the Company had received and accepted subscriptions in the aggregate amount of $3,286,000 through the offering of shares of the Company's common stock and $106,250 through the conversion of existing warrants to stock. . The $3,286,000 private placement of stock included 150,000 shares of Common Stock and 75,000 Warrants transferred in consideration of $150,000 of scientific testing and other laboratory work performed for the Company.

As a result of the above sale of the Company’s stock and Warrants conversion, the Company has reserves in excess of $3,000,000.  This should permit us to continue our operations and research and development for the next twelve months,,but not to fully execute the first phase of the the Company’s business plan.  In the event that we cannot obtain acceptable financing, or that we are unable tosecure additional finacing on acceptable terms, we would be unable to complete development of our various drug candidates. This would necessitate implementing staff reductions and operational adjustments that would include reductions in the following business areas:

☐	research and development programs;
☐	preclinical studies and clinical trials; material characterization studies, regulatory processes;

☐	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may need will depend on many factors, including the:

☐	progress, timing and scope of our research and development programs;
☐	progress, timing and scope of our preclinical studies and clinical trials;

☐	time and cost necessary to obtain regulatory approvals;
☐	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

☐	time and cost necessary to respond to technological and market developments;
☐	changes made or new developments in our existing collaborative, licensing and

☐	other commercial relationships; and
☐	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

☐	enter into leases for new facilities and capital equipment;
☐	enter into additional licenses and collaborative agreements; and

☐	incur additional expenses associated with being a public company.

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

Until the formation of NanoViricide, Inc. (the Company's predecessor prior to the exchange) our management and key personnel had no experience in pharmaceutical drug development and, consequently, may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

–	develop products internally or obtain rights to them from others on favorable terms;
–	complete laboratory testing and human studies;

–	obtain and maintain necessary intellectual property rights to our products;
–	successfully complete regulatory review to obtain requisite governmental agency approvals

–	enter into arrangements with third parties to manufacture our products on our behalf; and
–	enter into arrangements with third parties to provide sales and marketing functions.

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

We may fail to successfully develop and commercialize our drug candidates because they:

☐	are found to be unsafe or ineffective in clinical trials;
☐	do not receive necessary approval from the FDA or foreign regulatory agencies;

☐	fail to conform to a changing standard of care for the diseases they seek to treat; or
☐	are less effective or more expensive than current or alternative treatment methods.

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

We also are subject to the following risks and obligations, related to the approval of our products:

☐	The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.
☐
If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution. In addition, many foreign countries control pricing and coverage under their respective national social security systems.

☐	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.
☐	The FDA or foreign regulators may change their approval policies or adopt new regulations.

☐
Even if regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license.

☐
If regulatory approval of the product candidate is granted, the marketing of that product would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved or “off-label” uses.

☐
In some foreign countries, we may be subject to official release requirements that require each batch of the product we produce to be officially released by regulatory authorities prior to its distribution by us.

☐	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with current GMP regulations.

We can provide no assurance that our drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.

The work-plan we have developed for the next twelve months is planned to enable us to file an Investigational New Drug (“IND”) application for our influenza and rabies drugs in our 2008-2009 fiscal year. We believe that this work-plan will lead us to obtain certain information about the safety and efficacy of our influenza and rabies drug which are in the earliest stages of development. If our studies are successful, then we need to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. The data will then be used to file an IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

We have expended $ 2,701,897 on research and development from inception through June 30, 2008.

We have an R&D budget, including other allocated costs, of $2,000,000 for the next 12 months. In the last three years we have established lead compounds against a number of viral diseases and completed proof of principle studies against a number of viral diseases. We now have lead drug compounds against common Influenza, High Path Influenzas (Bird Flu), HIV, and EKC. We are currently working on identifying and establishing collaborations with major pharmaceutical companies as well as government institutions for the purpose of co-development of these products. Not withstanding these efforts, we will continue the development of these drugs, as well as our other drug development endeavors that include Rabies, Dengue viruses, and Ebola.Marburg viruses.

The Company has the cash on hand to complete the budgeted R&D work through June 30, 2009. Should the pre-clinical clinical studies of our HIV, Influenza, Influenza-HP, and EKC rabies drugs meet managements expectations the Company will require substantial additional funding to take any one or more of these drugs into IND filing(s) with the FDA. The Company projects it will need as additional $5 million for the costs of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies required for filing an IND.

The Company will be unable to proceed with its planned R&D beyond the June 30, 2009, year end without obtaining additional financing of approximately $7,000,000.

Because we expect to expend substantial resources on R&D, our success depends in large part on the results as well as the costs of our R&D. A failure in our R&D efforts or substantial increase in our R&D expenses would adversely affect our results of operations. R&D expenditures are uncertain and subject to much fluctuation. Factors affecting our R&D expenses include, but are not limited to:

☐	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;
☐
the number of drugs entering into pre-clinical development from research; for example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision;

☐
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

The Company does not have facilities that could be used to conduct clinical testing. We expect to contract with third parties to conduct all clinical testing required to obtain approvals for any drugs that we might develop. We currently outsource all clinical testing to KARD scientific, Walter Reed Army Institute of Research (WRAIR) and the Vietnamese National Institute of Hygiene and Epidemiology (NIHE), and are reliant on the services of these third parties to conduct studies on our behalf. KARD is not under contract to perform studies for us and NIHE may discontinue their collaboration at any time. If we are unable to continue with KARD Scientific WRAIR or NIHE, or retain third parties for these purposes on acceptable terms, we may be unable to successfully develop our proposed products. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position. (The agreement with NIHE and WRAIR is filed as an Exhibit to this 10K).

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

As of the date of this filing, we have three employees and several consultants and independent contractors. The only consultant/contractor that we consider critical to the Company is TheraCour, discussed in the next risk factor. KARD Scientific, another consultant/contractor (See ITEM 1. Background: Collaborations and Subcontract Arrangements) is considered by the Company important but not critical as they are replaceable with moderate difficulty. All other consultant/contractors would be more readily replaceable. While the Company’s current operations cause it to be unlikely that we will need to grow and hire additional consultants, contractors or employees, if future preclinical studies of our nanoviricide drugs and technology show significant improvements in efficacy over existing drugs, we intend to expand our operations and staff materially. At that time our new employees may include a number of key managerial, technical, financial, R&D and operations personnel who will not have been fully integrated into our operations. We would expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We have no experience in integrating multiple employees. Therefore, there is a substantial risk that we will not be able to integrate new employees into our operations which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We license our core technology from TheraCour Pharma Inc. and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates.

The Company has entered into a Material License Agreement with TheraCour Pharma, Inc. (“TheraCour”) (an approximately 30% shareholder of the Company’s common stock) whereby TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

Development costs charged by and paid to TheraCour Pharma, Inc. was $2,086,979 since inception through June 30, 2008; No additional royalties are due to TheraCour from the Company’s inception through June 30, 2008.

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

Management of our relationships with our collaborators will require:

☐	significant time and effort from our management team;
☐	coordination of our marketing and R&D programs with the marketing and R&D priorities of our collaborators; and

☐	effective allocation of our resources to multiple projects.

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

The Company believes the following persons are critical to the success of the Company as well as the terms of the employment agreements between them and the Company:

On September 23, 2005, the Company entered into employment agreements with its three executive officers, Eugene Seymour, Chief Executive Officer, Anil Diwan, President and Chairman of the Board of Directors, and Leo Ehrlich, Chief Financial Officer. Mr. Leo Ehrlich resigned as CFO in May 2007 and his employment agreement is completed. Mr. Ehrlich now has a leak-out agreement with the Company which limits the amount of stock Mr. Ehrlich and affiliates can sell in each quarter. The remaining employment agreements provide a minimum annual base salary of $200,000 for a term of three years. This base salary has increased to $250,000 per year upon the financing that closed on October 15, 2007. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance pay in the amount of $100,000.  The current Executive Employment Agreement terminated on September 30, 2008. The Company and two of the Executives have verbally agreed that the Executives will continue to work under the same terms until a new agreement is put into effect.

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc. which owns approximately thirty percent (30%) of our Common Stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction which has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

Currently, the Company does not have any policy in place to deal with such should such a conflict arise.  In particular:

☐	Our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us.

☐	Our executive officers or directors or their affiliates have interests in entities that provide products or services to us.

In any of these cases:

☐	Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture.

☐	Our executive officers or directors may have conflicting fiduciary duties to us and the other entity.

☐
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

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:
☐	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;
☐	terminate our existing contracts;

☐	reduce the scope and value of our existing contracts;
☐	audit and object to our contract-related costs and fees, including allocated indirect costs;

☐	control and potentially prohibit the export of our drug candidates; and
☐	change certain terms and conditions in our contracts.

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

The market for government stockpiling of H5N1 medicines and other antiviral drugs in the Strategic National Stockpile is fairly new and uncertain.

At the present many governments have already stockpiled influenza medicines for H5N1. We cannot predict with certainty the size of the market, if any for all of the antiviral drugs that the governments may want to stockpile. Consequently, we cannot predict whether sales, if any, to governments will be sufficient to fund our business plan and commence revenue generating operations.

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

Our drugs in development for influenza, Flucide, and FluCide HP would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing injectable formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza, which recently failed in Phase II human trials. Several H5N1 bird flu vaccines are also in development worldwide.

We have recently completed preliminary animal studies against HIV that have resulted in the finding that certain of our drug candidates were superior to the oral HAART cocktail in SCID_hu mice lethally infected with HIV-I. We thus believe that we have a very strong lead drug identified against HIV. The analysis of results from these studies has not been completed and the studies have not yet been subjected to peer review. There are several companies with anti-HIV drugs in the market. A new drug, maraviroc from Pfizer has recently been approved, which falls in a new class called CCR5-blockers. Prior to this, two new drugs in a new class called Integrase Inhibitors have been approved. A drug in the class called Entry & Fusion Inhibitors, enfuvirtide, (Fuzeon((TM)), Roche) has also been available. Additionally, the classical drugs, NRTI’s, NNRTI’s and PI’s (protease inhibitors) are used in various combinations. The HIVCide-I nanoviricide is expected to act by a very different kind of mechanism, defining a new class of drugs, that is complementary to the existing classes of anti-HIV drugs.

Our HCV drugs are at the earliest stage of development. There are a growing number of anti-HVC drugs being sold or in advanced stages of clinical development. Companies with anti-HIV and HCV products include Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), Abbott Laboratories, and Schering Plough, in addition to several other pharmaceutical and biotechnology firms.

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

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

☐	pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

☐
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

☐	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and

☐	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

In addition, because our common stock is not listed on Nasdaq or any national securities exchange and currently is quoted at and trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Securities Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which steps include:

☐	obtaining financial and investment information from the investor;
☐	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

☐	providing the investor a written identification of the shares being offered and the quantity of the shares.

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

As of June 30, 2008, the last trade price of our common stock, as quoted on the NASD OTC Bulletin Board, was $1.38. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

☐	progress of our products through the regulatory process;
☐	results of preclinical studies and clinical trials;

☐	announcements of technological innovations or new products by us or our competitors;
☐	government regulatory action affecting our products or our competitors' products in both the United States and foreign countries;

☐	developments or disputes concerning patent or proprietary rights;
☐	general market conditions for emerging growth and pharmaceutical companies;

☐	economic conditions in the United States or abroad;
☐	actual or anticipated fluctuations in our operating results;

☐	broad market fluctuations; and
☐	changes in financial estimates by securities analysts.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At June 30, 2008, shareholders of the Company had 81,181,957 shares of restricted stock, or 68.1% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company's continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management’s Discussion and Analysis in this Form 10-K. While the Company currently has no offers to sell its securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-K.

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of  June 30, 2008, we had 119,270,677 of common stock outstanding, and warrants and options convertible to 6,250,000 shares of common stock outstanding.

Because our common stock is quoted only on the OTC Bulletin Board, your ability to sell your shares in the secondary trading market may be limited.'

Our common stock is quoted only on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2008, 81,181,957 of 119,270,677 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 16,168,135 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a two-year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company’s shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

Description of Property

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 4,100 square feet of office and laboratory space at a base monthly rent of $4,692. Commencing September 1, 2008 the Company rented additional storage space and the base monthly rent increased to $4,892. The term of lease expires in February 28, 2011, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon providing six months written notice.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, in Woodbridge, Connecticut. The term of the occupancy is until January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities.

We subcontract the laboratory research and development work to TheraCour Pharma, Inc. which has a 5,000 square foot laboratory in the same building. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

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

None

PART II

Item 5. Market For Registrant's Common Equity  Related  Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock was initially traded on the Pink Sheets under the symbol NNVC. From June 29, 2007 the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within 2006, 2007, and 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

CHANGE SCHEDULE
Quarter ended	Low price	High price
September 30, 2008	$0.80	$0.85
June 30, 2008	$1.30	$1.49
March 31, 2008	$0.50	$0.54
December 31, 2007	$0.36	$0.42
September 30, 2007	$0.65	$0.74
June 30, 2007	$0.80	$0.99
March 31, 2007	$1.10	$1.79
December 31, 2006	$0.60	$1.22
September 30, 2006	$0.99	$1.68

(1) Effective date of reverse merger, June 1, 2005

Number of Shareholders.

As of June 30, 2008, a total of 119,270,677 the Company’s common stock (shares) are outstanding and held by approximately 199 shareholders of record. Of this amount, 38,059,024 shares are unrestricted. Approximately 29,004,365 shares are restricted securities held by non-affiliates, and the remaining 52,177,592 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2008, there were 4,375,000 warrants and 1,875,000 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

Recent sales of Unregistered Securities.

During the fiscal years ended June 30, 2008 and 2007, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

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

In August 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.36 per share. These warrants, if not exercised will expire in August 2010. The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $30,184 and was recorded as consulting expense.

In November 2006, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock common stock at $1.19 per share.   These warrants, if not exercised will expire in November 2010.  The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $25,888, and was recorded as consulting expense.

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

In February 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.54 per share. These warrants, if not exercised will expire in February 2011.The fair value of these warrants were valued at $32,668 was recorded as consulting expense.

In May 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $1.30 per share. These warrants, if not exercised will expire in May 2011.The fair value of these warrants in the amount of $25,664 was recorded as consulting expense.

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

In June 2007, the Company's Board of Directors authorized the issuance of 15,791 shares of its common stock with a restrictive legend to Dr. Randall Barton for scientific consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $16,800.

In June 2007, the Company's Board of Directors authorized the issuance of 14,099 shares of its common stock with a restrictive legend to Mr. Harry Schochat, Esq. for legal consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000.

In June 2007, 870,000 warrants were converted into common stock, resulting in the issuance of 1,305,000 common shares. Company received $870,000 upon this conversion in July, 2007.

In August 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.80 per share. These warrants, if not exercised will expire in August 2011 The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $14,800 and was recorded as consulting expense.

On September 21, 2007, the Company entered into a Subscription Agreement with DKR Saturn Event Driven Holding Fund Ltd. (the "Investor") pursuant to which the Company agreed to sell 1,500,000 shares (the "Shares") of its common stock, par value $0.001 per share (the "Common Stock") and warrants (the "Warrants") to purchase 450,000 shares of Common Stock (the "Warrant Shares") at an exercise price of $1.00 per share for a purchase price of $750,000.  The Warrants may be exercised at any time and expire in three years.  In connection with the sale, the Company entered into a Registration Rights Agreement with the Investor pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission ("SEC") on or before December 20, 2007 covering the resale of the Shares, the Warrant Shares, and all shares of Common Stock issuable upon any stock split, dividend or other distribution, recapitalization or similar event involving the Common Stock. On January 3, 2008 the Company filed a Form SB-2 with the Securities and Exchange Commission. This filing became effective as of April 11, 2008.

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

In September 2007, the Company's Board of Directors authorized the issuance of 13,899 shares of its common stock with a restrictive legend to Dr. Randall Barton for scientific consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $8,400.

In September 2007, the Company's Board of Directors authorized the issuance of 11,345 shares of its common stock with a restrictive legend to Mr. Harry Schochat, Esq. for legal consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000.

In November 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock common stock at $.54 per share.   These warrants, if not exercised will expire in November 2011  The fair value of these warrants, by using the Black-Scholes option pricing model, were valued at $7,200, and was recorded as consulting expense.

In December 2007, the Company's Board of Directors authorized the issuance of 25,820 shares of its common stock with a restrictive legend to Dr. Randall Barton for scientific consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $11,900.

In December 2007, the Company's Board of Directors authorized the issuance of 31,332 shares of its common stock with a restrictive legend to Mr. Harry Schochat, Esq. for legal consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000

In February 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $.53 per share. These warrants, if not exercised will expire in February 2012.The fair value of these warrants were valued at $8,500 was recorded as consulting expense.

In March 2008 the Company's Board of Directors authorized the issuance of 18,530 shares of its common stock with a restrictive legend to Dr. Randall Barton for scientific consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $8,400.

In March 2008, the Company's Board of Directors authorized the issuance of 33,089 shares of its common stock with a restrictive legend to Mr. Harry Schochat, Esq. for legal consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000.

In March 2008 the Company's Board of Directors authorized the issuance of 9,927 shares of its common stock with a restrictive legend to Udayan Gupta for consulting services. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $4,500.

In April 2008 the Company's Board of Directors authorized the issuance of 27,750 shares of its common stock with a restrictive legend to Friedland Investment Events, LLC for consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $10,823

In May 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.48 per share. These warrants, if not exercised will expire in May 2012.The fair value of these warrants in the amount of $32,253 was recorded as consulting expense.

In June 2008 the Company's Board of Directors authorized the issuance of 8,983 shares of its common stock with a restrictive legend to Dr. Randall Barton for scientific consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $8,400.

In June 2008, the Company's Board of Directors authorized the issuance of 16,046 shares of its common stock with a restrictive legend to Mr. Harry Schochat, Esq. for legal consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000.

In June 2008 the Company's Board of Directors authorized the issuance of 4,812 shares of its common stock with a restrictive legend to Udayan Gupta for consulting services. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $4,500.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended June 30, 2007. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K,10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment against Dengue Fever viruses, Ebola/Marburg viruses, and viruses causing certain eye diseases. The Company anticipates negotiating with TheraCour an amendment to the Licensing Agreement to include those of these additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock (see Item 5 Recent Sales of Unregistered Securities). We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Collaborative Agreements and Contracts

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide(TM)-I, AviFluCide-I(TM) and AviFluCide-HP(TM) were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing of  RabiCide-I(TM), the company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008.  The work with NIHE will likely continue through calendar year 2009. While the MOU provides for a final agreement between the Company and NIHE, we have not yet discussed a “final agreement” with NIHE and continue to work under the existing MOU. There are no financial obligations or responsibilities for either the Company or NIHE pursuant to the provisions of the MOU.

We have finalized execution of a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC), Atlanta, GA in July, 2008. This agreement was initiated based on our success against Rabies in the animal studies conducted at NIHE Vietnam. Preliminary animal studies against Rabies are expected to start in the last quarter of calendar year 2008 or first quarter of calendar year 2009. Subsequent to the agreement execution, the Company has supplied certain materials to CDC for testing. This testing, if successful, is expected to expand to involve potential use of nanoviricides as (1) a post-infection therapeutic drug against rabies, possibly in conjunction with a rabies vaccine, and (2) a post-exposure prophylactic drug against rabies, to replace costly human or monoclonal antibodies, possibly in conjunction with a rabies vaccine. To date, there is no effective post-infection therapeutic against rabies. Post-exposure prophylaxis market has been estimated to be as much $300M to $500M worldwide.

We have finalized a CRADA with Walter Reed Army Institutes of Research (WRAIR) to develop collaboratively antiviral agents against all four types of dengue viruses in April, 2007.  Preliminary work has commenced under this CRADA. This CRADA is expected to be renegotiated due to changes in funding requirements at WRAIR.

We have finalized a Materials Transfer Agreement (MTA) with the United States Army Institute of Infectious Diseases (USAMRIID) to develop antiviral agents against Ebola, Marburg and other hemorrhagic viruses in October 2007. Preliminary studies began in February, 2008. Certain nanoviricides candidates were found to be highly successful against Ebola virus in pre-clinical cell culture studies. Ebola virus is known to produce, in vivo, a soluble decoy protein that is a portion of its surface glycoprotein. If the nanoviricides that were successful in the in vitro studies bind to the decoy protein portion of the Ebola virus envelope, then we would expect that the nanoviricides would be neutralized in vivo by the decoy protein. We are therefore developing novel ligands that would potentially bind to the Ebola virus glycoprotein portion that is known to be not a part of the decoy protein. The MTA was extended for another year in October, 2008 to continue these studies.

We have finalized a CRADA with Armed Forces Institute of Pathology (AFIP) to perform animal studies against H5N1 in March, 2008. The animal protocols are in review for final approval by their animal care committee.

We have finalized an agreement with a major Medical Institute to perform animal studies of our eye drop formulation of nanoviricides against viral EKC (viral Epidemic Kerato-conjunctivitis) in March, 2008. The first EKC-Cide(TM)-I animal study was completed in June, 2008. Biochemical testing of the samples is continuing. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment. We have received significant interest from certain Pharmaceutical companies in this drug candidate.

We have a continuing job-based subcontract relationship with KARD Scientific, Inc., Beverly, MA.  KARD Scientific is owned and operated by Dr. Krishna Menon, who also serves as Chief Regulatory Officer to NanoViricides, Inc. in a consulting capacity. KARD Scientific has performed repeated studies of nanoviricides against common influenza. KARD Scientific also conducted certain efficacy studies of nanoviricides drug candidates against HIV in SCID-hu/Thy/Liv mouse model beginning in March, 2008. The results from this study are being compiled. Significantly, the best nanoviricide drug candidate showed viral load reduction that was superior to that of animals treated with the oral HAART 3-drug cocktail. This drug candidate also showed superior survival of mice as compared to those given the standard cocktail. If these preliminary results continue to hold in further studies, and later in humans, the Company believes that, either alone or conjunction with existing anti-HIV drugs, it should be possible to develop a “Functional Cure” for HIV/AIDS as defined by NIAID, using our anti-HIV nanoviricides. Our belief is based on the excellent efficacy profile of these drug candidates, their excellent safety profile, and the understanding that the mechanism of nanoviricide action is complementary to that of the other anti-HIV drugs.

The Company’s Drug Pipeline

Management believes that it has achieved significant milestones in the development of a number of antiviral nanoviricide drug candidates. We now have high efficacy lead drug candidates against (1) common Influenza (FluCide-I), (2) all High Path Avian Influenzas including H5N1 (FluCide-HP), (3) Rabies (RabieCide-I), (4) viral EKC (EKCCide-I), and (5) HIV (HIVCide-I).  In addition, the Company has also established the technology feasibility for (a) broad-spectrum nanoviricides, and (b) Just-in-Time ADIF technology; both of which are well suited for stockpiling to defend against known as well as novel infectious diseases.

The Company has not yet performed detailed safety profile studies to be included in a “Tox Package” for submission to the FDA for any of our drug candidates. Our studies regarding safety of the various nanoviricide drug candidates to date have been preliminary and of a limited nature.

Management’s beliefs are based on results of pre-clinical cell culture studies and in vivo animal studies using mice.

The Company thus has a strong and growing drug pipeline to take us several years into the future. The Company already has technologies in development that promise to yield even better drugs against various diseases as the drugs we are developing now approach their product end of lifecycle.

It should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative, but not considered confirmative, of the capabilities of the nanoviricides technology's potential. With the success of these preliminary studies, the Company has decided to perform further pre-clinical studies that validate safety and efficacy of its materials and its various anti-viral drugs.  Management intends to use capital and debt financing to enable the completion of these goals.

Requirement for Additional Capital

We currently do not have sufficient cash reserves to meet all of our budgeted obligations for the next twelve months and we may not be able to obtain the necessary financing. As of June 30, 2008 we have a cash balance of $816,386 which can support operations through January 1, 2009.  We expect to incur costs of approximately $3-5 million dollars in the upcoming twelve months to operate our business in accordance with our business plans.  If we are unable to obtain additional financing, our business plan will be delayed.

On August 22, 2008, the Company consummated subscriptions with certain investors whereby the Company sold 3,286,000 shares (the “Shares”) of its common stock , par value$0.001 per share (the “Common Stock”) and Warrants (“Warrants”) to purchase 1,643,000 shares of  Common Stock at an exercise price of $2.00 per share for an aggregate purchase price of $3,286,000. The 3,286,000 share private placement of stock included 150,000 shares of Common Stock subscribed  and 75,000 warrants in consideration of $150,000 of scientific testing and other laboratory work performed for the Company.  The Warrants may be exercised at any time and expire on September 17, 2011.

Also on August 22, 2008, the Company consummated subscriptions with certain of its Warrant holders whereby the Company offered all the holders of its $2.50 Warrants the option of exercising the Warrants at $1.00 per share of Common Stock, of which warrants to purchase 50,000 shares of Common Stock for an aggregate price of $50,000 were exercised. Concurrently, the Company consummated subscriptions with certain other of its Warrant holders whereby the Company offered all the holders of its $1.00 Warrants the option of exercising the Warrants at $0.75 per share of Common Stock, of which warrants to purchase 75,000 shares of Common Stock for an aggregate price of $56,250 were exercised.

We expect we will require between $3,000,000 and $5,000,000 to execute the first part of our business plan which covers operations through June 30, 2009. Assuming that we are successful in raising additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1
Research and Development of $1,500,000: Includes planned costs of $1,200,000 for multiple drug variations and in-vivo and in-vitro studies for FluCide-1(TM), AviFluCide(TM), FluCide HP(TM), and Rabies planned for the year ended June 30, 2009. The Company has allocated the planned costs of $1,200,000 evenly over the seven drug candidates. Depending on the results of these clinical trials, we expect to commence with early stage development of a drug for HIV for which we have budgeted $300,000.

2	Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3
Capital costs of $1,250,000: This is the estimated cost for equipment and laboratory improvements. The Company will incur these costs based on the results of trials in the third calendar quarter of 2007 indicating improvement over present treatments.

4
Staffing costs of $1,500,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, as required for development of necessary data for filing an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

The Company will be unable to proceed with its planned drug development, meet its administrative expense requirements, capital costs, and staffing costs without obtaining additional financing of approximately $3,000,000 to $5,000,000.  If we are unable to obtain additional financing, our business plan will be significantly delayed or curtailed.

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

The Company has signed several cooperative research and development agreements with different agencies and institutions.

The Company expects to enter into additional cooperative agreements with other governmental and non-governmental, academic, or commercial, agencies, institutions, and companies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

The following table summarizes the primary components of our research and development expenses as allocated, during the periods presented in this Form 10K.

	Year Ended June 30, 2008	Year Ended June 30, 2007	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2008
All Influenzas: FluCide(TM), FluCide-HP, and AviFluCide	194,127	607,400	1,527,444
EKC-Cide(TM)	270,200	0	270,200
HIV-Cide(TM)	440,100	0	440,100
RabiCide(TM)	65,500	65,863	252,349
Other (includes dengue, Ebola, and other projects)	69,500	58,545	211,804
Total Research and development	1,039,427	731,808	2,701,897

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Project	Drug Development of FluCide(TM) for Common Influenza
Current status
FluCide-I, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti-influenza nanoviricide. It is based on a well-known ligand mechanism by which influenza viruses bind to cells. This mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces. FluCide-I has been tested in cell cultures and in mice and has demonstrated better results than oseltamivir. The Company is planning in-vivo and in-vitro studies with FluCide-I at various institutions and subcontractors.

Nature, timing and estimated costs
We believe that we will continue with FluCide-I as a drug candidate. The Company has budgeted approximately $500,000 for the material development, production and testing of this drug during the first calendar quarter of 2009. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,000,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of AviFluCide(TM) for Avian Influenza
Current status
AviFluCide is a specific anti-H5N1 anti-influenza nanoviricide. It is based on an antibody provided to us by the NIHE, Vietnam by which influenza viruses bind to cells. AviFluCide has been tested in cell cultures and has demonstrated better results than oseltamivir. Given the high efficacy demonstrated by FluCide-HP against H5N1, the Company has decided to abandon the development of the more expensive and troublesome antibody-based drug, viz. AviFluCide.

Nature, timing and estimated costs
The Company has chosen to stop AviFluCide (H5N1-only) drug development, and to promote the development of FluCide-HP instead. FluCide-HP is expected to work against all High Path Avian Influenzas (HPAI), rather than H5N1 alone.

Anticipated completion date	Project completed successfully.
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely
The development was terminated due to the high success of FluCide-HP. This project demonstrated the technical feasibility of our ADIF(TM) “Accurate-Drug-In-Field” technology which is well suited for tackling novel and emerging viruses in bio-defense applications.

Timing of commencement of expected material net cash inflows	Project terminated.

Project	Drug Development of FluCideHP(TM) for all High Pathogenic Avian Influenzas
Current status
FluCide-HP, is currently in preclinical studies against all common influenzas as well as various highly pathogenic avian influenzas with pandemic potential, including H5N1, H7N and H9N. It is a broad-spectrum anti-influenza nanoviricide. It is based on a well-known ligand mechanism by which influenza viruses become highly pathogenic to humans. This mechanism involves the hemagglutinin coat protein region of influenza virus protein called the polybasic site. FluCide-HP has been tested in cell cultures and in mice and has demonstrated better results than oseltamivir. The Company is planning further in-vivo and in-vitro studies with FluCide-HP at various institutions and subcontractors.

Nature, timing and estimated costs
The Company has budgeted approximately $500,000 for the material development, production and testing of this drug during the year ending June 30, 2009. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,000,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of RabiCide(TM) for Rabies
Current status
RabiCide, is currently in preclinical studies against rabies. It is a broad-spectrum anti-influenza nanoviricide. It is based on a well-known ligand mechanism by which rabies viruses bind to cells. Rabicide has been successfully tested in mice. The Company is planning additional in-vivo and in-vitro studies with RabiCide at the Vietnam National Institute of Hygiene and Epidemiology (NIHE) and at the CDC during 2008-2009.

Nature, timing and estimated costs
The Company has budgeted approximately $300,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies which we have presently budgeted at $500,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of EKCCide(TM) for Viral EKC
Current status
EKC-Cide is currently in preclinical studies against viral EKC. It is a broad-spectrum anti-viral nanoviricide eye drops solution. It is based on a well-known ligand mechanism by which adenoviruses and herpes-viruses bind to cells. EKC-Cide has been successfully tested in rabbits against adenoviral EKC. The Company is planning additional in-vivo and in-vitro studies with EKCCide against adenoviral EKC as well as Herpes viral keratitis at various institutions and subcontractors during 2008-2009.

Nature, timing and estimated costs
The Company has budgeted approximately $500,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,000,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of HIV-Cide(TM) for HIV/AIDS
Current status
HIV-Cide is currently in preclinical studies against HIV/AIDS. It is a HIV-specific anti-viral nanoviricide. It is based on a well-known ligand mechanism by which HIV binds to various cellular receptors. HIV-Cide has been successfully tested in SCID-hu mice against HIV. The Company is planning additional in-vivo and in-vitro studies with HIV-Cide against HIV at various institutions and subcontractors during 2008-2009.

Nature, timing and estimated costs
The Company has budgeted approximately $1,500,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000.

Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Other drug candidates:  nanoviricides for Ebola/Marburg, Dengue, HCV, and several other viral diseases are at a various early stages of research and development and involve a substantial amount of uncertainty as to the development of these drug candidates. At this time, very little resources have been allocated to these drugs. However should the early studies of any of these drug candidates provide an indication of high efficacy, the corresponding drug candidate will become a full-fledged drug development project and the Company will endeavor to seek additional monies for the necessary drug development work.

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

The Company is currently engaged in a national search for an R&D as well as manufacturing facility. The manufacturing portion of the facility will eventually need to be certified by the FDA in order for the Company to produce experimental materials that can be used in human clinical trials. It is preferable to use the same quality of materials for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I, II and III ).

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application in our 2010-2011 fiscal year, subject to available research and development funds. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (IND) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

Most pharmaceutical companies expect 4 to 10 years of study to be needed before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents area, our studies will have objective response end points, and further, studies on acute viral infectious diseases are expected to be of relatively short durations. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing needs.

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations for the next twelve months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2008, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Results of Operations

The Company is a development-stage biopharmaceutical company and does not have revenue for the year ending June 30, 2008.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses decreased $398,300 from $2,351,104 for the year ended June 30, 2008 to $1,952,804 for the year ended June 30, 2007.  The decrease resulted from a consolidation of non-research and development oriented services.

Research and development expenses for the year ended June 30, 2008 increased $307,619 to $1,039,427 from $731,808 for the year ended June 30, 2007.  This increase in the cost of Research and development is largely attributable to the development of additional drug candidates.

Research and Development expenses were offset in the amount of $200,190 by a Connecticut Refundable Research and Development Creidt.

Other Income (Expenses) – Net Interest income was $53,704 and $54,511 for the years ending June 30, 2008 and 2007, respectively. Net Interest income in 2008 included interest on cash equivalent deposits in an interest-bearing account.

Interest expense in 2007 included amortization of loan costs, debt discounts, and beneficial conversion features of convertible debentures.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2008, we had federal net operating loss carryforwards of approximately $6,702,000 resulting in a tax benefit of approximately $2,901,100 for Federal reporting purposes.  This amount has been offset by a full valuation allowance.

Net Operating Loss - For the year ended June 30, 2008, the Company had a net loss of $2,738,337, or $0.02 per share compared to a net loss of $3,118,963, or $0.03 per share for the year ending June 30, 2007.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $816,386 as of June 30, 2008.  On the same date, accounts payable and accrued liabilities outstanding totaled $1,024,511.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.   The Company has an accumulated deficit of $9,207,737 at June 30, 2008.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.  The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended June 30, 2008, contained going concern language.  On August 22, 2008, the Company had accepted subscriptions for shares of the Company’s common stock and the exercise of warrants in the aggregate amount of $3,286,000.00.  While this sum should be sufficient for us to continue our operations through the current fiscal year, it is not enough for us to execute the first phase of the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trails, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting Basis – The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Research and Development – Research and development expenses consist primarily of costs associated with the preclinical and or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

Accounting for Stock Based Compensation – The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified prospective-transition method. Under that transition method, compensation cost recognized in the years ended June 30, 2007 includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

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

POLICY AFFECTING RECOGNITION OF REVENUE

The Company is a development stage company and does not have revenue arising from operations

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements as required under other accounting pronouncements. SFAS No. 157 is effective for financial statements beginning with fiscal year beginning after November 15,2007, and interim periods within those fiscal years. In February, 2008, the FASB issued FASB Staff position No. FAS 157-1 (FSP FAS 157-1) which excludes SFAS No. 13, from the scope of SFAS 157.  In February 2008, the FASB issued FASB Staff Position No.157-2 (FSP 157-2) which provides a one year delayed application of SFAS 157 for non financial assets and liabilities, except for items that are recognized  or disclosed at fair value in the financial statements on a recurring basis ( at least annually). We are required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 On July 1, 2008 The Company is in the process of assessing the effect SFAS No. 157 may have on its financial statements. The adoption is not expected  to have a material impact on our financial statements ..

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" ("SFAS 159") to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating this pronouncement.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning July 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We do not anticipate the implementation of this Issue to be material to our financial position or results of operations.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (ETIF) on Issue No. 07-1 (EITF 07-1), Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This Issue is effective for us beginning July 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we don not anticipate the implementation of this Issue to be material to our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)." This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will effective for the Company on July 1, 2009. This FSP would apply to the Company's convertible debentures. The Company is currently evaluating how it may affect the financial statements.  The Company does not currently have any convertible debt instruments.

In June 2008, the FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on July 1, 2009. The Company does not expect FSP EITF 03-6-1 to have a material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A(T). CONTROLS AND PROCEDURES

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weaknesses discussed below. Notwithstanding the material weaknesses discussed below, our management has concluded that the  financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The company believes that it has taken steps for remediation of these weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2008:

1.  Timeliness of Financial Reporting: Our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's controls were not effective as of June 30, 2008 due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007.

2.  Segregation of Duties:  We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions.  Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis.

Remediation Efforts to Address Deficiencies in Internal Controls Over Financial Reporting

As a result of the findings of management’s assessment of our internal controls, the Company intends to remediate this weakness by retaining full-time accounting personnel, continuing to search for a replacement Chief Financial Officer and the institution of additional internal reporting provisions and controls.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B  Other Information

Not applicable

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	50	President; Chairman of the Board
Eugene Seymour, MD, MPH	67	Chief Executive Officer; Acting CFO; Director

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Eugene Seymour, MD, MPH, age 67, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation which funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master's degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians.

Anil Diwan, PhD, age 50, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc, as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds four patents, one issued and three applied for, and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980).

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

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The Company's executive compensation program for the named executive officers (NEOs) is administered by the Board of Directors.

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive's individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information.

DETERMINATION OF COMPENSATION

The Board of Directors makes independent decisions about all aspects of NEO compensation, and takes into account compensation data and benchmarks for comparable positions and companies in different applicable geographical areas.

The Company's current executives’ compensation program as of the date of this report has been at the same level since 2005. The program is simplistic and is less structured than a more mature corporation. Two of our officers are founders or co-founders of the Company and their ownership in the Company has driven their philosophy to provide modest salaries and no annual bonus. The compensation structure was set to retain capital resources in the Company to further growth.

The following table reflects all forms of compensation for the year ended June 30, 2008 and for the period from May 12, 2005 (date of inception) through June 30, 2008. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LP Payouts ($)	All Other Compensation ($)

Eugene Seymour,
CEO, Director	2008	$237,500		$-	$-	$2,035	125,000		$-
	2007	$200,000		$-	$-	$6,208	125,000		$-
	2006	$150,000		$-	$-	$23,087	250,000		$-
Anil Diwan,
President, Director	2008	$243,107	$		$1,500	$5,009	333,334		$-
	2007	$200,000	$		$-	$17,197	333,333		$-
	2006	$150,000		$211,000	$-	$41,144	333,333

Leo Ehrlich,	2008	$91,666	$		$-	$-	-
Former CFO*	2007	$150,000	$		$-	$3,657	125,000
	2006	$150,000	$		$-	$23,087	250,000

*	Deferred compensation paid in 2008, accrued in 2007

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of June 30, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
TheraCour Pharma, Inc.(3) (4) 135 Wood Street West Haven, CT 06516	35,370,000	29.66.%
Anil Diwan (3) (4) 135 Wood Street West Haven, CT 06516	11,000,000	9.23%
Eugene Seymour (5) 135 Wood Street West Haven, Connecticut 06516	8,500,000	7.13%
Leo Ehrlich (6) 135 Wood Street West Haven, Connecticut 06516	7,225,000	6.06%
All Directors and Executive Officers as a Group (3 persons) (7)	60,902,592	52.08%

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

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon 119,270,677 shares of Common Stock outstanding as of June 30 2008, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)
Anil Diwan, President and Chairman of the Board of Directors. Includes 10,000,000 shares of NanoViricides common stock held by Mr. Diwan and 1,000,000 shares of NanoViricides common stock issuable upon exercise of options held by Mr. Diwan that are currently exercisable or will become exercisable within 60 days.

(4)
Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour.  Anil Diwan has both investment and dispositive power over the Nanoviricides shares held by TheraCour Pharma, Inc.

(5)
Eugene Seymour, Chief Executive Officer and Director. Includes 8,000,000 shares of NanoViricides common stock held by Dr. Seymour and 500,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days.

(6)
Leo Ehrlich, formerly Chief Financial Officer and Director. Includes 4,850,000 shares of NanoViricides common stock held by Mr. Ehrlich and includes 2,000,000 shares of NanoViricides common stock held by the wife and children of Leo Ehrlich, and 375,000 shares of NanoViricides common stock issuable upon exercise of options held by Mr. Ehrlich that are currently exercisable.

(7)	Includes 35,370,000 shares of Common Stock indirectly owned by certain of the Executive Officers and Directors as a group.

EMPLOYMENT AGREEMENTS

On September 26, 2005, the Company entered into employment agreements with its three executive officers, Eugene Seymour, Chief Executive Officer, Anil Diwan, President and Chairman of Board, and Leo Ehrlich, Chief Financial Officer. All three agreements provide a minimum annual base salary of $200,000 for a term of three years. This base salary increased to $250,000 per year upon closing of a financing to the Company as of October 16, 2007. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance pay in the amount of $100,000. Additionally the agreements provided the following stock options exercisable into the Company’s common stock at $0.10 per share:

☐
Dr. Anil Diwan received 1,000,000 options, 333,333 options vested upon execution of the employment agreement. Another 333,333 options vested on January 1, 2007. The remaining 333,334 options vested on January 1, 2008 . The options expire September 26, 2015.

☐
Dr. Eugene Seymour received 500,000 options, 250,000 options vested upon execution of the employment agreement. Another 125,000 options vested on January 1, 2007. The remaining 125,000 options vested on January 1, 2008 The options expire September 26, 2015.

Leo Ehrlich received 500,000 options, 250,000 options vested upon execution of the employment agreement. 125,000 options vested on January 1, 2007 . The remaining options (125,000 options)were cancelled upon Mr. Ehrlich’s resignation from the Company on May 16, 2007. The options expire September 26, 2015.

The employment agreement expired on September 26, 2008. The Company and two of the executives have agreed to continue the executive compensation under the same terms until a new agreement is put into effect.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2008 fiscal year.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2008, the SAB was granted a total of 180,000 stock warrants exercisable into common shares at prices from $ .37 to $ 1.48 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Development costs charged by and paid to TheraCour Pharma, Inc. was $2,086,979 since inception through June 30, 2008; $746,309 and $617,007 or the years ended June 30, 2008 and 2007, respectively. No royalties are due or have been paid from inception through June 30, 2008.

TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License.

As of June 30, 2008, TheraCour owns 35,370,000 shares of the Company’s outstanding common stock.

Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, a non-executive officer position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2008, and 2007, were, $233,015 and $114,801 respectively, and $554,235 since inception.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

June 30, 2008:	$ 177,000	Holtz Rubinstein Reminick LLP
June 30, 2007:	$ 120,000	Holtz Rubinstein Reminick LLP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

June 30, 2008:	$ 11,000	Holtz Rubinstein Reminick LLP
June 30, 2007:	$ 34,000	Holtz Rubinstein Reminick LLP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2008:	$ 0	Holtz Rubinstein Reminick LLP
June 30, 2007:	$ 0	Holtz Rubinstein Reminick LLP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2008:	$ 0	Holtz Rubinstein Reminick LLP
June 30, 2007:	$ 0	Holtz Rubinstein Reminick LLP

Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Holtz Rubinstein Reminick LLP.  All the services performed by Holtz Rubinstein Reminick LLPthat are described above were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation, as amended, of the Registrant
3.2*	By-laws of the Registrant

4.1*	Specimen Stock Certificate of the Registrant
4.2*	Series A Convertible Debenture
4.3*	Form of Warrant
10.1*	Share Exchange Agreement between NanoViricide, Inc. and the Registrant
10.2*	Employment Agreement Eugene Seymour
10.3*	Employment agreement Anil Diwan
10.4*	Employment agreement Leo Ehrlich
10.5*	Form of Scientific Advisory Board Agreement
10.6*	Amended License Agreement with TheraCour Pharma, Inc.
10.7*	Lease with landlord
10.8*	Form of First Subscription Agreement
10.9*	Form of Second Subscription Agreement
10.10*	Code of Ethics
10.11*	Amended Agreement #2 with TheraCour Pharma, Inc.
10.12*	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005

* Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on November 14, 2006, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2008

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive and Interim Chief Financial Officer and Director

/s/ Anil Diwan
Anil Diwan
Chief Executive Officer, President and Chairman of the Board of Directors

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NanoViricides, Inc.

We have audited the accompanying balance sheets of NanoViricides, Inc. (a development stage company, the “Company”) as of June 30, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007 and the cumulative period from May 12, 2005 (date of inception) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoViricides, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 and the cumulative period from May 12, 2005 (date of inception) through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP

New York, NY
October 28, 2008

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	June 30, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$816,386	$967,797
Prepaid expenses	328,544	251,722
Other current assets	102,873	5,000

Total current assets	1,247,803	1,224,519

Property and equipment, net	133,738	18,487

OTHER ASSETS:

Security deposit	80,000	100,000
Trademark, net	6,709	7,215

Total other assets	86,709	107,215

TOTAL ASSETS	$1,468,250	$1,350,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$295,555	$72,845
Accounts payable – related parties	374,394	262,038
Accrued expenses	96,130	65,000
Accrued payroll to officers and related payroll tax expense	258,432	450,000

TOTAL CURRENT LIABILITIES	1,024,511	849,883

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized at June 30, 2008 and 2007; issued and outstanding: 119,270,677 (2008) and 114,069,144(2007)	119,271	114,069
Additional paid-in capital	9,532,205	6,855,689
Stock subscription receivable	-	(20)
Deficit accumulated during the development stage	(9,207,737)	(6,469,400)

TOTAL STOCKHOLDERS’ EQUITY	443,739	500,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,468,250	$1,350,221

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended June 30,2008	Year Ended June 30,2007	For the Cumulative Period From May 12. 2005 (Inception) Through June 30, 2008

Revenues	$-	$-	$-

Operating expenses:
Research and development	1,039,427	731,808	2,701,897
Refund Credit for research and development costs	(200,190)	-	(200,190)
General and administrative (of this amount $181,718, $453,201 and $1,062,623 was for stock and option based compensation to consultants and officers)	1,952,804	2,351,104	6,035,099
Total operating expenses	2,792,041	3,082,912	8,536,806
Loss from operations	(2,792,041)	(3,082,912)	(8,536,806)

Other income (expenses)
Interest income, net	53,704	54,511	116,078
Non cash interest on convertible debentures	-	(7,644)	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	(82,918)	(713,079)

Total other income ( expenses)	53,704	(36,051)	(670,931)
Net loss to common stockholders	$(2,738,337)	$(3,118,963)	$(9,207,737)

Net loss per share: basic and diluted
	$(0.02)	$(0.03)
Weighted average shares outstanding: basic and diluted	117,098,514	112,255,669

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD MAY 12, 2005 (INCEPTION) THROUGH JUNE 30, 2008

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Shareholders' Equity

Shares issued May 12, 2005 (Inception)	20,000	$20	$-	$(20)	$-	$-

Share exchange with Edot-com.com Inc., June 1, 2005	(20,000)	(20)	-	20	-	-

Shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005	80,000,000	80,000	(79,980)	(20)	-	-

Shares outstanding Edot-com.com Inc., June 1, 2005	20,000,000	20,000	(20,000)	-	-	-

Net loss period ended June 30, 2005	-	-	-	-	(66,005)	(66,005)

Balance at June 30, 2005 (as restated)	100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005	-	-	5,277	-	-	5,277

Legal expenses related private placement of common stock, July 31, 2006	-	-	(2,175)			(2,175)

Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005	-	-	5,302	-	-	5,302

Warrants issued to Scientific Advisory Board, August 15, 2005	-	-	4,094	-	-	4,094

Options issued to officers, September 23, 2005	-	-	87,318	-	-	87,318

Shares issued for consulting services rendered at $.081 per share, September 30, 2005	2,300,000	2,300	184,000	-	-	186,300

Shares issued for interest on debentures, September 30, 2005	48,177	48	4,267	-	-	4,315

Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005	-	-	166,666	-	-	166,666

Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005	-	-	166,667	-	-	166,667

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders' Equity
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005	-	-	45,000	-	-	45,000

Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005	-	-	275,000	-	-	275,000

Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005	-	-	49,167	-	-	49,167

Warrants issued to Scientific Advisory Board, November 15, 2005	-	-	25,876	-	-	25,876

Shares and warrants issued in connection with private placement of common stock, November 28, 2005	340,000	340	169,660	-	-	170,000

Shares and warrants issued in connection with private placement of common stock, November 29, 2005	300,000	300	149,700	-	-	150,000

Shares and warrants issued in connection with private placement of common stock, November 30, 2005	150,000	150	74,850	-	-	75,000

Shares and warrants issued in connection with private placement of common stock, December 2, 2005	100,000	100	49,900	-	-	50,000

Shares and warrants issued in connection with private placement of common stock, December 6, 2005	850,000	850	424,150	-	-	425,000

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Shares issued for legal services rendered at $.95 per share, December 6, 2005	20,000	20	18,980	-	-	19,000

Shares and warrants issued in connection with private placement of common stock, December 12, 2005	750,000	750	374,250	-	-	375,000

Shares and warrants issued in connection with private placement of common stock, December 13, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 14, 2005	50,000	50	24,950	-	-	25,000

Shares issued in connection with debenture offering, December 15, 2005	50,000	50	48,950	-	-	49,000

Shares and warrants issued in connection with private placement of common stock, December 20, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 29, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 30, 2005.	50,000	50	24,950	-	-	25,000

Shares issued for interest on debentures, December 31, 2005	19,476	19	17,321	-	-	17,340

Shares issued for consulting services rendered at $1.46 per share, January 9, 2006	3,425	4	4,997	-	-	5,001

Warrants issued to Scientific Advisory Board on February 15, 2006	-	-	49,067	-	-	49,067

Warrants issued to Scientific Advisory Board on May 15, 2006	-	-	51,048	-	-	51,048

Shares issued for interest on debentures, March 31, 2005	7,921	8	22,184	-	-	22,192

Options exercised, May 31, 2006	1,800,000	1,800	88,200	-	-	90,000

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Shares and warrants issued in connection with private placement of common stock, June 15, 2006	1,875,000	1,875	1,873,125	-	-	1,875,000
				-
Shares issued for interest on debentures, June 30, 2006	14,426	14	22,424	-	-	22,438

Net loss year ended June 30, 2006.	-	-	-	-	(3,284,432)	(3,284,432)

Balance at June 30, 2006 (as restated)	108,878,425	$108,878	$4,480,035	$(20)	$(3,350,437)	$1,238,456

Shares issued for interest on debentures, July 31, 2006	5,744	6	7,638	-	-	7,644

Shares issued in connection with conversion of convertible debentures, July 31, 2006	3,333,333	3,333	996,667	-	-	1,000,000

Exercise of stock warrants, July 31, 2006	200,000	200	49,800	-	-	50,000

Warrants issued to Scientific Advisory Board on August 15, 2006	-	-	30,184	-	-	30,184

Warrants issued to Scientific Advisory Board on November 15, 2006	-	-	25,888	-	-	25,888

Shares issued for consulting and legal services rendered at $.76 per share, January 2, 2007	216,000	216	163,944	-	-	164,160

Warrants issued to Scientific Advisory Board on February 15, 2007	-	-	32,668	-	-	32,668

Warrants issued to Scientific Advisory Board on May 15, 2007	-	-	25,664	-	-	25,664

Shares issued for consulting services rendered at $1.03 per share, June 12, 2007	752	1	774	-	-	775

Shares issued for consulting services rendered at $1.15 per share, June 20, 2007	100,000	100	114,900	-	-	115,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 20, 2007	930,000	930	619,070	-	-	620,000

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Shares issued upon conversion of convertible warrants at $1.00 per share, June 25, 2007	75,000	75	49,925	-	-	50,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 30, 2007	300,000	300	199,700	-	-	200,000

Shares issued for consulting and legal services rendered at $1.06 per share, June 30, 2007	29,890	30	31,770	-	-	31,800

Options issued to officers June 30, 2007	-	-	27,062	-	-	27,062

Net loss year ended June 30, 2007.	-	-	-	-	(3,118,963)	(3,118,963)

Balance at June 30, 2007	114,069,144	$114,069	$6,855,689	$(20)	$(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board on August 15, 2007	-	-	14,800	-	-	14,800

Shares and warrants issued in connection with private placement of common stock, September 21, 2007	1,500,000	1,500	748,500	-	-	750,000

Shares issued for consulting and legal services rendered at $.75 per share September 30, 2007	25,244	25	18,375	-	-	18,400

Shares and warrants issued in connection with private placement of common stock, October 16, 2007	3,250,000	3,250	1,621,750	-	-	1,625,000

Shares and warrants issued in connection with private placement of common stock, October 16, 2007	250,000	250	124,750	-	-	125,000

Warrants issued to Scientific Advisory Board on November 15, 2007	-	-	7,200	-	-	7,200

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
Shares issued for consulting and legal services rendered at $.49 per share December 31, 2007	57,152	57	26,843	-	-	26,900

Options issued to officers January 1, 2008			7,044			7,044

Warrants issued to Scientific Advisory Board on February 15, 2008	-	-	8,500	-	-	8,500

Shares issued for consulting and legal services rendered at $ .45 per share March 31, 2008	61,546	62	27,838	-	-	27,900

Shares issued for consulting services rendered at $.39 per share April , 2008	27,750	28	10,793	-	-	10,821

Warrants issued to Scientific Advisory Board on May 15, 2008	-	-	32,253	-	-	32,253

Shares issued for consulting services rendered at $1.03 per share June 30, 2008	29,841	30	27,870	-	-	27,900

Stock subscriptions received	-	-	-	20	-	20

Net loss year ended June 30, 2008.	-	-	-	-	(2,738,337)	(2,738,337)

Balance at June 30, 2008	119,270,677	$119,271	$9,532,205	$-	$(9,207,737)	$443,739

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2008	Year Ended June 30, 2007		For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2008
OPERATING ACTIVITIES:

Net loss	$(2,738,337)	$(3,118,963)		$(9,207,737)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services rendered	111,921	311,735		633,957
Warrants granted to scientific advisory board	62,753	114,404		307,241
Amortization of deferred compensation	7,044	27,062		121,424
Depreciation and amortization	6,428	2,525		9,047
Amortization of deferred financing expenses	-	6,714		51,175
Non cash interest on convertible debentures	-	7,644		73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	82,918		713,079
Changes in assets and liabilities:
Prepaid expenses	(76,822)	( 22,994	) )	(328,544)
Other current assets	(97,873)	(20,000)		(102,873)
Deferred expenses	-	-		(2,175)
Accounts payable-trade	222,710	28,769		295,555
Accounts payable – related parties	112,356	58,993		374,394
Accrued expenses	31,130	(25,831)		96,130
Accrued payroll to officers and related payroll tax expense	(191,568)	217,718		258,432
Other payroll taxes payable	-	(3,826)		-

Net cash used in operating activities	(2,550,258)	(2,333,132	) )	(6,706,965)

INVESTING ACTIVITIES:
Secuity deposit	20,000	(100,000)		(80,000)
Purchases of property and equipment	(121,173)	(18,586)		(141,907)
Purchase of Trademark	-	(7,587)		(7,587)

Net cash used in investing activities	(101,173)	(126,173	) )	(229,494)

FINANCING ACTIVITIES:

Proceeds from issuance of convertible debentures	-	-		1,000,000

Proceeds from issuance of common stock in connection with the private placement of common stock, net of fees	2,500,000	-		5,742,825

Proceeds from stock option exercise	-	-		90,000

Proceeds from exercise of warrants	-	920,000		920,000

Stock subscription received	20	-		20

Net cash provided by financing activities	2,500,020	920,000		7,752,845

NET INCREASE IN CASH AND CASH EQUIVALENTS	(151,411)	(1,539,305)		816,386

CASH AND CASH EQUIVALENTS, BEGINNING	967,797	$2,507,102		-

CASH AND CASH EQUIVALENT, ENDING	$816,386	$967,797		$816,386

CASH PAID DURING THE YEAR FOR:

INTEREST	$-	$-		$-

INCOME TAXES	$970	$2,067		$2,067

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

During the periods indicated below, the Company had the following non-cash activity:

	Year Ended June 30,
	2008	2007	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2008

Common stock issued for services rendered	$111,921	$311,735	$633,957

Stock options issued to the officers as compensation	7,044	27,062	121,424

Stock warrants granted to scientific advisory board	62,753	114,404	307,241

Common stock issued for interest on debentures	-	7,644	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Warrants issued in connection with private placement	-	-	1,262,632

Common stock issued upon conversion of convertible debentures	-	1,000,000	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	82,918	713,079

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

Note 2 - Substantial Doubt Regarding Ability to Continue as a Going Concern

The Company’s financial statements at June 30, 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $9,207,737 for the period from May 12, 2005 (date of inception) through June 30, 2008.  In addition, the Company has not generated any revenues and no revenues are anticipated.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s private financings (See Notes 8 and 9) and a cash and cash equivalent balance of $816,386 at June 30, 2008, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $3,000,000 to fund its operations during the next twelve months.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plan to support the Company in operation and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation.  If the Company does not raise all of the money it needs from its public and private offerings, it will have to find alternative sources, such as a secondary public offering, a private placement of securities, or loans from its officers, directors, or others.  If the Company requires additional cash and cannot raise it, it will either have to suspend operations until the cash is raised or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 22, 2008, the Company raised $3,286,000 from the sale of stock and “Warrants.” This private placement of stock included 150,000 shares of Common Stock and 75,000 Warrants subscribed in consideration of $150,000 worth of scientific testing performed for the Company.  Also on August 22, 2008, the Company consummated subscriptions with its Warrants holders, thereby raising an additional $106,250.  See Note 13. Subsequent Event.

Note 3. Summary of Significant Accounting Policies

A.
Accounting Basis – The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and stockholders' equity and cash flows disclose activity since the date of the Company's inception.

B.
Cash and Cash Equivalents – The Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents is comprised of cash and money market funds and stated at cost, which approximates fair value. In addition, the Company maintains cash and cash equivalents at financial institutions, which may exceed federally insured amounts at times.

C.	Property and Equipment – Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years), or lease term, using the straight-line method.

D.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.
Research and Development – Research and development expenses consist primarily of costs associated with the preclinical and or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

F.
Accounting for Stock Based Compensation – The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified prospective-transition method. Under that transition method, compensation cost recognized in the years ended June 30, 2007 includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

G.
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

H.
Income Taxes – The Company utilizes Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those temporary differences that have future tax consequences using the current enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will, more likely than not, be realized. Income tax expense is the current tax payable or refundable for the year plus or minus the net change in the deferred tax assets and liabilities.

I.
Basic Earnings (Loss) per Share – Basic Earnings (Loss) per Share is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted EPS is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and nonexercisable) as of June 30, 2008 and 2007 were 6,250,000 and 4,570,000 respectively.

The following table presents the calculation of basic and diluted net loss per share:

	2008		2007

Net loss available to common shareholders	$	(2,738,337)	$(3,118,963)

Net loss per share, basic and diluted		$(0.02)	$(0.03)

Weighted-average shares used in computing net loss per share, basic and diluted		117,098,514	112,255,669

J.
Concentrations of Risk – Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured institutions in excess of federally insured limits. The Company does not believe it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

K.
Segment Reporting – As of June 30, 2008 the Company has determined that it operates in only one segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

L.	Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalent, accounts payable, receivables due from and payables due to related or affiliated parties, and accrued liabilities. The carrying amounts on the Company’s financial statements approximate their fair value.

M.	New Accounting Pronouncements Affecting the Company

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements as required under other accounting pronouncements. SFAS No. 157 is effective for financial statements beginning with fiscal year beginning after November 15,2007, and interim periods within those fiscal years. In Februaary, 2008, the FASB issued FASB Staff position No. FAS 157-1 (FSP FAS 157-1) which excludes SFAS No. 13, from the scope of SFAS 157.  In February 2008, the FASB issued FASB Staff Position No.157-2 (FSP 157-2) which provides a one year delayed application of SFAS 157 for non financial assets and liabilities, exceptfor itemsthat are recognized  or disclosed at fair value in the financial statements on a recurring basis ( at least annually). We are required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 On July 1, 2008 The Company is in the process of assessing the effect SFAS No. 157 may have on its financial statements. .The adoption is not expected  to have a material impact on our financial statements ..

In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" ("SFAS 159") to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating this pronouncement.

In June 2007, the FASB ratified the consensus reached by the EITF on Issue No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense when the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. This Issue is effective for us beginning July 1, 2008, and is to be applied prospectively for contracts entered into on or after the effective date. We do not anticipate the implementation of this Issue to be material to our financial position or results of operations.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (ETIF) on Issue No. 07-1 (EITF 07-1), Accounting for Collaborative Arrangements. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This Issue is effective for us beginning July 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we don not anticipate the implementation of this Issue to be material to our consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier adoption is encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)." This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will effective for the Company on July 1, 2009. This FSP would apply to the Company's convertible debentures. The Company is currently evaluating how it may affect the financial statements.  The Company does not currently have any convertible debt instruments.

In June 2008, the FASB issued Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on July 1, 2009. The Company does not expect FSP EITF 03-6-1 to have a material effect on its financial statements.

N. Reclassification – Certain reclassifications have been made in prior year’s financial statements to conform to classification used in the current year. Such reclassification of prepaid expenses and other current assets has no effect on the balance of any one total account.

Note 4. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. The Company and TheraCour have agreed, in principle, to an amendment to the existing Licensing Agreement to include additional virus types among the virus types the Company is permitted to manufacture, use, and offer for sale,, and for a payment of a license fee to TheraCour. TheraCour has permitted the Company to use its nanomaterials to develop a treatment for dengue fever until such time as the Company and TheraCour can complete an amendment to the Licensing Agreement to include dengue fever viruses, West Niles Virus, Japanese Encephalitis Virus, and others among the virus types we are permitted to manufacture, use and offer for sale. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed.  (2) we will pay  $25,000 per month for usage of  lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

As to the license fee, there can be no assurance that the license fee will be paid or that the amendment will be become effective, in which case TheraCour may revoke our permissive use of its materials, which may adversely impact our operations and cause the termination of our Cooperative Research and Development Agreement (CRADA) with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID), and The Walter Reed Army Institute of Research (WRAIR), and the United States Armed Forces Institute of Pathology (USAFIP).

TheraCour Pharma, Inc., may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by and paid to TheraCour Pharma, Inc. were $746,309 and $617,007 for the years ended June 30, 2008 and 2007, respectively and $2,086,979 since inception. As of June 30, 2008, pursuant to its license agreement, the company has paid a security advance of $236,186 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. The development costs are partially offset by a refundable Connecticut Research and Development tax credit of $200,190.  No royalties are due TheraCour from the Company’s inception through June 30, 2008

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 30% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 35,370,000 share of the Company’s outstanding common stock as of June 30, 2008.

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

FIN-46R requires that a variable interest entity to be consolidated by its “Primary Beneficiary.” The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the variable interest entity’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the variable interest entity’s expected residual returns. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN- 46R becomes effective, the enterprise is required to disclose in all financial statements initially issued after December 31, 2003, the nature, purpose, size, and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. At June 30, 2008 and 2007 the Company evaluated its relationship with TheraCour Pharma, Inc. for purposes of FIN-46R, and concluded that TheraCour Pharma, Inc. is not a variable interest entity that is subject to consolidation in the Company’s financial statements under FIN-46R.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies.  Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2008 and 2007 were $233,015 and $114,801 respectively and $554,235 since inception. In addition the Company paid KARD a $50,000 advance payment towards future fees.

Note 5. Prepaids

Prepaids at June 30 are summarized as follows:

	2008	2007

TheraCour Pharma, Inc.	$236,186	$186,722
Kard Scientific, Inc.	50,000	50,000
Prepaid Others	42,358	15,000

	$328,544	$251,722

(See Note 4. Significant Alliances and Related Parties)

Note 6 - Property and Equipment:

The costs and accumulated depreciation of property and equipment are summarized as follows:

	June 30,
	2008	2007

Leasehold Improvements	$5,000	$5,000
Office Equipment	26,596	14,334
Furniture and Fixtures	1,400	1,400
Lab Equipment	108,911	-
Total Property and Equipment	141,907	20,734
Less Accumulated Depreciation	8,169	2,247
Property and Equipment, Net	$133,738	$18,487

Depreciation expense amounted to $5,922, and $2,247 for the years ended June 30, 2008, 2007 respectively.

Note 7. Deferred Financing Expenses

Deferred Financing Expenses representing the value of cash payments and common stock issued for attorney fees and to an investor as consideration for debt financing during fiscal year ended June 30, 2006 were being amortized on a straight-line basis over the term of the debenture.  Amortization expense for the years ended 2008 and 2007 was $ -0- and  $ 6,714, respectively. The debenture was converted to common stock  in May ,2007

Note 8 . Equity Transactions

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

In June 2007, 870,000 warrants  were converted into common stock, resulting in the issuance of 1,305,000 common shares. The Company received $870,000 upon this conversion in July, 2007. All holders of the Class A $2.50 warrants  and $1.00 warrants were provided an option to exercise their warrants during a 30 day period at a price of $1.00 and to receive an additional one half (1\2)share for each  Warrant converted.

In August, 2007, the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.80 per share. These warrants, if not exercised, will expire in August, 2011.  The fair value of these warrants in the amount of $14,800was recorded as a consulting expense.

In August, 2008, the Company had received fully paid subscriptions in the aggregate amount of $2,375,000 through the offering of shares of the Company’s common stock (the “Offering”). The subscriptions are for shares of common stock at a purchase price of $.50 per share and warrants to purchase 0.30 shares of common stock at an exercise price of $1.00 per share; which warrants may be exercised at any time and expire in three years. In accordance with the Offering, on October 16, 2007, the Company issued 4,750,000 shares of common stock and warrants to purchase 1,425,000 shares of common stock at an exercise price of $1.00 per share. These warrants, if not exercised, will expire in fiscal year ending in 2011. The Company allocated a relative fair value of $435,000 to these warrants, by using the Black-Scholes option pricing model.  The Company had agreed to use its best efforts to file a Registration Statement with the Securities and Exchange Commission covering the resale of the Registrable Securities issued or issuable pursuant to the Securities Purchase Agreement, and to use its best efforts to obtain effectiveness of the Registration Statement on or prior to one hundred and eighty days from the date of closing, and to keep such registration statement continuously in effect. The company may be required to issue additional warrants to purchase the company’s common stock if the Registration Statement was not declared effective by the expiration of the Effectiveness Period. On January 3, 2008 the Company filed a Form SB-2 with the Securities and Exchange Commission. This filing became effective as of April 11, 2008

In November, 2007 the Scientific Advisory Board (SAB) was granted warrants to purchase 40,000 shares of common stock at $.54 per share. These warrants, if not exercised, will expire in November, 2011. The fair value of these warrants in the amount of $7,200 was recorded as a consulting expense.

In February, 2008 the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $.52 per share. These warrants, if not exercised, will expire in February 2012. The fair value of these warrants in the amount of $8,500 was recorded as a consulting expense.

In May, 2008 the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.48 per share. These warrants, if not exercised, will expire in May, 2012. The fair value of these warrants in the amount of $32,253 was recorded as a consulting expense

For the year ended June  30, 2008, the Company's Board of Directors authorized the issuance of 201,533 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $111,921.

Options Granted To Officers

In September 2005, 500,000 stock options were granted to Eugene Seymour, our CEO under an employment agreement.  Of these options, 250,000 were vested immediately and are exercisable from September  2005 until  September 2015, and the  remaining  options vested annually on January 1, in two  equal amounts.

In September 2005, 1,000,000 stock options were granted to Anil Diwan, our Chairman and President under an employment agreement.  Of these options, 333,333 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vested annually on January 1, in two equal amounts.

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

The Company has accounted for these options granted to officers under the provisions of Financial Accounting Standard No. 123 and SFAS 123R, "Accounting for Stock Based Compensation." Based on fair market value of these options, $7,044 and $27,062 was recognized as stock based compensation expense for the years ended June 30, 2008 and 2007, respectively.

Note 9. Convertible Notes Payable

In July 2005 the Company’s board of directors authorized the issuance and sale of up to one million dollars of convertible debentures. These debentures matured July 31, 2006 and carried an interest rate of 9% per year and were convertible into common stock at the lower of 70% of the average closing price of the common stock during the 15 days trading days preceding the Maturity Date or $.30 per share. In accordance with EITF Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to certain Convertible Instruments”, the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by recording debt discount and corresponding additional paid in capital, in the amount of $713,079. The debt discount was being amortized on a straight-line basis over the term of these debentures. Amortization expense for the years ended June 30, 2008 and 2007 and since inception was $-0-, $82,918 and $713,079, respectively.

In July 2006, the debentures holders converted all outstanding debentures. As a result of these conversions, the Company issued an aggregate total of 3,333,333 shares of the Company's $.001 par value common stock.

For the years ended June 30, 2008 and 2007 and since inception, interest expense on the convertible notes in the amount of $ -0- and $7,644 and $73,930 respectively, was paid by the issuance of -0-, 5,744 and 95,744 shares of the Company’s common stock respectively.

Note 10. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding at June 30, 2006	2,000,000	0.10	9.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	(125,000)	.10	-	-
Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,537,500
Granted	-		-	-
Exercised	-		-	-
Expired	-		-	-
Canceled	-		-	-

Outstanding at June 30, 2008	1,875,000	0.10	7.25	$2,437,500
Exercisable at June 30, 2008	1,875,000	0 .10	7.25	$2,437,500

As of June 30, 2008 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2006	3,605,000	1.72	1.65	- -
Granted	160,000	1.35	2.50	---
Exercised	(1,070,000)	1.21	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2007	2,695,000	1.95	.94	---
Granted	1,680,000	1.00	2.25	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	4,375,000	$1.58	1.46	-
Exercisable at June 30, 2008	4,375,000	$1.58	1.46	-

Of the above warrants, 2,375,000 expire in fiscal year ending June 30, 2009; 160,000 expire in fiscal year ending June 30, 2010; 1,660,000 expire in fiscal year ending June 30, 2011; and 180,000 expire in fiscal year ended June 30, 2012.

The Option Assumptions used to calculate these values are:

Expected life in years	4 years
Risk free interest rate	2.9% - 4.31%
Expected volatility	74% - 133.03%
Dividend yield	0%

Note 11. Income Taxes

Deferred income taxes arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carryforwards will begin to expire in the year 2017 if not utilized. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2008 the Company accumulated a federal tax loss of approximately $6,702,000 resulting in a deferred tax benefit of approximately $2,901,000 which has been offset by a 100% valuation allowance.

The components of deferred tax assets as of June 30, 2008 and 2007 are as follows:

	June 30 2008	June 30 2007
Net operating loss carryforwards	$2,901,100	$1,611,400
Research and development credit	773,100	391,700
Other	503,200	526,300
Gross deferred tax assets	4,177,400	2,529,400
Valuation allowances	(4,177,400)	(2,529,400)
Deferred tax assets	$-	$-

During the year ended June 30, 2008, the valuation allowance increased by $1,648,000.

During the year  ended on June 30, 2008, the Company recognized a refundable Research and Development tax credit of $200,190, and has received, to date, $110,318 of this refundable credit . The remaining credit receivable is included under “Other Current Assets” on the Company’s Balance Sheet.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on July 1, 2007. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended June 30, 2008.

Note 12. Commitments and Contingencies

OPERATING LEASE

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 4,100 square feet of office and laboratory space at a base monthly rent of $4,692. Commencing September 1, 2008 the Company rented additional storage space and the base monthly rent increased to $4,892. The term of lease expires in February 28, 2011, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon providing six months written notice.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, in Woodbridge, Connecticut. The term of the occupancy is until January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities.

At June 30, 2008, future minimum rental payments due under these operating leases are as follows:

Year Ending June 30
2009	143,273
2010	58,704
2011	39,136
241,113

Total rent expense amounts to $166,881 and $68,796 for the years ended June 30, 2008 and 2007 respectively, and $245,177 for the period from inception.

OFFICERS’ COMPENSATION

On September 26, 2005, the Company entered into employment agreements with its three executive officers, Eugene Seymour, Chief Executive Officer, Anil Diwan, President and Chairman of Board, and Leo Ehrlich, Chief Financial Officer. All three agreements provide a minimum annual base salary of $200,000 for a term of three years. This base salary increased to $250,000 per year upon closing of a financing to the Company as of October 16, 2007. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the Company. Each executive, if terminated by the Company without cause, would be entitled to six months severance pay in the amount of $100,000. Additionally the agreements provided the following stock options exercisable into the Company’s common stock at $0.10 per share:

☐
Dr. Anil Diwan received 1,000,000 options, 333,333 options vested upon execution of the employment agreement. Another 333,333 options vested on January 1, 2007. The remaining 333,334 options vested on  January 1, 2008 . The options expire September 26, 2015.

☐
Dr. Eugene Seymour received 500,000 options, 250,000 options vested upon execution of the employment agreement. Another 125,000 options vested on January 1, 2007. The remaining 125,000 options vested on  January 1, 2008 The options expire September 26, 2015.

The employment agreements expired on September 26, 2008. The Company and two of the executives have verbally  agreed to continue the executive compensation under the same terms until a new agreement is put into effect.

On May 16, 2007 Leo Ehrlich, formerly chief financial officer, resigned from the Company. At the time of his resignation, and pursuant to an agreement between Mr. Ehrlich and the Company, Mr. Ehrlich was owed $91,666 in earned, but deferred compensation which was paid in the fiscal year ended June 30, 2008.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CRADA)

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

On February 4, 2008, the Company signed a Cooperative Research Agreement with the United States Armed Forces Institute of Pathology (USAFIP) to test the efficacy of the Company’s nanomedicine technology in preliminary animal studies against H5N1 and HIV viruses. The company will fund such studies in the amount of $122,844.

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

On July 3, 2008, the Company signed a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC) for testing anti-rabies nanoviricides. The testing is expected to begin late in the third quarter of 2008. The Company will fund $10,000 of this testing; all other expenses are to be paid by the CDC.

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

Note 13. Subsequent Event

On August 22, 2008, the Company consummated subscriptions with certain investors whereby the Company sold 3,286,000 shares (the “Shares”) of its common stock , par value$0.001 per share (the “Common Stock”) and (“Warrants”) to purchase 1,643,000 shares of  Common Stock at an exercise price of $2.00 per share for an aggregate purchase price of $3,286,000. The 3,286,000 share private placement of stock included 150,000 shares of Common Stock and 75,000 warrants subscribed in consideration of $150,000 of scientific testing and other laboratory work performed for the Company. The Warrants may be exercised at any time and expire on September 17, 2008.

Also on August 22, 2008, the Company consummated subscriptions with certain of its Warrant holders whereby the Company offered all the holders of its $2.50 Warrants the option of exercising the Warrants at $1.00 per share of Common Stock, of which warrants to purchase 50,000 shares of Common Stock for an aggregate price of $50,000 were exercised. Concurrently, the Company consummated subscriptions with certain other of its Warrant holders whereby the Company offered all the holders of its $1.00 Warrants the o ption of exercising the Warrants at $0.75 per share of Common Stock, of which warrants to purchase 75,000 shares of Common Stock for an aggregate price of $56,250 were exercised.