Form 10-Q
period 2008-12-31
NANOVIRICIDES, INC.
filed 2009-02-20
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

Commission File Number: 333-148471

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,"  "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

The number of shares outstanding of the Registrant's Common Stock as of February 1, 2009 was 122,748,481 shares.

NANOVIRICIDES, INC.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at December 31, 2008 (Unaudited) and June 30, 2008	3

Statements of Operations - For the Three and Six Months Ended December 31, 2008 and 2007 and for the Period from May 12, 2005 (Inception) through December 31, 2008 (Unaudited)	4

Statements of Cash Flows - For the Six Months Ended December 31, 2008 and 2007, and for the Period from May 12, 2005 (Inception) through December 31, 2008 (Unaudited)	5

Notes to Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Changes in Securities	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

Certifications

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,2008	June 30, 2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,935,742	$816,386
Prepaid expenses	268,977	328,544
Other current assets	127,664	102,873

Total Current Assets	2,332,383	1,247,803

Property and equipment, net	629,116	133,738

Other assets:
Security deposit	56,000	80,000
Trademarks, net	123,172	6,709
Total Other Assets	179,172	86,709

Total Assets	$3,140,671	$1,468,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable – trade	$303,795	$295,555
Accounts payable – related parties	231,356	374,394
Accrued expenses	23,485	96,130
Accrued payroll to officers and related payroll tax expense	--	258,432

Total Current Liabilities	558,636	1,024,511

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 300,000,000 shares authorized; 122,748,481, and 119,270,677 issued and outstanding respectively	$122,748	$119,271
Additional paid-in capital	13,042,279	9,532,205
Deficit accumulated during the development stage	(10,582,992)	(9,207,737)
Total Stockholders’ Equity	2,582,035	443,739

Total Liabilities and Stockholders’ Equity	$3,140,671	$1,468,250

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		For the Period from May 12, 2005 (Inception) through December 31, 2008
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Operating expenses:
Research and development	$401,103	$340,716	$832,860	$627,123	$5,615,393
Refund for credit research and development costs	-	(166,050)	-	(166,050)	(200,190)
General and administrative	243,401	230,525	568,476	526,764	4,522,939
Total operating expenses	644,504	405,191	1,401,336	987,837	9,938,144
Loss from operations	(644,504)	(405,191)	(1,401,336)	(987,837)	(9,938,142)

Other income (expense):
Interest income	14,004	25,225	26,081	33,139	142,159
Non cash interest on convertible debentures	-	-	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Total other income (expense)	14,004	25,225	26,081	33,139	(644,850)

Net loss	$(630,500)	$(379,966)	$(1,375,255)	$(954,698)	$(10,582,992)

Net loss per share: basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding: basic and diluted	122,716,140	119,072,972	121,660,720	116,645,104

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31, 2008	December 31, 2007	For the Period from May 12, 2005 (Inception) through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,375,255)	$(954,698)	$(10,582,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	58,000	45,300	691,957
Warrants granted to scientific advisory board	78,000	22,000	385,241
Options issued to officers as compensation	-	7,044	121,424
Depreciation and amortization	4,615	2,734	13,662
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debentures	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in assets and liabilities:
Prepaid expenses	59,567	(25,386)	(268,977)
Deferred expenses	-	-	(2,175)
Other current assets	(24,791)	(166,050)	(127,664)
Accounts payable- trade	(172,913)	(47,760)	122,722
Accounts payable –related parties	188,111	(150,329)	562,505
Accrued expenses	(72,645)	(36,325)	23,485
Accrued payroll to officers and related payroll tax expense	(258,432)	(229,875)	-
Net cash used in operating activities	(1,515,743)	(1,533,345)	(8,222,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	24,000	-	(56,000)
Purchases of property and equipment	(498,382)	(5,900)	(640,289)
Purchase of trademarks	(118,073)	-	(125,660)
Net cash used in investing activities	(592,455)	(5,900)	(821,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of fees	3,227,554	2,500,020	8,970,399
Proceeds from exercise of stock warrants attached to convertible debentures	-	-	920,000
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	3,227,554	2,500,020	10,980,399
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,119,356	960,775	1,935,782

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	816,386	967,797	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,935,742	$1,928,572	$1,935,742

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)

During the periods indicated below, the Company had the following non-cash activity:

	Six Months Ended
	December 31, 2008	December 31, 2007	For the Period from May 12, 2005 (Inception) through December 31, 2008

Common stock issued for services rendered	$58,000	$45,300	$691,957

Stock options issued to the officers as compensation	-	7,044	121,424

Stock warrants granted to scientific advisory board	78,000	22,000	385,241

Stock Warrants granted to Brokers	9,849	-	9,849

Common stock issued for interest on debentures	-	-	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Warrants issued in connection with private placement	827,485	-	2,090,117

Common Stock issued upon conversion of accounts payable	150,000	-	150,000

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) TO DECEMBER 31, 2008
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 1. Organization and Nature of Business

Edot-com.com, Inc. (“Edot-com.com Colorado”) was incorporated under the laws of the State of Colorado on July 25, 2000 for the purpose of conducting Internet retail sales.  On April 1, 2005, Edot-com.com, Inc. (“Edot-com.com Nevada”) was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation.  On May 12, 2005, Edot-com.com Colorado and Edot-com.com Nevada were merged and Edot-com.com, Inc., a Nevada corporation, (“ECMM”), became the surviving entity.

NanoViricides, Inc. (“NVI”) was incorporated under the laws of the State of Florida on May 12, 2005.  On June 1, 2005, Edot-com.com, Inc. acquired NanoViricides, Inc. pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).
Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 80,000,000 newly issued shares of ECMM common stock resulting in an aggregate of 100,000,000 shares of ECMM common stock issued and outstanding representing 80% of the voting capital stock of ECMM immediately after the Exchange transaction.  NVI then became a wholly-owned subsidiary of ECMM. The ECMM shares were issued to the NVI Shareholders on a pro rata basis, on the basis of 4,000 shares of ECMM’s Common Stock for each share of NVI common stock held by such NVI Shareholder at the time of the Exchange.

As a result of the ownership interests of the former shareholders of NVI for financial accounting purposes, the merger between ECMM and NVI has been treated as a reverse acquisition with NVI deemed the accounting acquirer and ECMM deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”).  The reverse merger is deemed a capital transaction and the net assets of NVI (the accounting acquirer) are carried forward to ECMM (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of ECMM and the assets and liabilities of NVI which are recorded at historical cost. The equity of ECMM is the historical equity of NVI retroactively restated to reflect the number of shares issued by ECMM in the transaction. Accordingly, the financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 1, 2005, and represent the operations of NVI.

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, ECMM changed its name to NanoViricides, Inc. and its stock symbol to “NNVC”, respectively.  The Company is considered a development stage company at this time.
NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Its drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which the Company has licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza, Rabies, and Asian Bird Flu Virus. TheraCour has granted the Company the right to include Dengue viruses, Ebola/Marburg viruses, and viruses causing viral Conjunctivitis (a disease of the eye) among the viruses the Company is able to treat.  However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with TheraCour will ever be reached or that, if reached, will be on terms favorable to the Company.

The Company focuses its research and clinical programs on specific anti-viral therapeutics and is seeking to add to its existing portfolio of products through its internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Index

Note 2. Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from June 30, 2008), see the Company’s Annual Report on Form 10K for the year ended June 30, 2008.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classification used in the current year.  The reclassifications from general and administrative expenses to research and development expenses does not change total operating expenses, operating loss or net loss for any period presented.

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $10,582,992 at December 31, 2008. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2008 and 2007 and a cash and cash equivalent balance of $1,935,742 at December 31, 2008, substantial additional financing will be required in future periods. The Company believes it will require in excess of $3,000,000 to further advance the current drug development priorities to fund its operations during the next twelve months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twelve months. The Company believes it can adjust its priorities of drug development, and its Plan of Operations as necessary if it is unable to raise such funds. The Company has taken several steps to conserve resources and reduce expenditures.

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

Index

Note 4. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. The Company and TheraCour have agreed, in principle, to an amendment to the existing Licensing Agreement to include additional virus types among the virus types the Company is permitted to manufacture, use, and offer for sale, and for a payment of a license fee to TheraCour. TheraCour has permitted the Company to use its nanomaterials to develop treatments for Dengue viruses, Ebola/Marburg viruses, and viruses causing viral Conjunctivitis (a disease of the eye), until such time as the Company and TheraCour can complete an amendment to the Licensing Agreement to include these additional virus types we are permitted to manufacture, use and offer for sale. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed.  (2) to pay $25,000 per month for usage of  lab supplies and chemicals from existing stock held by TheraCour (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

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

Index

TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the six months ended December 31, 2008 and 2007 were $417,093 and $317,489 respectively, and $2,724,821 since inception.  As of December 31, 2008, pursuant to its license agreement the Company has paid a security advance of $218,977 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses

No royalties are due TheraCour from the Company’s inception through December 31, 2008.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space in Woodbridge, Connecticut. Performance of the Company’s obligations was guaranteed by TheraCour Pharma, Inc., a principal shareholder of the Company and provider of the materials the Registrant uses in its operations. This lease has expired on January 30, 2009, and we have relocated our operations to an expanded facility at 135 Wood Street, West Haven, CT

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 30% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 35,160,000 shares of the Company’s outstanding common stock as of December 31, 2008. The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities. TheraCour has entered into a Rule 10b5-1 trading plan to sell, over a one year period, up to 1.8 million shares of the Company’s common stock that it owns. The proceeds are expected to be used to pay for the necessary improvements in laboratory facilities, the purchase of analytical equipment, and the costs of intellectual property (patent) protection.

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

Index

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Since inception, lab fees charged by KARD Scientific for services to the Company total $554,235. The Company has paid KARD a $50,000 advance payment (refundable) towards future fees.

Note 5. Prepaid Expenses

Prepaid expenses are summarized as follows:

	December 31, 2008	June 30, 2008

TheraCour Pharma, Inc. *	$218,977	$236,186
Kard Scientific, Inc. *	50,000	50,000
Prepaid other **	-	42,358
	$268,977	$328,544

(* See Note 4. Significant Alliances and Related Parties)
(** See Note 7, Commitments and Contingencies)

Note 6. Equity Transactions
.
In August 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.56 per share. These warrants, if not exercised, will expire in August 2012. The fair value of these warrants in the amount of $47,500 was recorded as consulting expense.

In November 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.70 per share. These warrants, if not exercised, will expire in November 2012. The fair value of these warrants in the amount of $30,500 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option pricing model and the following assumptions.

	For the three months ended December 31, 2008	For the six months ended December 31, 2008
Expected life in years	4 years	4 years
Risk free interest rate	1.93	1.93-2.90
Expected volatility	201%	104%-201%
Dividend yield	0%	0%

On August 22, 2008, the Company consummated subscriptions with certain investors whereby the Company sold 3,286,000 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”) and (“Warrants”) to purchase 1,643,000 shares of  Common Stock at an exercise price of $2.00 per share for an aggregate purchase price of $3,286,000. The 3,286,000 share private placement of stock included 150,000 shares of Common Stock and 75,000 warrants subscribed in consideration of $150,000 of scientific testing and other laboratory work performed for the Company.  The Warrants may be exercised at any time and expire on September 17, 2011. The Company allocated a relative fair value of $827,485 to these warrants, by using the Black-Scholes option pricing model.

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

Index

For the six months ended December 31, 2008, the Company's Board of Directors authorized the issuance of 66,804 shares of its common stock with a restrictive legend, for consulting services. The Company recorded an expense of $58,000.

In November 2008, the Company extended the expiration date of warrants to purchase 1,370,000 shares set to expire between November 2008 and January 2009 for an additional three years.  The warrants will continue to be exercisable at the price of $1.00 per share.

Note 7. Commitments and Contingencies

Operating Leases
The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 5,000 square feet of office and laboratory space at a base monthly rent of $4,692. Commencing September 1, 2008 the Company rented additional space and the base monthly rent increased to $7,192. The lease expires February 28, 2011, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon providing six months written notice.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, in Woodbridge, Connecticut. The term of the occupancy is until January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities. Upon expiration the Company will relocate its operations to the expanded facility at 135 Wood Street, West Haven, CT.

Total rent expense amounts to $106,654 and $57,921 for the six months ended December 31, 2008 and 2007 respectively, and $351,830 for the period from inception.

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

OUR CORPORATE HISTORY

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. and was organized for the purpose of conducting Internet retail sales. On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation, Edot-com.com (Nevada). On April 15, 2005, Edot-com.com (Colorado) and Edot-com.com (Nevada) were merged and Edot-com.com, Inc., (ECMM) a Nevada corporation (the “Company”), became the surviving entity. On April 15, 2005, the authorized shares of common stock was increased to 300,000,000 shares at $.001 par value and the Company effected a 3.2 - 1 forward stock split effective May 12, 2005.

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricides, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc. (“TheraCour,” an approximately 30% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

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

Index

Management’s Plan of Operation

NanoViricides, Inc. (the “Company”), is an early developmental stage nano-biopharmaceutical company engaged in the discovery, development and commercialization of anti-viral therapeutics. The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., one of the Company’s principal shareholders, from which we have licensed, in perpetuity,  the right to develop drug candidates for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Rabies, Influenza and Asian Bird Flu Virus. Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment against Dengue Fever viruses, Ebola/Marburg viruses, and viruses causing certain eye diseases. The Company anticipates negotiating with TheraCour an amendment to the Licensing Agreement to include those of these additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy. We focus our laboratory research and pre-clinical programs on specific anti-viral solutions.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $10,552,992 at December 31, 2008. For the six months ended December 31, 2008 the Company had a net loss of $1,375,255. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The Company currently has several drug development programs. Our development model is to employ collaborations with academic labs, government labs, as well as external service providers in order to minimize our capital requirements. We currently have collaborations with the Center for Disease Control and Prevention (CDC) and the National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam) for Rabies, with the Armed Forces Institute of Pathology (AFIP) and NIHE for High-Path or Highly Pathogenic Avian Influenzas (in addition to H5N1, several H9N as well as H7N influenza virus subtypes are highly pathogenic and have caused or have the potential to cause severe influenza epidemics), and the Walter Reed Army Institute of Research (WRAIR) for Dengue family viruses, United States Army Medical Institute of Infectious Diseases (USAMRIID) for Ebola/Marburg family of hemorrhagic viruses, and the Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS) for viral EKC.  In addition, our HIV and common influenza studies were subcontracted to KARD Scientific, Inc., USA. We have additional collaborations in formalization process for work on Dengue viruses, HIV, Viral Conjunctivitis, and other viruses.

We have developed lead drug candidates against a number of viral diseases. Proof-of-principle efficacy studies in animals have been conducted successfully in many of these.

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

Index

Common Infleunza, High Path Avian Influenzas, Bird Flu
Our FluCide™ program has a lead drug candidate that has shown efficacies in animals that far exceed the known drugs such as oseltamivir (Tamiflu®, Roche) against common influenza in an animal model. Our FluCide-HP™, has demonstrated efficacies superior to FluCide against both Clade 1 and Clade 2 H5N1 strains, and is expected to be effective against all High Path influenzas, based on theoretical expectations. With its high efficacies and spectrum of all potentially epidemic influenza causing viruses, we have been able to stop the development of H5N1-specific AviFluCide in laboratory models.

Ebola, Marburg, Dengue
We have obtained significant positive results against Ebola, although additional development was expected to be required even as we engaged into this program, because Ebola virus produces a soluble glycoprotein decoy that may be capable of fooling certain of our virus-binding ligands.

We are currently working on developing anti-Dengue therapeutics.

We have recently submitted a grant application for the development of broad-spectrum nanoviricides that may be useful in treating Ebola, Marburg, and Dengue viruses.

Rabies
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

Viral Diseases of the Eye: Viral Conjunctivitis, Viral Keratitis – Eye Drops
We recently developed a nanoviricide against adenoviral Epidemic Kerato-Conjunctivits (EKC). EKC is a severe disease of the eye which in some people causes long term or permanent blurred vision. In an animal study, our EKCCide™ lead candidate was shown to rapidly resolve the clinical signs of the disease, when treatment was started after infection had set in. The clinical success included demonstration that no SEI’s (immunoprecipitates) were formed in treated animals, as opposed to control group. SEI’s are known to be the cause of blurred vision. There are currently no approved drugs available against EKC, and it is an active field of drug development research. The Company is not aware of any other animal studies of anti-EKC drug candidates that have demonstrated resolution of clinical disease. There are about 2.5 million cases of EKC annually in the USA alone. The EKC market size worldwide is estimated variously between $300M and $1,000M.

Based on these successful results, we have since expanded this program to develop a single broad-spectrum nanoviricide treatment useful against a majority of viruses causing external eye diseases such as viral conjunctivitis and viral keratitis.  HSV and some adenoviruses cause most of the cases of keratitis, a serious infection of the cornea.  Importantly, HSV infection can lead to corneal scarring that may necessitate corneal transplantation.  In addition, some adenoviruses cause a majority of conjunctivitis cases (“Pink eye”).  The remaining cases of conjunctivitis are caused y bacteria and are treatable with topical antibiotics.  Currently there are no effective treatments for viral diseases of the exterior portion of the eye.

The eye drugs are formulated as simple eye drops.

Our recent negotiations with a large pharmaceutical company have progressed to an advanced stage. The pharmaceutical company initially plans to evaluate NanoViricides’ drug candidate for effectiveness against external ophthalmic diseases caused by two different virus types, namely herpes simplex virus (HSV) and adenovirus.  These evaluations will be performed by an independent research institute that specializes in diseases of the eye.  However, no agreement between us and the pharmaceutical company has been reached and there can be no assurance that an agreement will ever be entered into.

Index

The total market for viral conjunctivitis and keratitis is estimated to be in the billions of dollars.  The incidence of sever herpes keratitis is estimated to be 250,000 cases per year in the USA.  In Japan, where EKC is a reportable disease, it is estimated that there are at least one million cases per year.  The number of cases of non-specific conjunctivitis (pink eye) is considered to be far greater, possibly into the tens of millions in the US and hundreds of millions worldwide.

HIV
Our very first animal studies in SCID-hu mice against HIV-I have resulted in a demonstration that our primary nanoviricide drug candidate as well as several  other  nanoviricide drug candidates in the HIVCide™ program were found to be superior to the three-drug oral cocktail (HAART) given according to standard protocol.  Resistance to HAART eventually leads to AIDS. It is possible that HIVCide can be used in addition to HAART to obtain even stronger beneficial effects, which may result in a “functional cure” of HIV as defined by scientists.  (We believe that the term Functional Cure of HIV may be defined as: The HIV genome integrates into certain human cells that go into hiding or dormancy for several years. While in hiding, they do not produce HIV virus particles or HIV proteins to any significant extent and are thought to remain unaffected by current anti-HIV drugs. The current standard treatment results in very low levels of HIV viremia, but the immune cells (CD4+ T cells and CD8+T cells) count eventually begins decreasing at a slow rate. The HAART therapy must be continued for the life of the patient and the drug mix is altered as failure occurs.  A more effective therapy could result in complete loss of HIV from the blood stream, allowing immune system function to return to normal, and thereby allowing the patient to enjoy normal life without further daily treatment, until an episode occurs which mobilizes the “sleeping” cells containing HIV genome. Such a therapy would be called a “functional cure” against HIV. A total cure of HIV would require elimination of the dormant cell pool containing the HIV genome. Nanoviricides act by a different mechanism than standard anti-HIV therapy. The Company believes, therefore, that by combining a nanoviricide with current therapy, a functional cure of HIV may be achieved. However, there is no way to predict whether such a treatment would be successful at providing a functional cure of HIV at present). Nevertheless, we believe that HIVCide is a significant anti-HIV candidate, acting by a novel mechanism of action and first-in-class therapeutic, based on current preliminary data.  We intend to develop it further.

ADIF™ Technologies
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

We believe therefore that the Company has a strong, wide and deep pipeline of drugs several years into the future. However, with relatively meager financial resources, the Company continues to juggle prioritization of the various programs, and program achievements. We are also working on bolstering our infrastructure with the objective of enabling us to file pre-IND applications or some of our drug candidates to the FDA. The Company has received significant interest from major pharmaceutical companies in its Viral Eye Diseases drug candidate and HIVCide programs to date, and we expect interest to pick up in other programs as well. There is no guarantee that this interest would result in any financially lucrative co-development agreements.

All of our programs are currently at the pre-clinical stage. We have established preliminary proof of efficacy in cell culture and animal models, and have conducted preliminary safety studies that have indicated that all of our nanoviricides are safe to the animal models.  We continue to work on further experiments necessary for development of our various drug candidates as FDA approvable drugs.

Index

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

The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour Pharma, Inc., the exclusive source for these nanomaterials. The Company may manufacture these drugs itself, or under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue. The Company has received significant interest from certain major Pharmaceutical companies for potential licensing or co-development of some of our drug candidates. However, none of these distributor or co-development agreements is in place at the current time.

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

The Company has taken several steps to reduce its operating expenses.  We have not renewed certain consulting contracts, which are expected to result in annual savings of $150,000 to $300,000.  We have not renewed our lease for laboratory facilities at 4 Research Drive and have constructed and consolidated our laboratory facilities at 135 Wood Street, West Haven, Connecticut, for an anticipated annual savings of approximately $50,000.  We have also made several changes which should result in a reduction in our professional fees of approximately $100,000 annually.

Index

As of December 31, 2008 we had a cash and cash equivalent balance of $1,935,742 which can support operations through, approximately, September 30, 2009, at our current projected rate of spending.

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

Assuming that we are successful in raising this additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1           Research and Development of $1,500,000: Includes planned costs of $1,200,000 for in-vivo and in-vitro studies for FluCide-I™, FluCide HP™, RabiCide, EKCCide, HIVCide, and Dengue and Ebola/Marburg programs, planned for the next twelve months ending December 31, 2009. The Company has allocated the planned costs of $1,200,000 evenly over the seven drug candidates.

2           Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3           Capital costs of $1,250,000: This is the estimated cost for equipment and laboratory improvements expected during the next twelve months ending December 31, 2009.

4           Staffing costs of $1,500,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

The Company will be unable to proceed with its planned drug development progress, meet its administrative expense requirements, capital costs, and staffing costs after about September 30, 2009 without obtaining additional financing of approximately $3,000,000 to $5,000,000.  If we are unable to obtain additional financing, our business plan will be significantly delayed or curtailed.  The Company continues to re-prioritize its objectives and delay certain drug development programs until we raise sufficient funding that enables further development of the drugs with the goal of filing an Investigational New Drug application (IND) to the FDA.

The Company does not have any arrangements, at this time, for equity or other financing for these further needs of $3-5 million beyond minimum operations.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Most pharmaceutical companies expect 4 to10 years of study to be required before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents area, our studies will have objective response end points, and will be of relatively short durations. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing requirements.

Index

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

ITEM 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

b)	Changes in internal control over financial reporting.

In our Annual Report on Form 10-K for the year ended June 30, 2008, Management reported that it was aware that there were the following material weaknesses in our internal control over financial reporting

1.           Timeliness of Financial Reporting: Our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's controls were not effective as of December 31, 2008 due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007.

2.           Segregation of Duties:  We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions.  Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis.

The Company believes that it has taken significant steps to remediate these weaknesses including implementing additional segregation of responsibilities and authorizations for initiating, authorizing and recording transactions.  In addition the Company has outsourced certain financial functions, including reviewing significant transactions and quarterly financial statements to independent contractors.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.56 per share. These warrants, if not exercised, will expire in August, 2012.

On August 22, 2008, the Company consummated subscriptions with certain investors whereby the Company sold 3,286,000 shares (the “Shares”) of its common stock , par value $0.001 per share (the “Common Stock”) and (“Warrants”) to purchase 1,643,000 shares of  Common Stock at an exercise price of $2.00 per share for an aggregate purchase price of $3,286,000. The 3,286,000 share private placement of stock included 150,000 shares of Common Stock and 75,000 warrants subscribed in consideration of $150,000 of scientific testing and other laboratory work performed for the Company.  The Warrants may be exercised at any time and expire on September 17, 2011.

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

In November 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.70 per share. These warrants, if not exercised, will expire in November 2012. The fair value of these warrants in the amount of $30,500 was recorded as consulting expense.

In November 2008, the Company extended the expiration date of warrants to purchase 1,370,000 shares set to expire between November 2008 and January 2009 for an additional three years.  The warrants will continue to be exercisable at the price of $1.00 per share.

For the six months ended December 31, 2008, the Company's Board of Directors authorized the issuance of 33,146 shares of its common stock with a restrictive legend, for consulting services. The Company recorded an expense of $28,000.

For the six months ended December 31, 2008, the Company's Board of Directors authorized the issuance of additional 33,660 shares of its common stock with a restrictive legend, for legal services. The Company recorded an expense of $30,000.

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

Index

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On February 9, 2009, TheraCour Pharma, Inc. (“TheraCour”), the largest single shareholder of NanoViricides, Inc. (the "Registrant"), adopted a written trading plan pursuant to Securities and Exchange Commission Rule 10b5-1, under which it will sell up to 1,800,000 shares of the Registrant’s common stock over a one year period.  TheraCour performs subcontract work for the production, chemical characterization, and scale-up of the nanoviricides drug candidates the Registrant uses.  Anil Diwan, the Chairman, President and founder of the Registrant, is the principal shareholder, officer and director of TheraCour.  TheraCour adopted the 10b5-1 plan to fund the improvement of its laboratory facilities, the purchase of analytical equipment and the costs of intellectual property (patent) protection.  The expansion of TheraCour’s laboratory facilities may enable production of larger quantities utilized by TheraCour's customers, including those drug candidates that will be needed for the Registrant's upcoming studies

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended December 31, 2008, the Company filed the following Current Reports on Form 8-K:

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

Dated: February 19, 2009

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors