Form 10-Q
period 2009-03-31
NANOVIRICIDES, INC.
filed 2009-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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
Yes  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 15, 2009 was 123,023,653 shares.

NANOVIRICIDES, INC.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2009 (Unaudited) and June 30, 2008	3

Statements of Operations for the Three and Nine Months Ended March 31, 2009 and 2008 and the Period from May 12, 2005 (Inception) through March 31, 2009 (Unaudited)	4

Statements of Cash Flows for the Nine Months Ended March 31, 2009 and 2008, and the Period May 12, 2005 (Inception) through March 31, 2009 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

Certifications

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2009
	(Unaudited)	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,228,056	$816,386
Prepaid expenses	413,512	328,544
Other current assets	83,183	102,873
Total current assets	1,724,751	1,247,803

Property and equipment, net	666,479	133,738

Other assets:
Security deposit	-	80,000
Trademarks, net	179,536	6,709
Total other assets	179,536	86,709

Total assets	$2,570,766	$1,468,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$283,190	$295,555
Accounts payable – related parties	169,975	374,394
Accrued expenses	194,759	96,130
Payroll tax payable	27,730	258,432
Total current liabilities	675,654	1,024,511

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 300,000,000 shares authorized;122,851,298 and 119,270,677 issued and outstanding	$122,851	$119,271
Additional paid-in capital	13,142,976	9,532,205
Deficit accumulated during the development stage	(11,370,715)	(9,207,737)
Total stockholders’ equity	1,895,112	443,739

Total liabilities and stockholders’ equity	$2,570,766	$1,468,250

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended		For the Period From May 12, 2005 (Inception) through March 31, 2009
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Operating expenses:
Research and development	$498,801	$358,793	$1,331,661	$809,140	$6,114,194
Refund for credit of research and development costs	-	-	-	(166,050)	(200,190)
General and administrative	293,225	446,525	861,701	1,150,065	4,816,164
Total operating expenses	792,026	805,318	2,193,362	1,793,155	10,730,168

Loss from operations	(792,026)	(805,318)	(2,193,362)	(1,793,155)	(10,730,168)

Other income (expense):
Interest income	4,303	14,431	30,384	47,570	146,462
Non cash interest on convertible debentures	-	-	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Total other income (expense)	4,303	14,431	30,383	47,570	(640,547)

Net loss	$(787,723)	$(790,887)	$(2,162,978)	$(1,745,585)	$(11,370,715)

Net loss per share: basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding: basic and diluted	122,793,839	119,196,586	122,073,961	117,489,413

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended		For the Period From May 12, 2005
	March 31, 2009	March 31, 2008	(Inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,162,978)	$(1,745,585)	$(11,370,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	129,800	84,022	763,757
Warrants granted to scientific advisory board	107,000	30,500	414,241
Options issued to officers as compensation	-	7,044	121,424
Depreciation and amortization	8,073	4,783	17,120
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debentures	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in assets and liabilities:
Prepaid expenses	(84,968)	(86,850)	(413,512)
Deferred expenses	-	-	(2,175)
Other assets	99,690	(162,383)	(83,183)
Accounts payable- trade	(12,365)	46,757	283,190
Accounts payable –related parties	(204,419)	(147,265)	169,975
Accrued expenses	98,629	(23,763)	194,759
Accrued payroll to officers and related payroll tax expense	(230,702)	(212,395)	27,730
Net cash used in operating activities	(2,252,240)	(2,205,135)	(9,039,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(537,417)	(51,846)	(679,324)
Purchase of trademarks	(176,226)	-	(183,813)
Net cash used in investing activities	(713,643)	(51,846)	(863,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of offering costs	3,377,553	2,500,020	9,120,398
Proceeds from exercise of stock warrants attached to convertible debentures	-	-	920,000
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	3,377,553	2,500,020	11,130,398

NET INCREASE IN CASH AND CASH EQUIVALENTS	411,670	243,039	1,228,056

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	816,386	967,797	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,228,056	$1,210,836	$1,228,056

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
 (UNAUDITED)
	Nine Months Ended		For the Period
	March 31,2009	March 31,2008	From May 12, 2005 (Inception) through March 31, 2009

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Tax paid	$-	$-	$-

Non-cash investing and financing investing activities:

Common stock issued for services rendered	$129,800	$84,022	$763,757

Stock options issued to the officers as compensation	-	7,044	121,424

Stock warrants granted to scientific advisory board	107,000	30,500	414,241

Stock warrants granted to brokers	9,849	-	9,849

Common stock issued for interest on debentures	-	-	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Stock warrants issued in connection with private placement	827,485	-	2,090,117

Common stock issued upon conversion of accounts payable	150,000		150,000

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) TO MARCH 31, 2009
NOTES TO THE FINANCIAL STATEMENTS
 (Unaudited)

Note 1. Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc., and was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation.  On May 12, 2005, the Corporations were merged and Edot-com.com, Inc., a Nevada corporation, (the “Company”), became the surviving entity.

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

Index

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which the Company has licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza, Rabies, and Asian Bird Flu Virus. TheraCour has granted the Company the right to include Dengue viruses, Ebola/Marburg viruses, and viruses causing viral Conjunctivitis (a disease of the eye) among the viruses the Company is able to treat.  However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with TheraCour will ever be reached or that, if reached, will be on terms favorable to the Company.

The Company focuses its research and clinical programs on specific anti-viral therapeutics and is seeking to add to its existing portfolio of products through its internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Note 2. Basis of Presentation

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the nine month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the year ended June 30, 2008.

Note 3. Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from June 30, 2008), see the Company’s Annual Report on Form 10K for the year ended June 30, 2008.

Recently Issued Accounting Pronouncements
In March 2008, the FASB issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No. 161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company does not expect the adoption of  FSP 142-3 to have a material impact on the financial results of the Company.

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

Index

Reclassification
Certain reclassifications have been made in prior year’s financial statements to conform to classification used in the current year.  The reclassifications from general and administrative expenses to research and development expenses does not change total operating expenses, operating loss or net loss for any period presented.

Note 4.  Substantial Doubt Regarding Ability to Continue as a Going Concern

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $11,370,715 at March 31, 2009. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2009 and 2008 and a cash and cash equivalent balance of $1,228,056 at March 31, 2009, substantial additional financing will be required in future periods. The Company believes it will require in excess of $3,000,000 to further advance the current drug development priorities during the next twelve months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twelve months. The Company believes it can adjust its priorities of drug development, and it’s Plan of Operations as necessary if it is unable to raise such funds. The Company has taken several steps to conserve resources and reduce expenditures.

Based on the results of in-vivo and in-vitro studies which were completed in the first calendar quarter of 2007 and the Company’s April 9, 2007 Cooperative Research and Development Agreement, (“CRADA”), with the Walter Reed Army Institute of Research, we commenced a program to seek substantial additional financing to meet our planned cash requirements, through private placements of our common stock and/or incurring debt.  (See also Note 5.)  No assurances can be given that financing will be available or be sufficient to meet our capital needs.  If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether.  On August 22, 2008, the Company raised $3,286,000 from the sale of stock and “Warrants.”    This private placement of stock included 150,000 shares of Common Stock and 75,000 Warrants subscribed in consideration of $150,000 worth of scientific testing performed for the Company.  Also on August 22, 2008, the Company consummated subscriptions with its Warrants holders, thereby raising an additional $106,250.

Note 5. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. The Company and TheraCour have agreed, in principle, to a Licensing Agreement to include additional virus types among the virus types the Company is permitted to manufacture, use, and offer for sale, and for payment of a license fee to TheraCour. TheraCour has permitted the Company to use its nanomaterials to develop treatments for Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. Until such time as the Company and TheraCour can complete an additional Licensing Agreement to include these additional virus types we are permitted to manufacture, use, and offer for sale these nanomaterials.. In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed.  (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour (3) we will pay $2,000 or actual costs, whichever is higher, for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

Index

As to the license fee, there can be no assurance that the license fee will be paid or that the amendment will become effective, in which case TheraCour may revoke our permissive use of its materials, which may adversely impact our operations and cause the termination of our Cooperative Research and Development Agreement (CRADA) with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID), The Walter Reed Army Institute of Research (WRAIR), and the United States Armed Forces Institute of Pathology (USAFIP).

TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the nine months ended March 31, 2009 and 2008, were $1,440,649 and $891,791 respectively, and $5,980,336 since inception.  As of March 31, 2009, pursuant to its license agreement the Company has paid a security advance of $321,164 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses

No royalties are due TheraCour from the Company’s inception through March 31, 2009.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space in Woodbridge, Connecticut. Performance of the Company’s obligations was guaranteed by TheraCour Pharma, Inc., a principal shareholder of the Company and provider of the materials the Registrant uses in its operations. This lease expired on January 30, 2009, and we have relocated our operations to an expanded facility at 135 Wood Street, West Haven, CT.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President,  who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 30% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 35,085,000 shares of the Company’s outstanding common stock as of March 31, 2009. The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities. TheraCour has entered into a Rule 10b5-1 trading plan to sell, over a one year period, up to 1.8 million shares of the Company’s common stock that it owns, that will go into effect Feb 17, 2009. The proceeds are expected to be used to pay for the necessary improvements in laboratory facilities, the purchase of analytical equipment, and the costs of intellectual property (patent) protection.

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

Note 6. Prepaid Expenses

Prepaid expenses at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31, 2009	June 30, 2008

TheraCour Pharma, Inc. *	$321,164	$236,186
Kard Scientific, Inc. *	50,000	50,000
Prepaid other **	42,348	42,358
	$413,512	$328,544

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

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option pricing model and the following assumptions.

	For the three months ended March 31, 2009	For the nine months ended March 31, 2009
Expected life in years	4 years	4 years
Risk free interest rate	1.93	1.93-2.90
Expected volatility	201%	104%-201%
Dividend yield	0%	0%

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

Index

Also on August 22, 2008, the Company consummated subscriptions with certain of its Warrant holders whereby the Company offered all the holders of its $2.50warrants the option of exercising the Warrants at $1.00 per share of Common Stock, of which warrants to purchase 50,000 shares of Common Stock for an aggregate price of $50,000 were exercised. Concurrently, the Company consummated subscriptions with certain other of its Warrant holders whereby the Company offered all the holders of its $1.00 warrants the option of exercising the Warrants at $0.75 per share of Common Stock, of which warrants to purchase 75,000 shares of Common Stock for an aggregate price of $56,250 were exercised.

In November 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.70 per share. These warrants, if not exercised, will expire in November 2012. The fair value of these warrants in the amount of $30,500 was recorded as consulting expense.

In February 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.58 per share. These warrants, if not exercised, will expire in November 2012. The fair value of these warrants in the amount of $29,000 was recorded as consulting expense.

For the nine months ended March 31, 2009, the Company issued 169,476 shares of its common stock in aggregate with a restrictive legend, for consulting services valued at $129,800, the fair value at the date of issuance.

Note 8. Commitments and Contingencies

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

Total rent expense amounts to $148,812 and $149,230 for the nine months ended March 31, 2009 and 2008 respectively, and $393,988 for the period from inception.

Note 9. Subsequent Events

On April 23, 2009, the Company filed a Definitive Information Statement disclosing that on March 18, 2009 a majority of the Company’s shareholders consented to an, amendment of the Company’s Articles of Incorporation to authorize the creation of a class of 10,000,000 shares of blank check preferred stock (the “Amendment”).  The Amendment became effective on May 13, 2009.

On April 15, 2009, the Company issued 172,500 shares of its common stock as payment for equipment purchased.

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

Index

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, Edot-com.com, Inc., changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC”, respectively.  The Company submitted a Form-10SB to the SEC to become a reporting company on November 14, 2006. The Company’s filing status became effective in March, 2007.  On June 28, 2007, the company became quotable on The OTC Bulletin Board under the symbol NNVC.OB.

The Company is considered a development stage company at this time.

Management’s Plan of Operation

NanoViricides, Inc. (the “Company”), is an early developmental stage nano-biopharmaceutical company engaged in the discovery, development and commercialization of anti-viral therapeutics. The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., one of the Company’s principal shareholders, from which we have licensed, in perpetuity,  the right to develop drug candidates for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Rabies, Influenza and Asian Bird Flu Virus. Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment against Dengue Fever viruses, Ebola/Marburg viruses, and viruses causing certain eye diseases. The Company anticipates negotiating with TheraCour an amendment to the Licensing Agreement to include additional viruses. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy. We focus our laboratory research and pre-clinical programs on specific anti-viral solutions.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $11,370,715 at March 31, 2009. For the nine months ended March 31, 2009 the Company had a net loss of $2,162,978. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

Index

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

Common Influenza, High Path Avian Influenzas, Bird Flu, Swine Flu
Our FluCide™ program has a lead drug candidate that has shown efficacies in animals that far exceed that of known drugs such as oseltamivir (Tamiflu®, Roche) against common influenza in an animal model. Our FluCide-HP™, has demonstrated efficacies superior to FluCide against both Clade 1 and Clade 2 H5N1 strains, and is expected to be effective against all High Path influenzas, based on theoretical expectations. With its high efficacies and spectrum of all potentially epidemic influenza causing viruses, we have been able to stop the development of H5N1-specific AviFluCide in laboratory models. Recently, with additional SAR (structure-activity-relationship) studies, we have been able to develop influenza virus binding ligands that are expected to be superior to the previously used ligands in FluCide-HP. The new ligands are designed to be stronger mimics of the sialic acid receptors, capable of binding to influenza virus hemagglutinin proteins that use either the “avian” or the “human” types of sialic acid receptors. Pigs are known to be a “mixing vessel” species, exhibiting both avian and human types of sialic acid receptors, and thereby re-assortment (mixing) of genetic material from different influenza strains, subtypes, or types, can occur readily in pigs. The new FluCide is expected to be highly active against all influenzas, including highly pathogenic strains such as H5N1, the 2009 H1N1 Mexico epidemic strain, H3N2, H7N, and H9N among others. We plan on stopping development of FluCide-HP as a separate drug for highly pathogenic influenzas, thus establishing a single drug for all influenzas, whether epidemic, or seasonal. We anticipate significant cost savings as well as simplification in regulatory and eventual marketing efforts by consolidating these drug programs.

Index

We are actively seeking partnerships, collaborations and government funding for our anti-influenza drug program.

Ebola, Marburg, Dengue
We have obtained significant positive results against Ebola, although additional development was expected to be required even as we engaged into this program, because Ebola virus produces a soluble glycoprotein decoy that may be capable of fooling certain of our virus-binding ligands.  We have also submitted a grant application to the New England Regional Center of Excellence (NERCE)  American Recovery and Reinvestment Act Supplement funding opportunity.

We are currently working on developing anti-Dengue therapeutics.

We have recently submitted a grant application to the Department of Defense for the development of broad-spectrum nanoviricides that may be useful in treating Ebola, Marburg, and Dengue viruses.

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

The total market for viral conjunctivitis and keratitis is estimated to be in the billions of dollars.  The incidence of severe herpes keratitis is estimated to be 250,000 cases per year in the USA.  In Japan, where EKC is a reportable disease, it is estimated that there are at least one million cases per year.  The number of cases of non-specific conjunctivitis (pink eye) is considered to be far greater, possibly into the tens of millions in the US and hundreds of millions worldwide.

Index

The Company reported on February 27, 2009 that it entered into a Material Transfer Agreement with a major pharmaceutical company.  Pursuant to the terms of the agreement, the Company is not authorized to disclose the identity or the terms of the Agreement, except for securities reporting purposes.  The pharmaceutical company will evaluate one of the Company’s compounds as a drug candidate for certain viral infections of the external eye.  The Agreement also provides that following evaluation, should the pharmaceutical company so elect, the parties may enter into good faith negotiations for an exclusive, worldwide license for drug development and commercialization of the eye drug candidate.

On May 6, 2009, the Company entered into a Clinical Study Agreement with THEVAC, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University.  The Company will provide THEVAC with drug compounds that will be initially tested for their ability to inhibit replication of the HSV-1 virus, utilizing plaque reduction assays and inhibition of cytopathic effects (CPE)) assays.  In addition, the drug compounds will be tested for their ability to inactivate free virus and inhibit penetration and virus spread to adjacent cells.

HIV
Our very first animal studies in SCID-hu mice against HIV-I have resulted in a demonstration that our primary nanoviricide drug candidate as well as several  other  nanoviricide drug candidates in the HIVCide™ program were found to be superior to the three-drug oral cocktail (HAART) given according to standard protocol.  Resistance to HAART eventually leads to AIDS. It is possible that HIVCide can be used in addition to HAART to obtain even stronger beneficial effects, which may result in a “functional cure” of HIV as defined by scientists.  (We believe that the term Functional Cure of HIV may be defined as: The HIV genome integrates into certain human cells that go into hiding or dormancy for several years. While in hiding, they do not produce HIV virus particles or HIV proteins to any significant extent and are thought to remain unaffected by current anti-HIV drugs. The current standard treatment results in very low levels of HIV viremia, but the immune cells (CD4+ T cells and CD8+T cells) count eventually begins decreasing at a slow rate. The HAART therapy must be continued for the life of the patient and the drug mix is altered as failure occurs.  A more effective therapy could result in complete loss of HIV from the blood stream, allowing immune system function to return to normal, and thereby allowing the patient to enjoy normal life without further daily treatment, until an episode occurs which mobilizes the “sleeping” cells containing HIV genome. Such a therapy would be called a “functional cure” against HIV. A total cure of HIV would require elimination of the dormant cell pool containing the HIV genome. Nanoviricides act by a different mechanism than standard anti-HIV therapy. The Company believes, therefore, that by combining a nanoviricide with current therapy, a functional cure of HIV may be achieved. However, there is no way to predict whether such a treatment would be successful at providing a functional cure of HIV at present). Nevertheless, we believe that HIVCide is a significant anti-HIV candidate, acting by a novel mechanism of action and a first-in-class therapeutic, based on current preliminary data.  We intend to develop it further.

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

We believe therefore that the Company has a strong, wide and deep pipeline of drugs several years into the future. However, with relatively meager financial resources, the Company continues to juggle prioritization of the various programs, and program achievements. We are also working on bolstering our infrastructure with the objective of enabling us to file pre-IND applications or some of our drug candidates to the FDA. The Company has received significant interest from major pharmaceutical companies in its Viral Eye Diseases drug candidate, and HIVCide and FluCide programs to date, and we expect interest to pick up in other programs as well. There is no guarantee that this interest would result in any financially lucrative co-development agreements.

Index

All of our programs are currently at the pre-clinical stage. We have established preliminary proof of efficacy in cell culture and animal models, and have conducted preliminary safety studies that have indicated that all of our nanoviricides are safe in the animal models as tested.  We continue to work on further experiments necessary for development of our various drug candidates as FDA approvable drugs.

All of these drugs candidates are being developed as injectables, except EKCCide which is an ophthalmic formulation or eye drops solution.

Plan of Operations

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc. that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour Pharma Inc. serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment against Dengue Fever viruses, Ebola/Marburg viruses, and viruses causing certain eye diseases. The Company anticipates negotiating with TheraCour an amendment to the Licensing Agreement to include additional viruses. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

To date, we have engaged in organizational activities; developing and sourcing compounds, and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock (see Item 5 Recent Sales of Unregistered Securities). We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Index

Liquidity and Capital Resources

Requirement for Additional Capital

We currently do not have sufficient cash reserves to achieve all of our budgeted plans for the next twelve months and we may not be able to obtain the necessary financing.

The Company has taken several steps to reduce its operating expenses.  We have not renewed certain consulting contracts, which is expected to result in annual savings of $150,000 to $300,000.  We have not renewed our lease for laboratory facilities at 4 Research Drive and have constructed and consolidated our laboratory facilities at 135 Wood Street, West Haven, Connecticut, for an anticipated annual savings of approximately $50,000.  We have also made several changes which should result in a reduction in our professional fees of approximately $100,000 annually.

As of March 31, 2009 we had a cash and cash equivalent balance of $1,228,056 which can support operations through, approximately, September 30, 2009, at our current projected rate of spending.

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

Assuming that we are successful in raising this additional financing, we anticipate that we will incur the following expenses over the next twelve months:

1       Research and Development of $1,500,000: Includes planned costs of $1,200,000 for in-vivo and in-vitro studies for pan-influenza FluCide, RabiCide, EKCCide, HIVCide, and Dengue and Ebola/Marburg programs, planned for the next twelve months ending March 31, 2010. The Company has allocated the planned costs of $1,200,000 evenly over the seven drug candidates.

2       Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3       Capital costs of $1,250,000: This is the estimated cost for equipment and laboratory improvements expected during the next twelve months ending March 31, 2010.

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

The Company projects that it will be unable to proceed with its planned drug development progress, meet its administrative expense requirements, capital costs, and staffing costs beyond September 30, 2009 without obtaining additional financing of approximately $3,000,000 to $5,000,000.  If we are unable to obtain additional financing, our business plan will be significantly delayed or curtailed.  The Company continues to re-prioritize its objectives and delay certain drug development programs until we can raise sufficient funding that enables further development of the drugs with the goal of filing an Investigational New Drug application (IND) to the FDA.

The Company does not have any arrangements, at this time, for equity or other financing for these further needs of $3-5 million beyond minimum operations.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

The Company has limited experience with pharmaceutical drug development. As such our budget estimates may vary significantly from actual expenses incurred. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

Index

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In our Annual Report on Form 10-K for the year ended June 30, 2008, Management reported that it was aware that there were the following material weaknesses in our internal control over financial reporting

1.      Timeliness of Financial Reporting: Our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's controls were not effective as of March 31, 2009 due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007.

2. Segregation of Duties:  We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions.  Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis.

Index

The Company believes that it has taken significant steps to remediate these weaknesses including implementing additional segregation of responsibilities and authorizations for initiating, authorizing and recording transactions.  In addition, the Company has outsourced certain financial functions, including reviewing significant transactions and quarterly financial statements to independent contractors.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.58 per share. These warrants, if not exercised, will expire in November 2012. The fair value of these warrants in the amount of $29,000 was recorded as consulting expense.

For the nine months ended March 31, 2009, the Company's Board of Directors authorized the issuance of 106,628 shares of its common stock with a restrictive legend, for consulting services. The Company recorded an expense of $79,800.

Index

For the nine months ended March 31, 2009, the Company's Board of Directors authorized the issuance of additional 29,248 shares of its common stock with a restrictive legend, for legal services. The Company recorded an expense of $50,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 2009 a majority of the Company’s shareholders consented to an, amendment of the Company’s Articles of Incorporation to authorize the creation of a class of 10,000,000 shares of blank check preferred stock (the “Amendment”).  The Company filed a Definitive Information Statement with the Securities and Exchange Commission disclosing the action taken by its shareholders.  The Amendment became effective May 13, 2009.

ITEM 5.  OTHER INFORMATION

Subsequent Events

On May 6, 2009, the Company entered into a Clinical Study Agreement with THEVAC, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University.  The Company will provide THEVAC with drug compounds that will be tested for their ability to inhibit replication of the HSV-1 virus, utilizing plaque reduction assays and inhibition of cytopathic effects (CPE) assays.

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

(b)         Reports on Form 8-K.  During the fiscal quarter ended March 31, 2009, the Company filed the following Current Reports on Form 8-K:

Index

On January 13, 2009, the Company filed a Current Report disclosing that it had dismissed Holtz Rubenstein Reminick LLP as its independent accountant and had engaged Li & Company, PC as its new independent accountant.

On February 10, 2009, the Company filed a Current Report disclosing that TheraCour Pharma, Inc., the largest single shareholder of the Company, had adopted a written trading plan pursuant to Securities and Exchange Commission Rule 10b5-1, under which it would sell up to 1,800,000 shares of the Company’s common stock over a one year period.

On March 2, 2009, the Company filed a Current Report disclosing that on February 25, 2009, it had entered into a Material Transfer Agreement with a pharmaceutical company to evaluate one of the Company’s compounds as a drug candidate for certain viral infections of the external eye.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2009

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Financial Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors