Form 10-K
period 2009-06-30
NANOVIRICIDES, INC.
filed 2009-10-13
CIK 1379006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________

COMMISSION FILE NO. 333-148471

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

Yes        ☒            No        ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☐           No ☒ (Not required by smaller reporting companies)

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

Yes        ☐            No        ☒

As of October 1, 2009, there were 125,299,457 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on June 30, 2009 by non-affiliates of the registrant was $41,250,063  based on the closing price of  $0.57 per share as reported on the OTC Bulletin Board on June 30, 2009, the last business day of the registrant's most recently completed fiscal year (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricides, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc., (“TheraCour,” an approximately 27% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, Edot-com.com, Inc., changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC”, respectively.  The Company submitted a Form-10SB to the SEC to become a reporting company on November 14, 2006. The Company’s filing status became effective in March, 2007.  On June 28, 2007, the company became quoted on the OTC Bulletin Board under the symbol NNVC.OB. The Company is considered a development stage company at this time.

NanoViricides, Inc. (the “Company”), is a developmental stage nano-biopharmaceutical (nanomedicine) company engaged in the discovery, development and commercialization of anti-viral therapeutics. The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., one of the Company’s principal shareholders, to which we have the licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Rabies, Influenza and Asian Bird Flu Virus. Additionally, TheraCour has permitted the Company to use its nanomaterials to develop a treatment against Dengue Fever viruses, Ebola/Marburg viruses, and viruses causing certain eye diseases. The Company anticipates negotiating with TheraCour an amendment to the Licensing Agreement to include those additional viruses that the Company determines it wants to follow for further development. We focus our laboratory research and pre-clinical programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $11,995,535 at June 30, 2009. For the year ended June 30, 2009 the Company had a net loss of $2,787,798. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The accompanying financial statements on pages F-1 through F-27 -of this Form 10-K have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Accordingly, they do not reflect any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Glossary of Terms:

Nano- When used as a prefix for something other than a unit of measure, as in "nanoscience," nano means relating to nanotechnology, or on a scale of nanometers (one billionth of a meter or greater)

Viricide- is an agent which reliably deactivates or destroys a virus.

Nanoviricide ™ – is an agent which is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company's patent-pending and proprietary technologies.

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

More technically, the p-value of an observed value observed of some random variable T used as a test statistic is the probability that, given that the null hypothesis is true, T will assume a value as or more unfavorable to the null hypothesis as the observed value observed. “More unfavorable to the null hypothesis” can in some cases mean greater than, in some cases less than and in some cases further away from a specified center value.

Investigational New Drug Application (IND): The process of licensure of a new drug in the US goes through several steps. A simplified explanation of these steps is as follows. Initially a Company may file a pre-IND application to seek meetings with the FDA for guidance on work needed for filing an IND application. The Company obtains data on the safety and effectiveness of the drug substance in various laboratory studies including cell cultures and animal models. The Company also obtains data on chemical manufacturing of the drug substance. These and certain additional data are used to create an IND which the Company files with the FDA. After the FDA approves an IND application, the Company may conduct human clinical studies. A Phase I human clinical trial is designed typically to evaluate safety of the drug and maximum permissible dosage level. A Phase II human clinical trial that follows is designed to evaluate effectiveness of the drug against the disease in a small cohort of patients. A Phase III human clinical trial thereafter is designed to evaluate effectiveness and safety in larger groups of patients, often at multiple sites. The Company may then submit an NDA (New Drug Application) with the data collected in the clinical trials.  The FDA may approve the NDA. Once the NDA is approved, the Company can sell the drug in the USA. European countries have similar processes under the European Medicines Agency (EMEA). Other countries have similar processes.

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

The Company currently has several drug development programs. Our drug development programs with large commercial interest include (1) Influenzas, (2) HIV, (3) Topical Eye Drops for viral diseases of the external eye, and (4) Herpes “cold sores” and genital Herpes. In addition, the Company believes that, as the holder of potentially paradigm-shifting antiviral drug development technologies, it has a social responsibility to develop drugs against diseases affecting large segments of worldwide populations. In our Social Responsibility programs, we are developing drugs against Neglected Tropical Diseases (NTDs) caused by viruses such as Dengue viruses and Rabies. The Company also has BioSecurity programs that include drug development against hemorrhagic fever viruses such as Ebola/Marburg, and a unique technology that we call “ADIF™” to combat natural or bioterrorism attacks by novel viruses as happened with SARS and may happen with engineered viruses. The Company plans to perform its NTD and BioSecurity R&D and drug development in collaboration with Institutes of renown and with public funding, in order to minimize the strain on our resources. The Company believes that this work provides direct benefits to our commercially important programs. A grant application for developing a broad-spectrum nanoviricide against hemorrhagic fever viruses such as Ebola/Marburg and Dengue is currently pending with the Department of Defense.

Our development model is to employ collaborations with academic labs, government labs, as well as external service providers in order to minimize our capital requirements. We currently have collaborations with the Center for Disease Control and Prevention (CDC) and the National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam) for Rabies, with NIHE for H5N1 Avian Flu, the Walter Reed Army Institute of Research (WRAIR) for Dengue family viruses, United States Army Medical Institute of Infectious Diseases (USAMRIID) for Ebola/Marburg family of hemorrhagic viruses, and the Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS) for viral eye diseases such as epidemic kerato-conjunctivitis (EKC) and herpes keratitis.  In addition, our HIV and common influenza studies were subcontracted to KARD Scientific, Inc., USA. Some of the biological testing work for Herpes Virus infection of the eye was subcontracted to TheVac, LLC, laboratories at  the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine. We have recently signed a Master Service Agreement to subcontract evaluation of nanoviricide drug candidates against various diseases including Influenzas and HIV with the Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F), a well known contract research organization that performs preclinical testing.  Initially, we plan to perform additional testing of influenza dug candidates including High-Path or Highly Pathogenic Avian Influenzas (i.e. HPAI) at SRI-F. In addition to H5N1, several H9N and H7N influenza virus subtypes are highly pathogenic and have caused or have the potential to cause severe influenza epidemics.  We also plan to perform additional testing of our HIV drug candidates at SRI-F.

We have additional collaborations in the process of formalization for work on Dengue viruses, HIV, Viral Conjunctivitis, HSV “cold sores” and genital herpes, and other viruses. We typically employ more than one external laboratory to perform testing for a particular disease agent in order to limit possible laboratory level bias.

We have developed lead drug candidates against a number of viral diseases. Proof-of-principle efficacy studies in animals have been conducted successfully in many of these.

Nanoviricides are designed to work by binding to and eliminating virus particles from the blood-stream, just as antibodies do, only potentially much better. This is expected to result in reduction in viremia. A nanoviricide is constructed by chemically attaching a ligand designed to bind to virus particle, to a polymeric material that forms a flexible nanomicelle by self-assembly. If antibodies are known to affect a viral disease, it is possible to construct a nanoviricide against it, and there can be a general expectation of some success, depending upon the ligand chosen. We can choose a ligand from any of a number of chemical classes, including small chemicals, peptides, or antibody fragments or even whole antibodies.

The NanoViricides’ Concept and Antiviral Strategy

The Company owns an exclusive worldwide license in perpetuity to technology that enables the creation of nanoviricides™. A “nanoviricide” is a flexible nano-scale material approximately a few billionths of a meter in size, comparable to the size of a virus particle, which is chemically programmed by a “ligand” to specifically target and attack a particular type of virus. A nanoviricide also is capable of simultaneously delivering a devastating payload of active pharmaceutical ingredients (API) into the virus particle, to destroy its genome (RNA/DNA).

A nanoviricide is designed to “look like” the portion of a cell membrane to which a virus particle binds, in a sense. This biomimetic approach is expected to fool the virus into binding to the nanoviricide, and in an attempt to “enter” it, it is thought that the virus particle may get destroyed. This is because viruses have developed ways of uncoating themselves once they enter a cell, in order to expose the viral genomic material so that it can hijack the cellular machinery to make its own copies. We call this the “passive view” of how a nanoviricide may work.

A nanoviricide is designed as a flexible material, that self-assembles, at about the same size scale as a typical virus particle. The flexible material we use is one type of a special polymeric material called TheraCour®, invented by the Company’s founders. It assembles in solution into a flexible ball, somewhat like a ball of hair. We call this a nanoviricide micelle, or “nanomicelle” for short. On first contact with a virus particle, a nanoviricide micelle may bind to a virus particle because of specific interaction between a ligand attached to the nanoviricide and the glycoproteins on the virus surface. This may cause the flexible nanoviricide to reach very close to the virus surface, leading to additional ligands binding to additional viral coat proteins, in a mode called “cooperative binding”.  Cooperative binding is a well known natural process that forms the basis of biological recognition such as antibody-antigen binding, DNA hybridization, and protein assembly, among others. Eventually it is thought that the interior of the nanomicelle, which is lipidic (oil-like) in nature, would fuse with the exterior lipidic coat of the virus particle. This lipidic fusion is also a well known natural process. Such fusion may lead to the flexible nanomicelle spreading onto the virus surface much like an oil-slick covering a golf ball. In the process, the coat proteins that the virus uses for binding to cells may be expected to become unavailable, and are also likely to even get stripped off completely. The virus particle would then be rendered incapable of binding to a cell, and thus no longer infectious or capable of causing disease or of making copies of itself. We call this the “active view” of how a nanoviricide may work.

Nanoviricides thus are designed to employ the “Bind-Encapsulate-Destroy” strategy, which is akin to the “Find-Encircle-Destroy” war strategy that has been successfully employed historically in many wars.

Antibodies are a major defense of humans and animals against viruses. After a person is infected by one particular virus, he/she develops antibodies against the virus. The infection is fully controlled after a strong antibody response develops. Subsequent exposure to the same virus does not cause disease. However, antibodies by themselves do not destroy a virus particle. After a few antibodies bind to a virus particle, several processes must take place that eventually lead to destruction of the virus particle. Many viruses have developed ways of dysregulating this complex immune response cascade.

Nanoviricides, on the other hand, are designed as “programmed nanomachines” capable of executing the entire strategy of “Bind-Encapsulate-Destroy” without any dependence on or assistance from the human immune system.

Antibodies also may be too specific to a particular virus strain, and thus viruses evade antibodies by changing their external surface. Vaccines create antibodies in the recipient, in order to protect the person. Vaccines are thus limited by the nature of antibodies, and tend to be very specific to particular strains or groups of strains of a virus. This is why a new seasonal vaccine must be formulated for influenza every year. This is also why a novel influenza strain such as bird flu (H5N1) or the 2009/”Swine flu” virus cannot be defended against by existing vaccines.

Despite all evolutionary/spontaneous changes such as mutations, re-assortments, recombinations, etc., a particular virus retains its ability to bind to the same features on the cell surface at the same sites. In designing a nanoviricide, we pay particular attention to the design and selection of a ligand. We generally choose a ligand that mimics the cell surface features to which all virus strains of a particular virus are known to bind. We therefore believe that a resistant viral strain against a nanoviricide would be far less likely to occur than resistance development against any other antiviral agent strategy. If, however, such resistance does occur, a new nanoviricide can be developed by changing the ligand appropriately.

The NanoViricides’ Technology and Approach

Nanoviricide drugs, which are presently in a preclinical stage of development, are designed to lead to reduction in viremia by a set of novel, multiple, concerted, mechanisms:

1
Each nanoviricide drug is designed as a specifically targeted antiviral agent for a particular type of virus or group of viruses. Often side effects of a drug may be correlated with non-specific interactions with the host cells, tissues, and organs. Most existing anti-viral agents are known to have non-specific effects against both host cells and viral machinery at the same time. Most existing anti-viral agents act inside human cells. It is believed that this intracellular mechanism leads to significant opportunities for non-specific effects against host cells. Nanoviricides, on the other hand, are designed to work directly against virus particles in bodily fluids. The Company believes that this approach may make nanoviricides inherently safer than existing approaches.

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

3
A nanoviricide is designed to be capable of encapsulating an active pharmaceutical ingredient (API) in its core, or “belly”. This is expected to reduce toxic effects of the API. Such encapsulating methods are currently being used in anti-cancer therapy and have shown reduced toxicity as well as increased efficacy (see http://nihroadmap.nih.gov/nanomedicine/). Our goal, which we can give no assurance that we will achieve, is for NanoViricides, Inc. to become the premier company developing nanomedicines for anti-viral therapy.

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

The Company plans to develop several drugs through the preclinical studies and clinical trial phases with the goal of eventually obtaining approval from the United States Food and Drug Administration (“FDA”) and International regulatory agencies for these drugs. The Company plans, when appropriate, to seek regulatory approvals in several international markets, including developed markets such as Europe, Japan, Canada, Australia, and Emerging Regions such as Southeast Asia, India, China, Central and South America, as well as the African subcontinent. The seeking of these regulatory approvals would only come when and if one or more of our drugs, now in early stage of pre-clinical development, has significantly advanced through the US FDA regulatory process. If and as these advances occur, the Company may attempt to partner with more established pharmaceutical companies to advance the various drugs through the approval process.

There can be no assurance that the Company will be able to develop effective nanoviricides, or if developed, that we will have sufficient resources to be able to successfully manufacture and market these products to commence revenue-generating operations.

There can be no assurance that other developments in the field would not impact our business plan adversely. For example, successful creation and availability of an effective vaccine may reduce the potential market size for a particular viral disease.

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

We currently have, in early, active development, products against HIV, Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), common seasonal human Influenzas, Rabies, Dengue, and Eye drops against viral diseases of the eye such as conjunctivitis and keratitis. Adnoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. We plan on undertaking the development of drugs against other viruses when adequate financing becomes available. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital.  The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

The total market size of drugs for the programs in which we already have lead drug candidates are estimated to be over $40B in 2013.

Our product development programs can be roughly divided into three sectors: (1) Commercially Important Diseases, (2) Neglected Tropical Diseases (NTD’s) and Biosecurity/Biodefense, and (3) Advanced Technologies.

The commercially vital diseases tend to have large market sizes, and we therefore expect to be able to develop collaborations with major pharmaceutical companies to pursue these programs. We have signed a Material Transfer Agreement with a major pharmaceutical company to evaluate the nanoviricide eye drops. The evaluation is currently in progress. There is no guarantee that the evaluation of the nanoviricide eye drops will lead to a licensing agreement. However, should a licensing agreement take place, we anticipate an initial payment, followed by milestone payments during drug development, and royalties upon commercialization of the drug.

We are pursuing similar opportunities for our other commercial drug programs as well. Traditionally, major pharmaceutical companies have licensed highly innovative drugs only after human clinical studies have established the value of the drug. In recent years, the trend is for major pharmaceutical companies to enter into very early stage agreements, as early as screening and discovery level, with other pharmaceutical companies. We cannot predict to what extent major pharmaceutical companies will be interested in engaging in early stage collaborations with us to develop our nanoviricide drugs.

We have initiated a Biosecurity/Biodefense program based on the US Government’s commitment to Biosecurity. We are performing these developments strictly in various government and institutional collaborations to minimize development costs to us. In addition, we are pursuing grant and contract opportunities in this area to finance the drug development activities. The US Government is virtually the only source of revenue for our Biosecurity/Biodefense programs. Although we believe that we have demonstrated significant successes in this area, we do not intend to develop drugs in this area without continued government funding and assistance.

Our NTD programs were initiated because of the Company’s commitment to social responsibility.  As a Company led by medical professionals and committed scientists, we believe that these programs could make a substantial impact on the quality of worldwide healthcare. The Company believes its nanoviricide technology enables development of highly effective drug candidates against various diseases, at less effort and expense than traditional drug development. We have taken advantage of various government and institutional collaborations to perform drug development activities in the NTD area at a minimal cost. In addition, our R&D on NTD’s also indirectly benefits our drug development for the commercially important diseases.

The NTD’s have very high incidence rates worldwide. Most of the NTD infections occur in underdeveloped countries. As such, NTD’s have traditionally been assigned low market sizes by market analysts. With the economic prosperity of India, China, Brazil, Russia, and other emerging world economies (the BRIC block), the economic situation relative to healthcare is also changing dramatically. Further, there are significant US government programs designed to promote the development of drugs against various NTD’s, including the “priority voucher” program of the US FDA, which may have commercial value. In addition, there are several charitable foundations that are deeply involved in the NTD area in various roles, although primarily in improving access to healthcare.

Commercially High Priority Drug Development Programs

To date, the Company has developed drug candidates against four virus types/disease areas with strong commercial prospects. These include Influenza, HIV, viral diseases of the external eye, and Herpes Cold Sores and Genital Herpes. The market size for HIV is estimated to be $21billion in 2013. The market for influenza drugs is estimated at about $7billion. The eye drops topical viricide market size is estimated to be in the billions of dollars. In addition, the herpes cold sores and genital herpes market size is in several billion dollars.

“H1N1 Swine Flu”, Common Influenzas, High Path Avian Influenzas, Bird Flu, Epidemic and Pandemic Influenzas

Our FluCide™ program lead drug candidate has shown efficacies animals that far exceed that of known drugs such as oseltamivir (Tamiflu®, Roche) against common influenza in an animal model. Until last year, we had three different drug development programs for influenzas: FluCide for common influenzas, FluCide-HP™ for highly pathogenic influenzas, and AviFluCide™ specific to H5N1 bird flu. We have consolidated all three of our influenza drug programs into a single, broadly active, yet highly effective, pan-influenza FluCide program. The new FluCide is expected to be highly active against all influenzas, including highly pathogenic strains such as H5N1, the novel H1N1/2009 Mexico/California “Swine Flu” epidemic strain, H3N2, H7N, and H9N among others. We are currently developing a single drug for all influenzas, whether pandemic, epidemic, seasonal, novel, emerging, human, swine, or avian. We anticipate significant cost savings as well as simplification in regulatory and eventual marketing efforts by consolidating these drug programs.

Recently, with additional SAR (structure-activity-relationship) studies, we have been able to develop influenza virus binding ligands that are expected to be superior to the previously used ligands in FluCide-HP. The new ligands are designed to be closer mimics of the sialic acid receptors (than the previously employed ones), yet capable of binding to influenza virus hemagglutinin proteins that use either the “avian” or the “human” types of sialic acid receptors. Pigs are known to be a “mixing vessel” species, exhibiting both avian and human types of sialic acid receptors, and thereby re-assortment (mixing) of genetic material from influenza strains, subtypes, or types, with different host specificities can occur readily in pigs. We are actively seeking partnerships, collaborations and government funding for our anti-influenza drug program.

Viral Diseases of the Eye: Viral Conjunctivitis, Viral Keratitis – Eye Drops

We are developing a nanoviricide against adenoviral Epidemic Kerato-Conjunctivits (EKC). EKC is a severe disease of the eye which in some people causes long term or permanent blurred vision. In an animal study, our EKCCide™ lead candidate was shown to rapidly resolve the clinical signs of the disease, when treatment was started after infection had set in. The clinical success included demonstration that no SEI’s (immunoprecipitates) were formed in treated animals, as opposed to control group. SEI’s are known to be the cause of blurred vision. There are currently no approved drugs available against EKC, and it is an active field of drug development research. There are about 2.5 million cases of EKC annually in the USA alone.

The Company is not aware of any animal studies of anti-EKC drug candidates that have demonstrated resolution of clinical disease. Based on these successful results, we expanded our program to develop a single broad-spectrum nanoviricide treatment effective against most of the viruses causing external eye diseases, including viral conjunctivitis and viral keratitis. A large majority of external eye viral infections are caused by adenoviruses or herpes simplex viruses (mainly HSV-1).

We have now successfully developed drug candidates that are effective against both adenoviruses and against HSV-1, viruses that cause most of the viral diseases of the external eye. Additional animal testing against HSV-1 infection of the eye is being commissioned at two independent external research centers.

HSV and some adenoviruses cause most of the cases of keratitis, a serious infection of the cornea (approximately 250,000 US cases/year). Importantly, HSV infection can lead to corneal scarring that may necessitate corneal transplantation.  In addition, some adenoviruses cause a majority of conjunctivitis cases (“Pink eye”).  The remaining cases of conjunctivitis are caused by bacteria and are treatable with topical antibiotics.  Currently there are no effective treatments for viral diseases of the exterior portion of the eye.

The nanoviricide eye drug candidate is formulated as simple eye drops.

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

On May 6, 2009, the Company entered into a Clinical Study Agreement with TheVac, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University. At present, TheVac is performing biological testing of anti-herpes nanoviricides. TheVac is conducting studies on the effect of anti-herpes nanoviricide drug candidates developed for use against herpes cold sores and genital herpes in cell culture models. In addition, TheVac is also conducting studies on the effect of anti-herpes nanoviricides drug candidates in a mouse model of herpes keratitis. Professor Gus Kousoulas and his team at Louisiana State University have validated and published on this animal model extensively in peer-reviewed scientific journals.

HIV

Our very first animal studies in the standard SCID-hu mice against HIV-I have demonstrated that our primary nanoviricide drug candidate, HIVCide, as well as several other  nanoviricide drug candidates were found to be superior to the three-drug oral cocktail (HAART) that is the current standard of care.

We designed the anti-HIV nanoviricides using rational drug design principles. The ligands we have designed in the case of HIV-1 are thought to be broadly neutralizing. In-silico modeling indicates that our ligands dock to the conserved CD4 binding site of gp120 of HIV-1. We have even observed successful docking of some of our ligands with gp120 of the HIV-1 JRFL strain which is thought to be resistant to HAART.

Resistance to HAART eventually leads to AIDS. It is possible that HIVCide can be used in addition to HAART to obtain even stronger beneficial effects, resulting in a “functional cure” of HIV.  We believe that the term “Functional Cure” of HIV may be defined as: The HIV genome integrates into certain human cells that go into hiding or dormancy for several years. While dormant, the HIV genome does not produce HIV virus particles or HIV proteins to any significant extent and are thought to remain unaffected by current anti-HIV drugs. The current standard treatment results in very low levels of HIV viremia, but the immune cells (CD4+ T cells and CD8+T cells) count eventually begins decreasing at a slow rate. The HAART therapy must be continued for the life of the patient.  A more effective therapy could result in complete loss of HIV from the blood stream.  This may eliminate the slow loss of healthy immune cell populations, and allow immune system function to return to normal.  Patients may then enjoy a normal life without further daily treatment, until an episode occurs which mobilizes the “sleeping” cells containing the HIV genome. Such a therapy would be called a “functional cure” against HIV. A total cure of HIV would require elimination of the dormant cell pool containing the HIV genome. Research in the field of reactivating the dormant pool of HIV infected cells is encouraging. If these cells can be reactivated, and simultaneously the HIV viremia controlled, researchers have proposed that this could lead to reduction in the dormant infected cell pool. If their hypotheses are correct, HIVCide could lead to an eventual cure, possibly in combination with other drugs.

Nanoviricides act by a different mechanism than standard anti-HIV therapy. The Company believes, therefore, that by combining a nanoviricide with current therapy, a functional cure of HIV may be already achievable. However, there is no way to predict whether such a treatment would be successful at providing a functional cure of HIV at present.

Additional studies in cell cultures are planned to be conducted in the next six months. We have executed a Master Service Agreement (MSA) with Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F) to conduct these studies. SRI-F is a well established Contract Research Organization (CRO) that has developed, conducted, and published in scientific journals on standardized study protocols for various mechanisms of anti-HIV action, including microbicides, antibodies, and small chemical therapeutics. We are also planning additional animal studies of these drug candidates.  We are also planning additional animal model studies of the HIVCide™ lead drug candidate.

HIVCide is expected to be a significant anti-HIV candidate, acting by a novel mechanism of action and a first-in-class therapeutic, based on current preliminary data.  We intend to develop it further.

Herpes “Cold Sores” and Genital Herpes

We have developed nanoviricide drug candidates that are capable of attacking the herpes virus that causes cold sores and genital herpes. These drug candidates are designed so that they can be easily formulated as a skin cream or gel formulation in order to be able to apply readily to cold sores or genital lesions caused by herpes.

We have successfully tested these drug candidates in a cell culture model for effectiveness against Herpes Simplex Virus (HSV-1) infection.  This testing was conducted by TheVac, LLC laboratories at the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine.

Four different nanoviricides showed greater than 10,000-fold (>99.99% or 4-logs) reduction in virus quantity compared to untreated controls in a cell culture assay employing the LSU proprietary green-fluorescent-protein-tagged (GFP) modified HSV-1 McKrae strain.

These nanoviricide drug candidates are designed to act against all herpes simplex virus strains, including HSV-1 and HSV-2. The Company has commissioned additional in vitro studies to confirm the results. Animal studies have also been scheduled.

Herpes simplex virus (HSV) causes “cold sores” or “fever blisters”, the incidence of which is second only to the common cold (100 million recurrences annually in the US alone). In addition, genital herpes prevalence is 67 million infected individuals in the US alone. This represents 20% of the US population infected with symptomatic, recurrent disease. It is also believed that a large fraction of infected individuals remain asymptomatic. Seroprevalence (people with antibodies) in general French population is about 67% for HSV-1 and 17% for HSV-2. It is estimated that worldwide incidence and infection rates are very similar to these high proportions of infection prevalence.

Existing therapies for herpes virus infections include acyclovir and drugs chemically related to it (e.g. gancyclovir, valcyclovir, others). These drugs, nucleoside analogs, act by inhibiting viral DNA synthesis. However, there is known drug toxicity due to interference with human metabolism. Currently, there is no cure for herpes infection.

Nanoviricides are designed to act by a novel and distinctly different mechanism compared to existing drugs. Nanoviricides are designed to mimic the human cell surface to which the virus binds. Our results suggest that a nanoviricide could become a highly sought after drug against HSV.

Neglected Tropical Diseases and Biosecurity/Biodefense Programs

Ebola, Marburg, Dengue

We have obtained significant positive results against Ebola, although the Ebola virus produces a soluble glycoprotein decoy that may be capable of avoiding certain of our virus-binding ligands.

We are currently working on developing anti-Dengue therapeutics. Dengue is an important NTD.  According to the Centers for Disease Control and Prevention in Atlanta (CDC), dengue fever risk is about 1 illness per 1,000 US travelers, and it is the most common cause of fever in returned travelers from the Caribbean, Central America, and South Central Asia. The CDC has also noted "dengue is the most important mosquito-borne viral disease affecting humans... Each year, tens of millions of cases of DF occur and, depending on the year, up to hundreds of thousands of cases of Dengue hemorrhagic fever (DHF)." Dengue fever is also called “break-bone fever”. The first or primary dengue infection has very low fatality rates associated with it. However, when a person is infected with a different type of dengue virus afterwards, the person is at risk of developing Dengue Hemorrhagic Fever (DHF), or Severe Dengue fever. The fatality rate associated with DHF/Severe Dengue may be as high as 10%. There is currently no vaccine or cure for dengue, which causes high fever, muscular pain, headaches, vomiting, and in some cases skin rash. WHO estimates that 2.5 billion people are at risk of dengue fever or of DHF out of a total world population of 6.6 billion. Dengue viruses are carried by Aedes aegypti mosquito, which is gaining ground northwards as the global climate warms up. There have been several cases of Dengue in the southern regions of the USA.

We have recently submitted a grant application to the Department of Defense for the development of broad-spectrum nanoviricides that may be useful in treating Ebola, Marburg, and Dengue viruses. This application received excellent reviews and we were notified that it is now in the “reserve list” status, as of June, 2009. A reserve list status indicates that should the agency receive sufficient funding in the government budgeting process, it is likely to consider the application for funding. There is no guarantee that this grant application will be funded. In the absence of public funding, the Company’s ability to develop these drugs is very limited.

Rabies

Our RabiCide™ program has resulted in candidates that have enabled survival of 20% to 30% of infected animals after disease has set in, using a particular animal model. Further testing is in progress in a different experimental model. We believe that if this testing succeeds, it may be the first ever therapeutic against rabies. Currently, rabies is a uniformly lethal disease with only prophylactic medications available, which are comprised of human antibodies, monoclonal antibody mixtures, and rabies vaccine virus strains. The potential market size for a rabies drug worldwide has been estimated at $300M to $500M. In absence of public funding, the Company’s ability to develop these drugs is very limited.

Advanced Technologies : ADIF™ Technologies

We believe that our technologies and capabilities at attacking different viruses are fairly well demonstrated. In addition, we have developed “Accurate-Drug-In-Field™” or ADIF™ technologies that may show efficacy in treating epidemics like H5N1, SARS or Ebola by developing a targeted therapeutic in the field to prevent the spread of the disease.

ADIF technology does not require any knowledge of the molecular biology of the virus, or even its specific identification. An accurate drug, specifically targeted at the virus, can be developed in the field, from nanomicelles stockpiled beforehand. This enables a rapid response timeframe of as short as 3 weeks for initial drug doses, and potentially less than 3 months for sufficient doses to curb the spread of the virus outside the affected area. Thus ADIF technologies are applicable to novel, or engineered viruses, or emerging infections whether natural or man-made. This technology may have significant applications in the Biodefense area. We believe that this is the only technology that can enable humans to combat novel viruses before they spread disease.

We have already demonstrated the ADIF technology capabilities successfully.

The Strength of Our Drug Pipeline

Between the two ends of the spectrum of specific antivirals developed during peace-time effort, and the specific antivirals developed as a “war-like” effort (ADIF), we have also demonstrated the capability of developing broad-spectrum nanoviricides. Broad-spectrum nanoviricides are based on the validated scientific fact that a large number of virus families employ the same cell surface receptor. Our nanoviricides are designed as “cell biomimetics,” meaning that the nanoviricides “look like” a cell to the virus.  The nanoviricide carries a portion of the broad-spectrum receptor on the nanomicelle surface that the virus attaches to and is then entrapped or dismantled by the nanoviricide. Such broad-spectrum nanoviricides could be stockpiled to enable treatment of many infectious agents with very few drugs, and thus would be valuable to worldwide disease programs, and Strategic National Stockpiling efforts.

We believe that the Company has a strong, wide and deep pipeline of drugs. However, with relatively meager financial resources, the Company continues to juggle prioritization of the various programs, and program achievements. We are also working on bolstering our infrastructure with the objective of enabling us to file pre-IND applications for some of our drug candidates with the FDA. The Company has received significant interest from major pharmaceutical companies in its Viral Eye Diseases drug candidate, and HIVCide and FluCide programs to date, and we expect interest to increase in other programs as well. There is no guarantee that this interest would result in any financially lucrative co-development agreements.

All of our programs are currently at the pre-clinical stage. We have established preliminary proof of efficacy in cell culture and animal models, and we have conducted preliminary safety studies that have indicated that all of our nanoviricides are safe in the animal models as tested.  We continue to work on further experiments necessary for development of our various drug candidates as FDA approvable drugs.

Last year, we added two commercially important drug candidates to our pipeline, namely HIVCide and EKCCide.

This year, we have greatly expanded the scope of our eye anti-viral treatment to develop drug candidate eye drops against potentially all viruses infecting the exterior portion of the eye. Our EKCCide program has now evolved into the broad-spectrum eye drops antiviral program, which is expected to lead to a significant expansion in marketability as well as market size if successful.

A nanoviricide against Herpes cold sores and genital herpes is a new addition to our pipeline of drug candidates this year. The market size for herpes simplex virus treatments is in excess of $2 billion annually.

In addition, we simplified our anti-influenza drug programs because of the high efficacies of our new drug candidates into a single pan-Influenza broadly acting new FluCide. This single drug is being developed for all influenza indications including seasonal influenzas, highly pathogenic influenzas, bird flu, and novel epidemic influenzas such as the current novel H1N1/2009. We believe that this will reduce development costs significantly. This is also expected to help us gain expanded market share and easier market acceptance, including stockpiling, when a drug is approved. Emergency Use Authorization can occur under circumstances such as the current epidemic under certain conditions after an IND has been filed, prior to a full FDA approval. We are not at the stage of submitting the necessary applications to the FDA as yet.

We are developing nanoviricides for different routes of administration, choosing the best option based on a viral disease pathology. Thus, we are developing eye drop formulation for the viral diseases of the external eye. We are developing skin cream and gel formulations for topical application of nanoviricides against oral and genital herpes. All other drugs candidates including FluCide and HIVCide are currently being developed as injectables. We believe that it will be possible in the future to develop aerosols for influenza and nasal sprays for common colds and similar diseases. This is possible because nanoviricides have been designed so that they can be formulated in many different ways.

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

Preliminary Safety Studies In Vitro

We have conducted limited initial animal safety studies on one of the core TheraCour® ™ nanomaterials (patent pending). TheraCour technology covers a large range of nanomaterials in a class known as pendant polymeric micelles. These materials are self-assembling, flexible, non-particulate, and stable at room temperature.

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

Proof-of Principle

We have conducted studies which demonstrated that when a small chemical molecule (ligand) is attached to our nanomicelles covalently, the resulting nanoviricide has such a high activity that as little as 1/50th  of the attached molecule is needed for comparable activity [i.e. a 20mg/kgBW injection of free molecule and a 0.04 mg/kgBW injection of the molecule attached to the polymer showed equivalent efficacy]. These results suggest to us that the observed antiviral activity of the nanoviricide is due to the proposed mechanism of action of the nanoviricide and not to either component of the drug, the ligand or the nanomicelle. This is considered "proof of principle" in that our original theoretical assumptions about the functionality of the nanoviricide have scientifically been validated.

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

Preliminary analysis of the H5N1 preclinical in vitro studies performed in Vietnam showed that many nanoviricide candidates were effective at as low as 5-nanomolar concentration levels in cell culture experiments. Typically, an early developmental drug that proves effective at concentrations less than 500 nanomolars is considered a strong candidate for FDA approval as an “Investigational New Drug (IND)” applicant.

All of the above studies have been repeated with the same, as well as, additional test methodologies (for example, evaluation of CPE quantitatively by a cell viability soluble dye assay) producing confirmatory results against this rgH5N1 Vietnam strain (based on the Vietnam 2004/2005 H5N1 strain).

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

Both of these drug candidates were also highly effective in vivo against the influenza A H1N1 strain (see below). These studies provide a preliminary indication that the various influenza viruses may have limited ability to escape these nanoviricides drugs via mutations and other changes.  The choice of ligands we have performed in such a fashion that the potential for a virus strain to mutate and escape the nanoviricide drug and still remain a serious cause of disease, is minimized.  Further studies are planned.

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

In the above study, the virus load in lungs of infected animals was reduced to 92±21 pfu/ml by FluCide-HP and 119±18 pfu/ml by the improved FluCide-I in this study. These are very low levels of virus load. The control untreated mice had a viral load of 946± 115 pfu/ml at this sampling point.  Thus, the reduction in viral load was approximately 1 log units for both of these candidates.  Virus load reduction estimates depends upon various factors.  Improvement in dosing regimen may be expected to provide a further reduction in viral load.

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

These studies appear to be the first ever in which a non-vaccine agent led to a significant population survival extent in rabies-infected mice in any high lethality infection protocol.  Two of the three nanoviricides that led to high population survival rates in these studies are being further developed under the RabiCide-I(tm) project.  Further studies are planned.

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

In a preliminary rabbit eye animal study, we tested two different nanoviricides against EKC caused by infection with Adenovirus 5, a well known causative agent. The virus was supplied by the CDC. Controls of uninfected, untreated eyes, of infected, untreated eyes, and of infected eyes treated with the standard eye wash formulating solution, were also part of the experiment. Treatment with eye drops of nanoviricides was started 15 hours post-infection, well after the disease had set in, and was continued twice a day for ten days. On the third day, eyes treated with nanoviricide B were completely cleared up with no redness, stickiness, exudate, or furry eyebrows. The other nanoviricide was slightly less effective. The eyes in control groups in contrast showed all classic signs of infection throughout the due course of disease. Further examination has indicated that treatment with nanoviricide B resulted in all eyes being completely free of sub-epithelial filtrate and immuno-precipitate formation, whereas eyes in the control groups exhibited SEI and immuno-precipitates as expected. Further results regarding viral load and other effects are being evaluated.

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

Preliminary Efficacy Studies In Vivo – HIV

In a preliminary animal study against HIV in a well established animal model, SCID-hu-Thy/Liv mice, we tested a number of nanoviricides against a positive control (that is known effective drug) that comprised the clinically employed well established HAART therapy of oral three drug combo (AZT+3TC (lamivudine) + Efavirenz (a non-nucleoside reverse transcriptase inhibitor (NNRTI)). Several additional parameters were tested and indicate significant benefit of nanoviricide therapy.

Treatment with HAART and anti-HIV nanoviricides resulted in a significant reduction in viral load in the Thy/Liv implant as determined by qPCR and viral particle counts in aspirated implant lymphocytes by EM.  qPCR analysis showed that HAART and nanoviricide treatment reduced the implant viral load equally well, with nanoviricide results showing slight superiority. The aspirated lymphocytes showed substantially lower viral particle burden in nanoviricide treated groups, as compared to HAART-treated groups. The EM data are considered preliminary and we do not draw any conclusions rather than they support the viral load reduction studied by qPCR.

Similar to the reduction in viral load, both HAART and nanoviricide treatment had positive long term effects on reducing thymocyte depletion as shown by the proportion of CD4+CD8+ thymocytes (double-positive, or “DP”) in the 5th week post-infection.  Implants in the HAART and nanoviricide treatment groups exhibited 80-85% CD4+,CD8+ DP cells while the vehicle control groups had only approximately 30% CD4+CD8+ thymocytes.

The equal treatment effect was produced by administering only 150  mg/kg nanoviricide, as opposed to a total of 4,200 mg/kg of HAART drug load. Thus, nanoviricides were more than 25X (2,500%) superior to the HAART cocktail on a dosage level basis. In addition, the nanoviricide therapy was given only during the first week whereas HAART therapy was continued for 42 days. Thus, there is a significant possibility that extending nanoviricide treatment further could have far more significant benefits than observed in this study.

No adverse events were observed with nanoviricide therapy. The physical appearance of the animals was much better in the nanoviricide treated animals than in the HAART treated animals. These preliminary findings suggest that nanoviricide therapy was safe, well tolerated, and did not result in any adverse events. HAART therapy in humans is known to be associated with significant adverse events including nausea, weight loss, and lipid redistribution, among other factors. The very large dosages of drugs in HAART therapy are thought to lead to various adverse events.

The HAART cocktail  we used consisted of AZT+3TC+Efavirenz, at 40 + 20 + 40 mg/kg, respectively,  administered p.o. 1x daily for the duration of the study, beginning 24 hrs after virus inoculation, for a total drug load of 4,200mg/kg. In contrast, the nanoviricide treatments were given only during the first week, at days 1, 3, and 5 post-infection, at 50 mg/kg (tail vein injection), for a total drug load of 150 mg/kg. We intend to increase the extent of nanoviricide drug treatment in the future studies.

In summary, treatment of SCID-hu mice with nanoviricides following HIV-1 Ba-L infection of hu-Thy/Liv implants resulted in significantly reduced viral load and significantly improved double positive, CD4+,CD8+ thymocyte proportion. These effects appear to have resulted in improved survival and reduced body weight loss. Importantly, comparison with mice treated with the HAART cocktail for the duration of the study revealed that the nanoviricide anti-viral agents were comparable or slightly superior to HAART treatment for all parameters evaluated. It is important to note that nanoviricides were single administrations only at 24, 48 and 72 hours post-infection while the HAART cocktail was administered daily for the duration of the study. The nanoviricide total drug load was only 150 mg/kg as opposed to a total HAART drug load of 4200 mg/kg, thus equivalent effects were observed with nanoviricide drug candidates at ~1/25th of the HAART drug load. It would be important to determine if extended nanoviricide administration shows significantly greater efficacy.  Additionally, we are not aware of any anti-HIV drug candidate that is equivalent or superior by itself alone to the HAART cocktail.

Based on this study, the Company believes that it has a strong lead drug candidate against HIV. If the preliminary results are substantiated in further studies, and later in human clinical trials, it would be the first time ever that a new drug in development would have been found to be superior to the entire cocktail of three drugs called HAART.

At present, there are several drugs against HIV. These have led to HIV becoming a chronic, treatable, disease that can be controlled through the lifespan of an infected individual until an episode occurs. An episode is usually characterized by development of resistance against the therapy given. Drugs in the cocktail are then substituted or additional drugs added to provide additional benefit.

To the initially developed three drug classes, NRTI, NNRTI, and PI, recently three new classes have been added. These are EFI (Entry/Fusion Inhibitors) such as Fuzeon(™, Roche), II (Integrase Inhibitors) such as Isentress (tm, Merck), elvitegravir (Gilead), and most recently, CCR5-blockers, maraviroc (Pfizer). Of these, NRTI, NNRTI, PI, and II act intracellularly, blocking different steps in the virus replication. EFI block the early step of virus entry and fusion with a human cell. CCR-5 blockers inhibit viral entry by blocking one of the receptors on the human cells used by the virus. However, HIV can also use CXCR4 in addition to or instead of CCR5, and viruses that do so cannot be affected by CCR5-blockers. Current standard of care is a three-drug combination called HAART. This leads to significant viral load control until resistance emerges. A recent clinical trial has established the validity of an approach that combines an II as a fourth drug into the original three drug combination cocktail. Fuzeon showed significant toxicity, potentially due to its action against human cells, and has not gained much acceptance, with a substantial number of patients falling off therapy due to side effects.

None of these drug classes alone cause benefits equivalent to the combination of the three drugs of the HAART cocktail. Nanoviricides are expected to act by a completely novel mechanism that is expected to result in complete dismantling of the extracellular virus load, rather than simply inhibition of entry of a small fraction of the extracellular virus load.  Thus, nanoviricides mechanism is distinct from and superior to that of EFI and CCR5-blockers, as well as antibody cocktails. In addition, nanoviricides can be combined for significant geometric increase in benefit with agents that act intracellularly such as the NRTI, NNRTI, PI and II class of drugs. Thus we believe that nanoviricides will become a significant tool in the arsenal against HIV.

If the viral load reduction seen in the preliminary animal study by a nanoviricide in comparison with HAART therapy proves to be predictive of benefit, then we can estimate that the anti-HIV nanoviricide alone or perhaps in combination with one or more components of the existing arsenal of drugs may provide what has been called a “functional cure” against HIV. A total cure is a state in which all virus, including copies of its genome integrated into human cells, is eliminated from the body, so that the virus infection does not exist and cannot recur. A functional cure can be paraphrased as a drug treatment which practically eliminates substantially all circulating virus, so that therapy can be stopped until a new recurrence happens after a significantly prolonged time interval. Thus, patients can live worry-free lives for years before requiring treatment again.

Preliminary Efficacy Studies In Cell Cultures – HSV-1

We have successfully tested certain nanoviricide drug candidates in a cell culture model of HSV-1 infection. The study was designed as a virus neutralization study. This testing was conducted by TheVac, LLC laboratories at the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine.

Four different nanoviricides showed greater than 10,000-fold (>99.99% or 4-logs) reduction in virus quantity compared to untreated controls in a cell culture assay employing the LSU proprietary green-fluorescent-protein-tagged (GFP) modified HSV-1 McKrae strain. Virus quantity was determined in terms of pfu or plaque forming units, as is customary.

These nanoviricide drug candidates are designed to act against all herpes simplex virus strains, including HSV-1 and HSV-2. The Company has commissioned additional in vitro studies to confirm the results. Animal studies have also been scheduled.

A Note on Our Studies to Date

Current pharmaceutical industry work in antiviral therapy generally results in small efficacy improvements. Thus, in the case of influenza, peramivir™, (BioCryst) was reported as having approximately equal efficacy to oseltamivir (Tamiflu, Roche), in the most recent studies reported. In these clinical studies, peramivir was administered as an IV infusion at about 300mg or 600mg. IV infusion is a cumbersome process requiring hospital based administration. Previously, it was suggested that peramivir™ may have a superior safety profile and thus may enable use of large doses (compared to Tamiflu). Peramivir previously failed its Phase II clinical trials, and BioCryst stated that this may have been due to the use of needles of insufficient length in the Phase II study.

These levels of efficacy differences between other product candidates against influenzas and bird flu can be easily seen to be insignificantly small compared to the ones established in our studies for the nanoviricides tested.

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

In statistics, a result is called significant if it is unlikely to have occurred by chance. "A statistically significant difference" simply means there is statistical evidence that there is a difference; it does not mean the difference is necessarily large, important or significant in the usual sense of the word. For a detailed discussion of the significance of the p-value, please see http://en.wikipedia.org/wiki/P-value.

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

Our experiments have constantly resulted in the p-value less than 0.003, which makes the tests very accurate, that there are no errors statistically for such an experiment, and all the values obtained from these experiments are of significance.

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

Ligand Tuning ™

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

Economists at Duke University, who proposed the voucher concept in 2006, have calculated that reduction of the FDA approval time from 18 to six months could be worth more than $300 million to a company with a top-selling drug with a net present value close to $3 billion. At this level, the voucher would be expected to offset the substantial investment and risk required for discovery and development of a new treatment for a neglected tropical disease. (David B. Ridley, Henry G. Grabowski and Jeffrey L. Moe, "Developing Drugs For Developing Countries",  Health Affairs, 25, no. 2 (2006): 313-324;  doi: 10.1377/hlthaff.25.2.313;  © 2006 by Project Hope. and  http://blogs.cgdev.org/globalhealth/2007/10/fda_priority_review.php)

While it is too early to say whether NanoViricides, Inc. can obtain priority review for its drugs against neglected tropical diseases, the high efficacies of our drug candidates lead us to believe that this may be possible. FDA awards priority review status on the basis of several criteria. NanoViricides, Inc. is currently working on several neglected tropical diseases, including Dengue fever viruses, rabies, Ebola/Marburg viruses, among others. Of these, Dengue viruses are explicitly included in the list under this Public Law, and the remaining viruses are eligible for similar treatment according to the language in the Public Law, at the discretion of the Secretary of Health (Food and Drug Administration  Amendments Act of 2007, P.L. 110–85, Sept. 27, 2007, http://www.fda.gov/oc/initiatives/fdaaa/PL110-85.pdf).

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

Dr. Krishna Menon is the Company’s Chief Regulatory Officer, a non-executive officer position.

Collaboration with the Health Ministry of the Government of Vietnam

On December 23, 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and FluCide-HP™ against various H5N1 strains in cell culture were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). In addition, animal studies of RabiCide drug candidates were also performed at the NIHE BSL2 facilities. The next stage of the project, animal testing of the Influenza and H5N1 candidates, has been delayed until the BSL3+ animal facility in Hanoi is ready. The H5N1 testing will utilize the NIHE’s BSL3 (biological safety laboratory level 3) laboratory. Rabies testing can safely be done at their BSL2 facility.

Other Collaborations

The Nanoviricides approach depends upon significant scientific input as well as scientific experimentation during various stages of developments. The Company currently does not have the facilities to conduct most of the anti-viral studies. The Company has made and will need to continue to develop additional collaborations in order to minimize capital outlays.

In the past year, we have made significant efforts to obtain collaborations with various agencies, institutions, and commercial enterprises. To date, we have entered into the following collaborations.

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

On February 4, 2008, the Company signed a Cooperative Research Agreement with the United Stated Armed Forces Institute of Pathology (USAFIP) to test the efficacy of the Company’s nanomedicine technology in preliminary animal studies against H5N1 and HIV viruses. USAFIP has informed us that they will not be able to perform the H5N1 studies due to policy restrictions. The company will fund such studies in the amount of $122,844.

On July 3, 2008, the Company signed a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC) for testing anti-rabies nanoviricides. The M-CRADA was extended in July 2009 for an  additional year.

On February 25,2009, the Company signed a Material Transfer Agreement with a pharmaceutical company, which pursuant to the agreement, has not authorized the the disclosure of itsidentity or the terms of the agfreement, except for securities reporting purposes, for evaluation of the Company’s compounds as a drug candidate for certain viral infections of the external eye. There can be no assurance of any co-development or licensing agreement.

On May 6, 2009, the Company entered into a Clinical Study Agreement with THEVAC, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University. At present, TheVac is performing biological testing of anti-herpes nanoviricides. TheVac is conducting studies on the effect of anti-herpes nanoviricide drug candidates against herpes cold sores and genital herpes in cell culture models. In addition, TheVac is also conducting studies on the effect of anti-herpes nanoviricides drug candidates in a mouse model of herpes keratitis. Professor Gus Kousoulas and his team at Louisiana State University have validated and published on this animal model extensively in peer-reviewed scientific journals.

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

Further, the Company has had preliminary negotiations and discussions with other pharma and non-pharma commercial enterprises regarding commercial projects based on the Company’s technologies.   The Company has signed or has in legal review Non-Disclosure Agreements with certain major pharmaceutical companies.  However, there is no assurance that the Company may enter into such agreements with these or other pharmaceutical companies, nor is there any assurance that any of these agreements and subsequent research, testing, and evaluation, may result in any collaborations or partnerships with these or other pharmaceutical companies.

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

Background: Anti-HIV Drugs

Importance of Reduction in Viremia

In the field of HIV treatment, it is well established that keeping the viremia to a minimum level has significant clinical benefits. Thus, in one clinical study, only 8% of HIV infected patients with a viral load of less than 4350 copies of viral mRNA/uL progressed to full-blown AIDS in 5 years. By contrast, 62% of patients with a viral load of greater than 36,270 copies of mRNA/uL had developed AIDS in the same period (ref 145 from PATH p254). Viremia is significantly controlled with the current state of the art highly active antiretroviral therapies (HAART) against HIV, to the extent of almost undetectable viral load (i.e. less than 50-75 copies of HIV RNA per ml) in many patients. However, this is a dynamic condition, in which the rate of creation of new virus particles is balanced by the rate of their destruction, primarily by the body's innate defenses. In addition, once an escape mutation occurs, the HAART therapy loses its effectiveness and viral load rises sharply. Similarly, other precipitative events such as a secondary infection can cause progress to the AIDS stage. The AIDS stage is characterized by rapidly rising HIV viral loads (viremia) and, concomitantly, rapidly declining CD4+ T cells (an important component of human immune system). Eventually, the patient dies of complications related to the debilitation of immune response, often by a variety of secondary infections or even neoplasms (cancers) that grow unchecked.

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

Seasonal Influenza

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

Avian Influenza

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

While there are many different subtypes of the influenza A viruses, only three subtypes are known to be currently circulating among humans. Avian influenza A viruses are found chiefly in birds, but there have been confirmed cases of infection in humans, generally as a result of contact with infected birds. These infections have led to symptoms of normal flu to more severe and life threatening conditions. Influenza A (“H5N1”) is a subtype of an influenza virus that is highly contagious among birds and can be very deadly to them. Of the avian influenza viruses that have crossed the species barrier to infect humans, the H5N1 has caused the largest number of detected cases of severe disease and death in humans. In 2006, it is suspected that the Indonesia strain of H5N1 may have mutated to result in limited spreading from one person to another, only in close contact circumstances. It is possible that the substantially high case fatality rate may be keeping the human to human spread in check. But as influenza A viruses constantly change, they could mutate over time to have the ability to spread among humans.

Pandemic Influenza

Pandemic flu is a global disease outbreak that occurs when a new influenza virus emerges so that people have had no previous exposure. This situation occurs very rarely and only occurred three times in the 20th century.

Flu Prevention and Treatment

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

Inhibiting Influenza Neuraminidase

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

BioCryst is currently developing a neuraminidase inhibitor, peramivir, as an IV infusion, for the treatment of common influenza as well as H5N1. Peramivir previously failed its Phase II human trials, and BioCryst has stated that this may be due to the use of short needles in the Phase II study.

Several molecular biology oriented studies have described that there are significant differences between the neuraminidase of the H5N1 strain and those of the other common influenza strains that may be responsible for the poor efficacy of neuraminidase inhibitors as a class against H5N1. The New England Journal of Medicine reported one study which assessed the results of 17 prior studies related to the effectiveness of neuraminidase inhibitors. de Jong, Memo d., Thanh, Trran T., Khanh, Truong H., et. al. “Oseltamivir Resistance during treatment of Influenza A (H5N1) Infection, New England Journal of Medicine, Volume 353:2667-2672, December 22, 2005, November 25.

Antibodies Against Influenza

Crucell, NV has recently reported that they are developing monoclonal antibodies as drugs against H5N1 bird flu.
We ourselves are developing AviFluCide-I which uses a ligand based on certain anti-H5N1 antibodies. However, escape of virus against antibody drugs has been a major challenge, particularly for the influenzas and for HIV, and many other viral diseases. All of these viruses exhibit a significant antigenic drift, caused usually by small changes in the structure of their coat protein.

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

Products In Development

The following table summarizes NanoViricides active development projects as of June 30, 2009.

Table 1. Products in Development
	Project	Virus	Development Stage
1	FluCide™	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Preclinical
2	HIVCide™	HIV/AIDS	Preclinical
3	Nanoviricide Eye Drops	Eye Drops for Viral Diseases of the External Eye	Preclinical
4	HerpeCide™	Herpes “Cold Sores” and Genital Herpes, Topical Cream and Gel Formulations	Very Early Preclinical
5	RabiCide™	Rabies	Preclinical
6	Nanoviricide against Ebola/Marburg	Ebola, Marburg Filoviruses	Preclinical
7	Nanoviricide against Dengue Viruses	Dengue	Early R&D
8	HepCCide™	HCV	R&D, project delayed, expect to restart in 2010

FluCide, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti-influenza nanoviricide. It is based on ligands that we have developed through rational drug design. These ligands are based on a well known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces.  Our broad-spectrum ligand used in FluCide is based on the sialic acid expressed by cells. Therefore, it is expected to work well against all of the influenza viruses. Since all influenza viruses, no matter what type (A, B, C), which subtype (e.g. HxNy of Influenza A), or clades, or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses must bind to our ligand.  If an influenza virus escapes FluCide-I, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals.

HIVCide, This is our first announced drug project against HIV-I. Our first HIV drug to be developed is a targeted nanoviricide against HIV and is engineered with specific recognition ligands that allow multiple point binding to inactivate HIV virus in the bloodstream.

Nanoviricide Eye Drops - We undertook a new project last year and have already designed a ligand, made a nanoviricide drug, and completed successful animal studies that indicate significant preliminary efficacy and safety of a drug candidate against the severe pink eye disease caused by adenoviruses called epidemic kerato-conjunctivitis. This year, we expanded the indication to include HSV, another cause of viral eye diseases. We designed new broad-spectrum ligands expected to be active against all HSV types and strains, as well as retaining the previously observed activity features against adenoviruses and created new nanoviricide drug candidates. We have already tested these against HSV in cell cultures. Animal model studies against Herpes Keratitis are expected to be conducted in the next six months.

HerpeCide - We undertook a new project this year and have already designed a ligand, made a nanoviricide drug, and tested in cell cultures successfully. HerpeCide is being developed as skin cream or gel formulation for the treatment of oral and genital herpes lesions. We expect animal studies to begin in 2010.

RabiCide, a nanoviricide against Rabies finished its first set of animal studies in the first quarter of 2007 in Vietnam. The candidate ligands for this nanoviricide were designed by the Company using publicly available information regarding the interaction of the rabies virus with cells. Additional animal studies at CDC are expected to be performed during 2010. The Company has slowed down its development programs in NTDs and BioDefense areas during the economic crisis of the last year in order to conserve resources.

HCV- A Hepatitis C nanoviricide is planned for research and development to begin in 2009-2010. The Company has not yet sourced the materials to target this disease. The Company has only begun the early stages of a plan to develop nanoviricides against Hepatitis C.

We have successfully formulated nanoviricides as eye drops, as IV injections and are now formulating them as skin creams and gels. We choose the formulation and route of administration that is expected to provide the best outcome for a particular viral disease, based on disease pathology. It is possible to administer nanoviricides drugs using other approaches as well. Our goals for the second generation of our anti-influenza drugs will be to develop an oral/bronchial administration that carries the drug into the bronchial/pulmonary space that is the primary site infection by influenza viruses. There can be no assurance that we will be able to develop a drug that may be administered orally or bronchially or that such a drug would be effective against influenza.

Development Stage of Products

All of the above products are in various stages of pre-clinical development. The Company believes that the anti-influenza drugs will advance into second stage of preclinical studies, known as “Tox Package” studies, as soon as appropriate facilities and finances are available. The Company believes that our anti-influenza drug candidates, anti-HIV drug candidates, as well as anti-viral eye drops drug candidates have all produced substantial positive results and should be developed further towards the goal of filing appropriate IND applications.  All of our developments are subject to availability of appropriate levels of financing.

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

The Company intends to manufacture FluCide, HIVCide, Nanoviricide Eye Drops, HerpeCide, RabiCide as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned or leased by the Company. In the event that we cannot secure funding that allows us to establish the necessary facilities to manufacture such drugs, we plan to subcontract with third party facilities that have the appropriate capabilities and regulatory licenses to manufacture our drugs and materials on a commercial scale.

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

In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus a maximum of 30% of direct costs as a Development Fee payable in periodic installments as billed; (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) to make royalty payments of fifteen percent (15%) of net sales of the licensed drugs to TheraCour Pharma, Inc.; (5) that TheraCour retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such licensed nanomicelles exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize such licensed nanomicelles for others; and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour Pharma, Inc. may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by and paid to TheraCour Pharma, Inc. were $ 2,915,931 since inception through June 30, 2009 and $828,952 and $746,309 for the years ended June 30, 2009 and 2008, respectively. No royalties are due or have been paid from inception through June 30, 2009.

TheraCour Pharma, Inc. owns 34,160,000 shares of the Company’s  125,299,457 outstanding shares of common stock as of June 30, 2009. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately seventy percent (70%) of the outstanding capital of TheraCour Pharma., Inc.

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

The Company believes that the drugs by themselves, FluCide, HivCide, Nanoviricide Eye Drops, HerpeCide, RabiCide, and others, may be eligible for patent protection. The Company plans on filing patent applications for protecting these drugs when we have definitive results from either in-vitro or in-vivo studies that can be replicated by others.

The Company has licensed key patents, patent applications and rights to proprietary and patent-pending technologies related to our compounds, products and technologies (see Table 2), but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

Table 2: Intellectual Property, Patents and Pending Patents Licensed by The Company
	Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
1	US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].
2	PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT Application.	Jan 18, 2023 (estimated)	Applications being filed.	TheraCour Pharma, Inc. [Exclusive License].
3	PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Jan 21, 2024 (estimated)	Applications to be filed.	TheraCour Pharma, Inc. [Exclusive License].
4	Provisional US 61/230,457 ANTIVIRAL AMPHIPHILIC POLYMERS	Applied: Jul 31, 2009	Jul 31, 2026 (estimated)	To be Converted to PCT Application	TheraCour Pharma, Inc. [Exclusive License].

Of the patents and technologies licensed, the Company believes that the Company will not be using the intellectual property, compositions of matter, or other aspects described and secured under the US Patent No. US 6,521,736. The Company believes that this patent describes an inferior technology compared to the technology in the later patent filings of Dr. Diwan. This patent, the Company believes, discloses prototype materials that served to establish the proof of principles of Dr. Anil Diwan, the Company’s President and co-founder, whether such materials were possible to create and whether such materials would indeed be capable of encapsulation of pharmaceutically relevant compounds. The Company believes that the new and novel compositions disclosed in the new patent applications, No. PCT/US06/01820, and No. PCT/US2007/001607, and US Provisional No. US 61/230,457 provide the necessary features that enable the development of nanoviricides. The Company believes that no other published literature materials or existing patents are capable of providing all of the necessary features for this development, to the best of our knowledge. However, the Company has no knowledge of the extensive active internal developments at a number of companies in the targeted therapeutics area.

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

Competition

Our products in development target a number of diseases and conditions that include several different kinds of viral infections. There are many commercially available products for these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and extensive marketing and manufacturing organizations. If we are able to successfully develop products, they would compete with existing products based primarily on:

•	efficacy;
•	safety;

•	tolerability;
•	acceptance by doctors;

•	patent compliance;
•	patent protection;

•	ease of use;
•	price;

•	insurance and other reimbursement coverage;
•	distribution;

•	marketing; and
•	adaptability to various modes of dosing.

The current approved drugs for influenza include the neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. There is significant viral resistance to the approved M2 channel inhibitors especially in the US. Peramivir, a neuraminidase inhibitor is in Phase II studies. BioCryst Pharmaceuticals, Inc. has recently developed IV infusion formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza. Several companies are developing anti-influenza drugs at present. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development.

There are a growing number of anti-HIV drugs being sold or in advanced stages of clinical development. Companies with HCV and HIV products include Gilead, Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), in addition to several other pharmaceutical and biotechnology firms.

There are currently no approved drugs for the treatment of viral diseases of the external eye. A drug in development, called CTC-96, was shown to have little clinical benefit in published animal studies. Another drug in development, an Aganocide(tm) compound from NovaBay Pharma in collaboration with Alcon is in Phase II clinical studies. Aganocides, by virtue of their chemical structure, are generally not expected to be useful for any applications other than topical.

There are several drugs in the market that effectively control HSV cold sores and genital herpes lesions in most patients. These include the nucleoside analogues idoxuridine, vidarabine, acyclovir, and its derivatives. However, their efficacy is limited or toxicities are high.

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

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future, will be completed successfully or within any specified time period. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

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

Employees and Service Providers

As of June 30, 2009, the Company had four full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour.  The Company has subcontracted some of its animal studies to KARD Scientific, Inc. and to government, academic, and private institutions. Some of the Company's R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

Our Information

Our principal executive offices are currently located at 135 Wood St. West Haven, Connecticut 06516 and our telephone number is (203) 937-6137. We can be contacted by email at info@nanoviricides.com.

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

We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	demonstration and proof of principle in pre-clinical trials that a nanoviricide is safe and effective;
•	successful development of our first product candidates FluCide, Nanoviricide Eye Drops, HIVCide, HerpeCide or another one of the drug candidates in our pipeline;
•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
•	the successful commercialization of our product candidates; and
•	market acceptance of our products.

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

We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

☐	the absence of an operating history;
☐	the lack of commercialized products;

☐	insufficient capital;
☐	Expected substantial and continual losses for the foreseeable future;

☐	limited experience in dealing with regulatory issues;
☐	the lack of manufacturing experience and limited marketing experience;

☐	an expected reliance on third parties for the development and commercialization of our proposed products;
☐	a competitive environment characterized by numerous, well-established and well capitalized competitors; and

☐	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

      Our ability to become profitable depends primarily on the following factors:

☐	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our nanoviricide drug;
☐	our R&D efforts, including the timing and cost of clinical trials; and
☐	our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

The report of our independent registered public accounting firm includes a going concern opinion, and we have incurred significant operating losses and may not be profitable in the future, if ever.

As of June 30, 2009 we have a cash and cash equivalent balance of $1,689,422. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $11,995,535 at June 30, 2009. Such losses are expected to continue for the foreseeable future. On September 17, 2009, the Company had received subscriptions in the aggregate amount of $1,337,500 through the offering of shares of the Company's common stock and warrants to purchase common stock and an additional $1,879,900 through the exercise of existing warrants to purchase stock.  The Company estimates that it has sufficient cash to support current operations through the next six quarters, i.e. through December 31, 2010.

Our history of losses, operating expenses , cash consumption, and doubt as to whether we will ever become profitable, are factors which raise substantial doubt as to our ability to continue as a going concern. Consequently, our independent registered public accounting firm has included a going concern opinion in its report which is included elsewhere in this Form 10-K. In many cases a going concern opinion makes raising capital more difficult and often results in terms less favorable than if the Company did not have a going concern opinion. Therefore it is likely the going concern opinion by our independent registered public accounting firm will affect our ability to raise capital. If we are unable to achieve revenues or obtain financing, then we may not be able to commence revenue-generating operations or continue as a going concern.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2009 we have a cash and cash equivalent balance of $1,689,422 which combined with the $3,217,400 obtained through the sale of the Company’s common stock, after the close of the Company’s year end, will be sufficient to fund our operations for the next eighteen months. We expect to incur additional costs of approximately $10~15 million dollars in the upcoming twenty-four months to construct or obtain facilities to support a initial new drug application filing with the FDA in accordance with our business plans.

As a result of the above sale of the Company’s stock and warrant conversions, the Company has reserves in excess of $3,000,000. This will permit us to continue our operations and research and development for the next fifteen months, but not to fully execute the first phase of the Company’s business plan. In the event that we cannot obtain acceptable financing, or that we are unable to secure additional financing on acceptable terms, we would be unable to complete development of our various drug candidates. This would necessitate implementing staff reductions and operational adjustments that would include reductions in the following business areas:

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

The work-plan we have developed for the next twelve months is planned to enable us to file a pre-IND application for our influenza and HIV drugs in the 2010 fiscal year. We believe that this work-plan will lead us to obtain certain information about the safety and efficacy of our influenza and HIV drugs. We need to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. The data will then be used to file an IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

The testing, marketing and manufacturing of any product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed drug and failure to receive such approvals would have an adverse effect on the drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such proposed drug from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

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

We have expended $ 6,721,963 on research and development from inception through June 30, 2009.

We have an R&D and other costs budget of $2,500,000 for  the next 12 months. In the last three years we have established lead compounds against a number of viral diseases and completed proof of principle studies against a number of viral diseases. We now have lead drug compounds against all Influenzas,,HIV, Viral diseases of the Eye, and Oral and Genital Herpes. We are currently working on identifying and establishing collaborations with major pharmaceutical companies as well as government institutions for the purpose of co-development of these products. Notwithstanding these efforts, we will continue the development of these drugs, as well as our other drug development endeavors that include Rabies, Dengue viruses, and Ebola/Marburg viruses.

The Company has the cash on hand to complete the budgeted R&D work through December 31, 2010. Should the pre-clinical studies of our Influenza, HIV, Viral diseases of the Eye, and Oral and Genital Herpes drugs meet managements expectations the Company will require substantial additional funding to take any one or more of these drugs into IND filing(s) with the FDA. The Company projects it will need an additional $15 million for the costs of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies required for filing an IND, and for constructing or obtaining facilities to support such application.

The Company will be unable to proceed with its business plan beyond December 31, 2010, without obtaining additional financing of approximately $3 - $5 million to support its budgeted Research and Development and other costs.

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

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our manufacturing facility and process or the manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. In addition, the manufacture of our products must comply with the FDA's current Good Manufacturing Practices regulations, commonly known as GMP regulations. The GMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the GMP regulations or other applicable manufacturing regulations.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $2,915,931 since inception through June 30, 2009; No royalties are due to TheraCour from the Company’s inception through June 30, 2009.

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

The Company believes the following persons are critical to the success of the Company as well as the terms of the employment agreements between them and the Company:

On September 23, 2005, the Company entered into employment agreements with its three executive officers, Eugene Seymour, Chief Executive Officer, Anil Diwan, President and Chairman of the Board of Directors, and Leo Ehrlich, Chief Financial Officer. Leo Ehrlich resigned as CFO in May 2007 and his employment agreement is completed. Mr. Ehrlich entered into a leak-out agreement with the Company which limits the amount of stock Mr. Ehrlich and affiliates could sell in each quarter. The provisions of the Leakout Agreement have expired as of June 30, 2009. The remaining employment agreements provide a minimum annual base salary of $200,000 for a term of three years. This base salary has increased to $250,000 per year upon the financing that closed on October 15, 2007. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance pay in the amount of $125,000.  The current Executive Employment Agreement terminated on September 30, 2008. The Company and two of the Executives have verbally agreed that the Executives will continue to work under the same terms until a new agreement is put into effect.

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc. which owns approximately twenty-seven percent (27%) of our Common Stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction which has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

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

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza, which recently failed in Phase II human trials as an injectable. Several H5N1 bird flu, and influenza novelH1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

We have recently completed preliminary animal studies against HIV that have resulted in the finding that certain of our drug candidates were superior to the oral HAART cocktail in SCID-hu mice lethally infected with HIV-I. We thus believe that we have a very strong lead drug identified against HIV.  There are several companies with anti-HIV drugs in the market. A new drug, maraviroc from Pfizer has recently been approved, which falls in a new class called CCR5-blockers. Prior to this, two new drugs in a new class called Integrase Inhibitors have been approved. A drug in the class called Entry & Fusion Inhibitors, enfuvirtide, (Fuzeon™, Roche) has also been available. Additionally, the classical drugs, NRTI’s, NNRTI’s and PI’s (protease inhibitors) are used in various combinations. The HIVCide-I nanoviricide is expected to act by a very different kind of mechanism, defining a new class of drugs, that is complementary to the existing classes of anti-HIV drugs.

Our nanoviricide eye drops for viral diseases of the eye are currently under development. We have shown significant clinical efficacy in an animal model of EKC (adenoviral epidemic kerato-conjunctivitis). We have also shown very strong in vitro efficacy in HSV-1 reduction in cell cultures. We believe that this drug has a very good efficacy and safety profile, based on current data. There are no approved drugs against all viral diseases of the eye, or adenoviral EKC in particular. Several drugs are available for the treatment of herpes keratitis. Idoxuridine, vidarabine, acyclovir and its derivatives, are among the leading ones. Aganocide is under development. We believe that the nanoviricide eye drops should have a significant advantage in terms of reduced frequency of application needed and simple application procedure.

Our HCV drugs are at the earliest stage of development. There are a growing number of anti-HCV drugs being sold or in advanced stages of clinical development. Companies with anti-HIV and HCV products include Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), Abbott Laboratories, and Schering Plough, in addition to several other pharmaceutical and biotechnology firms.

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

As of June 30, 2009, the last trade price of our common stock, as quoted on the NASD OTC Bulletin Board, was $0.55. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

At June 30, 2009, shareholders of the Company had 80,516,759 shares of restricted stock, or 64.26% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2009, we had 125,299,457 of common stock outstanding, and warrants and options convertible to 9,303,150 shares of common stock outstanding.

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

As of June 30, 2009, 80,516,759 of 125,299,457 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 28,356,759 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 1B:   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES

Description of Property

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. Commencing September 1, 2008 the Company rented additional storage space and the base monthly rent increased to $7,311. The term of lease expires in February 28, 2011, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon providing six months written notice.

We subcontract the laboratory research and development work to TheraCour Pharma, Inc. which has a 5,000 square foot laboratory in the same building. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

 In February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive,  in Woodbridge, Connecticut at a monthly rent of $11,667, plus an additional $500 per month for utilities.
The term of the occupancy expired January 30, 2009. This sublease has since expired and the Company has decided not to extend the same. Instead, the Company has decided to consolidate and grow its operations at its principal location of 135 Wood Street, West Haven, CT.

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

None

PART II

ITEM 5: Market For Registrant's Common Equity Related  Shareholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock was initially traded on the Pink Sheets under the symbol NNVC. From June 29, 2007 the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within 2007, 2008, and 2009. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

CHANGE SCHEDULE

Quarter ended	Low price	High price
June 30, 2009	$0.54	$0.58
March 31, 2009	$0.65	$0.71
December 31,2008	$0.70	$0.81
September 30, 2008	$0.80	$0.85
June 30, 2008	$1.30	$1.49
March 31, 2008	$0.50	$0.54
December 31, 2007	$0.36	$0.42
September 30, 2007	$0.65	$0.74
June 30, 2007	$0.80	$0.99
March 31, 2007	$1.10	$1.79
December 31, 2006	$0.60	$1.22
September 30, 2006	$0.99	$1.68

(1) Effective date of reverse merger, June 1, 2005

Number of Shareholders.

As of June 30, 2009, a total of 125,299,457 of the Company’s common stock (shares) are outstanding and held by approximately 210 shareholders of record. Of this amount, 44,781,880 shares are unrestricted. Approximately 28,356,759 shares are restricted securities held by non-affiliates, and the remaining 52,160,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2009, there were 7,428,150 warrants and 1,875,000  stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

None

Recent sales of Unregistered Securities.

During the fiscal years ended June 30, 2009 and 2008, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

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

In September 2007, the Company's Board of Directors authorized the issuance of 11,345 shares of its common stock with a restrictive legend to Harry Schochat, Esq. for legal consulting. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $15,000.

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

In November, 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.70 per share. These warrants, if not exercised, will expire in November 2012. The fair value of these warrants in the amount of $30,500 was recorded as consulting expense.

In February 2009, the Company's Board of Directors authorized the issuance of 50,000 shares of its common stock with a restrictive legend to a Scientific Advisory Board Member advising the Company for consulting services. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $34,950.

In February, 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.89 per share. These warrants, if not exercised, will expire in February 2013. The fair value of these warrants in the amount of $29,000 was recorded as consulting expense.

In April, 2009 the Company’s Board of Directors authorized the issuance of 172,500 shares of its common stock with a restrictive legend, in payment of a current account payable for laboratory  equipment  in the amount of $137,500.

In May, 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.78 per share. These warrants, if not exercised, will expire in May, 2013. The fair value of these warrants in the amount of $30,600 was recorded as consulting expense.
For the year ended June 30, 2009, the Company's Board of Directors authorized the issuance of 244,530 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $176,599.

In June 2009, 805,250 warrants  were converted into common stock in a Warrant Conversion Offering, resulting in the issuance of 2,050,700 common shares. The Company received $1,025,350 upon this conversion. All holders of the Company’s warrants were provided an option to exercise their warrants during the period ending June 30, 2009 at a price of $0.50 and to receive an additional Warrant convertible into one (1) restricted share of the Company’s $ ..001 par common stock .   The Warrants may be exercised at any time and expire on August 17, 2012. The Company allocated a relative fair value of $471,661 to these warrants, by using the Black-Scholes option pricing model.

In June 2009, the Registrant accepted subscriptions from its warrantholders for an aggregate of $1,025,350 for 2,050,700 shares of common stock and warrants to purchase 2,050,700 shares of common stock.  In a separate offering which also closed on July 7, 2009, the Registrant accepted subscriptions of $75,000 for 150,000 shares of common stock and warrants to purchase an additional 75,000 shares.  The warrants in these offerings are exercisable at the price of $1.00 per share of common stock and expire in 3 years.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company has never utilized an underwriter for an offering of its securities. Some of the investors were introduced to the Company by certain Agents that we call Finders. The Company had individual agreements with the Finders regarding fees payable to them.  Fees paid to these agents were $-0- and $29,400 in the years ended June 30, 2009 and June 30, 2008 respectively.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended June 30, 2009. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock (see Item 5 Recent Sales of Unregistered Securities). The Company does not currently have any long term debt. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Collaborative Agreements and Contracts

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide-I™ and AviFluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful  animal testing of    RabiCide-I™, the company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008.  The work with NIHE will likely continue through calendar year 2010. While the MOU provides for a final agreement between the Company and NIHE, we have not yet discussed a “final agreement” with NIHE and continue to work under the existing MOU. There are no financial obligations or responsibilities for either the Company or NIHE pursuant to the provisions of the MOU.

We have finalized execution of a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC), Atlanta, GA in July, 2008. This agreement was initiated based on our success against Rabies in the animal studies conducted at NIHE Vietnam. Preliminary animal studies against Rabies were expected to start in the last quarter of calendar year 2009 or first quarter of calendar year 2010. The Company has lowered the priority of this program during the recent economic crisis in order to use our resources most effectively. Subsequent to the agreement execution, the Company has supplied certain materials to CDC for testing. This testing, if successful, is expected to expand to involve potential use of nanoviricides as (1) a post-infection therapeutic drug against rabies, possibly in conjunction with a rabies vaccine, and (2) a post-exposure prophylactic drug against rabies, to replace costly human or monoclonal antibodies, possibly in conjunction with a rabies vaccine. To date, there is no effective post-infection therapeutic against rabies. Post-exposure prophylaxis market has been estimated to be as much $300M to $500M worldwide.

We have finalized a CRADA with Walter Reed Army Institutes of Research (WRAIR) to develop collaboratively antiviral agents against all four types of dengue viruses in April, 2007.  Preliminary work has commenced under this CRADA. This CRADA is expected to be renegotiated due to changes in funding requirements at WRAIR.

We have finalized a Materials Transfer Agreement (MTA) with the United States Army Institute of Infectious Diseases (USAMRIID) to develop antiviral agents against Ebola, Marburg and other hemorrhagic viruses in October 2007. Preliminary studies began in February, 2008. Certain nanoviricides candidates were found to be highly successful against Ebola virus in pre-clinical cell culture studies. Ebola virus is known to produce, in vivo, a soluble decoy protein that is a portion of its surface glycoprotein. If the nanoviricides that were successful in the in vitro studies bind to the decoy protein portion of the Ebola virus envelope, then we would expect that the nanoviricides would be neutralized in vivo by the decoy protein. We are therefore developing novel ligands that would potentially bind to the Ebola virus glycoprotein portion that is known to be not a part of the decoy protein. The MTA was extended for another year in October, 2009 to continue these studies. The Company has lowered the priority of this program during the recent economic crisis in order to use our resources most effectively.

We have finalized a CRADA with Armed Forces Institute of Pathology (AFIP) to perform animal studies against H5N1 and HIV in March, 2008. The animal protocols are in review for final approval by their animal care committee.  Subsequently AFIP has informed us that they will not be able to conduct H5N1 studies due to policy limitations.

We have finalized an agreement with a major Medical Institute to perform animal studies of our eye drop formulation of nanoviricides against viral EKC (viral Epidemic Kerato-conjunctivitis) in March, 2008. The first EKC-Cide™-I animal study was completed in June, 2008. Biochemical testing of the samples is continuing. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment. We have received significant interest from certain Pharmaceutical companies in this drug candidate.

We have signed a Material Transfer Agreement (MTA) for our broad-spectrum nanoviricide against viral infections of the external eye with a major pharmaceutical company in February, 2009. This agreement calls for testing of nanoviricide drug candidates by the pharmaceutical company (“Party”). The terms of the Agreement do not allow the disclosure of the identity of the Party or the exact terms of the Agreement. The proposed testing is currently in progress. There is no guarantee that a  licensing or co -development agreement will occur in the future or that it will occur at all.

On May 6, 2009, the Company entered into a Clinical Study Agreement with THEVAC, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University. At present, TheVac is performing biological testing of anti-herpes nanoviricides. TheVac is conducting studies on the effect of anti-herpes nanoviricide drug candidates against herpes cold sores and genital herpes in cell culture models. In addition, TheVac is also conducting studies on the effect of anti-herpes nanoviricides drug candidates in a mouse model of herpes keratitis. Professor Gus Kousoulas and his team at Louisiana State University have validated and published on this animal model extensively in peer-reviewed scientific journals.

Subsequent Event. In September, 2009, the Company has signed a Master Service Agreement (MSA) with the Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F). The Company plans to conduct anti-influenza drug cell culture testing at SRI-F. The Company also plans to conduct anti-HIV nanoviricide drug candidate testing in cell culture at SRI-F. SRI-F is a well established Contract Research Organization (CRO) that has developed, conducted, and published in scientific journals on standardized study protocols for various mechanisms of anti-HIV action, including microbicides, antibodies, and small chemical therapeutics. We are also planning additional animal studies of these drug candidates.

The Company’s Drug Pipeline

Management believes that it has achieved significant milestones in the development of a number of antiviral nanoviricide drug candidates. We now have high efficacy lead drug candidates against four commercially important diseases, namely, (1) All Influenza viruses (FluCide-I), (2) HIV (HIVCide-I), (3) Nanoviricide Eye Drops for Viral Infections of the External Eye, and (4) a nanoviricide against Herpes “Cold Sores” and genital herpes. Further, the Company has identified highly active nanoviricide drug candidates against Ebola/Marburg, against Rabies, and against Dengue viruses. In addition, the Company has also established the technology feasibility for (a) broad-spectrum nanoviricides, and (b) Just-in-Time ADIF technology; both of which are well suited for stockpiling to defend against known as well as novel infectious diseases.

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

In the last year’s deep recession economic climate, the Company took several steps to conserve capital. These included (1) changing our public auditor, (2) eliminating our consulting agreement with the Gencarelli group, (3) reducing payroll, (4) minimizing our laboratory leasing expenditures, and (5) adjusting our drug development work schedules, project priorities, and project timelines, effectively slowing down our business plan The Company has always been very thrifty and has maintained the policy of keeping its use of cash as small as feasible. Thus the steps taken to reduce expenditures did require adjustment of our priorities and slowing down of our business plan. In particular, the work on NTD’s and Biodefense/Biosecurity objectives was significantly slowed down. In addition, the Company delayed further testing and development of its anti-HIV drug candidates.

The Company, nevertheless, continued its organizational efforts robustly and has signed or is in the process of obtaining several new agreements and contracts that are expected to have a significant positive impact for us in the near future. In addition, the Company improved its anti-influenza drug candidates further. This has led to the development of a single, pan-influenza drug candidate in the FluCide program that is highly effective against H1N1 influenza, as well as H5N1 Clade 1 and H5N1 Clade 2, distinctly different bird flu viruses feared to be capable of causing a pandemic. This drug candidate is expected to be highly effective against the current pandemic novel Influenza A/H1N1/2009 “swine flu” virus as well. We plan on conducting testing of this nanoviricide against a number of different influenza virus strains in the very near future. Consolidation of the three different programs, viz FluCide, FluCide-HP and AviFluCide into one without compromising effectiveness or safety, is expected to yield significant benefits in that the drug development complexities may be expected to be reduced and drug development costs may be expected to be reduced substantially. In addition, the Company added two new commercially important drugs to its pipeline of drug candidates this year. Thus, despite the re-prioritization due to financial constraints and worldwide economic conditions, the Company has made a significant level of progress and has achieved significant accomplishments this year.

Requirement for Additional Capital

We currently have sufficient cash reserves to achieve all of our budgeted plans for the next twelve months. We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

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

2009

Subsequent Events:
In September, 2009, the Company has signed a Master Service Agreement (MSA) with the Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F). The Company plans to conduct anti-influenza drug cell culture testing at SRI-F. The Company also plans to conduct anti-HIV nanoviricide drug candidate testing in cell culture at SRI-F. SRI-F is a well established Contract Research Organization (CRO) that has developed, conducted, and published in scientific journals on standardized study protocols for various mechanisms of anti-HIV action, including microbicides, antibodies, and small chemical therapeutics. We are also planning additional animal studies of these drug candidates.

On September 30, 2009, the Company consummated subscriptions with certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Registrant’s common stock and warrants to purchase common stock and the exercise by the Registrant’s warrant holders of their outstanding warrants.  The offerings were commenced in June, 2009, at the Registrant’s then, current stock price levels of approximately $0.50.  The offerings were closed to investors on August 30, 2009, after an extension by the Registrant’s Board of Directors from the original termination date of August 14, 2009.  In the Registrant’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Registrant accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Registrant raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.

As of June 30, 2009 we have a cash and cash equivalent balance of $1,689,422. On September 21, 2009, the Company had received and accepted subscriptions in the aggregate amount of $1,337,500 through the offering of shares of the Company's common stock and an additional $1,879,900 through the exercise of existing warrants to purchase stock.  The Company estimates that it can support current operations through the next six quarters, i.e. through December 31, 2010.

We estimate that we will need approximately an additional $10M to $15M over the next 18 months for further development of our pipeline. These additional funds will enable us to perform Tox Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing our first IND to the US FDA on one of our drug candidates. The additional funds will also be needed to hire additional personnel, increased subcontract costs relative to the expansion and further development of our drug pipeline, and for additional capital  and operational expenditures to be incurred infilling our first IND.

We are currently evaluating several vehicles for raising these additional funds.

Assuming that we are successful in raising this additional financing, we anticipate that we will incur the following expenses additional expenses over the next 18 months.

1           Research and Development of $5,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide,, Eye nanoviricide, HIVCide, HerpeCide, and Rabies, Dengue and Ebola/Marburg programs, planned for the next twelve months ending June 30, 2010.

2           Corporate overhead of $1,250,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3           Capital costs of $3,000,000: This is the estimated cost for equipment and laboratory improvements expected during the next twelve months ending June 30, 2010.

4           Staffing costs of $3,750,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

5.           Capital costs of $2,000,000: This is the estimated cost of infrastructure and laboratory facilities for a scaled up research pilot production facility.

Not withstanding these additional outlays for progressing towards an FDA application, the Company will be unable to proceed with its planned drug development progress, meet its administrative expense requirements, capital costs, and staffing costs after about December 31, 2010 without obtaining additional financing of approximately $3,000,000 to $5,000,000 for minimum annual expenses.  If we are unable to obtain additional financing, our business plan will be significantly delayed or curtailed.  The Company continues to re-prioritize its objectives and delay certain drug development programs until we can raise sufficient funding that enables further development of the drugs with the goal of filing an Investigational New Drug application (IND) to the FDA.

The Company does not have any arrangements, at this time, for equity or other financing for these further needs of $10~15 million beyond minimum operations.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Most pharmaceutical companies expect 4 to 10 years of study to be required before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents area, our studies will have objective response end points, and  most of our studies will be of relatively short durations. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing requirements.

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

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project.

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

Table 3: R&D Cost Allocations
	Year Ended June 30, 2009	Year Ended June 30, 2008	For the CumulativePeriod From May 12, 2005 (Inception) through June 30, 2009
All Influenzas: FluCide™, (Note: FluCide-HP, and AviFluCide are now consolidated into a single drug candidate, viz FluCide)	334,733	194,127	2,862,387
EKC-Cide™, other Eye Viral Infections	465,903	545,989	736,103
HIV-Cide™	758,705	888,936	1,198,805
Other (includes Dengue, Ebola, and other projects)	232,593	135,000	1,924,668
Total Research and development	1,791,934	1,764,052	6,721,963

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Table 4: Drug Development Status
Project	Drug Development of FluCide™ for All Influenzas
Current status
This year, we developed new ligands for FluCide using additional rational drug design and our experience with the old FluCide, FluCide-HP, and AviFluCide. This development has allowed us to consolidate all three programs into one. The new FluCide is designed as a highly effective, pan-Influenza drug. It is expected to be highly effective against  all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, as well as the novel 2009/H1N1 epidemic virus. Cell culture testing of this drug candidate is scheduled in CY 2009. Animal studies will follow.

Nature, timing and estimated costs
The Company has budgeted approximately $1,500,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000.

Anticipated completion date	Preclinical stage is expected to be completed in 12-18 months, depending upon financing. An IND could be filed within a few months after the completion of preclinical stage.
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The Company has not yet raised the financing necessary to complete the preclinical stage and file an IND with the FDA.
Timing of commencement of expected material net cash inflows	If we file an IND in the next 18~24 months , we can expect human clinical trials to be completed at the earliest by 2013. Revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval.

Project	Drug Development of AviFluCide™ for Avian Influenza
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

Nature, timing and estimated costs
This year, the Company has consolidated the  AviFluCide (H5N1-only) and FluCide-HP  drug development programs with the new pan-Influenza FluCide drug development. The new FluCide is expected to be highly effective against all High Path Avian Influenzas (HPAI), including H5N1 (all Clades), as well as all other Influenza A viruses, including the novel H1N1/2009 “Swine Flu” virus.

Anticipated completion date	Project completed successfully.
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely
The development was terminated due to the high success of the new FluCide. This project demonstrated the technical feasibility of our ADIF™ “Accurate-Drug-In-Field” technology which is well suited for tackling novel and emerging viruses in bio-defense applications.

Timing of commencement of expected material net cash inflows	Project terminated by consolidation into the new FluCide program.

Project	Drug Development of FluCideHP™ for all High Pathogenic Avian Influenzas
Current status
FluCide-HP, was being developed as a highly effective drug against all highly pathogenic avian influenzas with pandemic potential, including H5N1, H7N and H9N. It is a relatively broad-spectrum anti-influenza nanoviricide. It is based on a well-known ligand mechanism by which influenza viruses become highly pathogenic to humans. This mechanism involves the hemagglutinin coat protein region of influenza virus protein called the polybasic site. FluCide-HP has been tested in cell cultures and in mice and has demonstrated superior results compared to oseltamivir.

Nature, timing and estimated costs
This year, the Company has consolidated the  AviFluCide (H5N1-only) and FluCide-HP  drug development with the new pan-Influenza FluCide drug development. The new FluCide is expected to be highly effective against all High Path Avian Influenzas (HPAI), including H5N1 (all Clades), as well as all other Influenza A viruses, including the novel H1N1/2009 “Swine Flu” virus.

Anticipated completion date	Project completed successfully.
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The development was terminated due to the high success of the new FluCide.
Timing of commencement of expected material net cash inflows	Project terminated by consolidation into the new FluCide program.

Project	Drug Development of Nanoviricide Eye Drops for all Viral Infections of the External Eye
Current status
This year, we developed new, broad-spectrum. ligands tha t should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. Majority of these viruses are adenoviruses or HSV.

Nature, timing and estimated costs
The Company has budgeted approximately $750,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,500,000.

The Company has entered a Material Testing Agreement (MTA) with a Big Pharma company for this drug. Should this MTA result in a co-development, licensing agreement, the Company may be able to accelerate this program. The Company may be able to receive revenues in the form of milestone payments. However, the net effect of such an agreement is expected to be a net cost to our development program. There is no guarantee that such a licensing agreement may take place.

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

Project	Drug Development of EKCCide™ for Viral EKC
Current status
The Company has broadened this project and expanded it to the program of developing a single broad-spectrum nanoviricide as eye drops that is effective against substantially all viruses that cause diseases of the external eye such as conjunctivitis and keratitis. EKC-Cide is currently in preclinical studies against viral EKC. It is a broad-spectrum anti-viral nanoviricide eye drops solution. It is based on a well-known ligand mechanism by which adenoviruses and herpes-viruses bind to cells. EKC-Cide has been successfully tested in rabbits against adenoviral EKC. The Company is planning additional in-vivo and in-vitro studies with EKCCide against adenoviral EKC as well as Herpes viral keratitis at various institutions and subcontractors during 2009-2010.

Nature, timing and estimated costs	This program is superceded by the Broad-Spectrum Nanoviricide Eye Drops for all viral diseases of the external eye.
Anticipated completion date	Completed successfully this year.
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The development was consolidated into the broader program for development of a single nanoviricide against substantially all viral diseases of the eye.
Timing of commencement of expected material net cash inflows
The development was consolidated into the broader program for development of a single nanoviricide against substantially all viral diseases of the eye.   The Company has entered a Material Testing Agreement (MTA) with a Major Pharmaceutical company for this drug.  The net effect of such an agreement is expected to be a net cost to our development program. There is no guarantee that a licensing agreement will result from this agreement.

Project	Drug Development of HIVCide™
Current status
HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy.  The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2009-2010.

Nature, timing and estimated costs
The Company has budgeted approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $3,000,000.

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

Project	Drug Development of HerpeCide™ for Oral and Genital Herpes ”Cold Sores, “Fever Blisters” and Herpetic Ulcers
Current status
HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream and gel formulations, which may result in two separate drugs.  The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2009-2010.

Nature, timing and estimated costs
The Company has budgeted approximately $1,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,500,000.

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
Current status
RabiCide, is currently in preclinical studies against rabies. It is a broad-spectrum anti-Rabies nanoviricide. It is based on a well-known ligand mechanism by which rabies viruses bind to cells. Rabicide has been successfully tested in mice. The Company is planning additional in-vivo and in-vitro studies with RabiCide at the Vietnam National Institute of Hygiene and Epidemiology (NIHE) and at the CDC during 2009-2010.

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

Other drug candidates:  Nanoviricides against Ebola/Marburg, Dengue, Hepatitis C Virus (HCV), and several other viral diseases are at various early stages of research and development and involve a substantial amount of uncertainty as to the development of these drug candidates. At this time, very little resources have been allocated to these drugs. However should the early studies of any of these drug candidates provide an indication of high efficacy, the corresponding drug candidate will become a full-fledged drug development project and the Company will endeavor to seek additional funding for the necessary drug development work.

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

The Company is currently engaged in a national search for a manufacturing facility. The manufacturing portion of the facility will eventually need to be certified by the FDA in order for the Company to produce experimental materials that can be used in human clinical trials. It is preferable to use the same quality of materials for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I, II and III ).

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application in our 2011-2012 fiscal year, subject to availability of necessary levels of research and development funds. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (IND) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services. As a result, the report of the independent registered public accounting firm on our financial statements as of June 30, 2009, contains an explanatory paragraph regarding a substantial doubt about our ability to continue as a going concern.

Results of Operations

The Company is a development-stage biopharmaceutical company and does not have revenue for the year ending June 30, 2009.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses decreased $142,259 to $1,085,920 for the year ended June 30, 2009 from $1,228,179 for the year ended June 30, 2008.  The decrease resulted from the Company’s reduction of consulting and professional fees

Research and development expenses for the year ended June 30, 2009 increased $27,882 to $1,791,934 from $1,764,052 for the year ended June 30, 2008.  This increase in the cost of Research and development is largely attributable to the development of additional drug candidates.

Research and Development expenses were offset in the amount of $58,128 and $200,190 in the years ended June 30, 2009, and June 30, 2008, respectively, by a Connecticut Refundable Research and Development Credit.

Other Income (Expenses) – Net Interest income was $31,928 and $53,704 for the years ending June 30, 2009 and 2008, respectively. Net Interest income in 2009 included interest on cash equivalent deposits in an interest-bearing account.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2009, we had federal net operating loss carryforwards of approximately $10,237,487 resulting in a deferred tax benefit of approximately $4,711,000 for Federal reporting purposes.  This amount has been offset by a full valuation allowance.

Net Operating Loss - For the year ended June 30, 2009, the Company had a net loss of $2,787,798, or $0.02 per share compared to a net loss of $2,738,337, or $0.02 per share for the year ending June 30, 2008.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $1,689,442 as of June 30, 2009.    On the same date, accounts payable and accrued liabilities outstanding totaled $515,719.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses.  The Company has an accumulated deficit of $11,995,535 at June 30, 2009.

The Company’s current financial condition raises doubt as to its ability to continue as a going concern.    The report of the Company’s independent public accountants, which accompanied the financial statements for the year ended June 30, 2009, contained going concern language.   As of June 30, 2009 we have a cash and cash equivalent balance of $1,689,442. On September 21, 2009, the Company had received and accepted subscriptions in the aggregate amount of $1,337,500 through the offering of shares of the Company's common stock and warrants and an additional $1,879,900 through the exercise of existing warrants to purchase stock.  The Company estimates that it can support current operations through the next six quarters, i.e. through December 31, 2010.

 While this sum is sufficient for us to continue our operations through December 31, 2010, it is insufficient to fully execute the Company’s business plan.  If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2009.

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

Accounting for Stock Based Compensation – The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified prospective-transition method. Under that transition method, compensation cost recognized in the years ended June 30, 2008 includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

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

POLICY AFFECTING RECOGNITION OF REVENUE

The Company is a development stage company and does not have revenue arising from operations

RECENT ACCOUNTING PRONOUNCEMENTS

In June  2009, the FASB issued SFAS No.  168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No.  162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July  1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended September  30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

In May  2009, the FASB issued SFAS No.  165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended June  30, 2009. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through October 10, 2009 the date it filed this annual report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January12, 2009, Holtz Rubenstein Reminick LLP ("HRR") was dismissed as the independent accountant of NanoViricides, Inc. (the "Company"). The Board of Directors acting in the capacity of an audit committee approved the dismissal of HRR.

HRR's reports on the Company's financial statements for the years ended June 30, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the reports for both years indicated that the Company is in the development stage, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. Accordingly, such reports indicated that there was substantial doubt as to the Company's ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the years ended June 30, 2008 and 2007 and through January 12, 2009, there were no disagreements with HRR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HRR, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended June 30, 2008 and 2007 and through January 12, 2009, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(l)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(l)(v) of Regulation S-K.

The Company provided HRR with a copy of the foregoing disclosures and requested HRR to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not HRR agrees with the disclosures.

On January 13, 2009, the Company's Board of Directors acting in the capacity of an audit committee engaged Li & Company, PC ("Li") as the Company's new independent accountant to act as the principal accountant to audit the Company's financial statements. During the Company's fiscal years ended June 30, 2008 and 2007 and through January 7, 2009, neither the Company, nor anyone acting on its behalf, consulted with Li regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided that Li concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.

a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

b) Changes in internal control over financial reporting.

In our Annual Report on Form 10-K for the year ended June 30, 2008, Management reported that it was aware that there were the following material weaknesses in our internal control over financial reporting

Timeliness of Financial Reporting: Our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's controls were not effective as of June 30, 2008 due to inherent weaknesses present in the preparation of financial statements as a result of the departure of its Chief Financial Officer on May 16, 2007. The Company has taken corrective measures. In January, 2009, we engaged the services of a Financial Consultant to assist us  with preparation and review of SEC related financial and reporting matters. The Company plans to hire a full time Comptroller in the near future.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of June 30, 2008. Due to this material weakness, there is a reasonable possibility that a material misstatement in the financial statements would not be prevented or detected on a timely basis. The Company has taken corrective steps. The Company has strengthened its roles and responsibilities and management procedures for initiating, authorizing, and recording of various transactions. In addition, the Company plans to hire a full time Comptroller in the near future.

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes that it has taken significant steps to remediate these weaknesses including implementing additional segregation of responsibilities and authorizations for initiating, authorizing and recording transactions.  In addition the Company has engaged the services of a financial consultant to assist in  reviewing significant transactions and  the Company’s quarterly and annual financial statements.

Remediation Efforts to Address Deficiencies in Internal Controls Over Financial Reporting

At present, the Company believes that it has substantially remediated the aforesaid weakness.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	51	President; Chairman of the Board
Eugene Seymour, MD, MPH	68	Chief Executive Officer; Acting CFO; Director

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Eugene Seymour, MD, MPH, age 68, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation which funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master's degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians.

Anil Diwan, PhD, age 51, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc, as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds four patents, one issued and three applied for, and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980).

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

The following table reflects all forms of compensation for the year ended June 30, 2009 and for the period from May 12, 2005 (date of inception) through June 30, 2009. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)		Total ($)

Eugene Seymour,	2009	$250,000	$-	$-	$-	-		$-	$250,000
CEO, Director	2008	$237,500	$-	$-	$2,035	125,000		$-	$239,535
	2007	$200,000	$-	$-	$6,208	125,000		$-	$206,208

Anil Diwan,	2009	$252,000	$-	$-	$-	-		$-	$252,000
President, Director	2008	$243,107	$-	$1,500	$5,009	333,334		$-	$248,116
	2007	$200,000	$-	$-	$17,197	333,333	$		$217,197

Leo Ehrlich,	2009	$-	$-	$-	$-	-		$-	$-
Former CFO*	2008	$91,666	$-	$-	$-	-		$-	$91,666
	2007	$150,000	$-	$-	$3,657	125,000		$-	$153,657

Deferred compensation paid in 2008, accrued in 2007

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of June 30, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
TheraCour Pharma, Inc.(3) (4)
135 Wood Street
West Haven, CT 06516	34,160,000	27.26%
Anil Diwan (3) (4)
135 Wood Street
West Haven, CT 06516	11,000,000	8.78%
Eugene Seymour (5)
135 Wood Street
West Haven, Connecticut 06516	8,500,000	6.78%

All Directors and Executive Officers as a Group (2 persons) (6)	53,660,000	39.82%

(2)
For each shareholder, the calculation of percentage of beneficial ownership is based upon 125,299,457 shares of Common Stock outstanding as of June 30 2009, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

(6)	Includes 34,160,000 shares of Common Stock indirectly owned by certain of the Executive Officers and Directors as a group.

EMPLOYMENT AGREEMENTS

On September 26, 2005, the Company entered into employment agreements with its three executive officers, Eugene Seymour, Chief Executive Officer, Anil Diwan, President and Chairman of Board, and Leo Ehrlich, Chief Financial Officer. All three agreements provide a minimum annual base salary of $200,000 for a term of three years. This base salary increased to $250,000 per year upon closing of a financing to the Company as of October 16, 2007. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance pay in the amount of $125,000. Additionally the agreements provided the following stock options exercisable into the Company’s common stock at $0.10 per share:

•
Dr. Anil Diwan received 1,000,000 options, 333,333 options vested upon execution of the employment agreement. Another 333,333 options vested on January 1, 2007. The remaining 333,334 options vested on January 1, 2009 . The options expire September 26, 2015.

•
Dr. Eugene Seymour received 500,000 options, 250,000 options vested upon execution of the employment agreement. Another 125,000 options vested on January 1, 2007. The remaining 125,000 options vested on January 1, 2009 The options expire September 26, 2015.

Leo Ehrlich resigned as Company CFO to pursue other opportunities on May,2007 and Dr. Eugene Seymour was appointed Acting CFO. The employment agreements expired on September 26, 2008 The Company and two of the executives have agreed to continue the executive compensation under the same terms until a new agreement is put into effect.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2009 fiscal year.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2009, the SAB was granted a total of 200,000 stock warrants exercisable into common shares at prices from $.61 to $1.56 per share.

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

TheraCour Pharma, Inc.

On May 12, 2005, the Company entered into a Material License Agreement, amended as of January 8, 2007 (the “License”) with TheraCour Pharma, Inc., (“TheraCour”), our largest shareholder. As of the present, TheraCour granted the Company an exclusive license in perpetuity for technologies developed by TheraCour for six virus types: HIV, HCV, Herpes, Rabies, Asian (bird) flu and Influenza. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) to pay the greater of $2,000 or actual costs, for other general and administrative expenses incurred by TheraCour on our behalf;  (4) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (5) that TheraCour Pharma, Inc. shall retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such nanomicelles, to be used for the Licensed Products, exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize the  nanomicelles to be used for the Licensed product for its own sake or for others; and (6) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License.

Development costs charged by and paid to TheraCour Pharma, Inc. was $2,915,931 since inception through June 30, 2009; $828,9520 and $746,309 for the years ended June 30, 2009 and 2008, respectively. No royalties are due or have been paid from inception through June 30, 2009.

As of June 30, 2009, TheraCour owns 34,160,000 shares of the Company’s outstanding common stock. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer- Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2009, and 2008, were, $-0- and $233,015 respectively, and $554,235 since inception.

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

June 30, 2009:	$ 35,000	Li & Company, P.C.
June 30, 2009:	$ 77,000	Holtz Rubenstein Reminick LLP
June 30, 2008:	$177,000	Holtz Rubenstein Reminick LLP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

June 30, 2009:	$ 0	Li & Company, P.C.
June 30, 2009:	$ 0	Holtz Rubenstein Reminick LLP
June 30, 2008:	$ 11,000	Holtz Rubenstein Reminick LLP

We incurred these fees in connection with registration statements and financing transactions.

Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2009:	$ 0	Li & Company, P.C.
June 30, 2009:	$ 0	Holtz Rubenstein Reminick LLP
June 30, 2008:	$ 0	Holtz Rubenstein Reminick LLP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2009:	$ 0	Li & Company, P.C.
June 30, 2009:	$ 0	Holtz Rubenstein Reminick LLP
June 30, 2008:	$ 0	Holtz Rubenstein Reminick LLP

Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Holtz Rubenstein Reminick LLP or Li & Company, P.C..  All the services performed by Holtz Rubenstein Reminick LLP and Li & Company, P.C. as described above were pre-approved by the Board of Directors.

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed Holtz Rubenstein Reminick LLP or Li & Company, P.C..  All the services performed by Holtz Rubenstein Reminick LLP or Li & Company, P.C. as  described above were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation, as amended, of the Registrant
3.2*	By-laws of the Registrant

4.1*	Specimen Stock Certificate of the Registrant
4.2*	Series A Convertible Debenture
4.3*	Form of Warrant
10.1*	Share Exchange Agreement between NanoViricide, Inc. and the Registrant
10.2*	Employment Agreement Eugene Seymour
10.3*	Employment agreement Anil Diwan
10.4*	Employment agreement Leo Ehrlich
10.5*	Form of Scientific Advisory Board Agreement
10.6*	Amended License Agreement with TheraCour Pharma, Inc.
10.7*	Lease with landlord
10.8*	Form of First Subscription Agreement
10.9*	Form of Second Subscription Agreement
10.10*	Code of Ethics
10.11*	Amended Agreement #2 with TheraCour Pharma, Inc.
10.12*	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005
31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
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

Dated: October 9, 2009

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NanoViricides, Inc.

We have audited the accompanying balance sheet of NanoViricides, Inc. (a development stage company) (the "Company") as of June 30, 2008, and the related statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2008 and the cumulative period from May 12, 2005 (date of inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoViricides, Inc. as of June 30, 2008, and the results of its operations and its cash flows for the year ended June 30, 2008 and the cumulative period from May 12, 2005 (date of inception) through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The accompanying financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminik LLP
New York, New York
October 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nanoviricides, Inc.
West Haven, Connecticut

We have audited the accompanying balance sheet of Nanoviricides, Inc. (the “Company”) as of June 30, 2009 and the related statements of operations, stockholders’ equity and cash flows for the fiscal year then ended and for the period from May 12, 2005 (inception) through June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The Company’s financial statements as of June 30, 2008 and for the fiscal year then ended and for the period from May 12, 2005 (inception) through June 30, 2008 were audited by other auditors whose report dated October 28, 2008, on those statements included an explanatory paragraph that described a going concern uncertainty due to the fact that the Company had no revenues, had suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations, discussed in Note 2 to the financial statements. The other auditors’  reports have been  furnished  to us, and our  opinion,  insofar as it relates  to  amounts  included  for such prior  periods,  is based  solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and the results of its operations and its cash flows for the fiscal year then ended and for the period from May 12, 2005 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Skillman, New Jersey
October 13, 2009

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,689,442	$816,386
Prepaid expenses	321,545	328,544
Other current assets	109,312	102,873

Total current assets	2,120,299	1,247,803

Property and equipment, net	688,618	133,738

OTHER ASSETS:
Security deposit	-	80,000
Trademark, net	192,344	6,709

Total other assets	192,344	86,709

TOTAL ASSETS	$3,001,261	$1,468,250

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$147,067	$295,555
Accounts payable – related parties	300,969	374,394
Accrued expenses	35,087	96,130
Accrued payroll to officers and related payroll tax expense	32,596	258,432

TOTAL CURRENT LIABILITIES	515,719	1,024,511

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 125,299,457 and 119,270,677 shares issued and outstanding:.	125,299	119,271
Additional paid-in capital	14,455,778	9,532,205
Stock subscription receivable	(100,000)	-
Deficit accumulated during the development stage	(11,995,535)	(9,207,737)

TOTAL STOCKHOLDERS’ EQUITY	2,485,542	443,739

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,001,261	$1,468,250

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30, 2009	Fiscal year Ended June 30, 2008	For the Period From May 12, 2005 (Inception) Through June 30, 2009

Revenues	$-	$-	$-

		-
Operating expenses:
Research and development	1,791,934	1,764,052	6,721,963
Refund Credit for research and development costs	(58,128)	(200,190)	(258,318)
General and administrative	1,085,920	1,228,179	4,892,887
Total operating expenses	2,819,726	2,792,041	11,356,532
Loss from operations	(2,819,726)	(2,792,041)	(11,356,532)

Other income (expenses)
Interest income, net	31,928	53,704	148,006
Non cash interest on convertible debentures	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	(713,079)

Total other income ( expenses)	31,928	53,704	(639,003)
Net loss	$(2,787,798)	$(2,738,337)	$(11,995,535)

Net loss per common share - basic and diluted	(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	119, 619,152	117,098,514

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) THROUGH JUNE 30, 2009

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued May 12, 2005 (Inception)	20,000	$20	$-	$(20)	$-	$-

Share exchange with Edot-com.com Inc., June 1, 2005	(20,000)	(20)	-	20	-	-

Shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005	80,000,000	80,000	(79,980)	(20)	-	-

Shares outstanding Edot-com.com Inc., June 1, 2005	20,000,000	20,000	(20,000)	-	-	-

Net loss period ended June 30, 2005	-	-	-	-	(66,005)	(66,005)

Balance at June 30, 2005 (as restated)	100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005	-	-	5,277	-	-	5,277

Legal expenses related private placement of common stock, July 31, 2006	-	-	(2,175)			(2,175)

Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005	-	-	5,302	-	-	5,302

Warrants issued to Scientific Advisory Board, August 15, 2005	-	-	4,094	-	-	4,094

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Options issued to officers, September 23, 2005	-	-	87,318	-	-	87,318

Shares issued for consulting services rendered at $.081 per share, September 30, 2005	2,300,000	2,300	184,000	-	-	186,300

Shares issued for interest on debentures, September 30, 2005	48,177	48	4,267	-	-	4,315

Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005	-	-	166,666	-	-	166,666

Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005	-	-	166,667	-	-	166,667

Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005	-	-	45,000	-	-	45,000

Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005	-	-	275,000	-	-	275,000

Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005	-	-	49,167	-	-	49,167

Warrants issued to Scientific Advisory Board, November 15, 2005	-	-	25,876	-	-	25,876

Shares and warrants issued in connection with private placement of common stock, November 28, 2005	340,000	340	169,660	-	-	170,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, November 29, 2005	300,000	300	149,700	-	-	150,000

Shares and warrants issued in connection with private placement of common stock, November 30, 2005	150,000	150	74,850	-	-	75,000

Shares and warrants issued in connection with private placement of common stock, December 2, 2005	100,000	100	49,900	-	-	50,000

Shares and warrants issued in connection with private placement of common stock, December 6, 2005	850,000	850	424,150	-	-	425,000

Shares issued for legal services rendered at $.95 per share, December 6, 2005	20,000	20	18,980	-	-	19,000

Shares and warrants issued in connection with private placement of common stock, December 12, 2005	750,000	750	374,250	-	-	375,000

Shares and warrants issued in connection with private placement of common stock, December 13, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 14, 2005	50,000	50	24,950	-	-	25,000

Shares issued in connection with debenture offering, December 15, 2005	50,000	50	48,950	-	-	49,000

Shares and warrants issued in connection with private placement of common stock, December 20, 2005	50,000	50	24,950	-	-	25,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, December 29, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 30, 2005.	50,000	50	24,950	-	-	25,000

Shares issued for interest on debentures, December 31, 2005	19,476	19	17,321	-	-	17,340

Shares issued for consulting services rendered at $1.46 per share, January 9, 2006	3,425	4	4,997	-	-	5,001

Warrants issued to Scientific Advisory Board on February 15, 2006	-	-	49,067	-	-	49,067

Warrants issued to Scientific Advisory Board on May 15, 2006	-	-	51,048	-	-	51,048

Shares issued for interest on debentures, March 31, 2005	7,921	8	22,184	-	-	22,192

Options exercised, May 31, 2006	1,800,000	1,800	88,200	-	-	90,000

Shares and warrants issued in connection with private placement of common stock, June 15, 2006	1,875,000	1,875	1,873,125	-	-	1,875,000
				-
Shares issued for interest on debentures, June 30, 2006	14,426	14	22,424	-	-	22,438

Net loss year ended June 30, 2006.	-	-	-	-	(3,284,432)	(3,284,432)

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Balance at June 30, 2006 ( as restated )	108,878,425	108,878	4,480,035	(20)	(3,350,437)	1,238,456

Shares issued for interest on debentures, July 31, 2006	5,744	6	7,638	-	-	7,644

Shares issued in connection with conversion of convertible debentures, July 31, 2006	3,333,333	3,333	996,667	-	-	1,000,000

Exercise of stock warrants, July 31, 2006	200,000	200	49,800	-	-	50,000

Warrants issued to Scientific Advisory Board on August 15, 2006	-	-	30,184	-	-	30,184

Warrants issued to Scientific Advisory Board on November 15, 2006	-	-	25,888	-	-	25,888

Shares issued for consulting and legal services rendered at $.76 per share, January 2, 2007	216,000	216	163,944	-	-	164,160

Warrants issued to Scientific Advisory Board on February 15, 2007	-	-	32,668	-	-	32,668

Warrants issued to Scientific Advisory Board on May 15, 2007	-	-	25,664	-	-	25,664

Shares issued for consulting services rendered at $1.03 per share, June 12, 2007	752	1	774	-	-	775

Shares issued for consulting services rendered at $1.15 per share, June 20, 2007	100,000	100	114,900	-	-	115,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 20, 2007	930,000	930	619,070	-	-	620,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 25, 2007	75,000	75	49,925	-	-	50,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 30, 2007	300,000	300	199,700	-	-	200,000

Shares issued for consulting and legal services rendered at $1.06 per share, June 30, 2007	29,890	30	31,770	-	-	31,800

Options issued to officers June 30, 2007	-	-	27,062	-	-	27,062

Net loss year ended June 30, 2007.	-	-	-	-	(3,118,963)	(3,118,963)

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Balance at June 30, 2007	114,069,144	114,069	6,855,689	(20)	(6,469,400)	500,338

Warrants issued to Scientific Advisory Board on August 15, 2007	-	-	14,800	-	-	14,800

Shares and warrants issued in connection with private placement of common stock, September 21, 2007	1,500,000	1,500	748,500	-	-	750,000

Shares issued for consulting and legal services rendered at $.75 per share September 30, 2007	25,244	25	18,375	-	-	18,400

Shares and warrants issued in connection with private placement of common stock, October 16, 2007	3,250,000	3,250	1,621,750	-	-	1,625,000

Stock subscriptions received October 17,2007	-	-	-	20	-	20

Shares and warrants issued in connection with private placement of common stock, October 16, 2007	250,000	250	124,750	-	-	125,000

Warrants issued to Scientific Advisory Board on November 15, 2007	-	-	7,200	-	-	7,200

Shares issued for consulting and legal services rendered at $.49 per share December 31, 2007	57,152	57	26,843	-	-	26,900

Options issued to officers January 1, 2008			7,044			7,044

Warrants issued to Scientific Advisory Board on February 15, 2008	-	-	8,500	-	-	8,500

Shares issued for consulting and legal services rendered at $ .45 per share March 31, 2008	61,546	62	27,838	-	-	27,900

Shares issued for consulting services rendered at $..39 per share April , 2008	27,750	28	10,795	-	-	10,821

Warrants issued to Scientific Advisory Board on May 15, 2008	-	-	32,253	-	-	32,253

Shares issued for consulting services rendered at $1.03 per share June 30, 2008	29,841	30	27,870	-	-	27,900

Net loss year ended June 30, 2008.	-	-	-	-	(2,738,337)	(2,738,337)

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Balance at June 30, 2008	119,270,677	119,271	9,532,205	-	(9,207,737)	443,739

Shares issued for consulting and legal services rendered at $ 1.22 per share July 31, 2008	4,098	4	4,996			5,000

Shares issued for consulting services rendered at $1.22 per share July 31, 2008	2,295	2	2,798			2,800

Warrants issued to Scientific Advisory Board on August 15, 2008			47,500			47,500

Warrants issued in connection with finders fee 9849						0

Shares and warrants issued in connection with private placement of common stock, August 22, 2008	3,136,000	3,136	3,132,864			3,136,000

Shares issued to settle accounts payable August 22, 2008	150,000	150	149,850			150,000

Shares issued to settle account payable

Payment of Finder's Fee including 9849 warrants to Biotech Capital			(14,696)			(14,696)

Shares issued in connection with Warrant Conversion, August 22, 2008	125,000	125	106,125			106,250

Shares issued for legal services rendered at $1.24per share August 31, 2008	4,032	4	4,996			5,000

Shares issued for consulting services rendered at $1.24 per share August 31, 2008	2,258	2	2,798			2,800

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued for legal services rendered at $1.00 per share September 30, 2008	5,000	5	4,995			5,000

Shares issued for consulting services rendered at $1.00 per share September 30, 2008	5,600	6	5,594			5,600

Shares issued for consulting and legal services rendered at $ .71 per share October 31, 2008	7,042	7	4,993			5,000

Shares issued for consulting services rendered at $.71 per share October 31, 2008	7,887	8	5,592			5,600

Warrants issued to Scientific Advisory Board on November 15, 2008			30,500			30,500

Shares issued for consulting and legal services rendered at $ .67 per share November 30, 2008	7,463	7	4,993			5,000

Shares issued for consulting services rendered at $.67 per share November 30, 2008	8,358	8	5,592			5,600

Shares issued for consulting and legal services rendered at $ .83 per share December 31, 2008	6,024	6	4,994			5,000

Shares issued for consulting services rendered at $.83 per share December 31 , 2008	6,747	7	5,593			5,600

Shares issued for legal services rendered at $ .60 per share January 20, 2009	8,333	8	4,992			5,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued for consulting and legal services rendered at $ .78 per share January 31, 2009	7,463	7	4,992			4,999

Shares issued for consulting services rendered at $.78 per share January 31, 2009	8,358	8	5,592			5,600

Shares issued for consulting services rendered at $ .70 per share February 1, 2009	50,000	50	34,950			35,000

Warrants issued to Scientific Advisory Board on February 15, 2009			29,000			29,000

Shares issued for consulting and legal services rendered at $ .71 per share February 28, 2009	7,042	7	4,992			4,999

Shares issued for consulting services rendered at $.71 per share February 15, 2009	7,887	8	5,592			5,600

Shares issued for consulting and legal services rendered at $ .78 per share March 31, 2009	6,410	6	4,994			5,000

Shares issued for consulting services rendered at $.78 per share March 31 , 2009	7,179	7	5,593			5,600

Shares issued to acquire equipment at $ .79	172,500	173	137,327			137,500

Shares issued for consulting and legal services rendered at $ .69 per share April 30, 2009	7,205	7	4,993			5,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued for consulting services rendered at $.69 per share April 30, 2009	8,069	8	5,592			5,600

Warrants issued to Scientific Advisory Board on May 15, 2009			30,600			30,600

Shares issued for consulting and legal services rendered at $ .66 per share May 31, 2009	7,599	8	4,992			5,000

Shares issued for consulting services rendered at $.66 per share May 31, 2009	8,511	9	5,590			5,599

Shares issued for consulting services rendered at $ .61 per share June 30, 2009	24,721	25	14,975			15,000

Shares issued for consulting and legal services rendered at $ .56 per share June 30, 2009	8,961	9	4,991			5,000

Shares issued for consulting services rendered at $.56 per share June 30, 2009	10,038	10	5,590			5,600

Shares and warrants issued in connection with private placement of common stock, June 30, 2009	150,000	150	74,850			75,000

Shares and warrants issued in connection with warrant conversion, June 30, 2009 net of subscriptions receivable	2,050,700	2,051	1,023,299	(100,000)		925,350

Net loss for the year ended June 30, 2009	--				(2,787,798)	(2,787,798)

	125,299,457	$125,299	$14,455,778	$(100,000)	$(11,995,535)	$2,485,542

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2009	Year Ended June 30, 2008	For the Period From May 12, 2005 (Inception) through June 30, 2009

OPERATING ACTIVITIES:

Net loss	$(2,787,798)	$(2,738,337)	$(11,995,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	176,600	111,921	810,557
Warrants granted to scientific advisory board	137,600	62,753	444,841
Amortization of deferred compensation	-	7,044	121,424
Depreciation and amortization	12,290	6,428	21,337
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debenture	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in assets and liabilities:
Prepaid expenses	6,999	(76,822)	(321,545)
Other current assets	(6,439)	(97,873)	(109,312)
Deferred expenses	-	-	(2,175)
Accounts payable-trade	139,012	222,710	434,567
Accounts payable –related parties	(73,425)	112,356	300,969
Accrued expenses	(61,043)	31,130	35,087
Accrued payroll to officers and related payroll tax expense	(225,836)	(191,568)	32,596

Net cash used in operating activities	(2,682,040)	(2,550,258)	(9,389,005)

INVESTING ACTIVITIES:
Security deposit	80,000	20,000	-
Purchases of property and equipment	(561,227)	(121,173)	(703,134)
Purchase of Trademark	(191,578)	-	(199,165)

Net cash used in investing activities	(672,805)	(101,173)	(902,299)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures		-	1,000,000
Proceeds from issuance of common stock in connection with the private placement of common stock, net of fees	4,121,651	2,500,000	9,864,476
Proceeds from stock option exercise	-	-	90,000
Proceeds from exercise of warrants	106,250	-	1,026,250
Stock subscription received	-	20	20
Net cash provided by financing activities	4,227,901	2,500,020	11,980,746
NET INCREASE IN CASH AND CASH EQUIVALENTS	873,056	(151,411)	1,689,442
CASH AND CASH EQUIVALENTS, BEGINNING	816,386	967,797	-
CASH AND CASH EQUIVALENT, ENDING	$1,689,442	$816,386	$1,689,442
CASH PAID DURING THE YEAR FOR:
INTEREST		$-
INCOME TAXES		$970	$3,037

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

During the periods indicated below, the Company had the following non-cash activity:

	Year Ended June 30,		For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2009
	2009	2008

Common stock issued for services rendered	$176,600	$111,921	$810,557

Stock options issued to the officers as compensation		7,044	121,424

Stock warrants granted to scientific advisory board	137,600	62,753	444,841

Common stock issued for interest on debentures			73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Stock Warrants Issued in connection with Private Placement	1,321,646		2,584,278

Common stock issued for accounts payable	150,000	-	150,000

Common stock issued for equipment	137,500	-	137,500

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. and was organized for the purpose of conducting Internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation.  On May 12, 2005, the corporations were merged and Edot-com.com, Inc., the Nevada corporation, became the surviving entity.

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

As a result of the Exchange transaction the former NVI stockholders held approximately 80% of the voting capital stock of the Company immediately after the Exchange.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 01, 2005, and represent the operations of NVI.

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.   Effective on the same date, Edot-com.com, Inc. changed its  name  to NanoViricides, Inc. and its stock symbol to “NNVC”, respectively.  The Company is considered a development stage company at this time.

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. TheraCour has granted us the right to include dengue fever among the viruses we are able to treat.  However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with TheraCour will ever be reached or that, if reached, will be on terms favorable to the Company.

We focus our research and clinical programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Note 2 - Substantial Doubt Regarding Ability to Continue as a Going Concern

The Company’s financial statements at June 30, 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $ 11,995,535 for the period from May 12, 2005 (date of inception) through June 30, 2009.  In addition, the Company has not generated any revenues and no revenues are anticipated.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nanoviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s private financings and a cash and cash equivalent balance of $ 1,689,442 at June 30, 2009, substantial additional financing will be required in future periods, as the Company believes it will require in excess of $3,000,000 to fund additional studies.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In September, 2009, the Company raised $1,337,500 from the sale of stock and “Warrants.”    Also in September, 2009, the Company consummated subscriptions with its Warrants holders, thereby raising an additional $1,879,900.  See Note 12 Subsequent Events.

Note 3. Summary of Significant Accounting Policies

Accounting Basis – The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and stockholders' equity and cash flows disclose activity since the date of the Company's inception. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents is comprised of cash and money market funds and stated at cost, which approximates fair value. In addition, the Company maintains cash and cash equivalents at financial institutions, which may exceed federally insured amounts at times.

Property and Equipment – Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five years), or lease term, using the straight-line method. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Research and Development – Research and development expenses consist primarily of costs associated with the preclinical and/ or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

Accounting for Stock Based Compensation – The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified prospective-transition method. Under that transition method, compensation cost recognized in the years ended June 30, 2009 and 2008 includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

Accounting for Non-Employee Stock Based Compensation – The Company accounts for shares and options issued for non-employees in accordance with the provision of Emerging Issue Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with selling Goods or Services”. According to the provisions of ETIF 96-18, the Company determines the fair value of stock and options granted to non-employees on the measurement date which is either the date of a commitment for performance has been reached or when performance has been completed, depending upon the facts and circumstances. The fair value of the shares and options valued at commitment date is expensed immediately if issued for past services.

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

In addition, the Company adopted FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.    The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold.

Net Loss per Share – Net Loss per Share is calculated in accordance with SFAS No. 128, "Earnings per Share," by dividing income or loss attributable to common stockholders by the weighted average common stock outstanding. Diluted net loss per share is calculated in accordance with SFAS No. 128 by adjusting weighted average common shares outstanding by assuming conversion of all potentially dilutive shares. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, since the effect would be antidilutive. Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and non-exercisable) as of June 30, 2009 and 2008 were 9,303,150 and 6,250,000 respectively.

The following table presents the calculation of basic and diluted net loss per share:

	2009	2008

Net loss available to common shareholders	$(2,787,798)	$	(2,738,337)

Net loss per share, basic and diluted	$(0.02)		$(0.02)

Weighted-average shares used in computing net loss per share, basic and diluted	119,619,152		117,098,514

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

Fair Value of Financial Instruments- The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash, cash equivalents, accounts payable, receivables due from and payables due to related or affiliated parties, and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2009.

New Accounting Pronouncements Affecting the Company

In June  2009, the FASB issued SFAS No.  168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No.  162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July  1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended September  30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

In May  2009, the FASB issued SFAS No.  165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended June  30, 2009. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through October 13, 2009 the date it filed this annual report on Form 10-K.

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

Note 4. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. The Company and TheraCour have agreed, in principle, to an amendment to the existing Licensing Agreement to include additional virus types among the virus types the Company is permitted to manufacture, use, and offer for sale and for a payment of a license fee to TheraCour. TheraCour has permitted the Company to use its nanomaterials to develop treatments for dengue fever viruses, West Niles Virus, Japanese Encephalitis Virus, viruses causing viral conjunctivitis ( a disease of the eye) and ocular Herpes. and others until such time as the Company and TheraCour can complete an additional Licensing Agreement to include these virus types  among the virus types we are permitted to manufacture, use and offer for sale. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed.  (2) we will pay  $25,000 per month for usage of  lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others, (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

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

TheraCour Pharma, Inc. may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by and paid to TheraCour Pharma, Inc. were $828, 952 and $746,309 for the years ended June 30, 2009 and 2008, respectively and $ 2,915,931 since inception. As of June 30, 2009, pursuant to its license agreement, the Company has paid a security advance of $ 243,313 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. The development costs are partially offset by a refundable Connecticut Research and Development tax credit of $ 58,128.  No royalties are due TheraCour from the Company’s inception through June 30, 2009.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 27% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 34,160,000 share of the Company’s outstanding common stock as of June 30, 2009.

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

FIN-46R requires that a variable interest entity to be consolidated by its “Primary Beneficiary.” The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the variable interest entity’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the variable interest entity’s expected residual returns. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN- 46R becomes effective, the enterprise is required to disclose in all financial statements initially issued after December 31, 2003, the nature, purpose, size, and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. At June 30, 2009 and 2008 the Company evaluated its relationship with TheraCour Pharma, Inc. for purposes of FIN-46R, and concluded that TheraCour Pharma, Inc. is not a variable interest entity that is subject to consolidation in the Company’s financial statements under FIN-46R.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. There were no lab fees charged by Kard during the year ended June, 30 2009. Lab fees charged by KARD Scientific for services for the year ended June 30, 2008 and since inception were $233,015 and $554,235, respectively. In addition the Company paid KARD a $50,000 advance payment towards future fees which is included in Prepaid Expenses.

Note 5. Prepaid Expenses

Prepaid Expenses at June 30, 2009 and 2008 consisted of the following:

	2009	2008
TheraCour Pharma, Inc.	$243,313	$236,186
Kard Scientific, Inc.	50,000	50,000
Prepaid Others	28,232	42,358

	$321,545	$328,544

Note 6 - Property and Equipment

Property and equipment at June 30, 2009 and 2008 consisted of the following:

	2009	2008

Leasehold Improvements	$239,713	$5,000

Office Equipment	29,651	26,596

Furniture and Fixtures	1,400	1,400

Lab Equipment	432,370	108,911

Total Property and Equipment	703,134	141,907

Less Accumulated Depreciation	14,516	8,169
Property and Equipment, Net	$688,618	$133,738

Depreciation expense amounted to $6,347, and $5,922 for the years ended June 30, 2009, and 2008, respectively.

Note 7. Trademark

Trademark at June 30, 2009 and 2008 consisted of the following:

	2009	2008

Trademarks	$199,165	$7,586
Less Accumulated Amortization	6,821	877
Property and Equipment, Net	$192,344	$6,709

Amortization expense amounted to $5,944, and $506 for the years ended June 30, 2009, and 2008, respectively.

Note 8. Equity Transactions

In August 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.56 per share. These warrants, if not exercised, will expire in August 2012. The fair value of these warrants in the amount of $47,500 was recorded as consulting expense.

On August 22, 2008, the Company consummated subscriptions with certain investors whereby the Company sold 3,286,000 shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”) and warrants (“Warrants”) to purchase 1,643,000 shares of  Common Stock at an exercise price of $2.00 per share for an aggregate purchase price of $3,286,000. The 3,286,000 share private placement of stock included 150,000 shares of Common Stock and 75,000 warrants subscribed in consideration of $150,000 of scientific testing and other laboratory work performed for the Company.  The Warrants may be exercised at any time and expire on September 17, 2011. The Company allocated a relative fair value of $827,485 to these warrants, by using the Black-Scholes option pricing model.

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

In November, 2008, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.70 per share. These warrants, if not exercised, will expire in November 2012. The fair value of these warrants in the amount of $30,500 was recorded as consulting expense.

In February 2009, the Company's Board of Directors authorized the issuance of 50,000 shares of its common stock with a restrictive legend to a Scientific Advisory Board Member advising the Company for consulting services. Based upon the fair market value of the common stock on the commitment date, the Company recorded a consulting expense of $34,950.

In February, 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.89 per share. These warrants, if not exercised, will expire in February 2013. The fair value of these warrants in the amount of $29,000 was recorded as consulting expense.

In April, 2009 the Company’s Board of Directors authorized the issuance of 172,500 shares of its common stock with a restrictive legend, in payment of a current account payable for  laboratory  equipment  in the amount of $137,500.

In May, 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.78 per share. These warrants, if not exercised, will expire in May, 2013. The fair value of these warrants in the amount of $30,600 was recorded as consulting expense.

For the year ended June 30, 2009, the Company's Board of Directors authorized the issuance of 244,580 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $176,599.

In June 2009, 805,250 warrants were converted into common stock, resulting in the issuance of 2,050,700 common shares. The Company received $1,025,350 upon this conversion. All holders of the Company’s warrants were provided an option to exercise their warrants during the period ending June 30, 2009 at a price of $0.50 and to receive an additional Warrant convertible into one (1) restricted share of the Company’s $ .001 par common stock . The Warrants may be exercised at any time and expire on August 17, 2012. The Company allocated a relative fair value of $ 471,661 to these warrants, by using the Black-Scholes option pricing model.

 In June 2009, the Registrant accepted subscriptions from its warrantholders for an aggregate of $1,025,350 for 2,050,700 shares of common stock and warrants to purchase 2,050,700 shares of common stock.  In a separate offering which also closed on July 7, 2009, the Registrant accepted subscriptions of $75,000 for 150,000 shares of common stock and warrants to purchase an additional 75,000 shares.  The warrants in these offerings are exercisable at the price of $1.00 per share of common stock and expire in 3 years.

Note 9. Stock Options and Warrants

Stock Options

In September 2005, 500,000 stock options were granted to Eugene Seymour, our CEO under an employment agreement.  Of these options, 250,000 were vested immediately and are exercisable from September 2005 until  September 2015, and the  remaining  options vested annually on January 1, 2007 and 2008 in two  equal amounts.

In September 2005, 1,000,000 stock options were granted to Anil Diwan, our Chairman and President under an employment agreement.  Of these options, 333,333 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vested annually on January 1, 2007 and January 1, 2008 in two equal amounts.

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

The Company has accounted for these options granted to officers under the provisions of Financial Accounting Standard No. 123 and SFAS 123R, "Accounting for Stock Based Compensation." Based on fair market value of these options,      $7,044 was recognized as stock based compensation expense for the years ended June 30, 2008 .  For the year ended June 30, 2009, the Company did not record any compensation expense related to these options.

Note 9. Stock Options And Warrants

Stock Options

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,537,500
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	1,875,000	0.10	7.25	$2,400,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	1,875,000	0.10	6.24	665,833
Exercisable at June 30, 2009	1,875,000	0.10	6.24	665,833

As of June 30, 2009 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	2,695,000	1.95	1.94	$-
Granted	1,680,000	1.00	2.25	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	4,375,000	$1.58	1.49	-
Granted	3,983,400	1.42	2.67	-
Exercised	930,250	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	7,428,150	1.53	1.78	-
Exercisable at June 30, 2009	7,428,150	1.53	1.78

Of the above warrants, 1,604,750 expire in fiscal year ending June 30, 2010; 1,660,000 expire in fiscal year ending June 30, 2011; and 3,963,400 expire in fiscal year ended June 30, 2012; and 200,000 expire in fiscal year ended June 30, 2013

Note 10. Income Taxes

Deferred income taxes arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carryforwards will begin to expire in the year 2017 if not utilized. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2009 the Company accumulated a tax loss of $10,237,487 resulting in a deferred tax benefit of approximately $4,711,000, which has been offset by a 100% valuation allowance.

The following is reconciliation of income tax expense (benefit):

	2009	2008
Net operating loss carryforwards	$2,966,400	$2,901,100
Research and development credit	1,344,400	773,100
Other	400,200	503,200
Gross deferred tax assets	4,711,000	4,177,400
Valuation allowances	(4,711,000)	(4,177,400)
Deferred tax assets	$-	$-

During the year ended June 30, 2009, the valuation allowance increased by $533,600.

During the year ended on June 30, 2009, the Company recognized a refundable Research and Development tax credit of $58,128, and has received, to date, $-0- of this refundable credit . The remaining credit receivable is included under “Other Current Assets” on the Company’s Balance Sheet.

Note 11. Commitments and Contingencies

OPERATING LEASE

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. Commencing September 1, 2008 the Company rented additional storage space and the base monthly rent increased to $7,311. The term of lease expires in February 28, 2011, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon providing six months written notice.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive,  in Woodbridge, Connecticut. The term of the occupancy expired January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities.

At June 30, 2009, future minimum rental payments due under these operating leases are as follows:

2010	$87,735
2011	14,263

Total rent expense amounts to $172,160 and $166,881 for the years ended June 30, 2009 and 2008 respectively, and $317,337 for the period from inception.

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

On July 3, 2008, the Company signed a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC) for testing anti-rabies nanoviricides. The testing began late in the third quarter of 2008 and is ongoing.  The Company will fund costs of $10,000 for this testing. Any additional expenses will require the Company’s prior approval.

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

Note 12. Subsequent Event

Management performed an evaluation of the Company’s activity through October 13, 2009, the date these financials were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event should be disclosed.

On September 30,  2009, the Company consummated subscriptions with certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Registrant’s common stock and warrants to purchase common stock and the exercise by the Registrant’s warrant holders of their outstanding warrants.  The offerings were commenced in June, 2009, at the Registrant’s then, current stock price levels of approximately $0.50.  The offerings were closed to investors on August 30, 2009, after an extension by the Registrant’s Board of Directors from the original termination date of August 14, 2009.  In the Registrant’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Registrant accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Registrant raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.