Form 10-Q
period 2009-09-30
NANOVIRICIDES, INC.
filed 2009-11-23
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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
Yes ☐             No ☒ (Not required by smaller reporting companies)

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
Yes ☐             No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 20, 2009 was 131,774,554 shares.

NanoViricides, Inc.
(A Development Stage Company)
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at September 30, 2009 (Unaudited) and June 30, 2009	3

Statements of Operations for the Three Months Ended September 30, 2009 and 2008 and for the Period from May 12, 2005 (Inception) through September 30, 2009 (Unaudited).	4

Statements of Cash Flows for the Three Months Ended September 30, 2009 and 2008, and for the Period May 12, 2005 (Inception) through September 30, 2009 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Changes in Securities	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	23

Signatures	24

Certifications	25

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2009
	(Unaudited)	June 30, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,202,675	$1,689,442
Prepaid expenses	327,770	321,545

Other current assets	109,312	109,312

Total current assets	4,639,757	2,120,299

Property and equipment, net	707,752	688,618

OTHER ASSETS:
Trademark and patent costs, net	224,310	192,344

Total other assets	224,310	192,344

TOTAL ASSETS	$5,571,819	$3,001,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$131,412	$147,067
Accounts payable – related parties	321,312	300,969
Accrued expenses	84,258	35,087
Accrued payroll to officers and related payroll tax expense	20,134	32,596

TOTAL CURRENT LIABILITIES	557,116	515,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 131,774,554 and 125,299,457 shares issued and outstanding, respectively.	131,775	125,299
Additional paid-in capital	17,734,652	14,455,778
Stock subscription receivable	(125,000)	(100,000)
Deficit accumulated during the development stage	(12,726,724)	(11,995,535)

TOTAL STOCKHOLDERS’ EQUITY	5,014,703	2,485,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,571,819	$3,001,261

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ending			For the Period From May 12, 2005 (Inception) Through September 30, 2009
	September 30, 2009	September 30, 2008

Operating expenses:
Research and development	$463,922	$454,081		$7,185,885
Refund Credit for research and development costs		-		(258,318)
General and administrative	268,137	302,753		5,161,024

Total operating expenses	732,059	756,834		12,088,591

Loss from operations	(732,059)	(756,834)		(12,088,591)

Other income (expenses)
Interest income, net	870	12,077		148,876
Non cash interest on convertible debentures		-		(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures		-		(713,079)

Total other income ( expenses)	870	12,077		(638,133)
Net loss	(731,189)	(744,757	) )	(12,726,724)

Net loss per common share - basic and diluted	(0.006)	(0.006)

Weighted average shares outstanding - basic and diluted	125,384,198	120,341,445

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ending		For the Period From
	September 30, 2009	September 30, 2008	May 12, 2005 (Inception) Through September 30, 2009

OPERATING ACTIVITIES:

Net loss	$(731,189)	$(744,757)	$(12,726,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services rendered	31,800	26,200	842,357
Warrants granted to scientific advisory board	41,400	47,500	486,241
Amortization of deferred compensation		-	121,424
Depreciation and amortization	3,865	1,628	25,202
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debenture	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in assets and liabilities:
Prepaid expenses	(6,225)	(98,191)	(327,770)
Other current assets		-	(109,312)
Deferred expenses		-	(2,175)
Accounts payable-trade	(15,655)	123,578	418,912
Accounts payable –related parties	20,343	172,355	321,312
Accrued expenses	49,171	(3,130)	84,258
Accrued payroll to officers and related payroll tax expense	(12,462)	(165,676)	20,134

Net cash used in operating activities	(618,952)	(640,493)	(10,007,957)

INVESTING ACTIVITIES:
Security deposit	-	12,000	-
Purchases of property and equipment	(20,805)	(430,200)	(723,939)
Purchase of Trademark and Patent costs	(34,160)	-	(233,325)

Net cash used in investing activities	(54,965)	(418,200)	(957,264)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures		-	1,000,000
Proceeds from issuance of common stock in connection with the private placement of common stock, net of fees	1,287,250	3,227,554	11,151,726
Proceeds from stock option exercise		-	90,000
Proceeds from exercise of warrants	1,899,900	-	2,926,150
Stock subscription received		-	20
Net cash provided by financing activities	3,187,150	3,227,554	15,167,896
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,513,233	2,168,861	4,202,675
CASH AND CASH EQUIVALENTS, BEGINNING	1,689,442	816,386	-
CASH AND CASH EQUIVALENT, ENDING	$4,202,675	$2,985,247	$4,202,675
CASH PAID DURING THE PERIOD FOR:
INTEREST	$-	$-	$-
INCOME TAXES	$-	$-	$3,037

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(Unaudited)

During the periods indicated below, the Company had the following non-cash activity:

	Three Months Ended September 30,		For the Period From May 12, 2005 (Inception) through September 30, 2009
	2009	2008

Common stock issued for services rendered	$31,800	$26,200	$842,357

Stock options issued to the officers as compensation	-	-	121,424

Stock warrants granted to scientific advisory board	41,400	47,500	486,241

Stock warrants granted top brokers	-	9,849	9,849

Common stock issued for interest on debentures	-	-	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Stock Warrants Issued in connection with Private Placement	5,097,300	827,485	7,681,578

Common stock issued for accounts payable	-	150,000	150,000

Common stock issued for equipment	-		137,500

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) TO SEPTEMBER 30, 2009
NOTES TO FINANCIAL STATEMENTS
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

As a result of the ownership interests of the former shareholders of NVI for financial accounting purposes, the merger between ECMM and NVI has been treated as a reverse acquisition with NVI deemed the accounting acquirer and ECMM deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification.  The reverse merger is deemed a capital transaction and the net assets of NVI (the accounting acquirer) are carried forward to ECMM (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of ECMM and the assets and liabilities of NVI which are recorded at historical cost. The equity of ECMM is the historical equity of NVI retroactively restated to reflect the number of shares issued by ECMM in the transaction. Accordingly, the financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 1, 2005, and represent the operations of NVI.

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, ECMM changed its name to NanoViricides, Inc. and its stock symbol to “NNVC”, respectively.  The Company is considered a development stage company at this time.

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour®”), to which the Company has licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza, Rabies, and Asian Bird Flu Virus. TheraCour has granted the Company the right to include Dengue viruses, Ebola/Marburg viruses, and viruses causing viral Conjunctivitis (a disease of the eye) among the viruses the Company is able to treat.  However, no written agreement has been entered into with TheraCour and no assurance can be given that a written amendment to the licensing agreement with TheraCour will ever be reached or that, if reached, will be on terms favorable to the Company.

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

Index

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the three month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the year ended June 30, 2009.

Note 3. Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from June 30, 2009), see the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP the “FASB Accounting Standards Codification” (“Codification”), to become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The guidance is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact will be that references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Index

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 4.  Substantial Doubt Regarding Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s significant operating losses and significant capital requirements, however, raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it has sufficient cash reserves to achieve all of our budgeted plans through December 31, 2010 .

Index

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $12,726,724 at September 30, 2009. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2009 and 2008 and a cash and cash equivalent balance of $4,202,675 at September 30, 2009, substantial additional financing will be required in future periods. The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months. The Company believes it can adjust its priorities of drug development, and its Plan of Operations as necessary if it is unable to raise such funds.

The Company continues to successfully raise additional capital, On September 30, 2009, the Company accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Company ’s common stock and warrants to purchase common stock and the exercise by the Company’s warrant holders of their outstanding warrants.  The offerings were commenced in June 2009, when the Company’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Company’s Board of Directors from the original termination date of August 14, 2009.  In the Registrant’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.

The Company is in discussions with certain potential investors to provide the additional capital set forth above. Additionally, a grant application for developing a broad-spectrum nanoviricide against hemorrhagic fever viruses such as Ebola/Marburg and Dengue is currently pending with the Department of Defense. No assurances can be given that financing will be available or be sufficient to meet our capital needs.  If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether.

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

There can be no assurance that the license fee will be paid or that the amendment will become effective, in which case TheraCour may revoke our permissive use of its materials, which may adversely impact our operations and cause the termination of our Cooperative Research and Development Agreement (CRADA) with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID),  and the United States Armed Forces Institute of Pathology (USAFIP).

TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Index

Development costs charged by TheraCour Pharma, Inc. for the three months ended September 30, 2009 and 2008, were $257,320 and $220,749 respectively, and $2,565,048 since inception.  As of September 30, 2009, pursuant to its license agreement the Company has paid a security advance of $263, 656 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses

No royalties are due TheraCour from the Company’s inception through September 30, 2009.

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

TheraCour Pharma, Inc. owns 31,460,000 shares of the Company’s outstanding common stock as of September 30, 2009. The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities. TheraCour has entered into a Rule 10b5-1 trading plan to sell, over a one year period, up to 1.8 million shares of the Company’s common stock that it owns, that will go into effect Feb 17, 2009. The proceeds are expected to be used to pay for the necessary improvements in laboratory facilities, the purchase of analytical equipment, and the costs of intellectual property (patent) protection.

The FASB has issued guidance related Consolidation of Variable Interest Entities. The guidance clarifies the application to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation The guidance clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a variable interest entity in its consolidated financial statements.

The guidance further requires that a variable interest entity to be consolidated by its “Primary Beneficiary.” The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the variable interest entity’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the variable interest entity’s expected residual returns. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when the FASB guidance became effective, the enterprise is required to disclose in all financial statements initially issued after December 31, 2003, the nature, purpose, size, and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity. For all periods presented in the financial statements, the Company evaluated its relationship with TheraCour Pharma, Inc., and concluded that it is not a variable interest entity that is subject to consolidation in the Company’s financial statements.

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

Note 6. Prepaid Expenses

Prepaid expenses are summarized as follows:

	September 30, 2009	June 30, 2009

TheraCour Pharma, Inc. *	$263,656	$243,313
Kard Scientific, Inc. *	50,000	50,000
Prepaid other	14,114	28,232
	$327,770	$321,545

(* See Note 5. Significant Alliances and Related Parties)

Index

Note 7. Equity Transactions

In August 2009, members of the Scientific Advisory Board were granted warrants to purchase 50,000 shares of common stock at $1.10 per share. These warrants, if not exercised, will expire in August 2013. The fair value of these warrants in the amount of $41,400 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option pricing model and the following assumptions.

Expected life in years	4
Risk free interest rate	2.06%
Expected volatility	96.15%
Dividend yield	- 0 -

On September 30, 2009, the Registrant accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Registrant’s common stock and warrants to purchase common stock and the exercise by the Registrant’s warrantholders of their outstanding warrants.  The offerings commenced in June 2009, when the Registrant’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Registrant’s Board of Directors from the original termination date of August 14, 2009.  The Registrant’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Registrant accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Registrant raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.

For the three months ended September 30, 2009, the Company's Board of Directors authorized the issuance of 40,297 shares of its common stock with a restrictive legend, for consulting services. The Company recorded an expense of $31,800.

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

At September 30, 2009, future minimum rental payments due under these operating leases are as follows:

2010	$80,424

Total rent expense amounts to $14,623 and $51,577 for the three months ended September 30, 2009 and 2008 respectively, and $311,377 for the period from inception.

Note 9. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through November 22, 2009, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

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

The Company has incurred significant operating losses since its inception resulting in a deficit accumulated during the development stage of $12,726,724 at September 30, 2009. For the three months ended September 30, 2009 the Company had a net loss of $731,189. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Liquidity and Capital Resources

Requirement for Additional Capital

We currently have sufficient cash reserves to achieve all of our budgeted plans through December 31, 2010, and we will need to obtain additional financing to finance studies necessary for an investigational new drug (“IND”) filing with the FDA.

As of September 30, 2009 we had a cash and cash equivalent balance of $4,202,675 which can support operations through December 31, 2010, at our current projected rate of spending.

However, in addition to current funds allocated to capital costs and staffing, and in accordance with our business plan, we have also budgeted for additional capital costs and staffing costs of approximately $2 million dollars and an additional $3 million dollars for additional scientific studies in support of an IND filing with the FDA, for the upcoming twenty-four months.  If we are unable to obtain this additional financing, our business plan will be delayed.

We anticipate that we will incur the following expenses over the next twelve months:

1           Research and Development subcontractor costs of $1,500,000: Including planned costs of $1,200,000 for in-vivo and in-vitro studies for pan-influenza FluCide,  NanoViricide eye drops against EKC and other Ocular viral deceases, HIVCide, and NanoViricides against genital and ocular Herpes, planned for the next twelve months ending September 30, 2010. The Company has allocated the planned costs of $1,200,000 evenly over the four drug candidates.

2           Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3           Capital costs of $250,000: This is the estimated cost for equipment and laboratory improvements expected during the next twelve months ending September 30, 2010.

4           Staffing costs of $1,000,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

Index

The Company will be unable to proceed with its planned drug development progress, meet its administrative expense requirements, capital costs, and staffing costs after about December 31, 2010 without obtaining additional financing of approximately $3,000,000 to $5,000,000.  If we are unable to obtain additional financing, our business plan will be significantly delayed or curtailed.  The Company continues to re-prioritize its objectives and delay certain drug development programs until we can raise sufficient funding that enables further development of the drugs with the goal of filing an Investigational New Drug application (IND) to the FDA.

The Company does not have any arrangements in place, at this time, for equity or other financing for these further needs of $3-5 million beyond minimum operations.  However, the Copmany is in discussions with certain investors who would provide such capital.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Index

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.10 per share. These warrants, if not exercised, will expire in August, 2013.

On September 30, 2009, the Registrant accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Registrant’s common stock and warrants to purchase common stock and the exercise by the Registrant’s warrantholders of their outstanding warrants.  The offerings were commenced in June 2009, when the Registrant’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Registrant’s Board of Directors from the original termination date of August 14, 2009.  In the Registrant’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Registrant accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrantholders, the Registrant raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.

For the three months ended September 30, 2009, the Company's Board of Directors authorized the issuance of additional 40,297 shares of its common stock with a restrictive legend, for consulting and legal services. The Company recorded an expense of $31,800.

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

Subsequent Events

None.

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

Index

(b)         Reports on Form 8-K.  During the fiscal quarter ended September 30, 2009, the Company filed the following Current Reports on Form 8-K:

On July 7, 2009, the Company filed a Current Report disclosing that it had entered into a Material Definitive Agreement with certain investors pursuant to which the Company sold 2,100,700 shares of its common stock, par value $0.001 per share (the "Common Stock") and warrants (the "Warrants") to purchase an additional 1,050,350 shares of Common Stock at an exercise price of $1.00 per share for an aggregate purchase price of $1,050,350.

On August 14, 2009, the Company filed a Current Report disclosing, pursuant to Regulation FD, that the Company issued a press release announcing that WBRZ News 2, a television news station located in Baton Rouge, Louisiana, televised a segment describing that the herpes simplex viral load was reduced by 99.9% in in-vitro studios by Company drug candidates.  The segment went on to describe the studies’ findings and projected plans of future drug development.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2009

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Financial Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors