Form 10-Q
period 2009-12-31
NANOVIRICIDES, INC.
filed 2010-02-22
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes              No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes              No 

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

The number of shares outstanding of the Registrant's Common Stock as of February 19, 2010 was: 131,910,584.

NanoViricides, Inc.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

Balance Sheets at December 31, 2009 (Unaudited) and June 30, 2009		3

Statements of Operations for the Three and Six Months Ended December 31, 2009 and 2008 and for the Period from May 12, 2005 (Inception) through December 31, 2009 (Unaudited).		4

Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008, and for the Period May 12, 2005 (Inception) through December 31, 2009 (Unaudited).		5

Notes to the Financial Statements (Unaudited)		7

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		30

Certifications

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)
	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,032,863	$1,689,442
Prepaid expenses	312,904	321,545
Other current assets	107,026	109,312

Total current assets	4,452,793	2,120,299

Property and equipment, net	833,809	688,618

OTHER ASSETS:
Trademark, net	322,914	192,344

Total other assets	322,914	192,344

TOTAL ASSETS	$5,609,516	$3,001,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$217,878	$147,067
Accounts payable – related parties	957,213	300,969
Accrued expenses	31,066	35,087
Accrued payroll to officers and related payroll tax expense	54,832	32,596

TOTAL CURRENT LIABILITIES	1,260,989	515,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 300,000,000 shares authorized; 131,910,584 and 125,299,457 shares issued and outstanding.	131,911	125,299
Additional paid-in capital	17,868,788	14,455,778
Stock subscription receivable	-	(100,000)
Deficit accumulated during the development stage	(13,652,172)	(11,995,535)

TOTAL STOCKHOLDERS’ EQUITY	4,348,527	2,485,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,609,516	$3,001,261

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Six Months Ended		For the Period from May 12, 2005 (Inception) through
	December 31		December 31,		December 31,
	2009	2008	2009	2008	2009
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	629,803	426,957	1,093,725	927,242	7,815,688
Refund credit research and development costs	-	-	-	-	(258,318)
General and administrative	296,765	217,547	564,902	474,094	5,457,789
Total operating expenses	926,568	644,504	1,658,627	1,401,336	13,015,159
Loss from operations	(926,568)	(644,504)	(1,658,627)	(1,401,336)	(13,015,159)

Other income (expense):
Interest income	1,120	14,004	1,990	26,081	149,996
Non cash interest on convertible debentures	-	-		-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Total other income (expense)	1,120	14,004	1,990	26,081	(637,013)

Net loss	(925,448)	$(630,500)	(1,656,637)	$(1,375,255)	(13,652,172)

Net loss per common share: basic and diluted	$(0.007)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding: basic and diluted	127,546,405	122,716,140	126,669,572	121,660,720

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		For the Period from May 12, 2005 (Inception) through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,656,637)	$(1,375,255)	(13,652,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares and warrants issued for services rendered	99,832	58,000	910,389
Warrants granted to scientific advisory board	81,000	78,000	525,841
Options issued to officers as compensation	-	-	121,424
Depreciation and amortization	7,731	4,615	29,068
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debentures	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	8,641	59,567	(312,904)
Deferred expenses	-	-	(2,175)
Other current assets	2,286	(24,791)	(107,026)
Accounts payable	70,811	(172,913)	505,378
Accounts payable – related parties	656,244	188,111	957,213
Accrued expenses	(4,021)	(72,645)	31,066
Accrued payroll to officers and related payroll tax expense	22,236	(258,432)	54,832
Net cash used in operating activities	(711,877)	(1,515,743)	(10,100,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	-	24,000	-
Purchases of property and equipment	(148,534)	(498,382)	(851,668)
Trademark and patent costs	(134,958)	(118,073)	(334,123)
Net cash used in investing activities	(283,492)	(592,455)	(1,185,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of fees	1,437,450	3,227,554	11,301,926
Proceeds from exercise of stock warrants attached to convertible debentures	1,901,340	-	2,927,590
Stock subscription received	-	-	20
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	3,338,790	3,227,554	15,319,536
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,343,421	1,119,356	4,032,863
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689,442	816,386	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,032,863	$1,935,742	$4,032,863

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)
During the periods indicated below, the Company had the following non-cash activity:

			For the Period from May 12, 2005 (Inception) through December 31, 2009
	Six Months Ended December 31,
	2009	2008

Common stock issued for services rendered	99,832	$58,000	157,832

Stock options issued to the officers as compensation	-	-	121,424

Stock warrants granted to scientific advisory board	81,000	78,000	159,000

Stock warrants granted to brokers	3,563	9,849	13,412

Common stock issued for interest on debentures	-	-	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Warrants issued in connection with private placement	5,097,300	827,485	7,681,578

Common Stock issued for equipment	-	-	137,500

Common Stock issued upon conversion of accounts payable	25,200	150,000	175,200

See accompanying notes to financial statements.

Index

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) TO DECEMBER 31, 2009
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc., and was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation.  On May 12, 2005, the Corporations were merged and Edot-com.com, Inc., a Nevada corporation, , became the surviving entity.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, ECMM changed its name to NanoViricides, Inc. and its stock symbol to “NNVC”, respectively.   NanoViricides, Inc. is considered a development stage company at this time.

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour®”), to which the Company has licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus, Herpes Simplex Virus (HSV), Hepatitis C Virus (HCV),Hepatitis B Virus (HBV), and Rabies. The Company has entered into an Additional License Agreement  with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis, West Nile Virus,  viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses,.

Index

The Company focuses its research and clinical programs on specific anti-viral therapeutics and is seeking to add to its existing portfolio of products through its internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed commercialized any product.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included. Operating results for the six month period ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the year ended June 30, 2009.

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

Index

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP the “FASB Accounting Standards Codification” (“Codification”), , to become the single official source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This guidance reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. The guidance is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact will be that references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

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

Index

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization. The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $13,652,172 at December 31, 2009. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2009 and 2008 and a cash and cash equivalent balance of $4,032,863 at December 31, 2009, substantial additional financing will be required in future periods. The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months. The Company believes it can adjust its priorities of drug development, and its Plan of Operations as necessary if it is unable to raise such funds.

The Company continues to successfully raise additional capital, On September 30, 2009, the Company accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Company ’s common stock and warrants to purchase common stock and the exercise by the Company’s warrant holders of their outstanding warrants.  The offerings were commenced in June 2009, when the Company’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Company’s Board of Directors from the original termination date of August 14, 2009.  In the Company’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.

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

Note 5. Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus, Herpes Simplex Virus (HSV), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. The Company and TheraCour have agreed, in principle, to a Licensing Agreement to include additional virus types among the virus types the Company is permitted to manufacture, use, and offer for sale, and for payment of a license fee to TheraCour. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

Index

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

Development costs charged by TheraCour Pharma, Inc. for the six months ended December 31, 2009 and 2008, were $586,023 and $417,093 respectively, and$3,151,071 since inception.  As of December 31, 2009, pursuant to its license agreement the Company has paid a security advance of $263,656 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses

No royalties are due TheraCour from the Company’s inception through December 31, 2009.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space in Woodbridge, Connecticut. Performance of the Company’s obligations was guaranteed by TheraCour Pharma, Inc., a principal shareholder of the Company and provider of the materials the Company uses in its operations. This lease expired on January 30, 2009, and we have relocated our operations to an expanded facility at 135 Wood Street, West Haven, CT.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President,  who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 30% of the capital stock of the Company.

TheraCour Pharma, Inc. owns 31,460,000 shares of the Company’s outstanding common stock as of December 31, 2009. The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the TheraCour® technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities. On December 3, 2009 TheraCour concluded its sales of the Company’s stock pursuant to a Rule 10b5-1 trading plan selling, over a one year period, 1.8 million shares of the Company’s common stock..  The plan went into effect on February 17, 2009. The proceeds are expected to be used to pay for necessary improvements in laboratory facilities, the purchase of analytical equipment, and the costs of intellectual property (patent) protection.

Index

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

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Since inception, lab fees charged by KARD Scientific for services to the Company total. $633,175.

Note 6. Prepaid Expenses

Prepaid expenses are summarized as follows:

	December 31, 2009	June 30, 2009

TheraCour Pharma, Inc. *	$263,656	$243,313
Kard Scientific, Inc. *	-	50,000
Prepaid other	49,248	28,232
	$312,904	$321,545

(* See Note 5. Significant Alliances and Related Parties)

Note 7. Equity Transactions

In November 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.06 per share. These warrants, if not exercised, will expire in November 2013. The fair value of these warrants in the amount of$39,600 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option pricing model and the following assumptions.

	For the three months	For the six months
	ended 12/31/09	ended 12/31/09
Expected life in years	4 yrs	4 yrs
Risk free interest rate	1.73%	1.73-2.06%
Expected volatility	92.94%	92.94-96.15%
Dividend yield	0%	0%

Index

On September 30, 2009, the Company accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Company’s common stock and warrants to purchase common stock and the exercise by the Company’s warrantholders of their outstanding warrants.  The offerings were commenced in June 2009, when the Company’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Company’s Board of Directors from the original termination date of August 14, 2009.  In the Company’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire three years from the issue date.

For the six months ended December 31, 2009, the Company's Board of Directors authorized the issuance of 93,530 shares of its common stock with a restrictive legend, for consulting services. The Company recorded an expense of $64,463.

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

At December 31, 2009, future minimum rental payments due under these operating leases are as follows:

2010	$43,866866

Total rent expense amounts to $36,556 and $106,654 for the six months ended December 31, 2009 and 2008 respectively, and$333,310 for the period from inception.

Note 9. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through February , 2009, the date when the financial statements were issued.  The Management of the Company determined that the following were reportable events that occurred during that subsequent period which were required to be disclosed:

On February 15, 2010, the Company’s Board of Directors approved the Amended By-Laws to be effective as of February 15, 2010.

On February 8, 2010, the Company announced that it signed a research and development agreement with Dr. Eva Harris’s laboratory at the University of California, Berkeley (UC Berkeley).  Pursuant to the terms of this agreement, Dr. Harris and UC Berkley will evaluate the effectiveness of nanoviricides drug candidates against various dengue viruses. Cell cultures models as well as in vivo animal studies will be employed for testing the drug candidates.  Dr. Eva Harris is a Professor of Infectious Diseases at UC Berkeley and a leading researcher in the field of dengue.

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for  the development of drug candidates for the treatment of  Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share.  In addition, the Company agreed: (i) that, to the extent not being paid under the existing license agreement that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee which shall be due and payable in periodic installments as billed; (ii) that, to the extent not being paid under the existing license agreement, a development fee of  $25,000 per month for usage of lab supplies and chemicals from TheraCour’s existing stock ; (iii) the Company will pay TheraCour the amount of $2,000 or actual costs, whichever is greater, for other general and administrative expenses incurred by TheraCour on our behalf; (iv) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour; (5) TheraCour shall retain the exclusive right to develop and manufacture the licensed drugs; and (vi) TheraCour may request the Company to pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. The Company does not anticipate any material increase in direct payments for development fees or for general and administrative expenses, to TheraCour, as a result of this Additional License Agreement.

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

Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 80,000,000 newly issued shares of ECMM common stock, resulting in an aggregate of 100,000,000 shares of ECMM common stock issued and outstanding. As a result of the Exchange, NVI became a wholly-owned subsidiary of ECMM. The ECMM shares were issued to the NVI Shareholders on a pro rata basis, on the basis of 4,000 shares of the ECMM Common Stock for each share of NVI common stock held by such NVI Shareholder at the time of the Exchange.

Index

On June 28, 2005,  NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, Edot-com.com, Inc., changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC.  The Company submitted a Form-10SB to the SEC to become a reporting company on November 14,  2006. The Company’s filing status became effective in March, 2007.  On June 28, 2007, the company became quotable on The OTC Bulletin Board under the symbol NNVC.OB.

The Company is considered a development stage company at this time.

Management’s Plan of Operation

NanoViricides, Inc. (the “Company”), is an early developmental stage nano-biopharmaceutical company engaged in the discovery, development and commercialization of anti-viral therapeutics. The Company has no customers, products or revenues to date, and may never achieve revenues or profitable operations. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., one of the Company’s principal shareholders, from which we have licensed, in perpetuity,  the right to develop drug candidates for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus, Herpes Simplex Virus (HSV), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. The Company and TheraCour have agreed, in principle, to a Licensing Agreement to include additional virus types among the virus types the Company is permitted to manufacture, use, and offer for sale, and for payment of a license fee to TheraCour. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy. We focus our laboratory research and pre-clinical programs on specific anti-viral solutions.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $13,652,172 at December 31, 2009. For the six months ended December 31, 2009 the Company had a net loss of$1,656,637. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

NanoViricides Technologies, Products in Development, and Collaborations

Pharmaceutical drug development is an expensive and long duration proposition. Management’s plan is to develop each of our nanoviricides® to the necessary stage(s) and then engage into co-development relationships with other pharmaceutical companies. Such co-development relationships usually may entail upfront payments, milestones payments, cost-sharing, and eventual revenue-sharing, including royalty on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to the Company at the present stage. Management plans to continue to raise additional funds as needed for our continuing drug development efforts on public markets.

The Company currently has several drug development programs. Our drug development programs with large commercial interest include (1) Influenzas, (2) HIV, (3) topical eye drops for viral diseases of the external eye, and (4) Herpes “cold sores” and genital Herpes. In addition, the Company believes that, as the holder of potentially paradigm-shifting antiviral drug development technologies, it has a social responsibility to develop drugs against diseases affecting large segments of worldwide populations. In our Social Responsibility programs, we are developing drugs against Neglected Tropical Diseases (NTDs) caused by viruses such as Dengue viruses and Rabies. The Company also has BioSecurity programs that include drug development against hemorrhagic fever viruses such as Ebola/Marburg, and a unique technology that we call “ADIF” to combat natural or bioterrorism attacks by novel viruses as happened with SARS and may happen with engineered viruses. The Company plans to perform its NTD and BioSecurity R&D and drug development in collaboration with institutes of renown and with public funding, in order to minimize the strain on our resources. The Company believes that this work provides direct benefits to our commercially important programs. A grant application for developing a broad-spectrum nanoviricide against hemorrhagic fever viruses such as Ebola/Marburg and Dengue is currently pending with the Department of Defense.

Index

Our development model is to employ collaborations with academic labs, government labs, as well as external service providers in order to minimize our capital requirements. We currently have collaborations with the Center for Disease Control and Prevention (CDC) and the National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam) for Rabies, with NIHE for H5N1 Avian Flu, the Walter Reed Army Institute of Research (WRAIR) for Dengue family viruses, the Eva Harris Lab at the University of California Berkeley for Dengue, United States Army Medical Institute of Infectious Diseases (USAMRIID) for Ebola/Marburg family of hemorrhagic viruses, and the Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS) for viral eye diseases such as epidemic kerato-conjunctivitis (EKC) and herpes keratitis.  In addition, our HIV and common influenza studies were subcontracted to KARD Scientific, Inc., USA. Some of the biological testing work for Herpes Virus infection of the eye was subcontracted to TheVac, LLC, laboratories at the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine. We have recently signed a Master Service Agreement to subcontract evaluation of nanoviricide drug candidates against various diseases including Influenzas and HIV with the Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F), a well known contract research organization that performs preclinical testing.  Initially, we plan to perform additional testing of influenza dug candidates including High-Path or Highly Pathogenic Avian Influenzas (i.e. HPAI) at SRI-F. In addition to H5N1, several H9N and H7N influenza virus subtypes are highly pathogenic and have caused or have the potential to cause severe influenza epidemics.  We also plan to perform additional testing of our HIV drug candidates at SRI-F.

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

The NanoViricides’ Concept and Antiviral Strategy

The Company owns an exclusive worldwide license in perpetuity to technology that enables the creation of nanoviricides. A “nanoviricide” is a flexible nano-scale material approximately a few billionths of a meter in size, comparable to the size of a virus particle, which is chemically programmed by a “ligand” to specifically target and attack a particular type of virus. A nanoviricide also is capable of simultaneously delivering a devastating payload of active pharmaceutical ingredients (API) into the virus particle, to destroy its genome (RNA/DNA).

A nanoviricide is designed to “look like” the portion of a cell membrane with the cell receptor to which a virus particle binds, in a sense. This biomimetic approach is expected to fool the virus into binding to the nanoviricide, and in an attempt to “enter” it, it is thought that the virus particle may get destroyed. This is because viruses have developed ways of uncoating themselves once they enter a cell, in order to expose the viral genomic material so that it can hijack the cellular machinery to make its own copies. We call this the “passive view” of how a nanoviricide may work.

Index

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

Antibodies also may be too specific to a particular virus strain, and thus viruses evade antibodies by changing their external surface. Vaccines create antibodies in the recipient, in order to protect the person. Vaccines are thus limited by the nature of antibodies, and tend to be very specific to particular strains or groups of strains of a virus. This is why a new seasonal vaccine must be formulated for influenza every year. This is also why a novel influenza strain such as bird flu (H5N1) or the 2009 ”Swine flu” virus cannot be defended against by existing vaccines.  In addition, novel vaccines against the novel strain cannot be  developed and manufactured in time, as was demonstrated during the 2009 “swine Flu” pandemic.

Despite all evolutionary/spontaneous changes such as mutations, re-assortments, recombinations, etc., a particular virus retains its ability to bind to the same cell receptor features on the cell surface at the same sites. In designing a nanoviricide, we pay particular attention to the design and selection of a ligand. We generally choose a ligand that mimics the cell surface features to which all virus strains of a particular virus are known to bind. We therefore believe that a resistant viral strain against a nanoviricide would be far less likely to occur than resistance development against any other antiviral agent strategy. If, however, such resistance does occur, a new nanoviricide can be developed by changing the ligand appropriately.

We designed the nanoviricides to act by a novel set of multiple, concerted, mechanisms. However, being so novel, our drugs are not directly comparable to existing anti-viral therapies. Thus, the safety and efficacy of the nanoviricides needs to be established by experimentation, and cannot be anticipated on the basis of any similar information regarding existing drugs.

Index

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

 “H1N1 Swine Flu”, Common Influenzas, High Path Avian Influenzas, Bird Flu, Epidemic and Pandemic Influenzas

Our FluCide program lead drug candidate has shown efficacies animals that far exceed that of known drugs such as oseltamivir (Tamiflu®, Roche) against common influenza in an animal model. Until last year, we had three different drug development programs for influenzas: FluCide for common influenzas, FluCide-HP for highly pathogenic influenzas, and AviFluCide specific to H5N1 bird flu. We have consolidated all three of our influenza drug programs into a single, broadly active, yet highly effective, pan-influenza FluCide program. The new FluCide is expected to be highly active against all influenzas, including highly pathogenic strains such as H5N1, the novel H1N1/2009 Mexico/California “Swine Flu” epidemic strain, H3N2, H7N, and H9N among others. We are currently developing a single drug for all influenzas, whether pandemic, epidemic, seasonal, novel, emerging, human, swine, or avian. We anticipate significant cost savings as well as simplification in regulatory and eventual marketing efforts by consolidating these drug programs.

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

Index

Viral Diseases of the Eye: Viral Conjunctivitis, Viral Keratitis – Eye Drops

We are developing a nanoviricide against adenoviral Epidemic Kerato-Conjunctivits (EKC). EKC is a severe disease of the eye which in some people causes long term or permanent blurred vision. In an animal study, our EKCCide lead candidate was shown to rapidly resolve the clinical signs of the disease, when treatment was started after infection had set in. The clinical success included demonstration that no SEI’s (immunoprecipitates) were formed in treated animals, as opposed to control group. SEI’s are known to be the cause of blurred vision. There are currently no approved drugs available against EKC, and it is an active field of drug development research. There are about 2.5 million cases of EKC annually in the USA alone.

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

The Company reported on February 27, 2009 that it entered into a Material Transfer Agreement with a major pharmaceutical company.  Pursuant to the terms of the agreement, the Company is not authorized to disclose the identity or the terms of the Agreement, except for securities reporting purposes.  The pharmaceutical company will evaluate one of the Company’s compounds as a drug candidate for certain viral infections of the external eye.  The Agreement also provides that following evaluation, should the pharmaceutical company so elect, the parties may enter into good faith negotiations for an exclusive, worldwide license for drug development and commercialization of the eye drug candidate.  The initial phase of evaluation was completed recently.

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

Index

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

Resistance to HAART eventually leads to AIDS. It is possible that HIVCide can be used in addition to HAART to obtain even stronger beneficial effects, resulting in a “functional cure” of HIV.  We believe that the term “Functional Cure” of HIV may be defined as: The HIV genome integrates into certain human cells that go into hiding or dormancy for several years. While dormant, the HIV genome does not produce HIV virus particles or HIV proteins to any significant extent and are thought to remain unaffected by current anti-HIV drugs. The current standard treatment results in very low levels of HIV viremia, but the immune cells (CD4+ T cells and CD8+T cells) count eventually begins decreasing at a slow rate. The HAART therapy must be continued for the life of the patient.  A more effective therapy could result in complete loss of HIV from the blood stream.  This may eliminate the slow loss of healthy immune cell populations, and allow immune system function to return to normal.  Patients may then enjoy a normal life without further daily treatment, until an episode occurs which mobilizes the “sleeping” cells containing the HIV genome in addition to eliminating HIV particles. Such a therapy would be called a “functional cure” against HIV. A total cure of HIV would require elimination of the dormant cell pool containing the HIV genome. Research in the field of reactivating the dormant pool of HIV infected cells is encouraging. If these cells can be reactivated, and simultaneously the HIV viremia controlled, researchers have proposed that this could lead to reduction in the dormant infected cell pool. If their hypotheses are correct, HIVCide could lead to an eventual cure, possibly in combination with other drugs.

Nanoviricides act by a different mechanism than other approved anti-HIV therapeutics. The Company believes, therefore, that by combining a nanoviricide with current therapy, a functional cure of HIV may be already achievable. However, there is no way to predict whether such a treatment would be successful at providing a functional cure of HIV at present.

Additional studies in cell cultures are planned to be conducted in the next six months. We have executed a Master Service Agreement (MSA) with Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F) to conduct these studies. SRI-F is a well established Contract Research Organization (CRO) that has developed, conducted, and published in scientific journals on standardized study protocols for various mechanisms of anti-HIV action, including microbicides, antibodies, and small chemical therapeutics. We are also planning additional animal studies of these drug candidates.  We are also planning additional animal model studies of the HIVCide lead drug candidate.

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

Index

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

In the absence of public funding, the Company’s ability to develop these drugs is very limited. This is a low-priority project for the Company.

Dengue

We are currently working on developing anti-Dengue therapeutics. Dengue is an important NTD.  According to the Centers for Disease Control and Prevention in Atlanta (CDC), dengue fever risk is about 1 illness per 1,000 US travelers, and it is the most common cause of fever in returned travelers from the Caribbean, Central America, and South Central Asia. The CDC has also noted "dengue is the most important mosquito-borne viral disease affecting humans.  Each year, tens of millions of cases of DF occur and, depending on the year, up to hundreds of thousands of cases of Dengue hemorrhagic fever (DHF)." Dengue fever is also called “break-bone fever”. The first or primary dengue infection has very low fatality rates associated with it. However, when a person is infected with a different type of dengue virus afterwards, the person is at risk of developing Dengue Hemorrhagic Fever (DHF), or Severe Dengue fever. The fatality rate associated with DHF/Severe Dengue may be as high as 10%. There is currently no vaccine or cure for dengue, which causes high fever, muscular pain, headaches, vomiting, and in some cases skin rash. WHO estimates that 2.5 billion people are at risk of dengue fever or of DHF out of a total world population of 6.6 billion. Dengue viruses are carried by Aedes aegypti mosquito, which is gaining ground northwards as the global climate warms up. There have been several cases of Dengue in the southern regions of the USA.

Dengue and dengue hemorrhagic fever/dengue shock syndrome are emerging as serious global health problems. Dengue is endemic in large parts of the world. It now threatens over 3 billion people world-wide or 40% of world population, and is considered a re-emerging threat in the United States. Dengue is officially considered a “neglected tropical disease” by the World Health Organization. About 50-100 million people are infected by dengue virus every year. In fact, just recently, the government of Cali, Columbia declared a dengue emergency because of the number of dengue infections and deaths. Globalization and warming climates along with changes in the ecology of the virus-carrying mosquito are accelerating the spread of the virus. Without proper treatment, DHF fatality rates can exceed 20%. (Source: WHO Dengue and dengue haemorrhagic fever Fact Sheet No. 117, March 2009; http://www.who.int/mediacentre/factsheets/fs117/en/)

Index

The Company signed a Research and Development agreement with Professor Eva Harris’ Lab at the University of California  Berkeley for nanoviricides against dengue viruses. Dr. Eva Harris is a Professor of Infectious Diseases at UC Berkeley. She is a leading researcher in the field of dengue. Her group has developed a unique animal model for dengue virus infection and disease  that effectively emulates the pathology seen in humans. In particular, the critical problem of dengue virus infection, called “Antibody-Dependent Enhancement” (ADE), is reproduced in this animal model. When a person who was previously infected with one serotype of dengue virus is later infected by a different serotype, the antibodies produced by the immune system can lead to increased severity of the second dengue infection, instead of controlling it. ADE thus can lead to severe dengue disease or dengue hemorrhagic fever (DHF).

The Company has developed a library of small chemical ligands that bind to dengue virus envelope proteins using in silico studies. Using these ligands, a number of candidate nanoviricides that are capable of attacking the dengue virus have been developed. The Company believes that these nanoviricide drug candidates mimic the natural, common attachment function by which the four different dengue virus serotypes bind to the body’s host cells. If this proves to be correct, the Company believes that a nanoviricide drug under development can be expected to be a broad-spectrum anti-dengue antiviral treatment capable of attacking all four dengue virus serotypes and their variant strains.

Currently there are no approved vaccines for the prevention of dengue, nor drugs for treatment of dengue virus infection. The worldwide market size for an effective anti-dengue treatment may be as large as that for Hepatitis C virus treatment, or in the billions of dollars, based on current population exposure data.

Rabies

Our RabiCide program has resulted in candidates that have enabled survival of 20% to 30% of infected animals after disease has set in, using a particular animal model. Further testing is in progress in a different experimental model. We believe that if this testing succeeds, it may be the first ever therapeutic against rabies. Currently, rabies is a uniformly lethal disease with only prophylactic medications available, which are comprised of human antibodies, monoclonal antibody mixtures, and rabies vaccine virus strains. The potential market size for a rabies drug worldwide has been estimated at $300M to $500M. In absence of public funding, the Company’s ability to develop these drugs is very limited.

Advanced Technologies: ADIF Technologies

We believe that our technologies and capabilities at attacking different viruses are fairly well demonstrated. In addition, we have developed “Accurate-Drug-In-Field” or ADIF technologies that may show efficacy in treating epidemics like H5N1, SARS or Ebola by developing a targeted therapeutic in the field to prevent the spread of the disease.

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

Index

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

Further we have also begun biological testing in the Dengue antivirals program. The Company has developed a library of small chemical ligands that bind to dengue virus envelope proteins using in silico studies. Using these ligands, a number of candidate nanoviricides that are capable of attacking the dengue virus have been developed. The Company believes that these nanoviricide drug candidates mimic the natural, common attachment function by which the four different dengue virus serotypes bind to the body’s host cells. If this proves to be correct, the Company believes that a nanoviricide drug under development can be expected to be a broad-spectrum anti-dengue antiviral treatment capable of attacking all four dengue virus serotypes and their variant strains.

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

Index

Liquidity and Capital Resources

Requirement for Additional Capital

We currently have sufficient cash reserves to achieve all of our budgeted plans through December 31, 2010, and we will need to obtain additional financing to finance studies necessary for an investigational new drug (“IND”) filing with the FDA.

As of December 31, 2009 we had a cash and cash equivalent balance of $4,032,863 which can support operations through December 31, 2010, at our current projected rate of spending.

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

We anticipate that we will incur the following expenses over the next twelve months:

1           Research and Development subcontractor costs of $1,500,000: Including planned costs of $1,200,000 for in-vivo and in-vitro studies for pan-influenza FluCide,  NanoViricide eye drops against EKC and other Ocular viral deceases, HIVCide, and NanoViricides against genital and ocular Herpes, planned for the next twelve months ending December 31, 2010. The Company has allocated the planned costs of $1,200,000 evenly over the four drug candidates.

2           Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3           Capital costs of $250,000: This is the estimated cost for equipment and laboratory improvements expected during the next twelve months ending December 31, 2010.

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

The Company does not have any arrangements in place, at this time, for equity or other financing for these further needs of $3-5 million beyond minimum operations.  However, the Company is in discussions with certain investors who would provide such capital.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evluation of disclosure controls and procedures.

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

Index

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2009, members of the Company’s Scientific Advisory Board (SAB) were granted warrants to purchase 50,000 shares of common stock at $1.10 per share. These warrants, if not exercised, will expire in August, 20133.

On September 30, 2009, the Company accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Company’s common stock and warrants to purchase common stock and the exercise by the Company’s warrantholders of their outstanding warrants.  The offerings were commenced in June 2009, when the Company’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Company’s Board of Directors from the original termination date of August 14, 2009.  In the Company’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrantholders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.

On October 26, 2009, the Company granted warrants to purchase 5,250 shares of common stock at $1.00 per share for services rendered.  The Company recorded an expense of $3,750.

In November 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.06 per share. These warrants, if not exercised, will expire in November, 2013.

On November 11, 2009, 10,000 warrants issued to a member of the Scientific Advisory Board (SAB) were converted into common stock, resulting in the issuance of 10,000 common shares.  The Company received $1,440 upon this conversion.

On November 25, 2009, the Company authorized the issuance of 32,500 shares of common stock with a restrictive legend in payment of a current account payable for laboratory equipment in the amount of $25,200.

For the six months ended December 31, 2009, the Company's Board of Directors authorized the issuance of additional 93,530 shares of its common stock with a restrictive legend, for consulting and legal services. The Company recorded an expense of$64,463.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On February 15, 2010, the Company’s Board of Directors approved the Company’s Amended By-Laws to be effective as of February 15, 2010.

Index

On February 8, 2010, the Company announced that it signed a research and development agreement with Dr. Eva Harris’s laboratory at the University of California, Berkeley (UC Berkeley ).   Pursuant to the terms of this agreement, Dr. Harris and UC Berkley will evaluate the effectiveness of nanoviricides drug candidates against various dengue viruses. Cell cultures models as well as in vivo animal studies will be employed for testing the drug candidates.  Dr. Eva Harris is a Professor of Infectious Diseases at UC Berkeley and a leading researcher in the field of dengue.

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for  the development of drug candidates for the treatment of  Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share.  In addition, the Company agreed: (i) to the extent not paid under the existing license agreement, TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee which shall be due and payable in periodic installments as billed; (ii) to the extent not paid under the existing license agreement, TheraCour can charge a development fee of  $25,000 per month for usage of lab supplies and chemicals from TheraCour’s existing stock ; (iii) the Company will pay TheraCour the amount of $2,000 or actual costs, whichever is greater, for other general and administrative expenses incurred by TheraCour on its behalf; (iv) the Company make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour; (5) TheraCour shall retain the exclusive right to develop and manufacture the licensed drugs; and (vi) TheraCour may request the Company to pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. The Company does not anticipate any material increase in direct payments for development fees or for general and administrative expenses, to TheraCour, as a result of this Additional License Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit index

Exhibit

3.1	Amended By-Laws

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock

10.1	Additional License Agreement between NanoViricides, Inc. and TheraCour Pharma, Inc.

31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification of Chief Executive Officer and Interim Chief Financial Officer  required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.  During the fiscal quarter ended December 31, 2009, the Company filed the following Current Reports on Form 8-K:

Index

On October 5, 2009, the Company filed a Current Report disclosing that it had accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Company’s common stock and warrants to purchase common stock and the exercise by the Company’s warrant holders of their outstanding warrants.  In the Company’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.

Additionally, the Company amended its disclosures previously reported in its Current Report on Form 8-K filed on July 10, 2009, to reflect that the Company accepted subscriptions from its warrant holders for an aggregate of $1,025,350 (revised downward from $1,050,350) for 2,050,700 shares of common stock and warrants to purchase 2,050,700 shares of common stock (revised downward from 2,100,700 shares and warrants).  The Company also reported that in a separate offering which also closed on July 7, 2009, the Company accepted subscriptions of $75,000 for 150,000 shares of common stock and warrants to purchase an additional 75,000 shares.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2010

NANOVIRICIDES, INC.
/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Financial Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors