Form 10-K/A
period 2009-06-30
NANOVIRICIDES, INC.
filed 2010-03-22
CIK 1379006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

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

As a result of the above sale of the Company’s stock and warrant conversions, the Company has reserves in excess of $3,000,000. This will permit us to continue our operations and research and development for the next twelve months, but not to fully execute the first phase of the Company’s business plan. In the event that we cannot obtain acceptable financing, or that we are unable to secure additional financing on acceptable terms, we would be unable to complete development of our various drug candidates. This would necessitate implementing staff reductions and operational adjustments that would include reductions in the following business areas:

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

As of June 30, 2009 we have a cash and cash equivalent balance of $1,689,422. On September 21, 2009, the Company had received and accepted subscriptions in the aggregate amount of $1,337,500 through the offering of shares of the Company's common stock and an additional $1,879,900 through the exercise of existing warrants to purchase stock.  The Company estimates that it can support current operations through the next twelve months.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009.  Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)
Eugene Seymour,	2009	$250,000	$—	—	—	$—	$250,000
CEO, Director	2008	$237,500	$—	2,035	125,000	$—	$239,535
	2007	$200,000	$—	6,208	125,000	$—	$206,208

Anil Diwan,	2009	$252,000	$—	-	-	$—	$252,000
President, Director	2008	$243,107	$—	5,009	333,334	$1,500	$249,616
	2007	$200,000	$—	17,197	333,333	$—	$217,197

Leo Ehrlich,	2009	$—	$—	—	—	$—	$—
Former CFO*	2008	$91,666	$—	—	—	$—	$91,666
	2007	$150,000	$—	3,657	125,000	$—	$153,657

* Deferred compensation paid in 2008, accrued in 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour CEO and Director	500,000	—	$0.10	September 26, 2015	—	—	—

Anil Diwan President and Director	1,000,000	—	$0.10	September 26, 2015	—	—	—

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