Form 10-K/A
period 2009-06-30
NANOVIRICIDES, INC.
filed 2010-04-16
CIK 1379006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No.2)
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

The commercially vital diseases tend to have large market sizes, and we therefore expect to be able to develop collaborations with pharmaceutical companies to pursue these programs. We have signed a Material Transfer Agreement with a pharmaceutical company to evaluate the nanoviricide eye drops. The evaluation is currently in progress. There is no guarantee that the evaluation of the nanoviricide eye drops will lead to a licensing agreement. However, should a licensing agreement take place, we anticipate an initial payment, followed by milestone payments during drug development, and royalties upon commercialization of the drug.

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

The Company reported on February 27, 2009 that it entered into a Material Transfer Agreement with a pharmaceutical company.  Pursuant to the terms of the agreement, the Company is not authorized to disclose the identity or the terms of the Agreement, except for securities reporting purposes.  The pharmaceutical company will evaluate one of the Company’s compounds as a drug candidate for certain viral infections of the external eye.  The Agreement also provides that following evaluation, should the pharmaceutical company so elect, the parties may enter into good faith negotiations for an exclusive, worldwide license for drug development and commercialization of the eye drug candidate.

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

We believe that the Company has a strong, wide and deep pipeline of drugs. However, with relatively meager financial resources, the Company continues to juggle prioritization of the various programs, and program achievements. We are also working on bolstering our infrastructure with the objective of enabling us to file pre-IND applications for some of our drug candidates with the FDA. The Company has received significant interest from pharmaceutical companies in its Viral Eye Diseases drug candidate, and HIVCide and FluCide programs to date, and we expect interest to increase in other programs as well. There is no guarantee that this interest would result in any financially lucrative co-development agreements.

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

The Company is in contact with several pharmaceutical companies for development collaboration for viral EKC drugs.

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

Background: Collaborations and Subcontract Arrangements

All of our agreements provide for the evaluation of Nanoviricides® substances created and provided by the Company to the Laboratory. In general, the Laboratory is compensated for certain material and personnel costs for these evaluations. The evaluations involve in vitro and in vivo scientific studies at the Laboratory using their established protocols. In some cases, the Company provides scientific input regarding certain modifications to their protocols as may be needed. The Laboratory returns the results and data to the Company. The Laboratory is allowed to publish the results after allowing time for the Company to protect intellectual property (IP) as needed. The Company sends nanoviricides as well as positive control (i.e. known therapeutics) and negative control (i.e. known not to work) compounds as needed in a fully formulated, ready to use form, to the Laboratory. All IP related to the nanoviricide materials, their formulations and reformulations, and their usage, rests with the Company. Any IP developed by the Laboratory regarding their own know-how, such as laboratory tests, their modifications, etc. rests with the Laboratory. Joint inventions are treated as per applicable US Laws.

The Company tries to choose the scientific laboratories with the most appropriate facilities and know-how relating to a particular field for the evaluation of an antiviral agent developed by the Company. The Company also tries to work with more than one laboratory for a given group of viruses whenever possible. We seek to improve confidence by obtaining independent datasets for corroboration of the efficacy and safety of the nanoviricides we develop. In addition, the Company is not dependent on a particular Laboratory for the development of any specific drug candidate in our product pipeline.

To date, the Company has engaged in non-GLP Efficacy and Safety evaluations in both in vitro (cell culture models) and in vivo (animal models) of our different Nanoviricides® at different laboratories.

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

Cooperative Research and Development Agreement NanoViricides, Inc. and Armed Forces Institute of Pathology (“Laboratory”) and American Registry of Pathology (“ARP”).

The term of this agreement is two years from the effective date.  The Company shall supply novel anti-viral agents as formulation suitable for animal injectables, for testing as candidate antivirals against certain viruses, and provide sufficient information for safe and effective handling and disposal of the provided materials.  The Laboratory shall test the candidate antiviral agents in animal studies and in-vitro studies against certain viruses, and provide written reports of the data generated to the Company. The Company shall pay an amount equal to $122,844 for the direct costs associated with therewith; provided if costs exceed that amount, the Company shall reimburse the laboratory for reimbursable costs not to exceed $250,000 without the prior approval of the Company.

The Laboratory was to evaluate the materials to be supplied by the Company against H5N1 “Bird Flu”, Common Influenza viruses, and a separate set of materials against HIV. Since execution of the agreement, the Laboratory has informed us that they are unable to engage into any studies on any forms of influenza due to programmatic changes in their prerogatives.  No work was conducted as of date. No monies were paid by the Company. The agreement has lapsed.

Cooperative Research and Development Agreement between NanoViricides, Inc. and Walter Reed Army Institute of Research (“Laboratory”).

The term of this agreement is two years from the effective date.  The Company shall fragment, test, isolate, modify, and attach the anti-Dengue antibodies of interest to WRAIR to the base nanomicelle to generate novel substances called anti-Dengue nanoviricides. The Laboratory shall provide the monoclonal antibodies to Company and test the resulting antiviral compounds for inhibition of the virus by the Nanoviricide®, both in vitro, and in vivo. The Laboratory is to provide results from any in vitro and in vivo studies to the Company (which data may be used to design potentially more effective antivirals).

Each Party is responsible for funding its own respective researchers and expenses related to their respective researchers, including laboratory facilities, salaries, overhead and indirect costs.  The Company shall pay up to $10,000 for the costs of supplies such as antibodies for this project that need to be obtained from outside sources.

The Company has since purchased the antibodies that were of interest to WRAIR from sources selected by WRAIR. The Company has proceeded to develop chemistries and technologies and novel materials based on these antibodies and their attachment to nanoviricide base polymeric micelle.

Cooperative Research and Development Agreement for Material Transfer, dated October 15, 2007, between NanoViricides, Inc. and United States Army Medical Research Institute of Infectious Disease (“Laboratory”).

The term of the agreement was for one year initially and extended for an additional year. It has been extended again, based on positive results.  The Company shall invent, develop, and provide to the laboratory, Nanoviricides® that are expected to be capable of attacking a multiplicity of different Ebola and Marburg viruses.  The Laboratory shall assess in vitro and in vivo activity of the anti-Ebola Nanoviricides® provided against the virus.

There is no payment by the Company to the Laboratory, nor from the Laboratory to the Company. USAMRIID has federal funding to support their part of the work.

Clinical Study Agreement, dated May 6, 2009, between NanoViricides, Inc. and Thevac, LLC. (“Laboratory”).

From May 1, 2009 through October 31, 2009, the Laboratory performed pre-clinical studies on various antiviral activities of up to eleven different formulations and assessed the potential of six nanoviricides manufactured by the Company.  The Company paid the Laboratory the amount of  $55,000 for the studies.

Master Services Agreement, dated August 31, 2009, by and between Southern Research Institute (“Southern”) and NanoViricides, Inc.

The term of this agreement is three years from its execution.  The Company agrees to supply necessary quantities of its products in order for Southern to complete specific studies as to the efficacy and safety of the Company’s compounds. The Company shall pay charges associated with each task order and provide payment in the amount and as indicated therein.  It is anticipated the Company will pay approximately $9,530 for such services. SRI is a general contract research organization (CRO). As per the first Task Order, SRI is evaluating the in vitro activity of a set of Nanoviricides® against HIV. These nanoviricides were created, produced, formulated and sent to SRI in a ready to use form by the Company. Under this agreement, SRI will estimate the work load and invoices for additional task orders, subject to the Company’s agreement on costs.

Technical Testing Agreement, dated December 15, 2007, between The Feinstein Institute for Medical Research (“Feinstein”) and NanoViricides, Inc..

The term of this agreement runs from December 17, 2007 through December 31, 2010.  Feinstein performed animal studies testing services on epidemic kerato-conjunctivitis and related viral diseases of the cornea and conjunctiva.  All test results and inventions resulting from the tests remained property of the Company.  Inventions resulting from the testing services would be determined by an independent patent counsel with the Company retaining a commercial license on such inventions.  The Company paid Feinstein an amount equal to $40,090.19 for the costs associated with the research.

Materials Cooperative Research and Development Agreement between NanoViricides, Inc. and Centers for Disease Control and Prevention.

The CRADA provided that the CDC would test the efficacy of the Company’s drug candidates against rabies.  The nanoviricides provided by the Company remained its proprietary information. The CDC retains rights to certain inventions that may be conceived during testing.  The Company paid the CDC an amount equal to approximately $10,000 for the costs associated with the research.

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

Further, the Company has had preliminary negotiations and discussions with other pharma and non-pharma commercial enterprises regarding commercial projects based on the Company’s technologies.   The Company has signed or has in legal review Non-Disclosure Agreements with certain pharmaceutical companies.  However, there is no assurance that the Company may enter into such agreements with these or other pharmaceutical companies, nor is there any assurance that any of these agreements and subsequent research, testing, and evaluation, may result in any collaborations or partnerships with these or other pharmaceutical companies.

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

Plan of Operations

The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour Pharma, Inc. (“TheraCour”), the exclusive source for these nanomaterials. With sourcing of materials from TheraCour, the Company prefers to manufacture these drugs in our own facility. However, the Company may manufacture these drugs under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue. The Company has received significant interest from certain pharmaceutical companies for potential licensing or co-development of some of our drug candidates. However, none of these distributor or co-development agreements is in place at the current time.

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

We have an R&D and other costs budget of $2,500,000 for  the next 12 months. In the last three years we have established lead compounds against a number of viral diseases and completed proof of principle studies against a number of viral diseases. We now have lead drug compounds against all Influenzas,,HIV, Viral diseases of the Eye, and Oral and Genital Herpes. We are currently working on identifying and establishing collaborations with pharmaceutical companies as well as government institutions for the purpose of co-development of these products. Notwithstanding these efforts, we will continue the development of these drugs, as well as our other drug development endeavors that include Rabies, Dengue viruses, and Ebola/Marburg viruses.

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

The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour Pharma, Inc., the exclusive source for these nanomaterials. The Company may manufacture these drugs itself, or under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue. The Company has received significant interest from certain pharmaceutical companies for potential licensing or co-development of some of our drug candidates. However, none of these distributor or co-development agreements is in place at the current time.

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

We have finalized an agreement with a Medical Institute to perform animal studies of our eye drop formulation of nanoviricides against viral EKC (viral Epidemic Kerato-conjunctivitis) in March, 2008. The first EKC-Cide™-I animal study was completed in June, 2008. Biochemical testing of the samples is continuing. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment. We have received significant interest from certain Pharmaceutical companies in this drug candidate.

We have signed a Material Transfer Agreement (MTA) for our broad-spectrum nanoviricide against viral infections of the external eye with a pharmaceutical company in February, 2009. This agreement calls for testing of nanoviricide drug candidates by the pharmaceutical company (“Party”). The terms of the Agreement do not allow the disclosure of the identity of the Party or the exact terms of the Agreement. The proposed testing is currently in progress. There is no guarantee that a  licensing or co -development agreement will occur in the future or that it will occur at all.

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

Requirement for Additional Capital

As of June 30, 2009 we have a cash and cash equivalent balance of $1,689,422 which combined with the $3,217,400 obtained through the sale of the Company’s common stock, after the close of the Company’s year end, will be sufficient to fund our currently budgeted operations for the next twelve months at the Company’s current rate of expense.

We estimate that we will need approximately an additional $10M to $15M over the next 18 months for further development of our pipeline. These additional funds, if raised, will enable us to perform Toxicology Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing our first Investigational New Drug Application (“IND”) with the US FDA on one of our drug candidates. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to fie our first IND.

Further, we anticipate incurring additional costs of approximately $10 to 15 million dollars in the upcoming twenty-four months to construct or obtain facilities to support an initial new drug application filing with the FDA in accordance with our business plans.

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
Timing of commencement of expected material net cash inflows
The development was consolidated into the broader program for development of a single nanoviricide against substantially all viral diseases of the eye.   The Company has entered a Material Testing Agreement (MTA) with a pharmaceutical company for this drug.  The net effect of such an agreement is expected to be a net cost to our development program. There is no guarantee that a licensing agreement will result from this agreement.

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

Dated: April 16, 2010

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

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CRADA)

Cooperative Research and Development Agreement NanoViricides, Inc. and Armed Forces Institute of Pathology (“Laboratory”) and American Registry of Pathology (“ARP”).

The term of this agreement is two years from the effective date.  The Company shall supply novel anti-viral agents as formulation suitable for animal injectables, for testing as candidate antivirals against certain viruses, and provide sufficient information for safe and effective handling and disposal of the provided materials.  The Laboratory shall test the candidate antiviral agents in animal studies and in-vitro studies against certain viruses, and provide written reports of the data generated to the Company. The Company shall pay an amount equal to $122,844 for the direct costs associated with therewith; provided if costs exceed that amount, the Company shall reimburse the laboratory for reimbursable costs not to exceed $250,000 without the prior approval of the Company.

The Laboratory was to evaluate the materials to be supplied by the Company against H5N1 “Bird Flu”, Common Influenza viruses, and a separate set of materials against HIV. Since execution of the agreement, the Laboratory has informed us that they are unable to engage into any studies on any forms of influenza due to programmatic changes in their prerogatives.  No work was conducted as of date. No monies were paid by the Company. The agreement has lapsed.

Cooperative Research and Development Agreement between NanoViricides, Inc. and Walter Reed Army Institute of Research (“Laboratory”).

The term of this agreement is two years from the effective date.  The Company shall fragment, test, isolate, modify, and attach the anti-Dengue antibodies of interest to WRAIR to the base nanomicelle to generate novel substances called anti-Dengue nanoviricides. The Laboratory shall provide the monoclonal antibodies to Company and test the resulting antiviral compounds for inhibition of the virus by the Nanoviricide®, both in vitro, and in vivo. The Laboratory is to provide results from any in vitro and in vivo studies to the Company (which data may be used to design potentially more effective antivirals).

Each Party is responsible for funding its own respective researchers and expenses related to their respective researchers, including laboratory facilities, salaries, overhead and indirect costs.  The Company shall pay up to $10,000 for the costs of supplies such as antibodies for this project that need to be obtained from outside sources.

The Company has since purchased the antibodies that were of interest to WRAIR from sources selected by WRAIR. The Company has proceeded to develop chemistries and technologies and novel materials based on these antibodies and their attachment to nanoviricide base polymeric micelle.

Cooperative Research and Development Agreement for Material Transfer, dated October 15, 2007, between NanoViricides, Inc. and United States Army Medical Research Institute of Infectious Disease (“Laboratory”).

The term of the agreement was for one year initially and extended for an additional year. It has been extended again, based on positive results.  The Company shall invent, develop, and provide to the laboratory, Nanoviricides® that are expected to be capable of attacking a multiplicity of different Ebola and Marburg viruses.  The Laboratory shall assess in vitro and in vivo activity of the anti-Ebola Nanoviricides® provided against the virus.

There is no payment by the Company to the Laboratory, nor from the Laboratory to the Company. USAMRIID has federal funding to support their part of the work.

Clinical Study Agreement, dated May 6, 2009, between NanoViricides, Inc. and Thevac, LLC. (“Laboratory”).

From May 1, 2009 through October 31, 2009, the Laboratory performed pre-clinical studies on various antiviral activities of up to eleven different formulations and assessed the potential of six nanoviricides manufactured by the Company.  The Company paid the Laboratory the amount of  $55,000 for the studies.

Master Services Agreement, dated August 31, 2009, by and between Southern Research Institute (“Southern”) and NanoViricides, Inc.

The term of this agreement is three years from its execution.  The Company agrees to supply necessary quantities of its products in order for Southern to complete specific studies as to the efficacy and safety of the Company’s compounds. The Company shall pay charges associated with each task order and provide payment in the amount and as indicated therein.  It is anticipated the Company will pay approximately $9,530 for such services. SRI is a general contract research organization (CRO). As per the first Task Order, SRI is evaluating the in vitro activity of a set of Nanoviricides® against HIV. These nanoviricides were created, produced, formulated and sent to SRI in a ready to use form by the Company. Under this agreement, SRI will estimate the work load and invoices for additional task orders, subject to the Company’s agreement on costs.

Technical Testing Agreement, dated December 15, 2007, between The Feinstein Institute for Medical Research (“Feinstein”) and NanoViricides, Inc..

The term of this agreement runs from December 17, 2007 through December 31, 2010.  Feinstein performed animal studies testing services on epidemic kerato-conjunctivitis and related viral diseases of the cornea and conjunctiva.  All test results and inventions resulting from the tests remained property of the Company.  Inventions resulting from the testing services would be determined by an independent patent counsel with the Company retaining a commercial license on such inventions.  The Company paid Feinstein an amount equal to $40,090.19 for the costs associated with the research.

Materials Cooperative Research and Development Agreement between NanoViricides, Inc. and Centers for Disease Control and Prevention.

The CRADA provided that the CDC would test the efficacy of the Company’s drug candidates against rabies.  The nanoviricides provided by the Company remained its proprietary information. The CDC retains rights to certain inventions that may be conceived during testing.  The Company paid the CDC an amount equal to approximately $10,000 for the costs associated with the research.

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