Form 10-Q
period 2010-03-31
NANOVIRICIDES, INC.
filed 2010-05-20
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated or a smaller reporting company filer. See the definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 20, 2010 was 132,214,094 shares.

NanoViricides, INC.
FORM 10-Q
INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets at March 31, 2010 (Unaudited) and June 30, 2009		3

Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2009 and for the Period from May 12, 2005 (Inception) through March 31, 2010 (Unaudited).		4

Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009, and for the Period May 12, 2005 (Inception) through March 31, 2010 (Unaudited).		5

Notes to the Financial Statements (Unaudited)		7

Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	(Removed and Reserved)

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES		33

CERTIFICATIONS

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,947,954	$1,689,442
Prepaid expenses	305,388	321,545
Other current assets	64,648	109,312

Total current assets	3,317,990	2,120,299

Property and equipment, net	871,984	688,618

OTHER ASSETS
Trademarks and patents, net	320,720	192,344

Total Other Assets	320,720	192,344

TOTAL ASSETS	$4,510,694	$3,001,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$222,163	$147,067
Accounts payable – related parties	708,526	300,969
Accrued expenses	28,035	67,683

TOTAL CURRENT LIABILITIES	958,724	515,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 20,000,000 shares authorized
Series A Convertible Preferred stock, $0.001 par value; 10,000,000 shares designated; 7,594,000 shares issued and outstanding	7,594	-
Series B Convertible Preferred stock, $0.001 par value; 10,000,000 shares designated; none issued or outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 132,214,094, and 125,299,457 issued and outstanding respectively	132,214	125,299
Additional paid-in capital	19,488,871	14,455,778
Stock subscription receivable	-	(100,000)
Deficit accumulated during the development stage	(16,076,709)	(11,995,535)

TOTAL STOCKHOLDERS’ EQUITY	3,551,970	2,485,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,510,694	$3,001,261

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		For the Period from May 12 2005 (Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Operating expenses:
Research and development	$1,582,705	$498,801	$2,676,430	$1,331,661	$9,398,382
Refund for credit research and development costs	42,378	-	42,378	-	(215,940)
General and administrative	800,056	293,225	1,364,958	861,701	6,257,856
	2,425,139	792,026	4,083,766	2,193,362	15,440,298
Loss from operations	(2,425,139)	(792,026)	(4,083,766)	(2,193,362)	(15,440,298)

Other income (expense):
Interest income	601	4,303	2,592	30,384	150,597
Non cash interest on convertible debentures	-	-	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Total other income (expense)	601	4,303	2,592	30,384	(636,412)

Net loss	$(2,424,538)	$(787,723)	$(4,081,174)	$(2,162,978)	$(16,076,709)

Net loss per common share: basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding: basic and diluted	132,036,147	122,793,839	129,754,900	122,073,961

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended		For the Period From May 12, 2005 (Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,081,174)	(2,162,978)	$(16,076,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares and warrants issued for services	428,582	129,800	1,239,139
Preferred shares issued for license	7,000	-	7,000
Preferred shares issued as compensation	1,220,330	-	1,220,330
Warrants granted to scientific advisory board	121,200	107,000	566,041
Options issued to officers as compensation	-	-	121,424
Depreciation and amortization	43,266	8,073	64,603
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debentures	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	16,157	(84,968)	(305,388)
Deferred expenses	-	-	(2,175)
Other current assets	44,664	99,690	(64,648)
Accounts payable – trade	100,296	(12,365)	534,862
Accounts payable – related parties	407,557	(204,419)	708,526
Accrued expenses	(39,648)	(132,073)	28,035
Net cash used in operating activities	(1,731,770)	(2,252,240)	(11,120,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(188,349)	(537,417)	(891,483)
Purchase of trademarks and Patents	(134,959)	(176,226)	(334,124)
Net cash used in investing activities	(323,308)	(713,643)	(1,225,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	-	1,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of offering cost	1,432,250	3,377,553	11,296,726
Proceeds from exercise of stock warrants attached to convertible debentures	1,881,340	-	2,907,610
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	3,313,590	3,377,553	15,294,336

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,258,512	411,670	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689,442	816,386	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,947,954	$1,228,056	$2,947,954

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(UNAUDITED)

During the periods indicated below, the Company had the following non-cash investing and financing activity:

	Nine Months Ended		For the Cumulative Period From May 12, 2005 (Inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

Common stock issued for services	$321,582	$129,800	$1,132,139

Preferred stock issued as compensation	1,220,330	-	1,220,330

Stock options issued to the officers as compensation	-	-	121,424

Stock warrants granted to scientific advisory board	121,200	107,000	566,041

Stock Warrants granted to Brokers	3,563	9,849	13,412

Common stock issued for interest on debentures	-	-	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	-	1,000,000

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Warrants issued in connection with private placement	5,097,300	827,485	7,681,578

Common Stock issued upon conversion of accounts payable	25,200	150,000	206,900

Common stock issued for purchase of equipment	-	-	-

Preferred stock issued in payment of license fee	7,000	-	7,000

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) TO MARCH 31, 2010
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

Note 1.  Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000, as Edot-com.com, Inc., and was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation.  On May 12, 2005, the Corporations were merged and Edot-com.com, Inc., a Nevada corporation, became the surviving entity.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, ECMM changed its name to NanoViricides, Inc. and its stock symbol to “NNVC,” respectively.  NanoViricides, Inc. is considered a development stage company at this time.

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

The Company focuses its research and clinical programs on specific anti-viral therapeutics and is seeking to add to its existing portfolio of products through its internal discovery and clinical development programs and through an in-licensing strategy.  To date, the Company has not commercialized any product.

Index

Note 2.  Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included.  Operating results for the nine month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the fiscal year ended June 30, 2009.

Note 3.  Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from June 30, 2009), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

In June 2009, the FASB issued new accounting guidance related to accounting standards codification and the hierarchy of GAAP the “FASB Accounting Standards Codification” (“Codification”), to become the single official source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  This guidance reorganizes the previously issued U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  The guidance is effective for the Company as of the interim period ended September 30, 2009.  As the Codification was not intended to change or alter existing U.S. GAAP, it did not have an impact on the Company’s consolidated financial statements.  The only impact will be that references to authoritative accounting literature will be in accordance with the new numbering system prescribed by the Codification.

Index

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.”  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.  Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820.  The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees.  The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B.  The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient.  The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Index

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity

2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

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

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. The standard amends the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The standard also significantly expands the disclosures related to a vendor’s multiple-deliverable arrangement. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.

Index

In April 2010, the FASB issued new accounting guidance to provide clarification on the classification of a share-based payment award as either equity or a liability. Under ASC 718, Compensation-Stock Compensation, a share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.

In May 2010, the FASB issued new guidance on the use of the milestone method of recognizing revenue for research and development arrangements under which consideration to be received by the vendor is contingent upon the achievement of certain milestones. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Additional disclosures describing the consideration arrangement and the entity’s accounting policy for recognition of such milestone payments are also required. The new guidance is effective for fiscal years, and interim periods within such fiscal years, beginning on or after June 15, 2010, with early adoption permitted. The guidance may be applied prospectively to milestones achieved during the period of adoption or retrospectively for all prior periods. The Company is evaluating the impact of this standard on our consolidated financial statements.

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

Note 4.  Financial Condition

While the Company continues to accrue significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities.  As of May 12, 2010, upon realizing net proceeds of approximately $4,510,000 out of gross proceeds from sale of certain securities of $5,000,000, (see “Subsequent Events”) the Company has sufficient capital to continue its business at least until December 31, 2011, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Index

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization.  The Company has incurred significant operating losses since its inception, resulting in a deficit accumulated during the development stage of $16,076,709 at March 31, 2010.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2009 and 2008 and a cash and cash equivalent balance of $2,947,954 at March 31, 2010, substantial additional financing will be required in future periods.  The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months.  The Company believes it can adjust its priorities of drug development and it’s Plan of Operations as necessary, if it is unable to raise such funds.

The Company continues to successfully raise additional capital.  On September 30, 2009, the Company accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Company’s common stock and warrants to purchase common stock and the exercise by the Company’s warrant holders of their outstanding warrants.  The offerings were commenced in June 2009, when the Company’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Company’s Board of Directors from the original termination date of August 14, 2009.  In the Company’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at the price of $1.00 per share and expire in three years.

On April 29, 2010, the Company’s Form S-3 Registration Statement, filed March 4, 2010, as amended March 15, 2010, was declared effective by the SEC, authorizing the Company to issue an aggregate of 40,000,000 of registered common stock, preferred stock, warrants, and debt securities. (See Note 9, Subsequent Events)

On May 11, 2010, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale (the “Offering”) of 500,000 shares (the “Shares”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”) for an aggregate investment of $5,000,000. (See Note 9, Subsequent Events)

As a result of the successful sale of the Company’s Series B Convertible Preferred Stock to Seaside, LP the management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through December 31, 2011.

The Company is in discussions with certain potential investors to provide the additional capital set forth above.  .  No assurances can be given that financing will be available or be sufficient to meet our capital needs.  If we are unable to obtain financing to meet our working capital requirements, then we may be required to modify our operations, including curtailing our business significantly or ceasing operations altogether.

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

Index

In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) we will pay $2,000 or actual costs, whichever is higher, for other general and administrative expenses incurred by TheraCour on our behalf; (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc.; (5) TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others; and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses.

TheraCour may terminate the license upon a material breach by us as specified in the agreement.  However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the nine months ended March 31, 2010 and 2009 were $899,484 and $666,134 respectively, and $3,464,531 since inception.  As of March 31, 2010, pursuant to its license agreement, the Company has paid a security advance of $263,656 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses.

No royalties are due TheraCour from the Company’s inception through March 31, 2010.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space in Woodbridge, Connecticut.  Performance of the Company’s obligations was guaranteed by TheraCour Pharma, Inc., a principal shareholder of the Company and provider of the materials the Company uses in its operations.  This lease expired on January 30, 2009, and we have relocated our operations to an expanded facility at 135 Wood Street, West Haven, Connecticut.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 27% of the Common Stock of the Company.

TheraCour Pharma, Inc. owns 31,460,000 shares of the Company’s outstanding Common Stock and 7,000,000 shares of the Company’s Series A Convertible Preferred Stock as of March 31, 2010.  The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies.  In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the TheraCour® technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities.  On December 3, 2009 TheraCour concluded its sales of the Company’s stock pursuant to a Rule 10b5-1 trading plan selling, over a one year period, 1.8 million shares of the Company’s common stock.  The plan went into effect on February 17, 2009.  The proceeds are expected to be used to pay for necessary improvements in laboratory facilities, the purchase of analytical equipment, and the costs of intellectual property (patent) protection.

The FASB has issued guidance related to Consolidation of Variable Interest Entities.  The guidance clarifies the application to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  It separates entities into two groups: (1) those for which voting interests are used to determine consolidation, and (2) those for which variable interests are used to determine consolidation.  The guidance clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a variable interest entity in its consolidated financial statements.

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

Index

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected.  Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific.  Since inception, lab fees charged by KARD Scientific for services to the Company total $633,175

Note 6.  Equity Transactions

In February 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.272 per share. These warrants, if not exercised, will expire in February, 2014.  The fair value of these warrants in the amount of $40,200 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option pricing model and the following assumptions.

	For the three months ended 3/31/10	For the nine months ended 3/31/10
Expected life in years	4 yrs	4 yrs
Risk free interest rate	1.84%	1.73-2.06%
Expected volatility	92.94%	92.94-96.15%
Dividend yield	0%	0%

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

Index

On January 1, 2010 the company’s Board of Directors authorized the issuance of 39,625 shares of its common stock, with a restrictive legend, in consideration of scientific equipment for $31,700, previously delivered to the Company.

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The issuance of the 7,000,000 shares was valued at their par value or $7,000.

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Dr. Eugene Seymour and Dr. Anil Diwan.  Pursuant to the employment agreements, Dr. Seymour shall continue to serve as Chief Executive and Financial Officer and Dr. Diwan shall continue to serve as Chairman of the Board of Directors and President.   As additional compensation under the employment agreements, the Company issued 250,000 shares of the Registrant’s Series A Convertible Preferred Stock and shall issue an additional 250,000 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements through February 28, 2014.  There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a change of control of the Registrant.  The Company recorded an expense of $1,027,646 on the issuance of the Series A Preferred Stock.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  As additional compensation, the Company issued 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of restricted common stock, and shall issue an equivalent number of restricted shares on each anniversary date of the agreement through February 28, 2014.  The Company recorded an expense of $156,250 upon issuance of the restricted common stock and an expense of $192,684 on the issuance of the Series A Convertible Preferred Stock.

The  Series A Preferred stock issued on March 3, 2010 under the employment agreements were valued at $1,220,330 based upon industry specific control premiums and the Company’s market cap at the time of the transaction, the conversion value of the shares discounted for lack of marketability based on the conversion restrictions. The value of the preferred shares, therefore, is an estimation of current value calculated utilizing statistical assumptions and methods, of future conditions, which may not be realized.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Registrant issued 125,000 shares of restricted common stock, and shall issue an equivalent number of restricted shares on each anniversary date of the agreement through February 28, 2014.  The Company recorded an expense of $156,250 upon issuance of the common stock.

For the nine months ended March 31, 2010, the Company's Board of Directors authorized the issuance of 107,415 shares of its common stock, with a restrictive legend, for consulting services. The Company recorded an expense of $80,713

Note 8.  Commitments and Contingencies

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

At March 31, 2010, future minimum rental payments due under these operating leases are as follows:

2010	$43,866

Total rent expense amounts to $58,743 and $148,812 for the nine months ended March 31, 2010 and 2009 respectively, and $476,079 for the period from inception.

Note 9.  Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2009 through May 20, 2010, the date when the financial statements were issued.  The Management of the Company determined that the following were reportable events that occurred during that subsequent period which were required to be disclosed:

1.           On April 20, 2010, the United States Patent and Trademark Office granted trademark registration number 3777001 to the Company for the standard character mark “nanoviricides” (the “Mark”) for International Class 5, pharmaceutical preparation for the treatment of viral diseases.  The Mark was registered on the Principal Register and is protected in all its letter forms, including corresponding plural and singular forms, various forms of capitalization, and fonts and designs.

2.           On April 29, 2010, the Company’s Form S-3 Registration Statement, filed March 4, 2010, as amended March 15, 2010, was declared effective by the SEC, authorizing the Company to issue an aggregate of 40,000,000 of registered common stock, preferred stock, warrants, debt securities and units comprised of those securities.

3.           On May 11, 2010, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale (the “Offering”) of 500,000 shares (the “Shares”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  60,000 shares of Series B Preferred Stock shall automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the closing and every fourteenth day thereafter at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.

In the event that the 20 day VWAP, as defined in the Agreement, does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the shares to be converted on the following conversion date.

The Agreement contains representations and warranties and covenants for each party.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.  Additionally, the Agreement provides Seaside the right to purchase an additional 500,000 shares of Series B Preferred Stock within six months of the final conversion date subject to and under the same terms and conditions of the initial closing.

The conversion price per share for the Initial Closing was $1.87893, and the Company raised gross proceeds in the offering of $5,000,000 at such Initial Closing, before estimated offering expenses of approximately $490,000 which includes placement agent and attorneys’ fees.

Index

The Offering is made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010.  The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering. In connection with the Offering, pursuant to a placement agency agreement entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company on March 3, 2010, the Company paid Midtown a cash fee representing 8% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

On May 12, 2010, the Company issued a press release announcing the Agreement and Initial Closing.

On May 12, 2010, Seaside converted the first tranche of 60,000 shares of Series B Convertible Preferred into 319,331 shares of the Company’s .001 par value common stock.

4.           On May 13, 2010, the Company announced that it had signed a research and development agreement with Professor Ken Rosenthal’s laboratory at the Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM).  Pursuant to the terms of this Agreement, Professor Rosenthal and NEOUCOM will evaluate the effectiveness of nanoviricides drug candidates against Herpes Simplex Viruses, HSV-1 and HSV-2, in both cell culture and animal models.  The focus of this evaluation will be the development of drug candidates against herpes skin infections (oral and genital herpes).  Dr. Ken Rosenthal is a professor of microbiology, immunology and biochemistry at NEOUCOM.  He is a leading researcher in the field of herpes viruses.  His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression.  This model has been shown to provide highly uniform and reproducible results.  A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model.  This uniformity makes it an ideal model for comparative testing of various drug candidates which, the Company believes, can be expected to lead to a broad-spectrum anti-HSV antiviral treatment capable of attacking both HSV-1 and HSV-2.

5.           On May 17, 2010, the Company announced that it had signed a research and development agreement with the University of California, San Francisco (UCSF), for the testing of its anti-HIV drug candidates.  Cheryl Stoddart, PhD, Assistant Professor in the UCSF Division of Experimental Medicine, will be the Principal Investigator.  Dr. Stoddart is a recognized investigator in preclinical studies of anti-HIV compounds using the standard SCID-hu Thy/Liv humanized mouse model.  In particular, she is well known for her work in validating that this mouse model is capable of accurately predicting clinical antiviral efficacy in humans.  The National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health (NIH), has recognized UCSF as an important site for anti-HIV drug screening studies.  Dr. Stoddart’s in-vivo testing of anti-HIV nanoviricides will complement the Company’s previously announced in-vitro anti-HIV testing that is currently underway at the Southern Research Institute in Frederick, MD.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, Edot-com.com, Inc., changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC.”  The Company submitted a Form-10SB to the SEC to become a reporting company on November 14, 2006.  The Company’s filing status became effective in March, 2007.  On June 28, 2007, the company became quotable on The OTC Bulletin Board under the symbol NNVC.OB.

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

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $16,076,709 at March 31, 2010.  For the nine months ended March 31, 2010 the Company had a net loss of $4,081,174.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

NanoViricides Technologies and Products in Development

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

NanoViricides Collaborations and Agreements for Research and Development

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

To date, the Company has engaged in non-GLP Efficacy and Safety evaluations in both in vitro (cell culture models) and in vivo (animal models) of our different Nanoviricides at different laboratories.

Our development model is to employ collaborations with academic labs, government labs, as well as external service providers in order to minimize our capital requirements.  We currently have several collaborations including the ones listed below:

Index

1.           The Cheryl Stoddart Laboratory at UCSF for anti-HIV nanoviricides evaluation in animal models.

2.           The Ken Rosenthal Laboratory at NEOUCOM for the evaluation of anti-Herpes nanoviricides in both cell cultures and animal models for skin infection (oral and genital herpes)

3.           TheVac, LLC laboratories at the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine (Professor Gus Kousoulas as P.I.) for the in vitro and in vivo evaluation of anti-Herpes nanoviricides in both cell cultures and animal models for herpesviral keratitis (eye infection of herpes).

4.           The Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS) for viral eye diseases such as epidemic kerato-conjunctivitis (EKC) and herpes keratitis.

5.           The Eva Harris Lab at the University of California Berkeley for the in vitro and in vivo evaluation of anti-Dengue nanoviricides in both cell cultures and animal models.

6.           The Center for Disease Control and Prevention (CDC) for Rabies.

7.           The National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam) for Rabies and H5N1 Bird Flu (“Avian Flu”),

8.           The United States Army Medical Institute of Infectious Diseases (USAMRIID) for Ebola/Marburg family of hemorrhagic viruses.

9.           In addition, some of our HIV and common influenza studies were subcontracted to KARD Scientific, Inc., USA.

10.         We have recently signed a Master Service Agreement to subcontract evaluation of nanoviricide drug candidates against various diseases including Influenzas and HIV with the Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F), a well known contract research organization that performs preclinical testing.  Anti-HIV testing of our HIV drug candidate nanoviricides is being completed at SRI-F and the results are being analyzed.

We have additional collaborations in the process of formalization for work on certain other viruses.  We typically employ more than one external laboratory to perform testing for a particular disease agent in order to limit possible laboratory level bias.

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

The NanoViricides’ Concept and Antiviral Strategy

The Company owns an exclusive worldwide license in perpetuity to technology that enables the creation of nanoviricides.  A “nanoviricide” is a flexible nano-scale material approximately a few billionths of a meter in size, comparable to the size of a virus particle, which is chemically programmed by a “ligand” to specifically target and attack a particular type of virus.  A nanoviricide also is capable of simultaneously delivering a devastating payload of active pharmaceutical ingredients (API) into the virus particle a feature that can be potentially employed to destroy essential machinery of the virus, such as its genome (RNA or DNA), or essential viral enzymes or proteins carried within the virus particle.

Index

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

A nanoviricide is designed as a flexible material, that self-assembles, at about the same size scale as a typical virus particle.  The flexible material we use is one type of a special polymeric material called TheraCour®, invented by the Company’s founders.  It assembles in solution into a flexible ball, somewhat like a ball of hair.  We call this a nanoviricide micelle, or “nanomicelle” for short.  On first contact with a virus particle, a nanoviricide micelle may bind to a virus particle because of specific interaction between a ligand attached to the nanoviricide and the glycoproteins on the virus surface.  This may cause the flexible nanoviricide to reach very close to the virus surface, leading to additional ligands binding to additional viral coat proteins, in a mode called “cooperative binding.”  Cooperative binding is a well known natural process that forms the basis of biological recognition such as antibody-antigen binding, DNA hybridization, and protein assembly, among others.  Eventually it is thought that the interior of the nanomicelle, which is lipidic (oil-like) in nature, would fuse with the exterior lipidic coat of the virus particle.  This lipidic fusion is also a well known natural process.  Such fusion may lead to the flexible nanomicelle spreading onto the virus surface much like an oil-slick covering a golf ball.  In the process, the coat proteins that the virus uses for binding to cells may be expected to become unavailable, and are also likely to even get stripped off completely.  The virus particle would then be rendered incapable of binding to a cell, and thus no longer infectious or capable of causing disease or of making copies of itself.  We call this the “active view” of how a nanoviricide may work.
Nanoviricides thus are designed to employ the “Bind-Encapsulate-Destroy” strategy, which is akin to the “Find-Encircle-Destroy” war strategy that has been successfully employed historically in many wars.

Antibodies are a major defense of humans and animals against viruses.  After a person is infected by one particular virus, the person develops antibodies against the virus.  The infection is fully controlled after a strong antibody response develops.  Subsequent exposure to the same virus does not cause disease.  However, antibodies by themselves do not destroy a virus particle.  After a few antibodies bind to a virus particle, several processes must take place that eventually lead to destruction of the virus particle.  Many viruses have developed ways of dysregulating this complex immune response cascade.  In addition, many viruses, such as influenza viruses, cause significant pathology prior to the development of a full fledged antibody response in a patient.

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

Despite all evolutionary/spontaneous changes such as mutations, re-assortments, recombinations, etc., a particular virus retains its ability to bind to the same cell receptor features on the cell surface at the same sites.  In designing a nanoviricide, we pay particular attention to the design and selection of a ligand.  We generally attempt to choose a ligand that mimics the cell surface features to which all virus strains of a particular virus are known to bind.  We therefore believe that a resistant viral strain against such a nanoviricide would be far less likely to occur than resistance development against any other antiviral agent strategy.  If, however, such resistance does occur, a new nanoviricide can be developed by changing the ligand appropriately.

Index

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

The Company's headquarters are currently in West Haven, Connecticut.

We plan on undertaking the development of drugs against additional viral targets when adequate financing becomes available.  The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital.  The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary.  However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

The total market size of drugs for the programs in which we already have lead drug candidates are estimated to be over $40 billion in 2013.

“H1N1 Swine Flu,” Common Influenzas, High Path Avian Influenzas, Bird Flu, Epidemic and Pandemic Influenzas

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

Index

Recently, with additional SAR (structure-activity-relationship) studies, we have been able to develop influenza virus binding ligands that are expected to be superior to the previously used ligands in FluCide-HP.  The new ligands are designed to be closer mimics of the sialic acid receptors (than the previously employed ones), yet capable of binding to influenza virus hemagglutinin proteins that use either the “avian” or the “human” types of sialic acid receptors.  Pigs are known to be a “mixing vessel” species, exhibiting both avian and human types of sialic acid receptors, and thereby re-assortment (mixing) of genetic material from influenza strains, subtypes, or types, with different host specificities can occur readily in pigs.  We are actively seeking partnerships, collaborations, and government funding for our anti-influenza drug program.

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

Certain preliminary additional studies in cell cultures have recently been completed at SRI-F.  The Company scientists are currently evaluating the datasets and expect to be able to announce the results soon.  We executed a Master Service Agreement (MSA) with Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F) to conduct these studies.  SRI-F is a well established Contract Research Organization (CRO) that has developed, conducted, and published in scientific journals on standardized study protocols for various mechanisms of anti-HIV action, including microbicides, antibodies, and small chemical therapeutics.  We are also planning additional animal studies of these drug candidates.  We are also planning additional animal model studies of the HIVCide lead drug candidate.  On May 17, 2010, the Company announced that it had signed a research and development agreement with the University of California, San Francisco (UCSF), for the testing of its anti-HIV drug candidates.  Cheryl Stoddart, PhD, Assistant Professor in the UCSF Division of Experimental Medicine, will be the Principal Investigator.  Dr. Stoddart is a recognized investigator in preclinical studies of anti-HIV compounds using the standard SCID-hu Thy/Liv humanized mouse model.   Additional animal studies are also expected to be conducted at KARD Scientific.

HIVCide is expected to be a significant anti-HIV candidate, acting by a novel mechanism of action and a first-in-class therapeutic, based on current preliminary data.  We intend to develop it further.

Index

Herpes “Cold Sores” and Genital Herpes

We have developed nanoviricide drug candidates that are capable of attacking the herpes virus that causes cold sores and genital herpes.  These drug candidates are designed so that they can be easily formulated as a skin cream or gel formulation in order to be able to apply readily to cold sores or genital lesions caused by herpes.

We have successfully tested these drug candidates in a cell culture model for effectiveness against Herpes Simplex Virus (HSV-1) infection.  This testing was conducted by TheVac, LLC, laboratories at the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine.

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

Neglected Tropical Diseases and Biosecurity/Biodefense Programs

Ebola, Marburg

We have obtained significant positive results against Ebola, although the Ebola virus produces a soluble glycoprotein decoy that may be capable of avoiding certain of our virus-binding ligands.  USAMRIID, our collaborator, is planning to present these studies at upcoming international conferences, and the Company has provided appropriate authorization for it to do so.

In the absence of public funding, the Company’s ability to develop these drugs is very limited.  This is a low-priority project for the Company.

Dengue

We are currently working on developing anti-Dengue therapeutics. Dengue is an important NTD.  According to the Centers for Disease Control and Prevention in Atlanta (CDC), dengue fever risk is about 1 illness per 1,000 US travelers, and it is the most common cause of fever in returned travelers from the Caribbean, Central America, and South Central Asia.  The CDC has also noted “dengue is the most important mosquito-borne viral disease affecting humans.  Each year, tens of millions of cases of DF occur and, depending on the year, up to hundreds of thousands of cases of Dengue hemorrhagic fever (DHF).”  Dengue fever is also called “break-bone fever”. The first or primary dengue infection has very low fatality rates associated with it.  However, when a person is infected with a different type of dengue virus afterwards, the person is at risk of developing Dengue Hemorrhagic Fever (DHF), or Severe Dengue fever.  The fatality rate associated with DHF/Severe Dengue may be as high as 10%.  There is currently no vaccine or cure for dengue, which causes high fever, muscular pain, headaches, vomiting, and in some cases skin rash.  WHO estimates that 2.5 billion people are at risk of dengue fever or of DHF out of a total world population of 6.6 billion.  Dengue viruses are carried by Aedes aegypti mosquito, which is gaining ground northwards as the global climate warms up.  There have been several cases of Dengue in the southern regions of the USA.

Index

Dengue and dengue hemorrhagic fever/dengue shock syndrome are emerging as serious global health problems.  Dengue is endemic in large parts of the world.  It now threatens over 3 billion people world-wide or 40% of world population, and is considered a re-emerging threat in the United States.  Dengue is officially considered a “neglected tropical disease” by the World Health Organization. About 50-100 million people are infected by dengue virus every year. In fact, just recently, the government of Cali, Columbia declared a dengue emergency because of the number of dengue infections and deaths. Globalization and warming climates along with changes in the ecology of the virus-carrying mosquito are accelerating the spread of the virus.  Without proper treatment, DHF fatality rates can exceed 20%. (Source: WHO Dengue and dengue haemorrhagic fever Fact Sheet No. 117, March 2009; http://www.who.int/mediacentre/factsheets/fs117/en/)

The Company signed a Research and Development agreement with Professor Eva Harris’ Lab at the University of California  Berkeley for nanoviricides against dengue viruses.  Dr. Eva Harris is a Professor of Infectious Diseases at UC Berkeley.  She is a leading researcher in the field of dengue.  Her group has developed a unique animal model for dengue virus infection and disease  that effectively emulates the pathology seen in humans. In particular, the critical problem of dengue virus infection, called “Antibody-Dependent Enhancement” (ADE), is reproduced in this animal model.  When a person who was previously infected with one serotype of dengue virus is later infected by a different serotype, the antibodies produced by the immune system can lead to increased severity of the second dengue infection, instead of controlling it.  ADE thus can lead to severe dengue disease or dengue hemorrhagic fever (DHF).  Under the agreement, Dr. Harris and coworkers will evaluate the effectiveness of nanoviricides drug candidates against various dengue viruses.  Cell culture models as well as in vivo animal studies will be employed for testing the drug candidates.

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

Professor Harris has very recently completed certain preliminary cell culture studies evaluating nanoviricides against dengue viruses.  The Company scientists are currently performing data analysis and expect to announce our findings soon.

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

Index

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

We believe that the Company has a strong, wide and deep pipeline of drugs. However, with relatively meager financial resources, the Company continues to juggle prioritization of the various programs, and program achievements.  We are also working on bolstering our infrastructure with the objective of enabling us to file pre-IND applications for some of our drug candidates with the FDA.  The Company has received significant interest from major pharmaceutical companies in its Viral Eye Diseases drug candidate, and HIVCide™ and FluCide™ programs to date, and we expect interest to increase in other programs as well.  There is no guarantee that this interest would result in any financially lucrative co-development agreements.

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

Last year, we added two commercially important drug candidates to our pipeline, namely HIVCide and EKCCide™.

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

Index

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

Liquidity and Capital Resources

Requirement for Additional Capital

We currently have sufficient cash reserves to achieve all of our budgeted plans through December 31, 2011.  In the near future, we anticipate that we will need to obtain additional financing to finance studies necessary for an investigational new drug (“IND”) filing with the FDA.  If we are unable to obtain this additional financing, our business plan will be delayed.

The Company estimates that as of March 31, 2010, the Company has an approximate cash balance of $2,947,954.  In addition, the Company has raised approximately $4,510,000 in net proceeds from a $5,000,000 investment closed on May 12, 2010.  Based on this, the Company estimates that our cash balance will be sufficient for the Company’s current operating needs through at least December 31, 2011, based on its current rate of expenditure.  The Company believes that the current cash available should be sufficient for the filing of at least one pre-IND application with the FDA for one of its several drug candidates as soon as possible.  The Company believes that it will need additional capital for further program expansion as explained below.

We estimate that we will need approximately an additional $5 M to $10 M over the next 18 months for further development of our pipeline in addition to the recently completed financing of $5,000,000 .  We had originally estimated needs of approximately $10M to $15M for these tasks in our previously filed annual report, and thereafter amendedby Form 10K/A..  .  These additional funds, if raised, will enable us to perform c-GLP Toxicology Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing our first Investigational New Drug Application (“IND”) with the US FDA on one of our drug candidates.  The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file our first IND.

Further, we anticipate incurring additional costs of approximately $10 to 15 million dollars in the upcoming twenty-four months to construct or obtain facilities to support an initial new drug application filing with the FDA in accordance with our business plans.  The Company or its Management does not have previous experience with building or obtaining and repurposing, cGMP facilities.  We base our estimates on the basis of discussions with colleagues and consultants in the industry.  These discussions are preliminary in nature.  We have not commissioned any detailed studies regarding the requirements analysis or the design and development of such a facility suited for our purposes as of now.  We therefore believe that this estimate is a starter estimate and more firm estimates can only be made after we can engage appropriate firms to perform the requirements analysis and preliminary facility design engineering work for us.

Index

We anticipate that we will incur the following expenses over the next twelve months:

1.             Research and Development subcontractor costs of $1,500,000:  Including planned costs of $1,200,000 for in-vivo and in-vitro studies for pan-influenza FluCide,  NanoViricide eye drops against EKC and other Ocular viral deceases, HIVCide, Dengue, and NanoViricides against genital and ocular Herpes, planned for the next twelve months ending March 31, 2011.  The Company has allocated the planned costs of $1,500,000 evenly over the four drug candidates.

2.             Corporate overhead of $750,000: This amount includes budgeted office salaries, legal, accounting and other costs expected to be incurred by being a public reporting company.

3.             Capital costs of $750,000: This is the estimated cost for equipment and laboratory improvements expected during the next twelve months ending March 31, 2011.

4.             Staffing costs of $1,000,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Pre-Investigational New Drug Application (pre-IND) with the United States Food and Drug Administration.

On April 29, 2010, the Company’s Form S-3 Registration Statement, filed March 4, 2010, as amended March 15, 2010, was declared effective by the SEC, authorizing the Company to issue an aggregate of $40,000,000 of registered common stock, preferred stock, warrants, and debt securities. (See Note 9, Subsequent Events)

On May 11, 2010, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale (the “Offering”) of 500,000 shares (the “Shares”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”) for an aggregate investment of $5,000,000. ( See Note 9, Subsequent Events)

As a result of the successful sale of the Company’s Series B Convertible Preferred Stock to Seaside, LP the Company has sufficient cash  and cash equivalents to meet its budgeted expenditures  until December 31, 2011.

The Company will be unable to proceed with its planned drug development progress, meet its administrative expense requirements, capital costs, and staffing costs after about December 31, 2011 without obtaining additional financing.. Seaside 88, LP has an additional option of $5,000,000 that they can exercise which would bring in an additional $5 million gross proceeds to the Company. However, they are under no obligation to exercise this option. If we are unable to obtain additional financing, our business plan will be significantly delayed or curtailed.  The Company continues to re-prioritize its objectives and delay certain drug development programs until we can raise sufficient funding that enables further development of the drugs with the goal of filing an Investigational New Drug application (IND) to the FDA.

The Company does not have any arrangements in place, at this time, for equity or other financing for these further financing needs.  However, the Company is in discussions with certain investors who would provide such capital..  If we are unable to obtain additional financing, our business plan will be significantly delayed. On April 29, 2010, the Company’s Form S3 Universal Shelf Registration for $40 million dollars became effective, At present, the Company has utilized $5 million of the available shelf registration.

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

Index

We believe that in the near future, planned studies  will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models.  If our studies are not successful, we will have to develop additional drug candidates and perform further studies.  If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates.  We believe these data will then enable us to file an Investigational New Drug (IND) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

Most pharmaceutical companies expect 4 to 10 years of study to be required before a drug candidate reaches the IND stage.  We believe that because we are working in the infectious agents area, our studies will have objective response end points, and will be of relatively short durations in many cases.  Our business plan is based on these assumptions.  If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing requirements.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2010 the company’s Board of Directors authorized the issuance of 39,625 shares of its common stock with a restrictive legend in consideration of scientific equipment for $31,700, previously delivered to the Company.

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for  the development of drug candidates for the treatment of  Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a voting preference at the rate of four votes per share. The Series A Preferred do not have any dividend rights, have no liquidation preference and may not be amended without the holders' approval. The issuance of the 7,000,000 shares of Series A Preferred was valued at their par value, or $7,000.

In February 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.272 per share. These warrants, if not exercised, will expire in February, 2014.  The fair value of these warrants in the amount of $40,200 was recorded as consulting expense.

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Dr. Eugene Seymour and Dr. Anil Diwan.  Pursuant to the employment agreements, Dr. Seymour shall continue to serve as Chief Executive and Financial Officer and Dr. Diwan shall continue to serve as Chairman of the Board of Directors and President.  As additional compensation under the employment agreements, the Company issued 250,000 shares of the Registrant’s Series A Convertible Preferred Stock and shall issue an additional 250,000 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements through February 28, 2014.  There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a change of control of the Registrant.  The Company recorded an expense of $1,027,646 on the issuance of the Series A Preferred Stock.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  As additional compensation, the Company issued 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of restricted common stock, and shall issue an equivalent number of restricted shares on each anniversary date of the agreement through February 28, 2014.  The Company recorded an expense of $156,250 upon issuance of the restricted common stock and an expense of $192,684 on the issuance of the Series A Convertible Preferred Stock.

The Series A Preferred stock issued on March 3, 2010 under the employment agreements were valued at $1,220,330 based upon industry specific control premiums and the Company's market cap at the time of the transaction, the conversion value of the shares discounted for lack of marketability based on the conversion restrictions. The value of the preferred shares,therefore, is an estimation of current value calculated utilizing statistical assumptions and methods, of future conditions, which may not be realized.
On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Registrant issued 125,000 shares of restricted common stock, and shall issue an equivalent number of restricted shares on each anniversary date of the agreement through February 28, 2014.  The Company recorded an expense of $156,250 upon issuance of the  restricted common stock.

For the nine months ended March 31, 2010, the Company's Board of Directors authorized the issuance of 107,415 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $80,713.

Index

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares.  All of the purchasers were friends or business associates of the Company’s Management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financing completed on May 11, 2010, with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged in as placement agent for the Company’s securities sold in that offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

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

(b)    Reports on Form 8-K.  During the fiscal quarter ended March 31, 2010, the Company filed the following Current Reports on Form 8-K:

1.           On March 10, 2010, the Company filed a Current Report on Form 8-K, as amended by a Current Report filed on Form 8-K/A on March 11, 2010, announcing that it had entered into employment agreements with certain officers.  On March 3, 2010, the Company entered into employment agreements with its two executive officers, Dr. Eugene Seymour and Dr. Anil Diwan.  Pursuant to the employment agreements, Dr. Seymour shall continue to serve as Chief Executive and Financial Officer and Dr. Diwan shall serve as Chairman of the Board of Directors and President.  Each employment agreement provides for a term of four years with a minimum annual base salary of $250,000.  In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange.  As additional compensation under the employment agreements, the Company issued 250,000 shares of the Company’s Series A Convertible Preferred Stock and shall issue an additional 250,000 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements.  There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a change of control of the Company.  Pursuant to Dr. Diwan’s employment agreement, the Company shall provide for life insurance coverage in the amount of $2,000,000, in which the Company is a beneficiary of the amount equal to $1,000,000.  The employment agreements also provide for customary provisions for vacations, and benefits.  The agreements do not provide for bonuses other than such bonuses as may be determined from time to time by the Board of Directors.

Index

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for term of four years  with a base salary of $150,000.  In addition, the Company issued 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of common stock, on each anniversary date of the agreement.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 125,000 shares of common stock, on each anniversary date of the agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2010

NANOVIRICIDES, INC.
/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive, Accounting and Financial Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors