Form 10-K
period 2010-06-30
NANOVIRICIDES, INC.
filed 2010-10-13
CIK 1379006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Yes        ☐            No        ☒

As of October 13, 2010, there were 133,980,471 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on June 30, 2010 by non-affiliates of the registrant was $146,016,848  based on the closing price of $1.80 per share as reported on the OTC Bulletin Board on June 30, 2010, the last business day of the registrant's most recently completed fiscal year (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

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

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As a result, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

ITEM I: DESCRIPTION OF BUSINESS

Organization and Nature of Business

The 2009-2010 Financial Year in Review

NanoViricides, Inc. is a leading company in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology permits direct attacks at multiple points on a virus particle. It is believed that such actions lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody.

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May, 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult to tackle diseases. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC).  In 2008, we added anti-HIV drug candidates to our growing portfolio.  Last year, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment recurrent HSV skin infections, such as cold sores and genital warts. This year we also added drug candidates effective against dengue viruses to our pipeline.

Initially, we began developing three separate drug candidates against influenzas; one for seasonal influenza, aimed to be very broad in its spectrum, another for severe influenzas (more virulent forms of influenzas), and a third one for the then raging threat of H5N1, bird flu. We later improved the drug candidates to such an extent that we now have a single drug candidate which we believe is capable of effectively tackling all forms of influenza A viruses, including the recent H1N1/2009/CA “swine flu” virus, the H5N1 bird flu viruses, and several others. We believe that the drug dosage would be adjusted based on severity of the disease and virulence of the virus causing it. This rationalization enables us to significantly reduce our drug development costs for the influenza project, leading to a single FluCide™-I project now.

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is received. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. Last year, we applied for and anticipated receiving a contract award from the Department of Defense for a broad-spectrum filovirus nanoviricide, being put on a “reserve list”.  However, the funding did not ultimately come through. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural novel viral diseases, such as SARS will continue to occur.  At present, there is no feasible therapeutic intervention .

We now have five commercially significant active, drug development programs: (1) FluCide-I, against all Influenzas, (2) nanoviricide eye drops against adenoviral EKC and herpes keratitis, (3) HIVCide™-I against HIV/AIDS, (4) HerpeCide™-I skin cream formulation for herpes cold sores and genital warts, and (5) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS). We continue to achieve very strong performance in the testing of these drug candidates. All of our biological testing is conducted by third parties.

Initially we focused on developing only injectable formulations since these afford the maximum bioavailability of the drug inside the body. We have since developed formulations to use as eye drops, and are now developing formulations to use as skin creams. We can rapidly develop different formulations because of the inherent strength of the nanoviricide platform technology. The technology also enables us to develop nasal sprays and bronchial aerosols. We plan to develop the appropriate formulations as necessary.

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. This year we have continued to successfully develop the additional collaborations we need for the new drug programs as well as for expansion of the existing programs. We have added new collaborations with well known universities and institutions this year, including A “Master Service Agreement” with the Southern Research Institute (“Southern Research”), Birmingham, AL. Southern Research is a well established, prestigious institution that has performed preclinical testing services for several vaccines and antivirals. A research and development agreement with Dr. Eva Harris’s laboratory at the University of California, Berkeley (UC Berkeley) for the development and testing of anti-dengue antivirals. A Research Agreement with the University of California, San Francisco (UCSF) for testing of its anti-HIV drug candidates, with Cheryl Stoddart, PhD, Assistant Professor in the UCSF Division of Experimental Medicine, as the Principal Investigator. A research and development agreement with Dr. Ken S. Rosenthal’s laboratory at Northeastern Ohio Universities Colleges of Medicine and Pharmacy for the development and testing of anti-herpes skin cream formulations to treat oral cold sores and genital herpes.

We have successfully registered the mark “nanoviricides” as a registered trademark with the US Patents and Trademarks Office (USPTO). The mark was entered into the “principal register” of trademarks at the USPTO on April 20, 2010. The Company created the novel word “nanoviricide®” in 2005 to identify its antiviral technology and the various drug candidates to be derived from this technology.. The mark protects the word as a proprietary, registered intellectual property of the Company and limits its use to the Company.

To further protect our novel technology, certain international patent applications underlying the nanoviricide technology have entered the national or regional stages. One of these has become an issued letters patent registered in two different geographies, South Africa and the region OAPI. Additional technology developments continue. We are thus continuing to strengthen our already significantly extensive and broad intellectual property coverage.

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

We have continued to achieve significant milestones in our drug development activities. All of our drug development programs are presently at pre-clinical stage. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates.

In August 2009, we announced that our anti-herpes drug candidates had achieved 99.99% reduction in viral load in certain cell culture studies, conducted by TheVac, LLC. These results were later augmented by additional testing using a more virulent form of HSV-1 demonstrating almost complete inhibition of the virus, by Professor Ken Rosenthal lab at the NEOUCOM and reported by the Company in August 2010.

In November 2009, the Company reported significant improvement in the efficacy of FluCide drug candidates in totally lethal protocol animal studies. In this study, the oseltamivir treated animals died in 8 days, untreated mice died in 5 days, while all nanoviricides treated animals continued to survive well beyond those dates. The new version of FluCide drug candidate extended the lifespan of lethally infected mice to a phenomenal 14 days on average in this highly lethal model. We have since improved the FluCide drug candidate even further and will be committing it into additional studies.

In June 2010, the Company reported successful studies in two different cell culture models of dengue virus type 2 infection. These studies were conducted at the Prof. Eva Harris lab at the UC Berkeley. Our results were later confirmed and extended to animal studies.

The Company reported that its anti-Dengue drug candidates demonstrated significant protection in the initial animal survival studies of Dengue virus infection, in an animal study protocol modeled to simulate the ADE syndrome. The best nanoviricide drug candidates demonstrated 50% animal survival in this uniformly lethal mouse model. The studies were performed in the laboratory of Dr. Eva Harris, Professor of Infectious Diseases at the University of California, Berkeley (UC Berkeley).

Based on these data, the Company believes that it is feasible to develop a single nanoviricide drug against all types of dengue viruses that circumvents the primary issue of antibody-dependent enhancement (ADE) of dengue virus infection. ADE is thought to result in severe dengue disease syndromes such as dengue shock syndrome (DSS) and dengue hemorrhagic fever (DHF).

In June, 2010, we also reported that our anti-HIV drug candidates demonstrated efficacy in the recently completed cell culture studies using two distinctly different HIV-1 isolates. These studies were performed in the laboratory of Carol Lackman-Smith at the Southern Research Institute, Frederick, Maryland. These results corroborating our previous findings in Animal Studies. The Company had reported that its best nanoviricide drug candidate against HIV was more than 25 times superior to a three drug combo anti-HIV cocktail based on biomarker test response in all parameters tested. The parameters included improvement in human T cell populations in the animal model and reduction in HIV viral load.

In July 2010, our collaborators at the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) presented the data on their evaluation of anti-Ebola/Marburg nanoviricides. Significant efficacy was reported to have been achieved in cell culture as well as animal studies of Ebola virus infection. The Company plans to improve the drug candidates further.

The studies of biological testing of materials provide information that is relatively easy to understand and therefore readily reported. In addition, we continue to engage in substantial work that is needed for the optimization of synthesis routes and for the chemical characterization of the nanoviricide drug candidates. We also continue to work on improving the drug candidates and the virus binding ligands where necessary. We continue to work on creating the information needed for the development of controlled chemical synthesis procedures that is vital for developing c-GMP manufacturing processes. We have recently purchased substantial amounts of laboratory equipment for the characterization of our nanomaterials. Much of this equipment is in the process of being set up and scientists are being trained to use the same. We are working on all fronts to enable us to go forward with filing a pre-IND application with the FDA in the first half of 2011.

In this year we have also made significant strides in achieving exposure for the Company and its technologies. In June 2009, our CEO, Dr. Eugene Seymour was invited to present and participate in presenting a workshop on “Nanoparticle Formulation: principles and applications”, at the 3rd International Congress of NanoBiotechnology & NanoMedicine (NanoBio 2009) held in San Francisco in June 2009. In August 2009, our collaborator, Professor Gus Kousoulas of Louisiana State University and Vice President of Research of TheVac LLC, was interviewed by the local CBS TV affiliate, WBRZ, in which he explained the nanoviricides technology and the excellent anti-herpes results obtained in his laboratory for the nanoviricides anti-herpes drug candidates. Anil Diwan, PhD, President of the Company was asked to present at the NanoBusiness2009, the 8th annual NanoBusiness Conference in Chicago, IL, in September, 2009.  The Company’s President, Anil R. Diwan, PhD, was invited to give a talk at the Nano and Green Tech 2009 Conference in November, 2009. The Company’s CEO, Eugene Seymour, MD, MPH, was invited to participate in a panel discussion “Evolving Role of Anti-Virals”in influenza treatment at the Influenza Congress USA 2009, in November. The Company President was invited to present at the New York Biotechnology Association’s (NYBA) 2010 Annual Meeting in the “Corporate Showcase” section in April 2010.

Our collaborators are also presenting technical and scientific data on the evaluation of nanoviricides drug candidates. This year, the results of the evaluation of several of our nanoviricides® anti-Ebola agents were presented on July 17th at the 2010 Annual Meeting of the American Society for Virology. The studies were performed in the laboratory of Dr. Gene Olinger at the United States Army Medical Research Institute of Infectious Diseases (USAMRIID), Frederick, MD. Dr. Corinne Scully, USAMRIID, delivered the presentation, which was entitled “Polymeric Micelle Nanomaterials as Antiviral Compounds For Ebola Virus Infection.”

In addition to the technical and scientific meeting presentations, the Company was also invited to participate in  meetings designed to showcase the Company to potential investors and the finance industry in general. The Company’s CEO, Eugene Seymour, MD, MPH was invited as a panelist at the 2nd Annual Livingston Healthcare Summit in September, 2009. The Company was invited to present on January 12th at the Biotech Showcase™, a conference designed to showcase promising companies and technologies for partnering and investment purposes - this presentation was rendered by Anil R Diwan, our President. Recently, Dr. Eugene Seymour, our CEO was invited to present on behalf of the Company at the Rodman and Renshaw Annual Global Investment Conference in September 2010.

We believe that these presentations, resulting exposure, and related meetings and discussions have been extremely beneficial to the Company. This exposure as well as our continuing successes in the drug development efforts have enabled us to achieve significant amounts of financing this year.

The Company successfully raised more than $3,217,000 in September, 2009. This raise involved issuance of restricted shares and warrant conversions in private placements to certain accredited investors. The Company filed a Form 8-K disclosure with the SEC summarizing these activities on October 5, 2009. In March, 2010, the Company filed its first “Universal Form S-3 Shelf Registration” with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of its securities. The Company had recently become eligible to file a shelf registration to register its securities. The registration statement became effective on April 29, 2010.

Subsequently, the Company raised $5,000,000, drawing down on this universal registered shelf offering, on May 12, 2010. This amounted to approximately $4.51 million net after expenses and the fees payable to Midtown Partners & Co., LLC, the Company’s placement agent. The Company received this financing from a single investor, Seaside 88, LP (“Seaside”), a Florida limited partnership. Seaside is a well known and well regarded investor in  biopharmaceutical companies.

Subsequently on September 16, 2010,  Seaside exercised its option to invest an additional $5,000,000 into the Company on substantially similar terms.

With these successful financing efforts, and our continued low rate of expenditure, the Company estimates that it now has cash in hand sufficient for more than eighteen months of further R&D and operating expenses.

We thus ended the financial year in the best financial condition the Company has ever been in. Further, we have also been able to secure a strong financial position for the ensuing year and the near future.

Our Corporate History

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. and was organized for the purpose of conducting Internet retail sales. On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation, Edot-com.com (Nevada). On April 15, 2005, Edot- com.com (Colorado) and Edot-com.com (Nevada) were merged and Edot-com.com, Inc., (ECMM) a Nevada corporation, became the surviving entity. On April 15, 2005, the authorized shares of common stock was increased to 300,000,000 shares at $.001 par value and the Company effected a 3.2 to 1 forward stock split effective May 12, 2005.

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc., (“TheraCour,” an approximately 24.9% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour's targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

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

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical (nanomedicine) company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour®”), to which the Company has exclusive licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus, Herpes Simplex Virus (HSV), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies.  On February 15, 2010, the Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis, West Nile Virus,  viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

The Company focuses its research and clinical programs on specific anti-viral therapeutics and is seeking to add to its existing portfolio of products through its internal discovery and clinical development programs and through an in-licensing strategy.  To date, the Company has not commercialized any product.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $16,739,743 at June 30, 2010. For the year ended June 30, 2010 the Company had a net loss of $4,744,208 Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

To date, we have engaged in organizational activities; sourcing compounds and materials; developing novel compounds and nanomaterials, and experimentation with studies on cell cultures and animals. We have generated funding through the issuances of debt, private placement of common stock, and sale of registered securities. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or that we will become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations. The Company currently has no long term debt.

Glossary of Terms

Nano- When used as a prefix for something other than a unit of measure, as in "nanoscience," nano means relating to nanotechnology, or on a scale of nanometers (one billionth of a meter or greater).

Viricide- An agent which reliably deactivates or destroys a virus.

Nanoviricide® – An agent which is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company's patent-pending and proprietary technologies.

Ligand- A short peptide or chemical molecule fragment that has been designed to specifically recognize one particular type of virus.

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

P-Value- In statistical hypothesis testing, the p-value is the probability of obtaining a result at least as extreme as that obtained, assuming that the null hypothesis is true; wherein the truth of the null hypothesis states that the finding was the result of chance alone. The fact that p-values are based on this assumption is crucial to their correct interpretation. The smaller the p-value, the greater is the probability that the observed study results and the comparison control are distinct, and therefore that the study results are not a result of chance alone.
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

Investigational New Drug Application (IND)- The process of licensure of a new drug in the US goes through several steps. A simplified explanation of these steps is as follows. Initially a Company may file a pre-IND application to seek meetings with the FDA for guidance on work needed for filing an IND application. The Company obtains data on the safety and effectiveness of the drug substance in various laboratory studies including cell cultures and animal models. The Company also obtains data on chemical manufacturing of the drug substance. These and certain additional data are used to create an IND which the Company files with the FDA. After the FDA approves an IND application, the Company may conduct human clinical studies. A Phase I human clinical trial is designed typically to evaluate safety of the drug and maximum permissible dosage level. A Phase II human clinical trial that follows is designed to evaluate effectiveness of the drug against the disease in a small cohort of patients. A Phase III human clinical trial thereafter is designed to evaluate effectiveness and safety in larger groups of patients, often at multiple sites. The Company may then submit an NDA (New Drug Application) with the data collected in the clinical trials. The FDA may approve the NDA. Once the NDA is approved, the Company can sell the drug in the USA. European countries have similar processes under the European Medicines Agency (EMA). Other countries have similar processes.

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

The Company currently has several drug development programs. Our drug development programs with large commercial interest include (1) Influenzas, (2) HIV, (3) Topical Eye Drops for viral diseases of the external eye, (4) Herpes “cold sores” and genital Herpes, and (5) Dengue viruses. In addition, the Company believes that, as the holder of potentially paradigm-shifting antiviral drug development technologies, it has a social responsibility to develop drugs against diseases affecting large segments of worldwide populations. In our Social Responsibility programs, we are developing drugs against Neglected Tropical Diseases (NTDs) caused by viruses such as Dengue viruses and Rabies. The Company also has BioSecurity programs that include drug development against hemorrhagic fever viruses such as Ebola/Marburg, and a unique technology that we call “ADIF™” to combat natural or bioterrorism attacks by novel viruses as happened with SARS and may happen with engineered viruses. The Company plans to perform its NTD and BioSecurity R&D and drug development in collaboration with Institutes of renown and with public funding, in order to minimize the strain on our resources. The Company believes that this work provides direct benefits to our commercially important programs. The Company will continue its efforts to obtain federal financing for development of these technologies. However, the Company may not be successful in obtaining such financing. The Company has limited resources and its ability to work on such projects that are deemed of low commercial value is very limited.

Our Collaborations and Service Contracts in Brief
Our development model is to employ collaborations with renowned academic labs, government labs, as well as service contracts with external service providers in order to minimize our capital requirements. Our current relationships include:

For Influenza Viruses:
1.	KARD Scientific, Inc., MA.
2.	Southern Research Institute, AL.
3.	TheVac, LLC, LA.
4.	National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam), for H5N1 avian flu.

For HIV:
1.	KARD Scientific, Inc., MA.
2.	Southern Research Institute, Frederick, MD.
3.	University of California at San Francisco (Dr. Cheryl Stoddart, PI), CA.

For Viral Diseases of the Eye (Adenoviruses, Herpesviruses - Epidemic Kerato-conjunctivitis (EKC), Herpes Keratitis):
1.	The Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS), NY.
2.	TheVac, LLC.

For Herpes Virus Infections:
1.	TheVac, LLC
2.	Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM), Prof. Ken Rosenthal Lab.

For Dengue Viruses:
1.	University of California at Berkeley, Prof. Eva Harris Lab.

For Ebola/Marburg Viruses hemorrhagic fever viruses:
1.	United States Army Medical Institute of Infectious Diseases (USAMRIID), Dr. Gene Olinger Lab.

For Rabies Virus:
1.	Center for Disease Control and Prevention (CDC), Dr. Robert Putnak Lab.
2.	National (Central) Institute of Hygiene and Epidemiology (NIHE), Vietnam.

We have additional collaborations in the process of formalization. We typically employ more than one external laboratory to perform testing for a particular disease agent in order to limit possible laboratory level bias. We previously had a collaborative research agreement with the Walter Reed Army Institute of Research (WRAIR), Dr. Putnak Lab for work on dengue viruses. This agreement has since lapsed, but we believe it can be reactivated at an opportune time. We also had a collaborative agreement with the Armed Forces Institute of Pathology (AFIP) for work on avian influenza. However, AFIP was not able to obtain the necessary approvals for this work and the agreement was therefore not activated. This year we added two new collaborators, Professor Ken Rosenthal, for Herpes viral skin diseases, and Professor Eva Harris, for Dengue viruses.

We have developed lead drug candidates against a number of viral diseases. Proof-of-principle efficacy studies in animals have been conducted successfully in many of these.

The Nanoviricides Concept and Antiviral Strategy

Nanoviricides are designed to work by binding to and eliminating virus particles from the blood-stream, just as antibodies do, only potentially much better. Treating a patient that has a viral infection with a nanoviricide against that virus is expected to result in reduction in viremia. Reduction in viremia is an important goal in diseases caused by all viral infections.

A nanoviricide is constructed by chemically attaching a ligand designed to bind to a virus particle, to a polymeric material that forms a flexible nanomicelle by self-assembly. If antibodies are known to affect a viral disease, it is possible to construct a nanoviricide against it, and there can be a general expectation of some success, depending upon the ligand chosen. We can choose a ligand from any of a number of chemical classes, including small chemicals, peptides, or antibody fragments or even whole antibodies.

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

A nanoviricide is designed to “look like” the portion of a cell membrane to which a virus particle binds, in a sense. This biomimetic approach is expected to fool the virus into binding to the nanoviricide, and in an attempt to “enter” it, it is thought that the virus particle may get destroyed. This is because viruses have developed ways of uncoating themselves once they enter a cell, in order to expose the viral genomic material so that the virus can hijack the cellular machinery to make its own copies. We call this the “passive view” of how a nanoviricide may work.

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

One may allegorically say that a nanoviricide has many “arms” and “legs”. The “arms” are the virus binding ligands, that grab the virus surface glycoproteins. Then the “legs”, the lipid chains in the interior of the nanomicelle, “kick” into and crush the lipid envelop of the virus. This may cause the virus particle to fall apart.

Nanoviricides thus are designed to employ the “Bind-Encapsulate-Destroy” strategy, which is akin to the “Find-Encircle-Destroy” war strategy that has been successfully employed historically in many wars.

Antibodies are a major defense of humans and animals against viruses. After a person is infected by one particular virus, he/she develops antibodies against the virus. The infection is fully controlled after a strong antibody response develops. Subsequent exposure to the same virus does not cause disease, because the appropriate memory cells are activated into producing the correct antibody. However, antibodies by themselves do not destroy a virus particle. After a few antibodies bind to a virus particle, several processes must take place that eventually lead to destruction of the virus particle. Many viruses have developed ways of dysregulating this complex immune response cascade.

Nanoviricides, on the other hand, are designed as “programmed nanomachines” capable of executing the entire strategy of “Bind- Encapsulate-Destroy” without any dependence on or assistance from the human immune system.

Antibodies also may be too specific to a particular virus strain, and thus viruses evade antibodies by changing their external surface. Vaccines create antibodies in the recipient, in order to protect the person. Vaccines are thus limited by the nature of antibodies, and tend to be very specific to the particular strains or groups of strains of a virus. This is why a new seasonal vaccine must be formulated for influenza every year. This is also why a novel influenza strain such as bird flu (H5N1) or the 2009/”Swine flu” virus cannot be defended against by existing vaccines.

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

The Company's headquarters are currently in West Haven, Connecticut.

Our Product Focus and Technologies

The Company plans to develop several different nanoviricide drugs against a number of human viral diseases. The Company initially obtained an exclusive license in perpetuity to develop drugs based on technologies originally created by TheraCour Pharma, Inc., (TheraCour) against the following human viral diseases: H5N1 (Avian Flu), Human Influenza, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), and Rabies, including all known strains of these viruses. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

We currently have, in early, active development, products against (1) HIV, (2) Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), common seasonal human Influenzas, Rabies, Dengue, (3) Eye drops against viral diseases of the eye such as conjunctivitis and keratitis, (4) Herpes virus cold sores and genital Herpes, and (5) Dengue viruses. In addition, we have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers.  We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

The total market size of drugs for the programs in which we already have lead drug candidates are estimated to be over $40B in 2013.

Our product development programs can be roughly divided into three sectors: (1) Commercially Important Diseases, (2) Neglected Tropical Diseases (NTD’s) and Biosecurity/Biodefense, and (3) Advanced Technologies.

The commercially important diseases tend to have large market sizes, and are, therefore, attractive targets for collaborations with smaller pharmaceutical companies such as Nanoviricides, Inc..

We are also pursuing licensing opportunities for our commercial drug programs. Historically, major pharmaceutical companies have licensed highly innovative drugs only after human clinical studies have established the value of the drug. In recent years, major pharmaceutical companies have entered into very early stage agreements, as early as screening and discovery level, with other pharmaceutical companies. We cannot, however, predict to what extent major pharmaceutical companies will be interested in engaging in early stage collaborations with us to develop our nanoviricide drugs.

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

Commercially High Priority Drug Development Programs

To date, the Company has developed drug candidates against five virus types/disease areas with strong commercial prospects. These include Influenza, HIV, viral diseases of the external eye, Herpes Cold Sores and Genital Herpes, and Dengue viruses. The market size for HIV is estimated to be $21billion in 2013. The market for influenza drugs is estimated at about $7billion. The eye drops topical viricide market size is estimated to be in the billions of dollars. In addition, the herpes cold sores and genital herpes market size is in several billion dollars. The market for Dengue is also estimated to be in the billions of dollars because of the large extent of population exposed worldwide to the possibility of severe dengue disease.

“H1N1 Swine Flu”, Common Influenzas, High Path Avian Influenzas, Bird Flu, Epidemic and Pandemic Influenzas

Our FluCide(™) program lead drug candidate has shown efficacies animals that far exceed that of known drugs such as oseltamivir (Tamiflu®, Roche) against common influenza in an animal model. We have consolidated all of our influenza drug programs into a single, broadly active, yet highly effective, pan-influenza FluCide program. The new FluCide is expected to be highly active against all influenzas, including highly pathogenic strains such as H5N1, the novel H1N1/2009 Mexico/California “Swine Flu” epidemic strain, H3N2, H7N, and H9N among others. We are currently developing a single drug for all influenzas, whether pandemic, epidemic, seasonal, novel, emerging, human, swine, or avian. We anticipate significant cost savings as well as simplification in regulatory and eventual marketing efforts by consolidating these drug programs.

Recently, with additional SAR (structure-activity-relationship) studies, we have been able to develop influenza virus binding ligands that are expected to be superior to the ones we employed previously. The new ligands are designed to be closer mimics of the sialic acid receptors (than the previously employed ones), yet capable of binding to influenza virus hemagglutinin proteins that use either the “avian” or the “human” types of sialic acid receptors. Pigs are known to be a “mixing vessel” species, exhibiting both avian and human types of sialic acid receptors, and thereby re-assortment (mixing) of genetic material from influenza strains, subtypes, or types, with different host specificities can occur readily in pigs. We are actively seeking partnerships, collaborations and government funding for our anti-influenza drug program.

Viral Diseases of the Eye: Viral Conjunctivitis, Viral Keratitis – Eye Drops

We are developing a nanoviricide against adenoviral Epidemic Kerato-Conjunctivits (EKC). EKC is a severe disease of the eye which in some people causes long term or permanent blurred vision. In an animal study, our EKCCide(™) lead candidate was shown to rapidly resolve the clinical signs of the disease, when treatment was started after infection had set in. The clinical success included demonstration that no SEI’s (immunoprecipitates) were formed in treated animals, as opposed to control group. SEI’s are known to be the cause of blurred vision. There are currently no approved drugs available against EKC, and it is an active field of drug development research. There are about 2.5 million cases of EKC annually in the USA alone.

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

We have now successfully developed drug candidates that are effective against both adenoviruses and against HSV-1, viruses that cause most of the viral diseases of the external eye. Additional animal testing against HSV-1 infection of the eye is expected to be commissioned in 2010-2011 year.

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

Herpes Cold Sores and Genital Herpes

As a result of the expansion to include HSV for our eye drug candidate, we also undertook a drug development program for a nanoviricide against the herpes simplex viruses, HSV-1 and HSV-2. These viruses cause herpes cold sores or oral lesions and skin lesions, and genital herpes sores. Drugs such as acyclovir are available for HSV. However, the virus, once infection takes place, travels into the closes neural ganglia and “hides” there, causing recurrent outbreaks.

We are currently developing an anti-HSV nanoviricide skin cream formulation for direct application to the lesions. We believe that the distinctly different mechanism of nanoviricide action should result in a complimentary effect with the existing drugs. We believe that direct attack on the HSV particle by the nanoviricide would result in less reinfection of human cells, and may possibly lead to a reduction in the amount of hidden virus. This may lead to reduced rates of recurrence.

We have previously successfully tested these drug candidates in a cell culture model for effectiveness against Herpes Simplex Virus (HSV-1) infection. This testing was conducted by TheVac, LLC laboratories at the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine. Four different nanoviricides showed greater than 10,000-fold (>99.99% or 4-logs) reduction in virus quantity compared to untreated controls in a cell culture assay employing the LSU proprietary green-fluorescent-protein-tagged (GFP) modified HSV-1 McKrae strain.

These nanoviricide drug candidates are designed to act against all herpes simplex virus strains, including HSV-1 and HSV-2. The Company has commissioned additional in vitro studies to confirm the results. Animal studies have also been scheduled.

On May 13, 2010, the Company announced that it had entered into a Research and Development Agreement with Professor Ken Rosenthal Lab at NEOUCOM. Professor Rosenthal has developed in vitro or cell culture based tests for identifying the effectiveness of antiviral agents against HSV. He has also developed a skin lesion mouse model for HSV infection. Dr. Rosenthal has been involved in the evaluation of HSV vaccines as well as anti-HSV drugs.  His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression. This model has been shown to provide highly uniform and reproducible results. A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model. This uniformity makes it an ideal model for comparative testing of various drug candidates. Dr. Rosenthal is a professor of microbiology, immunology and biochemistry at Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM). He is a leading researcher in the field of herpes viruses. His research interests encompass several aspects of how herpes simplex virus (HSV) interacts with the host to cause disease. His research has addressed how HSV infects skin cells and examined viral properties that facilitate its virulence and ability to cause encephalitis. In addition, Dr. Rosenthal has also been studying a viral protein that makes the HSV more virulent by helping the virus to take over the cellular machinery to make copies of its various parts, assemble these parts together into virus particles and release the virus to infect other cells. He is also researching how the human host immune response works against HSV for the development of protective and therapeutic vaccines.

On August, 16 2010, the Company reported that its anti-Herpes drug candidates demonstrated significant efficacy in the recently completed cell culture studies in Dr. Rosenthal Lab at NEOUCOM.  Several of the anti-Herpes nanoviricides® demonstrated a dose-dependent maximal inhibition of Herpes virus infectivity in a cell culture model. Almost complete inhibition of the virus production was observed at clinically usable concentrations. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1).  H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains. The H129 strain will be used in subsequent animal testing of nanoviricides.

We now have evidence that our anti-HSV drug candidates were highly effective against two different strains of HSV-1. We believe that these drug candidates should be effective against most if not all of HSV-1 strains. We also plan to test these drug candidates for effectiveness against HSV-2.

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

We have executed a Master Service Agreement (MSA) with Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F) to conduct these studies. SRI-F is a well established Contract Research Organization (CRO) that has developed, conducted, and published in scientific journals on standardized study protocols for various mechanisms of anti-HIV action, including microbicides, antibodies, and small chemical therapeutics. We are also planning additional animal studies of these drug candidates. We are also planning additional animal model studies of the HIVCide(™) lead drug candidate.

We reported that a subset of the anti-HIV nanoviricides tested in cell culture models at Southern Research had very similar activity against two distinctly different isolates of HIV-1, viz. Ba-L and IIIB. HIV-1 Ba-L is CCR5-tropic (uses CD4 and CCR5) whereas HIV-1 IIIB is CXCR4-tropic (uses CD4 and CXCR4 on host cells). The Company had designed the ligands using the known structures of interaction of gp120 of several HIV-1 strains with the CD4 human cell receptor for HIV.

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

Neglected Tropical Diseases and Biosecurity/Biodefense Programs: Ebola, Marburg, Rabies, other viruses

Ebola, Marburg
We have obtained significant positive results against Ebola, although the Ebola virus produces a soluble glycoprotein decoy that may be capable of avoiding certain of our virus-binding ligands.

The Company continues its efforts at obtaining federal funding for this program.  In the absence of public funding, the Company’s ability to develop these drugs is very limited.

Rabies
Our RabiCide(™) program has resulted in candidates that have enabled survival of 20% to 30% of infected animals after disease has set in, using a particular animal model. Further testing is in progress in a different experimental model. We believe that if this testing succeeds, it may be the first ever therapeutic against rabies. Currently, rabies is a uniformly lethal disease with only prophylactic medications available, which are comprised of human antibodies, monoclonal antibody mixtures, and rabies vaccine virus strains. The potential market size for a rabies drug worldwide has been estimated at $300M to $500M. In absence of public funding, the Company’s ability to develop these drugs is very limited.

Advanced Technologies : ADIF(™) Technologies

We believe that our technologies and capabilities at attacking different viruses are fairly well demonstrated. In addition, we have developed “Accurate-Drug-In-Field(™)” or ADIF(™) technologies that may show efficacy in treating epidemics like H5N1, SARS or Ebola by developing a targeted therapeutic in the field to prevent the spread of the disease.

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

Drug Development Studies

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

Preclinical Safety And Efficacy Studies

Preliminary Safety Studies In Vitro

We have conducted limited initial animal safety studies on one of the core TheraCour® nanomaterials (patent pending).  TheraCour technology covers a large range of nanomaterials in a class known as pendant polymeric micelles. These materials are self-assembling, flexible, non-particulate, and stable at room temperature.

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

Efficacy Studies - Influenza

Our original plan was to introduce as many as three different drugs against influenza because of the perceived differences between certain different influenza virus types. For example, bird flu H5N1 Influenza A virus has been simmering in the South Asia region and has been moving all across the world, a little westward every year. This virus and its variants (Clades) cause extremely severe infection that has a rapid onset and a very high fatality rate, as much as 50˜80%. We decided to develop an antibody-based nanoviricide to attack this variant (AviFluCide(™)), as it was expected to have very high effectiveness and rather fast development time if appropriate resources became available. Given the global alerts for H5N1 in 2004-2006, we believed that this was the best course of action to make an accurate drug against H5N1 rapidly available. Another set of avian influenza viruses, H7N, H9N for example, cause very severe disease and also epidemics, but are not as fatal as H5N1. The influenza A viruses that cause severe disease in humans were found to have a common “signature region” in their hemagglutinin protein, called the “polybasic site”. The presence of the polybasic site in HA is known to be associated with increased virulence. We therefore also embarked upon a program to develop a nanoviricide that would recognize a polybasic site motif. This would be FluCide-HP(™) (for highly pathogenic viruses). In addition, we embarked on development of a nanoviricide that attacks the sialic acid recognition site on both HA and NA (neuraminidase) proteins on the virus surface. This is called “FluCide(™)”. Since then, with further optimization of the ligands, we have achieved extremely high effectiveness levels with our FluCide nanoviricide drug candidate. This has allowed us to combine all three anti-influenza programs into a single FluCide program. FluCide is expected to be highly effective against all influenzas, from the most severe forms of influenza including bird flu H5N1 variants, highly pathogenic avian influenza viruses (HPAI), novel epidemic influenzas such as the recent H1N1 A/2009/”Swine Flu”, to  the less severe seasonal and common influenzas. We believe that dosage modification is all that would be necessary to combat different types of influenzas. Given that we have not seen dose-limiting toxicities yet, we believe it is possible to develop a single, highly effective, nanoviricide drug against all influenzas.

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

The most successful of our assays was a nanoviricide based on an antibody fragment as the targeting ligand, which led to substantial suppression of CPE at an extraordinarily low concentration level. This is being developed as AviFluCide-ITM, a drug highly specific to H5N1 that is being developed against the Vietnam strain. We currently believe that it is very likely to work against the Indonesian strain although further studies will be required to determine its efficacy against various highly pathogenic stains of influenza. If it fails to work against the Indonesian 2006 strain, further development may become necessary.

Another nanoviricide which is based on a ligand that we designed in-house, using rational drug design strategy, to be specific to the group of all or a majority of highly pathogenic avian influenza (HPAI) viruses, also showed a very high efficacy. This is being developed as “FluCide-HP(™)”, a drug designed to be group-specific against emergent and existing highly pathogenic influenza viruses (including H5N1, H7N, H9N and others). Non-H5N1 HPAI (non-pathogenic avian influenza) strains could become a pandemic threat when their occurrences increase, as can all influenza A viruses since they all have the ability to mutate. It is well known that influenza strains drift constantly due to mutation, re-assortment or recombination events leading to failure of vaccines.

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

In Vivo Efficacy Studies - Influenza

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

In Vivo Efficacy Studies - Influenza - 100% of Mice Treated with Nanoviricides Survived Long After All Mice Treated With Oseltamivir Had Died.

All but the antibody-based anti-influenza nanoviricides have been tested in mice in an aggressive study involving extremely high levels of infection with a common influenza strain called H1N1. This study was conducted by Dr. Krishna Menon, the Company’s Chief Regulatory Officer. While a final comprehensive report on this study has not yet been issued, the results indicate that most of the nanoviricide nanotechnology-based drug candidates were substantially more efficacious than oseltamivir (Tamiflu®). Initial unpublished data suggest that FluCide-I may be as much as 8 to 10 times (800% to 1,000%) superior to Tamiflu in common influenza.

Additional studies have been performed in the same highly lethal mouse model with H1N1 infection wherein all the mice treated with oseltamivir died within 151.4±1.0 hours, at which point 100% of the mice treated with a nanoviricide using an improved sialic-acid- based ligand (improved FluCide(™)-I) as well as 100% of the mice treated with a nanoviricide made using a ligand designed against the high path site of highly pathogenic influenzas including H5N1 (FluCide-HP(™) ) were still surviving. The mice treated with FluCide-HP survived until 186.0±1.4 hours, whereas those treated with FluCide-I survived until 190.0±3.7 hours in this test. (The control, untreated mice died within 119.0±0.6 hrs. Oseltamivir is the active ingredient of Tamiflu® ). It is estimated that the Tamiflu dose would need to be increased by much more than ten times (i.e. much more than 1,000%) to match the efficacy of the improved FluCide-I. These estimates are very preliminary in nature.

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

We further improved the chemical nature of the ligand using information from rational drug design in silico studies and developed new ligands. Nanoviricides based on these new ligands were tested in the same totally lethal animal model study as above. We reported some of the results from this study in late November, 2009.

All of the mice treated with the new anti-influenza nanoviricides were surviving even when all of the mice from the oseltamivir treated group had died. The new version of FluCide drug candidate extended the lifespan of lethally infected mice to 334±11 hrs (or 14 days) on average. In contrast, mice treated with an extended oseltamivir protocol (twice daily until death) survived for 193±3 hrs (or 8 days) on average. Control infected mice survived for only 121±2 hrs (or 5 days). FluCide was given as an IV injection, on alternate days, for five treatments. Oseltamivir was given as oral, twice daily, each at 20mg/kg through life (or 14 treatments). Increased length of oseltamivir treatment led to an increase in survival of this group compared to our previous study.

Viral load at 120h was reduced in the oseltamivir treated group to only about half of (0.51x) that in untreated control. In contrast, viral load reduction at this time point in the nanoviricide treated group was approximately 0.13x that of untreated control, an improvement in viral load reduction by nearly a factor of four.

An interesting observation was that the mice treated with the nanoviricides were gaining body mass (weight) as long as the treatment was continued. Only after treatment was discontinued, did they begin to lose weight and deteriorate clinically. In this totally lethal model, it is anticipated that in addition to the viral load, cytokine storm effects may be occurring. It will be interesting to see if extended treatment with FluCide can lead to indefinite survival of mice even in this challenging model.

This study also indicated that the new FluCide is highly effective in the treatment of very severe forms of influenza. We anticipate that it will be effective against all strains of influenza viruses, given the broad-spectrum, sialic-acid-mimetic nature of the ligand.  We have therefore been able to consolidate our anti-Influenza drug programs into a single drug program against all influenzas, be it common or seasonal influenza, epidemic severe influenza such as H1N1/2009/”Swine Flu”, highly lethal bird flu H5N1, or other influenza virus type/strain. We believe that the same drug would be effective by adjusting the dosage parameters against most if not all forms of influenzas.

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

In a preliminary rabbit eye animal study, we tested two different nanoviricides against EKC caused by infection with Adenovirus 5, a well known causative agent. The virus was supplied by the CDC. Controls of uninfected, untreated eyes, of infected, untreated eyes, and of infected eyes treated with the standard eye wash formulating solution, were also part of the experiment. Treatment with eye drops of nanoviricides was started 15 hours post-infection, well after the disease had set in, and was continued twice a day for ten days. On the third day, eyes treated with nanoviricide B were completely cleared up with no redness, stickiness, exudate, or furry eyebrows. The other nanoviricide was slightly less effective. The eyes in control groups in contrast showed all classic signs of infection throughout the due course of disease. Further examination has indicated that treatment with nanoviricide B resulted in all eyes being completely free of sub- epithelial filtrate and immuno-precipitate formation, whereas eyes in the control groups exhibited SEI and immuno-precipitates as expected. Further results regarding viral load and other effects are being evaluated.

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

In summary, treatment of SCID-hu mice with nanoviricides following HIV-1 Ba-L infection of hu-Thy/Liv implants resulted in significantly reduced viral load and significantly improved double positive, CD4+,CD8+ thymocyte proportion. These effects appear to have resulted in improved survival and reduced body weight loss. Importantly, comparison with mice treated with the HAART cocktail for the duration of the study revealed that the nanoviricide anti-viral agents were comparable or slightly superior to HAART treatment for all parameters evaluated. It is important to note that nanoviricides were single administrations only at 24, 48 and 72 hours post- infection while the HAART cocktail was administered daily for the duration of the study. The nanoviricide total drug load was only 150 mg/kg as opposed to a total HAART drug load of 4200 mg/kg, thus equivalent effects were observed with nanoviricide drug candidates at ~1/25th of the HAART drug load. It would be important to determine if extended nanoviricide administration shows significantly greater efficacy. Additionally, we are not aware of any anti-HIV drug candidate that is equivalent or superior by itself alone to the HAART cocktail.

Preliminary Efficacy Studies In Vitro (Cell Cultures) – HIV

We reported in June, 2010, that our anti-HIV drug candidates demonstrated efficacy in the recently completed cell culture studies using two distinctly different HIV-1 isolates. The studies were performed in the laboratory of Carol Lackman-Smith at the Southern Research Institute, Frederick, Maryland.

This in vitro or cell culture study validated the in vivo anti-HIV activity of the nanoviricides® as determined in a SCID/hu Thy/Liv mouse model by KARD Scientific, a contract research organization, and previously reported by the Company.

Significantly, a subset of the anti-HIV nanoviricides tested in cell culture models at Southern Research had very similar activity against two distinctly different isolates of HIV-1, viz. Ba-L and IIIB. The Company had designed the ligands using reported gp120 structures of several HIV-1 strains.

The HIV-1 isolate Ba-L was the same as that employed in the Company’s previously reported animal model studies. This virus binds and infects cells expressing the human receptor CCR5 in addition to the well known receptor CD4. In contrast, HIV-1 IIIB is a CXCR4-tropic virus that infects cells expressing the human receptor CXCR4 in addition to the receptor CD4. The same viral gp120 or SU glycoprotein is involved in binding to both co-receptors, viz. CD4 and either CCR5 or CXCR4. HIV that binds to CD4 and to at least one other co-receptor, such as CXCR4 or CCR5, results in productive infection leading to disease, and eventually AIDS.

It has been a formidable challenge for researchers in the field to develop an anti-HIV drug that works against all subtypes and strains. Several anti-HIV drugs and drug candidates have demonstrated significant activity against only one of these various HIV-1 subtypes. In addition, HIV mutates, changing its genome and protein structure during an active infection. Mutants resistant to the patients’ treatment drugs can develop and proliferate, leading to failure of therapy, including the HAART regimen.

The Company believes that its strategy of designing ligands that are close mimics of the invariant binding site on CD4  has resulted in nanoviricides that are active against multiple HIV-1 subtypes. These results suggest that mutations in HIV-1 may be unlikely to result in significant resistance to an anti-HIV nanoviricide.

Based on these anti-HIV studies, the Company believes that it has a strong lead drug candidate against HIV. If the preliminary results are substantiated in further studies, and later in human clinical trials, it would be the first time ever that a new drug in development would have been found to be superior to the entire cocktail of three drugs called HAART.

At present, there are several drugs against HIV. These have led to HIV becoming a chronic, treatable, disease that can be controlled through the lifespan of an infected individual until an episode occurs. An episode is usually characterized by development of resistance against the therapy given. Drugs in the cocktail are then substituted or additional drugs added to provide additional benefit.

To the initially developed three drug classes, NRTI, NNRTI, and PI, recently three new classes have been added. These are EFI (Entry/Fusion Inhibitors) such as Fuzeon((™), Roche), II (Integrase Inhibitors) such as Isentress ((™) , Merck), elvitegravir (Gilead), and most recently, CCR5-blockers, maraviroc (Pfizer). Of these, NRTI, NNRTI, PI, and II act intracellularly, blocking different steps in the virus replication. EFI block the early step of virus entry and fusion with a human cell. CCR-5 blockers inhibit viral entry by blocking one of the receptors on the human cells used by the virus. However, HIV can also use CXCR4 in addition to or instead of CCR5, and viruses that do so cannot be affected by CCR5-blockers. Current standard of care is a three-drug combination called HAART. This leads to significant viral load control until resistance emerges. A recent clinical trial has established the validity of an approach that combines an II as a fourth drug into the original three drug combination cocktail. Fuzeon showed significant toxicity, potentially due to its action against human cells, and has not gained much acceptance, with a substantial number of patients falling off therapy due to side effects.

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

If the viral load reduction seen in the preliminary animal study by a nanoviricide in comparison with HAART therapy proves to be predictive of benefit, then we can estimate that the anti-HIV nanoviricide alone or perhaps in combination with one or more components of the existing arsenal of drugs may provide what has been called a “functional cure” against HIV. A total cure is a state in which all virus, including copies of its genome integrated into human cells, is eliminated from the body, so that the virus infection does not exist and cannot recur. A functional cure can be paraphrased as a drug treatment which practically eliminates substantially all circulating virus, so that therapy can be stopped until a new recurrence happens after a significantly prolonged time interval. Thus, patients can live worry- free lives for years before requiring treatment again.

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

In August 2010, we reported on additional cell culture studies on our HSV-1 and HSV-2 nanoviricide drug candidates performed in Professor Ken Rosenthal’s Lab at the NEOUCOM. These studies confirmed the results obtained in testing at TheVac, LLC previously.

The Rosenthal Lab studies demonstrated almost complete inhibition of the HSV-1 H129 strain. The extent of inhibition was also found to be dose-level dependent. The H129 strain is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains.

These nanoviricide drug candidates are designed to act against all herpes simplex virus strains, including HSV-1 and HSV-2. The Company has scheduled additional in vitro studies. Animal studies have also been scheduled.

Preliminary Efficacy Studies In Cell Cultures – Dengue

In June, 2010 the Company reported that its anti-Dengue drug candidates demonstrated significant efficacy in the recently completed preliminary cell culture studies. The studies were performed in the laboratory of Dr. Eva Harris, Professor of Infectious Diseases at the University of California, Berkeley (UC Berkeley).

Several of the anti-Dengue nanoviricides® demonstrated a dose-dependent inhibition of Dengue virus infectivity in two distinctly different cell culture models of dengue virus infection. These studies employed the serotype dengue virus 2. The Company believes that these nanoviricide drug candidates mimic a common natural host cell receptor by which the four different dengue virus serotypes bind to the body’s host cells, thus causing disease. The virus is “fooled” into thinking it has attached to its target cell and instead enters a nanoviricide nanomicelle, it is believed. A nanoviricide would thus stop the spread of the viral infection to new uninfected cells.

Preliminary Efficacy Studies In Vivo – Dengue

In late June, 2010, the Company reported that its anti-Dengue drug candidates demonstrated significant protection in the initial animal survival studies of Dengue virus infection. The studies were performed in the laboratory of Dr. Eva Harris, Professor of Infectious Diseases at the University of California, Berkeley (UC Berkeley).

Treatment with one of the anti-Dengue nanoviricides® led to survival of 50% of the animals for the duration of study in the ADE model (see below). In addition, animals treated with several anti-Dengue nanoviricides survived longer than the control animals treated with vehicle alone. This ADE model of infection is uniformly fatal in 100% of the infected animals within 5 days after infection.

Dr. Harris is a leading researcher in the field of dengue viruses. Her group has developed a unique animal model for the most severe and potentially fatal form of Dengue virus infection in humans, Dengue Hemorrhagic Fever/Dengue Shock Syndrome (DHF/DSS). The model emulates the “Antibody-Dependent Enhancement (ADE)” of Dengue virus infection in humans that is believed to lead to DHF/DSS.

The Company has developed a library of chemical ligands that are expected to bind to the dengue virus envelope proteins of several different subtypes of dengue viruses. These ligands were developed using the results of sophisticated, well established, molecular modeling software. A number of candidate nanoviricides that are capable of attacking the dengue virus were created using these ligands. A “nanoviricide” is a chemical substance made by covalently attaching a number of copies of a virus-binding ligand to a base polymeric micelle, that the Company calls TheraCour®. It is believed that when a nanoviricide binds to a virus particle, the interaction would extend to the binding of a large number of ligands to the virus surface, and the flexible nanomicelle would then engulf the virus, rendering it incapable of infecting a cell.

Dengue virus is a member of the Flaviviridae family of viruses, some of which are often spread by ticks and mosquitoes. Other important viruses in this family include Yellow Fever virus, West Nile virus and Hepatitis C virus. The market for novel treatments for Hepatitis C is estimated to be in the billions of dollars in the US alone.

When a person is exposed to dengue for the first time, the disease usually is not severe. When the same person is later infected by a different dengue serotype, the body produces antibodies against the previous dengue serotype. The new dengue virus uses these antibodies to infect more cells, thus leading to severe dengue disease. Such a secondary infection may lead to dengue hemorrhagic fever or dengue shock syndrome with high fatality rates. The ADE phenomenon has made development of vaccines and antibody therapeutics against Dengue a tremendous challenge. A vaccine works by creating antibodies against the included serotypes.

Currently there are no approved vaccines for the prevention of dengue, nor drugs for treatment of dengue virus infection. The worldwide market size for an effective anti-dengue treatment may be as large as that for Hepatitis C virus treatment, reaching billions of dollars, based on current population exposure data.  Dengue, dengue hemorrhagic fever and dengue shock syndrome are emerging as serious global health problems. Dengue is endemic throughout much of the world and now threatens over 3 billion people world-wide or 40% of the world’s population. Because of its world-wide distribution, dengue is considered an emerging threat in the United States. Dengue is officially considered a “neglected tropical disease” by the World Health Organization. About 50-100 million people are infected by dengue virus every year. Recently, the government of Cali, Columbia declared a dengue emergency because of the number of dengue infections and deaths. Globalization and climate change along with changes in the ecology of the virus-carrying mosquito are accelerating the spread of the virus. Without proper treatment, DHF fatality rates can exceed 20%. (Source: WHO Dengue and dengue hemorrhagic fever Fact Sheet No. 117, March 2009; http://www.who.int/mediacentre/factsheets/fs117/en/).

Based on these studies, the Company believes that a broad-spectrum nanoviricide that is highly effective against all four dengue serotypes is now feasible, based on the current data. Such a drug would circumvent the problems caused by a phenomenon called “Antibody-Dependent-Enhancement” or “ADE”. ADE is thought to result in severe dengue disease syndromes such as dengue shock syndrome (DSS) and dengue hemorrhagic fever (DHF).

Preliminary Efficacy Studies In Vivo – Rabies

As part of our agreement with Vietnam that enabled us to perform studies on various H5N1 strains and gave us access to anti-H5N1 antibodies from multiple host species, we have undertaken the development of anti-rabies drug candidates.

We performed two separate animal studies using a lethal mouse model in which mice were infected intracerebrally with 1,000LD50 of rabies challenge standard virus strain. Each group had 10 animals and there were 36 groups all together. In both studies, three different nanoviricides led to significant indefinite survival of mice. In the intracerebral virus-neutralization mechanism study, two of the tested nanoviricides led to 30% of the mice surviving indefinitely, and one led to 20% of the mice surviving indefinitely. In the intraperitoneal nanoviricide administration route study, two of these nanoviricides led to 20% of the mice surviving indefinitely. A 20% or greater population survival is considered statistically significant in this study. BayRab®, a commercial antibody used for post-exposure prophylaxis of rabies, gave 0% population survival rate in both studies. A nanoviricide made using antibody-based ligand followed the same course as the antibody itself, and gave a 0% population survival rate.

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

Preliminary Efficacy Studies In Vitro and In Vivo – Ebola/Marburg

In July 2010, our collaborators at the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) presented the data on evaluation of anti-Ebola/Marburg nanoviricides. Significant efficacy was reported to have been achieved in cell culture studies. Animal studies indicated improvement in lifetime in the uniformly lethal mouse model. Further improvement in chemistry and dosage levels may be expected to lead to significant survival.

The Company plans to improve the drug candidates further. Ebola is a very “smart” virus. In order to evade the antibody response, it creates portions of its glycoprotein that is on the virus surface in copious quantities and exudes them. The soluble glycoprotein serves as a decoy reducing the effectiveness of neutralizing agents such as antibodies. The success of nanoviricides in cell cultures as well as the limited success achieved in the vey first animal study is in spite of these effects. We therefore are confident that a Broad-Spectrum anti-Ebola effective nanoviricide that works against all Ebola and Marburg virus types, as well as possibly several other hemorrhagic viruses that bind to cells through similar mechanisms is quite feasible.

Considering that Ebola is not a commercially viable drug development target, we continue to actively pursue federal funding opportunities for this project.

Other Work in Progress

The studies of biological testing of materials provide information that is easily understood and therefore readily reported. However, we continue to engage in substantial work that is needed for the synthesis routes and for the chemical characterization of the nanoviricide drug candidates. We also continue to work on improving the drug candidates and the virus binding ligands where necessary. We continue to work on creating the information needed for the development of controlled chemical synthesis procedures that can be converted to c-GMP manufacturing processes. We have recently purchased substantial amounts of laboratory equipment for the characterization of our nanomaterials. Much of this equipment is in the process of being set up and scientists are being trained to use the same. We are working on all fronts to enable us to go forward with filing a pre-IND application with the FDA in the first half of 2011.

A Note on Our Studies to Date

Current pharmaceutical industry work in antiviral therapy generally results in small efficacy improvements. Thus, in the case of influenza, peramivir(™), (BioCryst) was reported as having approximately equal efficacy to oseltamivir (Tamiflu, Roche), in the most recent studies reported. In these clinical studies, peramivir was administered as an IV infusion at about 300mg or 600mg. IV infusion is a cumbersome process requiring hospital based administration. Previously, it was suggested that peramivir may have a superior safety profile and thus may enable use of large doses (compared to Tamiflu). Peramivir previously failed its Phase II clinical trials, and BioCryst stated that this may have been due to the use of needles of insufficient length in the Phase II study. Peramivir has since been approved in Japan.

These levels of efficacy differences between other product candidates against influenzas and bird flu can be easily seen to be insignificantly small compared to the ones established in our studies for the nanoviricides tested.

However, it should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative, but not considered confirmative, of the capabilities of the nanoviricides technology's potential. These results merely lead us to the next step in the development process. They have limited relevance when it comes to the FDA regulatory process. Despite such excellent early results, there is a risk that the nanoviricides may not result in drugs suitable for commercial production.

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

A very small α-level (e.g. 1%) is less likely to be more extreme than the critical value and so is more significant than high α-level values (e.g. 5%). However, smaller α-levels run greater risks of failing to reject a false null hypothesis (a Type II error), and so have less statistical power. The selection of an α-level inevitably involves a compromise between significance and power, and consequently between the Type I error and the Type II error.

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

Ligand Tuning(™)

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

Economists at Duke University, who proposed the voucher concept in 2006, have calculated that reduction of the FDA approval time from 18 to six months could be worth more than $300 million to a company with a top-selling drug with a net present value close to $3 billion. At this level, the voucher would be expected to offset the substantial investment and risk required for discovery and development of a new treatment for a neglected tropical disease. (David B. Ridley, Henry G. Grabowski and Jeffrey L. Moe, "Developing Drugs For Developing Countries", Health Affairs, 25, no. 2 (2006): 313-324; doi: 10.1377/hlthaff.25.2.313; © 2006 by Project Hope. and (http://blogs.cgdev.org/globalhealth/2007/10/fda_priority_review.php).

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

Development costs charged by TheraCour Pharma, Inc. for the year ended June 30, 2010 and 2009 were $1,086,927 and $828,952 respectively, and $3,651,974 since inception.  As of June 30, 2010, pursuant to its license agreement, the Company has paid a security advance of $263,656 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses.

No royalties are due TheraCour from the Company’s inception through June 30,, 2010.

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

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 24.9% of the Common Stock of the Company.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s outstanding Common Stock and 7,000,000 shares of the Company’s Series A Convertible Preferred Stock as of June 30, 2010.  The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies.  In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the TheraCour® technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities.  On December 3, 2009 TheraCour concluded its sales of the Company’s stock pursuant to a Rule 10b5-1 trading plan selling, over a one year period, 1.8 million shares of the Company’s common stock.  The plan went into effect on February 17, 2009.

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

The Company tries to choose the scientific laboratories with the most appropriate facilities and know-how relating to a particular field for the evaluation of an antiviral agent developed by the Company. The Company also tries to work with more than one laboratory for the evaluation of an antiviral agent developed by the Company. The Company also tries to work with more than one laboratory for a given group of viruses whenever possible. We seek to improve confidence by obtaining independent datasets for corroboration of the efficacy and safety of the nanoviricides we develop. In addition, the Company is not dependent on a particular Laboratory for the development of any specific drug candidate in our product pipeline.

To date, the Company has engaged in non-GLP Efficacy and Safety evaluations in both in vitro (cell culture models) and in vivo (animal models) of our different Nanoviricides® at different laboratories.

Arrangement with KARD Scientific, Inc.

Owned and operated by Dr. Krishna Menon, KARD Scientific Inc. of Wilmington, Massachusetts, is currently our primary vendor for animal model study design and performance. KARD operates its own facilities in Beverly, Massachusetts.

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

Since inception, lab fees charged by KARD Scientific for services to the Company total $633,175.

Collaboration with the Health Ministry of the Government of Vietnam

On December 23, 2005, the Company signed a Memorandum of Understanding with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide(™)-I, AviFluCide(™)-I and FluCide-HP(™) against various H5N1 strains in cell culture were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE). In addition, animal studies of RabiCide drug candidates were also performed at the NIHE BSL2 facilities. The next stage of the project, animal testing of the Influenza and H5N1 candidates, has been delayed until the BSL3+ animal facility in Hanoi is ready. The H5N1 testing will utilize the NIHE’s BSL3 (biological safety laboratory level 3) laboratory. Rabies testing can safely be done at their BSL2 facility.

Other Collaborations

The Nanoviricides approach depends upon significant scientific input as well as scientific experimentation during various stages of developments. The Company currently does not have the facilities to conduct most of the anti-viral studies. The Company’s strategy is to minimize capital outlays as well as operating costs by engaging external expert teams for our anti-viral testing work. The Company has been successful in building the necessary relationships to date to effect this strategy. The Company has thereby made and will need to continue to develop additional collaborations in order to minimize capital outlays.

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

Technical Testing Agreement, dated December 15, 2007, between The Feinstein Institute for Medical Research (“Feinstein”) and NanoViricides, Inc.

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

Research and Development Agreement with Professor Ken Rosenthal’s laboratory at the Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM)

On May 13, 2010, the Company announced that it had signed a research and development agreement with Professor Ken Rosenthal’s laboratory at the Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM).  Pursuant to the terms of this Agreement, Professor Rosenthal and NEOUCOM will evaluate the effectiveness of nanoviricides drug candidates against Herpes Simplex Viruses, HSV-1 and HSV-2, in both cell culture and animal models.  The focus of this evaluation will be the development of drug candidates against herpes skin infections (oral and genital herpes).  Dr. Ken Rosenthal is a professor of microbiology, immunology and biochemistry at NEOUCOM.  He is a leading researcher in the field of herpes viruses.  His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression.  This model has been shown to provide highly uniform and reproducible results.  A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model.  This uniformity makes it an ideal model for comparative testing of various drug candidates which, the Company believes, can be expected to lead to a broad-spectrum anti-HSV antiviral treatment capable of attacking both HSV-1 and HSV-2.

Research and Development Agreement with the University of California, San Francisco (UCSF)

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

Research and Development Agreement with the University of California, Berkeley (UC Berkeley)

On February 16, 2010, the Company announced that it had signed a research and development agreement with Dr. Eva Harris’s laboratory at the University of California, Berkeley (UC Berkeley). Under this agreement, Dr. Harris and coworkers will evaluate the effectiveness of nanoviricides® drug candidates against various dengue viruses. Cell culture models as well as in vivo animal studies will be employed for testing the drug candidates. Dr. Eva Harris is a Professor of Infectious Diseases at UC Berkeley. She is a leading researcher in the field of dengue. Her group has developed a unique animal model for dengue virus infection and disease  that effectively emulates the pathology seen in humans. In particular, the critical problem of dengue virus infection, called “Antibody-Dependent Enhancement” (ADE), is reproduced in this animal model. When a person who was previously infected with one serotype of dengue virus is later infected by a different serotype, the antibodies produced by the immune system can lead to increased severity of the second dengue infection, instead of controlling it. ADE thus can lead to severe dengue disease or dengue hemorrhagic fever (DHF).

Other Agreements and Contracts

The Company continues to receive or obtain and evaluate various research and drug development collaborations with a number of parties that include government institutions, academic labs, contract service organizations, pharmaceutical companies, and other potential business collaborators or partners in the normal course of business. We have also received requests for material for testing under Material Testing Agreements (MTAs) from certain agencies. However, there can be no assurance that a final agreement may be forthcoming.

Further, the Company has had preliminary negotiations and discussions with other pharma and non-pharma commercial enterprises regarding commercial projects based on the Company’s technologies.

Background: Bio-Defense - Emergency Preparedness NanoViricides Technology May be Well Suited for Bio-Terrorism and Emerging Disease Threat Response

In our early stages of development, we have designed a building-block based approach of nanoviricides drug development which may have potential use against bio-terrorism, accidental release of infectious agents, or natural outbreaks. This building block approach is expected to have the potential to allow us to expeditiously develop a new drug to fight new and emerging threats. The Company has made several presentations to various agencies within the U. S. Department of Defense regarding this technology.

Background: Bio-Defense “Rapid Threat Response”

One of the long-term goals of the Company is to develop the ability to assist in the response of governments to viral bio-threats, whether due to bio-terrorism or natural events. Such a response scenario may in fact be possible because of the building-block nature of the nanoviricides platform technology. In this scenario, a base nanoviricide would be stockpiled under strategic national and international stockpiling programs, and a new drug could be developed against a threat even prior to identifying the actual pathogen that is the cause of the public health crisis event. This capability is seen as extremely valuable because it is anticipated that bioterrorism agents of the future as well as natural outbreaks may be of novel pathogens and therefore identification and diagnosis of the same may take large amounts of time, a time period in which an epidemic may threaten to become a pandemic. Such was the case with SARS, and other smaller outbreaks. Two years ago, a coxsackie virus outbreak in Northern India resulted in several child fatalities during the pathogen identification time frame itself, despite being caused by a previously known pathogen. Last year, there were many cases of an unidentified infection in children in Northern India that resulted in several deaths.

Background: Anti-HIV Drugs - Importance of Reduction in Viremia

In the field of HIV treatment, it is well established that keeping the viremia to a minimum level has significant clinical benefits. Thus, in one clinical study, only 8% of HIV infected patients with a viral load of less than 4350 copies of viral mRNA/uL progressed to full- blown AIDS in 5 years. By contrast, 62% of patients with a viral load of greater than 36,270 copies of mRNA/uL had developed AIDS in the same period (ref 145 from PATH p254). Viremia is significantly controlled with the current state of the art highly active antiretroviral therapies (HAART) against HIV, to the extent of almost undetectable viral load (i.e. less than 50-75 copies of HIV RNA per ml) in many patients. However, this is a dynamic condition, in which the rate of creation of new virus particles is balanced by the rate of their destruction, primarily by the body's innate defenses. In addition, once an escape mutation occurs, the HAART therapy loses its effectiveness and viral load rises sharply. Similarly, other precipitative events such as a secondary infection can cause progress to the AIDS stage. The AIDS stage is characterized by rapidly rising HIV viral loads (viremia) and, concomitantly, rapidly declining CD4+ T cells (an important component of human immune system). Eventually, the patient dies of complications related to the debilitation of immune response, often by a variety of secondary infections or even neoplasms (cancers) that grow unchecked.

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

The Company's Plan of Attacking HIV/AIDS

As previously anticipated, we began pre-clinical studies of our first generation anti-HIV nanoviricide drug, HIVCide(tm)-I in the later part of our 2007-2008 fiscal year. The early studies have been extremely successful, and in these preliminary studies we have found at least one lead drug candidate that provided results superior to the three-drug oral cocktail that is currently in human clinical use as HAART therapy. Additional cell culture studied against two distinctly different strains of HIV-1 were conducted this year. These studies confirmed the efficacy of the nanoviricides against both HIV-I strains. We plan on continuing these studies towards the preparation of a Tox Package for filing an IND in the near future. These planned studies are elaborate, intensive, time-consuming, resource-intensive, and expensive. Our ability to conduct these studies depends upon adequate financing for the staff as well as for the materials required for the various experiments. We plan on continuing to rely upon external providers and collaborators for various services as before, wherever possible, in order to minimize capital expenses. The Company will strategically evaluate any outsourcing of the production of certain key intellectual property sensitive materials very carefully.

As the studies progress, we may find it necessary to accelerate the development of a second anti-HIV drug, HIVCide-II, in order to cover the various types, strains, quasi-species and mutants of the HIV viruses as completely as possible. Our objective is to develop anti- HIV drugs that together respond to the needs of combating the rapidly changing HIV viruses in the most complete fashion possible. The Company expects that these two anti-HIV drugs together should encompass the currently known array of HIV types and subtypes in the world. These first nanoviricides drugs have been designed to engulf the virus particles, and dismantle them.

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

Background: Influenza

Seasonal Influenza

Seasonal influenza, commonly known as the common flu, is a viral infection characterized by symptoms including fever, cough, sore throat, fatigue, headache, and/or chills. According to the U.S. Centers for Disease Control and Prevention (“CDC”), (www.cdc.gov), an estimated 5% to 20% of the American population suffers from influenza annually, more than 200,000 people are hospitalized from flu complications, and approximately 36,000 people die from the flu in the US. The worldwide death toll is estimated at upwards of 200,000 per year. Influenza is particularly dangerous to the elderly, young children and people with certain chronic health conditions. Outbreaks of seasonal flu tend to follow predictable patterns usually occurring in the winter. New vaccines are developed annually based on known flu strains and are usually available for the annual flu season. There are also antiviral treatments available for the treatment of people infected with the influenza virus.

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

Pandemic Influenza

Pandemic flu is a global disease outbreak that occurs when a new influenza virus emerges so that people have had no previous exposure. This situation occurs rarely and only occurred three times in the 20th century. Minor pandemic outbreaks and minor epidemics occur relatively frequently.

The lesson from the “swine flu” pandemic outbreak of 2009 is very interesting. The H1N1/2009 outbreak appears to have begin in Mexico and was first identified in California. Thereafter it ravaged through Mexico and rapidly spread through the cities in USA and across the world, causing a global pandemic. While the US Government and various other governments made every effort to bring vaccines to contain the disease into production, the vaccines became available too late in the sequence of events. It has become quite evident that creating a new vaccine, testing it for efficacy, scaling it up through production, manufacturing, supplying to a supply center, and distributing it locally are all steps that have significant natural time limitations. In spite of accelerating the FDA approval processes involved within these steps to the maximum extent possible, vaccines could not reach the population in time.

Nature has once again opened the eyes of the world to the need for developing novel, effective treatments against influenza viruses that keep changing like a chameleon. The “swine flu” caused an epidemic in India in September/October, 2009, and is back in full force again in India in September/October 2010. In addition, the “bird flu” H5N1 epidemic in southeast Asian countries continues to slowly simmer. The H5N1 virus has recently been found in pigs as well. Pigs serve as a transition species for adaptation of the flu virus originating in birds to become successful in infecting and spreading in human populations.

Flu Prevention and Treatment

The development of effective therapeutics has challenged medical researchers due to the seasonal variation in viral strains and the highly infectious nature of influenza. Patients, therefore, have limited treatment options. Amantadine(™) and rimantadine(™) are used for treatment of influenza A but are ineffective against influenza B. In addition, these drugs cause some adverse side effects, and the virus tends to develop resistance to these drugs. For the 2005-2006 flu season, the CDC has recommended against the use of amantadine and rimantadine for the treatment or prophylaxis of influenza in the United States due to signs of resistance to those drugs. Arbidol is in human use for influenza treatment in Russia and China but it has not yet been widely accepted as being effective. Arbidol side effects include allergic reactions and sensitization, particularly in children.

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

Roche, in collaboration with Gilead Sciences, and GlaxoSmithKline (“GSK”) have currently approved neuraminidase inhibitors on the market. Roche’s neuraminidase inhibitor, oseltamivir (Tamiflu(™) is a twice-a-day, orally active neuraminidase inhibitor, while GSK’s neuraminidase inhibitor, Relenza(™) is administered by dry powder inhaler twice a day. Both drugs are approved for marketing in the United States and other countries for treatment of influenza. Roche’s neuraminidase inhibitor is also approved for prophylaxis use for prevention of influenza. In addition to these companies with neuraminidase inhibitors, there are other companies working to develop vaccines and other antiviral drugs to be used against various strains of influenza.

BioCryst has developed a neuraminidase inhibitor, peramivir, as an IV infusion, for the treatment of common influenza as well as H5N1. Peramivir previously failed its Phase II human trials, and BioCryst had stated that this may be due to the use of short needles in the Phase II study. In spite of various issues with efficacy and bioavailability, peramivir was approved for influenza treatment in Japan in January, 2010.

Several molecular biology oriented studies have described that there are significant differences between the neuraminidase of the H5N1 strain and those of the other common influenza strains that may be responsible for the poor efficacy of neuraminidase inhibitors as a class against H5N1. The New England Journal of Medicine reported one study which assessed the results of 17 prior studies related to the effectiveness of neuraminidase inhibitors. de Jong, Memo d., Thanh, Tran T., Khanh, Truong H., et. al. “Oseltamivir Resistance during treatment of Influenza A (H5N1) Infection, New England Journal of Medicine, Volume 353:2667-2672, December 22, 2005, November 25.

Other Drugs Against Influenza

The broad-spectrum nucleoside analog prodrug T-705 (Toyoma, Japan) is now in clinical trials. Its mechanism of action is stated as a viral polymerase inhibitor, after conversion by two cellular enzymes. Phase III clinical trials started in Japan in late 2009. Phase II clinical trials started in the USA in early 2010.

Fludase(™) (DAS181) (NexBio) is an enzyme that removes sialic acids from human cells, thus blocking entry of influenza virus. At present it is in Phase II clinical trials in the USA.

Some companies are developing viral M2-channel inhibitors, in the same drug class as amantadines. The objective is to develop M2-channel inhibitors with less potential for development of drug resistance or escape mutants.

Antibodies Against Influenza

Crucell, NV has recently reported that they are developing monoclonal antibodies as drugs against H5N1 bird flu. We ourselves were developing AviFluCide-I which uses a ligand based on certain anti-H5N1 antibodies. However, escape of virus against antibody drugs has been a major challenge, particularly for the influenzas and for HIV, and many other viral diseases. All of these viruses exhibit a significant antigenic drift, caused usually by small changes in the structure of their coat protein.

FluCide Program

Our broad-spectrum nanoviricide, FluCide-I is targeted to bind to the virus at its sialic acid binding sites on both hemagglutinin (HA) and neuraminidase (NA) proteins. The FluCide nanoviricide carries a multiplicity of ligands that are designed to mimic the sialic acid natural ligand. FluCide-I is thus expected to bind to the virus at multiple sites on the virus surface. This targeted surfactant-like attack is expected to destroy the virus particle or render it incapable of infecting a human cell. Influenza viruses are well known to be susceptible to surfactants.

Since both Influenza viral HA and NA continue to bind to sialic acids in spite of all mutations, FluCide-I is expected to be able to attack the virus even when it mutates, and thereby suppress escape significantly. However, this needs to be proven in extensive studies.

--------------
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

Our first RabiCide drug candidates were tested at NIHE, Vietnam, in the first quarter of 2007. The Rabies drug, identified as RabiCideTM, salvaged 30% of the animals given 1000X the lethal dose of rabies virus directly into the brain. There can be no assurance that our drug candidate (RabiCide), if developed, can successfully be manufactured. There are no guarantees that the drug, even if successfully manufactured, can produce revenue for the Company.

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

Background: NanoViricides Company Philosophy

NanoViricides, Inc. is a for-profit company. We have identified several diseases as large commercially important drug development targets. These include HIV, Hepatitis C, Herpes Simplex Virus, and Influenzas, among others. It is theoretically possible to develop nanoviricide drugs against a large number of infectious disease agents, particularly viruses. In this regard, there is a potential to develop good nanoviricides against these infectious agents, including those that are primarily seen in developed countries and well as those primarily seen in developing and sub-tropical areas.

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

It is not possible for any early-stage pharmaceutical company to expeditiously tackle a large number of disease targets without significant assistance and collaborations, both financial and technical. The Company has been successful in building the necessary relationships to date with various civilian and military agencies as well as with various universities and commercial entities regarding various collaborations. The Company has thereby made and will need to continue to develop additional collaborations in order to minimize capital outlays.

Products

NanoViricides, Inc. currently has no products for sale.

Products In Development

The following table summarizes NanoViricides active development projects as of June 30, 2010.

Table 1. Products in Development
	Project	Virus	Description	Development Stage
1	FluCide(™)	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Preclinical
2	HIVCide (™)	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical
3	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical
4	HerpeCide (™)	HSV-1, HSV-2	Herpes “Cold Sores” and Genital Herpes, Topical Cream and Gel Formulations	Preclinical
5	DengueCide(™)	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical
6	RabiCide (™)	Rabies	Anti-Rabies nanoviricide	Preclinical; Background Project
7	Nanoviricide against Ebola/Marburg	Filoviruses (Ebola, Marburg, various strains)	Broad-Spectrum nanoviricide against all strains of Ebola and Marburg filoviruses	Preclinical; Background Project
8	HepCCide (™)	HCV	Anti-HCV nanoviricide	R&D, project delayed, expect to restart in 2011-2012

FluCide, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti- influenza nanoviricide. It is based on ligands that we have developed through rational drug design. These ligands are based on a well known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces. Our broad-spectrum ligand used in FluCide is based on the sialic acid expressed by cells. Therefore, it is expected to work well against all of the influenza viruses. Since all influenza viruses, no matter what type (A, B, C), which subtype (e.g. HxNy of Influenza A), or clades, or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses must bind to our ligand. If an influenza virus escapes FluCide-I, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals.

HIVCide, is our first announced drug project against HIV-I. Our first HIV drug to be developed is a targeted nanoviricide against HIV and is engineered with specific recognition ligands that allow multiple point binding to inactivate HIV virus in the bloodstream.

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

HerpeCide - We undertook a new project this year and have already designed a ligand, made a nanoviricide drug, and tested in cell cultures successfully. HerpeCide is being developed as skin cream or gel formulation for the treatment of oral and genital herpes lesions. We expect animal studies to begin in 2010-2011.

DengueCide - We undertook a new project this year and have already designed a ligand, made a nanoviricide drug, and tested in cell cultures as well as in vivo successfully. We will be further optimizing the drug candidates in 2010-2011.

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

Nanoviricide against Ebola/Marburg - Our collaboration with USAMRIID for the development of a nanoviricide against Ebola/Marburg has resulted in significantly active drug candidates. We plan an further improving these drug candidates. We continue our efforts at obtaining federal funding for this project.

HCV- A Hepatitis C nanoviricide is planned for research and development to begin in 2011-2012. The Company has not yet sourced the materials to target this disease. The cell culture models available for HCV are very limited in nature. In particular, their application to study relative efficacies of virus neutralizing drugs is not well established. The in vivo  studies against HCV require specialized animal models. A highly specialized mouse model with a human liver xenograft has become available for HCV studies. However, the studies take a very long time and also are very expensive. The Company has only begun the early stages of a plan to develop nanoviricides against Hepatitis C. This project continues to be of major commercial interest. However, we plan to tackle it when appropriate levels of funding resources are available to the Company.

Drug Formulations

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

Drug Development Plan

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

The Company intends to manufacture FluCide, HIVCide, Nanoviricide Eye Drops, HerpeCide, DengueCide, RabiCide as well as other drugs for pre- clinical animal studies and human clinical studies, in facilities owned or leased by the Company. In the event that we cannot secure funding that allows us to establish the necessary facilities to manufacture such drugs, we plan to subcontract with third party facilities that have the appropriate capabilities and regulatory licenses to manufacture our drugs and materials on a commercial scale.

Certain FDA regulations enable the use of research products produced in a non-GMP-certified facility for certain human studies, provided the materials and production facility meet certain standards. The Company may be able to take advantage of these regulatory amendments in order to advance our drugs into IND stage and first-in-human studies more rapidly.

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

Patents, Trademarks and Proprietary Rights

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $4,160,814 since inception through June 30, 2010 and $1,244,883 and $828,952 and $746,309 for the years ended June 30, 2010, 2009 and 2007, respectively. No royalties are due or have been paid from inception through June 30, 2010.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s 133,980,471 outstanding shares of common stock and 7,000,000 shares of our Series A Convertible Preferred Stock as of June 30, 2010. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately seventy percent (70%) of the outstanding capital of TheraCour Pharma., Inc.

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

A provisional U.S. patent application filed in July 2009 was abandoned, in favor of a broader international (PCT) patent application covering the contents of that application and also more recent inventions in the same technology stream. The priority date afforded by the provisional application would have been available only in the U.S., and therefore a single, uniform, international application covering the technology invented to date will be pursued instead.

The two PCT applications listed above are now in national or regional application stages. The counterpart of PCT/US06/01820 has issued as a Singapore National Patent Publication, a South African patent, and also as an OAPI regional patent covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d'Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo.  Prosecution in other countries is ongoing.

ANTIVIRAL AMPHIPHILIC POLYMERS

Of the patents and technologies licensed, the Company believes that the Company will not be using the intellectual property, compositions of matter, or other aspects described and secured under the US Patent No. US 6,521,736. The Company believes that this patent describes an inferior technology compared to the technology in the later patent filings of Dr. Diwan. This patent, the Company believes, discloses prototype materials that served to establish the proof of principles developed by Dr. Anil Diwan, the Company’s President and co- founder, whether such materials were possible to create and whether such materials would indeed be capable of encapsulation of pharmaceutically relevant compounds. The Company believes that the new and novel compositions disclosed in the new patent applications, No. PCT/US06/01820, and No. PCT/US2007/001607, and additional proprietary intellectual property provide the necessary features that enable the development of nanoviricides. The Company believes that no other published literature materials or existing patents are capable of providing all of the necessary features for this development, to the best of our knowledge. However, the Company has no knowledge of the extensive active internal developments at a number of companies in the targeted therapeutics area.has no knowledge of the extensive active internal developments at a number of companies in the targeted therapeutics area.

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

Trademarks

On April 20, 2010, the United States Patent and Trademark Office granted trademark registration number 3,777,001 to the Company for the standard character mark “nanoviricides” (the “Mark”) for International Class 5, pharmaceutical preparation for the treatment of viral diseases.  The Mark was registered on the Principal Register and is protected in all its letter forms, including corresponding plural and singular forms, various forms of capitalization, and fonts and designs.

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

The FDA must approve a drug before it can be sold in the United States. As of the date of this filing, the FDA has approved other nano- particulate drugs including Emend® by Merck and Rapamune® by Wyeth, as well as others. The general process for FDA approval is as follows:

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

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve three separate phases that often overlap, can take many years to compile and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

•	Phase I. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.
•
Phase II. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.

•
Phase III. If a compound appears to be effective and safe in Phase II clinical trials, Phase III clinical trials are commenced to confirm those results. Phase III clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase II clinical trials to fail in the more rigorous and reliable Phase III clinical trials.

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

Employees and Service Providers

As of June 30, 2010, the Company had six full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour. The Company has subcontracted some of its animal studies to KARD Scientific, Inc. and to government, academic, and private institutions. Some of the Company's R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

This Form-10K contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

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

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment. We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:
•	the absence of an operating history;
•	the lack of commercialized products;

•	insufficient capital;
•	expected substantial and continual losses for the foreseeable future;
•	limited experience in dealing with regulatory issues; the lack of manufacturing experience and limited marketing experience;
•	an expected reliance on third parties for the development and commercialization of our proposed products;
•	a competitive environment characterized by numerous, well-established and well capitalized competitors; and
•	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our ability to become profitable depends primarily on the following factors:
•	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our nanoviricide drug(s);
•	our R&D efforts, including the timing and cost of clinical trials; and
•	our ability to enter into favorable alliances with third-parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

We have incurred significant operating losses and may not ever be profitable.  As of June 30, 2010 we have a cash and cash equivalent balance of $6,955,733. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $16,742,359 at June 30, 2010. Such losses are expected to continue for the foreseeable future.  As a result of recent financing, the Company estimates that it has sufficient cash to support current operations through the next six quarters, i.e. through December 31, 2011.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2010 we have a cash and cash equivalent balance of $6,955,733 which combined with the $2,500,000 obtained through the sale of the Company’s common stock, after the close of the Company’s year end, will be sufficient to fund our operations for the next eighteen months. We expect to incur additional costs of approximately $10~15 million dollars in the upcoming twenty-four months to construct or obtain facilities to support a initial new drug application filing with the FDA in accordance with our business plans.

In the event that we cannot obtain acceptable financing, or that we are unable to secure additional financing on acceptable terms, we would be unable to complete development of our various drug candidates. This would necessitate implementing staff reductions and operational adjustments that would include reductions in the following business areas:
•	research and development programs;
•	preclinical studies and clinical trials; material characterization studies, regulatory processes;
•	establishment of our own laboratory or a search for third party marketing partners to market our products for us.

The amount of capital we may need will depend on many factors, including the:
•	progress, timing and scope of our research and development programs;
•	progress, timing and scope of our preclinical studies and clinical trials;
•	time and cost necessary to obtain regulatory approvals;
•	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;
•	time and cost necessary to respond to technological and market developments;
•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and
•	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:
•	enter into leases for new facilities and capital equipment;
•	enter into additional licenses and collaborative agreements; and
•	incur additional expenses associated with being a public company.

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

Until the formation of NanoViricide, Inc. (the Company's predecessor prior to the exchange) our management and key personnel had no experience in pharmaceutical drug development and, consequently, may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:
•	develop products internally or obtain rights to them from others on favorable terms;
•	complete laboratory testing and human studies;
•	obtain and maintain necessary intellectual property rights to our products;
•	successfully complete regulatory review to obtain requisite governmental agency approvals;
•	enter into arrangements with third parties to manufacture our products on our behalf; and
•	enter into arrangements with third parties to provide sales and marketing functions.

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

We also are subject to the following risks and obligations, related to the approval of our products:
•	The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.
•	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution.
•	In addition, many foreign countries control pricing and coverage under their respective national social security systems.
•	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.
•	The FDA or foreign regulators may change their approval policies or adopt new regulations.
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

The work-plan we have developed for the next twelve months is planned to enable us to file a pre-IND application for at least one of our drug candidates, possibly influenza, HIV or the nanoviricide eye drops, in the 2010-2011 fiscal year. We believe that this work-plan will lead us to obtain certain information about the safety and efficacy of these drug candidates. We need to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. The data will then be used to file an IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

We have expended $ 10,089,372 on research and development from inception through June 30, 2010.

We have an R&D and other costs budget of $2,500,000 for the next 12 months. In the last three years we have established lead compounds against a number of viral diseases and completed proof of principle studies against a number of viral diseases. We now have lead drug compounds against all Influenzas, HIV, Viral diseases of the Eye, Oral and Genital Herpes, and Dengue viruses. We are currently working on identifying and establishing collaborations with pharmaceutical companies as well as government institutions for the purpose of co- development of these products. Notwithstanding these efforts, we will continue the development of these drugs, as well as our other drug development endeavors that include Rabies, Dengue viruses, and Ebola/Marburg viruses.

The Company has the cash on hand to complete the budgeted R&D work through December 31, 2011. Should the pre-clinical studies of our Influenza, HIV, Viral diseases of the Eye, and Oral and Genital Herpes drugs meet managements expectations the Company will require substantial additional funding to take any one or more of these drugs into IND filing(s) with the FDA. The Company projects it will need an additional $15 million for the costs of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies required for filing an IND, and for constructing or obtaining facilities to support such application.

The Company will be unable to proceed with its business plan beyond December 31, 2011, without obtaining additional financing of approximately $3 - $5 million to support its budgeted Research and Development and other costs.

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

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trails in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to meet revenue-generating operations.

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

The Company does not hold the rights to any other patents nor does the Company conduct its own research and development to develop other products to manufacture and sell. If the Company’s Agreement with TheraCour is terminated, it is unlikely we will be able to commence revenue-generating operations or that the Company could continue operating at all.

We lack suitable facilities for clinical testing; reliance on third parties.

The Company does not have facilities that could be used to conduct clinical testing. We expect to contract with third parties to conduct all clinical testing required to obtain approvals for any drugs that we might develop. We currently outsource all clinical testing to a number of third parties in various collaborations and service contracts. In addition,  KARD Scientific is not under contract to perform studies for us, and studies are commissioned with KARD on an as needed basis. Any of our collaborators or service providers may discontinue the service contract or collaboration. We will then be required to modify our priorities and goals, obtain other collaborators or service providers to replace the ones we lose, or we may even be forced to abandon certain drug development programs. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis or otherwise impair our competitive position.

We have limited manufacturing experience.

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

The Company has entered into a Material License Agreement with TheraCour Pharma, Inc. (“TheraCour”) (an approximately 24.9% shareholder of the Company’s common stock) whereby TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

Development costs charged by and paid to TheraCour Pharma, Inc. were $3,651,974 since inception through June 30, 2010; No royalties are due to TheraCour from the Company’s inception through June 30, 2010.

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

The Company believes the following persons are critical to the success of the Company as well as the terms of the employment agreements between them and the Company:

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board.  Both agreements provide a minimum annual base salary of $250,000 for a term of four years. In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange.

As additional compensation under the employment agreements, the Company issued 250,000 shares of the Company’s Series A Convertible Preferred Stock and shall issue an additional 250,000 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of common stock, and will issue an additional 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of common stock on each anniversary date of the agreement.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 125,000 shares of common stock, and will issue an additional 125,000 shares of common stock on each anniversary date of the agreement.

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc. which owns approximately twenty-seven percent (24.9%) of our Common Stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction which has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

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

We may enter into contracts with various U.S. government agencies which have special contracting requirements that give the government agency various rights or impose on the other party various obligations that can make the contracts less favorable to the non- government party. Consequently, if a large portion of our revenue is attributable to these contracts, our business may be adversely affected should the governmental parties exercise any of these additional rights or impose any of these additional obligations.

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

We have recently completed preliminary animal studies against HIV that have resulted in the finding that certain of our drug candidates were superior to the oral HAART cocktail in SCID-hu mice lethally infected with HIV-I. We thus believe that we have a very strong lead drug identified against HIV. There are several companies with anti-HIV drugs in the market. A new drug, maraviroc from Pfizer has recently been approved, which falls in a new class called CCR5-blockers. Prior to this, two new drugs in a new class called Integrase Inhibitors have been approved. A drug in the class called Entry & Fusion Inhibitors, enfuvirtide, (FuzeonTM, Roche) has also been available. Additionally, the classical drugs, NRTI’s, NNRTI’s and PI’s (protease inhibitors) are used in various combinations. The HIVCide-I nanoviricide is expected to act by a very different kind of mechanism, defining a new class of drugs, that is complementary to the existing classes of anti-HIV drugs.

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

The price of our common stock, as quoted on the NASD OTC Bulletin Board, may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:
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

At June 30, 2010, shareholders of the Company had 69,088,509 shares of restricted stock, or 51.57% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

We may issue additional equity shares to fund the Company’s operational requirements which would dilute share ownership.

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

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2010, we had 133,980,471 of common stock outstanding, and warrants and options convertible to 11,226,950 shares of common stock outstanding.

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

As of June 30, 2010, 69,088,509 of 133,980,471 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 16,228,509 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

The requirements of complying with the Sarbanes-Oxley act may strain our resources and distract management.

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

ITEM 3: LEGAL PROCEEDINGS.

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4: REMOVED AND RESERVED.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock was initially traded on the Pink Sheets under the symbol NNVC. From June 29, 2007 the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

June 30, 2010	$1.80	$2.64
March 31, 2010	$1.67	$1.75
December 31, 2009	$.81	$.87
September 30, 2009	$.80	$.84
June 30, 2008	$1.30	$1.49
March 31, 2008	$0.50	$0.54
December 31, 2007	$0.36	$0.42
September 30, 2007	$0.65	$0.74

Number of Shareholders.

As of June 30, 2010, a total of 133,980,471 of the Company’s common stock (shares) are outstanding and held by approximately 239 shareholders of record of our common stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms . Of this amount, 64,891,962 shares are unrestricted. Approximately 16,228,509 shares are restricted securities held by non-affiliates, and the remaining 52,860,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2010, there were 11,226,950 warrants and 1,875,000 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended June 30, 2010, 2009 and 2008, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

For the year ended June 30, 2010, the Company's Board of Directors authorized the issuance of 150,822 shares of the Company’s .001 par value common stock with a restrictive legend, for services.  The Company recorded an expense of $151,053.

On June 9, 2010, 195,000 warrants were converted into the Company’s .001 par value common stock.  The Company received $195,000 upon this conversion.

In May, 2010, the SAB was granted warrants to purchase 50,000 shares of the Company’s $.001 par value common stock at $1.38 per share.  These warrants, if not exercised, will expire in May, 2014.  The fair value of these warrants in the amount of $82,800 was recorded as consulting expense.

In April, 2010, the Company’s Board of Directors authorized the issuance of 39,625 shares of the Company’s $.001 par value common stock with a restrictive legend in payment of a current account payable for laboratory equipment in the amount of $31,700.

On March 3, 2010, the Company issued 250,000 shares of .001 par value common stock and 593,750 shares of Series A to certain of its employees pursuant to the terms of certain employment agreements.  The Company recorded a salary expense of $1,532,830.

In February, 2010, the SAB was granted warrants to purchase 50,000 shares of the Company’s $.001 par value common stock at $1.272 per share. These warrants, if not exercised, will expire in February 2014.  The fair value of these warrants in the amount of $40,200 was recorded as consulting expense.

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

In November, 2009, the SAB was granted warrants to purchase 50,000 shares of the Company’s .001 par value common stock at $1.06 per share.  These warrants, if not exercised, will expire in November 2013.  The fair value of these warrants in the amount of $39,600 was recorded as a consulting expense.

In November, 2009, the Company’s Board of Directors authorized the issuance of 32,500 shares of the Company’s .001 par value common stock with a restrictive legend, in payment of a current account payable for laboratory equipment in the amount of $25,200.

On November 10, 2009, 10,000 warrants were converted into the Company’s .001 par value common stock.  The Company received $1,430 upon this conversion.

On September 30, 2009, the Company accepted subscriptions from certain accredited investors and warrant holders in the total aggregate amount of $3,217,400.  In the Company’s offering of Units comprised of shares of the Company’s $.001 par value common stock and warrants to purchase the Company’s $.001 par value common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  The Company paid $5,250 and issued 5,250 warrants as a Finder’s Fee.  The fair value of the warrants in the amount of $3,570 was recorded as an expense.

In August 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of the Company’s .$.001 par value common stock at $1.10 per share.  These warrants, if not exercised, will expire in August 2013.  The fair value of these warrants in the amount of $41,400 was recorded as a consulting expense.

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

The Warrants may be exercised at any time and expire on August 17, 2012. The Company allocated a relative fair value of $471,661 to these warrants, by using the Black- Scholes option pricing model.

In May 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $0.78 per share. These warrants, if not exercised, will expire in May, 2013. The fair value of these warrants in the amount of $30,600 was recorded as consulting expense.

For the year ended June 30, 2009, the Company's Board of Directors authorized the issuance of 244,530 shares of its common stock with a restrictive legend, for services. The Company recorded an expense of $176,599.

In April 2009 the Company’s Board of Directors authorized the issuance of 172,500 shares of its common stock with a restrictive legend, in payment of a current account payable for laboratory equipment in the amount of $137,500.

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

In August 2008, members of the Scientific Advisory Board (SAB) were granted warrants to purchase 50,000 shares of common stock at $1.56 per share. These warrants, if not exercised, will expire in August 2012. The fair value of these warrants in the amount of $47,500 was recorded as consulting expense.

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

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company has never utilized an underwriter for an offering of its securities. Some of the investors were introduced to the Company by certain Agents that we call Finders. The Company had individual agreements with the Finders regarding fees payable to them. Fees paid to these agents were $- 0- and $29,400 in the years ended June 30, 2010 and June 30, 2009 respectively.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010.

On May 12, 2010, the Company issued 500,000 shares of its Series B in accord with the aforementioned agreement.  The Company received $5,000,000 in consideration for the Series B.  The Company recorded a placement agent fee of $400,000 and legal fees of $50,000 in association with this transaction.

On May 11, 2010, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale of 500,000 shares of the Company’s $.001 par value Series B Convertible Preferred Stock, (“Series B”) at the purchase price of $10.00 per share (the “Purchase Price”).  Under the terms of the agreement, 60,000 shares of Series B shall automatically convert into shares of the Company’s .001 par value common stock at the closing and every fourteenth day thereafter at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Company’s .001 par value common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  The Agreement also provided that a 10% per annum dividend would accrue on all outstanding shares of Series B (the “Dividend”), to be paid on each conversion date either in cash or the Company’s .001 par value common stock.  If the Company chooses to pay the said dividends in stock, each share of the Company’s .001 par value common stock would be valued at 85% of the 10-day VWAP.

Thus far, the Company has used the net proceeds of the offering for working capital.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended June 30, 2010. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

Collaborative Agreements and Contracts

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCideTM-I, AviFluCide-ITM and AviFluCide-HPTM were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing ofRabiCide-ITM, the company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008. The work with NIHE will likely continue through calendar year 2010. While the MOU provides for a final agreement between the Company and NIHE, we have not yet discussed a “final agreement” with NIHE and continue to work under the existing MOU. There are no financial obligations or responsibilities for either the Company or NIHE pursuant to the provisions of the MOU.

We have finalized execution of a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC), Atlanta, GA in July, 2008. This agreement was initiated based on our success against Rabies in the animal studies conducted at NIHE Vietnam. Preliminary animal studies against Rabies were expected to start in the last quarter of calendar year 2009 or first quarter of calendar year 2010. The Company has lowered the priority of this program during the recent economic crisis in order to use our resources most effectively. Subsequent to the agreement execution, the Company has supplied certain materials to CDC for testing. This testing, if successful, is expected to expand to involve potential use of nanoviricides as (1) a post- infection therapeutic drug against rabies, possibly in conjunction with a rabies vaccine, and (2) a post-exposure prophylactic drug against rabies, to replace costly human or monoclonal antibodies, possibly in conjunction with a rabies vaccine. To date, there is no effective post-infection therapeutic against rabies. Post-exposure prophylaxis market has been estimated to be as much $300M to $500M worldwide.

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

We have finalized an agreement with a Medical Institute to perform animal studies of our eye drop formulation of nanoviricides against viral EKC (viral Epidemic Kerato-conjunctivitis) in March, 2008. The first EKC-CideTM-I animal study was completed in June, 2008. Biochemical testing of the samples is continuing. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment. We have received significant interest from certain Pharmaceutical companies in this drug candidate.

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

Subsequent Event.

Management performed an evaluation of the Company’s activity through October 13, 2010, the date these financials were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event should be disclosed.

On September 16, 2010, Seaside 88 LP (“Seaside”) and the Company executed a Letter Agreement and Amendment (the “Letter Agreement”) regarding the purchase and sale of an additional 500,000 shares (the “Additional Shares”) of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the purchase price of $10.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the parties (the “Agreement”).

Pursuant to the Letter Agreement, the parties agreed to amend certain provisions of the Agreement so that the Additional Shares could be purchased in two (2) closings, at each of which the Company will issue and sell to Seaside 250,000 shares of Series B Preferred Stock.  The parties also agreed that the second closing of the Additional Shares would occur ninety (90) days subsequent to the first closing of the Additional Shares (the “First Follow-on Closing Date”).  The Company also agreed to decrease the number of shares of Series B Preferred Stock that automatically convert from 60,000 shares to 40,000 shares, commencing on the First Follow-on Closing Date and  the date of the subsequent closing, and every 14th day thereafter, subject to certain limitations and qualifications, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Certificate of Designation for the Series B Preferred Stock was amended to reflect such change in the number of shares convertible into Common Stock at each conversion date.  Each share of Series B Preferred Stock converts into shares of Common Stock at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.

In the event that the 20-Day VWAP, as defined in the Agreement, does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the shares to be converted on the following conversion date.

The First Follow-on Closing occurred on September 21, 2010.  The conversion price per share for the First Follow-on Closing was $0.93007, and the Company raised gross proceeds of $2,500,000 at such First Follow-on Closing, before estimated offering expenses of approximately $270,000 which includes placement agent and attorneys’ fees.

The offering is made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010.  The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the offering.

In connection with the offering, pursuant to a placement agency agreement entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company on March 3, 2010 (the “Placement Agent Agreement”), the Company will paid Midtown a cash fee representing 8% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

On August 16, 2010, the Company reported that its anti-Herpes drug candidates demonstrated significant efficacy in the recently completed cell culture studies in Dr. Rosenthal Lab at NEOUCOM.  Several of the anti-Herpes nanoviricides® demonstrated a dose-dependent maximal inhibition of Herpes virus infectivity in a cell culture model. Almost complete inhibition of the virus production was observed at clinically usable concentrations. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1).  H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains. The H129 strain will be used in subsequent animal testing of nanoviricides.

The Company’s Drug Pipeline

Management believes that it has achieved significant milestones in the development of a number of antiviral nanoviricide drug candidates. We now have high efficacy lead drug candidates against five commercially important diseases, namely, (1) All Influenza viruses (FluCide-I), (2) HIV (HIVCide-I), (3) Nanoviricide Eye Drops for Viral Infections of the External Eye, (4) a nanoviricide against Herpes “Cold Sores” and genital herpes, and (5) Dengue viruses. Further, the Company has identified highly active nanoviricide drug candidates against Ebola/Marburg, and against Rabies. In addition, the Company has also established the technology feasibility for (a) broad-spectrum nanoviricides, and (b) Just-in-Time ADIF(™) technology; both of which are well suited for stockpiling to defend against known as well as novel infectious diseases.

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

The Company continued its organizational efforts  and has signed or is in the process of obtaining several new agreements and contracts that are expected to have a significant positive impact for us in the near future. In addition, the Company improved its anti-influenza drug candidates further. This has led to the development of a single, pan-influenza drug candidate in the FluCide program that is highly effective against H1N1 influenza, as well as H5N1 Clade 1 and H5N1 Clade 2, distinctly different bird flu viruses feared to be capable of causing a pandemic. This drug candidate is expected to be highly effective against the current pandemic novel Influenza A/H1N1/2009 “swine flu” virus as well. We plan on conducting testing of this nanoviricide against a number of different influenza virus strains in the very near future. Consolidation of the three different programs, viz FluCide, FluCide-HP and AviFluCide into one without compromising effectiveness or safety, is expected to yield significant benefits in that the drug development complexities may be expected to be reduced and drug development costs may be expected to be reduced substantially. In addition, the Company added two new commercially important drugs to its pipeline of drug candidates this year. Thus, despite the re-prioritization due to financial constraints and worldwide economic conditions, the Company has made a significant level of progress and has achieved significant accomplishments this year.

Requirement for Additional Capital

As of June 30, 2010 we have a cash and cash equivalent balance of $6,955,733 which combined with the $2,500,000 obtained through the sale of the Company’s preferred Series B stock, after the close of the Company’s year end, will be sufficient to fund our currently budgeted operations for the next eighteen months at the Company’s current rate of expense.

We estimate that we will need approximately an additional $10M to $15M over the next 18 months for further development of our drug pipeline. These additional funds, if raised, will enable us to perform Toxicology Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing our first Investigational New Drug Application (“IND”) with the US FDA on one of our drug candidates. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file our first IND.

Further, we anticipate incurring additional capital costs  in the upcoming eighteen months to construct or obtain facilities to support an initial new drug application filing with the FDA in accordance with our business plans.

We are currently evaluating several vehicles for raising these additional funds.

Assuming that we are successful in raising this additional financing, we anticipate that we will incur the following additional expenses over the next 18 months.

1.         Research and Development of $5,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide,, Eye nanoviricide, HIVCide, HerpeCide, Dengue and Ebola/Marburg, and Rabies programs.

2.         Corporate overhead of $1,250,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3.         Capital costs of $1,500,000: This is the estimated cost for equipment and laboratory improvements..

4.         Staffing costs of $1,500,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

In addition the Company anticipates estimated capital costs of $2,000,000 for infrastructure and laboratory facilities for a scaled up research pilot production facility.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of June 30, 2010 the Company drew down $5,000,000 of the $40 million S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required. . If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

The following table summarizes the primary components of our research and development expenses as allocated, during the periods presented in this Form 10-K.

Table 3: R&D Cost Allocations
	Year Ended June 30, 2010	Year Ended June 30, 2009	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2010
All Influenzas: FluCide™, (Note: FluCide-HP, and AviFluCide are now consolidated into a single drug candidate, viz. FluCide)	762,500	334,733	3,624,887
EKC-Cide™, other Eye Viral Infections	495,454	465,903	1,231,557
HIV-Cide™	410,604	758,705	1,609,409
Herpes infections	392,408	392,408
Dengue	201,620	201,620
Other (includes Ebola, and other projects)	75,000	232,593	1,999,668
Unallocated stock compensation	1,029,823	1,029,823
Total Research and development	3,367,409	1,791,934	10,089,372

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Table 4: Drug Development Status
Project	Drug Development of FluCide™ for All Influenzas
Current status
We have developed new ligands for FluCide using additional rational drug design and our experience with the old FluCide, FluCide-HP, and AviFluCide. This development has allowed us to consolidate all three programs into one. The new FluCide is designed as a highly effective, pan-Influenza drug. It is expected to be highly effective against  all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, as well as the novel 2009/H1N1 epidemic virus. Cell culture testing of this drug candidate is scheduled to begin soon.  Animal studies will follow.

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
Timing of commencement of expected material net cash inflows
If we file an IND in the next 18~24 months , we can expect human clinical trials to be completed at the earliest by 2014. Revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval.

Project	Drug Development of Nanoviricide Eye Drops for all Viral Infections of the External Eye
Current status
This year, we developed new, broad-spectrum. ligands that should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. Majority of these viruses are adenoviruses or HSV.

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
Current status
HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy.  In vitro studies against two different HIV-1 strains were very successful. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2010-2011.

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
Current status
HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream and gel formulations, which may result in two separate drugs. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2010-2011.

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

Project	Drug Development of DengueCide(™)
Current status
Anti-dengue nanoviricide drug candidates are currently in preclinical studies. These candidates are being designed to mimic the human cell binding sites common to all types of dengue viruses. The best nanoviricide resulted in a 50% survival of mice in a uniformly lethal animal protocol simulating the ADE effect.
The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2010-2011.

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

Other drug candidates:

Nanoviricides against Rabies, Ebola/Marburg, Hepatitis C Virus (HCV), and several other viral diseases are at various early stages of research and development and involve a substantial amount of uncertainty as to the development of these drug candidates. At this time, very little resources have been allocated to these drugs. However should the early studies of any of these drug candidates provide an indication of high efficacy, the corresponding drug candidate will become a full-fledged drug development project and the Company will endeavor to seek additional funding for the necessary drug development work.

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

The Company is currently engaged in a national search for a manufacturing facility. The manufacturing portion of the facility will eventually need to be certified by the FDA in order for the Company to produce experimental materials that can be used in human clinical trials. It is preferable to use the same quality of materials for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I, II and III).

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

Results of Operations
The Company is a development-stage biopharmaceutical company and does not have revenue for the year ending June 30, 2010.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses increased $649,146 to $1,735,066 for the year ended June 30, 2010 from $1,085,920 for the year ended June 30, 2009. The increase resulted from the Company’s recognition of the fair value of compensation paid in preferred and common stock.

Research and development expenses for the year ended June 30, 2010 increased $1,575,475 to $3,367,409 from $1,791,934 for the year ended June 30, 2009.  This increase in the cost of Research and development is largely attributable to the development of additional drug candidates and increased research and development payroll.

Research and Development expenses were offset in the amount of $162,524 and $58,128 in the years ended June 30, 2010, and June 30, 2009, respectively, by a Connecticut Refundable Research and Development Credit.

Other Income (Expenses) – Net Interest income was $2,980 and $31,928 for the years ending June 30, 2010 and 2009, respectively. Net Interest income in 2010 included interest on cash equivalent deposits in an interest-bearing account.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2009, we had federal net operating loss carryforwards of approximately $13,105,611 resulting in a deferred tax benefit of approximately $6,466,340 for Federal reporting purposes. This amount has been offset by a full valuation allowance.

Net Operating Loss - For the year ended June 30, 2010, the Company had a net loss of $4,744,208, or $0.04 per share compared to a net loss of $2,787,798, or $0.02 per share for the year ending June 30, 2009.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $6,955,733 as of June 30, 2010.    On the same date, accounts payable and accrued liabilities outstanding totaled $1,429,846.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $16,742,549 at June 30, 2010.

As of June 30, 2010 we have a cash and cash equivalent balance of $6,955,733. on September 21, 2010.  the Company raised gross proceeds of $2,500,000 , before estimated offering expenses of approximately $270,000 which includes placement agent and attorneys’ fees from the sale of its Series B convertible preferred Stock.  The Company estimates that it can support current operations through the next six quarters, i.e. through December 31, 2011.

While this sum is sufficient for us to continue our operations through December 31, 2011, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2010.

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

Accounting for Stock Based Compensation – The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified prospective-transition method. Under that transition method, compensation cost recognized in the years ended June 30, 2009 includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

Accounting for Non-Employee Stock Based Compensation – The Company accounts for shares and options issued for non- employees in accordance with the provision of Emerging Issue Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in Conjunction with selling Goods or Services”. According to the provisions of ETIF 96-18, the Company determines the fair value of stock and options granted to non-employees on the measurement date which is either the date of a commitment for performance has been reached or when performance has been completed, depending upon the facts and circumstances. The fair value of the shares and options valued at commitment date is expensed immediately if they were for past services.

POLICY AFFECTING RECOGNITION OF REVENUE

The Company is a development stage company and does not have revenue arising from operations

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 12, 2009, Holtz Rubenstein Reminick LLP ("HRR") was dismissed as the independent accountant of NanoViricides, Inc. (the "Company"). The Board of Directors acting in the capacity of an audit committee approved the dismissal of HRR.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

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

None

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with management’s assessment of our internal control over financial reporting, we determined that there were no material weaknesses in our internal control over financial reporting as of June 30, 2010:

During the period ended June 30, 2009 the Company implemented  additional segregation of responsibilities and authorizations for initiating, authorizing and recording transactions. In addition the Company has engaged the services of a financial consultant to assist in reviewing significant transactions and the Company’s quarterly and annual financial statements.

At present, the Company believes that  internal controls over financial reporting are satisfactory.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010.  Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

None.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	52	President; Chairman of the Board
Eugene Seymour, MD, MPH	69	Chief Executive Officer; Acting Chief Financial Officer; Director

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Eugene Seymour, MD, MPH, age 69, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation which funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master's degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians.

Anil Diwan, PhD, age 52, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc, as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds four patents, one issued and three applied for, and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980).

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

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2010	$254,167	$—	513,823	—	$—	$767,990
CEO, Director	2009	$250,000	$—	—	—	$—	$250,000
	2008	$237,500	$—	2,035	125,000	$—	$239,535

Anil Diwan,	2010	$252,000	$—	513,823	-	$—	$765,823
President, Director	2009	$252,000	$—	-	-	$—	$252,000
	2008	$243,107	$—	5,009	333,334	$1,500	$249,616

Leo Ehrlich,	2010	$—	$—	—	—	$—	$—
Former CFO*	2009	$—	$—	—	—	$—	$—
	2008	$91,666	$—	—	—	$—	$91,666
* Deferred compensation paid in 2008, accrued in 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	500,000	—	$0.10	September 26, 2015	—	—	—	—

Anil Diwan, President and Director	1,000,000	—	$0.10	September 26, 2015	—	—	—	—

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive's individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2010 under the March 3, 2010 employment agreements, the Company issued 250,000 shares of the Company’s Series A Convertible Preferred Stock.  The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal which may not be realized.

DETERMINATION OF COMPENSATION

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (2)
TheraCour Pharma, Inc.(2) (3)
135 Wood Street
West Haven, CT 06516	33,360,000	24.90%
Anil Diwan (2)
135 Wood Street
West Haven, CT 06516	11,000,000	8.21%
Eugene Seymour (4)
135 Wood Street
West Haven, Connecticut 06516	8,500,000	6.34%
All Directors and Executive Officers as a Group (2 persons) (5)	52,860,000	39.45%

(1)           For each shareholder, the calculation of percentage of beneficial ownership is based upon 133,980,471 shares of Common Stock outstanding as of June 30 2010, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)           Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the Nanoviricides shares held by TheraCour Pharma, Inc.  Does not include 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of four shares of Common Stock per each share of Series A and convertible into two shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(3)           Anil Diwan, President and Chairman of the Board of Directors. Includes 10,000,000 shares of NanoViricides common stock held by Dr. Diwan and 1,000,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Diwan that are currently exercisable or will become exercisable within 60 days.

(4)           Eugene Seymour, Chief Executive Officer and Director. Includes 8,000,000 shares of NanoViricides common stock held by Dr. Seymour and 500,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days.

(5)           Includes 33,360,000 shares of Common Stock indirectly owned by certain of the Executive Officers and Directors as a group.

EMPLOYMENT AGREEMENTS

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board.  Both agreements provide a minimum annual base salary of $250,000 for a term of four years. In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange.

As additional compensation under the employment agreements, the Company issued 250,000 shares of the Company’s Series A Convertible Preferred Stock and shall issue an additional 250,000 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of common stock, and will issue an additional 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of common stock on each anniversary date of the agreement.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 125,000 shares of common stock, and will issue an additional 125,000 shares of common stock on each anniversary date of the agreement.

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2010 fiscal year.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2010, the SAB was granted a total of 200,000 stock warrants exercisable into common shares at prices from $.61 to $1.56 per share.

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

TheraCour Pharma, Inc.

On May 12, 2005, the Company entered into a Material License Agreement, amended as of January 8, 2007 (the “License”) with TheraCour Pharma, Inc., (“TheraCour”), our largest shareholder. As of the present, TheraCour granted the Company an exclusive license in perpetuity for technologies developed by TheraCour for six virus types: HIV, HCV, Herpes, Rabies, Asian (bird) flu and Influenza. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) to pay the greater of $2,000 or actual costs, for other general and administrative expenses incurred by TheraCour on our behalf; (4) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (5) that TheraCour Pharma, Inc. shall retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such nanomicelles, to be used for the Licensed Products, exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize the nanomicelles to be used for the Licensed product for its own sake or for others; and (6) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License. On February 15, 2010, the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, in consideration for the issuance of 7,000,000 shares of the Company’s Series A Convertible Preferred Stock, (the “Series A Preferred”), the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.

Development costs charged by and paid to TheraCour Pharma, Inc. was $3,651,974 since inception through June 30, 2010, and $1,086,927 and $828,952 for the years ended June 30, 2010 and 2009, respectively. No royalties are due or have been paid from inception through June 30, 2010.

As of June 30, 2010, TheraCour owns 33,360,000 shares of the Company’s outstanding common stock and 7,000,000 shares of Series A Preferred.  Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer- Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2010, and 2009, were, $78,940 and $ -0-  respectively, and $633,175 since inception.

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

June 30, 2010:	$70,000	Li & Company, P.C.
June 30, 2009:	$35,000	Li & Company, P.C.

June 30, 2009:	$77,000	Holtz Rubenstein Reminick LLP

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

June 30, 2010:	$0	Li & Company, P.C.
June 30, 2009:	$0	Li & Company, P.C.

June 30, 2009:	$0	Holtz Rubenstein Reminick LLP

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2010:	$0	Li & Company, P.C.

June 30, 2009:	$0	Li & Company, P.C.
June 30, 2009:	$0	Holtz Rubenstein Reminick LLP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2010:	$0	Li & Company, P.C.

June 30, 2009:	$0	Li & Company, P.C.
June 30, 2009:	$0	Holtz Rubenstein Reminick LLP

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

Dated: October 13, 2010

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors

(A DEVELOPMENT STAGE COMPANY)
June 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nanoviricides, Inc.
West Haven, Connecticut

We have audited the accompanying balance sheets of Nanoviricides, Inc. (the “Company”) as of June 30, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from May 12, 2005 (inception) through June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2005 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC

Skillman, New Jersey
October 13, 2010

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,955,733	$1,689,442
Prepaid expenses	291,272	321,545
Other current assets	209,902	109,312

Total current assets	7,456,907	2,120,299

Property and equipment, net	1,168,374	688,618

OTHER ASSETS:
Trademark and patents, net	367,077	192,344

Total other assets	367,077	192,344

TOTAL ASSETS	$8,992,358	$3,001,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$127,620	$147,067
Accounts payable – related parties	1,193,593	300,969
Accrued expenses	85,716	35,087
Accrued payroll to officers and related payroll tax expense	22,917	32,596
Derivative Liability	1,043,808	-

TOTAL CURRENT LIABILITIES	2,473,654	515,719

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated; 7,593,750 shares issued and outstanding	7,594	-
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated; 260,000issued and outstanding	260	-
Common Stock, $0.001 par value, 300,000,000 shares authorized; 133,380,411 and 125,299,457 issued and outstanding, respectively	133,982	125,299
Additional paid-in capital	23,116,611	14,455,778
Stock subscription receivable		(100,000)
Deficit accumulated during the development stage	(16,739,743)	(11,995,535)

TOTAL STOCKHOLDERS’ EQUITY	$6,518,704	$2,485,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,992,358	$3,001,261

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30, 2010	Fiscal year Ended June 30, 2009	For the Period From May 12, 2005 (Inception) Through June 30, 2010

Revenues	$-	$-	$-

Operating expenses:
Research and development	3,367,409	1,791,934	10,089,372
Refund Credit for research and development costs	(162,.524)	(58,128)	(420,842)
General and administrative	1,735,066	1,085,920	6,627,953
Total operating expenses	4,939,951	2,819,726	16,296,483
Loss from operations	(4,939,951)	(2,819,726)	(16,296,483)

Other income (expenses)
Interest income, net	2,980	31,928	150,986
Non cash interest on convertible debentures	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	(713,079)
Gain on change in fair market value of derivatives	192,763	-	192,763
Total other income ( expenses)	195,743	31,928	(443,260)
Loss before income taxes	$(4,744,208)	$(2,787,798)	$(16,739,743)
Income tax provision	$-	$-	$-
Net loss	$(4,744,208)	$(2,787,798)	$(16,739,743)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding - basic and diluted	130,497,982	119,619,152

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) THROUGH JUNE 30, 2010

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares issued May 12, 2005 (Inception)	20,000	$20	$-	$(20)	$-	$-

Share exchange with Edot-com.com Inc., June 1, 2005	(20,000)	(20)	-	20	-	-

Shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005	80,000,000	80,000	(79,980)	(20)	-	-

Shares outstanding Edot-com.com Inc., June 1, 2005	20,000,000	20,000	(20,000)	-	-	-

Net loss period ended June 30, 2005	-	-	-	-	(66,005)	(66,005)

Balance at June 30, 2005	100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005	-	-	5,277	-	-	5,277

Legal expenses related private placement of common stock, July 31, 2006	-	-	(2,175)			(2,175)

Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005	-	-	5,302	-	-	5,302

Warrants issued to Scientific Advisory Board, August 15, 2005	-	-	4,094	-	-	4,094

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Options issued to officers, September 23, 2005	-	-	87,318	-	-	87,318

Shares issued for consulting services rendered at $.081 per share, September 30, 2005	2,300,000	2,300	184,000	-	-	186,300

Shares issued for interest on debentures, September 30, 2005	48,177	48	4,267	-	-	4,315

Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005	-	-	166,666	-	-	166,666

Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005	-	-	166,667	-	-	166,667

Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005	-	-	45,000	-	-	45,000

Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005	-	-	275,000	-	-	275,000

Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005	-	-	49,167	-	-	49,167

Warrants issued to Scientific Advisory Board, November 15, 2005	-	-	25,876	-	-	25,876

Shares and warrants issued in connection with private placement of common stock, November 28, 2005	340,000	340	169,660	-	-	170,000

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, November 29, 2005	300,000	300	149,700	-	-	150,000

Shares and warrants issued in connection with private placement of common stock, November 30, 2005	150,000	150	74,850	-	-	75,000

Shares and warrants issued in connection with private placement of common stock, December 2, 2005	100,000	100	49,900	-	-	50,000

Shares and warrants issued in connection with private placement of common stock, December 6, 2005	850,000	850	424,150	-	-	425,000

Shares issued for legal services rendered at $.95 per share, December 6, 2005	20,000	20	18,980	-	-	19,000

Shares and warrants issued in connection with private placement of common stock, December 12, 2005	750,000	750	374,250	-	-	375,000

Shares and warrants issued in connection with private placement of common stock, December 13, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 14, 2005	50,000	50	24,950	-	-	25,000

Shares issued in connection with debenture offering, December 15, 2005	50,000	50	48,950	-	-	49,000

Shares and warrants issued in connection with private placement of common stock, December 20, 2005	50,000	50	24,950	-	-	25,000

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, December 29, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 30, 2005.	50,000	50	24,950	-	-	25,000

Shares issued for interest on debentures, December 31, 2005	19,476	19	17,321	-	-	17,340

Shares issued for consulting services rendered at $1.46 per share, January 9, 2006	3,425	4	4,997	-	-	5,001

Warrants issued to Scientific Advisory Board on February 15, 2006	-	-	49,067	-	-	49,067

Warrants issued to Scientific Advisory Board on May 15, 2006	-	-	51,048	-	-	51,048

Shares issued for interest on debentures, March 31, 2005	7,921	8	22,184	-	-	22,192

Options exercised, May 31, 2006	1,800,000	1,800	88,200	-	-	90,000

Shares and warrants issued in connection with private placement of common stock, June 15, 2006	1,875,000	1,875	1,873,125	-	-	1,875,000
				-
Shares issued for interest on debentures, June 30, 2006	14,426	14	22,424	-	-	22,438

Net loss year ended June 30, 2006.	-	-	-	-	(3,284,432)	(3,284,432)

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at June 30, 2006 ( as restated )	108,878,425	108,878	4,480,035	(20)	(3,350,437)	1,238,456

Shares issued for interest on debentures, July 31, 2006	5,744	6	7,638	-	-	7,644

Shares issued in connection with conversion of convertible debentures, July 31, 2006	3,333,333	3,333	996,667	-	-	1,000,000

Exercise of stock warrants, July 31, 2006	200,000	200	49,800	-	-	50,000

Warrants issued to Scientific Advisory Board on August 15, 2006	-	-	30,184	-	-	30,184

Warrants issued to Scientific Advisory Board on November 15, 2006	-	-	25,888	-	-	25,888

Shares issued for consulting and legal services rendered at $.76 per share, January 2, 2007	216,000	216	163,944	-	-	164,160

Warrants issued to Scientific Advisory Board on February 15, 2007	-	-	32,668	-	-	32,668

Warrants issued to Scientific Advisory Board on May 15, 2007	-	-	25,664	-	-	25,664

Shares issued for consulting services rendered at $1.03 per share, June 12, 2007	752	1	774	-	-	775

Shares issued for consulting services rendered at $1.15 per share, June 20, 2007	100,000	100	114,900	-	-	115,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 20, 2007	930,000	930	619,070	-	-	620,000

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares issued upon conversion of convertible warrants at $1.00 per share, June 25, 2007	75,000	75	49,925	-	-	50,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 30, 2007	300,000	300	199,700	-	-	200,000

Shares issued for consulting and legal services rendered at $1.06 per share, June 30, 2007	29,890	30	31,770	-	-	31,800

Options issued to officers June 30, 2007	-	-	27,062	-	-	27,062

Net loss year ended June 30, 2007.	-	-	-	-	(3,118,963)	(3,118,963)

Balance at June 30, 2007	114,069,144	114,069	6,855,689	(20)	(6,469,400)	500,338

Warrants issued to Scientific Advisory Board on August 15, 2007	-	-	14,800	-	-	14,800

Shares and warrants issued in connection with private placement of common stock, September 21, 2007	1,500,000	1,500	748,500	-	-	750,000

Shares issued for consulting and legal services rendered at $.75 per share September 30, 2007	25,244	25	18,375	-	-	18,400

Shares and warrants issued in connection with private placement of common stock, October 16, 2007	3,250,000	3,250	1,621,750	-	-	1,625,000

Stock subscriptions received October 17,2007	-	-	-	20	-	20

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, October 16, 2007	250,000	250	124,750	-	-	125,000

Warrants issued to Scientific Advisory Board on November 15, 2007	-	-	7,200	-	-	7,200

Shares issued for consulting and legal services rendered at $.49 per share December 31, 2007	57,152	57	26,843	-	-	26,900

Options issued to officers January 1, 2008			7,044			7,044

Warrants issued to Scientific Advisory Board on February 15, 2008	-	-	8,500	-	-	8,500

Shares issued for consulting and legal services rendered at $ .45 per share March 31, 2008	61,546	62	27,838	-	-	27,900

Shares issued for consulting services rendered at $..39 per share April , 2008	27,750	28	10,795	-	-	10,821

Warrants issued to Scientific Advisory Board on May 15, 2008	-	-	32,253	-	-	32,253

Shares issued for consulting services rendered at $1.03 per share June 30, 2008	29,841	30	27,870	-	-	27,900

Net loss year ended June 30, 2008.	-	-	-	-	(2,738,337)	(2,738,337)

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Balance at June 30, 2008	119,270,677	119,271	9,532,205	-	(9,207,737)	443,739

Shares issued for consulting and legal services rendered at $ 1.22 per share July 31, 2008	4,098	4	4,996			5,000

Shares issued for consulting services rendered at $1.22 per share July 31, 2008	2,295	2	2,798			2,800

Warrants issued to Scientific Advisory Board on August 15, 2008			47,500			47,500

Warrants issued in connection with finders fee 9849						0

Shares and warrants issued in connection with private placement of common stock, August 22, 2008	3,136,000	3,136	3,132,864			3,136,000

Shares issued to settle accounts payable August 22, 2008	150,000	150	149,850			150,000

Shares issued to settle account payable

Payment of Finder's Fee including 9849 warrants to Biotech Capital			(14,696)			(14,696)

Shares issued in connection with Warrant Conversion, August 22, 2008	125,000	125	106,125			106,250

Shares issued for legal services rendered at $1.24per share August 31, 2008	4,032	4	4,996			5,000

Shares issued for consulting services rendered at $1.24 per share August 31, 2008	2,258	2	2,798			2,800

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares issued for legal services rendered at $1.00 per share September 30, 2008	5,000	5	4,995			5,000

Shares issued for consulting services rendered at $1.00 per share September 30, 2008	5,600	6	5,594			5,600

Shares issued for consulting and legal services rendered at $ .71 per share October 31, 2008	7,042	7	4,993			5,000

Shares issued for consulting services rendered at $.71 per share October 31, 2008	7,887	8	5,592			5,600

Warrants issued to Scientific Advisory Board on November 15, 2008			30,500			30,500

Shares issued for consulting and legal services rendered at $ .67 per share November 30, 2008	7,463	7	4,993			5,000

Shares issued for consulting services rendered at $.67 per share November 30, 2008	8,358	8	5,592			5,600

Shares issued for consulting and legal services rendered at $ .83 per share December 31, 2008	6,024	6	4,994			5,000

Shares issued for consulting services rendered at $.83 per share December 31 , 2008	6,747	7	5,593			5,600

Shares issued for legal services rendered at $ .60 per share January 20, 2009	8,333	8	4,992			5,000

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares issued for consulting and legal services rendered at $ .78 per share January 31, 2009	7,463	7	4,992			4,999

Shares issued for consulting services rendered at $.78 per share January 31, 2009	8,358	8	5,592			5,600

Shares issued for consulting services rendered at $ .70 per share February 1, 2009	50,000	50	34,950			35,000

Warrants issued to Scientific Advisory Board on February 15, 2009			29,000			29,000

Shares issued for consulting and legal services rendered at $ .71 per share February 28, 2009	7,042	7	4,992			4,999

Shares issued for consulting services rendered at $.71 per share February 15, 2009	7,887	8	5,592			5,600

Shares issued for consulting and legal services rendered at $ .78 per share March 31, 2009	6,410	6	4,994			5,000

Shares issued for consulting services rendered at $.78 per share March 31 , 2009	7,179	7	5,593			5,600

Shares issued to acquire equipment at $ .79	172,500	173	137,327			137,500

Shares issued for consulting and legal services rendered at $ .69 per share April 30, 2009	7,205	7	4,993			5,000

	Common Stock, Par Value $0.001
			Additional	Stock		Total
	Number		Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Amount	Capital	Receivable	Deficit	Equity

Shares issued for consulting services rendered at $.69 per share April 30, 2009	8,069	8	5,592			5,600

Warrants issued to Scientific Advisory Board on May 15, 2009			30,600			30,600

Shares issued for consulting and legal services rendered at $ .66 per share May 31, 2009	7,599	8	4,992			5,000

Shares issued for consulting services rendered at $.66 per share May 31, 2009	8,511	9	5,590			5,599

Shares issued for consulting services rendered at $ .61 per share June 30, 2009	24,721	25	14,975			15,000

Shares issued for consulting and legal services rendered at $ .56 per share June 30, 2009	8,961	9	4,991			5,000

Shares issued for consulting services rendered at $.56 per share June 30, 2009	10,038	10	5,590			5,600

Shares and warrants issued in connection with private placement of common stock, June 30, 2009	150,000	150	74,850			75,000

Shares and warrants issued in connection with warrant conversion, June 30, 2009 net of subscriptions receivable	2,050,700	2,051	1,023,299	(100,000)		925,350

Net loss for the year ended June 30, 2009	--				(2,787,798)	(2,787,798)

Balance at June 30, 2009	125,299,457	125,299	14,455,778	(100,000)	(11,995,535)	2,485,542

The accompanying notes are an integral part of these financial statements.

	Common Stock, $0.01 Par Value		Series A Preferred Stock, $0.01 Par Value		Series B Preferred Stock, $0.01 Par Value
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Shares issued for consulting and legal services rendered at $ .66 per share July 31, 2009	7,576	8					4,992		5,000

Shares issued for consulting services rendered at $.66 per share July 31, 2009	8,485	8					5,592		5,600

Warrants issued to Scientific Advisory Board on August 15, 2009							41,400		41,400

Shares issued for consulting and legal services rendered at $ .86 per share August 31, 2009	6,512	7					4,993		5,000

Shares issued for consulting services rendered at $.86 per share August 31, 2009	5,814	6					5,594		5,600

Shares issued for consulting services rendered at $ .89 per share September 30, 2009	6,292	6					5,594		5,600

Shares issued for consulting and legal services rendered at $ .89 per share September 30, 2009	5,618	6					4,994		5,000

Payment of Finder's Fee							(5,250)		(5,250)

Shares and warrants issued in connection with private placement of common stock, September 30, 2009	2,675,000	2,675					1,334,825		1,337,500

Shares and warrants issued in connection with warrant conversion, September 30, 2009	3,759,800	3,760					1,876,140		1,879,900

	Common Stock, $0.01 Par Value		Series A Preferred Stock, $0.01 Par Value		Series B Preferred Stock, $0.01 Par Value
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Shares issued for consulting and legal services rendered at $ .57 per share October 1, 2009	35,088	35					19,965		20,000

Shares issued for Legal services rendered at $56.50 per share on October 26, 2009	12,500	13					7,050		7,063

Warrants issued for commissions on October 26, 2009							3,570		3,570

Shares issued for consulting and legal services rendered at $ .73 per share October 31, 2009	6,859	7					4,993		5,000

Shares issued for consulting services rendered at $.73 per share October 31, 2009	7,682	8					5,592		5,600

Shares issued upon conversion of Warrants on November 10, 2009	10,000	10					1,430		1,440

Warrants issued to Scientific Advisory Board on November 15, 2009							39,600		39,600

Shares issued in payment of accounts payable November 25,2009	32,500	33					25,167		25,200

Shares issued for consulting and legal services rendered at $ .86 per share November 30, 2009	5,814	6					4,994		5,000

Shares issued for consulting services rendered at $.86 per share November 30, 2009	9,767	10					8,390		8,400

Shares issued for consulting services rendered at $ .85 per share December 31, 2009	9,917	10					8,390		8,400

Shares issued for consulting and legal services rendered at $ .85 per share December 31, 2009	5,903	6					4,994		5,000

	Common Stock, $0.01 Par Value		Series A Preferred Stock, $0.01 Par Value		Series B Preferred Stock, $0.01 Par Value
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Shares issued for consulting and legal services rendered at $1.043 per share on January 31, 2010	4,794	5					4,995		5,000

Warrants issued to Scientific Advisory Board on February 15, 2010							40,200		40,200

Series A Preferred Shares issued for TheraCour license .001 par value on February 15, 2010			7,000,000	7,000					7,000

Shares issued for consulting services rendered at $1.096 per share on February 28, 2010	4,562	5					4,995		5,000

Shares issued for employee stock compensation at $1.25 per share on March 3, 2010	125,000	125					156,125		156,250

Shares issued for employee stock compensation at $1.25 per share on March 3, 2010	125,000	125					156,125		156,250

Series A Preferred Shares issued for employee stock compensation at .001 par value on March 3, 2010			250,000	250			513,573		513,823

Series A Preferred Shares issued for employee stock compensation .001 par value on March 3, 2010			250,000	250			513,573		513,823

Series A Preferred Shares issued for employee stock compensation .001 par value on March 3, 2010			93,750	94			192,590		192,684

Shares issued for consulting and legal servies rendered at $1.25 per share on March 3, 2010	1,000	1					1,249		1,250

Shares issued for consulting services rendered at $1.417 per share on March 31, 2010	3,529	4					4,996		5,000

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
	Number of	Par Value	Number of	Par Value	Number of	Par Value	Additional Paid-in	Accumulated	Total Shareholders'
	Shares	$.001	Shares	$.001	Shares	$.001	Capital	Deficit	Equity

Shares issued in payment of accounts payable - All Sciences	39,625	40					31,660		31,700

Shares issued for consulting and legal services rendered at $2.087 per share on April 30, 2010	2,396	2					4,998		5,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on May 12, 2010					500,000	500	4,999,500		5,000,000

Placement Agents Fees related to sale of Convertible Preferred shares on May 12, 2010							(400,000)		(400,000)

Legal Fees related to Sale of Convertible Preferred Stock May 12, 2010							(50,000)		(50,000)

Derivative Liability - Issuance of Preferred Series B							(1,787,379)		(1,787,379)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.88 per share, .001 par value, on May 12, 2010	319,331	319							319

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 12, 2010					(60,000)	(60)			(60)

Derivative Liability - Retirement of Preferred Series B on May 12, 2010							128,053		128,053

Warrants issued to Scientific Advisory Board on May 15, 2010							82,800		82,800

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.51 per share, .001 par value, on May 26, 2010	398,189	398							398

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
	Number of	Par Value	Number of	Par Value	Number of	Par Value	Additional Paid-in	Accumulated	Total Shareholders'
	Shares	$.001	Shares	$.001	Shares	$.001	Capital	Deficit	Equity

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 26, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.64 on May 26, 2010	10,300	10					16,867		16,877

Dividend to Seaside 88, LP, paid on May 26, 2010							(16,877)		(16,877)

Derivative Liability - Retirement of Preferred Series B on May 26, 2010							151,852		151,841

Shares issued for consulting and legal services rendered at $2.083 per share on May 31, 2010	2,400	2					4,998		5,000

Shares issued in conversion of warrants to restricted Common Stock at $1.00 per share, .001 par value, on June 9, 2010	195,000	195					194,805		195,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.41 per share, .001 par value, on June 9, 2010	426,721	427							427

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 9, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.41 on June 9, 2010	10,366	10					14,565		14,575

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
	Number of	Par Value	Number of	Par Value	Number of	Par Value	Additional Paid-in	Accumulated	Total Shareholders'
	Shares	$.001	Shares	$.001	Shares	$.001	Capital	Deficit	Equity

Dividend to Seaside 88, LP, paid on June 9, 2010							(14,575)		(14,575)

Derivative Liability - Retirement of Preferred Series B on June 9, 2010							149,364		149,354

Shares issued for consulting and legal services rendered at $1.77 per share on June 9, 2010	11,300	11					19,989		20,000

Shares issued for consulting and legal services rendered at $1.77 per share on June 9, 2010	2,000	2					3,538		3,540

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.59 per share, .001 par value, on June 23, 2010	377,905	378							378

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 23, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.59 on June 23, 2010	7,731	8					12,266		12,274

Dividend to Seaside 88, LP, paid on June 23, 2010							(12,274)		(12,274)

Derivative Liability - Retirement of Preferred Series B on June 23, 2010							120,256		120,249

Shares issued for consulting and legal services rendered at $1.043 per share on June 30, 2010	2,738	3					4,997		5,000

Net loss for the year ending 6/30/10								(4,744,208)	(4,744,208)

Balance at June 30, 2010	133,980,471	$133,983	7,593,750	$7,594	260,000	$260	23,116,611	$(16,739,743)	$6,518,677

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	For the Period From May 12, 2005 (Inception) through June 30, 2010
OPERATING ACTIVITIES:

Net loss	$(4,744,208)	$(2,787,798)	$(16,739,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred shares issued for License	7,000	-	7,000
Preferred shares issued as compensation	1,220,330	-	1,220,330
Shares and warrants issued for services	467,122	176,600	1,277,679
Warrants granted to scientific advisory board	204,000	137,600	648,841
Amortization of deferred compensation	-	-	121,424
Depreciation and amortization	90,289	12,290	111,626
Change in fair market value of derivative liability	(192,763)	-	(192,763)
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debenture	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in assets and liabilities:
Prepaid expenses	38,273	6,999	(283,272)
Other current assets	(108,592)	(6,439)	(217,904)
Deferred expenses	-	-	(2,175)
Accounts payable-trade	37,453	139,012	472,000
Accounts payable –related parties	892,624	(73,425)	1,193,593
Accrued expenses	50,629	(61,043)	85,716
Accrued payroll to officers and related payroll tax expense	(9,679)	(225,836)	22,917

Net cash used in operating activities	(2,047,522)	(2,682,040)	(11,436,527)

INVESTING ACTIVITIES:
Security deposit	-	80,000	-
Purchases of property and equipment	(561,270)	(561,227)	(1,264,404)
Purchase of Trademark	(183,509)	(191,578)	(382,674)

Net cash used in investing activities	(744,779)	(672,805)	(1,647,078)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible Preferred
Series “B” stock	4,550,000	-	5,550,000
Proceeds from issuance of common stock in connection with the private placement of common stock, net of fees	1,432,252	4,121,651	11,296,728
Proceeds from stock option exercise	-	-	90,000
Proceeds from exercise of warrants	2,076,340	106,250	3,102,590
Stock subscription received	-	-	20
Net cash provided by financing activities	8,058,592	4,227,901	20,039,338
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,266,291	873,056	6,955,733
CASH AND CASH EQUIVALENTS, BEGINNING	1,689,442	816,386	-
CASH AND CASH EQUIVALENT, ENDING	$6,955,733	$1,689,442	$6,955,733
CASH PAID DURING THE YEAR FOR:
INTEREST	$-	$-
INCOME TAXES	$4,092	$970	$3,037

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

During the periods indicated below, the Company had the following non-cash activity:

	Fiscal Year Ended June 30,		For the Period from May 12, 2005 (Inception) through June 30, 2010
	2010	2009	2010
Common stock issued for services rendered	$467,122	$176,600	$11,277,679

Preferred stock issued as compensation	1,220,330	-	1,220,330

Stock options issued to the officers as compensation	-	-	121,424

Stock warrants granted to scientific advisory board	204,000	137,600	648,841
Stock warrants to brokers	3,563	-	3,563

Common stock issued for interest on debentures	-	-	73,930

Shares of common stock issued in connection with debenture offering	-	-	49,000

Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series
“B” Preferred stock	2,400,000	-	2,400,000
Common stock issued for dividends on Series “B”
Preferred stock	28,397	-	28,397

Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079

Stock Warrants Issued in connection with Private Placement	5,097,300	1,321,646	7,681,578

Common stock issued for accounts payable	56,900	150,000	175,020

Common stock issued for equipment	-	137,500	137,500

The accompanying notes are an integral part of these financial statements.

NANOVIRICIDES, INC
(A DEVELOPMENT STAGE COMPANY)
June 30, 2010 and 2009
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Business

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

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The 7,000,000 shares was valued at the par value or $7,000.

We focus our research and clinical programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as defined by section 810-10-20 of the FASB Accounting Standards Codification. Among the disclosures required by section 810-10-20 of the FASB Accounting Standards Codificationare that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and stockholders' equity and cash flows disclose activity since the date of the Company's inception. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to the financial presentation used in the current year. These reclassifications from General and Administrative Expenses to Research and Development expenses has no effect on total operating expenses, operating loss or net loss for any period presented.

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

Fiscal Year End

The Company elected June 30 as its fiscal year ending date.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five (5) years), or lease term for leasehold improvement, using the straight-line method. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, trademark and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or 2009.

Derivatives and Fair Value of Financial Instruments

The Company has evaluated the application of paragraph 810-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series B stock issued May 12, 2010 (described in Note 8).  Based on the guidance in paragraph 810-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives as of May 12, 2010.  The Company records the fair value of the preferred stock that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under paragraph 810-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the Preferred Series B stock issued May 12, 2010.  At June 30, 2010, all $1.16 million of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the Preferred Series B stock issued May 12, 2010 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2010.  The primary assumptions include projected annual volatility of 203%-247%; the follow-on option becomes available starting July 29, 2010 and holder conversion targets at 200% of the conversion price.

The fair value of the derivatives was $1,787,379 as of May 12, 2010 upon issuance and was  at June 30, 2010.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2010
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities
Preferred Series B	1,043,808			1,043,808	1,043,808
Total Derivative Liabilities	1,043,808			1,043,808	1,043,808

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June 30, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of May 12, 2010	1,787,379	1,787,379
Total Gains or Losses (realized/unrealized)
Included in Net Income	(192,763)	(192,763)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	(550,808)	(550,808)
Transfers in and/or out of Level 3
Ending Balance at June 30, 2010	1,043,808	1,043,808

The Company does not have any other assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended June 30, 2010.

Research and Development

Research and development expenses consist primarily of costs associated with the preclinical and/ or clinical trials of drug candidates, compensation and other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development are expensed as incurred.

Accounting for Stock Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

☐	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

☐	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

☐	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Accounting for Non-Employee Stock Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Concentrations of Risk

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

Net Income (Loss) per Share

Net (income) loss per share is calculated computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and non-exercisable) as of June 30, 2010 and 2009 were 9,303,150 and 6,250,000 respectively.

The following table presents the calculation of basic and diluted net income (loss) per share:

	June 30, 2010	June 30, 2009

Net loss available to common shareholders	$(4,744,208)	$(2,787,798)

Net loss per share, basic and diluted	$(0.04)	$(0.02)

Weighted-average shares used in computing net loss per share, basic and diluted	130,497,982	119,619,152

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:
1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:
1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Financial Condition

The Company’s financial statements at June 30, 2010 and for the fiscal year then ended have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $16,739,743 for the period from May 12, 2005 (date of inception) through June 30, 2010.  In addition, the Company has not generated any revenues and no revenues are anticipated.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2010 the Company had a cash and cash equivalent of $6,955,733.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities.(See Note 8)    On September 16, 2010, NanoViricides, Inc. (the “Registrant”) and Seaside 88, LP (“Seaside”) executed a Letter Agreement and Amendment regarding the purchase and sale of an additional 500,000 shares of the Registrant’s Series B Convertible Preferred Stock at $10.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the Company and Seaside. Upon realization of the  net proceeds of such Agreement the Company  will have sufficient capital to continue its business at least until December 31, 2011, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $16,739,743 at June 30, 2010and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2010 and 2009 and a cash and cash equivalent balance of $6,955,233 at June 30, 2010, substantial additional financing will be required in future periods.  The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months.  The Company believes it can adjust its priorities of drug development and it’s Plan of Operations as necessary, if it is unable to raise such funds.

The Company continues to successfully raise additional capital.  On September 30, 2009, the Company accepted subscriptions from certain investors in the aggregate amount of $3,217,400 from the offerings of shares of the Company’s common stock and warrants to purchase common stock and the exercise by the Company’s warrant holders of their outstanding warrants.  The offerings were commenced in June 2009, when the Company’s stock price levels were approximately $0.57.  The offerings were closed to investors on August 30, 2009, after an extension by the Company’s Board of Directors from the original termination date of August 14, 2009.  In the Company’s offering of Units comprised of shares of common stock and warrants to purchase common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  All of the warrants sold in the offerings are exercisable at $1.00 per share and expire in three years from the date of issuance.

On April 29, 2010, the Company’s Form S-3 Registration Statement, filed March 4, 2010, as amended March 15, 2010, was declared effective by the SEC, authorizing the Company to issue an aggregate of 40,000,000 shares of registered common stock, preferred stock, warrants, and debt securities.

On May 11, 2010, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale (the “Offering”) of 500,000 shares (the “Shares”) of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at $10.00 per share (the “Purchase Price”) for an aggregate investment of $5,000,000. (See Note 8)

On September 16, 2010, NanoViricides, Inc. and Seaside 88, LP (“Seaside”) executed a Letter Agreement and Amendment regarding the purchase and sale of an additional 500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at $10.00 per share, or $5,000,000 in aggregate, as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the Company and Seaside. (See Note 12 Subsequent Events)

As a result of the successful sale of the Company’s Series B Convertible Preferred Stock to Seaside, LP the management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through December 31, 2011.

Note 4 - Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. . In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed.  (2) we will pay  $25,000 per month for usage of  lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others.

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

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour Pharma, Inc. were $1,086,927 and $828, 952 for the years ended June 30, 2010 and 2009, respectively and $3,651,974 since inception. As of June 30, 2010, pursuant to its license agreement, the Company has paid a security advance of $263,656 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. The development costs are partially offset by a refundable Connecticut Research and Development tax credit of 204,902.  No royalties are due TheraCour from the Company’s inception through June 30, 2010.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the common stock of TheraCour Pharma, Inc., which itself owns approximately 24.90% of the Common stock of the Company.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s outstanding common stock as of June 30, 2010.

The Company follows Section 810-10 of the FASB Accounting Standards Codification, for Consolidation of Variable Interest Entities to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. Section 810-10 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests, and results of activities of a variable interest entity in its consolidated financial statements.

Section 810-10 requires that a variable interest entity to be consolidated by its “Primary Beneficiary.” The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the variable interest entity’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the variable interest entity’s expected residual returns. At June 30, 2010 and 2009 the Company evaluated its relationship with TheraCour Pharma, Inc. for purposes of Section 810-10 of the FASB Accounting Standards Codification, and concluded that TheraCour Pharma, Inc. is not a variable interest entity that is subject to consolidation in the Company’s financial statements under Section 810-10.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. There were no lab fees charged by Kard during the year ended June, 30 2009. Lab fees charged by KARD Scientific for services for the year ended June 30, 2010 and since inception were $78,940 and $633,175, respectively..

Note 5 - Prepaid Expenses

Prepaid Expenses at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009
TheraCour Pharma, Inc.	$263,656	$243,313
Kard Scientific, Inc.	-	50,000
Prepaid Others	27,616	28,232

	$291,272	$321,545

Note 6 - Property and Equipment

Property and equipment at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009

Leasehold Improvements	$314,754	$239,713

Office Equipment	30,048	29,651

Furniture and Fixtures	1,400	1,400

Lab Equipment	918,202	432,370

Total Property and Equipment	1,264,404	703,134

Less Accumulated Depreciation	96,030	14,516
Property and Equipment, Net	$1,168,374	$688,618

Depreciation expense amounted to $86,514 and $6,347, for the fiscal years ended June 30, 2010, and 2009, respectively.

Note 7 – Trademark and Patents

Trademark and patents at June 30, 2010 and 2009 consisted of the following:

	June 30, 2010	June 30, 2009

Trademarks and Patents	$382,673	$199,165
Less Accumulated Amortization	(15,596)	(6,821)
Trademarks and Patents, Net	$367,077	$192,344
w
Amortization expense amounted to $8,775 and $5,943, for the fiscal years ended June 30, 2010 and 2009, respectively.

Note 8 - Equity Transactions

In August 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of the Company’s $0.001 par value common stock at $1.10 per share.  These warrants, if not exercised, will expire in August 2013.  The fair value of these warrants in the amount of $41,400 was recorded as a consulting expense.

On September 30, 2009, the Company accepted subscriptions from certain accredited investors and warrant holders in the total aggregate amount of $3,217,400.  In the Company’s offering of Units comprised of shares of the Company’s $0.001 par value common stock and warrants to purchase the Company’s $0.001 par value common stock, the Company accepted subscriptions for $1,337,500 for Units consisting of 2,675,000 shares and Warrants to purchase an additional 1,337,500 shares.  In the offering to its warrant holders, the Company raised an aggregate of $1,879,900 for 3,759,800 shares and warrants to purchase 3,759,800 shares.  The Company paid $5,250 and issued 5,250 warrants as a Finder’s Fee.  The fair value of the warrants in the amount of $3,570 was recorded as an expense.

On November 10, 2009, 10,000 warrants were converted into the Company’s $0.001 par value common stock.  The Company received $1,430 upon this conversion.

In November, 2009, the SAB was granted warrants to purchase 50,000 shares of the Company’s $0.001 par value common stock at $1.06 per share.  These warrants, if not exercised, will expire in November 2013.  The fair value of these warrants in the amount of $39,600 was recorded as a consulting expense.

In November, 2009, the Company’s Board of Directors authorized the issuance of 32,500 shares of the Company’s $0.001 par value common stock with a restrictive legend, in payment of a current account payable for laboratory equipment in the amount of $25,200.

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The 7,000,000 shares was valued at their par value or $7,000.

In February, 2010, the SAB was granted warrants to purchase 50,000 shares of the Company’s $0.001 par value common stock at $1.272 per share. These warrants, if not exercised, will expire in February 2014.  The fair value of these warrants in the amount of $40,200 was recorded as consulting expense.

On March 3, 2010, the Company issued 250,000 shares of $0.001 par value common stock and 593,750 shares of Series A to certain of its employees pursuant to the terms of certain employment agreements.  The Company recorded a salary expense of $1,532,830.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010.

In May, 2010, the SAB was granted warrants to purchase 50,000 shares of the Company’s $0.001 par value common stock at $1.38 per share.  These warrants, if not exercised, will expire in May, 2014.  The fair value of these warrants in the amount of $82,800 was recorded as consulting expense.

In April, 2010, the Company’s Board of Directors authorized the issuance of 39,625 shares of the Company’s $0.001 par value common stock with a restrictive legend in payment of a current account payable for laboratory equipment in the amount of $31,700.

On May 11, 2010, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP, a Florida limited partnership (“Seaside”), relating to the offering and sale of 500,000 shares of the Company’s $0.001 par value Series B Convertible Preferred Stock, (“Series B”) at the purchase price of $10.00 per share (the “Purchase Price”).  Under the terms of the agreement, 60,000 shares of Series B shall automatically convert into shares of the Company’s $0.001 par value common stock at the closing and every fourteenth day thereafter at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Company’s $0.001 par value common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  The Agreement also provided that a 10% per annum dividend would accrue on all outstanding shares of Series B (the “Dividend”), to be paid on each conversion date either in cash or the Company’s $0.001 par value common stock.  If the Company chooses to pay the said dividends in stock, each share of the Company’s $0.001 par value common stock would be valued at 85% of the 10-day VWAP.

On May 12, 2010, the Company issued 500,000 shares of its Series B in accord with the aforementioned agreement.  The Company received $5,000,000 in consideration for the Series B.  The Company recorded a placement agent fee of $400,000 and legal fees of $50,000 in association with this transaction.  As set forth in Note 3 the Company evaluated the application of paragraph 810-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series B stock issued May 12, 2010.  Based on paragraph 810-10-05-4 of the FASB Accounting Standards Codification, the Company concluded these instruments were required to be accounted for as derivatives as of May 12, 2010.  The Company recorded an initial derivative liability of $1,787,379, which is amortized as the Series B is converted pursuant to the terms of the Securities Purchase Agreement.

On May 12, 2010, Seaside 88, LP (“Seaside”) converted 60,000 shares of Series B into 319,331 shares of the Company’s $0.001 par value common stock at $1.88 per share.

On May 26, 2010, Seaside converted 60,000 shares of Series B into 398,189 shares of the Company’s $0.001 par value common stock at $1.51 per share.  The Company elected to pay the Dividend in common stock and issued 10,300 shares of $0.001 par value common stock to Seaside at the fair value of $1.64 per share.  The Company recorded a dividend charge to equity of $16,877.

On June 9, 2010, 195,000 warrants were converted into the Company’s $0.001 par value common stock.  The Company received $195,000 upon this conversion.

On June 9, 2010, Seaside converted 60,000 shares of Series B into 426,721 shares of the Company’s $0.001 par value common stock at $1.41 per share.  The Company elected to pay the Dividend in common stock and issued 10,366 shares of $0.001 par value common stock to Seaside at the fair value of $1.41 per share.  The Company recorded a dividend charge to equity of $14,575.

On June 23, 2010, Seaside converted 60,000 shares of Series B into 377,905 shares of the Company’s $0.001 par value common stock at $1.59 per share.  The Company elected to pay the Dividend in common stock and issued 7,731 shares of $0.001 par value common stock to Seaside at the fair value of $1.59 per share.  The Company recorded a dividend charge to equity of $12,274.

On June 30, 2010, the derivative liability associated with the aforementioned Securities Purchase Agreement was marked-to-market.  The Company estimated that at June 30, 2010, the fair value of the derivatives was $1,787,379.

For the year ended June 30, 2010, the Company's Board of Directors authorized the issuance of 150,822 shares of the Company’s $0.001 par value common stock with a restrictive legend, for services.  The Company recorded an expense of $151,053.

Note 9 - Stock Options and Warrants

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

The Company has accounted for these options granted to officers under the provisions of paragraph 718-10-30 of the FASB Accounting Standards Codification.” Based on fair market value of these options, $7,044 was recognized as stock based compensation expense for the years ended June 30, 2009.  For the year ended June 30, 2010, the Company did not record any compensation expense related to these options.

Stock Options

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,537,500
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	1,875,000	0.10	7.25	$2,400,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	1,875,000	0.10	6.24	665,833

Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	1,875,000	0.10	6.24	665,833

Exercisable at June 30, 2010	1,875,000	0.10	6.24	665,833

As of June 30, 2010 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	2,695,000	1.95	1.94	$-
Granted	1,680,000	1.00	2.25	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	4,375,000	$1.58	1.49	-
Granted	3,983,400	1.42	2.67	-
Exercised	930,250	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	7,428,150	1.53	1.78	-
Granted	5,352,550	1.00	2.67	-
Exercised	1,553,750	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	11,226,950	1.16	1.90	-

Exercisable at June 30, 2010	11,226,950	1.16	1.90	-

Of the above warrants, 160,000 expire in fiscal year ending June 30, 2011; 5,634,400 expire in fiscal year ending June 30, 20122; and 5,232,550 expire in fiscal year ended June 30, 2013; and 200,000 expire in fiscal year ended June 30, 2014

Note 10 - Income Taxes

Deferred tax assets

Deferred tax assets arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carryforwards will begin to expire in the year 2017 if not utilized. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2010 the Company accumulated a tax loss of $13,105,611 resulting in a deferred tax benefit of approximately $6,466,340, which has been offset by a 100% valuation allowance.

The following is reconciliation of income tax expense (benefit):

	June 30, 2010	June 30, 2009
Net operating loss carryforwards	$3,660,808	$2,966,400
Research and development credit	1,857,717	1,344,400
Other	947,815	400,200
Gross deferred tax assets	6,466,340	4,711,000
Valuation allowances	(6,466,340)	(4,711,000)
Deferred tax assets, net	$-	$-

During the fiscal year ended June 30, 2010 and 2009, the valuation allowance increased by $1,755,340 and $533,600, respectively.

During the fiscal year ended on June 30, 2010, the Company recognized a refundable Research and Development tax credit of $204,902, and has received, to date, $-0- of this refundable credit . The remaining credit receivable is included under “Other Current Assets” on the Company’s Balance Sheet.

NOTE 11 - CREDIT RISK

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 12 - Commitments and Contingencies

OPERATING LEASE

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. The term of lease expires in February 28, 2011, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon six months written notice.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, Woodbridge, Connecticut. The term of the occupancy expired January 30, 2009 at a monthly rent of $11,667, plus an additional $500 per month for utilities.

At June 30, 2010, future minimum rental payments due under these operating leases are as follows:

2010	$87,735
2011	14,263

Total rent expense amounted to $82,729 and $172,160 for the fiscal years ended June 30, 2010 and 2009 respectively.

OFFICERS’ COMPENSATION

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board.  Both agreements provide a minimum annual base salary of $250,000 for a term of four years. In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange.

As additional compensation under the employment agreements, the Company issued 250,000 shares of the Company’s Series A Convertible Preferred Stock and shall issue an additional 250,000 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of common stock, and will issue an additional 93,750 shares of Series A Convertible Preferred Stock and 125,000 shares of common stock on each anniversary date of the agreement.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 125,000 shares of common stock, and will issue an additional 125,000 shares of common stock on each anniversary date of the agreement.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT (CRADA)

Cooperative Research and Development Agreement for Material Transfer, dated October 15, 2007, between NanoViricides, Inc. and United States Army Medical Research Institute of Infectious Disease.

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

Master Services Agreement, dated August 31, 2009, by and between Southern Research Institute (“SRI”) and NanoViricides, Inc.

The term of this agreement is three years from its execution.  The Company agrees to supply necessary quantities of its products in order for Southern to complete specific studies as to the efficacy and safety of the Company’s compounds. The Company shall pay charges associated with each task order and provide payment in the amount and as indicated therein.  It is anticipated that the Company will pay approximately $9,530 for such services. SRI is a general contract research organization (CRO). As per the first Task Order, SRI is evaluating the in vitro activity of a set of Nanoviricides® against HIV. These nanoviricides were created, produced, formulated and sent to SRI in a ready to use form by the Company. Under this agreement, SRI will estimate the work load and invoices for additional task orders, subject to the Company’s agreement on costs.

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

Cooperative Research and Development Agreement between NanoViricides, Inc. and NEOUCOM.

On May 13, 2010, the Company announced that it had entered into a Research and Development Agreement with Professor Ken Rosenthal Lab at NEOUCOM. Professor Rosenthal has developed in vitro or cell culture based tests for identifying the effectiveness of antiviral agents against HSV. He has also developed a skin lesion mouse model for HSV infection. Dr. Rosenthal has been involved in the evaluation of HSV vaccines as well as anti-HSV drugs.  His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression. This model has been shown to provide highly uniform and reproducible results. A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model. This uniformity makes it an ideal model for comparative testing of various drug candidates. Dr. Rosenthal is a professor of microbiology, immunology and biochemistry at Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM). He is a leading researcher in the field of herpes viruses. His research interests encompass several aspects of how herpes simplex virus (HSV) interacts with the host to cause disease. His research has addressed how HSV infects skin cells and examined viral properties that facilitate its virulence and ability to cause encephalitis. In addition, Dr. Rosenthal has also been studying a viral protein that makes the HSV more virulent by helping the virus to take over the cellular machinery to make copies of its various parts, assemble these parts together into virus particles and release the virus to infect other cells. He is also researching how the human host immune response works against HSV for the development of protective and therapeutic vaccines.

On August 16, 2010, the Company reported that its anti-Herpes drug candidates demonstrated significant efficacy in the recently completed cell culture studies in Dr. Rosenthal Lab at NEOUCOM.  Several of the anti-Herpes nanoviricides® demonstrated a dose-dependent maximal inhibition of Herpes virus infectivity in a cell culture model. Almost complete inhibition of the virus production was observed at clinically usable concentrations. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1).  H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains. The H129 strain will be used in subsequent animal testing of nanoviricides.

Research and Development Agreement with the University of California, San Francisco (UCSF)

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

Research and Development Agreement with the University of California, Berkeley (UC Berkeley)

On February 16, 2010, the Company announced that it had signed a research and development agreement with Dr. Eva Harris’s laboratory at the University of California, Berkeley (UC Berkeley). Under this agreement, Dr. Harris and coworkers will evaluate the effectiveness of nanoviricides® drug candidates against various dengue viruses. Cell culture models as well as in vivo animal studies will be employed for testing the drug candidates. Dr. Eva Harris is a Professor of Infectious Diseases at UC Berkeley. She is a leading researcher in the field of dengue. Her group has developed a unique animal model for dengue virus infection and disease  that effectively emulates the pathology seen in humans. In particular, the critical problem of dengue virus infection, called “Antibody-Dependent Enhancement” (ADE), is reproduced in this animal model. When a person who was previously infected with one serotype of dengue virus is later infected by a different serotype, the antibodies produced by the immune system can lead to increased severity of the second dengue infection, instead of controlling it. ADE thus can lead to severe dengue disease or dengue hemorrhagic fever (DHF).

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

Note 13 - Subsequent Events

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On September 16, 2010, Seaside 88 LP (“Seaside”) and the Company executed a Letter Agreement and Amendment (the “Letter Agreement”) regarding the purchase and sale of an additional 500,000 shares (the “Additional Shares”) of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the purchase price of $10.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the parties (the “Agreement”).

Pursuant to the Letter Agreement, the parties agreed to amend certain provisions of the Agreement so that the Additional Shares could be purchased in two (2) closings, at each of which the Company will issue and sell to Seaside 250,000 shares of Series B Preferred Stock.  The parties also agreed that the second closing of the Additional Shares would occur ninety (90) days subsequent to the first closing of the Additional Shares (the “First Follow-on Closing Date”).  The Company also agreed to decrease the number of shares of Series B Preferred Stock that automatically convert from 60,000 shares to 40,000 shares, commencing on the First Follow-on Closing Date and  the date of the subsequent closing, and every 14th day thereafter, subject to certain limitations and qualifications, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Certificate of Designation for the Series B Preferred Stock was amended to reflect such change in the number of shares convertible into Common Stock at each conversion date.  Each share of Series B Preferred Stock converts into shares of Common Stock at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.

In the event that the 20-Day VWAP, as defined in the Agreement, does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the shares to be converted on the following conversion date.

The First Follow-on Closing occurred on September 21, 2010.  The conversion price per share for the First Follow-on Closing was $0.93007, and the Company raised gross proceeds of $2,500,000 at such First Follow-on Closing, before estimated offering expenses of approximately $270,000 which includes placement agent and attorneys’ fees.

The offering is made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010.  The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the offering.

In connection with the offering, pursuant to a placement agency agreement entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company on March 3, 2010 (the “Placement Agent Agreement”), the Company will paid Midtown a cash fee representing 8% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

On August 16, 2010, the Company reported that its anti-Herpes drug candidates demonstrated significant efficacy in the recently completed cell culture studies in Dr. Rosenthal Lab at NEOUCOM.  Several of the anti-Herpes nanoviricides® demonstrated a dose-dependent maximal inhibition of Herpes virus infectivity in a cell culture model. Almost complete inhibition of the virus production was observed at clinically usable concentrations. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1).  H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains. The H129 strain will be used in subsequent animal testing of nanoviricides.