Form 10-Q
period 2010-09-30
NANOVIRICIDES, INC.
filed 2010-11-19
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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
Yes ☐             No ☒

The number of shares outstanding of the Registrant's Common Stock as of November 15, 2010 was: 136,651,595.

NanoViricides, Inc.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at September 30, 2010 (Unaudited) and June 30, 2010	3

Statements of Operations for the Three Months Ended September 30, 2010 and 2009 and for the Period from May 12, 2005 (Inception) through September 30, 2010 (Unaudited).	4

Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009, and for the Period May 12, 2005 (Inception) through September 30, 2010 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Removed and Reserved	26

Item 5. Other Information	26

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	27

Certifications

Index

 NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2010 (Unaudited)	June 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,677,554	$6,955,733
Prepaid expenses	277,156	291,272
Other current assets	209,902	209,902

Total current assets	8,164,612	7,456,907

Property and equipment, net	1,226,139	1,168,374

OTHER ASSETS:
Trademark, net	382,694	367,077

TOTAL ASSETS	$9,773,445	$8,992,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$184,553	$127,620
Accounts payable – related parties	658,687	1,193,593
Accrued expenses	99,127	85,716
Accrued payroll to officers and related payroll tax expense	22,917	22,917
Derivative Liability	780,153	1,043,808

TOTAL CURRENT LIABILITIES	1,745,437	2,473,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 7,593,750 shares issued and outstanding	7,594	7,594
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 210,000 and 260,000 shares issued and outstanding, respectively	210	260
Common stock, $0.001 par value; 300,000,000 shares authorized; 136,651,595 and 133,980,411 shares issued and outstanding, respectively	136,653	133,982
Additional paid-in capital	25,720,785	23,116,611
Deficit accumulated during the development stage	(17,837,234)	(16,739,743)

TOTAL STOCKHOLDERS’ EQUITY	$8,028,008	$6,518,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,773,445	$8,992,358

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ending
	September 30, 2010	September 30, 2009	For the Period From May 12, 2005 (Inception) Through September 30, 2010

Revenues	$-	$-	$-

Operating expenses:
Research and development	750,128	463,922	10,839,500
Refund Credit for research and development costs	-	-	(420,842)
General and administrative	361,216	268,137	6,989,169

Total operating expenses	1,111,344	732,059	17,407,827
Loss from operations	(1,111,344)	(732,059)	(17,407,827)

Other income (expenses)
Interest income, net	1,993	870	152,979
Non cash interest on convertible debentures	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	(713,079)
Gain (loss) on change in fair market value of derivatives	11,860	-	204,623

Total other income (expenses)	13,853	870	(429,407)
Loss before income tax provision	(1,097,491)	(731,189)	(17,837,234)
Income tax provision	-	-	-
Net loss	$(1,097,491)	$(731,189)	$(17,837,234)

Net loss per common share - basic and diluted	$(.01)	(.01)

Weighted average common shares outstanding - basic and diluted	135,471,689	125,384,198

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ending
	September 30, 2010	September 30, 2009	For the Period From May 12, 2005 (Inception) Through September 30, 2010
OPERATING ACTIVITIES:

Net loss	$(1,097,491)	$(731,189)	$(17,837,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	-	-	1,220,330
Shares and warrants issued for services rendered	15,000	31,800	1,292,679
Warrants granted to scientific advisory board	45,000	41,400	693,841
Amortization of deferred compensation	-	-	121,424
Depreciation and amortization	51,114	3,865	162,741
Change in fair market value of derivative liability	(11,860)	-	(204,623)
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debenture	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079

Changes in assets and liabilities:
Prepaid expenses	14,116	(6,225)	(269,156)
Other current assets	-	-	(217,904)
Deferred expenses	-	-	(2,175)
Accounts payable-trade	56,933	(15,655)	528,933
Accounts payable –related parties	(534,906)	20,343	658,687
Accrued expenses	13,411	49,171	99,127
Accrued payroll to officers and related payroll tax expense	-	(12,462)	22,917
Net cash used in operating activities	(1,448,682)	(618,952)	(12,885,230)

INVESTING ACTIVITIES:
Purchases of property and equipment	(106,686)	(20,805)	(1,371,090)
Purchase of Trademark	(17,810)	(34,160)	(400,484)

Net cash used in investing activities	(124,496)	(54,965)	(1,771,574)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible Preferred Series B Stock	2,295,000	-	7,845,000
Proceeds from issuance of common stock in connection with the private placement of common stock, net of fees	-	1,287,250	11,296,748
Proceeds from stock option exercise	-	-	90,000
Proceeds from exercise of warrants	-	1,899,900	3,102,590
Stock subscription received	-	-	20
Net cash provided by financing activities	2,295,000	3,187,150	22,334,358
NET INCREASE IN CASH AND CASH EQUIVALENTS	721,821	2,513,233	7,677,554
CASH AND CASH EQUIVALENTS, BEGINNING	6,955,733	1,689,442
CASH AND CASH EQUIVALENT, ENDING	7,677,554	4,202,675	7,677,554
CASH PAID DURING THE YEAR FOR:
INTEREST	-	-	-
INCOME TAXES	-	-	3,037

The accompanying notes are an integral part of these financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(Unaudited)

During the periods indicated below, the Company had the following non-cash activity:

	Three months ended September 30,		For the Cumulative Period From May 12, 2005 (Inception)through September 30,
	2010	2009	2010
Common stock issued for services rendered	11,791	31,800	11,289,470
Preferred stock issued as compensation	-	-	1,220,330
Stock options issued to officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	45,000	41,400	693,841
Stock warrants granted to brokers	-	-	3,563
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	300,000	-	2,700,000
Common stock issued for dividends on Series B Preferred Stock	26,849	-	55,246
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock warrants issued in connection with Private Placement	-	5,097,300	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

The accompanying notes are an integral part of these financial statements.

Index
NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) TO MARCH 31, 2010
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Nature of Business

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

As a result of the Exchange transaction, the former NVI stockholders held approximately 80% of the voting capital stock of the Company immediately after the Exchange.  For financial accounting purposes, this acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 1, 2005, and represent the operations of NVI.

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

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The 7,000,000 shares were valued at the par value or $7,000.

Index

We focus our research and clinical programs on specific anti-viral solutions. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not developed any commercial products.

Note 2 - Basis of Presentation

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included.  Operating results for the three month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the fiscal year ended June 30, 2010

Note 3 – Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from June 30, 2010), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Derivatives and Fair Value of Financial Instruments

The Company has evaluated the application of paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series B stock issued May 12, 2010 and September 21, 2010 (described in Note 6).  Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives as of May 12, 2010.  The Company records the fair value of the preferred stock that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

Index

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the Preferred Series B stock issued May 12, 2010.  At September 30, 2010, all $780,153 on of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the Preferred Series B stock issued May 12, 2010 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2010.  The primary assumptions include projected annual volatility of 125%-127%; the follow-on option becomes available starting December 29, 2010 and holder conversion targets at 200% of the conversion price.

The fair value of the derivatives was $ 852,738 as of September 21, 2010 upon issuance of  250, 000 shares of the Company’s Series B Convertible Preferred stock and was  at $780,153 at September 30, 2010.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of September 30, 2010
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities
Preferred Series B	780,153			780,153	780,153
Total Derivative Liabilities	780,153			780,153	780,153

Index

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2010	1,043,808	1,043,808
Total Gains or Losses (realized/unrealized)
Included in Net Income	(11,860)	(11,860)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	-	-
Transfers in and/or out of Level 3	(251,795)	(251,795)
Ending Balance at September 30, 2010	780,153	780,153

The Company does not have any other assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended September 30, 2010.

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

Net Income (Loss) per Common Share -

Net Loss per Common Share is calculated computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and non-exercisable) as of September 30, 2010 and 2009 were 11,291,950 and 11,286,950 respectively.

The following table presents the calculation of basic and diluted net loss per share:

	2010	2009

Net loss available to common shareholders	$(1,097,491)	$(731,189)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted-average shares used in computing net loss per share, basic and diluted	135,471,689	125,384,198

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

Note 4 – Financial Condition

The Company’s financial statements for the quarter ended September 30, 2010, and for the year ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $17,837,234 for the period from May 12, 2005 (date of inception) through September 30, 2010.  In addition, the Company has not generated any revenues and no revenues are anticipated.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2010 the Company had  cash and cash equivalents of $7,677,554.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities.  (See Note 8)  On September 16, 2010, the Company and Seaside 88, LP (“Seaside”) executed a Letter Agreement and Amendment regarding the purchase and sale of an additional 500,000 shares of the Company’s Series B Convertible Preferred Stock at $10.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the Company and Seaside. The Company has sufficient capital to continue its business, at least, through December 31, 2011, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $17,837,234 at September 30, 2010 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2010 and 2009 and  cash and cash equivalents balance of $7,677,554 at September 30, 2010, substantial additional financing will be required in future periods.  The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months.  The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such funds.

Index

Note 5 – Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. . In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed ,(2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. and (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others.

On February 15, 2010, the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies developed by TheraCour for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The issuance of the 7,000,000 shares was valued at their par value or $7,000.

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour were $295,443and $257,320 for the quarters ended September 30, 2010, and 2009, respectively and $3,947,417 since inception. As of September 30, 2010, pursuant to its license agreement, the Company has paid a security advance of $263,656 to and held by TheraCour which is reflected in Prepaid Expenses. The development costs are partially offset by a refundable Connecticut Research and Development tax credit of $204,902, which is included in other assets at September 30, 2010.  No royalties are due TheraCour from the Company’s inception through September 30, 2010.

Index

TheraCour is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the common stock of TheraCour, which itself owns approximately 24.90% of the Common stock of the Company.

TheraCour owns 33,360,000 shares of the Company’s outstanding common stock as of September 30, 2010.

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

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the quarters ended September 30, 2010 and 2009, were $204,480 and $-0-  respectively and $837,655 since inception.

Note 6 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	September 30, 2010	June 30, 2010
TheraCour Pharma, Inc.	$263,656	$263,656
Kard Scientific, Inc.	-	-
Prepaid Others	13,500	27,616

	$277,156	$291,272

Note 7 – Equity Transactions

In August, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.476 per share. These warrants, if not exercised, will expire in August, 2014.  The fair value of these warrants in the amount of $45,000 was recorded as consulting expense.

The fair value of the Company’s option-based awards granted were estimated using the Black-Scholes option pricing model and the following assumptions.

Expected life in years	4 yrs
Risk free interest rate	1.08%
Expected volatility	91.08%
Dividend yield	0%

Index

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

During the three months ended September 30, 2010, the Company issued 11,791 shares of common stock to a consultant for services performed. The Company recorded consulting fee expense of $15,000 related to the issue of these shares.

On September 16, 2010, Seaside and the Company executed a Letter Agreement and Amendment (the “Letter Agreement”) regarding the purchase and sale of an additional 500,000 shares (the “Additional Shares”) of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the purchase price of $10.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the parties (the “Agreement”).

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

The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010.  The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the offering.

In connection with the offering, pursuant to a placement agency agreement entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company on March 3, 2010 (the “Placement Agent Agreement”), the Company paid Midtown a cash fee representing 8% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

Index

During the three months ended September 30, 2010, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
7/7/2010	60,000	1.511	397,088	1.6453	6,061	403,149
7/21/2010	60,000	1.2954	463,177	1.324	5,794	468,971
8/4/2010	60,000	1.1387	526,916	1.1387	4,716	531,632
8/18/2010	60,000	0.9895	606,367	0.9895	3,101	609,468
9/1/2010	20,000	0.9288	215,332	1.0012	766	216,098
9/21/2010	40,000	0.9302	430,015	0	-	430,015

Note 8 - Commitments and Contingencies

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

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, Woodbridge, Connecticut at a monthly rent of $11,667, plus an additional $500 per month for utilities. The term of the occupancy expired January 30, 2009.

At September 30, 2010, future minimum rental payments due under these operating leases are as follows:

2010	$21,933

2011	21,933

Total rent expense amounted to $25,012 and $14,623 for the quarters ended September 30, 2010 and 2009 respectively, and $575,018 since inception.

Note 9 - Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2010. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms "Company", "we", "our", "us" and "NNVC" refer to Nanoviricides, Inc., a Nevada corporation.

Index

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "NNVC believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of NNVC and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour Pharma, Inc., the exclusive source for these nanomaterials. The Company may manufacture these drugs itself, or under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue. There can be no assurance that the Company will be able to enter into co-development or other licensing agreements.

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

Index

Subsequent Event.

Management performed an evaluation of the Company’s activity through November 15, 2010, the date these financials were issued, to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

The Company’s Drug Pipeline

Management believes that it has achieved significant milestones in the development of a number of antiviral nanoviricide drug candidates. We now have high efficacy lead drug candidates against five commercially important diseases, namely, (1) All Influenza viruses (FluCide-I™), (2) HIV (HIVCide-I™), (3) Nanoviricide Eye Drops for Viral Infections of the External Eye, (4) a nanoviricide against Herpes “Cold Sores” and genital herpes, and (5) Dengue viruses. Further, the Company has identified highly active nanoviricide drug candidates against Ebola/Marburg, and against Rabies. In addition, the Company has also established the technology feasibility for (a) broad-spectrum nanoviricides, and (b) Just-in-Time ADIF(™) technology; both of which are well suited for stockpiling to defend against known as well as novel infectious diseases.

The Company has not yet performed detailed safety profile studies to be included in a “Tox Package” for submission to the FDA for any of our drug candidates. Our studies regarding safety of the various nanoviricide drug candidates to date have been preliminary and of a limited nature. However, the nanoviricides have been well tolerated with no overt adverse effects observed even in animals treated for more than 2 weeks. Management’s beliefs are based on results of pre-clinical cell culture studies and in vivo animal studies using mice.

We continue to achieve significant success in our drug development programs.

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

This anti-HSV program is designed for the development of an effective anti-herpes nanoviricide drug for the treatment of cold sores or genital herpes simplex virus infections. The Company plans to develop this drug as a skin cream or ointment formulation for external application.

Subsequent to this quarterly period we have reported that our new, further optimized, nanoviricide® drug candidates against influenza have demonstrated profoundly greater effectiveness than Tamiflu® (Roche) in lethal animal model study. In particular, the most effective Nanoviricide® enabled the mice to survive to 18.1 days on average, as compared to only 7.8 days for Tamiflu®. Untreated animals survived only 5 days in this study. A 21 day survival would be considered indefinite survival in this study.

In addition, the same Nanoviricide® drug candidate demonstrated  a fifteen fold (15X) greater viral  load reduction as compared to Tamiflu® treaed animals, and a thirty fold (30X) viral load reduction as compared to untreated animals . Tamiflu® produced only a two fold reduction (2X)as compared to untreated animals in this high infection lethality study. Therefore , the Company believes that its Fluicide program is on course for further development towards  an IND submission to the FDA.

Index

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

Requirement for Additional Capital

As of September 30, 2010 we have a cash and cash equivalent balance of $7,677,554 which combined with the additional $2,500,000 which we will obtain through the sale of the Company’s preferred Series B stock during the second and third quarter of the Company’s fiscal year, will be sufficient to fund our currently budgeted operations for the next eighteen months at the Company’s current rate of expense.

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

1.      Research and Development of $5,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide, Eye nanoviricide, HIVCide, HerpeCide, Dengue and Ebola/Marburg, and Rabies programs.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of September 30, 2010 the Company drew down $7,500,000 of the $40,000,000 S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required. If we are unable to obtain additional financing, our business plan will be significantly delayed.

Index

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

The Company has signed several cooperative research and development agreements with different agencies and institutions The Company expects to enter into additional cooperative agreements with other governmental and non-governmental, academic, or commercial, agencies, institutions, and companies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

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

Index

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of common stock at $1.476 per share. These warrants, if not exercised, will expire in August, 2014.  The fair value of these warrants in the amount of  $45,000 was recorded as consulting expense.

For the three months ended September 30, 2010, the Company's Board of Directors authorized the issuance of 11,792 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $15,000.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares.  All of the purchasers were friends or business associates of the Company’s Management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financings completed on May 11, 2010,  and September 16,2010 with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged in as placement agent for the Company’s securities sold in those offerings.

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

Dated: November 17, 2010

NANOVIRICIDES, INC.

/s/ Eugene Seymour, M.D
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Financial Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors