Form 10-Q
period 2010-12-31
NANOVIRICIDES, INC.
filed 2011-02-18
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

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
Yes ☐             No ☒

The number of shares outstanding of the registrant’s Common Stock as of February 18, 2011 was: 139,906,601.

NanoViricides, Inc.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at December 31, 2010 (Unaudited) and June 30, 2010	3

Statements of Operations for the Three and Six Months Ended December 31, 2010 and 2009 and for the Period from May 12, 2005 (Inception) through December 31, 2010 (Unaudited)	4

Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009, and for the Period May 12, 2005 (Inception) through December 31, 2010 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Removed and Reserved	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Certifications

Index

 NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010 (Unaudited)	June 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,994,772	$6,955,733
Prepaid expenses	364,407	291,272
Other current assets	209,902	209,902

Total current assets	9,569,081	7,456,907

Property and equipment, net	1,198,132	1,168,374

Trademark, net	388,816	367,077

TOTAL ASSETS	$11,156,029	$8,992,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$335,850	$127,620
Accounts payable – related parties	768,481	1,193,593
Accrued expenses	188,603	85,716
Accrued payroll to officers and related payroll tax expense	35,417	22,917
Derivative Liability	460,246	1,043,808

TOTAL CURRENT LIABILITIES	1,788,597	2,473,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 7,623,750 and 7,593,750 shares issued and outstanding, respectively	7624	7,594
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 250,000 and 260,000 shares issued and outstanding, respectively	250	260
Common stock, $0.001 par value; 300,000,000 shares authorized; 138,888,418 and 133,980,411 shares issued and outstanding, respectively	138,892	133,982
Additional paid-in capital	28,633,266	23,116,611
Deficit accumulated during the development stage	(19,412,600)	(16,739,743)

TOTAL STOCKHOLDERS’ EQUITY	$9,367,432	$6,518,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,156,029	$8,992,358

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending December 31,		Six Months Ended December 31,		For the Period from May 12, 2005 (Inception) through December 31,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,114,647	629,803	1,872,475	1,093,725	11,961,847
Refund credit research and development costs	-	-	-	-	(420,842)
General and administrative	384,267	296,765	737,784	564,902	7,415,737

Total operating expenses	1,498,914	926,568	2,610,259	1,658,627	18,956,742
Loss from operations	(1,498,914)	(926,568)	(2,610,259)	(1,658,627)	(18,956,742)

Other income (expense):
Interest income	3,697	1,120	5,690	1,990	156,676
Non cash interest on convertible debentures	-	-	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Change in fair market value of derivative liability	(80,148)	-	(68,288)	-	124,475

Total other income (expense)	(76,451)	1,120	(62,598)	1,990	(505,858)
Loss before income taxes	(1,575,365)	(925,448)	(2,672,857)	(1,656,637)	(19,412,600)
Income tax provision	-	-	-	-

Net loss	$(1,575,365)	$(925,448)	$(2,672,857)	$(1,656,637)	$(19,412,600)

Net loss per share: basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding: basic and diluted	138,098,286	127,546,405	136,785,286	126,669,572

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended December 31,
	2010	2009	For the Period from May 12, 2005 (Inception) through December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,672,857)	$(1,656,637)	$(19,412,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares and warrants issued for services rendered	95,000	99,832	1,372,679
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	53,935	-	1,274,265
Warrants granted to scientific advisory board	100,800	81,000	749,641
Amortization of deferred compensation	-	-	121,444
Depreciation and amortization	105,047	7,731	216,673
Amortization of deferred financing expenses	-	-	51,175
Change in fair market value of derivative liability	68,288		(124,475)
Non cash interest on convertible debentures	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in assets and liabilities:
Prepaid expenses	(24,078)	8,641	(307,350)
Deferred expenses	-	-	(2,175)
Other current assets	-	2,286	(217,904)
Accounts payable- trade	208,230	70,811	680,230
Accounts payable –related parties	(448,843)	656,244	744,750
Accrued expenses	53,830	(4,021)	139,546
Accrued payroll to officers and related payroll tax expense	12,500	22,236	35,417
Net cash used in operating activities	(2,448,148)	(711,877)	(13,884,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(106,687)	(148,534)	(1,371,091)
Trademark and patent costs	(26,126)	(134,958)	(408,800)
Net cash used in investing activities	(132,813)	(283,492)	(1,779,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible Preferred Series B Stock	4,595,000	-	10,145,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock – net of fees	-	1,437,450	11,296,748
Proceeds from exercise of stock warrants attached to convertible debentures	25,000	1,901,340	3,127,590
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	4,620,000	3,338,790	24,659,338
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,039,039	2,343,421	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,955,733	1,689,442	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,994,772	$4,032,863	$8,994,772

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(Unaudited)

During the periods indicated below, the Company had the following non-cash activity:

	Six months ended December 31,
	2010	2009	For the Cumulative Period From May 12, 2005 (Inception) through December 31, 2010
Common stock issued for services rendered	$95,000	$99,832	$11,372,679
Preferred stock issued as compensation	53,935	-	1,274,233
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	100,800	81,000	749,641
Stock warrants granted to brokers	-	3,563	3,563
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B preferred stock	5,100,000	-	7,800,000
Common stock issued for dividends on Series B preferred stock	52,165	-	80,604
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock warrants Issued in connection with Private Placement	-	5,097,300	7,681,578
Common stock issued for accounts payable	-	25,200	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements.

Index
NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2010 AND 2009
NOTES TO THE FINANCIAL STATEMENTS
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

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holders approval. The 7,000,000 shares were valued at the par value of $7,000.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included.  Operating results for the interim period ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited financial statements and related notes contained in the information as part of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the SEC on October 13, 2010.

Note 3 – Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from June 30, 2010), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Derivatives and Fair Value of Financial Instruments

The Company has evaluated the application of paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series B stock issued May 12, 2010 and September 21, 2010, and December 21, 2010 (described in Note 6).  Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives as of May 12, 2010.  The Company records the fair value of the preferred stock that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

Index

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the Preferred Series B stock issued May 12, 2010.  At December 31, 2010, all $460,246 on of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the Preferred Series B stock issued May 12, 2010 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2010.  The primary assumptions include projected annual volatility of 125%-127%; the follow-on options of September 21, 2010 and December 21, 2010 and holder conversion targets at 200% of the conversion price.

The fair value of the derivatives was $ 488,358 as of December 21, 2010 upon issuance of the second follow on option of  250, 000 shares of the Company’s Series B Convertible Preferred stock and was  at $460,246 at December 31, 2010.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of December 31, 2010
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities
Preferred Series B	460,246			460,246	460,246
Total Derivative Liabilities	460,246			460,246	460,246

Index

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended December 31, 2010:
	Fair Value Measurements Using Level 3 Inputs
	Derivative Liabilities	Totals
Beginning Balance as of June 30, 2010	1,043,808	1,043,808
Total Gains or Losses (realized/unrealized)
Included in Net Loss	(68,288)	(68,288)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	-	-
Transfers in and/or out of Level 3	(515,274)	(515,274)
Ending Balance at December 31, 2010	460,246	460,246

The Company does not have any other assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010  no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2010.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

Index

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Index

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4 – Financial Condition

The Company’s financial statements for the quarter ended December 31, 2010 and for the year ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company incurred a loss of $19,412,600 for the period from May 12, 2005 (date of inception) through December 31, 2010.  In addition, the Company has not generated any revenues and no revenues are anticipated.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities.  (See Note 7)  On September 16, 2010, the Company and Seaside 88, LP (“Seaside”) executed a Letter Agreement and Amendment regarding the purchase and sale of an additional 500,000 shares of the Company’s Series B Convertible Preferred Stock at $10.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the Company and Seaside. The Company has sufficient capital to continue its business, at least, through December 31, 2011, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Despite the Company’s financings in 2010 and 2009 and a cash and cash equivalent balance of $8,994,772 at December 31, 2010, substantial additional financing will be required in future periods.  The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months.  The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such funds.

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

Index

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour were $641,989 and $586,023 for the six months ended December 31, 2010, and 2009, respectively and $4,293,963 since inception. As of December 31, 2010, pursuant to its license agreement, the Company has paid a security advance of $313,656 to and held by TheraCour which is reflected in Prepaid Expenses. The development costs are partially offset by a refundable Connecticut Research and Development tax credit of $204,902.  No royalties are due TheraCour from the Company’s inception through December 31, 2010.

TheraCour is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the common stock of TheraCour, which itself owns approximately 24.90% of the Common stock of the Company.

TheraCour owns 33,006,018 shares of the Company’s outstanding common stock as of December 31, 2010.

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

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the six months ended December 31, 2010 and 2009, were $614,052 and $-0-  respectively and $1,247,227 since inception.

Note 6 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	December 31, 2010	June 30, 2010
TheraCour Pharma, Inc.	$313,656	$263,656
Prepaid Others	50,751	27,616

	$364,407	$291,272

Index

Note 7 – Equity Transactions

Registered Securities

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

Index

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

The Second Follow-on Closing occurred on December 21, 2010.  The Company raised gross proceeds of $2,500,000 at such Second Follow-on Closing, before estimated offering expenses of approximately $270,000 which includes placement agent and attorney’s fees.  The first conversion of the Second Follow-on shares occurred on January 3, 2011, at a conversion price of $1.16348 per share.

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

During the three months ended December 31, 2010, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock I ssued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of ..001 par value Common Stock Issued to Seaside
10/5/10	40,000	0.8691	460,246	0.8691	9,268	469,514
10/19/10	40,000	0.88307	452,965	0.88307	7,384	460,349
11/2/10	40,000	0.86709	461,313	0.86709	5,571	467,064
11/16/10	40,000	1.15668	345,817	1.15668	2,984	348,801
11/30/10	40,000	1.28797	310,566	1.35371	1,417	311,983
12/14/10	10,000	1.10084	90,840	1.10084	348	91,188

On December 10, 2010, the Company filed a Form S-8 Registration Statement related to the issuance of 50,000 shares of the Company’s .001 par value common stock, pursuant to a consulting agreement.  The Company issued such shares on or about December 10, 2010, and recorded a consulting expense of $64,000.

Unregistered Securities

In October 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.81 per share. These warrants, if not exercised, will expire in October, 2014.  The fair value of these warrants in the amount of $50,800 was recorded as consulting expense.

On November 1, 2010 the Company authorized the issuance of 30,000 shares of its Series A $.001 par value Convertible Preferred Stock with a restrictive legend pursuant to a consulting agreement and recorded a consulting expense of $53,935.

Index

On December 10, 2010 the Company authorized the issuance of 25,000 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement

For the six months ended December 31, 2010, the Company's Board of Directors authorized the issuance of 24,616 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $31,000.

Note 8 - Commitments and Contingencies

Operating leases

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,337.50. The term of lease expires on February 28, 2012, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon six months written notice.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, Woodbridge, Connecticut at a monthly rent of $11,667, plus an additional $500 per month for utilities. The term of the occupancy expired January 30, 2009 and is now on a month by month basis.

At December 31, 2010, future minimum rental payments due under these operating leases are as follows:

2011	$100,050
2012	$16,675

Total rent expense amounted to $50,025 and $36,556 for the six months ended December 31, 2010 and 2009 respectively, and $625,043 since inception.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Index

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

Collaborative Agreements and Contracts

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCideTM-I, AviFluCide-ITM and AviFluCide-HPTM were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing ofRabiCide-ITM, the Company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008. We expect that the work with NIHE will likely continue. While the MOU provides for a final agreement between the Company and NIHE, we have not yet discussed a “final agreement” with NIHE and continue to work under the existing MOU. There are no financial obligations or responsibilities for either the Company or NIHE pursuant to the provisions of the MOU.

Index

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

On May 6, 2009, the Company entered into a Clinical Study Agreement with THEVAC, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University. TheVac has performed biological testing of anti-herpes nanoviricides. TheVac has conducted studies on the effect of anti-herpes nanoviricide drug candidates against herpes cold sores and genital herpes in cell culture models. TheVac has also conducted studies on the effect of anti-herpes nanoviricides drug candidates in a mouse model of herpes keratitis. Professor Gus Kousoulas and his team at Louisiana State University have validated and published on this animal model extensively in peer-reviewed scientific journals.

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

Index

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

Subsequent Event.

Management performed an evaluation of the Company’s activity through February 15, 2011, the date these financials were issued, for reportable subsequent events. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Index

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

During this quarterly period we reported that our new, further optimized, nanoviricide® drug candidates against influenza have demonstrated profoundly greater effectiveness than Tamiflu® (Roche) in lethal animal model study. In particular, the most effective Nanoviricide® enabled the mice to survive to 18.1 days on average, as compared to only 7.8 days for Tamiflu®. Untreated animals survived only 5 days in this study. A 21 day survival would be considered indefinite survival in this study.

In addition, the same Nanoviricide® drug candidate demonstrated  a fifteen fold (15X) greater viral  load reduction as compared to Tamiflu® treaed animals, and a thirty fold (30X) viral load reduction as compared to untreated animals. Tamiflu® produced only a two fold reduction (2X)as compared to untreated animals in this high infection lethality study. Therefore , the Company believes that its Fluicide program is on course for further development towards  an IND submission to the FDA.

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

Requirement for Additional Capital

As of December 31, 2010 we have a cash and cash equivalent balance of $8,994,772 which will be sufficient to fund our currently budgeted operations for the next eighteen months at the Company’s current rate of expense.

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

Index

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of December 31, 2010 the Company has drawn down $10,000,000 of the $40,000,000 S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required. If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

(b)           Changes in internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred as of December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.81 per share. These warrants, if not exercised, will expire in October, 2014.  The fair value of these warrants in the amount of  $50,800 was recorded as consulting expense.

On November 1, 2010 the Company authorized the issuance of 30,000 shares of its Series A $.001 par value Convertible Preferred Stock with a restrictive legend pursuant to a consulting agreement and recorded a consulting expense of $53,935.

On December 10, 2010 the Company authorized the issuance of 25,000 shares of its $.001 par value common Stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement

For the six months ended December 31, 2010, the Company's Board of Directors authorized the issuance of 24,616 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $31,000.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares.  All of the purchasers were friends or business associates of the Company’s Management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financings completed on May 11, 2010,  September 16,2010, and December 21, 2010 with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in those offerings.

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

Index

(b)  Reports on Form 8-K.

On December 22, 2010, the Registrant filed a Current Report on Form 8-K to disclose it had sold 250,000 shares of its Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $2,500,000.  The Registrant also disclosed it had paid, pursuant to a placement agency agreement, Midtown Partners & Co., LLC a cash fee representing 8% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2011

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors