Form 10-Q
period 2011-03-31
NANOVIRICIDES, INC.
filed 2011-05-20
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

Commission File Number: 333-148471

NANOVIRICIDES, INC.

 (Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

135 Wood Street, Suite 205
West Haven, Connecticut 06516
(Address of principal executive offices and zip code)
(203) 937-6137
(Company’s telephone number, including area code)

 Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☒

The number of shares outstanding of the Company's Common Stock as of May 20, 2011 was: 142,091,333.

NanoViricides, Inc.
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2011 (Unaudited) and June 30, 2010	3

Statements of Operations for the Three Months and Nine Months Ended March 31, 2011 and 2010 and for the Period May 12, 2005 (Inception) through March 31, 2011 (Unaudited).	4

Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 and for the Period May 12, 2005 (Inception) through March 31, 2011 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Changes in Securities	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Removed and Reserved	28

Item 5. Other Information	28

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

Certifications	31

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2011 (Unaudited)	June 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,763,391	$6,955,733
Prepaid expenses	355,399	291,272
Other current assets	167,637	209,902

Total current assets	8,286,427	7,456,907

Property and equipment, net	1,171,912	1,168,374

OTHER ASSETS:

Trademark, net	400,152	367,077

Total other assets	400,152	367,077

TOTAL ASSETS	$9,858,491	$8,992,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$325,837	$127,620
Accounts payable – related parties	463,308	1,193,593
Accrued expenses	20,564	85,716
Accrued payroll to officers and related payroll tax expense	-	22,917
Derivative Liability	-	1,043,808

TOTAL CURRENT LIABILITIES	809,709	2,473,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 8,217,500 and 7,593,750 shares issued and outstanding, respectively	8,218	7,594
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, -0- and 260,000 shares issued and outstanding, respectively	-	260
Common stock, $0.001 par value; 300,000,000 shares authorized; 141,457,703 and 133,980,411 shares issued and outstanding, respectively	141,491	133,982
Additional paid-in capital	30,858,360	23,116,611
Deficit accumulated during the development stage	(21,959,287)	(16,739,743)

TOTAL STOCKHOLDERS’ EQUITY	9,048,782	6,518,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,858,491	$8,992,358

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the Period May 12, 2005 (Inception) through March 31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,652,309	1,582,705	3,524,784	2,676,430	13,614,156
Change in Refund credit research and development costs	42,265	42,378	42,265	42,378	(378,577)
General and administrative	863,083	800,056	1,600,867	1,364,958	8,228,820

Total operating expenses	2,557,657	2,425,139	5,167,916	4,083,766	21,464,399
Loss from operations	(2,557,657)	(2,425,139)	(5,167,916)	(4,083,766)	(21,464,399)

Other income (expense):
Interest income	882	601	6,572	2,592	157,558
Non cash interest on convertible debentures	-	-	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Change in fair value of derivative liabilities	10,088	-	(58,200)	-	134,563

Total other income (expense)	10,970	601	(51,628)	2,592	(494,888)
Loss before income taxes	(2,546,687)	(2,424,538)	(5,219,544)	(4,081,174)	(21,959,287)

Income tax provision	-	-	-	-	-

Net loss	$(2,546,687)	$(2,424,538)	$(5,219,544)	$(4,081,174)	$(21,959,287)

Net loss per common share: basic and diluted	$(0.002)	$(0.02)	$(0.04)	$(0.03)

Weighted average common shares outstanding: - basic and diluted	140,222,753	132,036,147	137,995,662	129,754,900

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,		For the Period May 12, 2005 (Inception) through March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,219,544)	$(4,081,174)	$(21,959,287)
Adjustments to reconcile net loss to net cash used in operating activities:

Shares and warrants issued for services	429,250	428,582	1,706,929
Preferred shares issued for license	-	7,000	7,000
Preferred shares issued as compensation	1,418,565	1,220,330	2,638,894
Warrants granted to scientific advisory board	154,800	121,200	803,641
Options issued to officers as compensation	-	-	121,424
Depreciation and amortization	157,880	43,266	269,507
Amortization of deferred financing expenses	-	-	51,175
Change in fair value of deferred liability	58,200	-	(134,563)
Non cash interest on convertible debentures	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(15,070)	16,157	(298,342)
Deferred expenses	-	-	(2,175)
Other current assets	42,265	44,664	(175,639)
Accounts payable- trade	198,217	100,296	670,217
Accounts payable –related parties	(754,015)	407,557	439,577
Accrued expenses	(114,209)	(39,648)	(28,492)
Accrued payroll to officers and related payroll tax expense	(22,917)	-	-
Net cash used in operating activities	(3,666,578)	(1,731,770)	(15,103,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	-	-	-
Purchases of property and equipment	(131,107)	(188,349)	(1,395,511)
Trademark and patent costs	(39,657)	(134,959)	(422,331)
Net cash used in investing activities	(170,764)	(323,308)	(1,817,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Preferred Series B Stock	4,595,000		10,145,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of fees	-	1,432,250	11,296,768
Proceeds from exercise of stock warrants	50,000		50,000
Proceeds from exercise of stock warrants attached to convertible debentures	-	1,881,340	3,102,590
Proceeds from exercise of stock options	-	-	90,000
Net cash provided by financing activities	4,645,000	3,313,590	24,684,358
NET CHANGE IN CASH AND CASH EQUIVALENTS	807,658	1,258,512	-
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,955,733	1,689,442	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,763,391	$2,947,954	$7,763,391

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
(Unaudited)

During the periods indicated below, the Company had the following non-cash activity:

	Nine months ended March 31,		For the Period May 12, 2005 (Inception) through March 31,
	2011	2010	2011
Common stock issued for services rendered	$429,250	$321,582	$11,706,929
Preferred stock issued as compensation	1,418,565	1,220,330	2,638,895
Preferred stock issued in payment of license fee	-	7,000	7,000
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	154,800	121,200	803,641
Stock warrants granted to brokers	-	3,563	3,563
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common Stock issued upon conversion of Series B Preferred Stock	-	-	7,800,000
Common Stock issued for dividends on Series B Preferred Stock	77,481	-	105,878
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants Issued in connection with Private Placement	-	5,097,300	7,681,578
Common stock issued for accounts payable	-	25,200	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements.

Index

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2011 AND 2010
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

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 7,000,000 shares were valued at the par value of $7,000.

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

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the interim periods have been included.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the fiscal year ended June 30, 2010

Note 3 – Summary of Significant Accounting Policies

For a summary of significant accounting policies (which have not changed from June 30, 2010), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recently Issued Accounting Pronouncements

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

Index

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the Preferred Series B stock issued May 12, 2010.  The Company did not report any derivative liability at March 31, 2011, previously all of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

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

The fair value of the derivatives was $ 461,477 as of January 3, 2011 upon issuance of 250,000 shares of the Company’s Series B Convertible Preferred stock and was  at $0 at March 31, 2011.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of March 31, 2011
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities
Preferred Series B	0			0	0
Total Derivative Liabilities	0			0	0

Index

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of January 3, 2011	461,477	461,477
Total Gains or Losses (realized/unrealized)
Included in Net Income	(10,088)	(10,088)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	-	-
Transfers in and/or out of Level 3	(451,389)	(451,389)
Ending Balance at March 31, 2011	0	0

The Company does not have any other assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended March 31, 2011.

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

Note 4 – Financial Condition

The Company’s financial statements for the interim period ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company had a deficit accumulated during the development stage of $21,959,287  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2011 the Company had a cash and cash equivalent of $7,763,391.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities.  (See Note 8). Additionally, on April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  Fourteen weeks following the Initial Closing, conditioned upon the Company’s satisfaction of conditions precedent set forth in the Agreement, Seaside will purchase the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).    The Company has sufficient capital to continue its business, at least, through December 31, 2012, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $21,959,287 at March 31, 2011 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2010 and 2009 and a cash and cash equivalent balance of $7,763,391 at March 31, 2011, substantial additional financing will be required in future periods.  The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months.  The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such funds.

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

Index

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

Development costs charged by and paid to TheraCour were $876,860 and $899,484 for the nine months ended March 31, 2011, and 2010, respectively and $4,528,834 since inception. As of March 31, 2011, pursuant to its license agreement, the Company has paid a security advance of $313,656 to and held by TheraCour which is reflected in Prepaid Expenses. The development costs are partially offset by a refundable Connecticut Research and Development tax credit of $162,637.  No royalties are due TheraCour from the Company’s inception through March 31, 2011.

TheraCour is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the common stock of TheraCour, which itself owns approximately 24.90% of the Common stock of the Company.

TheraCour owns 33,360,000 shares of the Company’s outstanding common stock as of March 31, 2011.

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

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Chief Regulatory Officer, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the nine months ended March 31, 2011, and 2010, were $719,462 and $-0-  respectively and $1,352,637 since inception.

Index

Note 6 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	March 31, 2011	June 30, 2010
TheraCour Pharma, Inc.	$313,656	$263,656

Prepaid Others	41,743	27,616

	$355,399	$291,272

Note 7 – Equity Transactions

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

On May 12, 2010, the Company issued 500,000 shares of the Series B in accordance with the aforementioned agreement.  The Company received $5,000,000 in consideration for the Series B.  The Company recorded a placement agent fee of $400,000 and legal fees of $50,000 in association with this transaction.  As set forth in Note 3 the Company evaluated the application of paragraph 810-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series B stock issued May 12, 2010.  Based on paragraph 810-10-05-4 of the FASB Accounting Standards Codification, the Company concluded these instruments were required to be accounted for as derivatives as of May 12, 2010.  The Company recorded an initial derivative liability of $1,787,379, which is amortized as the Series B is converted pursuant to the terms of the Securities Purchase Agreement.

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

During the three months ended March 31, 2011, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
1/3/11	40,000	1.16348	343,796	1.16348	7,653	351,449
1/14/11	40,000	1.258	317,965	1.258	6,403	324,368
1/31/11	40,000	1.1226	356,422	1.237	5,271	361,694
2/14/11	40,000	1.08103	370,017	1.08103	4,613	374,630
2/28/11	40,000	0.98617	405,610	0.98617	3,500	409,110
3/14/11	40,000	1.08911	367,274	1.08911	1,761	369,035
3/28/11	10,000	1.11129	89,986	1.11129	345	90,331

On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  Fourteen weeks following the Initial Closing, conditioned upon the Company’s satisfaction of conditions precedent set forth in the Agreement, Seaside will purchase the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  40,000 shares of the Series B Preferred Stock shall automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

Index

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $1.28138, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010.  The Company, pursuant to Rule 424(b) under the Securities Act of 1933, filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement entered into by and between Midtown and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), the Company will pay Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

On December 10, 2010, the Company filed a Form S-8 Registration Statement related to the issuance of 50,000 shares of the Company’s .001 par value common stock, pursuant to a consulting agreement.  The Company issued such shares on or about December 10, 2010, and recorded a consulting expense of $64,000.

Unregistered Securities

In October 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.81 per share expiring in October, 2014.  These warrants was valued at $50,800 and recorded as consulting expense.

On November 1, 2010 the Company issued of 30,000 shares of its Series A $.001 par value Convertible Preferred Stock with a restrictive legend pursuant to a consulting agreement and recorded a consulting expense of $53,935.

On December 10, 2010 the Company issued of 25,000 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement.

On February 4, 2011 the Company issued of 25,000 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement

In February, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.47 per share expiring in February, 2015.  The fair value of these warrants in the amount of $54,000 was recorded as consulting expense.

Index

For the nine months ended March 31, 2011, the Company's Board of Directors authorized the issuance of 38,285 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $49,000.

Note 8 - Commitments and Contingencies

OPERATING LEASE

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. The term of lease expires in February 28, 2012, and may be extended, at the option of the Company, for an additional two years. The lease can be cancelled by the Company upon six months written notice.

On February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, Woodbridge, Connecticut at a monthly rent of $8,337.50, plus an additional $500 per month for utilities. The term of the occupancy expired January 30, 2009.

At March 31, 2011, future minimum rental payments due under these operating leases are as follows:

2011	$75,038
2012	16,675

Total rent expense amounted to $75,395 and $36,556 for the nine months ended March 31, 2011 and 2010, respectively, and $650,413 since inception.

Note 9 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were certain reportable subsequent events to be disclosed as follows:

On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  Fourteen weeks following the Initial Closing, conditioned upon the Company’s satisfaction of conditions precedent set forth in the Agreement, Seaside will purchase the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  40,000 shares of the Series B Preferred Stock shall automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

Index

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $1.28138, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010.  The Company, pursuant to Rule 424(b) under the Securities Act of 1933, filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement entered into by and between Midtown and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), the Company will pay Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

The Company has evaluated all events that occurred after the balance sheet through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no additional reportable subsequent events to be disclosed.

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

On May 17, 2010, the Company announced that it had signed a research and development agreement with the University of California, San Francisco (UCSF), for the testing of its anti-HIV drug candidates.  Cheryl Stoddart, PhD, Assistant Professor in the UCSF Division of Experimental Medicine, will be the Principal Investigator.    The Company plans to continue its anti-HIV in vitro (cell culture) testing program at the Southern Research Institute in Frederick, MD. The Company also plans to continue its anti-HIV in vivo (animal model) testing program at KARD Scientific, MA. The animal model for HIV, the SCID-hu mouse model is a complex and expensive model. Due to budgetary constraints, our anti-HIV program had to be slowed down in the last few years.

Index

Subsequent Event.

On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  Fourteen weeks following the Initial Closing, conditioned upon the Company’s satisfaction of conditions precedent set forth in the Agreement, Seaside will purchase the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  40,000 shares of the Series B Preferred Stock shall automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $1.28138, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010.  The Company, pursuant to Rule 424(b) under the Securities Act of 1933, filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement entered into by and between Midtown and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

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

Index

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
In the influenza mouse lethal infection model, animals treated with one of the optimized FluCide™ nanoviricide drug candidates survived beyond the stated full duration of study (21 days), and those treated with two additional drug candidates survived almost the full duration of the study. Animals in these three groups survived significantly longer (20.2 to 22.2 days) as compared to the animals treated with Oseltamivir (Tamiflu®) only 8.3 days.

These studies were conducted by Dr. Krishna Menon, PhD, VMD, MRCS, at KARD Scientific, MA. One million virus particles of Influenza A Strain A/WS/33 (H1N1) were aspirated directly into the lungs of mice. The same quantity of virus infection was repeated at 22 hrs. This influenza model was designed to be uniformly fatal in 100% of the infected, untreated animals within 5 days after infection. Treatment with  the FluCide candidates and Tamiflu® (Roche) commenced 24 hours after the first viral infection. The duration of study was set at 21 days in the protocol. It was extended in order to properly evaluate the longest surviving animals.

These drug candidates were also found to offer significant protection against devastating lung lesions in this lethal influenza infection animal study.

We have reported that post-infection treatment with its optimized FluCide™ drug candidates resulted in dramatic reduction in the number of lung lesions that are caused by a lethal influenza virus infection. Four days post virus infection, animals treated with three of the optimized FluCide™ nanoviricide drug candidates exhibited greater than 95% reduction in the number of lung lesions as compared to the infected yet untreated control animals (p-values < 0.001). In contrast, animals treated with Oseltamivir (Tamiflu®, Roche) showed only a 50% reduction. In another significant finding, no increase in the number or size of the lung lesions was observed over the entire duration of the study in the FluCide™-treated animals. . This was not the case for the Oseltamivir-treated animals. This demonstrated that treatment with FluCide drug candidates provided clear and strong protection against lung damage caused by the severe influenza infection.

In addition, we also found that these FluCide™ drug candidates led to significant reduction in the damaging white blood cell presence in lung tissue in the same study. These optimized FluCide™ drug candidates resulted in significant reduction in lung tissue presence of leukocytes, and in particular, that of eosinophils in a lethal influenza infection animal model.

Eosinophil expansion occurs in response to a viral infection, and is indicative of a viral infection. Various white blood cells (leukocytes) also increase in response to a viral infection. These phenomena are part of the normal immune response. In severe influenza cases, it is thought that patients can go into a stage called “cytokine storm syndrome”. This may be thought of as an all-out attack by an expanded army of white blood cells in response to an uncontrolled viral infection. In an attempt to control the viral infection, the immune system attacks the infected cells as well as nearby normal cells. This can lead to severe lung damage that may rapidly become fatal.

Index

We observed that the reduced white blood cell and eosinophil counts were consistent with the dramatic reduction in lung lesions that we had found to occur upon FluCide treatment in lethally influenza infected animals.

We also found that treatment with the FluCide™ drug candidates resulted in a 1000-fold reduction of  influenza viral load in the lungs of animals infected with lethal dose of influenza virus in this study.

The amount of infectious virus in the lungs of the infected animals treated with three of the optimized FluCide™ nanoviricide drug candidates was reduced by greater than 1000-fold as compared to the infected untreated control animals (p-values < 0.001), four days after virus infection. In contrast, animals treated with Oseltamivir (Tamiflu®, Roche) showed less than a 2-fold reduction in lung viral load at the same time point. This indicated a 500-fold greater reduction in viral load by FluCide drug candidates over Oseltamivir.

Of great clinical significance is the fact that 2 of the optimized FluCide™ drug candidates maintained this greatly reduced lung viral load at 7, 13 and 19 days after virus infection in this 21 day study. Thus, treatment with FluCide drug candidates appeared to protect against the complete cycle of infection, virus expansion and spread of infection in the lungs that follows the initial virus infection. This was not the case for the oseltamivir-treated animals. Animals treated with Oseltamivir (Tamiflu®, Roche) showed less than a 2-fold reduction in lung viral load at 4 days and the viral load was increased at 7 days to the same level as that found in the infected, untreated control animals shortly before their death.

The Company had previously reported 18.3 days mean survival, in conjunction with a thirty-fold (30X) lung viral load reduction, with its then best anti-influenza drug candidate in the same animal model.  Since then the Company says its FluCide program has progressed to process chemistry optimizations that were expected to provide additional benefits in terms of efficacy and safety improvements. The Company now reports that these improvements have led to animal survival over the full defined 21 day duration of study for one drug candidate, with two additional drug candidates close behind the top candidate, at 20.2 and 20.4 days, along with a 1,000X reduction in the lung viral load, indicating the success of our process chemistry optimizations.

Based on this information, the Company believes that its Fluicide program is on course for further development towards  an IND submission to the FDA.

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

Requirement for Additional Capital

As of March 31, 2011, we have a cash and cash equivalent balance of $7,763,391 which will be sufficient to fund our currently budgeted operations through December 31, 2012 at the Company’s current rate of expense.

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

Index

On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, for the purchase of its securities.  The Company raised gross proceeds from this offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of March 31, 2011, the Company drew down $10,000,000 of the $40,000,000 S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Index

Management intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond December, 2012. The Company currently has no long term debt.

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

Not required for smaller reporting companies.

Index

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 4, 2011 the Company authorized the issuance of 25,000 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement

In February, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.47 per share. These warrants, if not exercised, will expire in February, 2015.  The fair value of these warrants in the amount of $54,000 was recorded as consulting expense.

For the nine months ended March 31, 2011, the Company's Board of Directors authorized the issuance of 38,285 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $49,000.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financings completed on May 11, 2010, and September 16, 2010, December 21, 2010, and April 18, 2011, with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in those offerings.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended March 31, 2011, the Company filed the following Current Reports on Form 8-K:

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2011

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors