Form 10-K
period 2011-06-30
NANOVIRICIDES, INC.
filed 2011-10-13
CIK 1379006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO __________

COMMISSION FILE NO. 333-148471

NANOVIRICIDES, INC.
(Name of Business Issuer in Its Charter)

NEVADA	76-0674577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 WOOD STREET, SUITE 205, WEST HAVEN, CONNECTICUT 06516
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

Yes        ☐ No        ☒

As of , 2011 there were 147,316,827 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2010 by non-affiliates of the registrant was $132,756,355 based on the closing price of $1.47 per share as reported on the OTC Bulletin Board on January 31, 2011, the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

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

ITEM I: DESCRIPTION OF BUSINESS

Organization and Nature of Business

The 2010-2011 Financial Year (FY) in Review

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

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May, 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult diseases to tackle. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC). In 2008, we added anti-HIV drug candidates to our growing portfolio. In 2009, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment of recurrent HSV skin infections, such as cold sores and genital warts. Then last year we added drug candidates effective against Dengue viruses to our pipeline. Thus, in just about five years we have developed a very broad pipeline of drug candidates. We believe that we will have clinically relevant drug candidates in many, if not all, of these disease areas.

With the extremely high efficacy levels of our anti-influenza drug candidates, we were able to combine our multiple influenza drug programs and formulate a single Pan-Influenza drug program, FluCide™, last year. We optimized the drug candidates in the FluCide program this year and were pleasantly surprised to achieve even greater levels of effectiveness, while the drug still appears to be as safe as in previous studies. This has enabled us to declare a clinical drug candidate against Influenza subsequent to the FY end.

A single dose therapy of normal influenza infection appears to be feasible with this anti-influenza nanoviricide. A single injection can be easily administered by a medical officer when the patient goes for the first clinical visit. The Company believes that in most instances no follow-on treatment would be necessary. This expectation is based on the following results from its animal studies: (1) the extremely high treatment effectiveness in inhibiting the cycle of infection, virus expansion and spread of infection and, (2) the significantly long lasting effects of the drug treatment after the drug is discontinued.

For severe, hospitalized cases of influenza, we are developing a concentrated solution that is administered by “piggy-back” incorporation into the standard IV fluid supplement system that is commonly used in hospitalized patients.

This year we also conducted an anti-HIV study in the standard humanized mouse model in the HIVCide program. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This nanoviricide’s effect was still equal to or better than the same 3 drug HAART cocktail, although we had expected a reduced effect.

What is more, the new anti-HIV nanoviricide drug candidate continued to maintain HIV-1 viral load suppression for at least 28 days after last drug dosing in this recent study. So we believe that an intermittent therapy against HIV/AIDS is feasible with nanoviricides. We believe that such a therapy would allow patients to achieve nominally HIV-free status, and have a normal life, for long periods without drugs. We are now further optimizing the HIVCide drug candidates. In effect, we believe that HIVCide would enable a “functional cure” for HIV, although much work needs to be done as this program matures into a clinical candidate.

Nanoviricide technology is built on the TheraCour® polymeric micelle platform technology. The design of these materials is like building blocks. We can select components to achieve desired effects. This tailor-made customizability has many implications. It allows us to (1) rapidly create a new drug against a different virus; (2) rapidly develop a drug with desired length of time for which its effect should persist; (3) quickly develop new drugs with different routes of administration; among many other benefits.

We had always suspected that the polymeric nature of nanoviricides would enable a long drug effectiveness time frame, thus enabling infrequent dosing. We have indications now that this is very likely true, from both FluCide™ and HIVCide™ programs. We have observed sustained antiviral effects for a long time after last drug administration in various animal model studies.

Infrequent dosing would translate into ease of patient compliance. Patient compliance is a major issue for all antiviral drug therapies, and particularly for HIV/AIDS.

We have been able to develop drugs using many different routes of administration with very little development time and effort.

Initially we focused on developing only injectable formulations since these afford the maximum bioavailability of the drug inside the body. We have also developed eye drop solutions against EKC in a very short time frame.

A skin cream appears to be the right formulation for the treatment of oral and genital warts caused by HSV-1 and HSV-2. Last year we had already observed that our drug candidates, in the solution form, were effective in cell cultures against at least two different strains of HSV-1 in two different laboratories. We needed to make skin creams for conducting animal studies and selected different building blocks for our backbone polymer, and built new drugs against HSV this year. The skin cream drug candidates against HSV were developed within a matter of weeks. The formulation development itself took only a few days. In contrast, many drug development companies spend years in formulations development.

We can rapidly develop different formulations because of the inherent strength of the nanoviricide platform technology. The technology also enables us to develop nasal sprays and bronchial aerosols. We plan to develop the appropriate formulations as necessary.

Since a year ago, we have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is received. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural novel viral diseases, such as SARS will continue to occur. At present, there is no feasible therapeutic intervention for outbreaks of novel viruses.

This year we continued to raise financing successfully. To date, Seaside 88, LP, has continued its investment in the Company and has invested an aggregate of $15M thus far. With this funding, and our continuing controlled rate of expenditure, as of the date hereof, we have over $11M cash and cash equivalents in hand. This cash reserve now enables us to start moving our drug candidates forward in the US Food and Drug Administration (“FDA”) and International regulatory approval processes.

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

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. In addition, towards the end of this year, we engaged Biologics Consulting Group, Inc., to help us with the FDA regulatory submissions.

We have declared a clinical candidate in our FluCide program, subsequent to this fiscal year. We are working on filing a pre-IND application with the US FDA for this clinical candidate. A major roadblock for us in moving drugs forward in the regulatory process has been cGMP (“current Good Manufacturing Practices”) manufacturing capability. We have examined contract manufacturing as well as leasing options to resolve this issue. After carefully considering the costs and benefits of different approaches over the last few years, we decided on building a small pilot plant for cGMP manufacturing. A building with land was chosen and has been acquired by a separate entity. A group of private financiers that includes our founder Dr. Anil Diwan has acquired the building via , Inno-Haven, LLC, a company formed specifically for that purpose. We are now in the process of selecting experienced parties for the actual design and construction of the laboratory facilities and cGMP pilot plant. We intend to lease the building from Inno-Haven, LLC. The terms of the lease have not been finalized.

Because of the extremely high effectiveness of the nanoviricides drug candidates in animal studies, we believe that a small pilot plant with kilogram production scale cGMP capability should be sufficient to take us through human clinical studies. This is a strategic benefit resulting from our engaging into further optimization of the influenza candidates towards very high effectiveness levels. A smaller plant means lower capital expenditures. The Company continues to seek cash-preserving means of financing for the new lab and cGMP capability. To this end, we plan to apply for Small Business Administration (“SBA”) loans as well as other loans from investor groups. Our founder, Dr. Anil Diwan, has agreed to provide certain personal guarantees for such transactions. We may also raise additional equity-based financing as needed.

The Company reports summaries of its studies as the data becomes available to the Company, after analyzing and verifying same, in its press releases.

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

In August 2010, we reported that our anti-HSV drug candidates exhibited almost complete inhibition of herpes simplex virus HSV-1 in cell culture studies conducted in Professor Ken Rosenthal lab at the Northeastern Ohio Universities Colleges of Medicine and Pharmacy. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1). H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains.

In November 2010, the Company reported that its FluCide™ drug candidates demonstrated dramatically improved survival in animals administered a lethal dose of influenza virus. Animals treated with all of the different influenza nanoviricide drug candidates survived for dramatically longer periods as compared to Tamiflu® treated animals. Animals treated with the best of the optimized FluCide nanoviricide drug candidates survived greater than twice as long (18.1 days) as opposed to the animals treated with Tamiflu (only 7.8 days). In a previous study, the Company had reported that animals treated with the then best anti-influenza nanoviricides survived for as long as 13.9 days in the same animal model. These drug candidates also resulted in a dramatic reduction in viral load within the lungs of animals infected with a lethal dose of H1N1 influenza virus. The most effective FluCide candidate demonstrated a fifteen-fold (15X) greater viral load reduction as compared to Tamiflu, and a thirty-fold (30X) greater viral load reduction as compared to untreated animals. Tamiflu demonstrated a viral load reduction of only twofold (2X) compared to the untreated animals in this high infection, lethality study. We then engaged in chemistry optimization studies to help us with the FDA regulatory requirements.

In March through May 2011, the Company reported that further chemistry optimization led to dramatically improved antiviral efficacy with its optimized FluCide™ drug candidates in its most recent animal study. In the influenza mouse lethal infection model, animals treated with one of the optimized FluCide™ nanoviricide drug candidates survived beyond the stated full duration of study (21 days), and those treated with two additional drug candidates survived almost the full duration of the study. Animals in these three groups survived significantly longer (20.2 to 22.2 days) as compared to the animals treated with Oseltamivir (Tamiflu®) only 8.3 days. In addition, the post-infection treatment with these optimized FluCide™ drug candidates resulted in dramatic reduction in the number of lung lesions that are caused by a lethal influenza virus infection. Four days post virus infection, animals treated with three of the optimized FluCide™ nanoviricide drug candidates exhibited greater than 95% reduction in the number of lung lesions as compared to the infected yet untreated control animals (p-values < 0.001). In contrast, animals treated with Oseltamivir (Tamiflu®, Roche) showed only a 50% reduction. In another significant finding, no increase in the number or size of the lung lesions was observed over the entire duration of the study in the FluCide™-treated animals. This was not the case for the Oseltamivir-treated animals. This demonstrated that treatment with FluCide drug candidates provided clear and strong protection against lung damage caused by the severe influenza infection. In addition, in this study, these optimized FluCide™ drug candidates achieved 1,000-fold reduction in the levels of infectious virus in the lungs of animals with a lethal level of influenza virus infection. The amount of infectious virus in the lungs of the infected animals treated with three of the optimized FluCide™ nanoviricide drug candidates was reduced by greater than 1000-fold as compared to the infected untreated control animals (p-values < 0.001), four days after virus infection. In contrast, animals treated with Oseltamivir (Tamiflu®, Roche) showed less than a 2-fold reduction in lung viral load at the same time point. This indicated a 500-fold greater reduction in viral load by FluCide drug candidates over Oseltamivir. Of great clinical significance is the fact that 2 of the optimized FluCide™ drug candidates maintained this greatly reduced lung viral load at 7, 13 and 19 days after virus infection in this 21 day study. Thus, treatment with the optimized FluCide drug candidates appeared to protect against the complete cycle of infection, virus expansion and spread of infection in the lungs that follows the initial virus infection. This was not the case for the Oseltamivir-treated animals. Animals treated with Oseltamivir (Tamiflu®, Roche) showed less than a 2-fold reduction in lung viral load at 4 days and the viral load was increased at 7 days to the same level as that found in the infected, untreated control animals shortly before their death.

In July-August 2011, we reported on the anti-HIV studies that were designed to discriminate the comparative effectiveness of different ligands. We reported that our lead anti-HIV candidate achieved anti-HIV efficacy equivalent to a HAART (highly active anti-retroviral therapy) triple drug cocktail in this recently completed animal study. Treatment with this lead anti-HIV nanoviricide reduced HIV levels and protected the human T cells (CD4+/CD8+) to the same extent as treatment with the HAART cocktail. The three drug HAART cocktail used for comparison in this study is one of the combination therapies recommended for initial therapy in humans. No evidence of drug toxicity was observed in the case of nanoviricide drug candidates. We later reported that this lead anti-HIV drug candidate achieved a long term anti-HIV effect with a much shorter dosing regimen and a markedly lower total drug dose than the HAART drug cocktail therapy in a recent animal study. The antiviral effect of the anti-HIV nanoviricide (“HIVCide™”) continued throughout the 48 days of study even though HIVCide dosing was discontinued after only 20 days. The clinical benefit of HIVCide was found to be sustained for at least four weeks after the last drug dose. Treatment with the lead anti-HIV nanoviricide both (1) reduced the HIV viral load and (2) also protected the human T cells (CD4+,CD8+), equally well as compared to treatment with the three-drug HAART cocktail, at 24-days as well as at 48-days, even though the HIVCide treatment was stopped at 20 days. The lead candidate is now undergoing further optimization.

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

This year we have also improved our laboratory infrastructure, adding several new instruments and further chemistry capabilities. We have recently purchased substantial amounts of laboratory equipment for the characterization of our nanomaterials. Much of this equipment is in the process of being set up and scientists are being trained to use the same. We did this with the objective of enabling us to file pre-IND applications for our drug candidates with the FDA, which is a step toward filing an IND application.

In September 2011, we announced that we have selected a clinical candidate, now designated NV-INF-1, for FDA submission in our highly successful FluCide™ anti-influenza therapeutics program. The Company is now developing certain additional information on NV-INF-1, with input from its FDA consultants, for the pre-IND application to the FDA. The Company is planning on two separate indications for NV-INF-1: High strength dosage form for hospitalized patients with severe influenza, and a single course therapy for the out-patients with less severe influenza. We are currently working on putting together the FluCide information in a pre-IND application to the US FDA.

In this year, as in the previous year, we have also made significant strides in achieving exposure for the Company and its technologies. Anil Diwan, PhD, President of the Company was invited to participate in a panel discussion on nanomedicines development entitled “NanoMedicine: Science, Business and Regulatory Perspectives” at the NanoBusiness 2010 meeting in Chicago, Illinois. Dr. Diwan was also invited to and presented a talk at the Second Annual Conference of the American Society for NanoMedicine (ASNM). This was a joint meeting, co-sponsored by the Office of AIDS Research, National Institutes of Health (NIH), the Division of AIDS, National Institute of Allergy and Infectious Diseases of the NIH, and ASNM. Dr. Diwan focused primarily on the first (old) anti-HIV nanoviricides animal study. Dr. Diwan was invited to present the Company’s anti-Dengue virus studies at the meeting “A Re-Emerging Challenge in the Americas: Opportunities for Dengue Research Collaborations” sponsored by the National Institute of Allergy and Infectious Diseases (NIAID) held February 15-18, 2011 in San Juan, Puerto Rico. Dr. Diwan presented a talk entitled “Nanoviricides® as Anti-Influenza Agents” at the TechConnect World 2011 Conferences and Expo in Boston, Massachusetts on June 16, 2011. Dr. Diwan, was recently invited to present at the French Biotech Tour Infectious Diseases Meeting held at the MIT Faculty Club in Boston, Massachusetts, on September 21, 2011. He presented a summary of the nanoviricides® platform technology, the Company’s drug pipeline, its recent successes with animal studies for the Company’s influenza therapeutic FluCide™, and progress towards the initial FDA submission. In addition, he also had an opportunity to discuss the nanoviricides drug programs and progress with certain big pharma scientists and business development executives in one-on-one meetings.

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

In addition to the technical and scientific meeting presentations, the Company was also invited to participate in meetings designed to showcase the Company to potential investors and the finance industry in general Dr. Eugene Seymour, our CEO, discussed recent Company events and the Company’s technology at an Investor Conference sponsored by ProActive Investors held on June 16, 2011 in Denver, Colorado. Dr. Seymour was also invited to present at the OneMedForum New York 2011 on June 23rd-24th, 2011 at the Roosevelt Hotel in New York City. He updated the investors on the Company’s progress in the FluCide drug program and regarding the cGMP capability. Dr. Seymour also presented at the Rodman & Renshaw Annual Global Investment Conference held in New York City on September 13, 2011. He discussed the nanoviricides® platform technology, the Company’s drug pipeline, its recent successes with animal studies for the Company’s influenza therapeutic FluCide™, and progress towards the initial FDA submission.

We believe that these presentations, resulting exposure, and related meetings and discussions have been extremely beneficial to the Company. This exposure as well as our continuing successes in the drug development efforts have enabled us to achieve significant amounts of financing this year.

On September 16, 2010, Seaside 88, LP, exercised its option to invest an additional $5,000,000 into the Company on substantially similar terms to their previous $5M investment on May 12, 2010.

On April 19, 2011, the Company received a financing of $5M from Seaside 88, LP. The first tranche of $2.5M was received immediately upon closing. The Company received the second tranche of $2.5M on July 27, 2011. The terms of this financing were substantially similar to the terms of the previous financing by Seaside 88.

To date, the investor firm Seaside 88, LP, has invested $15M into our Company, drawing down from our “Universal Form S-3 Shelf Registration” which has been effective since April 29, 2010. This financing vehicle has enabled us to keep dilution to existing shareholders to a minimum. With this funding, and our continuing controlled rate of expenditure, we now have over $11M cash in hand. This cash reserve now enables us to start moving our drug candidates forward in the US FDA and International regulatory approval processes.

With these successful financing efforts, and our continued low rate of expenditure, the Company estimates that it now has cash in hand sufficient for more than eighteen months of further R&D and operating expenses. In addition, the Company has successfully achieved the goal of securing a building for a new lab facility and cGMP capability without any capital expenditures. We plan to seek similar financing avenues to enable cGMP capability without incurring large capital expense.

We thus ended the financial year in a better financial position than the last year. This new financial strength has enabled us to move forward in our drug development programs. We are now tackling the major challenge of cGMP manufacturing capability. Our FluCide program is rapidly moving towards the Investigational New Drug (“IND”) filing stage. We believe that our other programs are also progressing successfully towards the regulatory submissions goal.

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

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, Edot-com.com, Inc., changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC”, respectively. The Company submitted a Form-10SB to the SEC to become a reporting company on November 14, 2006. The Company’s filing status became effective in March, 2007. On June 28, 2007, the company became quoted on the OTC Bulletin Board under the symbol NNVC. The Company is considered a development stage company at this time.

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical (nanomedicine) company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour®”), to which the Company has exclusive licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus (INF), Herpes Simplex Virus (HSV), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. On February 15, 2010, the Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses (DENV), Japanese Encephalitis (JEV), West Nile Virus (WNV), viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

The Company focuses its research and clinical programs on specific anti-viral therapeutics and is seeking to add to its existing portfolio of products through its internal discovery and clinical development programs and through an in-licensing strategy. To date, the Company has not commercialized any product.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $22,894,827 at June 30, 2011. For the year ended June 30, 2011 the Company had a net loss of $6,155,084. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Micelle- an aggregate of molecules in a solution, such as those formed by detergents.

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

Mutations- The ability (of a virus) to change its genetic structure to avoid the body’s natural defenses. Mutants are viruses created from a parent virus strain through a process of natural selection under pressure as it replicates in a host.

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

Investigational New Drug Application (Investigational New Drug (“IND”)- The process of licensure of a new drug in the US goes through several steps. A simplified explanation of these steps is as follows. Initially a Company may file a pre-IND application to seek meetings with the FDA for guidance on work needed for filing an IND application. The Company obtains data on the safety and effectiveness of the drug substance in various laboratory studies including cell cultures and animal models. The Company also obtains data on chemical manufacturing of the drug substance. These and certain additional data are used to create an IND which the Company files with the FDA. After the FDA approves an IND application, the Company may conduct human clinical studies. A Phase I human clinical trial is designed typically to evaluate safety of the drug and maximum permissible dosage level. A Phase II human clinical trial that follows is designed to evaluate effectiveness of the drug against the disease in a small cohort of patients. A Phase III human clinical trial thereafter is designed to evaluate effectiveness and safety in larger groups of patients, often at multiple sites. The Company may then submit an NDA (New Drug Application) with the data collected in the clinical trials. The FDA may approve the NDA. Once the NDA is approved, the Company can sell the drug in the USA. European countries have similar processes under the European Medicines Agency (EMA). Other countries have similar processes.

SAR: Structure-Activity-Relationship study. When an initial lead drug compound is found that has activity, further studies on dug compounds obtained by suitably modifying it are performed with the goal of improving efficacy, safety, or both. Such studies are called SAR studies. NanoViricides Technologies, Products in Development, and Collaborations

Pharmaceutical drug development is an expensive and long duration proposition. Management’s plan is to develop each of our nanoviricides to the necessary stage(s) and then engage into licensing or co-development relationships with other pharmaceutical companies. Such licensing or co-development relationships usually may entail upfront payments, milestones payments, cost-sharing, and eventual revenue-sharing, including royalty on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to the Company at the present stage. Management plans to continue to raise additional funds as needed for our continuing drug development efforts on public markets.

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

Our Collaborations and Service Contracts in Brief
Our development model is to employ collaborations and service contract relationships with renowned academic labs, government labs, as well as service contracts with external service providers in order to minimize our capital requirements. Our current relationships include:

For Influenza Viruses:
1.	KARD Scientific, Inc., MA.
2.	Southern Research Institute, AL.
3	TheVac, LLC, LA.
4	National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam), for H5N1 avian flu.

For HIV:
1.	KARD Scientific, Inc., MA.
2.	Southern Research Institute, Frederick, MD.
3	University of California at San Francisco (Dr. Cheryl Stoddart, PI), CA.

For Viral Diseases of the Eye (Adenoviruses, Herpesviruses - Epidemic Kerato-conjunctivitis (EKC), Herpes Keratitis):
1.	The Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS), NY.
2.	TheVac, LLC.

For Herpes Virus Infections:
1.	TheVac, LLC
2.	Northeastern Ohio Medical University (NEOMED), previously NEOUCOM, Prof. Ken Rosenthal Lab.

For Dengue Hemorrhagic Fever Viruses:
1.	University of California at Berkeley, Prof. Eva Harris Lab.

For Ebola/Marburg Viruses:
1.	United States Army Medical Institute of Infectious Diseases (USAMRIID), Dr. Gene Olinger Lab.

For Rabies Virus:
1.	Center for Disease Control and Prevention (CDC), Dr. Charles Rupprecht Lab.
2.	National (Central) Institute of Hygiene and Epidemiology (NIHE), Vietnam.

In addition, this year we have signed an agreement with the Biologics Consulting Group (BCG), Alexandria, Virginia, to help us with the US FDA applications processes, and with the development of applications as well as drug development programs, as needed.

We have additional collaborations in the process of formalization. We typically employ more than one external laboratory to perform testing for a particular disease agent in order to limit possible laboratory level bias. We previously had a collaborative research agreement with the Walter Reed Army Institute of Research (WRAIR), Dr. Putnak Lab, for work on dengue viruses. This agreement has since lapsed, but we believe it can be reactivated at an opportune time.

We have developed lead drug candidates against a number of viral diseases. Proof-of-principle efficacy studies in animals have been conducted successfully in many of these. We have declared a clinical candidate for influenza, NV-INF-1, subsequent to the FY.

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

The Company owns an exclusive worldwide license in perpetuity to technology that enables the creation of nanoviricides. A “nanoviricide®” is a flexible nano-scale material approximately a few billionths of a meter in size, comparable to the size of a virus particle, which is chemically programmed by a “ligand” to specifically target and attack a particular type of virus.

In addition, a nanoviricide is also capable of simultaneously delivering a devastating payload of active pharmaceutical ingredients (API) into the virus particle, to destroy its genome (RNA/DNA).We plan to implement this strategy against viruses which cannot be cured without an encapsulated API. In our current drug programs, we have not employed any antiviral API payload.

A nanoviricide is designed to “look like” the portion of a cell membrane to which a virus particle binds, in a sense. This biomimetic approach is expected to fool the virus into binding to the nanoviricide, and in an attempt to “enter” it, it is thought that the virus particle may get destroyed. This is because viruses have developed ways of un-coating themselves once they enter a cell, in order to expose the viral genomic material so that the virus can hijack the cellular machinery to make its own copies. We call this the “passive view” of how a nanoviricide may work.

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

2.
A nanoviricide is designed to seek and attach to a specific virus particle, engulfing the virus particle in the process, thereby rendering it incapable of infecting new cells, and disabling it completely. This suggested mechanism of action comprises much more than what the current entry and fusion inhibitors are expected to do. The fusion and entry inhibitors do not completely cover the virus particle and likely block only a few sites on the virus particle, which means the virus particle may still be capable of infecting cells using its unblocked attachment sites. In contrast, a nanoviricide is expected to engulf the virus particle completely, because of its larger size and flexible nature, thus disabling the virus particle completely. The action of a nanoviricide, if it works as designed, in this regard may be expected to be superior to antibody agents that attack viruses . Antibodies, being large, are expected to block relatively greater portions of the virus particle surface compared to small molecule entry inhibitors. However, antibodies depend upon the human immune system responses for clearing up the virus particle. In contrast, nanoviricides are thought to be capable of acting as completely programmed chemical robots that finish their task of destroying the virus particle on their own.

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

The Company plans to develop several drugs through the preclinical studies and clinical trial phases with the goal of eventually obtaining approval from the United States Food and Drug Administration (“FDA”) and International regulatory agencies for these drugs. The Company plans, when appropriate, to seek regulatory approvals in several international markets, including developed markets such as Europe, Japan, Canada, Australia, and Emerging Regions such as Southeast Asia, India, China, Central and South America, as well as the African subcontinent. The seeking of these regulatory approvals would only come when and if one or more of our drugs, now in early stage of pre-clinical development, has significantly advanced through the US FDA and international regulatory process. If and as these advances occur, the Company may attempt to partner with more established pharmaceutical companies to advance the various drugs through the approval process.

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

The commercially important diseases tend to have large market sizes, and are, therefore, attractive targets for collaborations with smaller pharmaceutical companies such as NanoViricides, Inc.

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

One Influenza Drug Against All Influenzas: “H1N1 Swine Flu”, Common Influenzas, High Path Avian Influenzas, Bird Flu, Epidemic and Pandemic Influenzas

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

We have declared one of these optimized drug candidates, NV-INF-1, as our clinical drug candidate against Influenzas, subsequent to this FY.

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

We have now successfully developed drug candidates that are effective against both adenoviruses and against HSV-1, viruses that cause most of the viral diseases of the external eye. Additional animal testing against HSV-1 infection of the eye is expected to be commissioned in the coming year.

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

Herpes Cold Sores and Genital Herpes

As a result of the expansion to include HSV for our eye drug candidate, we also undertook a drug development program for a nanoviricide against the herpes simplex viruses, HSV-1 and HSV-2. These viruses cause herpes cold sores or oral lesions and skin lesions, and genital herpes sores. Drugs such as acyclovir are available for HSV. However, the virus, once infection takes place, travels into the closest neural ganglia and “hides” there, causing recurrent outbreaks.

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

We have previously successfully tested certain anti-HSV drug candidates in a cell culture model for effectiveness against Herpes Simplex Virus (HSV-1) infection. This testing was conducted by TheVac, LLC laboratories at the Louisiana Emerging Technology Center located within the Louisiana State University (LSU) campus in collaboration with the LSU School of Veterinary Medicine. Four different nanoviricides showed greater than 10,000-fold (>99.99% or 4-logs) reduction in virus quantity compared to untreated controls in a cell culture assay employing the LSU proprietary green-fluorescent-protein-tagged (GFP) modified HSV-1 McKrae strain.

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

We have designed additional novel ligands to attack the HIV gp120 at its CD4 binding sites. In order to discriminate the comparative effectiveness of different nanoviricides in the humanized mouse model, we synthesized nanoviricides with reduced ligand density than in our previous study. A new study revealed that one of these nanoviricides was as effective as the three drug HAART cocktail (AZT, 3TC and Efavirenz) in the humanized mouse model. What is more, this drug kept the viral load at a sustained low level until at least 28 days after last drug dose. This sustained drug effect is a very important benefit especially for HIV/AIDS patients. We believe that may have a “functional cure” for HIV/AIDS.

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

We have reported successful cell culture studies against dengue virus type 2 with nanoviricides made using unoptimized ligands. The Company also reported that its anti-Dengue drug candidates demonstrated significant protection in the initial animal survival studies of Dengue virus infection, in an animal study protocol modeled to simulate the ADE syndrome. The best nanoviricide drug candidates demonstrated 50% animal survival in this uniformly lethal mouse model.

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

We are now in the process of developing ligands better optimized against the dengue envelope proteins.

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

We believe that the Company has a strong and wide pipeline of antiviral drugs. However, with relatively meager financial resources, the Company continues to juggle prioritization of the various programs, and program achievements.

We are working on a pre-Investigational New Drug (“IND”) application for our anti-influenza clinical candidate, NV-INF-1, in the FluCide program, as of the date of this filing.

The Company has received significant interest from pharmaceutical companies in its Viral Eye Diseases drug candidate, and HIVCide and FluCide programs to date, and we expect interest to increase in other programs as well. There is no guarantee that this interest would result in any financially lucrative licensing or co-development agreements.

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

Last year, we added two commercially important drug candidate to our pipeline, namely DengueCide and HerpeCide.

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

Efficacy Studies - Influenza

Our original plan was to introduce as many as three different drugs against influenza because of the perceived differences between certain different influenza virus types. For example, bird flu H5N1 Influenza A virus has been simmering in the South Asia region and has been moving all across the world, a little westward every year. This virus and its variants (Clades) cause extremely severe infection that has a rapid onset and a very high fatality rate, as much as 50-80%. We decided to develop an antibody-based nanoviricide to attack this variant (AviFluCide(™)), as it was expected to have very high effectiveness and rather fast development time if appropriate resources became available. Given the global alerts for H5N1 in 2004-2006, we believed that this was the best course of action to make an accurate drug against H5N1 rapidly available. Another set of avian influenza viruses, H7N, H9N for example, cause very severe disease and also epidemics, but are not as fatal as H5N1. The influenza A viruses that cause severe disease in humans were found to have a common “signature region” in their hemagglutinin protein (HA), called the “polybasic site”. The presence of the polybasic site in HA is known to be associated with increased virulence. We therefore also embarked upon a program to develop a nanoviricide that would recognize a polybasic site motif. This would be FluCide-HP(™) (for highly pathogenic viruses). In addition, we embarked on development of a nanoviricide that attacks the sialic acid recognition site on both HA and NA (neuraminidase) proteins on the virus surface. This is called “FluCide(™)”. Since then, with further optimization of the ligands, we have achieved extremely high effectiveness levels with our FluCide nanoviricide drug candidate. This has allowed us to combine all three anti-influenza programs into a single FluCide program. FluCide is expected to be highly effective against all influenzas, from the most severe forms of influenza including bird flu H5N1 variants, highly pathogenic avian influenza viruses (HPAI), novel epidemic influenzas such as the recent H1N1 A/2009/”Swine Flu”, to the less severe seasonal and common influenzas. We believe that dosage modification is all that would be necessary to combat different types of influenzas. Given that we have not seen dose-limiting toxicities yet, we believe it is possible to develop a single, highly effective, nanoviricide drug against all influenzas.

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

Preliminary analysis of the H5N1 preclinical in vitro studies performed in Vietnam showed that many nanoviricide candidates were effective at as low as 5-nanomolar concentration levels in cell culture experiments. Typically, an early developmental drug that proves effective at concentrations less than 500 nanomolars is considered a strong candidate for FDA approval as an IND applicant.

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

In Vivo Efficacy Studies - Influenza - Optimized Drug Candidates Led to 100% of Mice Treated with Nanoviricides Survival for Full Study Duration, and a Viral Load Reduction of 1,000-times greater than with Oseltamivir

All but the antibody-based anti-influenza nanoviricides have been tested in mice in an aggressive study involving extremely high levels of infection with a common influenza strain called H1N1. This study was conducted by Dr. Krishna Menon, KARD Scientific, Inc.. The results indicate that most of the nanoviricide nanotechnology-based drug candidates were substantially more efficacious than Oseltamivir (Tamiflu®). Initial unpublished data suggest that this earliest nanoviricide anti-influenza drug candidate may be as much as 8 to 10 times (800% to 1,000%) superior to Tamiflu in common influenza.

Additional studies have been performed in the same highly lethal mouse model with H1N1 infection wherein all the mice treated with Oseltamivir died within 151.4±1.0 hours, at which point 100% of the mice treated with a nanoviricide using an improved sialic-acid-based ligand as well as 100% of the mice treated with a nanoviricide made using a ligand designed against the high path site of highly pathogenic influenzas including H5N1 were still surviving. Mice treated with H5N1-based nanoviricide survived until 186.0±1.4 hours, whereas those treated with sialic-acid-based drug candidate survived until 190.0±3.7 hours in this test. The control, untreated mice died within 119.0±0.6 hrs. Oseltamivir is the active ingredient of Tamiflu®. It is estimated that the Tamiflu dose would need to be increased by much more than ten times (i.e. much more than 1,000%) to match the efficacy of this sialic-acid-based nanoviricide drug candidate. These estimates are very preliminary in nature.

From this unpublished data, we have concluded that the results are statistically significant with a p<0.003.

Virus Load in lungs of lethally infected animals was reduced significantly as well. The virus load in lungs of infected animals was reduced to 92±21 pfu/ml by the H5N1-based candidate and 119±18 pfu/ml by the sialic-acid-based candidate in this study. These are very low levels of virus load. The control untreated mice had a viral load of 946± 115 pfu/ml at this sampling point. Thus, the reduction in viral load was approximately 1 log units for both of these candidates. Virus load reduction estimates depends upon various factors. Improvement in dosing regimen may be expected to provide a further reduction in viral load.

We further improved the chemical nature of the ligand using information from rational drug design in silico studies and developed new ligands. Nanoviricides based on these new ligands were tested in the same totally lethal animal model study as above. We reported some of the results from this study in late November, 2009.

All of the mice treated with the new anti-influenza nanoviricides were surviving even when all of the mice from the Oseltamivir treated group had died. The new version of FluCide drug candidate extended the lifespan of lethally infected mice to 334±11 hrs. (or 14 days) on average. In contrast, mice treated with an extended Oseltamivir protocol (twice daily until death) survived for 193±3 hrs. (or 8 days) on average. Control infected mice survived for only 121±2 hrs. (or 5 days). FluCide was given as an IV injection, on alternate days, for five treatments. Oseltamivir was given as oral, twice daily, each at 20mg/kg through life (or 14 treatments). Increased length of Oseltamivir treatment led to an increase in survival of this group compared to our previous study. Viral load at 120h was reduced in the Oseltamivir treated group to only about half of (0.51x) that in untreated control. In contrast, viral load reduction at this time point in the nanoviricide treated group was approximately 0.13x that of untreated control, an improvement in viral load reduction by nearly a factor of four.

We performed another drug candidate optimization study in August 2010. In this study, all of the mice treated with the new anti-influenza nanoviricides continued to survive long after all of the mice from the Oseltamivir treated group had died. The best of these drug candidates extended the lifespan of lethally infected mice to 435± 5 hrs. (or 18 days) on average. In contrast, mice treated with an extended Oseltamivir protocol (twice daily until death) survived for 188±1 hrs. (or 7.8 days) on average. Control infected mice survived for only 121±1 hrs. (or 5 days). FluCide was given as an IV injection, on alternate days, for nine treatments. Oseltamivir was given as oral, twice daily, each at 20mg/kg through life (or 14 treatments). Viral load at 108h was reduced in the Oseltamivir treated group to only about half of (0.51x) that in untreated control. In contrast, viral load reduction at this time point in the best nanoviricide treated group was approximately 0.03x that of untreated control, an improvement in viral load reduction by nearly a factor of 30, or 1.5 logs of viral load reduction.

Of great significance is the fact that the viral load was not only brought down by a factor of greater than 1,000-fold, but also that this reduced viral load was maintained by the nanoviricide treatment throughout the observed period of 19.5 days.

We were able to declare a clinical candidate in this drug program following the next drug candidate optimization study. In this study, three of the nanoviricides drug candidates enabled the lethally influenza-infected mice to survive for the near total duration of the study (21 days). One group survived beyond study duration, for 22 days. In contrast, Oseltamivir treated animals died in 8.1 days, and untreated animals died in 5.2 days.

Viral load at 108 h was reduced from untreated control in the Oseltamivir group to only a factor of 0.7, whereas the three nanoviricide groups showed at least 1,000-fold to 2,000-fold (greater than 3 logs) viral load reduction compared to untreated control. At 180h, viral load in the three best nanoviricide treated groups was reduced at least 1,800-fold (greater than 3.2 logs) compared to that in the Oseltamivir group. Viral load in nanoviricide treated groups continued to hold at the low levels even at 19.5 days post-infection.

Lung plaque count at 108h in these nanoviricide treated groups was nearly zero, as compared to a relative count of 40±2 in untreated animals, and 19±3 in Oseltamivir treated animals. The lung plaque count in nanoviricide treated animals continued to remain at a near zero value (1.5±1, or less than 2 in a sum of three fields) even at 19.5 days post-infection. Lung plaque area trended the same way. The plaques are caused by viral infection resulting in death of lung cells. Similarly, the lung weight remained at normal throughout the course in the three groups of nanoviricide-treated animals, whereas it more than doubled in the case of untreated animals (at 108h) and Oseltamivir treated animals (at 180h). Exudate filling the lungs and local swelling is expected to lead to an increase in lung weight when infected.

Four days post-virus infection, animals treated with three of the optimized FluCide™ nanoviricide drug candidates exhibited a substantial reduction in both eosinophils and overall leukocytes in lung tissue as compared to untreated infected control animals. Further, this reduction of damaging immune system cells in lung tissue was found to persist over the entire duration of study. In contrast, animals treated with Oseltamivir (Tamiflu®, Roche) initially showed reduced eosinophil and leukocyte counts that rapidly rose to the level of untreated infected animals. Eosinophil expansion occurs in response to a viral infection, and can be indicative of a viral infection.

Various types of leukocytes also increase in response to a viral infection. These phenomena are part of the normal immune response to the infection. In severe influenza cases, it is thought that patients can go into a stage called “cytokine storm syndrome”. This may be thought of as an all out attack by an expanded army of white blood cells in response to an uncontrolled viral infection. In an attempt to control the viral infection, the immune system attacks the infected cells and damages nearby normal cells, possibly leading to severe lung damage that may be potentially fatal.

Thus, treatment with the optimized FluCide drug candidates appeared to protect against the complete cycle of influenza virus infection, virus expansion and spread of infection in the lungs that follows the initial virus infection. In addition, possibly as an effect of keeping the viral infection controlled, treatment with nanoviricide drug candidates also appeared to protect against the damaging effects of overactivation of immune system, including leukocyte penetration, eosinophil expansion, and lung damage. Thus, the nanoviricide drug candidates appear to control the viral load infection strongly thereby protecting the patient from the potentially fatal “cytokine storm” syndrome.

These results led us to declare one of the three best nanoviricide candidates as a clinical candidate.

This study clearly indicated that our clinical candidate under the FluCide program, NV-INF-1, should be highly effective in the treatment of very severe forms of influenza. We anticipate that it will be effective against all strains of influenza viruses, given the broad-spectrum, sialic-acid-mimetic nature of the ligand. We have therefore been able to consolidate our anti-Influenza drug programs into a single drug program against all influenzas, be it common or seasonal influenza, epidemic severe influenza such as H1N1/2009/”Swine Flu”, highly lethal bird flu H5N1, or other influenza virus type/strain. We believe that the same drug would be effective by adjusting the dosage parameters against most if not all forms of influenzas.

A single dose treatment of out-patient influenza with FluCide appears very likely, based on the results of these studies. When a person present with the first signs of influenza, the medical professional can give a single injection. In most cases no follow on treatment would be needed. This has several great advantages. Patient compliance, a major issue in antiviral therapy, becomes a non-issue. In addition, during a pandemic, the patient load on medical services is very high. Single treatment becomes a very attractive option.

For hospitalized patients, we plan on developing a solution that gets incorporated in a “piggy-back” fashion into the fluid infusion setup that is already in use. This simplifies hospital procedures and ensures that the intended dose of drug is fully administered.

Considering that the preclinical data for Oseltamivir and for peramivir are similar in terms of effect on survival or time course, it is clear that our nanoviricides may be expected to be far superior to peramivir as well.

Preliminary Efficacy Studies In Vivo – Viral EKC

Viral EKC, or Viral Epidemic Kerato-Conjunctivitis is a severe pink eye disease that lasts for several days with painful discharge causing sticky eyes. In addition, a few percentage of the recovered patients experience permanent blurred vision or partial loss of vision due to the presence of “immuno-precipitates” that occur as a result of the body’s immune response to the virus. Approximately 50% of all EKC cases are viral; the remaining being caused by bacteria. Bacterial EKC is treatable with antibiotics. There are no current treatments against Viral EKC (“EKC”).

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

Preliminary Efficacy Studies In Vivo – HIV

In a preliminary animal study against HIV in a well established animal model, SCID-hu-Thy/Liv mice, we have previously tested a number of nanoviricides against a positive control (that is known effective drug) that comprised the clinically employed well established HAART therapy of oral three drug combo (AZT+3TC (lamivudine) + Efavirenz (a non-nucleoside reverse transcriptase inhibitor (NNRTI)). Several additional parameters were tested and indicate significant benefit of nanoviricide therapy.

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

The HAART cocktail we used consisted of AZT+3TC+Efavirenz, at 40 + 20 + 40 mg/kg, respectively, administered p.o. 1x daily for the duration of the study, beginning 24 hrs. after virus inoculation, for a total drug load of 4,200mg/kg. In contrast, the nanoviricide treatments were given only during the first week, at days 1, 3, and 5 post-infection, at 50 mg/kg (tail vein injection), for a total drug load of 150 mg/kg. We intend to increase the extent of nanoviricide drug treatment in the future studies.

Because of the high effectiveness of the three different nanoviricides, we were not able to select the best candidate in this study. We therefore devised a new study. In this study, some of the anti-HIV ligands from the previous study, and some newly designed anti-HIV ligands were attached to the nanomicelle. However, the density of ligands attached was kept low, anticipating that this would allow discrimination between the efficacy of these ligands.

In this study, we found that the effectiveness of one of the nanoviricides we tested was substantially comparable to the three-drug HAART cocktail. Both HAART and nanoviricide treatment had positive long term effects on reducing thymocyte depletion as shown by the proportion of CD4+CD8+ thymocytes (double-positive, or “DP”) at 48 days post-infection. Implants in the HAART and nanoviricide treatment groups exhibited 75-85% CD4+,CD8+ DP cells while the vehicle control groups had only approximately 30% CD4+CD8+ thymocytes. Similarly, viral load in the nanoviricide treated group was reduced by >0.7 logs, slightly less than that with the HAART cocktail.

Most significantly, the nanoviricide treatment was given on alternate days through day 20 only, and then stopped. HAART treatment continued daily for the 48 days of study duration. In spite of this, the viral load in the nanoviricide treated groups did not increase at 48 days as compared to that at 24 days. This indicates a strong and sustained viral load reduction with the nanoviricide treatment. We had observed a similar effect in the earlier study as well.

No adverse events were observed with the nanoviricide therapy, in contrast to the HAART therapy.

This nanoviricide was based on a new ligand that we have designed. We design ligands based on mimicking the fashion in which the CD4 protein binds to HIV gp120 using molecular modeling. We believe that our biomimetic approach is based on conserved features of this binding interaction. We therefore believe that productive HIV mutations are less likely against our nanoviricides as compared to other approaches. We are now working on improving this new nanoviricide drug candidate further, to increase its potency.

Intermittent treatment protocols, such as once per month or once per week become feasible when sustained drug effect is maintained. Sustained drug effect is a holy grail for the treatment of long lasting diseases. Sustained drug delivery and controlled drug delivery are well established fields. We had always believed that we should expect sustained drug effects, because of the polymeric nature of the TheraCour® material that forms the base of our nanoviricides. We are now seeing clear indications of this in various studies.

Patient compliance is a major issue in HIV/AIDS treatment. This is because of the large numbers of drugs that must be taken in large quantities, and several times a day. Complicating this is the fact that these drug treatments cause nausea, gastrointestinal side effects, and other adverse effects. Thus, intermittent treatment is a very important goal in developing novel HIV/AIDS therapeutics.

We believe that HIVCide would be a highly effective anti-HIV drug, given our results. We have used the standard humanized mouse model for testing. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. This model is known to be a good predictor for anti-HIV drugs that work in humans.

HIVCide works by a very different mechanism than the current HAART drugs in the drug cocktail, NRTI, NNRTI, Protease Inhibitors, and now, Integrase Inhibitors. Thus, HIVCide is expected to give much stronger effects in combination with such drugs. In addition, for patients who have failed current drug therapy, HIVCide would be an attractive option.

We believe that HIVCide would enable a “Functional Cure” of HIV/AIDS. Current combination therapy is capable of bringing the HIV viral load in patients to extremely low levels. However, mutational resistance emerges and the therapy eventually fails. This can be rescued to some extent by drug substitution, until this strategy also fails. We believe that HIVCide is based on a drug strategy that potentially minimizes such failures, since HIV mutations that result in the mutant not being attacked by HIVCide would also be deficient in binding to the CD4 receptor on T cells. Thus, such mutants would not be capable of causing a productive re-infection cycle. Thus, HIVCide treatment , either as a single agent or in combination with other drugs, would lead to significantly reduced viral load and reinfection within the body. The patient would then be able to lead a normal life, and possibly not even have sufficient viral load to be capable of passing on the infection to others. In addition, the sustained effect of HIVCide after stopping therapy by itself indicates long durations of treatment free life would be feasible in this scenario.

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

To the initially developed three drug classes, NRTI, NNRTI, and PI, recently three new classes have been added. These are EFI (Entry/Fusion Inhibitors) such as Fuzeon™ (Roche), II (Integrase Inhibitors) such as Isentress™ (Merck), elvitegravir (Gilead), and most recently, CCR5-blockers, maraviroc (Pfizer). Of these, NRTI, NNRTI, PI, and II act intracellularly, blocking different steps in the virus replication. EFI block the early step of virus entry and fusion with a human cell. CCR-5 blockers inhibit viral entry by blocking one of the receptors on the human cells used by the virus. However, HIV can also use CXCR4 in addition to or instead of CCR5, and viruses that do so cannot be affected by CCR5-blockers. Current standard of care is a three-drug combination called HAART. This leads to significant viral load control until resistance emerges. A recent clinical trial has established the validity of an approach that combines an II as a fourth drug into the original three drug combination cocktail. Fuzeon showed significant toxicity, potentially due to its action against human cells, and has not gained much acceptance, with a substantial number of patients falling off therapy due to side effects.

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

Preliminary Efficacy Studies In Cell Cultures – Dengue

In June, 2010 the Company reported that its anti-Dengue drug candidates demonstrated significant efficacy in preliminary cell culture studies. The studies were performed in the laboratory of Dr. Eva Harris, Professor of Infectious Diseases at the University of California, Berkeley (UC Berkeley).

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

The Company has developed a library of chemical ligands that are expected to bind to the dengue virus envelope proteins of several different subtypes of dengue viruses. These ligands were developed using the results of sophisticated, well established, molecular modeling software. A number of candidate nanoviricides that are capable of attacking the dengue virus were created using these ligands. A “nanoviricide” is a chemical substance made by covalently attaching a number of copies of a virus-binding ligand to a specifically designed, patented (and patent pending) polymeric micelle structure. It is believed that when a nanoviricide binds to a virus particle, the interaction would extend to the binding of a large number of ligands to the virus surface, and the flexible nanomicelle would then engulf the virus, rendering it incapable of infecting a cell.

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

On July 3, 2008, the Company signed an agreement with the Centers for Disease Control and Prevention (CDC, Atlanta, Georgia) for further animal studies. If these studies meet the goals and expectations of the CDC Rabies scientists, it is anticipated that the Company will be able to develop an anti-rabies nanoviricide drug. The Company anticipates that such a drug could be used for post-exposure prophylaxis, replacing costly antibody therapies. The Company also anticipates that additionally, a post-infection rabies treatment drug may also be possible, if the testing results so indicate.

An estimated 10 million people receive post-exposure treatments each year after being exposed to rabies-suspect animals. About 30,000 people in the United States receive both pre-and post-exposure prophylaxis every year, at a cost of over $1,000 per treatment course. The annual number of deaths worldwide caused by rabies is estimated to be 55,000, mostly in rural areas of Africa and Asia, according to a recent World Health Organization report. The market size for post-exposure prophylaxis for rabies has been estimated at $300 million to $500 million annually.

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

We have declared a clinical candidate for influenza in the FluCide program. We have prepared first drafts of a pre- IND application on this drug candidate. We are now working with our consultants, Biologics Consulting Group, (BCG), to finalize the draft. We will then file a pre- IND application with the FDA.

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

Ligand Tuning™

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

While there is no indication whether NanoViricides, Inc. can obtain priority review for its drugs against neglected tropical diseases, the high efficacies of our drug candidates lead us to believe that this may be possible. FDA awards priority review status on the basis of several criteria. NanoViricides, Inc. is currently working on several neglected tropical diseases, including Dengue fever viruses, rabies, Ebola/Marburg viruses, among others. Of these, Dengue viruses are explicitly included in the list under this Public Law, and the remaining viruses are eligible for similar treatment according to the language in the Public Law, at the discretion of the Secretary of Health (Food and Drug Administration Amendments Act of 2007, P.L. 110–85, Sept. 27, 2007, http://www.fda.gov/oc/initiatives/fdaaa/PL110-85.pdf).

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

In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) we will pay $2,000 or actual costs, whichever is higher, for other general and administrative expenses incurred by TheraCour on our behalf; (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc.; (5) TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others; and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the year ended June 30,2011 and 2010 were $1,250,901 and $1,086,927 respectively, and $4,902,875 since inception. As of June 30, 2011, pursuant to its license agreement, the Company has paid a security advance of $306,160 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses.

No royalties are due TheraCour from the Company’s inception through June 30, 2011.

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

Dr. Krishna Menon is the Company’s Consulting Chief Regulatory Officer, a non-executive officer position.

Since inception, lab fees charged by KARD Scientific for services to the Company total $1,352,537.

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

Research and Development Agreement with Professor Ken Rosenthal’s laboratory at the Northeastern Ohio Medical University (NEOMED, formerly called NEOUCOM)

On May 13, 2010, the Company announced that it had signed a research and development agreement with Professor Ken Rosenthal’s laboratory at the Northeastern Ohio Medical University (NEOMED). Pursuant to the terms of this Agreement, Professor Rosenthal and NEOMED will evaluate the effectiveness of nanoviricides drug candidates against Herpes Simplex Viruses, HSV-1 and HSV-2, in both cell culture and animal models. The focus of this evaluation will be the development of drug candidates against herpes skin infections (oral and genital herpes). Dr. Ken Rosenthal is a professor of microbiology, immunology and biochemistry at NEOMED. He is a leading researcher in the field of herpes viruses. His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression. This model has been shown to provide highly uniform and reproducible results. A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model. This uniformity makes it an ideal model for comparative testing of various drug candidates which, the Company believes, can be expected to lead to a broad-spectrum anti-HSV antiviral treatment capable of attacking both HSV-1 and HSV-2.

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

The lesson from the “swine flu” pandemic outbreak of 2009 is very interesting. The H1N1/2009 outbreak appears to have begun in Mexico and was first identified in California. Thereafter it ravaged through Mexico and rapidly spread through the cities in USA and across the world, causing a global pandemic. While the US Government and various other governments made every effort to bring vaccines to contain the disease into production, the vaccines became available too late in the sequence of events. It has become quite evident that creating a new vaccine, testing it for efficacy, scaling it up through production, manufacturing, supplying to a supply center, and distributing it locally are all steps that have significant natural time limitations. In spite of accelerating the FDA approval processes involved within these steps to the maximum extent possible, vaccines could not reach the population in time.

Nature has once again opened the eyes of the world to the need for developing novel, effective treatments against influenza viruses that keep changing like a chameleon. The “swine flu” caused an epidemic in India in September/October, 2009, and was back in full force again in India in September/October 2010. In addition, the “bird flu” H5N1 epidemic in southeast Asian countries continues to slowly simmer. The H5N1 virus has recently been found in pigs as well. Pigs serve as a transition species for adaptation of the flu virus originating in birds to become successful in infecting and spreading in human populations.

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

The following table summarizes NanoViricides active development projects as of June 30, 2011.

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

FluCide, is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti- influenza nanoviricide. It is based on ligands that we have developed through rational drug design. These ligands are based on a well-known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces. Our broad-spectrum ligand used in FluCide is based on the sialic acid expressed by cells. Therefore, it is expected to work well against all of the influenza viruses. Since all influenza viruses, no matter what type (A, B, C), which subtype (e.g. HxNy of Influenza A), or clades, or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses must bind to our ligand. If an influenza virus escapes FluCide-I, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals.

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

DengueCide - We undertook a new project this year and have already designed a ligand, made a nanoviricide drug, and tested in cell cultures as well as in vivo successfully. We intend to continue optimizing the drug candidates.

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

Nanoviricide against Ebola/Marburg - Our collaboration with USAMRIID for the development of a nanoviricide against Ebola/Marburg has resulted in significantly active drug candidates. We plan on further improving these drug candidates. We continue our efforts at obtaining federal funding for this project.

HCV- A Hepatitis C nanoviricide is planned for research and development to begin after we have an optimized drug candidate for Dengue Fever. The Company has not yet sourced the materials to target this disease. The cell culture models available for HCV are very limited in nature. In particular, their application to study relative efficacies of virus neutralizing drugs is not well established. The in vivo studies against HCV require specialized animal models. A highly specialized mouse model with a human liver xenograft has become available for HCV studies. However, the studies take a very long time and also are very expensive. The Company has only begun the early stages of a plan to develop nanoviricides against Hepatitis C. This project continues to be of major commercial interest. However, we plan to tackle it when appropriate levels of funding resources are available to the Company.

Drug Formulations

We have successfully formulated nanoviricides as eye drops, as IV injections and as skin creams and gels. We choose the formulation and route of administration that is expected to provide the best outcome for a particular viral disease, based on disease pathology. It is possible to administer nanoviricides drugs using other approaches as well. Our goals for the second generation of our anti-influenza drugs will be to develop an oral/bronchial administration that carries the drug into the bronchial/pulmonary space that is the primary site infection by influenza viruses. There can be no assurance that we will be able to develop a drug that may be administered orally or bronchially or that such a drug would be effective against influenza.

Development Stage of Products

Our Influenza program is the most advanced and we anticipate filing a pre- IND application with the FDA soon. We will need cGMP drug product for filing an IND and conducting clinical trials in the future. [cGMP = current Good Manufacturing Practices]. We believe we will have cGMP capability next year.

All of the other products are in various stages of pre-clinical development. The Company believes that the anti-influenza drugs will advance into second stage of preclinical studies, known as “Tox Package” studies, as soon as appropriate facilities and finances are available. The Company believes that our anti-influenza drug candidates, anti-HIV drug candidates, as well as anti-viral eye drops drug candidates have all produced substantial positive results and should be developed further towards the goal of filing appropriate IND applications. All of our developments are subject to availability of appropriate levels of financing.

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

Manufacturing of Drugs

Subsequent to our fiscal year ended June 30, 2011, we have initiated lease discussions with Inno-Haven, LLC, a special purpose company formed for the purpose of real estate acquisition and improvements, which has acquired a light industrial building in Shelton, CT. Inno-Haven is controlled by Dr. Anil R. Diwan. The financing for this acquisition was raised by Dr. Diwan through his personal funds, borrowings, other private investors, and partially through the sale of NanoViricides stock that he has acquired as a founder of NanoViricides, Inc. in accordance with a 10b5-1 trading plan. Inno-Haven is expected to perform improvements to the facility to enable modern laboratory space and cGMP facilities for the manufacture of the Nanoviricides’ drug candidates. No lease agreement has been signed to date.

The Company intends to manufacture FluCide, HIVCide, Nanoviricide Eye Drops, HerpeCide, DengueCide, RabiCide as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned or leased by the Company. In the event that we cannot secure funding that allows us to establish the necessary facilities to manufacture such drugs, we plan to subcontract with third party facilities that have the appropriate capabilities and regulatory licenses to manufacture our drugs and materials on a commercial scale.

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

Patents, Trademarks, and Proprietary Rights

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $4,902,875 since inception through June 30, 2011 and $1,250,901 and $1,086,927 and $828,952 for the years ended June 30, 2011, 2010 and 2009, respectively. No royalties are due or have been paid from inception through June 30, 2011.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s 143,548,494 outstanding shares of common stock and 7,000,000 shares of our Series A Convertible Preferred Stock as of June 30, 2010. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately seventy percent (70%) of the outstanding capital of TheraCour Pharma., Inc.

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

Table 2: Intellectual Property, Patents, and Pending Patents Licensed by the Company

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

The counterpart of PCT/US06/01820 has issued as a Singapore National Patent Publication, a South African patent, and also as an OAPI regional patent covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d'Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. It has also issued as a granted patent in New Zealand.

The counterpart of PCT/US2007/001607 has issued as a granted patent in New Zealand, OAPI, and Pakistan.

Prosecution in other countries is ongoing.

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

Currently there are two accepted methods of rabies prophylaxis: rabies vaccines and rabies immune globulin, manufactured by many foreign and multinational manufacturers including Aventis Pasteur and Chiron (acquired by Novartis). These accepted methods will be the standard against which our new anti-rabies drug in development will be judged.

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

Preclinical Testing

Before we can test a drug candidate in humans, we must study the drug in laboratory experiments and in animals to generate data to support the drug’s potential safety and benefits. We submit this data to the FDA in an investigational new drug application IND seeking their approval to test the compound in humans.

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

Reports to Security Holders

As a result of its filing of Form 10-SB and listing on the FINRA OTC Bulletin Board, the Company has become subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its Web site at www.nanoviricides.com. Information included on the Web site is not part of this Form 10-K.

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

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

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

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2011 we have a cash and cash equivalent balance of $9,224,023 which combined with the $2,500,000 obtained through the sale of the Company’s common stock, after the close of the Company’s year end, will be sufficient to fund our operations for the next eighteen months. We expect to incur additional costs of approximately $10~15 million dollars in the upcoming twenty-four months to construct or obtain facilities to support a initial new drug application filing with the FDA in accordance with our business plans.

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

The work-plan we have developed for the next twelve months is planned to enable us to file a pre-IND application with the US FDA.

The Company reports summary of its studies as the data become available to the Company, after analyzing and verifying same, in its press releases.

IND application for at least one of our drug candidates, possibly influenza, HIV or the nanoviricide eye drops, in the 2011-2012 fiscal year. We believe that this work-plan will lead us to obtain certain information about the safety and efficacy of these drug candidates. We need to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. The data will then be used to file an IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

We have expended $ 14,245,218 on research and development from inception through June 30, 2011.

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

The Company has the cash on hand to complete the budgeted R&D work through December 31, 2012. Should the pre-clinical studies of our Influenza, HIV, Viral diseases of the Eye, and Oral and Genital Herpes drugs meet management’s expectations the Company will require substantial additional funding to take any one or more of these drugs into ND filing(s) with the FDA. The Company projects it will need an additional $15 million for the costs of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies required for filing an IND and for constructing or obtaining facilities to support such application.

The Company will be unable to proceed with its business plan beyond December 31, 2012, without obtaining additional financing of approximately $3 - $5 million to support its budgeted Research and Development and other costs.

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

The Company has entered into a Material License Agreement with TheraCour Pharma, Inc. (“TheraCour”) (an approximately 23.24% shareholder of the Company’s common stock) whereby TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

Development costs charged by and paid to TheraCour Pharma, Inc. were $4,902,875 since inception through June 30, 2011. No royalties are due to TheraCour from the Company’s inception through June 30, 2011.

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

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer. The employment agreement provides for a term of four years with a base salary of $150,000. In addition, the Company issued 125,000 shares of common stock, and will issue an additional 125,000 shares of common stock on each anniversary date of the agreement.

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

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza. Peramivir is approved in Japan and had oobtained emergency use authorization in the US. Several H5N1 bird flu, and influenza novelH1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

We have recently completed preliminary animal studies against HIV that have resulted in the finding that certain of our drug candidates were superior to the oral HAART cocktail in SCID-hu Thy/Liv humanized mice lethally infected with HIV-I. We thus believe that we have a very strong lead drug identified against HIV. There are several companies with anti-HIV drugs in the market. A new drug, maraviroc from Pfizer has recently been approved, which falls in a new class called CCR5-blockers. Prior to this, two new drugs in a new class called Integrase Inhibitors have been approved. A drug in the class called Entry & Fusion Inhibitors, enfuvirtide, (FuzeonTM, Roche) has also been available. Additionally, the classical drugs, NRTI’s, NNRTI’s and PI’s (protease inhibitors) are used in various combinations. A three drug combo has been a pproved. A four drug combo is expected to be approved soon. The HIVCide-I nanoviricide is expected to act by a very different kind of mechanism, defining a new class of drugs, that is complementary to the existing classes of anti-HIV drugs.

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

Our HCV drugs are at the earliest stage of development. There are a growing number of anti-HCV drugs being sold or in advanced stages of clinical development. Two new protease inhibitors have been approved. Companies with anti-HIV and HCV products include Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), Abbott Laboratories, and Schering Plough, in addition to several other pharmaceutical and biotechnology firms.

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

At June 30, 2011, shareholders of the Company had 56,460,750 shares of restricted stock, or 39.33% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2011, we had 143,548,494 of common stock outstanding, and warrants and options convertible to 11,421,950 shares of common stock outstanding.

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

As of June 30, 2011, 56,460,750 of 143,548,494 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 9,100,750 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES

Description of Property

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. Commencing September 1, 2008 the Company rented additional storage space and the base monthly rent increased to $7,311. The lease expired on February 28, 2011 and the Company has continued to occupy the space on a month to month basis.

We subcontract the laboratory research and development work to TheraCour Pharma, Inc. which has a 5,000 square foot laboratory in the same building. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

In February 27, 2007, NanoViricides, Inc. entered into a sublease to occupy 5,000 square feet of space at 4 Research Drive, in Woodbridge, Connecticut at a monthly rent of $11,667, plus an additional $500 per month for utilities. The term of the occupancy expired January 30, 2009. This sublease has since expired and the Company has decided not to extend the same. Instead, the Company has decided to consolidate and grow its operations at its principal location of 135 Wood Street, West Haven, Connecticut.

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

Quarter ended	Low price	High price

June 30, 2011	$1.20	$1.28
March 31, 2011	$1.22	$1.27
December 31,2010	$1.43	$1.52
September 30, 2010	$1.00	$1.03
June 30, 2010	$1.80	$1.92
March 31, 2010	$1.67	$1.75
December 31, 2009	$.81	$.87
September 30, 2009	$.80	$.84

Number of Shareholders.

As of June 30, 2011, a total of 143,548,494 of the Company’s common stock (shares) are outstanding and held by approximately 197 shareholders of record of our common stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms . Of this amount, 86,847,744 shares are unrestricted. Approximately 9,100,750 shares are restricted securities held by non-affiliates, and the remaining 47,600,000 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2011, there were 11,421,950 warrants and 1,875,000 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended June 30, 2011, 2010 and 2009, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

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

In May, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.632 per share. These warrants, if not exercised, will expire in May, 2015.

On April 10, 2011 the Company authorized the issuance of 10,000 shares of its $.001 par value common stock with a restrictive legend for $10,000 upon the exercise of 10,000 warrants issued pursuant to a prior year private placement.

In March, 2011 the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $316,250.

In March, 2011 the Company authorized the issuance of 593,750 shares of its Series A $.001 par value Convertible Preferred stock with a restrictive legend pursuant to existing employment.

On December 10, 2010 the Company authorized the issuance of 25,000 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement.

In November, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.81 per share. These warrants, if not exercised, will expire in October, 2014

On November 1, 2010 the Company authorized the issuance of 30,000 shares of its Series A $.001 par value Convertible Preferred Stock with a restrictive legend pursuant to a consulting.

In August, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.476 per share. These warrants, if not exercised, will expire in August, 2014

For the year ended June 30, 2010, the Company's Board of Directors authorized the issuance of 150,822 shares of the Company’s .001 par value common stock with a restrictive legend, for services.

For the year ended June 30, 2011, the Company's Board of Directors authorized the issuance of 51,213 shares of the Company’s $0.001 par value common stock with a restrictive legend, for services.

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

In November, 2009, the Company’s Board of Directors authorized the issuance of 32,500 shares of the Company’s restricted common stock in payment of a current account payable for laboratory equipment in the amount of $25,200.

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

In June 2009, 805,250 warrants were converted into common stock in a Warrant Conversion Offering, resulting in the issuance of 2,050,700 common shares. The Company received $1,025,350 upon this conversion. All holders of the Company’s warrants were provided an option to exercise their warrants during the period ending June 30, 2009 at a price of $0.50 and to receive an additional Warrant convertible into one (1) restricted share of the Company’s common stock. The Warrants may be exercised at any time and expire on August 17, 2012.

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

Pursuant to the Letter Agreement, the parties agreed to amend certain provisions of the Agreement so that the Additional Shares could be purchased in two (2) closings, at each of which the Company will issue and sell to Seaside 250,000 shares of Series B Preferred Stock. The parties also agreed that the second closing of the Additional Shares would occur ninety (90) days subsequent to the first closing of the Additional Shares (the “First Follow-on Closing Date”). The Company also agreed to decrease the number of shares of Series B Preferred Stock that automatically convert from 60,000 shares to 40,000 shares, commencing on the First Follow-on Closing Date and the date of the subsequent closing, and every 14th day thereafter, subject to certain limitations and qualifications, into shares of the Company’s Common Stock. Each share of Series B Preferred Stock converts into shares of Common Stock at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.

On September 21, 2010, the Company issued 250,000 shares of its Series B in accordance with the aforementioned agreement. The Company received $2,500,000 in consideration for the Series B. The Company recorded a placement agent fee of $195,000 and legal fees of $10,000 in association with this transaction.

On December 21, 2010, the Company issued 250,000 shares of its Series B in accordance with the aforementioned Letter Agreement and Securities Purchase Agreement. The Company received $2,500,000 in consideration for the Series B. The Company recorded a placement agent fee of $200,000 in association with this transaction.

On April 18, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Agreement”) with Seaside, relating to the offering and sale of 500,000 shares of the Company’s .001 par value Series B at the purchase price of $10.00 per share (the “Purchase Price”). Under the terms of the agreement, 40,000 shares of Series B shall automatically convert into shares of the Company’s .001 par value common stock at the closing and every fourteenth day thereafter at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Company’s .001 par value common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. The Agreement also provided that a 10% per annum dividend would accrue on all outstanding shares of Series B (the “Dividend”), to be paid on each conversion date either in cash or the Company’s .001 par value common stock. If the Company chooses to pay the said dividends in stock, each share of the Company’s .001 par value common stock would be valued at 85% of the 10-day VWAP.

On April 18, 2011, the Company issued 250,000 shares of its Series B in accord with the aforementioned Second Agreement. The Company received $2,500,000 in consideration for the Series B. The Company recorded a placement agent fee of $150,000 and legal fees of $10,000 in association with this transaction.

Thus far, the Company has used the net proceeds of the offering for working capital. See also Item 7 Subsequent Events .

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock (See, Item 5). The Company does not currently have any long term debt. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

We have finalized a CRADA with Walter Reed Army Institutes of Research (WRAIR) to develop collaboratively antiviral agents against all four types of dengue viruses in April, 2007. Preliminary work has commenced under this CRADA. This CRADA is expected to be renegotiated due to changes in funding requirements at WRAIR. The Company has not renewed this agreement.

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

On May 13, 2010, the Company announced that it had entered into a Research and Development Agreement with Professor Ken Rosenthal Lab at NEOUCOM (now called NEOMED). Professor Rosenthal has developed in vitro or cell culture based tests for identifying the effectiveness of antiviral agents against HSV. He has also developed a skin lesion mouse model for HSV infection. Dr. Rosenthal has been involved in the evaluation of HSV vaccines as well as anti-HSV drugs.  His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression. This model has been shown to provide highly uniform and reproducible results. A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model. This uniformity makes it an ideal model for comparative testing of various drug candidates. Dr. Rosenthal is a professor of microbiology, immunology and biochemistry at Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM). He is a leading researcher in the field of herpes viruses. His research interests encompass several aspects of how herpes simplex virus (HSV) interacts with the host to cause disease. His research has addressed how HSV infects skin cells and examined viral properties that facilitate its virulence and ability to cause encephalitis. In addition, Dr. Rosenthal has also been studying a viral protein that makes the HSV more virulent by helping the virus to take over the cellular machinery to make copies of its various parts, assemble these parts together into virus particles and release the virus to infect other cells. He is also researching how the human host immune response works against HSV for the development of protective and therapeutic vaccines.

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

On May 17, 2010, the Company announced that it had signed a research and development agreement with the University of California, San Francisco (UCSF), for the testing of its anti-HIV drug candidates.  Cheryl Stoddart, PhD, Assistant Professor in the UCSF Division of Experimental Medicine, will be the Principal Investigator.  Dr. Stoddart is a recognized investigator in preclinical studies of anti-HIV compounds using the standard SCID-hu Thy/Liv humanized mouse model. In particular, she is well known for her work in validating that this mouse model is capable of accurately predicting clinical antiviral efficacy in humans.  The National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health (NIH), has recognized UCSF as an important site for anti-HIV drug screening studies.  Dr. Stoddart’s in-vivo testing of anti-HIV nanoviricides will complement the Company’s previously announced in-vitro anti-HIV testing that is ongoing at the Southern Research Institute in Frederick, MD. Their expertise is in the testing of oral anti-HIV drugs. They need to implement successfully, protocols for injectable anti-HIV drug testing.  Currently the Company's anti-HIV injectables animal testing is performed by KARD Scientific.

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

Subsequent Event.

Management performed an evaluation of the Company’s activity through October 13, 2011, the date these financials were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event should be disclosed.

On July 26, 2011, Seaside 88 LP (“Seaside”) purchased an additional 250,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in accordance with a certain Securities Purchase Agreement dated April 18, 2011, between the parties (the “Second Agreement”). The Company raised gross proceeds of $2,500,000 at such First Follow-on Closing, before estimated offering expenses of approximately $180,000 which includes placement agent and attorneys’ fees.

The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the offering.

In connection with the offering, pursuant to that certain Placement Agency Agreement, as amended by an Underwriter Agent Agreement Amendment No. 1, entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company on March 28, 2011, the Company will pay Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

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

The Company continued its organizational efforts and has signed or is in the process of obtaining several new agreements and contracts that are expected to have a significant positive impact for us in the near future. In addition, the Company has improved its anti-influenza drug candidates further. The Company has now declared a clinical candidate against influenza. The Company anticipates that this single drug will be effective against all influenza viruses. Last year, the Company consolidated its anti-influenza drug programs into the development of a single, pan-influenza drug candidate in the FluCide program that is highly effective against H1N1 influenza, as well as H5N1 Clade 1 and H5N1 Clade 2, distinctly different bird flu viruses feared to be capable of causing a pandemic. This drug candidate is expected to be highly effective against the current pandemic novel Influenza A/H1N1/2009 “swine flu” virus as well. We plan on conducting testing of this nanoviricide against a number of different influenza virus strains in the very near future. Consolidation of the three different programs, namely FluCide, FluCide-HP and AviFluCide into one without compromising effectiveness or safety, is expected to yield significant benefits in that the drug development complexities may be expected to be reduced and drug development costs may be expected to be reduced substantially. In addition, the Company has further optimized the ligands for use in its anti-HIV drug program, and continues to optimize the resulting nanoviricides under the HIVCide program. Last year, the Company also added two new drug candidates to its pipeline (HerpeCide and DengueCide). Thus, despite the re-prioritization due to financial constraints and worldwide economic conditions, the Company has made a significant level of progress and has achieved significant accomplishments this year.

Requirement for Additional Capital

As of June 30, 2011, we have a cash and cash equivalent balance of $9,224,023 which combined with the $2,500,000 obtained through the sale of the Company’s preferred Series B stock, after the close of the Company’s year end, will be sufficient to fund our currently budgeted operations for the next eighteen months at the Company’s current rate of expense.

We estimate that we will need approximately an additional $10M to $15M over the next 18 months for further development of our drug pipeline. These additional funds, if raised, will enable us to perform Toxicology Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing our first Investigational New Drug Application (“IND”) with the US FDA on one of our drug candidates. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file our first IND .

Further, we anticipate incurring additional capital costs in the upcoming eighteen months to construct or obtain facilities to support an initial new drug application filing with the FDA in accordance with our business plans. The Company has arranged for enabling cGMP production of its nanoviricides for the upcoming clinical studies without incurring any capital costs. A separate privately held company, Inno-Haven, LLC, raised funds privately to acquire a building in Shelton, CT. Inno-Haven intends to perform improvements and enable modern laboratory facilities and kg-scale pilot cGMP facility in this space.

We are currently evaluating several vehicles for raising these additional funds.

Assuming that we are successful in raising this additional financing, we anticipate that we will incur the following additional expenses over the next 18 months.

1. Research and Development of $5,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide, Eye nanoviricide, HIVCide, HerpeCide, Dengue, and Ebola/Marburg and Rabies programs.

2. Corporate overhead of $1,250,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3. Capital costs of $1,500,000: This is the estimated cost for equipment and laboratory improvements..

4. Staffing costs of $1,500,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.

In addition the Company anticipates estimated capital costs of $5,000,000 for infrastructure and laboratory facilities for a scaled up research pilot production facility. The Company anticipates that some of this infrastructure funding will be obtained through real estate and industrial loans and related instruments.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities. The registration statement became effective on April 29, 2010. As of June 30, 2011 the Company drew down $12,500,000 of the $40 million S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required. . If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Table 3: R&D Cost Allocations
	Year Ended June 30, 2011	Year Ended June 30, 2010	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2011
All Influenzas: FluCide™, (Note: FluCide-HP, and AviFluCide are now consolidated into a single drug candidate, viz. FluCide)	1,000,000	762,500	4,624,887
EKC-Cide™, other Eye Viral Infections	200,000	495,454	1,431,557
HIV-Cide™	1,000,000	410,604	2,609,4091,084,816
Herpes nfections	300,000	392,408	703,290
Dengue	300,000	201,620
Other (Ebola, and other projects)	200,000	75,000	2,199,668
Unallocated stock compensation	555,846	1,029,823	1,591,591
Total Research and development	4,155,846	3,367,409	14,245,218

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Table 4: Drug Development Status
Project	Drug Development of FluCide™ for All Influenzas
Current status
We have declared a clinical candidate for influenza, NV-INF-1. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, as well as the novel 2009/H1N1 epidemic virus.
We expect to file a pre- IND application with the FDA soon.

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
Timing of commencement of expected material net cash inflows
If we file an IND in the next 18~24 months, we can expect human clinical trials to be completed at the earliest by 2015. Revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval.

Project	Drug Development of Nanoviricide Eye Drops for all Viral Infections of the External Eye
Current status
This year, we developed new, broad-spectrum. ligands that should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures against two different strains of HSV-1, and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. Majority of these viruses are adenoviruses or HSV.

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
Current status
HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy. In vitro studies against two different HIV-1 strains were very successful. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2011-2012 to further optimize the drug candidate.

Nature, timing and estimated costs
The Company has budgeted approximately $3,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $5000,000.

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
Current status
HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream and gel formulations, which may result in two separate drugs. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2011-2012.

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
The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2011-2012.

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

The Company is currently engaged in a national search for a manufacturing facility. The Company is in discussions with Inno-Haven, LLC, to develop a modern laboratory and cGMP facility suitable for its research and manufacturing needs. The manufacturing portion of the facility will eventually need to be certified by the FDA in order for the Company to produce experimental materials that can be used in human clinical trials. It is preferable to use the same quality of materials for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an Investigational New Drug (“IND”) with the FDA to begin the human safety and efficacy trials (Phase I, II and III).

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application in our 2012-2013 fiscal year at the earliest, subject to availability of necessary levels of research and development funds. Enabling the cGMP facility has been the major issue for us in the past in our progress towards regulatory filings. We believe that this issue will now be adequately addressed in our 2011-2012 fiscal year, with a kg-scale pilot cGMP facility becoming available. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (“IND”) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Results of Operations

The Company is a development-stage biopharmaceutical company and does not have revenue for the year ending June 30, 2011.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses increased $538,543 to $2,273,609 for the year ended June 30, 2011, from $1,735,066 for the year ended June 30, 2010. The increase resulted from the Company’s recognition of the fair value of compensation paid in preferred and common stock.

Research and development expenses for the year ended June 30, 2011 increased $788,437to $4,155,846 from $3,367,409 for the year ended June 30, 2010. This increase in the cost of Research and development is largely attributable to the development of additional drug candidates and increased research and development payroll.

Research and Development expenses were offset in the amount of $-0- and $162,524 in the years ended June 30, 2011, and June 30, 2010, respectively, by a Connecticut Refundable Research and Development Credit.

Other Income (Expenses) – Net Interest income was $14,339 and $2,980 for the years ending June 30, 2011, and 2010, respectively. Net Interest income in 2011 included interest on cash equivalent deposits in an interest-bearing account.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2011, we had federal net operating loss carryforwards of approximately $16,738,806 and deferred Research and Development tax credits resulting in a deferred tax benefit of approximately $8,750,309 for Federal reporting purposes. This amount has been offset by a full valuation allowance.

Net Operating Loss - For the year ended June 30, 2011, the Company had a net loss of $6,477,165, or $0.05per share compared to a net loss of $4,744,208, or $0.04 per share for the year ending June 30, 2010.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $ 9,224,023 as of June 30, 2011. On the same date, accounts payable and accrued liabilities outstanding totaled $ 587,176
Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $23,216,909 at June 30, 2011.

As of June 30, 2011 we have a cash and cash equivalent balance of $9,224,023. As of the date of the filing, the Company has raised gross proceeds of $25,000,000, before estimated offering expenses of approximately $635,000 which includes placement agent and attorneys’ fees from the sale of its Series B convertible preferred Stock. The Company estimates that it can support current operations through the next six quarters, i.e. through December 31, 2012.

While this sum is sufficient for us to continue our operations through December 31, 2012, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2011.

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

Accounting for Stock Based Compensation – The Company adopted the fair value recognition provisions of “FASB Statement No. 123(R) Share-Based Payment”, using the modified prospective-transition method. Under that transition method, compensation cost recognized in the year ended June 30, 2011 includes compensation cost for all share-based payment granted based on the grant-date fair value estimated in accordance with provisions of FASB 123(R).

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

POLICY AFFECTING RECOGNITION OF REVENUE

The Company is a development stage company and does not have revenue arising from operations

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

None.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

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

b) Changes in internal control over financial reporting. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors. We consider this to be a material weakness. The Company is in the process of addressing this issue by establishing an Audit Committee, appointing independent directors with at least one having financial expertise.

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

In connection with management’s assessment of our internal control over financial reporting, we determined that there were no material weaknesses in our internal control over financial reporting as of June 30, 2011:

During the period ended June 30, 2009, the Company implemented additional segregation of responsibilities and authorizations for initiating, authorizing and recording transactions. In addition the Company has engaged the services of a financial consultant to assist in reviewing significant transactions and the Company’s quarterly and annual financial statements.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011. Our management’s evaluation of our internal control was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2011. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties. See, AUDITOR’S OPINION PARAGRAPH BELOW.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. The final paragraph of the Auditor’s Report states:

“Also in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2005 (inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.”

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	53	President; Chairman of the Board
Eugene Seymour, MD, MPH	70	Chief Executive Officer; Acting Chief Financial Officer; Director

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Eugene Seymour, MD, MPH, age 70, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation which funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master's degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians. The Company concluded Dr. Seymour’s extensive experience in treating infectious disease and viruses, plus his public company experience, make him an ideal candidate to serve in these capacities.

Anil Diwan, PhD, age 53, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc, as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds four patents, one issued and three applied for, and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

AUDIT COMMITTEE

Although its By-laws provide for the appointment of one, the Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. There are currently no audit committee members that meet the criteria of “Financial Expert”, however, the company is actively working to appoint a “Financial Expert”.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary	Bonus ($)		Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2011	$275,000	$		574,581		$1,917	$851,498
CEO, Director	2010	$254,167		$—	513,823	—	$—	$767,990
	2009	$250,000		$—	—	—	$—	$250,000

Anil Diwan,	2011	$275,000	$		574,581		$1,917	$851,498
President, Director	2010	$252,000		$—	513,823	-	$—	$765,823
	2009	$252,000		$—	-	-	$—	$252,000

* Deferred compensation paid in 2008, accrued in 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2011.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	500,000	—	$0.10	September 26, 2015	—	—	—	—

Anil Diwan, President and Director	1,000,000	—	$0.10	September 26, 2015	—	—	—	—

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive's individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2011, under the March 3, 2010 employment agreements, the Company issued 593,750 shares of the Company’s Series A Convertible Preferred Stock and 250,000 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal which may not be realized.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
TheraCour Pharma, Inc.(2)
135 Wood Street
West Haven, CT 06516	33,360,000	23.24%
Anil Diwan (2) (3)
135 Wood Street
West Haven, CT 06516	42,096,155	29.33%
Eugene Seymour (4)
135 Wood Street
West Haven, Connecticut 06516	6,500,000	4.53%
All Directors and Executive Officers as a Group (2 persons) (5)	48,596,155	33.85%

(1)            For each shareholder, the calculation of percentage of beneficial ownership is based upon 143,548,494 shares of Common Stock outstanding as of June 30 2011 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the Nanoviricides shares held by TheraCour Pharma, Inc. Does not include 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of four shares of Common Stock per each share of Series A and is convertible into two shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(3)            Anil Diwan, President and Chairman of the Board of Directors. Includes 7,736,155 shares of NanoViricides common stock recevied by Dr. Diwan as founder and 1,000,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Diwan that are currently exercisable or will become exercisable within 60 days. Also includes 33,360,000 owned by TheraCour Pharma, Inc., over which Dr. Diwan holds voting and dispositive power. Does not include 500,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of four shares of Common Stock per each share of Series A and is convertible into two shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(4)            Eugene Seymour, Chief Executive Officer and Director. Includes 6,000,000 shares of NanoViricides common stock held by Dr. Seymour and 500,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days. . Does not include 500,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of four shares of Common Stock per each share of Series A and is convertible into two shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

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

COMPENSATION OF DIRECTORS

At this time, directors receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2011 fiscal year.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2011, the SAB was granted a total of 200,000 stock warrants exercisable into common shares at prices from $0.61 to $1.56 per share.

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

Development costs charged by and paid to TheraCour Pharma, Inc. was $3,651,974 since inception through June 30, 2011, and $1,086,927 and $1,086,927 for the years ended June 30, 2011, and 2010, respectively. No royalties are due or have been paid from inception through June 30, 2011.

As of June 30, 2010, TheraCour owns 33,360,000 shares of the Company’s outstanding common stock and 7,000,000 shares of Series A Preferred. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer- Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2011, and 2010, were, $719,462 and $78,940, respectively, and $1,352,637 since inception.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of the last four years for professional services rendered by the principal accountant for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

June 30, 2011	$90,000	Li & Company, P.C.
June 30, 2010	$70,000	Li & Company, P.C.
June 30, 2009	$35,000	Li & Company, P.C.
June 30, 2009	$77,000	Holtz Rubenstein Reminick LLP
Audit Related Fees

The aggregate fees in each of the last four years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

June 30, 2011	$0	Li & Company, P.C.
June 30, 2010	$0	Li & Company, P.C.
June 30, 2009	$0	Li & Company, P.C.
June 30, 2009	$0	Holtz Rubenstein Reminick LLP

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last four years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2011	$0	Li & Company, P.C.
June 30, 2010	$0	Li & Company, P.C.
June 30, 2009	$0	Li & Company, P.C.
June 30, 2009	$0	Holtz Rubenstein Reminick LLP

All Other Fees

The aggregate fees in each of the last four years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2011	$0	Li & Company, P.C.
June 30, 2010	$0	Li & Company, P.C.
June 30, 2009	$0	Li & Company, P.C.
June 30, 2009	$0	Holtz Rubenstein Reminick LLP

Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Holtz Rubenstein Reminick LLP, or Li & Company, P.C. All the services performed by Holtz Rubenstein Reminick LLP and Li & Company, P.C. as described above were pre-approved by the Board of Directors.

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

Dated: October 13, 2011

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Eugene Seymour, M.D.
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

October 13, 2011
/s/ Eugene Seymour, MD
Eugene Seymour, MD
Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

October 13, 2011	/s/ Anil Diwan
Anil Diwan,
President and Chairman of the Board of Directors

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nanoviricides, Inc.
(A development stage company)
West Haven, Connecticut

We have audited the accompanying balance sheets of Nanoviricides, Inc., a development stage company, (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the fiscal years then ended and for the period from May 12, 2005 (inception) through June 30, 2011. We have also audited the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” . The management of the Company is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2011:


The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s June 30, 2011 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2011, based on the criteria established in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Also in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2005 (inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC

Skillman, New Jersey
October 13, 2011

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)BALANCE SHEETS

	June 30, 2011	June 30, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,224,023	$6,955,733
Prepaid expenses	332,294	291,272
Other current assets	-	209,902

Total current assets	9,556,317	7,456,907

PROPERTY AND EQUIPMENT, net	802,367	1,168,374

TRADEMARK, net	399,383	367,077

TOTAL ASSETS	$10,758,067	$8,992,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$79,529	$127,620
Accounts payable – related parties	462,955	1,193,593
Accrued expenses	27,173	85,716
Accrued payroll to officers and related payroll tax expense	-	22,917
Derivative liability	17,519	1,043,808

TOTAL CURRENT LIABILITIES	587,176	2,473,654

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 8,217,500 and 7,593,750 shares issued and outstanding, respectively	8,218	7,594
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000 and 260,000 shares issued and outstanding, respectively	10	260
Common stock, $0.001 par value; 300,000,000 shares authorized; 143,548,494 and 133,980,411 shares issued and outstanding, respectively	143,582	133,982
Additional paid-in capital	33,235,990	23,116,611
Deficit accumulated during the development stage	(23,216,909)	(16,739,743)
TOTAL STOCKHOLDERS’ EQUITY	10,170,891	6,518,704
TOTAL LIABILITIES AND STOCKHOLDER’ EQUITY	$10,758,067	$8,992,358

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	For the Period from May 12, 2005 (Inception) through June 30, 2011
Revenues	$-	$-

Operating expenses:
Research and development	4,155,846	3,367,409		14,245,218
Refund credit research and development costs	-	(162,524		(420,842)
General and administrative	2,273,609	1,735,066		8,901,562,

Total operating expenses	6,429,455	4,939,951		22,725,938
Loss from operations	(6,429,455)	(4,939,951)		(22,725,938)
Other income (expense):
Interest income, net	14,339	2,980		165,324
Discount on convertible debentures	-	-		(73,930)
Beneficial conversion feature of convertible debentures	-	-		(713,079)
Change in fair market value of derivatives	(62,049)	192,736		130,714

Total other income (expense)	(47,710)	195,743		(490,971)
Loss before income taxes	(6,477,165)	(4,744,208)		(23,216,909)
Income tax provision	-	-		-

Net loss	$(6,477,165)	$(4,744,208)	$	(23,216,909)

Net loss per share: basic and diluted	$(0.05)	$(0.04)

Weighted average shares outstanding: basic and diluted	139,180,915	130,497,982

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 12, 2005 (INCEPTION) THROUGH JUNE 30, 2011

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued May 12, 2005 (Inception)	20,000	$20	$-	$(20)	$-	$-

Share exchange with Edot- com.com Inc., June 1, 2005	(20,000)	(20)	-	20	-	-

Shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005	80,000,000	80,000	(79,980)	(20)	-	-

Shares outstanding Edot- com.com Inc., June 1, 2005	20,000,000	20,000	(20,000)	-	-	-

Net loss period ended June 30, 2005	-	-	-	-	(66,005)	(66,005)

Balance at June 30, 2005	100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005	-	-	5,277	-	-	5,277

Legal expenses related private placement of common stock, July 31, 2006	-	-	(2,175)			(2,175)

Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005	-	-	5,302	-	-	5,302

Warrants issued to Scientific Advisory Board, August 15, 2005	-	-	4,094	-	-	4,094

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Options issued to officers, September 23, 2005	-	-	87,318	-	-	87,318

Shares issued for consulting services rendered at $.081 per share, September 30, 2005	2,300,000	2,300	184,000	-	-	186,300

Shares issued for interest on debentures, September 30, 2005	48,177	48	4,267	-	-	4,315

Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005	-	-	166,666	-	-	166,666

Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005	-	-	166,667	-	-	166,667

Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005	-	-	45,000	-	-	45,000

Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005	-	-	275,000	-	-	275,000

Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005	-	-	49,167	-	-	49,167

Warrants issued to Scientific Advisory Board, November 15, 2005	-	-	25,876	-	-	25,876

Shares and warrants issued in connection with private placement of common stock, November 28, 2005	340,000	340	169,660	-	-	170,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, November 29, 2005	300,000	300	149,700	-	-	150,000

Shares and warrants issued in connection with private placement of common stock, November 30, 2005	150,000	150	74,850	-	-	75,000

Shares and warrants issued in connection with private placement of common stock, December 2, 2005	100,000	100	49,900	-	-	50,000

Shares and warrants issued in connection with private placement of common stock, December 6, 2005	850,000	850	424,150	-	-	425,000

Shares issued for legal services rendered at $.95 per share, December 6, 2005	20,000	20	18,980	-	-	19,000

Shares and warrants issued in connection with private placement of common stock, December 12, 2005	750,000	750	374,250	-	-	375,000

Shares and warrants issued in connection with private placement of common stock, December 13, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 14, 2005	50,000	50	24,950	-	-	25,000

Shares issued in connection with debenture offering, December 15, 2005	50,000	50	48,950	-	-	49,000

Shares and warrants issued in connection with private placement of common stock, December 20, 2005	50,000	50	24,950	-	-	25,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares and warrants issued in connection with private placement of common stock, December 29, 2005	50,000	50	24,950	-	-	25,000

Shares and warrants issued in connection with private placement of common stock, December 30, 2005.	50,000	50	24,950	-	-	25,000

Shares issued for interest on debentures, December 31, 2005	19,476	19	17,321	-	-	17,340

Shares issued for consulting services rendered at $1.46 per share, January 9, 2006	3,425	4	4,997	-	-	5,001

Warrants issued to Scientific Advisory Board on February 15, 2006	-	-	49,067	-	-	49,067

Warrants issued to Scientific Advisory Board on May 15, 2006	-	-	51,048	-	-	51,048

Shares issued for interest on debentures, March 31, 2005	7,921	8	22,184	-	-	22,192

Options exercised, May 31, 2006	1,800,000	1,800	88,200	-	-	90,000

Shares and warrants issued in connection with private placement of common stock, June 15, 2006	1,875,000	1,875	1,873,125	-	-	1,875,000
				-
Shares issued for interest on debentures, June 30, 2006	14,426	14	22,424	-	-	22,438

Net loss year ended June 30, 2006.	-	-	-	-	(3,284,432)	(3,284,432)

Balance at June 30, 2006	108,878,425	108,878	4,480,035	20	(3,350,437)	1,238,456

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued for interest on debentures, July 31, 2006	5,744	6	7,638	-	-	7,644

Shares issued in connection with conversion of convertible debentures, July 31, 2006	3,333,333	3,333	996,667	-	-	1,000,000

Exercise of stock warrants, July 31, 2006	200,000	200	49,800	-	-	50,000

Warrants issued to Scientific Advisory Board on August 15, 2006	-	-	30,184	-	-	30,184

Warrants issued to Scientific Advisory Board on November 15, 2006	-	-	25,888	-	-	25,888

Shares issued for consulting and legal services rendered at $.76 per share, January 2, 2007	216,000	216	163,944	-	-	164,160

Warrants issued to Scientific Advisory Board on February 15, 2007	-	-	32,668	-	-	32,668

Warrants issued to Scientific Advisory Board on May 15, 2007	-	-	25,664	-	-	25,664

Shares issued for consulting services rendered at $1.03 per share, June 12, 2007	752	1	774	-	-	775

Shares issued for consulting services rendered at $1.15 per share, June 20, 2007	100,000	100	114,900	-	-	115,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 20, 2007	930,000	930	619,070	-	-	620,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity
Shares issued upon conversion of convertible warrants at $1.00 per share, June 25, 2007	75,000	75	49,925	-	-	50,000

Shares issued upon conversion of convertible warrants at $1.00 per share, June 30, 2007	300,000	300	199,700	-	-	200,000

Shares issued for consulting and legal services rendered at $1.06 per share, June 30, 2007	29,890	30	31,770	-	-	31,800

Options issued to officers June 30, 2007	-	-	27,062	-	-	27,062

Net loss year ended June 30, 2007.	-	-	-	-	(3,118,963)	(3,118,963)

Balance at June 30, 2007	114,069,144	114,069	6,855,689	(20)	(6,469,400)	500,338

Warrants issued to Scientific Advisory Board on August 15, 2007	-	-	14,800	-	-	14,800

Shares and warrants issued in connection with private placement of common stock, September 21, 2007	1,500,000	1,500	748,500	-	-	750,000

Shares issued for consulting and legal services rendered at $.75 per share September 30, 2007	25,244	25	18,375	-	-	18,400

Shares and warrants issued in connection with private placement of common stock, October 16, 2007	3,250,000	3,250	1,621,750	-	-	1,625,000

Stock subscriptions received October 17,2007	-	-	-	20	-	20

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity
Shares and warrants issued in connection with private placement of common stock, October 16, 2007	250,000	250	124,750	-	-	125,000

Warrants issued to Scientific Advisory Board on November 15, 2007	-	-	7,200	-	-	7,200

Shares issued for consulting and legal services rendered at $.49 per share December 31, 2007	57,152	57	26,843	-	-	26,900

Options issued to officers January 1, 2008			7,044			7,044

Warrants issued to Scientific Advisory Board on February 15, 2008	-	-	8,500	-	-	8,500

Shares issued for consulting and legal services rendered at $ .45 per share March 31, 2008	61,546	62	27,838	-	-	27,900

Shares issued for consulting services rendered at $.39 per share April , 2008	27,750	28	10,795	-	-	10,821

Warrants issued to Scientific Advisory Board on May 15, 2008	-	-	32,253	-	-	32,253

Shares issued for consulting services rendered at $1.03 per share June 30, 2008	29,841	30	27,870	-	-	27,900

Net loss year ended June 30, 2008.	-	-	-	-	(2,738,337)	(2,738,337)

Balance at June 30, 2008	119,270,677	119,271	9,532,205	-	(9,207,737)	443,739

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity
Shares issued for consulting and legal services rendered at $ 1.22 per share July 31, 2008	4,098	4	4,996			5,000

Shares issued for consulting services rendered at $1.22 per share July 31, 2008	2,295	2	2,798			2,800

Warrants issued to Scientific Advisory Board on August 15, 2008			47,500			47,500

Warrants issued in connection with finders fee 9849						0

Shares and warrants issued in connection with private placement of common stock, August 22, 2008	3,136,000	3,136	3,132,864			3,136,000

Shares issued to settle accounts payable August 22, 2008	150,000	150	149,850			150,000

Shares issued to settle account payable

Payment of Finder's Fee including 9849 warrants to Biotech Capital			(14,696)			(14,696)

Shares issued in connection with Warrant Conversion, August 22, 2008	125,000	125	106,125			106,250

Shares issued for legal services rendered at $1.24per share August 31, 2008	4,032	4	4,996			5,000

Shares issued for consulting services rendered at $1.24 per share August 31, 2008	2,258	2	2,798			2,800

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued for legal services rendered at $1.00 per share September 30, 2008	5,000	5	4,995			5,000

Shares issued for consulting services rendered at $1.00 per share September 30, 2008	5,600	6	5,594			5,600

Shares issued for consulting and legal services rendered at $ .71 per share October 31, 2008	7,042	7	4,993			5,000

Shares issued for consulting services rendered at $.71 per share October 31, 2008	7,887	8	5,592			5,600

Warrants issued to Scientific Advisory Board on November 15, 2008			30,500			30,500

Shares issued for consulting and legal services rendered at $ .67 per share November 30, 2008	7,463	7	4,993			5,000

Shares issued for consulting services rendered at $.67 per share November 30, 2008	8,358	8	5,592			5,600

Shares issued for consulting and legal services rendered at $ .83 per share December 31, 2008	6,024	6	4,994			5,000

Shares issued for consulting services rendered at $.83 per share December 31 , 2008	6,747	7	5,593			5,600

Shares issued for legal services rendered at $ .60 per share January 20, 2009	8,333	8	4,992			5,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued for consulting and legal services rendered at $ .78 per share January 31, 2009	7,463	7	4,992			4,999

Shares issued for consulting services rendered at $.78 per share January 31, 2009	8,358	8	5,592			5,600

Shares issued for consulting services rendered at $ .70 per share February 1, 2009	50,000	50	34,950			35,000

Warrants issued to Scientific Advisory Board on February 15, 2009			29,000			29,000

Shares issued for consulting and legal services rendered at $ .71 per share February 28, 2009	7,042	7	4,992			4,999

Shares issued for consulting services rendered at $.71 per share February 15, 2009	7,887	8	5,592			5,600

Shares issued for consulting and legal services rendered at $ .78 per share March 31, 2009	6,410	6	4,994			5,000

Shares issued for consulting services rendered at $.78 per share March 31 , 2009	7,179	7	5,593			5,600

Shares issued to acquire equipment at $ .79	172,500	173	137,327			137,500

Shares issued for consulting and legal services rendered at $ .69 per share April 30, 2009	7,205	7	4,993			5,000

	Common Stock
			Additional	Stock		Total
	Number	Par	Paid-in	Subscription	Accumulated	Shareholders'
	of Shares	Value	Capital	Receivable	Deficit	Equity

Shares issued for consulting services rendered at $.69 per share April 30, 2009	8,069	8	5,592			5,600

Warrants issued to Scientific Advisory Board on May 15, 2009			30,600			30,600

Shares issued for consulting and legal services rendered at $ .66 per share May 31, 2009	7,599	8	4,992			5,000

Shares issued for consulting services rendered at $.66 per share May 31, 2009	8,511	9	5,590			5,599

Shares issued for consulting services rendered at $ .61 per share June 30, 2009	24,721	25	14,975			15,000

Shares issued for consulting and legal services rendered at $ .56 per share June 30, 2009	8,961	9	4,991			5,000

Shares issued for consulting services rendered at $.56 per share June 30, 2009	10,038	10	5,590			5,600

Shares and warrants issued in connection with private placement of common stock, June 30, 2009	150,000	150	74,850			75,000

Shares and warrants issued in connection with warrant conversion, June 30, 2009 net of subscriptions receivable	2,050,700	2,051	1,023,299	(100,000)		925,350

Net loss for the year ended June 30, 2009	--				(2,787,798)	(2,787,798)

	125,299,457	$125,299	$14,455,778	$(100,000)	$(11,995,535)	$2,485,542

See accompanying notes to the financial statements.

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued for consulting and legal services rendered at $ .66 per share July 31, 2009	7,576	8					4,992		5,000

Shares issued for consulting services rendered at $.66 per share July 31, 2009	8,485	8					5,592		5,600

Warrants issued to Scientific Advisory Board on August 15, 2009							41,400		41,400

Shares issued for consulting and legal services rendered at $ .86 per share August 31, 2009	6,512	7					4,993		5,000

Shares issued for consulting services rendered at $.86 per share August 31, 2009	5,814	6					5,594		5,600

Shares issued for consulting services rendered at $ .89 per share September 30, 2009	6,292	6					5,594		5,600

Shares issued for consulting and legal services rendered at $ .89 per share September 30, 2009	5,618	6					4,994		5,000

Payment of Finder's Fee							(5,250)		(5,250)

Shares and warrants issued in connection with private placement of common stock,September 30, 2009	2,675,000	2,675					1,334,825		1,337,500

Shares and warrants issued in connection with warrant conversion, September 30, 2009	3,759,800	3,760					1,876,140		1,879,900

Shares issued for consulting and legal services rendered at $ .57 per share October 1, 2009	35,088	35					19,965		20,000

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued for Legal services rendered at $56.50 per share on October 26, 2009	12,500	13					7,050		7,063

Warrants issued for commissions on October 26, 2009							3,570		3,570

Shares issued for consulting and legal services rendered at $ ..73 per share October 31, 2009	6,859	7					4,993		5,000

Shares issued for consulting services rendered at $.73 per share October 31, 2009	7,682	8					5,592		5,600

Shares issued upon conversion of Warrants on November 10, 2009	10,000	10					1,430		1,440

Warrants issued to Scientific Advisory Board on November 15, 2009							39,600		39,600

Shares issued in payment of accounts payable November 25,2009	32,500	33					25,167		25,200

Shares issued for consulting and legal services rendered at $ .86 per share November 30, 2009	5,814	6					4,994		5,000

Shares issued for consulting services rendered at $.86 per share November 30, 2009	9,767	10					8,390		8,400

Shares issued for consulting services rendered at $ .85 per share December 31, 2009	9,917	10					8,390		8,400

Shares issued for consulting and legal services rendered at $ .85 per share December 31, 2009	5,903	6					4,994		5,000

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued for consulting and legal services rendered at $1.043 per share on January 31, 2010	4,794	5					4,995		5,000

Warrants issued to Scientific Advisory Board on February 15, 2010							40,200		40,200

Series A Preferred Shares issued for TheraCour license .001 par value on February 15, 2010			7,000,000	7,000					7,000

Shares issued for consulting services rendered at $1.096 per share on February 28, 2010	4,562	5					4,995		5,000

Shares issued for employee stock compensation at $1.25 per share on March 3, 2010	125,000	125					156,125		156,250

Shares issued for employee stock compensation at $1.25 per share on March 3, 2010	125,000	125					156,125		156,250

Series A Preferred Shares issued for employee stock compensation at .001 par value on March 3, 2010			250,000	250			513,573		513,823

Series A Preferred Shares issued for employee stock compensation .001 par value on March 3, 2010			250,000	250			513,573		513,823

Series A Preferred Shares issued for employee stock compensation .001 par value on March 3, 2010			93,750	94			192,590		192,684

Shares issued for consulting and legal servies rendered at $1.25 per share on March 3, 2010	1,000	1					1,249		1,250

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued for consulting services rendered at $1.417 per share on March 31, 2010	3,529	4					4,996		5,000

Shares issued in payment of accounts payable - All Sciences	39,625	40					31,660		31,700

Shares issued for consulting and legal services rendered at $2.087 per share on April 30, 2010	2,396	2					4,998		5,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on May 12, 2010					500,000	500	4,999,500		5,000,000

Placement Agents Fees related to sale of Convertible Preferred shares on May 12, 2010							(400,000)		(400,000)

Legal Fees related to Sale of Convertible Preferred Stock May 12, 2010							(50,000)		(50,000)

Derivative Liability - Issuance of Preferred Series B							(1,787,379)		(1,787,379)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.88 per share, .001 par value, on May 12, 2010	319,331	319							319

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 12, 2010					(60,000)	(60)			(60)

Derivative Liability - Retirement of Preferred Series B on May 12, 2010							128,053		128,053

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Warrants issued to Scientific Advisory Board on May 15, 2010							82,800		82,800

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.51 per share, .001 par value, on May 26, 2010	398,189	398							398

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 26, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.64 on May 26, 2010	10,300	10					16,867		16,877

Dividend to Seaside 88, LP, paid on May 26, 2010							(16,877)		(16,877)

Derivative Liability - Retirement of Preferred Series B on May 26, 2010							151,852		151,841

Shares issued for consulting and legal services rendered at $2.083 per share on May 31, 2010	2,400	2					4,998		5,000

Shares issued in conversion of warrants to restricted Common Stock at $1.00 per share, .001 par value, on June 9, 2010	195,000	195					194,805		195,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.41 per share, .001 par value, on June 9, 2010	426,721	427							427

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 9, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.41 on June 9, 2010	10,366	10					14,565		14,575

Dividend to Seaside 88, LP, paid on June 9, 2010							(14,575)		(14,575)

Derivative Liability - Retirement of Preferred Series B on June 9, 2010							149,364		149,354

Shares issued for consulting and legal services rendered at $1.77 per share on June 9, 2010	11,300	11					19,989		20,000

Shares issued for consulting and legal services rendered at $1.77 per share on June 9, 2010	2,000	2					3,538		3,540

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.59 per share, .001 par value, on June 23, 2010	377,905	378							378

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 23, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.59 on June 23, 2010	7,731	8					12,266		12,274

Dividend to Seaside 88, LP, paid on June 23, 2010							(12,274)		(12,274)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Derivative Liability - Retirement of Preferred Series B on June 23, 2010							120,256		120,249

Shares issued for consulting and legal services rendered at $1.043 per share on June 30, 2010	2,738	3					4,997		5,000

Net loss for the year ending 6/30/10								(4,744,208)	(4,744,208)

	133,980,471	133,983	7,593,750	7,594	260,000	260	23,116,611	(16,739,743)	6,518,677

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.51 per share, .001 par value, on July 7, 2010	397,088	397							397

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 7, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.65 on July 7, 2010	6,061	6					9,967		9,973

Dividend to Seaside 88, LP, paid on July 7, 2010							(9,973)		(9,973)

Derivative Liability - Retirement of Preferred Series B on July 7, 2010							116,715		116,715

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.30 per share, .001 par value, on July 21, 2010	463,177	463							463

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 21, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.32 on July 21, 2010	5,794	6					7,665		7,671

Dividend to Seaside 88, LP, paid on July 21, 2010							(7,671)		(7,671)

Derivative Liability - Retirement of Preferred Series B on July 21, 2010							113,700		113,700

Shares issued for consulting and legal services rendered at $2.087 per share on July 31, 2010	3,086	3					4,997		5,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.14 per share, .001 par value, on August 4, 2010	526,916	527							527

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 4, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.14 on August 4, 2010	4,716	5					5,365		5,370

Dividend to Seaside 88, LP, paid on August 4, 2010							(5,370)		(5,370)

Derivative Liability - Retirement of Preferred Series B on August 4, 2010							104,480		104,480

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Warrants issued to Scientific Advisory Board on August 15, 2010					1		45,000		45,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.99 per share, .001 par value, on August 18, 2010	606,367	606							606

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 18, 2010					(60,000)	(60)			(60)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.99 on August 18, 2010	3,101	3					3,065		3,068

Dividend to Seaside 88, LP, paid on August 18, 2010							(3,068)		(3,068)

Derivative Liability - Retirement of Preferred Series B on August 18, 2010							104,795		104,795

Shares issued for consulting and legal services rendered at $1.24 per share on August 31, 2010	4,032	4					4,996		5,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.93 per share, .001 par value, on September 1, 2010	215,332	215							215

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 1, 2010					(20,000)	(20)			(20)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.00 on September 1, 2010	766						766		767

Dividend to Seaside 88, LP, paid on September 1, 2010							(767)		(767)

Derivative Liability - Retirement of Preferred Series B on September 1, 2010							34,841		34,841

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on September 21, 2010					250,000	250	2,499,750		2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on September 21, 2010							(195,000)		(195,000)

Legal Fees related to Sale of Convertible Preferred Stock September 21, 2010							(10,000)		(10,000)

Derivative Liability - Issuance of Preferred Series B							(328,086)		(328,086)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.93 per share, .001 par value, on September 21, 2010	430,015	430							430

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 21, 2010					(40,000)	(40)			(40)

Derivative Liability - Retirement of Preferred Series B on September 21, 2010							103,012		103,012

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued for consulting and legal services rendered at $1.07 per share on September 30, 2010	4,673	5					4,995		5,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.87 per share, .001 par value, on October 5, 2010	460,346	460							460

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 5, 2010					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.87 on October 5, 2010	9,268	9					8,046		8,055

Dividend to Seaside 88, LP, paid on October 5, 2010							(8,055)		(8,055)

Derivative Liability - Retirement of Preferred Series B on October 5, 2010							103,330		103,330

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.88 per share, .001 par value, on October 19, 2010	452,965	452							452

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 19, 2010					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.88 on October 19, 2010	7,384	7					6,514		6,521

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Dividend to Seaside 88, LP, paid on October 19, 2010							(6,521)	1	(6,521)

Derivative Liability - Retirement of Preferred Series B on October 19, 2010							69,635		69,635

Shares issued for consulting and legal services rendered at $1.03 per share on October 31, 2010	4,854	5					4,995		5,000

Series A Preferred Shares issued for employee stock compensation at .001 par value on November 1, 2010			30,000	30			53,903		53,933

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.87 per share, .001 par value, on November 2, 2010	461,313	461							461

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 4, 2010					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.87 on November 2, 2010	5,751	6					4,980		4,986

Dividend to Seaside 88, LP, paid on November 2, 2010							(4,986)		(4,986)

Derivative Liability - Retirement of Preferred Series B on November 2, 2010							69,104		69,104

Warrants issued to Scientific Advisory Board on November 15, 2010							55,800		55,800

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.16 per share, .001 par value, on November 16, 2010	345,817	346							346

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 16, 2010					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.16 on November 16, 2010	2,984	3					3,449		3,452

Dividend to Seaside 88, LP, paid on November 16, 2010							(3,452)		(3,452)

Derivative Liability - Retirement of Preferred Series B on November 16, 2010							69,187		69,187

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.35 per share, .001 par value, on November 30, 2010	310,566	311							311

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 30, 2010					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.35 on November 30, 2010	1,417	1					1,917		1,918

Dividend to Seaside 88, LP, paid on November 30, 2010							(1,918)		(1,918)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Derivative Liability - Retirement of Preferred Series B on November 30, 2010							69,449		69,449

Shares issued for consulting and legal services rendered at $1.46 per share on November 30, 2010	3,425	3					4,997		5,000

Shares issued in conversion of warrants to restricted Common Stock at $1.00 per share, .001 par value, on December 10, 2010	25,000	25					24,975		25,000

Shares issued as compensation pursuant to S-8 at $1.28 per share on December 10, 2010	50,000	50					63,950		64,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.10 per share, .001 par value, on December 14, 2010	90,840	91							91

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 14, 2010					(10,000)	(10)			(10)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.10 on December 14, 2010	348	1					383		384

Dividend to Seaside 88, LP, paid on December 14 2010							(384)		(384)

Derivative Liability - Retirement of Preferred Series B on December 14, 2010							17,438		17,438

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2010					250,000	250	2,499,750		2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2010							(200,000)		(200,000)

Shares issued for consulting and legal services rendered at $1.32 per share on December 31, 2010	4,545	5					5,995		6,000

ROUNDING		2							2

adjusting entry		21							21

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.16 per share, .001 par value, on January 3, 2011	343,796	344							344

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 7, 2010					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.16 on January 3, 2011	7,653	8					8,896		8,904

Dividend to Seaside 88, LP, paid on January 3, 2011							(8,904)		(8,904)

Derivative Liability - Retirement of Preferred Series B on January 3, 2011							73,532		73,532

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.26 per share, .001 par value, on January 17, 2011	317,965	318						1	318

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2011					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.26 on January 17, 2011	6,403	6					8,049		8,055

Dividend to Seaside 88, LP, paid on January 17, 2011							(8,055)		(8,055)

Derivative Liability - Retirement of Preferred Series B on January 17, 2011							70,882		70,882

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.12 per share, .001 par value, on January 31, 2011	356,422	356							356

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2011					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.24 on January 31, 2011	5,271	5					6,516		6,521

Dividend to Seaside 88, LP, paid on January 31, 2011							(6,521)		(6,521)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Derivative Liability - Retirement of Preferred Series B on January 31, 2011							72,432		72,432

Shares issued for consulting and legal services rendered at $1.47 per share on January 31, 2011	4,087	4					5,996		6,000

Shares issued in conversion of warrants to restricted Common Stock at $1.00 per share, .001 par value, on February 4, 2011	25,000	25					24,975		25,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.08 per share, .001 par value, on February 14, 2011	370,017	375							375

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2011					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.08 on February 14, 2011	4,613	5					4,981		4,986

Dividend to Seaside 88, LP, paid on February 14, 2011							(4,986)		(4,986)

Derivative Liability - Retirement of Preferred Series B on February 14, 2011							71,699		71,699

Warrants issued to Scientific Advisory Board on Feburary 15, 2011							54,000		54,000

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.99 per share, .001 par value, on February 28, 2011	405,610	409							409

Derivative Liability - Retirement of Preferred Series B on February 28, 2011							71,490		71,490

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 28, 2011					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.99 on February 28, 2011	3,500	4					3,448		3,452

Dividend to Seaside 88, LP, paid on February 28, 2011							(3,452)		(3,452)

Shares issued for consulting and legal services rendered at $1.22 per share on February 28, 2011	4,902	5					5,995		6,000

Shares issued for employee stock compensation at $1.32 per share on March 3, 2010	125,000	125					158,000		158,125

Shares issued for employee stock compensation at $1.32 per share on March 3, 2010	125,000	125					158,000		158,125

Series A Preferred Shares issued for employee stock compensation at .001 par value on March 3, 2010			250,000	250			574,331		574,581

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Series A Preferred Shares issued for employee stock compensation .001 par value on March 3, 2010			250,000	250			574,331		574,581

Series A Preferred Shares issued for employee stock compensation .001 par value on March 3, 2010			93,750	94			215,374		215,468

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.09 per share, .001 par value, on March 14, 2011	367,274	367							367

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on March 14, 2011					(40,000)	(40)			(40)

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.09 on March 14, 2011	1,761	2					1,916		1,918

Dividend to Seaside 88, LP, paid on March 14, 2011							(1,918)		(1,918)

Derivative Liability - Retirement of Preferred Series B on March 14, 2011							70,566		70,566

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.11 per share, .001 par value, on March 28, 2011	89,986	90							90

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on March 28, 2011					(10,000)	(10)			(10)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.11 on March 28, 2011	345	1					383		384

Dividend to Seaside 88, LP, paid on March 28, 2011							(384)		(384)

Derivative Liability - Retirement of Preferred Series B on March 28, 2011							17,525		17,525

Shares issued for consulting and legal services rendered at $1.28 per share on March 31, 2011	4,680	5					5,995		6,000

Shares issued in conversion of warrants to restricted Common Stock at $1.00 per share, .001 par value, on April 10, 2011	10,000	10					9,990		10,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on April 18, 2011					250,000	250	2,499,750		2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on April 18, 2011							(160,000)		(160,000)

Legal Fees related to Sale of Convertible Preferred Stock April 18, 2011							(25,000)		(25,000)

Derivative Liability - Issuance of Preferred Series B							(429,725)		(429,725)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.28 per share, .001 par value, on April 18, 2011	312,163	312					(272)		40

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on April 18, 2011					(40,000)	(40)		1	(40)

Derivative Liability - Retirement of Preferred Series B on April 18, 2011							68,756		68,756

Shares issued for consulting and legal services rendered at $1.47 per share on April 30, 2011	4,087	4					5,996		6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.18 per share, .001 par value, on May 2, 2011	339,726	340					(300)		40

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on May 2, 2011					(40,000)	(40)			(40)

Derivative Liability - Retirement of Preferred Series B on May 2, 2011							68,941		68,941

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.18 on May 2, 2011	6,841	7					8,048		8,055

Dividend to Seaside 88, LP, paid on May 2, 2011							(8,055)		(8,055)

Warrants issued to Scientific Advisory Board on May 15, 2011							50,400		50,400

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.19 per share, .001 par value, on May 16, 2011	336,501	337					(297)		40

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on May 16, 2011					(40,000)	(40)			(40)

Derivative Liability - Retirement of Preferred Series B on May 16, 2011							69,194		69,194

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.20 on May 16, 2011	5,438	5					6,516		6,521

Dividend to Seaside 88, LP, paid on May 16, 2011							(6,521)		(6,521)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.23 per share, .001 par value, on May 30, 2011	326,480	326					(286)		40

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on May 30, 2011					(40,000)	(40)			(40)

Derivative Liability - Retirement of Preferred Series B on May 30, 2011							69,464		69,464

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.23 on May 30, 2011	4,070	4					4,982		4,986

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity

Dividend to Seaside 88, LP, paid on May 30, 2011							(4,986)		(4,986)

Shares issued for consulting and legal services rendered at $1.47 per share on May 31, 2011	4,087	4					5,996		6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.18 per share, .001 par value, on June 13, 2011	339,971	340					(297)		40

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on June 13, 2011					(40,000)	(40)			(40)

Derivative Liability - Retirement of Preferred Series B on June 13, 2011							69,727		69,727

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.18 on June 13, 2011	2,934	3					3,449		3,452

Dividend to Seaside 88, LP, paid on June 13, 2011							(3,452)		(3,452)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $1.02 per share, .001 par value, on June 27, 2011	391,850	391					(352)		39

Retirement of Series B Preferred Shares converted into common stock by Seaside 88, LP, .001 par value on June 27, 2011					(40,000)	(40)			(40)

Derivative Liability - Retirement of Preferred Series B on June 27, 2011							69,973		69,973

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
							Additional		Total
	Number	Par	Number	Par	Number	Par	Paid-in	Accumulated	Shareholders'
	of Shares	Value $.001	of Shares	Value $.001	of Shares	Value $.001	Capital	Deficit	Equity
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $1.10 on June 27, 2011	1,741	2					1,916		1,918

Dividend to Seaside 88, LP, paid on June 27, 2011							(1,918)		(1,918)

Shares issued for consulting and legal services rendered at $1.22 per share on June 30, 2011	4,902	5					5,995		6,000

Net loss for the year ending 06/30/2011								(6,477,165)	(6,477,165)

	143,548,494	143,582	8,217,500	8,218	10,000	10	33,235,990	(23,216,908)	10,170,891

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	For the Period from May 12, 2005 (Inception) through June 30, 2011
OPERATING ACTIVITIES:
Net loss	(6,477,165)	(4,744,208)		(23,216,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred shares issued for license	-	7,000		7,000
Preferred shares issued as compensation	-	1,220,330		1,220,330
Common shares and warrants issued for services	1,865,815	467,122		3,143,494
Warrants granted to scientific advisory board	205,200	204,000		854,041
Amortization of deferred compensation	-	-		121,424
Depreciation and amortization	527,742	90,289		639,368
Change in fair value of derivative liability	62,049	(192,763)		(130,714)
Amortization of deferred financing expenses	-	-		51,175
Discount convertible debentures	-	-		73,930
Beneficial conversion feature of convertible debentures	-	-		713,079
Changes in operating assets and liabilities:
Prepaid expenses	(41,022)	38,273		(324,294)
Other current assets	209,902	(108,592)		(8,001)
Deferred expenses	-	-		(2,175)
Accounts payable- trade	(48,091)	37,453		423,909
Accounts payable –related parties	(730,638)	892,624		462,955
Accrued expenses	(58,543)	50,629		27,173
Accrued payroll to officers and related payroll tax expense	(22,917)	(9,679)		-

Net cash used in operating activities	(4,507,668)	(2,047,522)		(15,944,215)

INVESTING ACTIVITIES:
Purchase of property and equipment	(152,961)	(561,270)		(1,417,365)
Purchase of trademark	(41,081)	(183,509)		(423,755)

Net cash used in investing activities	(194,042)	(744,779)		(1,841,120)

FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Preferred Series B stock	6,910,000	4,550,000		12,460,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	-	1,432,252		11,296,748
Proceeds from exercise of stock options	-	-		90,000
Proceeds from exercise of warrants	60,000	2,076,340		3,162,590
Collection of stock subscriptions received	-	-		20

Net cash provided by financing activities	6,970,000	8,058,592		27,009,338

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,268,290	5,266,291		9,224,023
CASH AND CASH EQUIVALENTS, BEGINNING	6,955,733	1,689,442		-
CASH AND CASH EQUIVALENTS, ENDING	$9,224,023	$6,955,733		$9,224,023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
INTEREST PAID	$-	$-		$-
INCOME TAX PAID	$-	4,092	$

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

NON CASH FINANCING AND INVESTING ACTIVITIES:

	Fiscal Year Ended June 30,		For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2011
	2011	2010
Common stock issued for services rendered	$447,250	$467,122	$11,724,929
Preferred Stock Issued as compensation	1,418,585	1,220,330	2,638,915
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	205,200	204,000	854,041
Stock warrants granted to brokers	-	3,563	3,563
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common Stock issued upon conversion of Series B Preferred Stock	10,000,000	2,400,000	12,400,000
Common Stock issued for dividends on Series B Preferred Stock	126,644	28,397	155,041
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	5,097,300	7,681,578
Common stock issued for accounts payable	-	56,900	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
June 30, 2011 and 2010
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

Development Stage Company

The Company has not earned any revenue from its planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as defined by section 810-10-20 of the FASB Accounting Standards Codification. Among the disclosures required by section 810-10-20 of the FASB Accounting Standards Codification are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and stockholders' equity and cash flows disclose activity since the date of the Company's inception. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to the financial presentation used in the current year. These reclassifications from General and Administrative Expenses to Research and Development expenses had no effect on total operating expenses, operating loss or net loss for any period presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and estimated useful lives of property and equipment and trade mark, and underlying assumptions to estimate the fair value of derivative financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets. These significant accounting estimates bear the risk of change due to the fact that there are uncertainties attached to those estimates and certain estimates are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Derivatives and Fair Value of Financial Instruments

The Company applied paragraph 810-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series B stock issued April 18, 2011 (described in Note 8). Based on the guidance in paragraph 810-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives as of April 18, 2011. The Company records the fair value of the preferred stock that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.” These derivative instruments are not designated as hedging instruments under paragraph 810-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the Preferred Series B stock issued April 18, 2011. At June 30, 2011, all $17,519 of the Company’s derivative liabilities were categorized as Level 3 fair value assets.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the Preferred Series B stock issued April 18, 2011 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2011. The primary assumptions include projected annual volatility of 203%-247%; the follow-on option becomes available starting July 29, 2010 and holder conversion targets at 200% of the conversion price.

The fair value of the derivatives was $429,725 as of April 18, 2011 upon issuance and was $17,519 at June 30, 2011.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of accounts payable – related parties due to their related party nature.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2011
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities associated with
Series B Preferred stock	17,519			17,519	17,519
Total Derivative Liabilities	17,519			17,519	17,519

 The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of April 18, 2011	429,725	429,725
Total Gains or Losses (realized/unrealized)
Included in Net Income	3,849	3,849
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	(416,055)	(416,055)
Transfers in and/or out of Level 3	-	-
Ending Balance at June 30, 2011	17,519	17,519

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

The Company determined that there were no impairments of long-lived assets as of June 30, 2011 or 2010.

Fiscal Year End

The Company elected June 30 as its fiscal year ending date.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (generally five (5) to seven (7) years), or lease term for leasehold improvement, using the straight-line method. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

Net Income (Loss) per Common Share

Net (income) loss per common share is calculated computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. Total stock options and warrants not included in the calculation of common shares outstanding (including both exercisable and non-exercisable) as of June 30, 2011and 2010 were 11,301,950 and 11,281,950 respectively.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Financial Condition

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $23,212,909 at June 30, 2011 and had a net loss of $6,477,165 and net cash used in operating activities of $4,507,668 for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2011 the Company had a cash and cash equivalent of $9,224,023.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities.(See Note 8) On September 16, 2010, NanoViricides, Inc. (the “Registrant”) and Seaside 88, LP (“Seaside”) executed a Letter Agreement and Amendment regarding the purchase and sale of an additional 500,000 shares of the Registrant’s Series B Convertible Preferred Stock at $10.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the Company and Seaside. On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”). On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Fourteen weeks following the Initial Closing Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”). The net proceeds of such Agreement provides the Company with sufficient capital to continue its business at least until December 31, 2012, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs. The Company has not yet commenced any product commercialization. The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $23,216,908 at June 30, 2011 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2011 and 2010 and a cash and cash equivalent balance of $9,224,023 at June 30, 2011, substantial additional financing will be required in future periods. The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such funds.

The Company continues to successfully raise additional capital:

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

On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”). On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Fourteen weeks following the Initial Closing Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

As a result of the successful sale of the Company’s Series B Convertible Preferred Stock to Seaside, LP the management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through December 31, 2012.

Note 4 - Related Party Transactions

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $1,250,901 and $1,086,927 for the fiscal years ended June 30, 2011 and 2010, respectively and $4,902,875 since inception. As of June 30, 2011, pursuant to its license agreement, the Company has paid a security advance of $306,160 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. The development costs for the fiscal year ended June 30, 2010 were partially offset by a refundable Connecticut Research and Development tax credit of 204,902. No royalties are due TheraCour from the Company’s inception through June 30, 2011.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the issued and outstanding common stock of TheraCour Pharma, Inc., which itself owns 33,360,000 shares of the Company’s issued and outstanding common stock, as of June 30, 2011, representing approximately 23.24% of the issued and outstanding common stock of the Company.

Note 5 - Concentrations

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non executive position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $719,462 and $78,940 representing 18.9% and 3.0% for the fiscal years ended June 30, 2011 and 2010 respectively.
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

Note 6 - Prepaid Expenses

Prepaid Expenses at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
TheraCour Pharma, Inc.	$306,160	$263,656
Kard Scientific, Inc.	-	-
Prepaid Others	26,134	27,616

	$332,294	$291,272

Note 7 - Property and Equipment

Property and equipment at June 30, 2011and 2010 consisted of the following:

	June 30, 2011	June 30, 2010

Leasehold Improvements	$332,476	$314,754

Office Equipment	30,048	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment	1,053,441	918,202

Total Property and Equipment	1,417,365	1,264,404

Less Accumulated Depreciation	614,998	96,030
Property and Equipment, Net	$802,367	$1,168,374

Depreciation expense amounted to $201,886 and $81,514, for the fiscal years ended June 30, 2011 and 2010, respectively.

Note 8 – Trademark and Patents

Trademark and patents at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010

Trademarks and Patents	$423,754	$382,673
Less Accumulated Amortization	(24,371)	(15,596)
Trademarks and Patents, Net	$399,383	$367,077

Amortization expense amounted to $8,775 and $8,775, for the fiscal years ended June 30, 2011 and 2010, respectively.

Note 9 - Equity Transactions

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

During the three months ended June 30, 2011, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
04/18/2011	40,000	1.16348	312,163	1.28138	-	312,163
05/02/2011	40,000	1.258	339,726	1.17742	8055	346,567
05/16/2011	40,000	1.1226	336,502	1.1887	6521	341.940
05/30/2011	40,000	1.08103	326,480	1.22519	4986	330,550
06/13/2011	40,000	0.98617	339,971	1.17657	3452	342,905
06/27/2011	40,000	1.08911	391,850	1.0208	1918	393,591

In December 10, 2010, the Company filed a Form S-8 Registration Statement related to the issuance of 50,000 shares of the Company’s .001 par value common stock, pursuant to a consulting agreement. The Company issued such shares on or about December 10, 2010, and recorded a consulting expense of $64,000.

Unregistered Securities

In August, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.476 per share. These warrants, if not exercised, will expire in August, 2014. The fair value of these warrants in the amount of $45,000 was recorded as consulting expense

In November, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.81 per share. These warrants, if not exercised, will expire in October, 2014. The fair value of these warrants in the amount of $50,800 was recorded as consulting expense.

On November 1, 2010 the Company authorized the issuance of 30,000 shares of its Series A Convertible Preferred Stock $.001 par value with a restrictive legend pursuant to a consulting agreement and recorded a consulting expense of $53,935.

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

In March, 2011 the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $316,250.

In March, 2011 the Company authorized the issuance of 593,750 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $1,418,563.

On April 10, 2011 the Company authorized the issuance of 10,000 shares of its $.001 par value common stock with a restrictive legend for $10,000 upon the exercise of 10,000 warrants issued pursuant to a prior year private placement.

In May, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.632 per share. These warrants, if not exercised, will expire in May, 2015. The fair value of these warrants in the amount of $50,400 was recorded as consulting expense.

For the fiscal year ended June 30, 2011, the Company's Board of Directors authorized the issuance of 51,213 shares of the Company’s $0.001 par value common stock with a restrictive legend, for services. The Company recorded an expense of $67,000.

Note 10 - Stock Options and Warrants

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

The Company has accounted for these options granted to officers under the provisions of paragraph 718-10-30 of the FASB Accounting Standards Codification.” Based on fair market value of these options, $7,044 was recognized as stock based compensation expense for the years ended June 30, 2009. For the year ended June 30, 2010 and 2011, the Company did not record any compensation expense related to these options.

Stock Options

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,537,500
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	1,875,000	0.10	7.25	$2,400,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	1,875,000	0.10	6.24	665,833

Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	1,875,000	0.10	5.24	2,493,332
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding at June 30, 2011	1,875,000	0.10	4.24	1,572,499

As of June 30, 2011 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	2,695,000	1.95	1.94	$-
Granted	1,680,000	1.00	2.25	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	4,375,000	$1.58	1.49	-
Granted	3,983,400	1.42	2.67	-
Exercised	930,250	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	7,428,150	1.53	1.78	-
Granted	5,352,550	1.00	2.67	-
Exercised	1,553,750	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	11,226,950	1.16	1.90	-
Granted	230,000	-	-	-
Exercised	60,000	-	-	-
Expired	25,000	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2011	11,421,950	1.17	0.95	-

Of the above warrants, 5,579,580 expire in fiscal year ending June 30, 2012; 5,232,550 expire in fiscal year ending June 30, 2013; and 200,000 expire in fiscal year ended June 30, 2014; and 230,000 expire in fiscal year ended June 30, 2015.

Note 11 - Income Taxes

Deferred tax assets

Deferred tax assets arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carryforwards will begin to expire in the year 2017 if not utilized. Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2011 the Company accumulated a tax loss of $13,973,931 resulting in a deferred tax benefit of approximately $8,750,309, which has been offset by a 100% valuation allowance.

The following is reconciliation of income tax expense (benefit):

	June 30, 2011	June 30, 2010
Net operating loss carryforwards	$4,283,519	$3,660,808
Research and development credit	2,764,875	1,857,717
Other	1,701,915	947,815
Gross deferred tax assets	8,750,309	6,466,340
Valuation allowances	(8,750,309)	(6,466,340)
Deferred tax assets, net	$-	$-

During the fiscal year ended June 30, 2011 and 2010, the valuation allowance increased by $2,283,969 and $1,755,340, respectively.

During the fiscal years ended on June 30, 2011 and 2010, the Company recognized a refundable Research and Development tax credit of $0 and $162,524 respectively, and has received, to date, $162,524 of this refundable credit .

NOTE 12 - Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 13 - Commitments and Contingencies

OPERATING LEASE

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is currently on a month to month basis.

Total rent expense amounted to $101,480 and $82,729 for the fiscal years ended June 30, 2011 and 2010 respectively.

POTENTIAL LITIGATION

On September 6, 2011, the Company received an email from a former consultant stating that he was owed compensation of $77,000 for work performed in 2008, subsequent to his contract’s termination in 2008. This email states that a complaint has been filed in the Superior Court of the District of Columbia. As of this filing the Company has yet to be served. The Company believes that the claims are meritless.

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

Cooperative Research and Development Agreement between NanoViricides, Inc. and NEOUCOM (now called NEOMED.

On May 13, 2010, the Company announced that it had entered into a Research and Development Agreement with Professor Ken Rosenthal Lab at NEOUCOM, now called NEOMED (NorthEast Ohio Medical University).  Professor Rosenthal will be involved in the testing of our anti-HSV candidates in cell culture and animal models. His testing will focus primarily on the skin disease caused by Herpes.

Research and Development Agreement with the University of California, San Francisco (UCSF)

On May 17, 2010, the Company announced that it had signed a research and development agreement with the University of California, San Francisco (UCSF), Dr. Cheryl Stoddart Lab, for the testing of its anti-HIV drug candidates in the humanized mouse model.  Their expertise is in the testing of oral anti-HIV drugs. They need to implement successfully, protocols for injectable anti-HIV drug testing.  Currently the Company's anti-HIV injectables animal testing is performed by KARD Scientific.

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

Note 14 - Subsequent Events

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On July 25, 2011, the Company reported that its lead anti-HIV candidate achieved anti-HIV efficacy equivalent to a HAART (highly active anti-retroviral therapy) triple drug cocktail in its recently completed animal study. Treatment with the lead anti-HIV nanoviricide reduced HIV levels and protected the human T cells (CD4+/CD8+) to the same extent as treatment with the HAART cocktail. The three drug HAART cocktail used for comparison in this study is one of the combination therapies recommended for initial therapy in humans. No evidence of drug toxicity was observed. The lead candidate will now undergo further optimization.

On July 26, 2011, pursuant to that certain Securities Purchase Agreement (“Agreement”), dated April 18, 2011, by and between the Registrant and Seaside 88, LP (“Seaside”), Seaside purchased 250,000 shares of the Registrant’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”) for an aggregate purchase price of $2,500,000. 40,000 shares of Series B Preferred Stock automatically converted into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) on July 26, 2011 and 40,000 shares (or such lesser number that remains unconverted) shall convert every fourteen (14) days thereafter. Each share of Series B Preferred Stock converts into shares of Common Stock at a conversion factor equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten (10) consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.

The Series B Preferred Stock accrues dividends at the rate per annum of 10% per share. The dividend can be paid in either cash or in shares of Common Stock at a fifteen (15) percent discount to the ten (10) trading days VWAP immediately preceding the dividend date. Dividends are payable at each conversion date.

In no event will a conversion of the Series B Preferred Stock into Common Stock occur if the VWAP of the Common Stock during the 20-day trading period immediately preceding a conversion date does not exceed a floor of $0.20 or the registration statement with respect to the shares of Common Stock being issued upon conversion is not in effect. If a conversion fails to occur because the registration statement is not in effect, Seaside has available to it certain redemption rights as described in the Certificate of Designation. If a conversion fails to occur because the floor has not been met, the shares not converted on such conversion date are added to the shares to be converted on the following conversion date.

The conversion price per share for the closing on July 26, 2011 was $1.05876, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $180,000 which includes placement agent and attorneys’ fees.

The offering is made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the offering.

In connection with the offering, pursuant to that Placement Agency Agreement, as amended by an Underwriter Agent Agreement Amendment No. 1 entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company on March 28, 2011 (as amended, the “Underwriter Agent Agreement”), the Company will pay Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

On August 15, 2011, the Company reported that its lead anti-HIV candidate achieved a long term anti-HIV effect with a much shorter dosing regimen and a markedly lower total drug dose than that of the HAART Drug Cocktail therapy. Treatment with the lead anti-HIV nanoviricide reduced HIV levels and protected the human T cells (CD4+,CD8+) to the same extent as treatment with the HAART cocktail in the SCID/hu Thy/Liv mouse model. The three drug HAART cocktail used for comparison in this study is one of the combination therapies recommended for initial therapy in humans, AZT, 3TC and Efavirenz. Other specific results of this study were recently announced by the Company.
The nanoviricide agent was dosed 8 times in the first 20 days after HIV infection whereas the HAART cocktail was dosed daily for the 48 day study duration. The nanoviricide total dose was 1,200 mg/kg while the HAART cocktail dose was 4,800 mg/kg. At both 24 and 48 days after HIV infection, the HIV viral load was markedly reduced to the same extent in both the NNVC-treated mice and the HAART-treated mice and the “double positive”, CD4+,CD8+, human T cells were similarly protected in both treatment groups. Thus, 28 days, roughly 1 month, after stopping nanoviricide dosing, the clinical benefit on HIV viral load and T cells was sustained.

On September 6, 2011, the Company announced that it had selected a clinical candidate, designated NV-INF-1, for FDA submission in its highly successful FluCide™ anti-influenza therapeutics program. The Company is developing certain additional information on NV-INF-1, with input from its FDA consultants, for the pre-IND application to the FDA. The Company is planning on two separate indications for NV-INF-1: High strength dosage form for hospitalized patients with severe influenza, and a single course therapy for the out-patients with less severe influenza.