Form 10-Q
period 2011-09-30
NANOVIRICIDES, INC.
filed 2011-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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
Yes ☐             No ☒

The number of shares outstanding of the Company's Common Stock as of November 14, 2011 was: 146,937,064.

NanoViricides, Inc.
FORM 10-Q

 NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2011 (Unaudited)	June 30, 2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,879,319	$9,224,023
Prepaid expenses	321,886	332,294

Total current assets	11,201,205	9,556,317

Property and equipment, net	773,000	802,367

Trademark, net	402,922	399,383

TOTAL ASSETS	$12,377,127	$10,758,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$97,785	$79,529
Accounts payable – related parties	710,388	462,955
Accrued expenses	93,919	27,173

Derivative Liability	89,066	17,519

TOTAL CURRENT LIABILITIES	991,158	587,176

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 8,217,500 shares issued and outstanding	8,218	8,218
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 50,000 and 10,000 shares issued and outstanding, respectively	50	10
Common stock, $0.001 par value; 300,000,000 shares authorized; 145,763,702 and 143,548,394 shares issued and outstanding, respectively	145,764	143,582
Additional paid-in capital	35,588,822	33,235,990
Deficit accumulated during the development stage	(24,356,885)	(23,216,909)

TOTAL STOCKHOLDERS’ EQUITY	11,385,969	10,170,891

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,377,127	$10,758,067

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ending		For the Period From May 12, 2005 (Inception) Through
	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$-	$-

Operating expenses:
Research and development	691,699	750,128	14,936,917
Refund credit for research and development costs	-	-	(420,842)
General and administrative	448,729	361,216	9,350,291

Total operating expenses	1,140,428	1,111,344	23,866,366
Loss from operations	(1,140,428)	(1,111,344)	23,866,366

Other income (expenses)
Interest income, net	8,904	1,993	(174,228
Non cash interest on convertible debentures	-	-	(73,930)
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	(713,079)
Change in fair market value of derivatives	(8452)	11,860	122,262

Total other income ( expenses)	452	13,853	(490,519)
Loss before income taxes	(1,139,976)	(1,097,491)	(24,356,885)
Income tax provision	-	-	-
Net loss	$(1,139,976)	$(1,097,491)	$(24,356,885)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	144,570,447	135,471,689

See accompanying notes to the financial statements.

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through September 30, 2011
(Unaudited)

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued May 12, 2005 (Inception)					20,000	$20	$-	$(20)	$	$-
Share exchange with Edot-com.com Inc., June 1, 2005					(20,000)	(20)	-	20		-
Common shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005					80,000,000	80,000	(79,980)	(20)		-
Common shares outstanding Edot-com.com Inc., June 1, 2005					20,000,000	20,000	(20,000)			-

Options granted in connection with reverse acquisition										-
										-
Net loss									(66,005)	(66,005)

Balance, June 30, 2005					100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005							5,277			5,277
Legal expenses related private placement of common stock, July 31, 2006							(2,175)			(2,175)
Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005							5,302			5,302
Warrants issued to Scientific Advisory Board, August 15, 2005							4,094			4,094

Options issued to officers, September 23, 2005							87,318			87,318
Common shares issued for consulting services valued at $.081 per share, September 30, 2005					2,300,000	2,300	184,000			186,300
Common shares issued for interest on debentures, September 30, 2005					48,177	48	4,267			4,315
Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005							166,666			166,666
Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005							166,667			166,667
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005							45,000			45,000
Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005							275,000			275,000
Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005							49,167			49,167
Warrants issued to Scientific Advisory Board, November 15, 2005							25,876			25,876
Common shares and warrants issued in connection with private placement of common stock, November 28, 2005					340,000	340	169,660			170,000
Common shares and warrants issued in connection with private placement of common stock, November 29, 2005					300,000	300	149,700			150,000
Common shares and warrants issued in connection with private placement of common stock, November 30, 2005					150,000	150	74,850			75,000

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares and warrants issued in connection with private placement of common stock, December 2, 2005					100,000	100	49,900			50,000
Common shares and warrants issued in connection with private placement of common stock, December 6, 2005					850,000	850	424,150			425,000
Common shares issued for legal services valued at $.95 per share, December 6, 2005					20,000	20	18,980			19,000
Common shares and warrants issued in connection with private placement of common stock, December 12, 2005					750,000	750	374,250			375,000
Common shares and warrants issued in connection with private placement of common stock, December 13, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 14, 2005					50,000	50	24,950			25,000
Common shares issued in connection with debenture offering, December 15, 2005					50,000	50	48,950			49,000
Common shares and warrants issued in connection with private placement of common stock, December 20, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 29, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 30, 2005.					50,000	50	24,950			25,000
Common shares issued for interest on debentures, December 31, 2005					19,476	20	17,320			17,340
Common shares issued for consulting services valued at $1.46 per share, January 9, 2006					3,425	3	4,998			5,001
Warrants issued to Scientific Advisory Board, February 15, 2006							49,067			49,067
Warrnats issued to Scientific Advisory Board, May 15, 2006							51,048			51,048
Common shares issued for interest on debentures, March 31, 2005					7,921	8	22,184			22,192

Options exercised, May 31, 2006					1,800,000	1,800	88,200			90,000
Common shares and warrants issued in connection with private placement of common stock, June 15, 2006					1,875,000	1,875	1,873,125			1,875,000
Common shares issued for interest on debentures, June 30, 2006					14,426	14	22,424			22,438

Net loss									(3,284,432)	(3,284,432)

Balance, June 30, 2006					108,878,425	108,878	4,480,035	(20)	(3,350,437)	1,238,456

Common shares issued for interest on debentures, July 31, 2006					5,744	6	7,638			7,644
Common shares issued for conversion of convertible debentures, July 31, 2006					3,333,333	3,333	996,667			1,000,000
Exercise of stock warrants, July 31, 2006					200,000	200	49,800			50,000

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Options issued to Scientific Advisory Board, August 15, 2006							30,184			30,184
Options issued to Scientific Advisory Board, November 15, 2006							25,888			25,888
Common shares issued for consulting services valued at $.76 per share, January 3, 2007					216,000	216	163,944			164,160
Options issued to Scientific Advisory Board, February 15, 2007							32,668			32,668

Options issued to Scientific Advisory Board, May 15, 2007							25,664			25,664
Common shares issued for consulting services valued at $1.03 per share, June 12, 2007					752	1	774			775
Common shares issued for consulting services valued at $1.15 per share, June 20, 2007					100,000	100	114,900			115,000
Common shares issued upon warrants conversion, June 20, 2007					930,000	930	619,070			620,000
Common shares issued upon warrants conversion, June 25, 2007					75,000	75	49,925			50,000
Common shares issued upon warrants conversion, June 30, 2007					300,000	300	199,700			200,000
Common shares issued for consulting services valued at $1.06 per share, June 30, 2007					29,890	30	31,770			31,800

Officers' compensation expense							27,062			27,062

Net loss									(3,118,963)	(3,118,963)

Balance, June 30, 2007					$114,069,144	114,069	$6,855,689	$(20)	(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board, August 15, 2007							14,800			14,800
Common shares and warrants issued in connection with private placement of common stock, September 21, 2007					1,500,000	1,500	748,500			750,000
Common shares issued for consulting and legal services valued at $.75 per share, September 30, 2007					25,244	25	18,375			18,400
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007					3,250,000	3,250	1,621,750			1,625,000
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007					250,000	250	124,750			125,000
Collection of stock subscriptions receivable, October 17, 2007								20		20
Warrants issued to Scientific Advisory Board, November 15, 2007							7,200			7,200
Common shares issued for consulting and legal services valued at $.49 per share, December 31, 2007					57,152	57	26,843			26,900

Options issued to officers, January 1, 2008							7,044			7,044

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Warrants issued to Scientific Advisory Board, February 15, 2008							8,500			8,500
Common shares issued for consulting and legal services valued at $ .45 per share,March 31, 2008					61,546	62	27,838			27,900
Common shares issued for consulting services valued at $.39 per share, April , 2008					27,750	28	10,793			10,821
Warrants issued to Scientific Advisory Board, May 15, 2008							32,253			32,253
Common shares issued for consulting services valued at $1.03 per share, June 30, 2008					29,841	30	27,870			27,900

Net loss									(2,738,337)	(2,738,337)

Balance, June 30, 2008	-	-	-	-	119,270,677	$119,271	$9,532,205	$-	$(9,207,737)	$443,739

Common shares issued for consulting and legal services valued at $ 1.22 per share, July 31, 2008					4,098	4	4,996			5,000
Common shares issued for consulting services valued at $1.22 per share, July , 2008					2,295	2	2,798			2,800
Warrants issued to Scientific Advisory Board, August 15, 2008							47,500			47,500
Common shares and warrants issued in connection with private placement of common stock, August 22, 2008					3,136,000	3,136	3,132,864			3,136,000

Common shares issued to settle account payable					150,000	150	149,850			150,000

Payment of Finder's Fee to Biotech							(14,696)			(14,696)
Common shares issued in connection with Warrant Conversion, August 22, 2008					125,000	125	106,125			106,250
Common shares issued for legal services valued at $1.24per share, August 31, 2008					4,032	4	4,996			5,000
Common shares issued for consulting services valued at $1.24 per share, August, 2008					2,258	2	2,798			2,800
Common shares issued for legal services valued at $1.00 per share, September 30, 2008					5,000	5	4,995			5,000
Common shares issued for consulting services valued at $1.00 per share, September 30, 2008					5,600	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .71 per share, October 31, 2008					7,042	7	4,993			5,000
Common shares issued for consulting services valued at $.71 per share, October 31, 2008					7,887	8	5,592			5,600
Warrants issued to Scientific Advisory Board, November 15, 2008							30,500			30,500
Common shares issued for consulting and legal services valued at $ .67 per share, November 30, 2008					7,463	7	4,993			5,000
Common shares issued for consulting services valued at $.67 per share, November 30, 2008					8,358	8	5,592			5,600

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued for consulting and legal services valued at $ .83 per share, December 31, 2008					6,024	6	4,994			5,000
Common shares issued for consulting services valued at $.83 per share, December 31 , 2008					6,747	7	5,593			5,600
Common shares issued for legal services valued at $ .60 per share, January 20, 2009					8,333	8	4,992			5,000
Common shares issued for consulting and legal services valued at $ .78 per share, January 31, 2009					7,463	7	4,992			4,999
Common shares issued for consulting services valued at $.78 per share, January 31, 2009					8,358	8	5,592			5,600
Common shares issued for consulting services valued at $ .70 per share, February 1, 2009					50,000	50	34,950			35,000
Warrants issued to Scientific Advisory Board, February 15, 2009							29,000			29,000
Common shares issued for consulting and legal services valued at $ .71 per share, February 28, 2009					7,042	7	4,992			4,999
Common shares issued for consulting services valued at $.71 per share, February 15, 2009					7,887	8	5,592			5,600
Common shares issued for consulting and legal services valued at $ .67 per share, March 31, 2009					6,410	6	4,994			5,000
Common shares issued for consulting services valued at $.67 per share, March 31 , 2009					7,179	7	5,593			5,600
Common shares issued to acquire equipment valued at $0.79 per share					172,500	173	137,327			137,500
Common shares issued for consulting and legal services valued at $0.69 per share, April 30, 2009					7,205	7	4,993			5,000
Common shares issued for consulting services valued at $.69 per share, April 30, 2009					8,069	8	5,592			5,600
Warrants issued to Scientific Advisory Board, May 15, 2009							30,600			30,600
Common shares issued for consulting and legal services valued at $ .66 per share, May 31, 2009					7,599	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, May 31, 2009					8,511	9	5,590			5,599
Common shares issued for consulting services valued at $ .61 per share, June 30, 2009					24,721	25	14,975			15,000
Common shares issued for consulting and legal services valued at $ .56 per share, June 30, 2009					8,961	9	4,991			5,000
Shares issued for consulting services valued at $.56 per share, June 30, 2009					10,038	10	5,590			5,600
Common shares and warrants issued in connection with private placement of common stock, June 30, 2009					150,000	150	74,850			75,000
Common shares and warrants issued in connection with warrant conversion, June 30, 2009					2,050,700	2,051	1,023,299	(100,000)		925,350

Net loss									(2,787,798)	(2,787,798)

Balance, June 30, 2009	-	-	-	-	125,299,457	125,299	14,455,778	(100,000)	(11,995,535)	2,485,542

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Collection of stock subscription receivable								100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009					7,576	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009					8,485	8	5,592			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009							41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009					6,512	7	4,993			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009					5,814	6	5,594			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009					6,292	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009					5,618	6	4,994			5,000

Payment of Finder's Fee							(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009					2,675,000	2,675	1,334,825			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009					3,759,800	3,760	1,876,140			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009					35,088	35	19,965			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009					12,500	13	7,050			7,063

Warrants issued for commissions, October 26, 2009							3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009					6,859	7	4,993			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009					7,682	8	5,592			5,600
Common shares issued upon conversion of Warrants, November 10, 2009					10,000	10	1,430			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009							39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009					32,500	33	25,167			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009					5,814	6	4,994			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009					9,767	10	8,390			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009					9,917	10	8,390			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009					5,903	6	4,994			5,000

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010					4,794	5	4,995			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010							40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	7,000,000	7,000								7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010					4,562	5	4,995			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010					125,000	125	156,125			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010					125,000	125	156,125			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250					513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250					513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	93,750	94					192,590			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010					1,000	1	1,249			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010					3,529	4	4,996			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences					39,625	40	31,660			31,700

Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010					2,396	2	4,998			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			500,000	500			4,999,500			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010							(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010							(50,000)			(50,000)

Derivative Liability - Issuance of Series B Preferred Shares							(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010					319,331	319				319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(60,000)	(60)						(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010							128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010							82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010					398,189	398				398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(60,000)	(60)						(60)

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Dividend paid to Seaside 88, LP, May 26, 2010							(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010					10,300	10	16,867			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010							151,852			151,852
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010					2,400	2	4,998			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010					195,000	195	194,805			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010					426,721	427				427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, June 9, 2010							(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010					10,366	10	14,565			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010							149,364			149,364
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010					11,300	11	19,989			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010					2,000	2	3,538			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010					377,905	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, June 23, 2010							(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010					7,731	7	12,268			12,275
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010							120,254			120,254
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010					2,738	2	4,998			5,000

Net loss									(4,744,208)	(4,744,208)

Balance, June 30, 2010	7,593,750	7,594	260,000	260	133,980,471	133,981	23,116,612	-	(16,739,743)	6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010					397,088	397				397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, July 7, 2010							(9,973)			(9,973)

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010					6,061	6	9,967			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010							116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010					463,177	463				463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, July 21, 2010							(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010					5,794	6	7,665			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010							113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010					3,086	3	4,997			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010					526,916	527				527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, August 4, 2010							(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010					4,716	5	5,365			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010							104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010							45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010					606,367	606				606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, August 18, 2010							(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010					3,101	3	3,065			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010							104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010					4,032	4	4,996			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010					215,332	215				215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)						(20)

Dividend paid to Seaside 88, LP, September 1, 2010							(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010					766	1	766			767

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Derivative liability - retirement of Series B Preferred Shares, September 1, 2010							34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010							(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010							(10,000)			(10,000)

Derivative liability - issuance of Series B Preferred Shares							(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010					430,015	430				430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010							103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010					4,673	5	4,995			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010					460,246	460				460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, on October 5, 2010							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010					9,268	9	8,046			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010							103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010					452,965	453				453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, October 19, 2010							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010					7,384	7	6,514			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010							69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010					4,854	5	4,995			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30					53,903			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010					461,313	461				461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, November 2, 2010							(4,986)			(4,986)

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010					5,751	6	4,980			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010							69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010							55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010					345,817	346				346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, November 16, 2010							(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010					2,984	3	3,449			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010							69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010					310,566	311				311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, November 30, 2010							(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010					1,417	1	1,917			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010							69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010					3,425	3	4,997			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010					25,000	25	24,975			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010					50,000	50	63,950			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010					90,840	91				91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)						(10)

Dividend paid to Seaside 88, LP, December 14 2010							(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010					348	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010							17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010							(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010					4,545	5	5,995			6,000

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Adjustment						33				33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011					343,796	344				344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, January 3, 2011							(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011					7,653	8	8,896			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011							73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011					317,965	318				318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, January 17, 2011							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011					6,403	6	8,049			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011							70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011					356,422	356				356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, January 31, 2011							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011					5,271	5	6,516			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011							72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011					4,087	4	5,996			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011					25,000	25	24,975			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011					370,017	370				370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, February 14, 2011							(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011					4,613	5	4,981			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011							71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011							54,000			54,000

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011					405,610	406				406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011							71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, February 28, 2011							(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011					3,500	4	3,448			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011					4,902	5	5,995			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011					125,000	125	158,000			158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011					125,000	125	158,000			158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250					574,331			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250					574,331			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	93,750	94					215,374			215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011					367,274	367				367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, March 14, 2011							(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011					1,761	2	1,916			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011							70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011					89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)						(10)

Dividend paid to Seaside 88, LP, March 28, 2011							(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011					345	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011							17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011					4,680	5	5,995			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011					10,000	10	9,990			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250			2,499,750			2,500,000

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011							(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011							(25,000)			(25,000)

Derivative liability - issuance of Series B Preferred Shares							(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011					312,163	312	(272)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011							68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011					4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011					339,726	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011							68,941			68,941

Dividend paid to Seaside 88, LP, May 2, 2011							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011					6,841	7	8,048			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011							50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011					336,501	337	(297)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011							69,194			69,194

Dividend paid to Seaside 88, LP, May 16, 2011							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011					5,438	5	6,516			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011					326,480	326	(286)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011							69,464			69,464

Dividend paid to Seaside 88, LP, May 30, 2011							(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011					4,070	4	4,982			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011					4,087	4	5,996			6,000

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011					339,971	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011							69,727			69,727

Dividend paid to Seaside 88, LP, June 13, 2011							(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011					2,934	3	3,449			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011					391,850	392	(352)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)						(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011							69,973			69,973

Dividend paid to Seaside 88, LP, June 27, 2011							(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011					1,741	2	1,916			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011					4,902	5	5,995			6,000

Net loss									(6,477,166)	(6,477,166)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	143,548,394	143,582	33,235,990	-	(23,216,909)	10,170,891

Adjustment						(33)	33			-
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011					89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)						(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							17,880			17,880

Dividend to Seaside 88, LP, paid on July 11, 2011							(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011					345	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							(150,000)			(150,000)

Derivative liability - issuance of Series B Preferred Shares							(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011					377,800	378				378

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011					4,762	5	5,995			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011					437,187	437				437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							69,193			69,193

Dividend to Seaside 88, LP, paid on August 8, 2011							(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011					8,205	8	8,047			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011					419,829	420				420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							69,351			69,351

Dividend paid to Seaside 88, LP, August 23, 2011							(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011					6,844	7	6,514			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011					5,263	5	5,995			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011					422,873	423				423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							69,887			69,887

Dividend paid to Seaside 88, LP, September 6, 2011							(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011					5,264	5	4,981			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011					427,652	428				428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							69,970			69,970

Dividend to Seaside 88, LP, paid on September 19, 2011							(3,452)			(3,452)

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011					3,691	3	3,449			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011					5,607	6	5,994			6,000

Net loss									(1,139,976)	(1,139,976)

Balance, September 30, 2011	8,217,500	$8,218	50,000	$50	145,763,702	$145,764	$35,588,822	$-	$(24,356,885)	$11,385,969

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ending		For the Period From May 12, 2005 (Inception)
	September 30, 2011	September 30, 2010	Through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,139,976)	$(1,097,491)	(24,356,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	-	-	1,220,330
Common shares and warrants issued for services	18,000	15,000	3,161,494
Warrants granted to scientific advisory board	56,400	45,000	910,441
Amortization of deferred compensation	-	-	121,424
Depreciation and amortization	54,913	51,115	694,281
Change in fair value of derivative liability	(8,452)	(11,860)	(139,166)
Amortization of deferred financing expenses	-	-	51,175
Non cash interest on convertible debenture	-	-	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	10,408	14,116	(313,886)
Other current assets	-	-	(8,001)
Deferred expenses	-	-	(2,175)
Accounts payable	18,255	56,933	442,164
Accounts payable – related parties	247,433	(534,906)	710,388
Accrued expenses	66,746	13,411	93,919
Net cash used in operating activities	(676,273)	(1,448,682)	(16,620,488)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,352)	(106,686)	(1,440,717)
Purchase of trademark	(5,733)	(17,810)	(429,488)

Net cash used in investing activities	(29,085)	(124,496)	(1,870,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible Preferred Stock	2,360,654	2,295,000	14,820,654
Proceeds from issuance of common stock in connection with the private placement of common stock, net of issuing cost	-	-	11,296,748
Proceeds from exercise of stock options	-	-	90,000
Proceeds from exercise of warrants	-	-	3,162,590
Stock subscription received	-	-	20
Net cash provided by financing activities	2,360,654	2,295,000	29,370,012
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,655,296	721,821	10,879,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,224,023	6,955,733
CASH AND CASH EQUIVALENT, ENDING OF PERIOD	$10,879,319	$7,677,554	$10,879,319
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
INTEREST PAID	$-	$-	$-
INCOME TAX PAID	$-	$-	$3,017

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three months ended September 30,		For the Period From May 12, 2005 (Inception) through
	2011	2010	September 30, 2011
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for services	$18,000	$11,791	$11,742,929
Preferred Stock Issued as compensation	-	-	2,638,915
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	56,400	45,000	910,441
Stock warrants granted to brokers	-	-	3,563
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common Stock issued for conversion of Series B Preferred Stock	2,175,327	300,000	14,575,327
Common Stock issued for dividends on Series B Preferred Stock	24349	26,849	179,390
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants Issued in connection with Private Placement	-	-	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2011 AND 2010
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

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour Pharma on  September 1 ,2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus.

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 7,000,000 shares were valued at the par value of $7,000.

We focus our research and clinical programs on specific anti-viral therapeutics. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. The Company has recently declared a clinical candidate for all Influenza viruses in its FluCide™ program. To date, the Company does not have any commercialized products.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on October 13, 2011.

For a summary of significant accounting policies (which have not changed from June 30, 2011), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2011 the Company had a cash and cash equivalent of $10,879,319.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities (See Note 8). Additionally, subsequent to the reported period, on November 2, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”), relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  Fourteen weeks following the Initial Closing, conditioned upon the Company’s satisfaction of conditions precedent set forth in the Agreement, Seaside will purchase the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).   The Company has sufficient capital to continue its business, at least, through September 30, 2013, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $24,356,884 at September 30, 2011 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2011and 2010 and a cash and cash equivalent balance of $10,879,319 at September 30, 2011, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such funds.

Note 4 – Significant Alliances and Related Parties

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

On February 15, 2010, the Company executed an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies developed by TheraCour for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The issuance of the 7,000,000 shares was valued at their par value or $7,000.

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour were $416,679 and $295,443 for the three months ended September 30, 2011, and 2010, respectively and $5,319,554 since inception. As of September 30, 2011, pursuant to its license agreement, the Company has paid a security advance of $306,160 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through September 30, 2011.

TheraCour is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the common stock of TheraCour, which itself owns approximately 24.90% of the Common stock of the Company.

TheraCour owns 33,360,000 shares of the Company’s outstanding common stock as of September 30, 2011.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non executive position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three months ended September 30, 2011, and 2010, were $-0-  and $204,480  respectively and $1,352,637 since inception.

KARD Scientific Inc. of Wilmington, Massachusetts, is currently our primary vendor for animal model study design and performance. KARD operates its own facilities in Beverly, Massachusetts.

NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; any work to be performed by KARD must be commissioned by the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD.

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	September 30, 2011	June 30, 2011
TheraCour Pharma, Inc.	$306,160	$306,160

Prepaid Others	15,726	26,134

	$321,886	$332,294

Note 6 – Equity Transactions

On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”) relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  The First Follow-on closing occurred on July 26, 2011 at which Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  40,000 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.782 per share

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

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

During the three months ended September 30, 2011, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
07/11/2011	10,000	1.11129	89,986	1.11129	345	90,331
07/26/2011	40,000	1.05876	377,800	-	-	377,800
08/08/2011	40,000	0.91494	437,187	0.98167	8,205	445,392
08/23/2011	40,000	0.95277	419,829	0.95277	6,844	426,673
09/06/2011	40,000	0.94591	422,873	0.94733	5,264	428,137
09/19/2011	40,000	0.93534	427,652	0.93534	3,691	431,343

Unregistered Securities

In August, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.41 per share expiring in October, 2014.  These warrants was valued at $56,400 and recorded as consulting expense.

For the three months ended September 30, 2011, the Company's Board of Directors authorized the issuance of 15,632 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

Note 7 - Commitments and Contingencies

OPERATING LEASE

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.  The lease can be cancelled by the Company upon six months written notice.

Total rent expense amounted to $26,085 and $25,012 for the three months ended September 30, 2011 and 2010, respectively.

Note 9 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were certain reportable subsequent events to be disclosed as follows:

On November 2, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”), a Florida limited partnership, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  Fourteen weeks following the Initial Closing, conditioned upon the Company’s satisfaction of conditions precedent set forth in the Agreement, Seaside will purchase the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  40,000 shares of the Series B Preferred Stock shall automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $0.782, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $180,000 which includes placement agent and attorneys’ fees.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2011. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and private placement of common stock (see Item 5 Recent Sales of Unregistered Securities), and also the sale of our registered securities. The Company does not currently have any long term debt. We have not generated any revenues and we may not be able to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Collaborative Agreements and Contracts

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide(™)-I, AviFluCide(™) -and AviFluCide-HP(™) were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing of RabiCide(™), the company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008. While the MOU provides for a final agreement between the Company and NIHE, we have not yet discussed a “final agreement” with NIHE and continue to work under the existing MOU. There are no financial obligations or responsibilities for either the Company or NIHE pursuant to the provisions of the MOU.

We have finalized execution of a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC), Atlanta, GA in July, 2008. This agreement was initiated based on our success against Rabies in the animal studies conducted at NIHE Vietnam. Preliminary animal studies against Rabies were expected to start in the last quarter of calendar year 2009 or first quarter of calendar year 2010. The Company has lowered the priority of this program during the recent economic crisis in order to employ our resources most effectively. Subsequent to the agreement execution, the Company has supplied certain materials to CDC for testing. This testing, if successful, is expected to expand to involve potential use of nanoviricides as (1) a post- infection therapeutic drug against rabies, possibly in conjunction with a rabies vaccine, and (2) a post-exposure prophylactic drug against rabies, to replace costly human or monoclonal antibodies, possibly in conjunction with a rabies vaccine. To date, there is no effective post-infection therapeutic against rabies. Post-exposure prophylaxis market has been estimated to be as much $300M to $500M worldwide.

We have finalized a Materials Transfer Agreement (MTA) with the United States Army Institute of Infectious Diseases (USAMRIID) to develop antiviral agents against Ebola, Marburg and other hemorrhagic viruses in October 2007. Preliminary studies began in February, 2008. Certain nanoviricides candidates were found to be highly successful against Ebola virus in pre-clinical cell culture studies. Ebola virus is known to produce, in vivo, a soluble decoy protein that is a portion of its surface glycoprotein. If the nanoviricides that were successful in the in vitro studies bind to the decoy protein portion of the Ebola virus envelope, then we would expect that the nanoviricides would be neutralized in vivo by the decoy protein. We are therefore developing novel ligands that would potentially bind to the Ebola virus glycoprotein portion that is known to be not a part of the decoy protein. The MTA was extended for another year in October, 2009 to continue these studies. The Company has lowered the priority of this program during the recent economic crisis in order to employ our resources most effectively.

We have finalized an agreement with a Medical Institute to perform animal studies of our eye drop formulation of nanoviricides against viral EKC (viral Epidemic Kerato-conjunctivitis) in March, 2008. The first EKC-Cide(™)  animal study was completed in June, 2008. Biochemical testing of the samples is continuing. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment.

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

Subsequent Event.

On November 2, 2011 the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On April 19, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  Fourteen weeks following the Initial Closing, conditioned upon the Company’s satisfaction of conditions precedent set forth in the Agreement, Seaside will purchase the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  40,000 shares of the Series B Preferred Stock shall automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $0.782, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $180,000 which includes placement agent and attorneys’ fees.

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

We continue to achieve significant success in our drug development programs.

The Company has declared a clinical candidate against all Influenza viruses, namely, NV-INF-1, in its FluCide(™) program. The Company has successfully completed its candidate optimization program against influenzas resulting in drug candidates that are as much as 1,000 times more effective than oseltamivir (Tamiflu®) in reducing lung viral load in lethally H1N1-infected animals and several other observed parameters. With the extremely high efficacy levels of our anti-influenza drug candidates, we were able to combine our multiple influenza drug programs and formulate a single Pan-Influenza drug program, FluCide(™), last year. We optimized the drug candidates in the FluCide program this year and were pleasantly surprised to achieve even greater levels of effectiveness, while the drug still appears to be as safe as in previous studies.

These FluCide studies as well as HIVCide studies were conducted by Dr. Krishna Menon, PhD, VMD, MRCS, at KARD Scientific, MA. One million virus particles of Influenza A Strain A/WS/33 (H1N1) were aspirated directly into the lungs of mice. The same quantity of virus infection was repeated at 22 hrs. This influenza model was designed to be uniformly fatal in 100% of the infected, untreated animals within 5 days after infection. Treatment with  the FluCide candidates and Tamiflu® (Roche) commenced 24 hours after the first viral infection. The duration of study was set at 21 days in the protocol. It was extended in order to properly evaluate the longest surviving animals.

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

The amount of infectious virus in the lungs of the infected animals treated with three of the optimized FluCide™ nanoviricide drug candidates was reduced by greater than 1000-fold as compared to the infected untreated control animals (p-values < 0.001), four days after virus infection. In contrast, animals treated with Oseltamivir (Tamiflu®, Roche) showed less than a 2-fold reduction in lung viral load at the same time point. This indicated a >1,000-fold greater reduction in viral load by FluCide drug candidates >700x by a third drug candidate over Oseltamivir.

Of great clinical significance is the fact that two of the optimized FluCide™ drug candidates maintained this greatly reduced lung viral load at 7, 13 and 19 days after virus infection in this 21 day study. Thus, treatment with FluCide drug candidates appeared to protect against the complete cycle of infection, virus expansion and spread of infection in the lungs that follows the initial virus infection. This was not the case for the oseltamivir-treated animals. Animals treated with Oseltamivir (Tamiflu®, Roche) showed less than a 2-fold reduction in lung viral load at 4 days and the viral load was increased at 7 days to the same level as that found in the infected, untreated control animals shortly before their death.

The Company had previously reported 18.3 days mean survival, in conjunction with a thirty-fold (30X) lung viral load reduction, with its then best anti-influenza drug candidate in the same animal model. After that, our FluCide program progressed to process chemistry optimizations that were expected to provide additional benefits in terms of efficacy and safety improvements. We have reported that these improvements have led to animal survival over the full defined 21 day duration of study for one drug candidate, with two additional drug candidates close behind the top candidate, at 20.2 and 20.4 days, along with a 1,000X reduction in the lung viral load, indicating the success of our process chemistry optimizations.

Based on this information, the Company has declared a clinical drug candidate against Influenza that the Company believes is on course for further development towards an IND submission to the FDA.

A single dose therapy of normal influenza infection appears to be feasible with this anti-influenza nanoviricide clinical candidate. A single injection can be easily administered by a medical officer when the patient goes for the first clinical visit. The Company believes that in most instances no follow-on treatment would be necessary. This expectation is based on the following results from its animal studies: (1) the extremely high treatment effectiveness in inhibiting the cycle of infection, virus expansion and spread of infection and, (2) the significantly long lasting effects of the drug treatment after the drug is discontinued.

For severe, hospitalized cases of influenza, we are developing a concentrated solution that is administered by “piggy-back” incorporation into the standard IV fluid supplement system that is commonly used in hospitalized patients.

We also reported the results of our recent anti-HIV drug development study in the standard humanized mouse model in the HIVCide program. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We believe that we were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This nanoviricide’s effect was still equal to or better than the same 3 drug HAART cocktail, although we had expected a reduced effect.

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

We had always suspected that the polymeric nature of nanoviricides would enable a long drug effectiveness time frame, thus enabling infrequent dosing. We have indications now that this is very likely true, from both FluCide(™) and HIVCide(™) programs. We have observed sustained antiviral effects for a long time after last drug administration in various animal model studies.

Infrequent dosing would translate into ease of patient compliance. Patient compliance is a major issue for all antiviral drug therapies, and particularly for HIV/AIDS.

We have been able to develop drugs using many different routes of administration with very little development time and effort.

Other drug candidates:

In addition to the declared clinical candidate for Influenza, and the anti-HIV drug candidates discussed above, the Company continues to work on pre-clinical studies towards the optimization of drug candidates against HSV, Dengue, and external eye viral diseases. In addition, nanoviricides against Rabies, Ebola/Marburg, Hepatitis C Virus (HCV), and several other viral diseases are at various early stages of research and development and involve a substantial amount of uncertainty as to the development of these drug candidates. Many of these drug programs are expected to result in clinical drug candidates against the respective viral diseases. Thus the Company has a very broad pipeline that is expected to continue to fuel its growth for several years to come.

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

The Company is currently engaged in developing its pilot-scale manufacturing  capability. The manufacturing portion of the facility will eventually need to be certified by the FDA in order for the Company to produce experimental materials that can be used in human clinical trials. It is preferable to use the same quality of materials for pharmaco-kinetic, pharmaco-dynamic and toxicology studies, although the materials for these pre-IND studies do not need to be manufactured in a cGMP-certified facility. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I, II and III).

The Company has not yet performed detailed safety profile studies to be included in a “Tox Package” for submission to the FDA for any of our drug candidates. Our studies regarding safety of the various nanoviricide drug candidates to date have been preliminary and of a limited nature. However, the nanoviricides have been well tolerated with no overt adverse effects observed even in animals treated for more than 7  weeks. Management’s beliefs are based on results of pre-clinical cell culture studies and in vivo animal studies using mice.

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

Requirement for Additional Capital

As of September 30, 2011, we have a cash and cash equivalent balance of $10,879,319, and subsequently on November 2, 2011, we have obtained an additional $2,500,000 in cash through sale of equities, which will be sufficient to fund our currently budgeted operations through more than two years or September 30, 2013 at the Company’s current rate of expenditure.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With the recent $5M raise subsequent to this reported period, we believe that we currently have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. . We estimate that a small, less than 1kg/batch, production facility would be sufficient to satisfy the Company’s near future needs for supporting the FluCide clinical studies, at least through Phase II. This small batch size requirement is based on the extremely high effectiveness of the influenza clinical candidate observed in animal studies, and therefore must be treated with caution.  We intend to enter into lease negotiations with Inno-Haven, LLC (“Inno-Haven”)  to enable cGMP manufacture of our drug products Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and has purchased an 18,000 square foot building in Shelton, CT, on a 4 acre lot, enabling future expansion of operations.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was recently concluded. Inno-Haven plans to raise the balance of financing through applicable and available loan programs such as the SBA-guaranteed bank loans and mortgages, and additional investors.. No lease agreement has been drawn up and terms of  lease have not been negotiated yet.

We anticipate that as we file an IND application, we may need an additional $10M to $15M to take one of our drug candidates through certain phases of human clinical trials.  Further additional funding, if available, will allow us to move our other drug candidates towards IND filings. These additional funds will be needed to pay for additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file IND applications. We will accelerate our business plans provided that we can raise additional funding. We are currently evaluating several vehicles for raising these additional funds in the near future. We believe that we currently have adequate financing for our current business plan of operations.

We anticipate that we will incur the following expenses over the next 18 months.

1.           Research and Development of  $6,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide, Eye nanoviricide, HIVCide, HerpeCide, Dengue and Ebola/Marburg, and Rabies programs.

2.           Corporate overhead of $1,250,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3.           Capital costs of $  $2,000,000: This is the estimated cost for equipment and laboratory improvements.

4.           Staffing costs of  $2,000,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug Application (IND) with the United States Food and Drug Administration.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of September 30, 2011, the Company has drawn down $15,000,000 of the $40,000,000 S-3 Shelf Registration. Subsequently, on November 2, 2011, the Company has drawn down an additional $5,000,000, for a total of $20,000,000 from the $40,000,000 S-3 shelf registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

We believe that our current work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (IND) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond September, 2013. The Company currently has no long term debt.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011. Our management’s evaluation of our internal control was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Management concluded that a material weakness existed in that the Company currently does not have any independent Board  members, and does not have an Audit Committee chaired by an appropriate financial expert who is an independent board member.  As an SEC-filing company trading on the over-the-counter bulletin-board, the Company is currently not required to appoint independent board members, and is not required to appoint an independent board member financial expert to chair its Audit Committee. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of September 30, 2011. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

The Company’s annual report, form 10K, includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. The final paragraph of the Auditor’s Report states:

“Also in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2005 (inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.”

Although its By-laws provide for the appointment of one, the Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act, however, Management has initiated an active search for qualified, independent directors for the audit committee, including one or more members with financial expertise.

b)	Changes in internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.47 per share. These warrants, if not exercised, will expire in August, 2015.  The fair value of these warrants in the amount of $56,400 was recorded as consulting expense.

For the three months ended September 30, 2011, the Company's Board of Directors authorized the issuance of 15,632 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financings completed on May 11, 2010, and September 16, 2010, December 21, 2010, and April 18, 2011, and subsequent to this reporting period, on November 2, 2011, with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in each of these offerings.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended September 30, 2011, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2011

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors