Form 10-Q
period 2011-12-31
NANOVIRICIDES, INC.
filed 2012-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

Commission File Number: 333-148471

NANOVIRICIDES, INC.

 (Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

135 Wood Street, Suite 205

West Haven, Connecticut 06516

(Address of principal executive offices and zip code)

(203) 937-6137

( Company’s telephone number, including area code)

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

Yes ☐              No ☒

The number of shares outstanding of the Company's Common Stock as of February 8, 2012 was: 151,484,142.

1

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at December 31, 2011 (Unaudited) and June 30, 2011	3

Statements of Operations for the Three and Six Months Ended December 31, 2011 and 2010 and for the Period from May 12, 2005 (Inception) through December 31, 2011 (Unaudited).	4

Statement of Stockholders' Equity for the Period from May 12, 2005 (inception) through December 31, 2011	5

Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 and for the Period from May 12, 2005 (Inception) through December 31, 2011 (Unaudited).	24

Notes to the Financial Statements (Unaudited)	26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits and Reports on Form 8-K	42

Signatures	43

Certifications

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2011 (Unaudited)	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,099,083	$9,224,023
Prepaid expenses	322,880	332,294
Total current assets	12,421,963	9,556,317
Property and equipment, net	720,281	802,367
Trademark, net	418,986	399,383
TOTAL ASSETS	$13,561,230	$10,758,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$229,263	$79,529
Accounts payable – related parties	735,952	462,955
Accrued expenses	48,288	27,173
Derivative Liability	159,489	17,519
TOTAL CURRENT LIABILITIES	1,172,992	587,176
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 8,217,500 shares issued and outstanding	8,218	8,218
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 50,000 and 10,000 shares issued and outstanding, respectively	50	10
Common stock, $0.001 par value; 300,000,000 shares authorized; 149,765,873 and 143,548,394 shares issued and outstanding, respectively	149,798	143,582
Additional paid-in capital	37,978,376	33,235,990
Deficit accumulated during the development stage	(25,748,204)	(23,216,909)
TOTAL STOCKHOLDERS’ EQUITY	12,388,238	10,170,891
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,561,230	$10,758,067

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31,		Period from May 12, 2005 (Inception) through December 31,
	2011	2010	2011	2010	2011
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	1,011,466	1,114,647	1,670,040	1,872,475	15,915,258
Refund credit research and development costs	—	—	—	—	(420,842)
General and administrative	325,598	384,267	787,675	737,784	9,689,237
Total operating expenses	1,337,064	1,498,914	2,457,715	2,610,259	25,183,653
Loss from operations	(1,337,064)	(1,498,914)	(2,457,715)	(2,610,259)	(25,183,653)

Other income (expense):
Interest income	20,355	3,697	9,482	5,690	174,806
Non cash interest on convertible debentures	—	—	—		(73,930)
Non cash interest expense on beneficial	—	—
Non cash interest expense on beneficial conversion of convertible debentures					(713,079)
Change in fair market value of derivative liability	(74,610)	(80,148)	(83,062)	(68,288)	47,652
Total other income (expense)	(54,255)	(76,451)	(73,580)	(62,598)	(564,551)

Loss before income taxes	(1,391,319)	(1,575,365)	(2,531,295)	(2,672,857)	(25,748,204)
Income tax provision	—	—	—	—	—

Net loss	$(1,391,319)	$(1,575,365)	$(2,531,295)	$(2,672,857)	$(25,748,204)

Net loss per common share -: basic and diluted	$(0.009)	$(0.01)	$(0.017)	$(0.02)

Weighted average shares outstanding: - basic and diluted	147,455,000	138,098,286	145,997,000	136,785,286

See accompanying notes to the financial statements.

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued May 12, 2005 (Inception)					20,000	$20	$-	$(20)	$-	$-
Share exchange with Edot-com.com Inc., June 1, 2005					(20,000)	(20)	-	20		-
Common shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005					80,000,000	80,000	(79,980)	(20)		-
Common shares outstanding Edot-com.com Inc., June 1, 2005					20,000,000	20,000	(20,000)			-
Options granted in connection with reverse acquisition										-
										-
Net loss									(66,005)	(66,005)

Balance, June 30, 2005					100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005							5,277			5,277
Legal expenses related private placement of common stock, July 31, 2006							(2,175)			(2,175)
Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005							5,302			5,302
Warrants issued to Scientific Advisory Board, August 15, 2005							4,094			4,094
Options issued to officers, September 23, 2005							87,318			87,318
Common shares issued for consulting services valued at $.081 per share, September 30, 2005					2,300,000	2,300	184,000			186,300
Common shares issued for interest on debentures, September 30, 2005					48,177	48	4,267			4,315
Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005							166,666			166,666
Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005							166,667			166,667
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005							45,000			45,000
Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005							275,000			275,000
Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005							49,167			49,167
Warrants issued to Scientific Advisory Board, November 15, 2005							25,876			25,876
Common shares and warrants issued in connection with private placement of common stock, November 28, 2005					340,000	340	169,660			170,000
Common shares and warrants issued in connection with private placement of common stock, November 29, 2005					300,000	300	149,700			150,000
Common shares and warrants issued in connection with private placement of common stock, November 30, 2005					150,000	150	74,850			75,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares and warrants issued in connection with private placement of common stock, December 2, 2005					100,000	100	49,900			50,000
Common shares and warrants issued in connection with private placement of common stock, December 6, 2005					850,000	850	424,150			425,000
Common shares issued for legal services valued at $.95 per share, December 6, 2005					20,000	20	18,980			19,000
Common shares and warrants issued in connection with private placement of common stock, December 12, 2005					750,000	750	374,250			375,000
Common shares and warrants issued in connection with private placement of common stock, December 13, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 14, 2005					50,000	50	24,950			25,000
Common shares issued in connection with debenture offering, December 15, 2005					50,000	50	48,950			49,000
Common shares and warrants issued in connection with private placement of common stock, December 20, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 29, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 30, 2005					50,000	50	24,950			25,000
Common shares issued for interest on debentures, December 31, 2005					19,476	20	17,320			17,340
Common shares issued for consulting services valued at $1.46 per share, January 9, 2006					3,425	3	4,998			5,001
Warrants issued to Scientific Advisory Board, February 15, 2006							49,067			49,067
Warrnats issued to Scientific Advisory Board, May 15, 2006							51,048			51,048
Common shares issued for interest on debentures, March 31, 2005					7,921	8	22,184			22,192
Options exercised, May 31, 2006					1,800,000	1,800	88,200			90,000
Common shares and warrants issued in connection with private placement of common stock, June 15, 2006					1,875,000	1,875	1,873,125			1,875,000
Common shares issued for interest on debentures, June 30, 2006					14,426	14	22,424			22,438

Net loss									(3,284,432)	(3,284,432)

Balance, June 30, 2006					108,878,425	108,878	4,480,035	(20)	(3,350,437)	1,238,456

Common shares issued for interest on debentures, July 31, 2006					5,744	6	7,638			7,644
Common shares issued for conversion of convertible debentures, July 31, 2006					3,333,333	3,333	996,667			1,000,000
Exercise of stock warrants, July 31, 2006					200,000	200	49,800			50,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Options issued to Scientific Advisory Board, August 15, 2006							30,184			30,184
Options issued to Scientific Advisory Board, November 15, 2006							25,888			25,888
Common shares issued for consulting services valued at $.76 per share, January 3, 2007					216,000	216	163,944			164,160
Options issued to Scientific Advisory Board, February 15, 2007							32,668			32,668
Options issued to Scientific Advisory Board, May 15, 2007							25,664			25,664
Common shares issued for consulting services valued at $1.03 per share, June 12, 2007					752	1	774			775
Common shares issued for consulting services valued at $1.15 per share, June 20, 2007					100,000	100	114,900			115,000
Common shares issued upon warrants conversion, June 20, 2007					930,000	930	619,070			620,000
Common shares issued upon warrants conversion, June 25, 2007					75,000	75	49,925			50,000
Common shares issued upon warrants conversion, June 30, 2007					300,000	300	199,700			200,000
Common shares issued for consulting services valued at $1.06 per share, June 30, 2007					29,890	30	31,770			31,800
Officers' compensation expense							27,062			27,062

Net loss									(3,118,963)	(3,118,963)

Balance, June 30, 2007					114,069,144	114,069	$6,855,689	$(20)	(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board, August 15, 2007							14,800			14,800
Common shares and warrants issued in connection with private placement of common stock, September 21, 2007					1,500,000	1,500	748,500			750,000
Common shares issued for consulting and legal services valued at $.75 per share, September 30, 2007					25,244	25	18,375			18,400
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007					3,250,000	3,250	1,621,750			1,625,000
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007					250,000	250	124,750			125,000
Collection of stock subscriptions receivable, October 17, 2007								20		20
Warrants issued to Scientific Advisory Board, November 15, 2007							7,200			7,200
Common shares issued for consulting and legal services valued at $.49 per share, December 31, 2007					57,152	57	26,843			26,900
Options issued to officers, January 1, 2008							7,044			7,044

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Warrants issued to Scientific Advisory Board, February 15, 2008							8,500			8,500
Common shares issued for consulting and legal services valued at $ .45 per share,March 31, 2008					61,546	62	27,838			27,900
Common shares issued for consulting services valued at $.39 per share, April , 2008					27,750	28	10,793			10,821
Warrants issued to Scientific Advisory Board, May 15, 2008							32,253			32,253
Common shares issued for consulting services valued at $1.03 per share, June 30, 2008					29,841	30	27,870			27,900

Net loss									(2,738,337)	(2,738,337)

Balance, June 30, 2008	-	-	-	-	119,270,677	$119,271	$9,532,205	$-	$(9,207,737)	$443,739

Common shares issued for consulting and legal services valued at $ 1.22 per share, July 31, 2008					4,098	4	4,996			5,000
Common shares issued for consulting services valued at $1.22 per share, July , 2008					2,295	2	2,798			2,800
Warrants issued to Scientific Advisory Board, August 15, 2008							47,500			47,500
Common shares and warrants issued in connection with private placement of common stock, August 22, 2008					3,136,000	3,136	3,132,864			3,136,000
Common shares issued to settle account payable					150,000	150	149,850			150,000
Payment of Finder's Fee to Biotech							(14,696)			(14,696)
Common shares issued in connection with Warrant Conversion, August 22, 2008					125,000	125	106,125			106,250
Common shares issued for legal services valued at $1.24per share, August 31, 2008					4,032	4	4,996			5,000
Common shares issued for consulting services valued at $1.24 per share, August, 2008					2,258	2	2,798			2,800
Common shares issued for legal services valued at $1.00 per share, September 30, 2008					5,000	5	4,995			5,000
Common shares issued for consulting services valued at $1.00 per share, September 30, 2008					5,600	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .71 per share, October 31, 2008					7,042	7	4,993			5,000
Common shares issued for consulting services valued at $.71 per share, October 31, 2008					7,887	8	5,592			5,600
Warrants issued to Scientific Advisory Board, November 15, 2008							30,500			30,500
Common shares issued for consulting and legal services valued at $ .67 per share, November 30, 2008					7,463	7	4,993			5,000
Common shares issued for consulting services valued at $.67 per share, November 30, 2008					8,358	8	5,592			5,600

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued for consulting and legal services valued at $ .83 per share, December 31, 2008					6,024	6	4,994			5,000
Common shares issued for consulting services valued at $.83 per share, December 31 , 2008					6,747	7	5,593			5,600
Common shares issued for legal services valued at $ .60 per share, January 20, 2009					8,333	8	4,992			5,000
Common shares issued for consulting and legal services valued at $ .78 per share, January 31, 2009					7,463	7	4,992			4,999
Common shares issued for consulting services valued at $.78 per share, January 31, 2009					8,358	8	5,592			5,600
Common shares issued for consulting services valued at $ .70 per share, February 1, 2009					50,000	50	34,950			35,000
Warrants issued to Scientific Advisory Board, February 15, 2009							29,000			29,000
Common shares issued for consulting and legal services valued at $ .71 per share, February 28, 2009					7,042	7	4,992			4,999
Common shares issued for consulting services valued at $.71 per share, February 15, 2009					7,887	8	5,592			5,600
Common shares issued for consulting and legal services valued at $ .67 per share, March 31, 2009					6,410	6	4,994			5,000
Common shares issued for consulting services valued at $.67 per share, March 31 , 2009					7,179	7	5,593			5,600
Common shares issued to acquire equipment valued at $0.79 per share					172,500	173	137,327			137,500
Common shares issued for consulting and legal services valued at $0.69 per share, April 30, 2009					7,205	7	4,993			5,000
Common shares issued for consulting services valued at $.69 per share, April 30, 2009					8,069	8	5,592			5,600
Warrants issued to Scientific Advisory Board, May 15, 2009							30,600			30,600
Common shares issued for consulting and legal services valued at $ .66 per share, May 31, 2009					7,599	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, May 31, 2009					8,511	9	5,590			5,599
Common shares issued for consulting services valued at $ .61 per share, June 30, 2009					24,721	25	14,975			15,000
Common shares issued for consulting and legal services valued at $ .56 per share, June 30, 2009					8,961	9	4,991			5,000
Shares issued for consulting services valued at $.56 per share, June 30, 2009					10,038	10	5,590			5,600
Common shares and warrants issued in connection with private placement of common stock, June 30, 2009					150,000	150	74,850			75,000
Common shares and warrants issued in connection with warrant conversion, June 30, 2009					2,050,700	2,051	1,023,299	(100,000)		925,350

Net loss									(2,787,798)	(2,787,798)

Balance, June 30, 2009	-	-	-	-	125,299,457	125,299	14,455,778	(100,000)	(11,995,535)	2,485,542

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Collection of stock subscription receivable								100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009					7,576	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009					8,485	8	5,592			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009							41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009					6,512	7	4,993			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009					5,814	6	5,594			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009					6,292	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009					5,618	6	4,994			5,000
Payment of Finder's Fee							(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009					2,675,000	2,675	1,334,825			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009					3,759,800	3,760	1,876,140			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009					35,088	35	19,965			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009					12,500	13	7,050			7,063
Warrants issued for commissions, October 26, 2009							3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009					6,859	7	4,993			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009					7,682	8	5,592			5,600
Common shares issued upon conversion of Warrants, November 10, 2009					10,000	10	1,430			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009							39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009					32,500	33	25,167			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009					5,814	6	4,994			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009					9,767	10	8,390			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009					9,917	10	8,390			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009					5,903	6	4,994			5,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010					4,794	5	4,995			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010							40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	7,000,000	7,000								7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010					4,562	5	4,995			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010					125,000	125	156,125			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010					125,000	125	156,125			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250					513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250					513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	93,750	94					192,590			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010					1,000	1	1,249			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010					3,529	4	4,996			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences					39,625	40	31,660			31,700

Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010					2,396	2	4,998			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			500,000	500			4,999,500			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010							(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010							(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares							(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010					319,331	319				319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(60,000)	(60)						(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010							128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010							82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010					398,189	398				398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(60,000)	(60)						(60)

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Dividend paid to Seaside 88, LP, May 26, 2010							(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010					10,300	10	16,867			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010							151,852			151,852
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010					2,400	2	4,998			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010					195,000	195	194,805			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010					426,721	427				427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(60,000)	(60)						(60)
Dividend paid to Seaside 88, LP, June 9, 2010							(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010					10,366	10	14,565			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010							149,364			149,364
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010					11,300	11	19,989			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010					2,000	2	3,538			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010					377,905	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(60,000)	(60)						(60)
Dividend paid to Seaside 88, LP, June 23, 2010							(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010					7,731	7	12,268			12,275
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010							120,254			120,254
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010					2,738	2	4,998			5,000

Net loss									(4,744,208)	(4,744,208)

Balance, June 30, 2010	7,593,750	7,594	260,000	260	133,980,471	133,981	23,116,612	-	(16,739,743)	6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010					397,088	397				397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)						(60)
Dividend paid to Seaside 88, LP, July 7, 2010							(9,973)			(9,973)

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010					6,061	6	9,967			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010							116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010					463,177	463				463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)						(60)
Dividend paid to Seaside 88, LP, July 21, 2010							(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010					5,794	6	7,665			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010							113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010					3,086	3	4,997			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010					526,916	527				527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)						(60)
Dividend paid to Seaside 88, LP, August 4, 2010							(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010					4,716	5	5,365			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010							104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010							45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010					606,367	606				606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)						(60)
Dividend paid to Seaside 88, LP, August 18, 2010							(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010					3,101	3	3,065			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010							104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010					4,032	4	4,996			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010					215,332	215				215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)						(20)
Dividend paid to Seaside 88, LP, September 1, 2010							(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010					766	1	766			767

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010							34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010							(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010							(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares							(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010					430,015	430				430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010							103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010					4,673	5	4,995			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010					460,246	460				460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, on October 5, 2010							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010					9,268	9	8,046			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010							103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010					452,965	453				453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, October 19, 2010							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010					7,384	7	6,514			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010							69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010					4,854	5	4,995			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30					53,903			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010					461,313	461				461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, November 2, 2010							(4,986)			(4,986)

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010					5,751	6	4,980			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010							69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010							55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010					345,817	346				346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, November 16, 2010							(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010					2,984	3	3,449			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010							69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010					310,566	311				311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, November 30, 2010							(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010					1,417	1	1,917			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010							69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010					3,425	3	4,997			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010					25,000	25	24,975			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010					50,000	50	63,950			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010					90,840	91				91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)						(10)
Dividend paid to Seaside 88, LP, December 14 2010							(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010					348	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010							17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010							(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010					4,545	5	5,995			6,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Adjustment						33				33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011					343,796	344				344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, January 3, 2011							(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011					7,653	8	8,896			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011							73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011					317,965	318				318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, January 17, 2011							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011					6,403	6	8,049			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011							70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011					356,422	356				356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, January 31, 2011							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011					5,271	5	6,516			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011							72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011					4,087	4	5,996			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011					25,000	25	24,975			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011					370,017	370				370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, February 14, 2011							(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011					4,613	5	4,981			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011							71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011							54,000			54,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011					405,610	406				406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011							71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, February 28, 2011							(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011					3,500	4	3,448			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011					4,902	5	5,995			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011					125,000	125	158,000			158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011					125,000	125	158,000			158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250					574,331			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250					574,331			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	93,750	94					215,374			215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011					367,274	367				367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)						(40)
Dividend paid to Seaside 88, LP, March 14, 2011							(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011					1,761	2	1,916			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011							70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011					89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)						(10)
Dividend paid to Seaside 88, LP, March 28, 2011							(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011					345	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011							17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011					4,680	5	5,995			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011					10,000	10	9,990			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250			2,499,750			2,500,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011							(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011							(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares							(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011					312,163	312	(272)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011							68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011					4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011					339,726	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011							68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011					6,841	7	8,048			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011							50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011					336,501	337	(297)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011							69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011					5,438	5	6,516			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011					326,480	326	(286)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011							69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011							(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011					4,070	4	4,982			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011					4,087	4	5,996			6,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011					339,971	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011							69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011							(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011					2,934	3	3,449			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011					391,850	392	(352)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)						(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011							69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011							(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011					1,741	2	1,916			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011					4,902	5	5,995			6,000

Net loss									(6,477,166)	(6,477,166)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	143,548,394	143,582	33,235,990	-	(23,216,909)	10,170,891

Adjustment						(33)	33			-
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011					89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)						(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							17,880			17,880
Dividend to Seaside 88, LP, paid on July 11, 2011							(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011					345	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares							(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011					377,800	378				378

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011					4,762	5	5,995			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011					437,187	437				437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011							(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011					8,205	8	8,047			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011					419,829	420				420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011							(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011					6,844	7	6,514			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011					5,263	5	5,995			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011					422,873	423				423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011							(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011					5,264	5	4,981			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011					427,652	428				428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011							(3,452)			(3,452)

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011					3,691	3	3,449			3,452

Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011					5,607	6	5,994			6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011					514,311	514				514

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on October 3, 2011							69,496			69,496

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011					2,270	2	1,916			1,918

Dividend to Seaside 88, LP, paid on October 3, 2011							(1,918)			(1,918)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011					144,484	144				144

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)						(10)

Derivative Liability - Retirement of Preferred Series B on October 17, 2011							17,790			17,790

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011					510	1	383			384

Dividend to Seaside 88, LP, paid on October 17, 2011							(384)			(384)

Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011					6,537	5	5,995			6,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250			2,499,750			2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							(160,000)			(160,000)

Derivative Liability - Issuance of Preferred Series B							(429,804)			(429,804)

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011					511,787	512				512

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on November 1, 2011							68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011					578,595	579				579

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on November 15, 2011							68,411			68,411

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011					10,311	10	7,469			7,479

Dividend to Seaside 88, LP, paid on November 15, 2011							(7,479)			(7,479)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011					642,735	643				643

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on November 29, 2011							68,591			68,591

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011					10,139	10	6,511			6,521

Dividend to Seaside 88, LP, paid on November 29, 2011							(6,521)			(6,521)

Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011					7,373	7	5,993			6,000

NanoViricides, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2011
(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011					751,315	751				751

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on December 13, 2011							68,753			68,753

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011					8,798	9	4,977			4,986

Dividend to Seaside 88, LP, paid on December 13, 2011							(4,986)			(4,986)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011					796,785	797				797

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on December 27, 2011							68,965			68,965

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011					6,818	7	3,445			3,452

Dividend to Seaside 88, LP, paid on December 27, 2011							(3,452)			(3,452)

Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011					9,403	9	5,991			6,000

Net loss for the six months ended December 31, 2011									(2,531,295)	(2,531,295)
	8,217,500	8,218	50,000	50	149,765,873	149,764	2,389,589	-	(25,748,204)	12,388,239

 See accompanying notes to the financial statements.

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ending		For the Period From May 12, 2005 (Inception)
	December 31, 2011	December 31, 2010	Through December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,531,295)	$(2,672,857)	(25,748,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred shares issued for license	—	—	7,000
Preferred shares issued as compensation	—	53,935	1,220,330
Common shares and warrants issued for services	36,000	95,000	3,179,494
Warrants granted to scientific advisory board	112,800	100,800	966,841
Amortization of deferred compensation	—	—	121,424
Depreciation and amortization	109,826	105,047	749,194
Change in fair value of derivative liability	(83,063)	68,288	(213,777)
Amortization of deferred financing expenses	—	—	51,175
Non cash interest on convertible debentures	—	—	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	—	—	713,079
Changes in operating assets and liabilities:
Prepaid expenses	9,414	(24,078)	(314,880)
Other current assets	—	—	(8,001)
Deferred expenses	—	—	(2,175)
Accounts payable	149,734	208,230	573,643
Accounts payable – related parties	272,997	(448,843)	735,952
Accrued expenses	21,115	53,830	48,288
Accrued payroll to officers and related payroll tax expense	—	12,500	—
Net cash used in operating activities	(1,902,472)	(2,448,148)	(17,846,687)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,352)	(106,686)	(1,440,717)
Trademark and Patent costs	(23,991)	(17,810)	(447,746)
Net cash used in investing activities	(47,343)	(132,813)	(1,888,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible Preferred Stock	4,824,875	4,595,000	17,284,875
Proceeds from issuance of common stock in connection with the private placement of common stock, net of issuing cost	—	—	11,296,748
Proceeds from exercise of stock options	—	—	90,000
Proceeds from exercise of warrants attached to convertible debentures	—	25,000	3,162,590
Stock subscription received	—	—	20
Net cash provided by financing activities	4,824,875	4,620,000	31,834,233
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,875,060	2,039,039	12,099,083
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,224,023	6,955,733
CASH AND CASH EQUIVALENT, ENDING OF PERIOD	$12,099,083	$8,994,772	$12,099,083
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
INTEREST PAID	$—	$—	$—
INCOME TAX PAID	$—	$—	$3,017

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six months ended December 31,		For the Period From May 12, 2005 (Inception) through
	2011	2010	December 31, 2011
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for services	$36,000	$95,000	$11,778,929
Preferred Stock Issued as compensation	—	53,935	2,638,915
Stock options issued to the officers as compensation	—	—	121,424
Stock warrants granted to scientific advisory board	112,800	100,800	1,023,241
Stock warrants granted to brokers	—	—	3,563
Common stock issued for interest on debentures	—	—	73,930
Shares of common stock issued in connection with debenture offering	—	—	49,000
Common stock issued upon conversion of convertible debentures	—	—	1,000,000
Common Stock issued for conversion of Series B Preferred Stock	4,675,327	5,100,000	17,075,327
Common Stock issued for dividends on Series B Preferred Stock	48,137	52,165	204,130
Debt discount related to beneficial conversion feature of convertible debt	—	—	713,079
Stock Warrants Issued in connection with Private Placement	—	—	7,681,578
Common stock issued for accounts payable	—	—	175,020
Common stock issued for equipment	—	—	137,500

See accompanying notes to the financial statements.

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2011 AND 2010

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. and was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc.. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling the Company as a Nevada corporation.  On May 12, 2005, the corporations were merged and Edot-com.com, Inc., the Nevada corporation, became the surviving entity.

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

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour Pharma on  September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus.

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

We focus our research and clinical programs on specific anti-viral therapeutics. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. The Company has recently filed a pre-IND application to the US FDA for its clinical candidate NV-INF-1 in the FluCide™ program. This anti-influenza therapeutic candidate is expected to be effective against most if not all types of influenzas including Bird Flu H5N1, Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas. To date, the Company does not have any commercialized products.

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

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●	An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2011 the Company had cash and cash equivalents of $12,099,083.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through sale of its securities (See Note 6). Additionally, subsequent to the reported period, on November 2, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”), relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  On February 8, 2012 Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).   The Company has sufficient capital to continue its business, at least, through December 31, 2013, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $25,748,204 at December 31, 2011 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2011 and 2010 and a cash and cash equivalent balance of $12,099,083 at December 31, 2011, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such funds.

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

Development costs charged by and paid to TheraCour were $861,547 and $641,989 for the six months ended December 31, 2011, and 2010, respectively and $5,764,452 since inception. As of December 31, 2011, pursuant to its license agreement, the Company has paid a security advance of $306,160 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through December 31, 2011.

TheraCour is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the common stock of TheraCour, which itself owns approximately 24.90% of the Common stock of the Company.

TheraCour owns 33,360,000 shares of the Company’s outstanding common stock as of December 31, 2011.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non executive position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the six months ended December 31, 2011, and 2010, were $224,280 and $614,052  respectively and $1,576,917 since inception.

KARD Scientific Inc. of Beverly, Massachusetts, is currently our primary vendor for animal model study design and performance. KARD operates its own facilities in Beverly, Massachusetts.

NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; any work to be performed by KARD must be commissioned by the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD.

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	December 31, 2011	June 30, 2011
TheraCour Pharma, Inc.	$306,160	$306,160
Prepaid Others	16,720	26,134
	$322,880	$332,294

Note 6 – Equity Transactions

On November 2, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”) relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  No warrants were issued in connection with this offering. On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Also on November 2, 2011 40,000 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.782 per share.

The Follow-on closing occurred on February 8, 2012 at which Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing).

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

In connection with the offering, pursuant to a placement agency agreement entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), on November 3, 2011 (the “Placement Agent Agreement”), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock, totaling $150,000. In addition, subsequent to the February 8, 2012 follow-on closing (see above), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock, totaling $150,000.

During the six months ended December 31, 2011, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
07/11/2011	10,000	1.11129	89,986	1.11129	345	90,331
07/26/2011	40,000	1.05876	377,800	—	—	377,800
08/08/2011	40,000	0.91494	437,187	0.98167	8,205	445,392
08/23/2011	40,000	0.95277	419,829	0.95277	6,844	426,673
09/06/2011	40,000	0.94591	422,873	0.94733	5,264	428,137
09/19/2011	40,000	0.93534	427,652	0.93534	3,691	431,343
10/03/2011	40,000	0.77774	514,311	0.84473	2,270	516,581
10/17/2011	10,000	0.69212	144,484	0.75149	510	144,994
11/02/2011	40,000	0.781575	511787	—	—	511,787
11/15/2011	40,000	0.69133	578,595	0.72539	10,311	588,906
11/29/2011	40,000	0.62234	642,735	0.64311	10,139	652,874
12/13/2011	40,000	0.5324	751,315	0.56678	8,798	760,113
12/27/2011	40,000	0.50635	796,785	0.50635	6,818	803,603

Unregistered Securities

In August, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.41 per share expiring in September, 2014.  These warrants were valued at $56,400 and recorded as consulting expense.

For the three months ended September 30, 2011, the Company's Board of Directors authorized the issuance of 15,632 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

In November, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $.948 per share expiring in October, 2014.  These warrants were valued at $56,400 and recorded as consulting expense.

 For the six months ended December 31, 2011, the Company's Board of Directors authorized the issuance of 23,313 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

Note 7 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense amounted to $52,170 and $50,025 for the six months ended December 31, 2011 and 2010, respectively.

Legal Proceedings

On or around December 22, 2011, the Connecticut Secretary of the State, as agent for service of process for the Company, was served with a Summons and Complaint in the case entitled David F. Gencarelli, Esq. d/b/a Gencarelli Group v. Nanoviricides, Inc. (Case No. 2011-CA-006555-B) filed in the Superior Court for the District of Columbia Civil Division.  The Complaint for breach of contract, unjust enrichment, and quantum merit claims unpaid legal fees of $77,601.00. On January 20, 2012 the case was removed to the United States District Court for the District of Columbia and the Company filed an Answer denying the claim and setting forth additional affirmative defenses and a counterclaim for legal fees. Management believes that this lawsuit has no merit or basis and intends to defend the lawsuit vigorously, and as a result no accrual has been made in relation to this litigation.

Note 8 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were certain reportable subsequent events to be disclosed as follows:

On November 2, 2011 the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”), a Florida limited partnership, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  On February 8, 2012 Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  40,000 shares of the Series B Preferred Stock were automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.  Subsequent Closing was $0.656, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $180,000 which includes placement agent and attorneys’ fees.

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive, perpetual, world-wide license from TheraCour Pharma serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

Collaborative Agreements and Contracts

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCide™-I, AviFluCide™ -and AviFluCide-HP™ were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing of RabiCide™, the company’s anti-rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008. While the MOU provides for a final agreement between the Company and NIHE, we have not yet discussed a “final agreement” with NIHE and continue to work under the existing MOU. There are no financial obligations or responsibilities for either the Company or NIHE pursuant to the provisions of the MOU.

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

We have finalized a Materials Transfer Agreement (MTA) with the United States Army Institute of Infectious Diseases (USAMRIID) to develop antiviral agents against Ebola, Marburg and other hemorrhagic viruses in October 2007. Preliminary studies began in February, 2008. Certain nanoviricides candidates were found to be highly successful against Ebola virus in pre-clinical cell culture studies. Ebola virus is known to produce, in vivo, a soluble decoy protein that is a portion of its surface glycoprotein. If the nanoviricides that were successful in the in vitro studies bind to the decoy protein portion of the Ebola virus envelope, then we would expect that the nanoviricides would be neutralized in vivo by the decoy protein. We are therefore developing novel ligands that would potentially bind to the Ebola virus glycoprotein portion that is known to be not a part of the decoy protein. The MTA was extended for another year in October, 2009 to continue these studies. The Company has lowered the priority of this program following the economic crisis of 2008-2009 in order to employ our resources most effectively.

We have finalized an agreement with a Medical Institute to perform animal studies of our eye drop formulation of nanoviricides against viral EKC (viral Epidemic Kerato-conjunctivitis) in March, 2008. The first EKC-Cide™  animal study was completed in June, 2008. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment.

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

Subsequent Events.

On February 8, 2012, Seaside 88, LP (“Seaside”), a Florida limited partnership, purchased the remaining 250,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) for the purchase price of $2,500,000 (the “Subsequent Closing”) arising from a Securities Purchase Agreement (the “Agreement”) with Seaside entered into on November 1, 2011.  40,000 shares of the Series B Preferred Stock were automatically convert into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.

The conversion price per share for the Subsequent Closing was $0.656, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $180,000 which includes placement agent and attorneys’ fees.

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

Our anti-Influenza drug candidate - Flucide

On December 5, 2011, the Company filed a pre-IND Meeting application to the US FDA for NV-INF-1, its anti-Influenza clinical drug candidate in the FluCide™ program. In the pre-IND Meeting, the Company intends to discuss the plan of development of NV-INF-1 and to obtain concurrence from the FDA. The Company intends to then undertake the extensive safety-toxicology studies as well as additional efficacy studies as necessary.

This anti-influenza therapeutic candidate is expected to be effective against most if not all types of influenzas including Bird Flu H5N1, Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas.

The Company believes that a single-dose therapy, readily administered when the patient first visits the clinic, is likely for out-patient influenza cases. For hospitalized influenza patients, the Company is developing a drug solution that would be piggy-backed onto the customary IV-fluid treatment. These projections are based on our anti-influenza studies in a small animal (mouse) model.

On January 31, 2012, the Company announced that it had submitted the pre-IND Briefing Documents regarding FluCide to the US FDA. The Company plans to seek two different indications for this drug candidate: (1) uncomplicated out-patient influenza, and (2) hospitalized patients presenting with influenza-like-illness (ILI).

The Company has successfully completed its candidate optimization program against influenzas resulting in drug candidates that are as much as 1,000 times more effective than oseltamivir (Tamiflu®) in reducing lung viral load in lethally H1N1-infected animals and several other observed parameters. With the extremely high efficacy levels of our anti-influenza drug candidates, we were able to combine our multiple influenza drug programs and formulate a single Pan-Influenza drug program, FluCide™, last year. We optimized the drug candidates in the FluCide program this year and were pleasantly surprised to achieve even greater levels of effectiveness, while the drug still appears to be as safe as in previous studies. One of these highly effective drug candidates was nominated as the clinical drug candidate, NV-INF-1. The Company also has several back-up clinical quality candidates for influenza therapy that have resulted from this program.

These FluCide studies were conducted by Dr. Krishna Menon, PhD, VMD, MRCS, at KARD Scientific, MA. One million virus particles of Influenza A Strain A/WS/33 (H1N1) were aspirated directly into the lungs of mice. The same quantity of virus infection was repeated at 22 hrs. This influenza model was designed to be uniformly fatal in 100% of the infected, untreated animals within 5 days after infection. Treatment with  the FluCide candidates and Tamiflu® (Roche) commenced 24 hours after the first viral infection. The duration of study was set at 21 days in the protocol. It was extended in order to properly evaluate the longest surviving animals. This is a lethality-based model in which all of the untreated animals die within 5 days, and all of the animals treated with 40mg/kg oseltamivir (oral) die within 8 days. Test animals survived the full duration of the study upon treatment with our FlucideTM drug candidate, indicating an extremely high level of effectiveness against the Influenza virus.

These FluCide drug candidates were also found to offer significant protection against devastating lung lesions in this lethal influenza infection animal study.

We have reported that post-infection treatment with its optimized FluCide™ drug candidates resulted in dramatic reduction in the number of lung lesions that are caused by a lethal influenza virus infection. Four days post virus infection, animals treated with three of the optimized FluCide™ nanoviricide drug candidates exhibited greater than 95% reduction in the number of lung lesions as compared to the infected yet untreated control animals (p-values < 0.001). In contrast, animals treated with Oseltamivir (Tamiflu®, Roche) showed only a 50% reduction. In another significant finding, no increase in the number or size of the lung lesions was observed over the entire duration of the study in the FluCide™ treated animals. This was not the case for the Oseltamivir-treated animals. This demonstrated that treatment with FluCide drug candidates provided clear and strong protection against lung damage caused by the severe influenza infection.

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

Based on this information, the Company has declared a clinical drug candidate against Influenza that the Company believes is on course for further development towards an IND submission to the FDA. The Company has filed a pre-IND Meeting application to the FDA. Subsequently, the Company has submitted the necessary pre-IND Briefing documents regarding its clinical candidate for influenza, NV-INF-1, to the FDA, on January 31, 2012.

A single dose therapy of normal influenza infection appears to be feasible with this anti-influenza nanoviricide clinical candidate. This can be easily administered by a medical officer when the patient goes for the first clinical visit. The Company believes that in most instances no follow-on treatment would be necessary. This expectation is based on the following results from its animal studies: (1) the extremely high treatment effectiveness in inhibiting the cycle of infection, virus expansion and spread of infection and, (2) the significantly long lasting effects of the drug treatment after the drug is discontinued.

For severe, hospitalized cases of influenza, we are developing a concentrated solution that is administered by “piggy-back” incorporation into the standard IV fluid supplement system that is commonly used in hospitalized patients.

Our anti HIV/Aids drug candidate – HIVcide.

We also reported the results of our recent anti-HIV drug development study in the standard humanized mouse model in the HIVCide program. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We believe that we were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This new nanoviricide’s effect was still equal to or better than the same three drug HAART cocktail, although we had expected a reduced effect.

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

Our HIVCide studies were conducted by Dr. Krishna Menon, PhD, VMD, MRCS, at KARD Scientific, MA.

Nanoviricide technology is built on the TheraCour® polymeric micelle platform technology. The design of these materials is like building blocks. We can select components to achieve desired effects. This tailor-made customizability has many implications. It allows us to (1) rapidly create a new drug against a different virus; (2) rapidly develop a drug with desired length of time for which its effect should persist in the human body; (3) quickly develop new drugs with different routes of administration; among many other benefits.

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

The Company is currently engaged in developing a pilot-scale manufacturing  capability. The manufacturing portion of the facility will eventually need to be certified by the FDA in order for the Company to produce experimental materials that can be used in human clinical trials. It is preferable to use the same quality of materials for pharmaco-kinetic, pharmaco-dynamic and toxicology studies, although the materials for these pre-IND studies do not need to be manufactured in a cGMP-certified facility. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I, II and III).

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

Requirement for Additional Capital

As of December 31, 2011, we have a cash and cash equivalent balance of $12,093,083, and subsequently on February 8, 2012, we have obtained an additional $2,500,000 in cash through sale of equities, which will be sufficient to fund our operations through more than two years or December 31, 2013 at the Company’s current rate of expenditure.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With the recent $5M raise subsequent to this reported period, we believe that we currently have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We estimate that a small, 1kg/batch, production facility would be sufficient to satisfy the Company’s near future needs for supporting the FluCide clinical studies, at least through Phase II. This small batch size requirement is based on the extremely high effectiveness of the influenza clinical candidate observed in animal studies, and therefore must be treated with caution.  We intend to enter into lease negotiations with Inno-Haven, LLC (“Inno-Haven”) to enable cGMP manufacture of our drug products. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and has purchased an 18,000 square foot building in Shelton, CT, on a 4 acre lot, enabling future expansion of operations.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was concluded in October, 2011. Inno-Haven plans to raise the balance of financing through applicable and available loan programs such as the SBA-guaranteed bank loans and mortgages, the State of Connecticut programs for development of high tech industry, and additional investors. No lease agreement has been drawn up and terms of  lease have not been negotiated yet.

We anticipate that as we file an IND application, we may need an additional $10M to $15M to take one of our drug candidates through certain phases of human clinical trials.  Further additional funding, if available, will allow us to move our other drug candidates towards IND filings. These additional funds will be needed to pay for additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file IND applications. We will accelerate our business plans provided that we can obtain such additional funding. We believe that we currently have adequate financing for our current business plan of operations.

We anticipate that we will incur the following expenses over the next 18 months.

1.           Research and Development of $6,700,000: Planned costs for IND-enabling studies for pan-influenza drug candidate, in-vivo and in-vitro studies for pan-influenza FluCide, Eye nanoviricide, HIVCide, HerpeCide, Dengue and Ebola/Marburg, and Rabies programs.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of December 31, 2011, the Company has drawn down $20,000,000 of the $40,000,000 S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond December, 2013. The Company currently has no long term debt.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. Our management’s evaluation of our internal control was based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Management concluded that a material weakness existed in that the Company currently does not have any independent Board  members, and does not have an Audit Committee chaired by an appropriate financial expert who is an independent board member.  As an SEC-filing company trading on the over-the-counter bulletin-board, the Company is currently not required to appoint independent board members, and is not required to appoint an independent board member financial expert to chair its Audit Committee. Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2011. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

The Company’s annual report, form 10K, includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. The final paragraph of the Auditor’s Report states:

“Also in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the fiscal years then ended and for the period from May 12, 2005 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.”

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

On or around December 22, 3011, the Connecticut Secretary of the State, as agent for service of process for the Company, was served with a Summons and Complaint in the case entitled David F. Gencarelli, Esq. d/b/a Gencarelli Group v. Nanoviricides, Inc. (Case No. 2011-CA-006555-B) filed in the Superior Court for the district of Columbia Civil Division.  The Complaint for breach of contract, unjust enrichment, and quantum meruit claims unpaid legal fees of $77,601.00.  On January 20, 2012 the case was removed to the United States District Court for the District of Columbia and the Company filed an Answer denying the claim and setting forth additional affirmative defenses and a counterclaim for legal fees.  Management believes that this lawsuit has no merit or basis and intends to defend the lawsuit vigorously, and as a result no accrual has been made in relation to this litigation.

On or around January 18, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. (Case No. A-12-654437-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County.  The Complaint seeks to compel inspection of the Company’s books and records.  On or about February 14, 2012 we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted.  The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint by a holder of less than 1 percent of the common stock of the Company seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute.  Management believes that this lawsuit has no merit or basis and intends to vigorously defend it.  Monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $.948 per share expiring in October, 2014.

For the three months ended December 31, 2011, the Company's Board of Directors authorized the issuance of 23,313 shares of its common stock with a restrictive legend for consulting services.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financings completed on May 11, 2010, and September 16, 2010, December 21, 2010, April 18, 2011, and November 2, 2011 and subsequent to this reporting period, on February 8, 2012, with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in each of these offerings.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended December 31, 2011, the Company filed the following Current Reports on Form 8-K:

Form 8-K filed on October 18, 2011

Form 8-K filed on November 3, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2012

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

Page 43