Form 10-Q
period 2012-03-31
NANOVIRICIDES, INC.
filed 2012-05-21
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the Company's Common Stock as of May 17, 2012 was: 155,285,345.

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2012 (Unaudited) and June 30, 2011	3

Statements of Operations for the Three Months and Nine Months Ended March 31, 2012 and 2011 and for the Period from May 12, 2005 (Inception) through March 31, 2012 (Unaudited)	4

Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 and for the Period from May 12, 2005 (Inception) through March 31, 2012 (Unaudited)	5

Statement of Stockholders’ Equity	7

Notes to the Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

Certifications

2

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2012 (Unaudited)	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,984,397	$9,224,023
Prepaid expenses	295,749	332,294
Total current assets	13,280,146	9,556,317
Property and equipment, net	667,561	802,367
Trademark, net	428,001	399,383
TOTAL ASSETS	$14,375,708	$10,758,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$209,016	$79,529
Accounts payable – related parties	384,929	462,955
Accrued expenses	50,987	27,173
Derivative liability	159,138	17,519
TOTAL CURRENT LIABILITIES	804,070	587,176
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 8,811,250 and 8,217,500 shares issued and outstanding, respectively	8,811	8,218
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 90,000 and 10,000 shares issued and outstanding, respectively	90	10
Common stock, $0.001 par value; 300,000,000 shares authorized; 153,630,000 and 143,548,394 shares issued and outstanding, respectively	153,662	143,582
Additional paid-in capital	41,189,132	33,235,990
Deficit accumulated during the development stage	(27,780,057)	(23,216,909)
TOTAL STOCKHOLDERS’ EQUITY	13,571,638	10,170,891
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,375,708	$10,758,067

See accompanying notes to the financial statements.

3

NANOVIRICIDES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from May 12, 2005 (Inception) through March 31,
	2012	2011	2012	2011	2012
Revenues	$—	$—	$—	$—	$—
Operating expenses:
Research and development	1,582,705	1,652,309	3,252,745	3,524,784	17,497,963
Refund credit research and development costs	—	42,265	—	42,265	(420,842)
General and administrative	494,080	863,083	1,281,755	1,600,867	10,183,317
Total operating expenses	2,076,785	2,557,657	4,534,500	5,167,916	27,260,438
Loss from operations	(2,076,785)	(2,557,657)	(4,534,500)	(5,167,916)	(27,260,438)

Other income (expense):
Interest income	30,801	882	40,283	6,572	205,607
Non cash interest on convertible debentures	—	—	—	—	(73,930)
Non cash interest expense on beneficial conversion of convertible debentures	—	—	—	—	(713,079)
Change in fair market value of derivative liability	14,131	10,088	(68,931)	(58,200)	61,783
Total other income (expense)	44,932	10,970	(28,648)	(51,628)	(519,619)

Loss before income taxes	(2,031,853)	(2,546,687)	(4,563,148)	(5,219,544)	(27,780,057)
Income tax provision	—	—	—	—	—

Net loss	$(2,031,853)	$(2,546,687)	$(4,563,148)	$(5,219,544)	$(27,780,057)

Net loss per common share: - basic and diluted	$(0.013)	$(0.02)	$(0.031)	$(0.04)

Weighted average common shares outstanding: - basic and diluted	151,556,920	140,222,753	147,890,395	137,995,662

See accompanying notes to the financial statements.

4

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended		For the Period From May 12, 2005 (Inception) Through March 31,
	March 31, 2012	March 31, 2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,563,148)	$(5,219,544)	(27,780,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred shares issued for license	—	—	7,000
Preferred shares issued as compensation	634,408	1,418,565	1,854,738
Common shares and warrants issued for services	235,875	429,250	3,379,369
Warrants granted to scientific advisory board	163,800	154,800	1,017,841
Amortization of deferred compensation	—	—	121,424
Depreciation and amortization	164,739	157,880	804,107
Change in fair value of derivative liability	(68,961)	58,200	(199,675)
Amortization of deferred financing expenses	—	—	51,175
Non cash interest on convertible debentures	—	—	73,930
Non cash interest expense on beneficial conversion feature of convertible debentures	—	—	713,079
Changes in operating assets and liabilities:
Prepaid expenses	36,545	(15,070)	(287,749)
Other current assets	—	42,265	(8,001)
Deferred expenses	—	—	(2,175)
Accounts payable	129,487	198,217	553,396
Accounts payable – related parties	(78,026)	(754,015)	384,929
Accrued expenses	23,814	(114,209)	50,987
Accrued payroll to officers and related payroll tax expense	—	(22,917)	—
Net cash used in operating activities	(3,321,467)	(3,666,578)	(19,265,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,352)	(131,107)	(1,440,717)
Trademark and Patent costs	(35,199)	(39,657)	(458,954)
Net cash used in investing activities	(58,552)	(170,764)	(1,899,671)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible Preferred Stock	7,140,362	4,595,000	19,600,362
Proceeds from issuance of common stock in connection with the private placement of common stock, net of issuing cost	—	—	11,296,748
Proceeds from exercise of stock options	—	—	90,000
Proceeds from exercise of warrants attached to convertible debentures	—	50,000	3,162,590
Stock subscription received	—	—	20
Net cash provided by financing activities	7,140,362	4,645,000	34,149,718
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,760,374	807,658	12,984,397
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,224,023	6,955,733	—
CASH AND CASH EQUIVALENT, ENDING OF PERIOD	$12,984,397	$7,763,391	$12,984,397
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
INTEREST PAID	$—	$—	$—
INCOME TAX PAID	$—	$—	$3,017

See accompanying notes to the financial statements.

5

NANOVIRICIDES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine months ended March 31,		For the Period From May 12, 2005 (Inception) through March 31,
	2012	2011	2012
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued for services	$54,000	$429,250	$11,796,929
Preferred Stock Issued as compensation	—	1,418,565	2,638,915
Stock options issued to the officers as compensation	—	—	121,424
Stock warrants granted to scientific advisory board	163,800	154,800	1,074,241
Stock warrants granted to brokers	—	—	3,563
Common stock issued for interest on debentures	—	—	73,930
Shares of common stock issued in connection with debenture offering	—	—	49,000
Common stock issued upon conversion of convertible debentures	—	—	1,000,000
Common Stock issued for conversion of Series B Preferred Stock	6,275,327	—	18,675,327
Common Stock issued for dividends on Series B Preferred Stock	69,425	77,481	225,418
Debt discount related to beneficial conversion feature of convertible debt	—	—	713,079
Stock Warrants Issued in connection with Private Placement	—	—	7,681,578
Common stock issued for accounts payable	—	—	175,020
Common stock issued for equipment	—	—	137,500

See accompanying notes to the financial statements.

6

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the period from May 12, 2005 (inception) through September 30, 2011

(Unaudited)

									Deficit
									Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued May 12, 2005 (Inception)					20,000	$20	$-	$(20)	$	$-
Share exchange with Edot-com.com Inc., June 1, 2005					(20,000)	(20)	-	20		-
Common shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005					80,000,000	80,000	(79,980)	(20)		-
Common shares outstanding Edot-com.com Inc., June 1, 2005					20,000,000	20,000	(20,000)			-
Options granted in connection with reverse acquisition										-
										-
Net loss									(66,005)	(66,005)

Balance, June 30, 2005					100,000,000	100,000	(99,980)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005							5,277			5,277
Legal expenses related private placement of common stock, July 31, 2006							(2,175)			(2,175)
Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005							5,302			5,302
Warrants issued to Scientific Advisory Board, August 15, 2005							4,094			4,094

Options issued to officers, September 23, 2005							87,318			87,318
Common shares issued for consulting services valued at $.081 per share, September 30, 2005					2,300,000	2,300	184,000			186,300
Common shares issued for interest on debentures, September 30, 2005					48,177	48	4,267			4,315
Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005							166,666			166,666
Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005							166,667			166,667
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005							45,000			45,000
Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005							275,000			275,000
Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005							49,167			49,167
Warrants issued to Scientific Advisory Board, November 15, 2005							25,876			25,876
Common shares and warrants issued in connection with private placement of common stock, November 28, 2005					340,000	340	169,660			170,000
Common shares and warrants issued in connection with private placement of common stock, November 29, 2005					300,000	300	149,700			150,000
Common shares and warrants issued in connection with private placement of common stock, November 30, 2005					150,000	150	74,850			75,000
Common shares and warrants issued in connection with private placement of common stock, December 2, 2005					100,000	100	49,900			50,000
Common shares and warrants issued in connection with private placement of common stock, December 6, 2005					850,000	850	424,150			425,000
Common shares issued for legal services valued at $.95 per share, December 6, 2005					20,000	20	18,980			19,000
Common shares and warrants issued in connection with private placement of common stock, December 12, 2005					750,000	750	374,250			375,000
Common shares and warrants issued in connection with private placement of common stock, December 13, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 14, 2005					50,000	50	24,950			25,000
Common shares issued in connection with debenture offering, December 15, 2005					50,000	50	48,950			49,000
Common shares and warrants issued in connection with private placement of common stock, December 20, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 29, 2005					50,000	50	24,950			25,000
Common shares and warrants issued in connection with private placement of common stock, December 30, 2005.					50,000	50	24,950			25,000
Common shares issued for interest on debentures, December 31, 2005					19,476	20	17,320			17,340
Common shares issued for consulting services valued at $1.46 per share, January 9, 2006					3,425	3	4,998			5,001
Warrants issued to Scientific Advisory Board, February 15, 2006							49,067			49,067
Warrnats issued to Scientific Advisory Board, May 15, 2006							51,048			51,048
Common shares issued for interest on debentures, March 31, 2005					7,921	8	22,184			22,192

Options exercised, May 31, 2006					1,800,000	1,800	88,200			90,000
Common shares and warrants issued in connection with private placement of common stock, June 15, 2006					1,875,000	1,875	1,873,125			1,875,000
Common shares issued for interest on debentures, June 30, 2006					14,426	14	22,424			22,438

Net loss									(3,284,432)	(3,284,432)

Balance, June 30, 2006					108,878,425	108,878	4,480,035	(20)	(3,350,437)	1,238,456

Common shares issued for interest on debentures, July 31, 2006					5,744	6	7,638			7,644
Common shares issued for conversion of convertible debentures, July 31, 2006					3,333,333	3,333	996,667			1,000,000

Exercise of stock warrants, July 31, 2006					200,000	200	49,800			50,000
Options issued to Scientific Advisory Board, August 15, 2006							30,184			30,184
Options issued to Scientific Advisory Board, November 15, 2006							25,888			25,888
Common shares issued for consulting services valued at $.76 per share, January 3, 2007					216,000	216	163,944			164,160
Options issued to Scientific Advisory Board, February 15, 2007							32,668			32,668

Options issued to Scientific Advisory Board, May 15, 2007							25,664			25,664
Common shares issued for consulting services valued at $1.03 per share, June 12, 2007					752	1	774			775
Common shares issued for consulting services valued at $1.15 per share, June 20, 2007					100,000	100	114,900			115,000
Common shares issued upon warrants conversion, June 20, 2007					930,000	930	619,070			620,000
Common shares issued upon warrants conversion, June 25, 2007					75,000	75	49,925			50,000
Common shares issued upon warrants conversion, June 30, 2007					300,000	300	199,700			200,000
Common shares issued for consulting services valued at $1.06 per share, June 30, 2007					29,890	30	31,770			31,800

Officers' compensation expense							27,062			27,062

Net loss									(3,118,963)	(3,118,963)

Balance, June 30, 2007			$		114,069,144	114,069	$6,855,689	$(20)	(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board, August 15, 2007							14,800			14,800
Common shares and warrants issued in connection with private placement of common stock, September 21, 2007					1,500,000	1,500	748,500			750,000
Common shares issued for consulting and legal services valued at $.75 per share, September 30, 2007					25,244	25	18,375			18,400
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007					3,250,000	3,250	1,621,750			1,625,000
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007					250,000	250	124,750			125,000
Collection of stock subscriptions receivable, October 17, 2007								20		20
Warrants issued to Scientific Advisory Board, November 15, 2007							7,200			7,200
Common shares issued for consulting and legal services valued at $.49 per share, December 31, 2007					57,152	57	26,843			26,900

Options issued to officers, January 1, 2008							7,044			7,044
Warrants issued to Scientific Advisory Board, February 15, 2008							8,500			8,500
Common shares issued for consulting and legal services valued at $ .45 per share,March 31, 2008					61,546	62	27,838			27,900
Common shares issued for consulting services valued at $.39 per share, April , 2008					27,750	28	10,793			10,821
Warrants issued to Scientific Advisory Board, May 15, 2008							32,253			32,253
Common shares issued for consulting services valued at $1.03 per share, June 30, 2008					29,841	30	27,870			27,900

Net loss									(2,738,337)	(2,738,337)

Balance, June 30, 2008	-	-	-	-	119,270,677	$119,271	$9,532,205	$-	$(9,207,737)	$443,739

Common shares issued for consulting and legal services valued at $ 1.22 per share, July 31, 2008					4,098	4	4,996			5,000
Common shares issued for consulting services valued at $1.22 per share, July , 2008					2,295	2	2,798			2,800
Warrants issued to Scientific Advisory Board, August 15, 2008							47,500			47,500
Common shares and warrants issued in connection with private placement of common stock, August 22, 2008					3,136,000	3,136	3,132,864			3,136,000
Common shares issued to settle account payable					150,000	150	149,850			150,000

Payment of Finder's Fee to Biotech							(14,696)			(14,696)
Common shares issued in connection with Warrant Conversion, August 22, 2008					125,000	125	106,125			106,250
Common shares issued for legal services valued at $1.24per share, August 31, 2008					4,032	4	4,996			5,000
Common shares issued for consulting services valued at $1.24 per share, August, 2008					2,258	2	2,798			2,800
Common shares issued for legal services valued at $1.00 per share, September 30, 2008					5,000	5	4,995			5,000
Common shares issued for consulting services valued at $1.00 per share, September 30, 2008					5,600	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .71 per share, October 31, 2008					7,042	7	4,993			5,000
Common shares issued for consulting services valued at $.71 per share, October 31, 2008					7,887	8	5,592			5,600
Warrants issued to Scientific Advisory Board, November 15, 2008							30,500			30,500
Common shares issued for consulting and legal services valued at $ .67 per share, November 30, 2008					7,463	7	4,993			5,000
Common shares issued for consulting services valued at $.67 per share, November 30, 2008					8,358	8	5,592			5,600
Common shares issued for consulting and legal services valued at $ .83 per share, December 31, 2008					6,024	6	4,994			5,000
Common shares issued for consulting services valued at $.83 per share, December 31 , 2008					6,747	7	5,593			5,600
Common shares issued for legal services valued at $ .60 per share, January 20, 2009					8,333	8	4,992			5,000
Common shares issued for consulting and legal services valued at $ .78 per share, January 31, 2009					7,463	7	4,992			4,999
Common shares issued for consulting services valued at $.78 per share, January 31, 2009					8,358	8	5,592			5,600
Common shares issued for consulting services valued at $ .70 per share, February 1, 2009					50,000	50	34,950			35,000
Warrants issued to Scientific Advisory Board, February 15, 2009							29,000			29,000
Common shares issued for consulting and legal services valued at $ .71 per share, February 28, 2009					7,042	7	4,992			4,999
Common shares issued for consulting services valued at $.71 per share, February 15, 2009					7,887	8	5,592			5,600
Common shares issued for consulting and legal services valued at $ .67 per share, March 31, 2009					6,410	6	4,994			5,000
Common shares issued for consulting services valued at $.67 per share, March 31 , 2009					7,179	7	5,593			5,600
Common shares issued to acquire equipment valued at $0.79 per share					172,500	173	137,327			137,500
Common shares issued for consulting and legal services valued at $0.69 per share, April 30, 2009					7,205	7	4,993			5,000
Common shares issued for consulting services valued at $.69 per share, April 30, 2009					8,069	8	5,592			5,600
Warrants issued to Scientific Advisory Board, May 15, 2009							30,600			30,600
Common shares issued for consulting and legal services valued at $ .66 per share, May 31, 2009					7,599	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, May 31, 2009					8,511	9	5,590			5,599
Common shares issued for consulting services valued at $ .61 per share, June 30, 2009					24,721	25	14,975			15,000
Common shares issued for consulting and legal services valued at $ .56 per share, June 30, 2009					8,961	9	4,991			5,000
Shares issued for consulting services valued at $.56 per share, June 30, 2009					10,038	10	5,590			5,600
Common shares and warrants issued in connection with private placement of common stock, June 30, 2009					150,000	150	74,850			75,000
Common shares and warrants issued in connection with warrant conversion, June 30, 2009					2,050,700	2,051	1,023,299	(100,000)		925,350

Net loss									(2,787,798)	(2,787,798)

Balance, June 30, 2009	-	-	-	-	125,299,457	125,299	14,455,778	(100,000)	(11,995,535)	2,485,542

Collection of stock subscription receivable								100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009					7,576	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009					8,485	8	5,592			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009							41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009					6,512	7	4,993			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009					5,814	6	5,594			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009					6,292	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009					5,618	6	4,994			5,000

Payment of Finder's Fee							(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009					2,675,000	2,675	1,334,825			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009					3,759,800	3,760	1,876,140			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009					35,088	35	19,965			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009					12,500	13	7,050			7,063

Warrants issued for commissions, October 26, 2009							3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009					6,859	7	4,993			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009					7,682	8	5,592			5,600
Common shares issued upon conversion of Warrants, November 10, 2009					10,000	10	1,430			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009							39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009					32,500	33	25,167			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009					5,814	6	4,994			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009					9,767	10	8,390			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009					9,917	10	8,390			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009					5,903	6	4,994			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010					4,794	5	4,995			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010							40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	7,000,000	7,000								7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010					4,562	5	4,995			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010					125,000	125	156,125			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010					125,000	125	156,125			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250					513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250					513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	93,750	94					192,590			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010					1,000	1	1,249			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010					3,529	4	4,996			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences					39,625	40	31,660			31,700

Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010					2,396	2	4,998			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			500,000	500			4,999,500			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010							(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010							(50,000)			(50,000)

Derivative Liability - Issuance of Series B Preferred Shares							(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010					319,331	319				319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(60,000)	(60)						(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010							128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010							82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010					398,189	398				398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(60,000)	(60)						(60)
Dividend paid to Seaside 88, LP, May 26, 2010							(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010					10,300	10	16,867			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010							151,852			151,852
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010					2,400	2	4,998			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010					195,000	195	194,805			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010					426,721	427				427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, June 9, 2010							(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010					10,366	10	14,565			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010							149,364			149,364
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010					11,300	11	19,989			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010					2,000	2	3,538			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010					377,905	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, June 23, 2010							(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010					7,731	7	12,268			12,275
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010							120,254			120,254
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010					2,738	2	4,998			5,000

Net loss									(4,744,208)	(4,744,208)

Balance, June 30, 2010	7,593,750	7,594	260,000	260	133,980,471	133,981	23,116,612	-	(16,739,743)	6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010					397,088	397				397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, July 7, 2010							(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010					6,061	6	9,967			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010							116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010					463,177	463				463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, July 21, 2010							(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010					5,794	6	7,665			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010							113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010					3,086	3	4,997			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010					526,916	527				527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, August 4, 2010							(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010					4,716	5	5,365			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010							104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010							45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010					606,367	606				606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)						(60)

Dividend paid to Seaside 88, LP, August 18, 2010							(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010					3,101	3	3,065			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010							104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010					4,032	4	4,996			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010					215,332	215				215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)						(20)

Dividend paid to Seaside 88, LP, September 1, 2010							(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010					766	1	766			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010							34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010							(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010							(10,000)			(10,000)

Derivative liability - issuance of Series B Preferred Shares							(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010					430,015	430				430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010							103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010					4,673	5	4,995			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010					460,246	460				460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, on October 5, 2010							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010					9,268	9	8,046			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010							103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010					452,965	453				453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, October 19, 2010							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010					7,384	7	6,514			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010							69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010					4,854	5	4,995			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30					53,903			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010					461,313	461				461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, November 2, 2010							(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010					5,751	6	4,980			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010							69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010							55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010					345,817	346				346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, November 16, 2010							(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010					2,984	3	3,449			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010							69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010					310,566	311				311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, November 30, 2010							(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010					1,417	1	1,917			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010							69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010					3,425	3	4,997			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010					25,000	25	24,975			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010					50,000	50	63,950			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010					90,840	91				91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)						(10)

Dividend paid to Seaside 88, LP, December 14 2010							(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010					348	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010							17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010							(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010					4,545	5	5,995			6,000
Adjustment						33				33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011					343,796	344				344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, January 3, 2011							(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011					7,653	8	8,896			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011							73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011					317,965	318				318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, January 17, 2011							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011					6,403	6	8,049			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011							70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011					356,422	356				356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, January 31, 2011							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011					5,271	5	6,516			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011							72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011					4,087	4	5,996			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011					25,000	25	24,975			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011					370,017	370				370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, February 14, 2011							(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011					4,613	5	4,981			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011							71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011							54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011					405,610	406				406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011							71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, February 28, 2011							(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011					3,500	4	3,448			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011					4,902	5	5,995			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011					125,000	125	158,000			158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011					125,000	125	158,000			158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250					574,331			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250					574,331			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	93,750	94					215,374			215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011					367,274	367				367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)						(40)

Dividend paid to Seaside 88, LP, March 14, 2011							(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011					1,761	2	1,916			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011							70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011					89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)						(10)

Dividend paid to Seaside 88, LP, March 28, 2011							(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011					345	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011							17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011					4,680	5	5,995			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011					10,000	10	9,990			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011							(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011							(25,000)			(25,000)

Derivative liability - issuance of Series B Preferred Shares							(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011					312,163	312	(272)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011							68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011					4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011					339,726	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011							68,941			68,941

Dividend paid to Seaside 88, LP, May 2, 2011							(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011					6,841	7	8,048			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011							50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011					336,501	337	(297)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011							69,194			69,194

Dividend paid to Seaside 88, LP, May 16, 2011							(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011					5,438	5	6,516			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011					326,480	326	(286)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011							69,464			69,464

Dividend paid to Seaside 88, LP, May 30, 2011							(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011					4,070	4	4,982			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011					4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011					339,971	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011							69,727			69,727

Dividend paid to Seaside 88, LP, June 13, 2011							(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011					2,934	3	3,449			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011					391,850	392	(352)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)						(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011							69,973			69,973

Dividend paid to Seaside 88, LP, June 27, 2011							(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011					1,741	2	1,916			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011					4,902	5	5,995			6,000

Net loss									(6,477,166)	(6,477,166)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	143,548,394	143,582	33,235,990	-	(23,216,909)	10,170,891

										-
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011					89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)						(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							17,880			17,880

Dividend to Seaside 88, LP, paid on July 11, 2011							(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011					345	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250			2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							(150,000)			(150,000)

Derivative liability - issuance of Series B Preferred Shares							(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011					377,800	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011					4,762	5	5,995			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011					437,187	437				437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							69,193			69,193

Dividend to Seaside 88, LP, paid on August 8, 2011							(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011					8,205	8	8,047			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011					419,829	420				420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							69,351			69,351

Dividend paid to Seaside 88, LP, August 23, 2011							(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011					6,844	7	6,514			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011					5,263	5	5,995			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011					422,873	423				423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							69,887			69,887

Dividend paid to Seaside 88, LP, September 6, 2011							(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011					5,264	5	4,981			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011					427,652	428				428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)						(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							69,970			69,970

Dividend to Seaside 88, LP, paid on September 19, 2011							(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011					3,691	3	3,449			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011					5,607	6	5,994			6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011					514,311	514				514

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on October 3, 2011							69,496			69,496

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011					2,270	2	1,916			1,918

Dividend to Seaside 88, LP, paid on October 3, 2011							(1,918)			(1,918)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011					144,484	144				144

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)						(10)

Derivative Liability - Retirement of Preferred Series B on October 17, 2011							17,790			17,790

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011					510	1	383			384

Dividend to Seaside 88, LP, paid on October 17, 2011							(384)			(384)

Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011					6,537	5	5,995			6,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250			2,499,750			2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							(160,000)			(160,000)

Derivative Liability - Issuance of Preferred Series B							(429,804)			(429,804)

Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011					511,787	512				512

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on November 1, 2011							68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011					578,595	579				579

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on November 15, 2011							68,411			68,411

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011					10,311	10	7,469			7,479

Dividend to Seaside 88, LP, paid on November 15, 2011							(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011					642,735	643				643

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on November 29, 2011							68,591			68,591

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011					10,139	10	6,511			6,521

Dividend to Seaside 88, LP, paid on November 29, 2011							(6,521)			(6,521)

Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011					7,373	7	5,993			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011					751,315	751				751

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on December 13, 2011							68,753			68,753

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011					8,798	9	4,977			4,986

Dividend to Seaside 88, LP, paid on December 13, 2011							(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011					796,785	798				798

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on December 27, 2011							68,965			68,965

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011					6,818	7	3,443			3,450

Dividend to Seaside 88, LP, paid on December 27, 2011							(3,452)			(3,452)

Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011					9,403	9	5,991			6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012					788,053	788				788

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10,2012			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on January 10, 2012							69,222			69,222

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012					3,742	4	1,914			1,918

Dividend to Seaside 88, LP, paid on January 10, 2012							(1,918)			(1,918)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012					208,546	209				209

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(10,000)	(10)						(10)

Derivative Liability - Retirement of Preferred Series B on January 24, 2012							69,883			69,883

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012					786		383			384

Dividend to Seaside 88, LP, paid on January 24, 2012							(384)			(384)

Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012					10,367	10	5,990			6,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			250,000	250			2,499,750			2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012							(150,000)			(150,000)

Derivative Liability - Issuance of Preferred Series B							(430,283)			(430,283)

Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012							(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012					717,142	717				717

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on February 8, 2012							68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012							51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012					576,062	576				576

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on February 22, 2012							68,424			68,423

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012					11,600	12	7,467			7,479

Dividend to Seaside 88, LP, paid on February 22, 2012							(7,479)			(7,479)

Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012					7,767	8	5,992			6,000

Common shares issued for employee stock compensation at $.73 per share, March 3, 2012					125,000	125	90,812			90,937

Common shares issued for employee stock compensation at $.73 per share, March 3, 2012					125,000	125	90,812			90,937

Series A Preferred Shares issued for employee stock compensation, March 3, 2012	250,000	250					266,869			267,119

Series A Preferred Shares issued for employee stock compensation, March 3, 2012	250,000	250					266,869			267,119

Series A Preferred Shares issued for employee stock compensation, March 3, 2012	93,750	93					100,076			100,169

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012					628,289	628				628

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on March 7, 2012							68,602			68,602

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012					10,242	10	6,511			6,521

Dividend to Seaside 88, LP, paid on March 7, 2012							(6,521)			(6,521)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012					635,991	636				636

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(40,000)	(40)						(40)

Derivative Liability - Retirement of Preferred Series B on March 21, 2012							68,862			68,862

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012					7,812	8	4,978			4,986

Dividend to Seaside 88, LP, paid on March 21, 2012							(4,986)			(4,986)

Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012
					7,728	8	5,992			6,000
Net loss for the nine months ended March 31, 2012
									(4,563,148)	(4,563,148)
	8,811,250	8,811	90,000	90	153,630,000	153,662	41,189,132	-	(27,780,057)	13,571,638

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

MARCH 31, 2012 AND 2011

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2012 the Company had cash and cash equivalents of $12,984,397. The Company does not currently have any long term debt. The Company has sufficient capital to continue its business, at least, through March 31, 2014, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through the sale of its securities (See Note 6). On November 2, 2011, the Company entered into an Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”), relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  On February 8, 2012 Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).   The Company has sufficient capital to continue its business, at least, through March 31, 2014, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $27,780,057 at March 31, 2012 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2011 and 2010 and a cash and cash equivalent balance of $12,984,397 at March 31, 2012, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

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

Development costs charged by and paid to TheraCour were $1,359,100 and $876,860 for the nine months ended March 31, 2012, and 2011, respectively and $6,262,005 since inception. As of March 31, 2012, pursuant to its license agreement, the Company has paid a security advance of $256,284 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through March 31, 2012.

Anil R. Diwan, President, and a director of the Company, is also a Director and President of TheraCour. Dr. Diwan owns approximately 70% of the common stock of TheraCour, which itself owns approximately 21.71% of the Common stock of the Company.

TheraCour owns 33,360,000 shares of the Company’s outstanding common stock as of March 31, 2012.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct preclinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non-executive position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the nine months ended March 31, 2012, and 2011, were $336,420 and $719,462 respectively, and $1,689,057 since inception.

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

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	March 31, 2011	June 30, 2011
TheraCour Pharma, Inc.	$256,284	$306,160
Prepaid Others	39,465	26,134
	$295,749	$332,294

Note 6 – Equity Transactions

On November 2, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”) relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  No warrants were issued in connection with this offering. On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Also on November 2, 2011, 40,000 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $0.782 per share.

The Follow-on closing occurred on February 8, 2012 at which time Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing).

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

In connection with the offering, pursuant to a placement agency agreement entered into by and between Midtown Partners & Co., LLC (“Midtown”) and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), on November 3, 2011 (the “Placement Agent Agreement”), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock, totaling $150,000. The Company also paid a one-time legal expenses fee of $ 25,000 To Midtown on November 3, 2011. In addition, subsequent to the February 8, 2012 follow-on closing (see above), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock, totaling $150,000.

During the nine months ended March 31, 2012, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
07/11/2011	10,000	1.11129	89,986	1.11129	345	90,331
07/26/2011	40,000	1.05876	377,800	—	—	377,800
08/08/2011	40,000	0.91494	437,187	0.98167	8,205	445,392
08/23/2011	40,000	0.95277	419,829	0.95277	6,844	426,673
09/06/2011	40,000	0.94591	422,873	0.94733	5,264	428,137
09/19/2011	40,000	0.93534	427,652	0.93534	3,691	431,343
10/03/2011	40,000	0.77774	514,311	0.84473	2,270	516,581
10/17/2011	10,000	0.69212	144,484	0.75149	510	144,994
11/02/2011	40,000	0.781575	511787	—	—	511,787
11/15/2011	40,000	0.69133	578,595	0.72539	10,311	588,906
11/29/2011	40,000	0.62234	642,735	0.64311	10,139	652,874
12/13/2011	40,000	0.5324	751,315	0.56678	8,798	760,113
12/27/2011	40,000	0.50635	796,785	0.50635	6,818	803,603
01/10/2012	40,000	0.50758	788,053	0.50758	3,742	791,795
01/24/2012	10,000	0.47951	208,546	0.48773	786	209,322
02/08/2012	40,000	0.55777	717,142	0.00000	-	717,142
02/22/2012	40,000	0.69437	576,062	0.69437	11,600	587,662
03/07/2012	40,000	0.63665	628,289	0.63665	10,242	638,531
03/21/2012	40,000	0.62894	635,991	0.63827	7,812	643,803

Unregistered Securities

In August, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.41 per share expiring in February ,2015.  These warrants were valued at $56,400 and recorded as consulting expense.

In November, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $.948 per share expiring in November, 2015.  These warrants were valued at $56,400 and recorded as consulting expense.

In February, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.09 per share expiring in February, 2016.  These warrants were valued at $51,000 and recorded as consulting expense.

For the nine months ended March 31, 2012, the Company's Board of Directors authorized the issuance of 64,807 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $54,000.

Note 7 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense amounted to $87,767 and $75,395 for the nine months ended March 31, 2012 and 2011, respectively.

Legal Proceedings

On or around December 22, 2011, the Connecticut Secretary of the State, as agent for service of process for the Company, was served with a Summons and Complaint in the case entitled David F. Gencarelli, Esq. d/b/a Gencarelli Group v. Nanoviricides, Inc. (Case No. 2011-CA-006555-B) filed in the Superior Court for the district of Columbia Civil Division.  The Complaint for breach of contract, unjust enrichment, and quantum merit claims unpaid legal fees of $77,601.00 Management believes that the lawsuit has no merit or basis and intends to defend the lawsuit vigorously, and as a result no accrual has been made in relation to this litigation.

On or around January 18, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. (Case No. A-12-654437-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”).  The Complaint seeks to compel inspection of the Company’s books and records.  On or about February 14, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted.  The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint by a holder of less than 1 percent of the common stock of the Company seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute.  Management believes that this lawsuit has no merit or basis and intends to vigorously defend it.  Monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation. On April 9, 2012, the Court dismissed the Complaint for failure to state a Claim for which relief could be granted.

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”).  The Complaint seeks to compel inspection of the Company’s books and records.  On or about May 2, 2012, we filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand).  30 days (+3 for mailing) from service, the Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court).  The Company will have 10 days after service of notice of posting within which to answer or otherwise respond to the complaint. The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute.  Management believes that this lawsuit has no merit or basis and intends to vigorously defend it.  Monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation

Note 8 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

On May 8, 2012, the United States Patent and Trademark Office granted Patent No. 8,173,764 for "Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers" to the inventors Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of who are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the ground-breaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour Pharma, Inc.

NanoViricides, Inc. holds exclusive worldwide licenses to these technologies for a broad range of antiviral applications and diseases that include All Influenzas including Asian Bird Flu Virus, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Dengue viruses, Rabies virus, Ebola/Marburg viruses, Japanese Encephalitis virus, as well as viruses causing viral

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc., that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive, perpetual, world-wide license from TheraCour Pharma serves as the foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. Several of the Company’s drug candidates have shown excellent levels of efficacy and preliminary safety in animal studies in many different animal models against many different viruses. The Company determined that its anti-Influenza program, “FluCide™”, was the most advanced and obtained and held a pre-IND meeting with the US FDA for the same on March 29, 2012. The Company believes it has gained valuable guidance from the FDA that enables us to develop and execute a product development plan for our anti-influenza drug candidate with the goal of filing an Investigational New Drug (IND) application to the US FDA, and similar applications in other countries in the world.

As the Company’s drug candidates progress towards human clinical studies, it has become necessary to enable that they can be produced under “current Good Manufacturing Practices” (cGMP) guidelines of the US FDA, and other applicable international guidelines (such as WHO and ICH guidelines, as well as other country-specific and region-specific guidelines). In the US, the US FDA requires that at least two validated and consistent batches of the drug be produced under cGMP conditions before any human clinical trials can be allowed. Some other countries may allow research product materials for certain phases of human clinical trials. The Company’s management has studied the possibilities of contract manufacturing of its drug candidates over the last several years and has concluded that building a small pilot scale manufacturing facility where the special needs of the manufacture of its nanomedicines can be met is the most appropriate solution. This approach provides the highest level of control over the quality of the materials and also keeps the intellectual property of the Company well protected. Further, to minimize capital costs to the Company, management determined that a separate entity should be allowed to purchase the real estate, renovate, build and maintain the facilities under the Company’s direction and control. Some of the original investors of NanoViricides, Inc. had shown interest in obtaining a controlling share in such a separate entity. However, as of now these parties have not engaged into financing this entity, citing the extremely low rate of return on this potentially high risk investment. A separate entity, Inno-Haven, LLC (“Inno-Haven”), controlled by Anil R. Diwan, the Company’s founder, was created for this purpose. Inno-Haven purchased an 18,000 sq. ft. light manufacturing building on a 4.2 acre land lot in Shelton, Connecticut in August, 2011. The purchase and related costs were financed by Dr. Diwan through his personal savings, and the saleof NanoViricides common stockthat he had acquired as a founder, that netted approximately $900,000 after expenses and income taxes. The 10b(5) plan was concluded in October, 2011. Inno-Haven has also obtained additional financing from certain other parties. Inno-Haven intends to obtain additional financing from investors other than Dr. Diwan. Dr. Diwan has also agreed to provide personal guarantees for possible loans and mortgages that would be drawn for the purpose of financing the building and construction costs for the extensive renovation intended.

The Company has agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces that are anticipated to be built by renovating the existing building. As of date, the Company does not have a lease or other written contract agreement with Inno-Haven other than an intent, and the Company is not bound to execute on this plan if it can find a superior alternative.

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

Subsequent Events.

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

On April 2, 2012, the Company announced that its previously announced pre-IND Meeting was held with the USFDA on March 29th, 2012, as scheduled. This pre-IND meeting focused on FluCide™, designated as NV-INF-1, the Company’s novel anti-influenza drug. The Company received US FDA comments and exchanged a list of questions with the US FDA prior to the Meeting. The Company believes that the US FDA has given us a good roadmap for advancing towards an IND application.

On May 7, 2012, the Company announced that a fundamental patent, on which the Nanoviricides® technology is based, was due to be issued in the USA on May 8, 2012. The US Patent (No. 8,173,764) is granted for "Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers." The patent term is expected to last through October 1, 2026, including an anticipated extension, with the possibility of further extensions in compensation for time spent in clinical trials.

This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases.

Based on international PCT application number WO 2007/1084126, which was filed in 2006, corresponding patents have also been issued in Mexico, New Zealand, South Africa, and as a regional (OAPI) patent valid in sixteen other African states. Additional issuances are expected in Europe, and in several other countries around the world.

On May 8, 2012 the United States Patent and Trademark Office granted Patent No. 8,173,764 for "Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers" to the inventors Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of who are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the ground-breaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour Pharma, Inc.

NanoViricides, Inc. holds exclusive worldwide licenses to these technologies for a broad range of antiviral applications and diseases that include All Influenzas including Asian Bird Flu Virus, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Dengue viruses, Rabies virus, Ebola/Marburg viruses, Japanese Encephalitis virus, as well as viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

Additional patents have also been filed to protect portions of the proprietary intellectual property on which the licenses from TheraCour to NanoViricides are based.

On May 14, 2012, the Company announced that it has retained Mr. Andrew Hahn as a consultant to help with the overall design and construction of its laboratory and cGMP pilot production facility. This facility will be built by renovating an existing 18,000 sq. ft. light manufacturing plant on a 4.2 acre lot in Shelton, CT, as previously announced. Mr. Hahn will help the Company in the overall design, architecture, engineering, and construction of the whole facility that includes the cGMP facility, laboratories, and office spaces. Mr. Hahn recently retired as the Senior Director of Engineering, Pharmaceutical Facilities, Global Engineering, at the Bristol-Myers-Squibb Company Worldwide Medicines Group (BMS). He has almost 30 years of experience in architecture, design and project management in the creation of new and refurbished facilities at Bristol-Myers Squibb Company.

Of importance to the Company’s project, he was responsible for the worldwide design and construction of pharmaceutical plants, pilot plants and clinical supply facilities as well as research laboratories and offices while at BMS. Mr. Hahn holds a BA in Architecture from Princeton University. His responsibilities at BMS included overall management of facilities engineering, design, construction, and validation initiatives, overall project planning and management, as well as team-building and staff training in various aspects from architectural and engineering challenges to project management issues.

The Company has previously announced the acquisition of the Shelton light industrial building that will house the cGMP pilot production plant, research laboratories and offices, by a separate real-estate holding company called Inno-Haven, LLC. The cGMP pilot plant is being designed to produce sufficient quantities of the drug needed for human clinical trials for each of the various nanoviricides® drug candidates as they advance into the clinical pipeline. This cGMP plant is not intended for the commercial production of drugs for sale. The Company believes that as its drugs progress through the human clinical trials, it will be able to license or partner further drug development and commercialization activities to another pharmaceutical company. There can be no assurance that the Company will be able to enter into co-development or other licensing agreements.

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

Our anti-Influenza drug candidate - Flucide

On March 29, 2012, the Company held a pre-IND Meeting with the US FAD for NV-INF-1, its anti-Influenza clinical drug candidate in the FluCide™ program. The Company had filed a pre-IND meeting request to the US FDA on December 5, 2011. On January 31, 2012, the Company announced that it had submitted the pre-IND Briefing Documents regarding FluCide to the US FDA. The Company plans to seek two different indications for this drug candidate: (1) uncomplicated out-patient influenza, and (2) hospitalized patients presenting with influenza-like-illness (ILI). The Company received US FDA comments and exchanged a list of questions with the US FDA prior to the pre-IND Meeting. The Company believes that the US FDA has given us a good roadmap for advancing towards an IND application. The Company now intends to undertake the extensive “CMC” (The Chemical, Manufacturing and Controls) studies , safety-toxicology studies as well as additional animal efficacy studies as necessary.

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

Requirement for Additional Capital

As of March 31, 2012, we have a cash and cash equivalent balance of $12,984,397 which will be sufficient to fund our operations through more than two years or March 31, 2014, at the Company’s current rate of expenditure.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With the recent $5M raise in this reported period, we believe that we currently have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We estimate that a small, 1kg/batch, production facility would be sufficient to satisfy the Company’s near future needs for supporting the FluCide clinical studies, at least through Phase II. This small batch size requirement is based on the extremely high effectiveness of the influenza clinical candidate observed in animal studies, and therefore must be treated with caution.  We intend to enter into lease negotiations with Inno-Haven, LLC (“Inno-Haven”) to enable cGMP manufacture of our drug products. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and has purchased an 18,000 square foot building in Shelton, CT, on a 4 acre lot, enabling future expansion of operations.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was concluded in October, 2011. Inno-Haven plans to raise the balance of financing through applicable and available loan programs such as the SBA-guaranteed bank loans and mortgages, the State of Connecticut programs for development of high tech industry, and additional investors. No lease agreement has been drawn up and the terms of lease have not yet been negotiated.

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

3.           Capital costs of $2,000,000: This is the estimated cost for equipment and laboratory improvements.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of March 31, 2012, the Company has drawn down $20,000,000 of the $40,000,000 S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond March 31, 2014. The Company currently has no long term debt.

The Company is considered to be a development stage company and will continue in the development stage until it generates revenues from the sales of its products or services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We currently have no foreign operations and are not exposed to foreign currency fluctuations. Our primary exposure to market risk is interest rate risk associated with our short term cash equivalent investments, which the Company deems to be non-material. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of March 31, 2012. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties. See, AUDITOR’S OPINION PARAGRAPH BELOW.

The material weakness relates to a lack of a functioning audit committee and a lack of outside directors on the Company’s Board of Directors. We intend to initiate measures to remediate the identified material weakness by establishing a formal audit committee and the appointment of additional outside directors, one or more of whom may be appointed to a fully functioning audit committee.

The Company’s annual report on Form 10-K, as amended, includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. The final paragraph of the Auditor’s Report states:

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

Although its By-laws provide for the appointment of one, the Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. However, the Company is in the process of addressing this issue by establishing an Audit Committee, and has initiated an active search for qualified, independent directors for the audit committee, including one or more members with financial expertise.

b)	Changes in internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31 ,2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

On or around December 22, 3011, the Connecticut Secretary of the State, as agent for service of process for the Company, was served with a Summons and Complaint in the case entitled David F. Gencarelli, Esq. d/b/a Gencarelli Group v. Nanoviricides, Inc. (Case No. 2011-CA-006555-B) filed in the Superior Court for the district of Columbia Civil Division.  The Complaint for breach of contract, unjust enrichment, and quantum meruit claims unpaid legal fees of $77,601.00.  On January 20, 2012, the case was removed to the United States District Court for the District of Columbia and the Company filed an Answer denying the claim and setting forth additional affirmative defenses and a counterclaim for legal fees. .Management believes that this lawsuit has no merit or basis and intends to defend the lawsuit vigorously, and as a result no accrual has been made in relation to this litigation.

On or around January 18, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-654437-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”).  The Complaint seeks to compel inspection of the Company’s books and records.  On or about February 14, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted.  The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint by a holder of less than 1 percent of the common stock of the Company seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute.  Management believes that this lawsuit has no merit or basis and intends to vigorously defend it.  Monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation. On April 9, 2012, the Court dismissed the Complaint for failure to state a Claim for which relief could be granted.

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”).  The Complaint seeks to compel inspection of the Company’s books and records.  On or about May 2, 2012 we filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand).  30 days (+3 for mailing) from service, the Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court).  the Company will have 10 days after service of notice of posting within which to answer or otherwise respond to the complaint The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute.  Management believes that this lawsuit has no merit or basis and intends to vigorously defend it.  Monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.09 per share expiring in February , 2016.

For the three months ended March 31, 2012, the Company's Board of Directors authorized the issuance of 25,862 shares of its common stock with a restrictive legend to an unrelated party for consulting services.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financing completed on February 8, 2012, with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in the offering.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended March 31, 2012, the Company filed the following Current Reports on Form 8-K:

On February 9, 2012,the Registrant filed a Current Report on Form 8-K disclosing that on February 8, 2012, Seaside 88, LP (“Seaside”), Seaside purchased 250,000 shares of the Registrant’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”) for an aggregate purchase price of $2,500,000. The Registrant also disclosed 40,000 shares of Series B Preferred Stock automatically converted into shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) on February 8, 2012 and 40,000 shares (or such lesser number that remains unconverted) shall convert every fourteen (14) days thereafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2012

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

