Form 10-K/A
period 2011-06-30
NANOVIRICIDES, INC.
filed 2012-06-14
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes ☐ No ☒

As of December 31, 2011, there were 147,316,827 shares of common stock of the registrant issued and outstanding.

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

Explanatory Note: This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was originally filed with the SEC on October 13, 2011 and subsequently amended on October 20, 2011. The sole purpose of this Amendment No. 2 on Form 10-K/A is to address certain comments received by the Securities and Exchange Commission regarding our disclosures in Item 9A(T). Controls and Procedures.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K, as amended, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2011. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties. See, AUDITOR’S OPINION PARAGRAPH.

Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2011.

The material weakness relates to a lack of a functioning audit committee and a lack of outside directors on the Company’s Board. We intend to initiate measures to remediate the identified material weakness by establishing a formal audit committee and the appointment of additional outside directors, one or more of whom may be appointed to a fully functioning audit committee.

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

ITEM 15. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

 _____________

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2012

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

June 14, 2012
/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

June 14, 2012	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors