Form 10-Q/A
period 2011-12-31
NANOVIRICIDES, INC.
filed 2012-06-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note: This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter year ended December 31, 2011, which was originally filed with the SEC on February 14, 2012. The sole purpose of this Amendment No. 1 on Form 10-Q/A is to address certain comments received by the Securities and Exchange Commission regarding our disclosures in Item 4. Controls and Procedures.

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