Form 10-K
period 2012-06-30
NANOVIRICIDES, INC.
filed 2012-10-15
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Yes        ☐    No        ☒

As of October 15, 2012 there were 155,612,133 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31,2011 by non-affiliates of the registrant was $63,991,498 based on the closing price of $.61 per share as reported on the OTC Bulletin Board on December 31, 2011 the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

Table of Contents

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

ITEM I: BUSINESS

Organization and Nature of Business

The 2010-2012 Financial Year (FY) in Review

NanoViricides, Inc. is a leading company in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody.

Of note for the fiscal year ending June 30, 2012 is that the Company has made significant progress in advancing our pipeline. In March 2012, we held a pre-IND meeting with the United States Food & Drug Administration (“FDA”)for our anti-influenza drug candidate, NV-INF-1. We obtained valuable advice from the US FDA regarding the requirements for filing an Investigational New Drug (“IND”) for this anti-influenza drug candidate.

Additional major events occurred after the end of the year. In August, 2012, we announced that we were successful in developing an anti-influenza drug candidate that was orally effective. We believe this may be the very first targeted nanomedicine that is available via the oral route. Oral availability of FluCide would open up a much larger market than the injectable version. The Company intends to continue to develop the injectable version for hospitalized patients. For severe, hospitalized cases of influenza, we are developing a concentrated solution that is administered by “piggy-back” incorporation into the standard IV fluid supplement system that is commonly used in hospitalized patients. In addition, we now plan to develop an oral version for out-patients and later also for pediatric patient populations. This oral version will replace the injectable drug that we were developing out-patients.

Another major event also occurred very recently. In September, 2012, we announced that the oral version of FluCide was also highly effective against a different strain of influenza A, viz. H3N2, in addition to the influenza strain of H1N1 that we had been using for development, in the same lethal animal challenge model. This is an important indication that our drug candidates against influenza are indeed broad-spectrum, i.e. capable of combating most if not all influenza viruses. We will need to perform animal studies against a few additional strains of influenza viruses in order to substantiate that this drug is indeed a broad-spectrum drug candidate. Additional studies in cell cultures against different strains of influenza are also planned. All of these studies are necessary for filing an IND application.

This year, we also announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs. Most importantly, a fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. All of the patent applications have been filed internationally. To date 17 patent grants have occurred and additional grants continue as the applications progress through review.

These events have been the result of continuing progress and development work that the Company has been performing through several years. We had undertaken the challenge of developing an orally available anti-influenza drug nearly three years ago. The chemistry work was already completed by June 2012 and the first animal testing results became available in August, 2012.

We are also working on developing cGMP (current Good Manufacturing Practices) manufacturing capabilities for clinical product. A group of private financiers that includes our founder Dr. Anil Diwan has acquired an 18,000 sqft building on 4 acres with possibilities of expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for that purpose. The plans for renovating this building are being drawn up. The project had several changes of scope as a result of the constraints in the current financial markets. A highly optimized floor plan has now been developed and the Company is in the process of guiding the contract proposals and selection of architectural, design and engineering teams. The building construction will be phased based on available financing, with priority for the cGMP facility build-out. The Company is evaluating various options for the cGMP facility build-out. We intend to lease the building from Inno-Haven, LLC. The terms of the lease have not been finalized. We believe that from the time that the proposals are accepted, the cGMP facility can be ready in about one year to begin actual manufacturing. Soon thereafter, the Company will be able to make cGMP-like material using the same processes as c-GMP material but prior to undergoing the FDA registration process. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside contract manufacturers.

While we continue to make significant progress towards human clinical trials and approval of our drug candidates, our programs have been hampered by the weak financial markets that have resulted in substantial limitations on our capital-raising efforts. We have scaled down our programs, particularly the cGMP manufacturing facility program, to meet with these financial challenges.

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May, 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult diseases to tackle. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC). In 2008, we added anti-HIV drug candidates to our growing portfolio. In 2009, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment of recurrent HSV skin infections, such as cold sores and genital warts. Then last year we added drug candidates effective against Dengue viruses to our pipeline. In 2012 we developed an oral version of our anti-influenza drug candidate, Flucide. Thus, in just about five years we have developed a very broad pipeline of drug candidates. We believe that we will have clinically relevant drug candidates in many, if not all, of these disease areas.

Last year we also conducted an anti-HIV study in the standard humanized mouse model in the HIVCide program. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This nanoviricide’s effect was still equal to or better than the same 3 drug HAART cocktail, although we had expected a substantially reduced effect.

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

This year we have successfully developed what may be the first ever orally available targeted nanomedicine, in our Flucide program.

We demonstrated that we can rapidly develop different formulations because of the inherent strength of the nanoviricide platform technology. The technology also enables us to develop nasal sprays and bronchial aerosols. We plan to develop the appropriate formulations as necessary.

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is available. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural novel viral diseases, such as SARS will continue to occur. At present, there is no feasible therapeutic intervention for outbreaks of novel viruses, such as new coronavirus outbreak reported recently.

This year we continued to raise financing successfully, but at a much slower pace than last year. To date, Seaside 88, LP (“Seaside”), has continued its investment in the Company and has invested an aggregate of $20M thus far. On June 28, 2012 Seaside invested an additional $5M with its agreement to purchase the Company’s $0.001 par value Series C Convertible Preferred Stock. With this funding, and our continuing controlled rate of expenditure, as of June 30, 2012, we had $14,274,985 in cash and cash equivalents on hand. This cash reserve now enables us to start moving our drug candidates forward in the US Food and Drug Administration (“FDA”) and International regulatory approval processes.

We now have six commercially significant active, drug development programs: (1)Oral FluCideTM, against all Influenzas, (2)A Piggy-back version of Flucide for hospitalized patients, (3) nanoviricide eye drops against adenoviral EKC and herpes keratitis, (4) HIVCide™-I against HIV/AIDS, (5) HerpeCide™-I skin cream formulation for herpes cold sores and genital warts, and (6) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS). We continue to achieve very strong performance in the testing of these drug candidates. All of our biological testing is conducted by third parties.

We have continued to achieve significant milestones in our drug development activities. All of our drug development programs are presently at pre-clinical stage. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates.

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. In addition, towards the end of this year, we engaged Biologics Consulting Group, Inc., to help us with the FDA regulatory submissions. We are also engaged with Australian Biologics Pty, Ltd to help us with clinical trials and regulatory approvals in Australia. We believe that cGMP-like manufactured product is acceptable for entering human clinical trials in Australia.

Because of the extremely high effectiveness of the nanoviricides drug candidates in animal studies, we believe that a small pilot plant with kilogram production scale cGMP capability should be sufficient to take us through human clinical studies. This is a strategic benefit resulting from our engaging into further optimization of the influenza candidates towards very high effectiveness levels. A smaller plant means lower capital expenditures. The Company continues to seek cash-preserving means of financing for the new lab and cGMP capability. To this end, we plan to apply for Small Business Administration (“SBA”) loans as well as other loans and alternate financing vehicles from investor groups. Our founder, Dr. Anil Diwan, has agreed to provide certain personal guarantees for such transactions. We may also raise additional equity-based financing as needed.

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

A long and sustained effect of HIVCide would lead to improved patient compliance, which is a sought after goal in HIV therapy. With this new study, we believe that we are close to a “Functional Cure” of HIV wherein the patient can take treatment until the viral load is undetectable and then stop treatment until an episode of virus reawakening occurs.

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

In July 2011, we retained the Biologics Consulting Group to help us with our regulatory filings. This led to our pre-IND meeting request to the US FDA in December, 2011, and a pre-IND meeting with the US FDA in March, 2012.

In July 2012, we retained Australian Biologics Pty. Ltd., a regulatory affairs consulting firm, to coordinate the regulatory review and approval to conduct the first human trials in Australia for Flucide™, the Company’s broad-spectrum anti-influenza drug. Australian Biologics will also facilitate clinical trial site(s) selection and development of the clinical trials agreements. Dr. Jim Ackland, the Manager of Australian Biologics Pty, Ltd, has extensive experience in this field. Prior to becoming managing director of this company, he was Vice-President, West Coast and Asia Pacific operations for the Biologics Consulting Group, the Company’s US FDA regulatory affairs consulting group. In the 1990’s, he was the Head of Regulatory Affairs, Vaccines, for the CSL Group in Australia. The CSL Group is a global, specialty biopharmaceutical company that researches, develops, manufactures and markets products to treat and prevent serious human medical conditions.

In August 2012, we reported that oral effectiveness of anti-influenza FluCide drug was demonstrated in a lethal animal model. Certain anti-influenza drug candidates under our FluCide™ program, when given orally, were nearly as effective as when administered as IV injections. Two different anti-influenza drug candidates were tested in Oral vs. IV comparison, and both of them showed similar results that indicated strong oral effectiveness. The results clearly demonstrated that oral administration of both of these FluCide drug candidates resulted in substantially superior animal protection compared to oseltamivir (Tamiflu®), a standard of care for influenza at present. The studies involved the same highly lethal animal model the Company has continued to use for its influenza drug development program.

One of the FluCide drug candidates, when administered orally, enabled the animals to survive as long as 347.4±4.6 hrs. (14.5 days), and when given as an injectable, it allowed the animals to combat the lethal influenza infection for 376.8±7.5 hrs. (15.7 days). Another drug candidate (with a different anti-viral ligand), when given orally, resulted in the animals surviving for as long as 301.3±5.2 hrs. (12.6 days), and when given as a tail-vein injection, for 349.0±3.9 hrs. (14.5 days). For comparison, untreated control animals died in 119.5±1 hrs. (5 days), and oseltamivir (Tamiflu®) treated animals died within just 181.7±4.6 hrs. (7.6 days).

The survival data clearly showed that oral as well as IV administration of FluCide drug candidates was substantially superior to oseltamivir. In addition, they showed that FluCide drug candidates when given orally had substantial efficacy, almost matching the effectiveness of the injectable form given at 0.3X of the oral dosage level.

One of the FluCide drug candidates, when administered orally, resulted in 1.30 log reduction (or 20X reduction) in lung viral load and matched the viral load reduction on the same drug candidate given as an IV injection. Another drug candidate resulted in 1.23 log viral load reduction when given orally and 1.31 log viral load reduction when given as an injectable. In contrast, oseltamivir (Tamiflu®, given orally at 40mg/kg/d) resulted in only 0.6 log viral load reduction (or only 4X reduction) compared to negative controls. These were the results of lung viral load measured at 108 hours post-infection (hpi). Further, at 180 hpi, the lung viral load remained controlled at about the same level as at 108 hpi with the nanoviricide® drug candidates. In contrast, lung viral load in the oseltamivir treated mice increased to the same level as the negative control (infected untreated) animals prior to their death and the oseltamivir group exhibited a survival of only 182±4 hours.

The number of lung plaques and plaque areas (resulting from the influenza virus infection) also were consistent with the data from the lung viral load, and were minimal in the case of the nanoviricide drug candidates whether given as IV or orally. Oseltamivir treatment did not protect the lungs of infected animals anywhere close to the protection afforded by the FluCide drug candidates.

These data clearly demonstrated that both oral and IV treatment with nanoviricide drug candidates protected the lungs of the mice infected with influenza virus equally well. It is also clear that this lung protection was the result of the substantial decrease in the lung viral load. In addition, they show that FluCide drug candidates when given orally had substantial efficacy, almost matching the effectiveness of the injectable form given at 0.3X of the oral dosage level.

In addition to the antiviral effects, the oral FluCide drug candidates also led to generation of a strong antiviral antibody response. Two different anti-influenza drug candidates were tested in Oral vs. IV comparison. One of the FluCide drug candidates, when administered orally, resulted in 1866±90 micro-g/ml-plasma of anti-influenza antibody, and 1258±59 when administered as IV injections. Another FluCide candidate, when given orally, resulted in 1491±37 ug/ml plasma of anti-influenza antibody, and 1151±53 when administered as IV injections. The untreated infected animals had 190±22 ug/ml antibody response, which was the weakest of all, as expected. Of significance, oseltamivir (Tamiflu) resulted in only 950±64 ug/ml level of antibody response, which was far less than the two oral FluCide groups (p-value <0.0003), and also substantially less than the two IV FluCide groups (p-value <0.04). These p-values were determined for a comparison of FluCide groups against the oseltamivir group using the most stringent parameters, viz. two-tailed, paired, t-test. A smaller p-value indicates a greater confidence that the difference in observations cannot be a result of pure chance. These data also indicated that the antibody response was stronger when FluCide was given orally rather than as IV injection.

The generation of a strong antibody response is important. We believe that the strong reduction in viral load caused by FluCide treatment allows the immune system to function normally and generate appropriate antibodies. A strong antibody response implies that the FluCide drug candidates may also be useful as prophylactic therapy of uninfected health care workers and close associates of a patient in addition to treatment of infected patients.

All of these data also clearly demonstrated that both injectable and oral FluCide™ candidates were superior to oral oseltamivir (Tamiflu®, Roche), a current standard of care for influenza, in all parameters evaluated.

No adverse effects were found, indicating that the FluCide dose could be increased further to achieve much greater levels of effectiveness.

The oral FluCide candidate development was the result of chemistry optimization program that the Company has been working on.

In September 2012, we announced that the oral FluCide™ drug candidates demonstrated dramatically improved survival in animals administered a lethal dose of the H3N2 influenza A virus. Animals treated with the oral anti-influenza nanoviricide drug candidates survived for much longer as compared to Tamiflu® treated animals.

In this H3N2 infection study, Animals treated with the best of the oral FluCide™ nanoviricide drug candidates survived 15.6 days while the animals treated with oral Tamiflu survived only 9.6 days. The control animals died within 5 days. The Company has previously reported that animals treated with these same oral anti-influenza nanoviricides protected mice infected with the H1N1 influenza A virus and were similarly substantially superior to oral oseltamivir (Tamiflu).

This is the first demonstration of efficacy of the Company’s FluCide drug candidates against a completely unrelated type of influenza A virus (viz. H3N2) in contrast to the H1N1 Influenza A virus that the Company has used for its recent development work leading to its pre-IND application with the US FDA. H3N2 influenza virus is one of the multiple sub-types of influenza A that cause seasonal epidemics. According to the CDC, influenza causes approximately 36,000 deaths every year in the U.S. alone. The Hong Kong Flu pandemic of 1968-1969, which killed an estimated one million people worldwide, was caused by a variant strain of H3N2. The Company believes an orally administered nanoviricide that protect against multiple influenza virus sub-types would be effective in season after season of influenza epidemics. Such a highly effective, broad-spectrum anti-influenza drug is widely anticipated to be highly successful.

The Company believes that the anti-influenza drug candidates it has developed are broad-spectrum, i.e. they should work against most if not all of influenza viruses. This is because, in spite of mutations and antigenic drift, all influenza viruses bind to the same cell surface receptor called sialic acid, and the Company has developed small chemical ligands that mimic this receptor, to attack the influenza viruses. These ligands are chemically attached to the Company’s polymeric micelle backbones that mimic the cell membrane, to create the nanoviricides. The Company has previously shown effectiveness of its very early anti-influenza drug candidates against two different strains of H5N1 Bird Flu virus in cell culture studies. The Company has since then improved the ligands as well as the chemistries as reported from time to time.

The Company intends to develop data about effectiveness of its drug candidates against certain unrelated influenza A viruses using both cell culture studies and animal models in a reasonable manner. These data will be needed as part of the IND application that the Company is working on. An IND application will be required for the Company to enter into human clinical trials.

Previously, in June 2010, the Company reported successful studies in two different cell culture models of dengue virus type 2 infection. These studies were conducted at the Prof. Eva Harris lab at the UC Berkeley. Our results were later confirmed and extended to animal studies.

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

In June, 2010, we also reported that our anti-HIV drug candidates demonstrated efficacy in the recently completed cell culture studies using two distinctly different HIV-1 isolates. These studies were performed in the laboratory of Carol Lackman-Smith at the Southern Research Institute, Frederick, Maryland. These results corroborating our previous findings in Animal Studies. The Company had reported that its best nanoviricide drug candidate against HIV was more than 25 times superior to a three drug combo anti-HIV cocktail based on biomarker test response in all parameters tested. The parameters included improvement in human T cell populations in the animal model and reduction in HIV viral load. The Company has since performed additional studies to optimize the HIV binding ligand and has found ligands that are superior to the one that yielded these strong results. The Company now plans to deploy this new anti-HIV ligand connected to the full strength polymeric micelle that we have also optimized as a new anti-HIV nanoviricide drug candidate. We plan to test this optimized anti-HIV drug candidate in animal studies. Anti-HIV studies are extremely expensive. As such, the Company’s HIVCide program has been slowed down with the current slow financial markets.

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

In September 2011, we announced that we have selected a clinical candidate, designated NV-INF-1, for FDA submission in our highly successful FluCide™ anti-influenza therapeutics program. The Company submitted a pre-IND application to the FDA for this clinical candidate and held a pre-IND meeting with the US FDA in March, 2012. In addition, the Company is planning a high strength “ piggy-back infusion dosage form for hospitalized patients with severe influenza. The Company will continue the development of these two drug candidates towards an IND, based on the guidance it received in the first pre- IND meeting.

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

This year we have continued to improve our laboratory infrastructure, adding several new instruments and further chemistry capabilities. We have purchased substantial amounts of laboratory equipment for the characterization of our nanomaterials. We are acquiring the capabilities for synthesis, small scale-up, and production of our drug candidates. These are needed for the ensuing development work towards the goal of filing an IND application.

In September 2011, we announced the acquisition by Inno-Haven, LLC of a 18,000 sqft building on 4 acres with possibility of expansion in Shelton, CT. Inno-Haven LLC, a special purpose company formed to acquire the facility, completed the purchase on August 31, 2011. Financing for the acquisition by Inno-Haven was provided by certain private investors that included Anil R. Diwan, PhD. Dr. Diwan is President and Chairman of the Company and Managing Member of Inno-Haven. Dr. Diwan’s part of the financing came from his personal savings, personal borrowings, and a sale of some of his shares of NanoViricides, Inc. received as a founder. In October, 2012, Dr. Diwan completed the programmed sale of the NanoViricides stock that he had obtained as a founder. The Company had agreed to this stock sale in order to help partially offset the costs for the acquisition of a facility and of architectural and engineering design of its renovation. Additionally, Dr. Diwan has agreed to provide personal guarantees, as needed, for certain additional contemplated transactions. The Company has previously announced that it had determined that this financing approach provided the best value for the Company and its shareholders. The Company anticipates that it will be leasing the laboratory facilities and cGMP production facility from Inno-Haven, for the cGMP manufacture of clinical batches of its nanoviricides® drug candidates against various viral diseases. No lease has been signed yet.

We are also making progress in development of our cGMP manufacturing capability. The Company announced in May 2012 that it had appointed Mr. Andrew Hahn to help with the overall design and construction of its laboratory and cGMP pilot production facility. Mr. Hahn recently retired as the Senior Director of Engineering, Pharmaceutical Facilities, Global Engineering, at the Bristol-Myers-Squibb Company Worldwide Medicines Group (BMS). He has almost 30 years of experience in architecture, design and project management in the creation of new and refurbished facilities at Bristol-Myers Squibb Company.

In this year, as in the previous year, we have also made significant strides in achieving exposure for the Company and its technologies. We were invited to present at OneMedForum New York 2011 on June 23rd-24th, 2011 at The Roosevelt Hotel in New York City. We also presented at the Rodman & Renshaw Annual Global Investment Conference in New York City on September 13, 2011. The Company’s President, Dr. Anil R. Diwan, presented our technologies and achievements at the French Biotech Tour Infectious Diseases Meeting held at the MIT Faculty Club in Boston, MA, on September 21, 2011. Dr. Diwan was also invited to participate in the panel on “Nanomedicine and Nanodiagnostics - Innovation, Regulation and Financing.” at the 10th Annual NanoBusiness Conference/NanoManufacturing Summit held at the Seaport World Trade Center in Boston, MA, on September 26, 2011. Dr. Diwan, was also invited to present at the “Partnership Opportunities in Drug Delivery (PODD)” Conference held in Boston, MA, on October 4, 2011, in the “Track 2: Large Molecules and Biologics Delivery”. He was also invited to present an overview of the Company at the 14th Annual BIO CEO and Investor Conference held at the Waldorf-Astoria Hotel in New York City on February 13, 2012. He was also invited to present an overview of the Company at the 21st Annual Meeting of the New York Biotechnology Association (NYBA) in New York City on May 2, 2012.

We believe that these presentations, resulting exposure, and related meetings and discussions have been extremely beneficial to the Company. This exposure as well as our continuing successes in the drug development efforts have enabled us to achieve significant amounts of financing this year.

In addition, the Company announced on October 24, 2011, that information about its novel, proprietary anti-virus platform technology has been published in the book “Bionanotechnology II: Global Prospects.” The chapter entitled “Nanoviricides - A Novel Approach to Antiviral Therapeutics” provides an in-depth presentation of the NanoViricides platform technology.

The Company also announced in May, 2012 that a fundamental patent, on which the nanoviricides® technology is based, is due to be issued in the USA on May 8, 2012. The US Patent (No. 8,173,764) is granted for "Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers." It was issued on May 8, 2012. The patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases. The other national and regional counterparts of the international Patent Cooperation Treaty (“PCT”) application number PCT/US06/01820, which was filed in 2006,. have issued as a Singapore National Patent Publication, a South African patent, and also as an OAPI regional patent covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d'Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. It has also issued as a granted patent in New Zealand, China, Mexico, and Japan. Estimated expiry dates range nominally from 2026 to 2028 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

In addition, the counterparts of the international PCT application PCT/US2007/001607 have issued as a granted patent in New Zealand, OAPI, Pakistan, Australia, South Africa, and Mexico to date. Additional issuances are expected in Europe, USA, and in several other countries around the world. This patent application teaches antivirals based on the TheraCour polymeric micelle technologies, their broad structures and compositions of matter, pharmaceutical compositions, methods of making the same, and their uses. The nominal expiry dates are expected to range from 2027 to 2029.

We have taken an important step towards improving our corporate governance this year. On June 22, 2012, we appointed Mr. Stanley Glick, CPA, as an independent Director of the Company and the Chairman of its Audit Committee. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT.

The Company has been successful in raising necessary funds this year as well as last year, albeit at a slower pace.

In July 2011, the Company consummated a closing with Seaside 88, LP, a Florida limited partnership (“Seaside”), on Seaside’s purchase of an additional $2.5M of the Company’s Series B Convertible Preferred Stock. This purchase was subsequent to the April 19, 2011 closing of $2.5M. On April 19, 2011, NanoViricides entered into a Securities Purchase Agreement with Seaside for the purchase and sale of 250,000 shares of its Series B Preferred Stock at the purchase price of $10.00 per share. Pursuant to said Agreement, Seaside also agreed to purchase an additional $2.5M of the Company’s Series B Convertible Preferred Stock within 14 weeks of that closing date. The Series B Preferred Stock is convertible into a number of shares of the Company’s common stock every two weeks. The converted shares are estimated to represent less than five percent of the 10-day trading volume of the Company’s stock (OTC BB: NNVC), based upon current data. Of the shares purchased, 40,000 shares of the Series B Preferred Stock will be automatically converted into common stock every two weeks. The conversion factor shall equal the purchase price of $10 per share of the preferred stock, divided by the lesser of (i) the ten day daily volume weighted average of actual trading prices (“VWAP”) of the common stock multiplied by 0.85; or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. In addition, the unconverted shares of the Series B Preferred Stock will accrue a dividend at a 10% annualized rate. The accrued dividend shall be payable in common stock at the time of each conversion. The Company does not pay a dividend on the shares of its common stock or the shares of its Preferred Series A stock, and will not be able to pay any dividend on these securities while any shares of the Series B Preferred stock remain unconverted. The shares of Series B Preferred Stock and the shares of common stock underlying the Series B Preferred Stock and the dividend earned on it were offered pursuant to an effective shelf registration statement. The Series B Preferred Stock does not have any voting rights except as set forth in the Certificate of Designation, as amended, creating the stock. Midtown Partners & Co., LLC, acted as the placement agent for this transaction. Midtown received a cash placement fee of 6%. A shelf registration statement relating to the shares of common stock underlying the shares of preferred stock issued in the offering has been filed with the Securities and Exchange Commission (the “SEC”) and has been declared effective. A prospectus supplement relating to the current transaction has been filed by NanoViricides with the SEC.

On November 2, 2011 the Company received a financing of $5M from Seaside 88, LP. The first tranche of $2.5M was received immediately upon closing. The Company received the second tranche of $2.5M on February 7, 2012 The terms of this financing were substantially similar to the terms of the previous financings by Seaside 88.

On June 28, 2012, the Company raised a financing of $5M, drawing down on its previously announced universal registered shelf “Form S-3” offering. The Company received this financing from a single investor, Seaside 88, LP (“Seaside”), a Florida limited partnership. On June 28, 2012, the Company received $2.5M upon closing, with a net of approximately $2.32M after deducting brokerage commission and expenses. NanoViricides has entered into a securities purchase agreement with Seaside for the purchase and sale of up to 5,000 shares of its newly created Series C Preferred Stock at the purchase price of $1,000 per share. Seaside purchased an initial 2,500 shares of the Company’s Series C Preferred Stock at the purchase price of $1,000 per share for an aggregate purchase price of $2,500,000. A certain number of the preferred C shares will convert to common stock automatically every 14 days. The amount of common stock issued at each conversion will be equal to 15% of the average volume of common stock traded in the previous two weeks, plus common stock resulting from conversion of accrued dividend. The Series C Preferred Stock is convertible into a number of shares of the Company’s common stock every two weeks. Of the shares purchased, a certain number of shares of the Series C Preferred Stock will be automatically converted into a certain amount of common stock every two weeks beginning June 28, 2012. The amount of common stock to be issued is calculated as 15% of the average trading volume of the Company‘s shares in the previous 10 days of trading. The conversion price of the common stock at the conversion is calculated as the lesser of (i) the ten-day daily volume weighted average of actual trading prices (“VWAP”) of the common stock multiplied by 0.85; or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. The total dollar amount of common stock converted is divided by the $1,000 purchase price of the Preferred Series C shares to arrive at the number of series C shares converted. In addition, the unconverted shares of the Series C Preferred Stock will accrue a dividend at a 10% annualized rate. The accrued dividend is payable in common stock at each conversion at the same price of conversion as above. The Company does not pay a dividend on the shares of its common stock or the shares of its Preferred Series A stock, and will not be able to pay any dividend on these securities while any shares of the Series C Preferred stock remain unconverted. The shares of Series C Preferred Stock and the shares of common stock underlying the Series C Preferred Stock and the dividend earned on it were offered pursuant to an effective shelf registration statement. The Series C Preferred Stock does not have any voting rights except as set forth in the Certificate of Designation, as amended, creating the stock. Midtown Partners & Co., LLC, acted as the placement agent for this transaction. Midtown received a cash placement fee of 6%. A shelf registration statement relating to the shares of common stock underlying the shares of preferred stock issued in the offering has been filed with the Securities and Exchange Commission (the “SEC”) and has been declared effective. A prospectus supplement relating to the current transaction has been filed by NanoViricides with the SEC. The Series C Preferred stock limits the conversion based on the dollar volume in the market thus limiting dilution to our shareholders.

To date, the investor firm Seaside 88, LP, has invested $22.5M into our Company, drawing down from our “Universal Form S-3 Shelf Registration” which has been effective since April 29, 2010. This financing vehicle has enabled us to keep dilution to existing shareholders to a minimum. With this funding, and our continuing controlled rate of expenditure, we now have over $14M cash in hand. This cash reserve now enables us to start moving our drug candidates forward in the US FDA and International regulatory approval processes.

With these successful financing efforts, and our continued low rate of expenditure, the Company estimates that it now has cash in hand sufficient for more than eighteen months of further R&D and operating expenses. In addition, the Company has successfully achieved the goal of securing a building for a new lab facility and cGMP capability without any capital expenditures. We intend to seek similar financing avenues to enable cGMP capability without incurring large capital expense.

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

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $22,894,827 at June 30, 2012. For the year ended June 30, 2012 the Company had a net loss of $6,155,084. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Glossary of Terms

Nano - When used as a prefix for something other than a unit of measure, as in "nanoscience," nano means relating to nanotechnology, or on a scale of nanometers (one billionth of a meter or greater).

Viricide - An agent which reliably deactivates or destroys a virus.

Nanoviricide ® – An agent which is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company's patent-pending and proprietary technologies.

Ligand - A short peptide or chemical molecule fragment that has been designed to specifically recognize one particular type of virus.

Micelle - an aggregate of molecules in a solution, such as those formed by detergents.

Nanomicelle - Micelles on the scale of nanometers.

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

In addition, this year we have signed an agreement with the Biologics Consulting Group (BCG), Alexandria, Virginia, to help us with the US FDA applications processes, and with the development of applications as well as drug development programs, as needed. We have also signed an agreement with Australian Biologics Pty, Ltd. to help us with the regulatory processes in Australia

We have additional collaborations in the process of formalization. We typically employ more than one external laboratory to perform testing for a particular disease agent in order to limit possible laboratory level bias. We previously had a collaborative research agreement with the Walter Reed Army Institute of Research (WRAIR), Dr. Putnak Lab, for work on dengue viruses. This agreement has since lapsed, but we believe it can be reactivated at an opportune time.

We have developed lead drug candidates against a number of viral diseases. Proof-of-principle efficacy studies in animals have been conducted successfully in many of these. We have declared a clinical candidate for influenza, NV-INF-1, We have developed orally active form of this anti-influenza drug candidate subsequent to the FY.

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

A nanoviricide is designed as a flexible material, that self-assembles, at about the same size scale as a typical virus particle. The flexible material we use is one type of a special polymeric material called TheraCour®, invented by the Company’s founders. It assembles in solution into a flexible ball, somewhat like a ball of hair. We call this a nanoviricide micelle, or “nanomicelle” for short. On first contact with a virus particle, a nanoviricide micelle may bind to a virus particle because of specific interaction between a ligand attached to the nanoviricide and the glycoproteins on the virus surface. This may cause the flexible nanoviricide to reach very close to the virus surface, leading to additional ligands binding to additional viral coat proteins, in a mode called “cooperative binding”. Cooperative binding is a well-known natural process that forms the basis of biological recognition such as antibody-antigen binding, DNA hybridization, and protein assembly, among others. Eventually it is thought that the interior of the nanomicelle, which is lipidic (oil-like) in nature, would fuse with the exterior lipidic coat of the virus particle. This lipidic fusion is also a well-known natural process. Such fusion may lead to the flexible nanomicelle spreading onto the virus surface much like an oil-slick covering a golf ball. In the process, the coat proteins that the virus uses for binding to cells may be expected to become unavailable, and are also likely to even get stripped off completely. The virus particle would then be rendered incapable of binding to a cell, and thus no longer infectious or capable of causing disease or of making copies of itself. We call this the “active view” of how a nanoviricide may work.

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

The NanoViricides’ Technology and Approach

Nanoviricide drugs, which are presently in a preclinical stage of development, are designed to lead to reduction in viremia by a set of novel, multiple, concerted, mechanisms:

1.	Each nanoviricide drug is designed as a specifically targeted antiviral agent for a particular type of virus or group of viruses. Often side effects of a drug may be correlated with non-specific interactions with the host cells, tissues, and organs. Most existing anti-viral agents are known to have non-specific effects against both host cells and viral machinery at the same time. Most existing anti-viral agents act inside human cells. It is believed that this intracellular mechanism leads to significant opportunities for non-specific effects against host cells. Nanoviricides, on the other hand, are designed to work directly against virus particles in bodily fluids. The Company believes that this approach may make nanoviricides inherently safer than existing approaches.

2.	A nanoviricide is designed to seek and attach to a specific virus particle, engulfing the virus particle in the process, thereby rendering it incapable of infecting new cells, and disabling it completely. This suggested mechanism of action comprises much more than what the current entry and fusion inhibitors are expected to do. The fusion and entry inhibitors do not completely cover the virus particle and likely block only a few sites on the virus particle, which means the virus particle may still be capable of infecting cells using its unblocked attachment sites. In contrast, a nanoviricide is expected to engulf the virus particle completely, because of its larger size and flexible nature, thus disabling the virus particle completely. The action of a nanoviricide, if it works as designed, in this regard may be expected to be superior to antibody agents that attack viruses . Antibodies, being large, are expected to block relatively greater portions of the virus particle surface compared to small molecule entry inhibitors. However, antibodies depend upon the human immune system responses for clearing up the virus particle. In contrast, nanoviricides are thought to be capable of acting as completely programmed chemical robots that finish their task of destroying the virus particle on their own.

3.	A nanoviricide is designed to be capable of encapsulating an active pharmaceutical ingredient (API) in its core, or “belly”. This is expected to reduce toxic effects of the API. Such encapsulating methods are currently being used in anti-cancer therapy and have shown reduced toxicity as well as increased efficacy (see http://nihroadmap.nih.gov/nanomedicine/).

4.	A nanoviricide is designed to deliver any encapsulated API directly into the core of the virus particle. This is proposed to result in maximal effect against the anti-viral targets, such as the viral genomic materials. Our goal for this specifically targeted delivery of the API is to minimize toxic effects and also improve efficacy of the API. (see http://www.nci.nih.gov ).

5.	With this concerted targeted set of mechanisms, our objective is for the nanoviricide to be programmed to (a) prevent the virus particle from being able to infect new cells, (b) dismantle the virus particle, and (c) destroy the genetic material of the virus particle, thereby completely destroying the target. Our complete systems engineered approach to anti-viral therapy is in stark contrast with the current piece-meal approaches. Current drug therapies often have extensive toxicities, limited efficacies, and generation of mutants (mutated viruses) through selective incomplete pressure applied by the therapeutic regime onto the virus.

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

We currently have, in early, active development, products against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), common seasonal human Influenzas, (2) HIV (3) Eye drops against viral diseases of the eye such as conjunctivitis and keratitis, (4) Herpes virus cold sores and genital Herpes, and (5) Dengue viruses. In addition, we have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers. We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

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

Commercially High Priority Drug Development Programs

To date, the Company has developed drug candidates against five virus types/disease areas with strong commercial prospects. These include Influenza, HIV, viral diseases of the external eye, Herpes Cold Sores and Genital Herpes, and Dengue viruses. The market size for HIV is estimated to be $21 billion in 2013. The market for influenza drugs is estimated at about $7 billion. The eye drops topical viricide market size is estimated to be in the billions of dollars. In addition, the herpes cold sores and genital herpes market size is in several billion dollars. The market for Dengue is also estimated to be in the billions of dollars because of the large extent of population exposed worldwide to the possibility of severe dengue disease.

One Influenza Drug Against All Influenzas: “H1N1 Swine Flu”, Common Influenzas, High Path Avian Influenzas, Bird Flu, Epidemic and Pandemic Influenzas

Our FluCide(™) program lead drug candidate has shown efficacies animals that far exceed that of known drugs such as Oseltamivir (Tamiflu®, Roche) against common influenza in an animal model. We have consolidated all of our influenza drug programs into a single, broadly active, yet highly effective, pan-influenza FluCide program. The new FluCide is expected to be highly active against all influenzas, including highly pathogenic strains such as H5N1, the novel H1N1/2009 Mexico/California “Swine Flu” epidemic strain, H3N2, H7N, and H9N among others. We are currently developing a single drug for all influenzas, whether pandemic, epidemic, seasonal, novel, emerging, human, swine, or avian. We are developing an orally available form of FluCide for out-patients. In addition, we are developing a sterile concentrated solution that is suitable for “piggy-back” infusion for the treatment of hospitalized patients with influenza or influenza-like-illness. We have declared a clinical candidate for influenzas.

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

In September 2012, we demonstrated oral efficacy of our anti-Influenza drug candidates against two different viruses namely H1N1 and H3N2. With these developments, the Company now intends to develop an oral influenza drug for out-patients. In addition, the Company intends to continue its injectable drug development as “piggy-back” infusion solution for hospitalized patients.

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

We have executed a Master Service Agreement (MSA) with Southern Research Institute, Infectious Diseases Division, Frederick, MD (SRI-F) to conduct these studies. SRI-F is a well-established Contract Research Organization (CRO) that has developed, conducted, and published in scientific journals on standardized study protocols for various mechanisms of anti-HIV action, including microbicides, antibodies, and small chemical therapeutics. We are also planning additional animal studies of these drug candidates. We are also planning additional animal model studies of the HIVCide(™) lead drug candidate.

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

We have designed additional novel ligands to attack the HIV gp120 at its CD4 binding sites. In order to discriminate the comparative effectiveness of different nanoviricides in the humanized mouse model, we synthesized nanoviricides with reduced ligand density than in our previous study. A new study revealed that one of these nanoviricides was as effective as the three drug HAART cocktail (AZT, 3TC and Efavirenz) in the humanized mouse model. What is more, this drug kept the viral load at a sustained low level until at least 28 days after last drug dose. This sustained drug effect is a very important benefit especially for HIV/AIDS patients. We believe that we may have a “functional cure” for HIV/AIDS.

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

Thus, treatment with the optimized FluCide drug candidates appeared to protect against the complete cycle of influenza virus infection, virus expansion and spread of infection in the lungs that follows the initial virus infection. In addition, possibly as an effect of keeping the viral infection controlled, treatment with nanoviricide drug candidates also appeared to protect against the damaging effects of overactivation of the immune system, including leukocyte penetration, eosinophil expansion, and lung damage. Thus, the nanoviricide drug candidates appear to control the viral load infection strongly thereby protecting the patient from the potentially fatal “cytokine storm” syndrome.

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

In a preliminary rabbit eye animal study, we tested two different nanoviricides against EKC caused by infection with Adenovirus 5, a well-known causative agent. The virus was supplied by the CDC. Controls of uninfected, untreated eyes, of infected, untreated eyes, and of infected eyes treated with the standard eye wash formulating solution, were also part of the experiment. Treatment with eye drops of nanoviricides was started 15 hours post-infection, well after the disease had set in, and was continued twice a day for ten days. On the third day, eyes treated with nanoviricide B were completely cleared up with no redness, stickiness, exudate, or furry eyebrows. The other nanoviricide was slightly less effective. The eyes in control groups in contrast showed all classic signs of infection throughout the due course of disease. Further examination has indicated that treatment with nanoviricide B resulted in all eyes being completely free of sub- epithelial filtrate and immuno-precipitate formation, whereas eyes in the control groups exhibited SEI and immuno-precipitates as expected.

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

The HIV-1 isolate Ba-L was the same as that employed in the Company’s previously reported animal model studies. This virus binds and infects cells expressing the human receptor CCR5 in addition to the well-known receptor CD4. In contrast, HIV-1 IIIB is a CXCR4-tropic virus that infects cells expressing the human receptor CXCR4 in addition to the receptor CD4. The same viral gp120 or SU glycoprotein is involved in binding to both co-receptors, viz. CD4 and either CCR5 or CXCR4. HIV that binds to CD4 and to at least one other co-receptor, such as CXCR4 or CCR5, results in productive infection leading to disease, and eventually AIDS.

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

Currently there are no approved vaccines for the prevention of dengue, nor drugs for treatment of dengue virus infection. The worldwide market size for an effective anti-dengue treatment may be as large as that for Hepatitis C virus treatment, reaching billions of dollars, based on current population exposure data. Dengue, dengue hemorrhagic fever and dengue shock syndrome are emerging as serious global health problems. Dengue is endemic throughout much of the world and now threatens over 3 billion people world-wide or 40% of the world’s population. Because of its world-wide distribution, dengue is considered an emerging threat in the United States. Dengue is officially considered a “neglected tropical disease” by the World Health Organization. About 50-100 million people are infected by dengue virus every year. Recently, the government of Cali, Columbia declared a dengue emergency because of the number of dengue infections and deaths. Globalization and climate change along with changes in the ecology of the virus-carrying mosquito are accelerating the spread of the virus. Without proper treatment, DHF fatality rates can exceed 20%. (Source: WHO Dengue and dengue hemorrhagic fever Fact Sheet No. 117, March 2009; http://www.who.int/mediacentre/factsheets/fs117/en/ ).

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

The Company plans to improve the drug candidates further. Ebola is a very “smart” virus. In order to evade the antibody response, it creates portions of its glycoprotein that is on the virus surface in copious quantities and exudes them. The soluble glycoprotein serves as a decoy reducing the effectiveness of neutralizing agents such as antibodies. The success of nanoviricides in cell cultures as well as the limited success achieved in the very first animal study is in spite of these effects. We therefore are confident that a Broad-Spectrum anti-Ebola effective nanoviricide that works against all Ebola and Marburg virus types, as well as possibly several other hemorrhagic viruses that bind to cells through similar mechanisms is quite feasible.

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

It must be stressed that the results discussed above were very preliminary and similar results may not be found on retesting. However, further repeat studies will be necessary to substantiate and many validate these results.

In statistics, a result is called significant if it is unlikely to have occurred by chance. "A statistically significant difference" simply means there is statistical evidence that there is a difference; it does not mean the difference is necessarily large, important or significant in the usual sense of the word. For a detailed discussion of the significance of the p-value, please see http://en.wikipedia.org/wiki/P-value ..

In traditional frequentist statistical hypothesis testing, the significance level of a test is the maximum probability, assuming the null hypothesis, that the statistic would be observed. Hence, the significance level is the probability that the null hypothesis will be rejected in error when it is true (a decision known as a Type I error). The significance of a result is also called its p-value; the smaller the p-value, the more significant the result is said to be. Significance is represented by the Greek symbol, α (alpha). Popular levels of significance are 5%, 1% and 0.1%. If a test of significance gives a p-value lower than the α-level, the null hypothesis is rejected. Such results are informally referred to as 'statistically significant'. For example, if someone argues that "there's only one chance in a thousand this could have happened by coincidence," they are implying a 0.1% level of statistical significance. The lower the significance level, the stronger is the evidence.

A very small α-level (e.g. 1%) is less likely to be more extreme than the critical value and so is more significant than high α-level values (e.g. 5%). However, smaller α-levels run greater risks of failing to reject a false null hypothesis (a Type II error), and so have less statistical power. The selection of an α-level inevitably involves a compromise between significance an d power, and consequently between the Type I error and the Type II error.

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

Economists at Duke University, who proposed the voucher concept in 2006, have calculated that reduction of the FDA approval time from 18 to six months could be worth more than $300 million to a company with a top-selling drug with a net present value close to $3 billion. At this level, the voucher would be expected to offset the substantial investment and risk required for discovery and development of a new treatment for a neglected tropical disease. (David B. Ridley, Henry G. Grabowski and Jeffrey L. Moe, "Developing Drugs For Developing Countries", Health Affairs, 25, no. 2 (2006): 313-324; doi: 10.1377/hlthaff.25.2.313; © 2006 by Project Hope. and ( http://blogs.cgdev.org/globalhealth/2007/10/fda_priority_review.php ).

While there is no indication whether NanoViricides, Inc. can obtain priority review for its drugs against neglected tropical diseases, the high efficacies of our drug candidates lead us to believe that this may be possible. FDA awards priority review status on the basis of several criteria. NanoViricides, Inc. is currently working on several neglected tropical diseases, including Dengue fever viruses, rabies, Ebola/Marburg viruses, among others. Of these, Dengue viruses are explicitly included in the list under this Public Law, and the remaining viruses are eligible for similar treatment according to the language in the Public Law, at the discretion of the Secretary of Health (Food and Drug Administration Amendments Act of 2007, P.L. 110–85, Sept. 27, 2007, http://www.fda.gov/oc/initiatives/fdaaa/PL110-85.pdf ).

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

Development costs charged by TheraCour Pharma, Inc. for the year ended June 30, 2012, 2011 and 2010 were $2,965,030, $1,250,901 and $1,086,927 respectively, and $6,617,004 since inception. As of June 30, 2012, pursuant to its license agreement, the Company has paid a security advance of $281,775 to and held by TheraCour Pharma, Inc. which is reflected in prepaid expenses.

No royalties are due TheraCour from the Company’s inception through June 30, 2012.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 21.44% of the Common Stock of the Company.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s outstanding Common Stock and 7,000,000 shares of the Company’s Series A Convertible Preferred Stock as of June 30, 2012. The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the TheraCour® technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities.

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

Dr. Krishna Menon is the Company’s Consulting Chief Regulatory Officer, a non-executive officer position.

Since inception, lab fees charged by KARD Scientific for services to the Company total $1,860,037.

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

Background: Influenza

Seasonal Influenza

Seasonal influenza, commonly known as the common flu, is a viral infection characterized by symptoms including fever, cough, sore throat, fatigue, headache, and/or chills. According to the U.S. Centers for Disease Control and Prevention (“CDC”), ( www.cdc.gov ), an estimated 5% to 20% of the American population suffers from influenza annually, more than 200,000 people are hospitalized from flu complications, and approximately 36,000 people die from the flu in the US. The worldwide death toll is estimated at upwards of 200,000 per year. Influenza is particularly dangerous to the elderly, young children and people with certain chronic health conditions. Outbreaks of seasonal flu tend to follow predictable patterns usually occurring in the winter. New vaccines are developed annually based on known flu strains and are usually available for the annual flu season. There are also antiviral treatments available for the treatment of people infected with the influenza virus.

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

The United States Center for Disease Control has recently declared that the United States is now free of canine rabies, although dogs and humans may still get rabies from other animals such as bats, raccoons, and skunks ( http://cdc.gov/news/2007/09/canine_rabies.html ). In addition, the World Health Organization has recently declared that the world will be free of canine rabies by the middle of the next decade. Thus the commercial potential, for the Company, of a rabies drug is uncertain.

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

Products

NanoViricides, Inc. currently has no products for sale.

The following table summarizes NanoViricides active development projects as of June 30, 2012.

Table 1. Products in Development
	Project	Virus	Description	Development Stage
1	FluCide(™)	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Preclinical
2	HIVCide (™)	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical
3	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical
4	HerpeCide (™)	HSV-1, HSV-2	Herpes “Cold Sores” and Genital Herpes, Topical Cream and Gel Formulations	Preclinical
5	DengueCide(™)	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical
6	RabiCide (™)	Rabies	Anti-Rabies nanoviricide	Preclinical; Background Project
7	Nanoviricide against Ebola/Marburg	Filoviruses (Ebola, Marburg, various strains)	Broad-Spectrum nanoviricide against all strains of Ebola and Marburg filoviruses	Preclinical; Background Project
8	HepCCide (™)	HCV	Anti-HCV nanoviricide	Project on hold

 FluCide , is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti- influenza nanoviricide. It is based on ligands that we have developed through rational drug design. These ligands are based on a well-known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces. Our broad-spectrum ligand used in FluCide is based on the sialic acid expressed by cells. Therefore, it is expected to work well against all of the influenza viruses. Since all influenza viruses, no matter what type (A, B, C), which subtype (e.g. HxNy of Influenza A), or clades, or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses must bind to our ligand. If an influenza virus escapes FluCide, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals.

HIVCide , is our first announced drug project against HIV-I. Our first HIV drug to be developed is a targeted nanoviricide against HIV and is engineered with specific recognition ligands that allow multiple point binding to inactivate HIV virus in the bloodstream.

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

RabiCide , a nanoviricide against Rabies finished its first set of animal studies in the first quarter of 2007 in Vietnam. The candidate ligands for this nanoviricide were designed by the Company using publicly available information regarding the interaction of the rabies virus with cells. The Company has slowed down its development programs in NTDs and BioDefense areas during the economic crisis of the last year in order to conserve resources.

Nanoviricide against Ebola/Marburg - Our collaboration with USAMRIID for the development of a nanoviricide against Ebola/Marburg has resulted in significantly active drug candidates. We plan on further improving these drug candidates. We continue our efforts at obtaining federal funding for this project.

HCV - A Hepatitis C nanoviricide is planned for research and development to begin after we have an optimized drug candidate for Dengue Fever. The Company has not yet sourced the materials to target this disease. The cell culture models available for HCV are very limited in nature. In particular, their application to study relative efficacies of virus neutralizing drugs is not well established. The in vivo studies against HCV require specialized animal models. A highly specialized mouse model with a human liver xenograft has become available for HCV studies. However, the studies take a very long time and also are very expensive. The Company has only begun the early stages of a plan to develop nanoviricides against Hepatitis C. This project continues to be of major commercial interest. However, we plan to tackle it when appropriate levels of funding resources are available to the Company.

Drug Formulations

We have successfully formulated nanoviricides as eye drops, as IV injections and as skin creams and gels. We choose the formulation and route of administration that is expected to provide the best outcome for a particular viral disease, based on disease pathology. It is possible to administer nanoviricides drugs using other approaches as well.

Recently, we have been successful in developing nanoviricides against influenza that demonstrated very high effectiveness when given orally. This may be the very first time orally active targeted nanomaterial-based drug candidates have been developed and shown to have efficacy in animal models.

Development Stage of Products

Our Influenza program is the most advanced and we anticipate filing a pre- IND application with the FDA soon. We will need cGMP drug product for filing an IND and conducting clinical trials in the future. [cGMP = current Good Manufacturing Practices]. We are aggressively working on developing cGMP capability for our nanoviricides drug product lines.

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

Manufacturing of Drugs

Subsequent to our fiscal year ended June 30, 2012, we have initiated lease discussions with Inno-Haven, LLC, a special purpose company formed for the purpose of real estate acquisition and improvements, which has acquired a light industrial building in Shelton, CT. Inno-Haven is controlled by Dr. Anil R. Diwan. The financing for this acquisition was raised by Dr. Diwan through his personal funds, borrowings, other private investors, and partially through the sale of NanoViricides stock that he has acquired as a founder of NanoViricides, Inc. in accordance with a 10b5-1 trading plan. Inno-Haven is expected to perform improvements to the facility to enable modern laboratory space and cGMP facilities for the manufacture of the Nanoviricides’ drug candidates. No lease agreement has been signed to date.

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

Certain FDA regulations enable the use of research products produced in a non-GMP-certified facility for certain human studies, provided the materials and production facility meet certain standards. The Company may be able to take advantage of these regulatory amendments in order to advance our drugs into IND stage and first-in-human studies more rapidly. Several countries in the world allow “c-GMP-like” materials to be used for early human clinical trials. We believe that Australia is one of them. A “c-GMP-like” material can be loosely defined as material that is produced in a c-GMP compliant facility that has not yet undergone FDA registration as a cGMP drug manufacturing facility.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $$2,965,030 and $1,250,901 and $1,086,927 for the years ended June 30, 2012 and 2010, respectively and $6,617,004 since inception through June 30, 2012. No royalties are due or have been paid from inception through June 30, 2012.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s 155,612,193 outstanding shares of common stock and 7,000,000 shares of our Series A Convertible Preferred Stock as of June 30, 2012. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately seventy percent (70%) of the outstanding capital of TheraCour Pharma., Inc.

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

Table 2: Intellectual Property, Patents, and Pending Patents Licensed by the Company

Table 2: Intellectual Property, Patents and Pending Patents Licensed by The Company
	Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
1	US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].
2	PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT U.S. Issuance:May 8, 2012.	October, 2028 (estimated)	Applications are in various prosecution stages. Eight of these have been issued	TheraCour Pharma, Inc. [Exclusive License].
3	PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2027 (estimated)	Applications are in various prosecution stages. Six of these have been issued	TheraCour Pharma, Inc. [Exclusive License].

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

The counterpart of PCT/US06/01820 has issued as a Singapore National Patent Publication, a South African patent, and also as an OAPI regional patent covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d'Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. It has also issued as a granted patent in New Zealand China, Mexico, Japan, and the USA. The US expiry date is estimated at October, 2028. Other expiry dates range nominally from 2026 to 2028..

The counterpart of PCT/US2007/001607 has issued as a granted patent in New Zealand, OAPI, Pakistan, , Australia, South Africa, and Mexico to date. The nominal expiry dates are expected to range from 2027 to 2029.

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

Competition

Our products in development target a number of diseases and conditions that include several different kinds of viral infections. There are many commercially available products for these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and extensive marketing and manufacturing organizations. If we are able to successfully develop products, they would compete with existing products based primarily on:

●	efficacy;
●	safety;
●	tolerability;
●	acceptance by doctors;
●	patient compliance;
●	patent protection;
●	ease of use;
●	price;
●	insurance and other reimbursement coverage;
●	distribution;
●	marketing; and
●	adaptability to various modes of dosing.

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

There are currently no approved drugs for the treatment of viral diseases of the external eye. A drug in development, called CTC-96, was shown to have little clinical benefit in published animal studies. Another drug in development, an Aganocide(tm) compound from NovaBay Pharma in collaboration with Alcon is in Phase II clinical studies. Alcon (a division of Novartis) discontinued further development of this drug following mixed results in a Phase II clinical trial. NovaBay has regained the rights to it and has continued further development. Aganocides, by virtue of their chemical structure, are generally not expected to be useful for any applications other than topical.

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

Reports to Security Holders

As a result of its filing of Form 10-SB and listing on the FINRA OTC Bulletin Board, the Company has become subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site ( http://www.sec.gov ) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its Web site at www.nanoviricides.com . Information included on the Web site is not part of this Form 10-K.

Website

Our website address is www.nanoviricides.com ..

We intend to make available through our website, all of our filings with the Commission and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

Our Information

Our principal executive offices are currently located at 135 Wood St. West Haven, Connecticut 06516 and our telephone number is (203) 937-6137. We can be contacted by email at info@nanoviricides.com .

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

Risks Specific to Our Business

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2012 we have a cash and cash equivalent balance of $14,274,985. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $29,424,116 at June 30, 2012. Such losses are expected to continue for the foreseeable future. As a result of recent financing, the Company estimates that it has sufficient cash to support current operations through the next six quarters, i.e. through June , 2014.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2012 we have a cash and cash equivalent balance of $14,274,985 which combined with the follow on offering of $2,500,000 to be obtained through the sale of the Company’s Series C Convertible Preferred Stock, after the close of the Company’s year-end, will be sufficient to fund our operations for the next twenty four months at the current rate of expenditures. We expect to incur additional costs of approximately $10~15 million dollars in the upcoming twenty-four months to construct or obtain facilities to support an investigational new drug application filing with the FDA in accordance with our business plans.

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

In accord with our work-plan we filed a pre-IND application with the US FDA, and held a meeting with the US FDA for our anti-influenza drug candidate, NV-INF-1 in March, 2012. Subsequent to that, we have a developed an orally available anti-influenza drug candidate based on our nanoviricides technology. This may be the first time ever that a targeted nanomedicine with activity when given orally has been developed and such activity demonstrated in vivo. We are now performing certain preclinical animal studies on this drug candidate. A set of these studies is designed to evaluate the safety and toxicology in animal models. Another set of the studies is designed to evaluate the pharmacokinetics and pharmacodynamics of the drug in animals. In addition, we have begun to perform efficacy studies using multiple different unrelated types and subtypes of influenza viruses in order to assess the broad-spectrum anti-influenza activity of our drug candidates. The efficacy studies are being performed in various in vitro (cell culture) models as well as in vivo (animal) models. In addition, we are performing certain chemical and physical characterizations, chemistry synthesis process optimizations, and quality control and quality assurance studies. Further, we need to scale up the syntheses to a larger scale of about 1kg. These chemistry, characterization, manufacturing, and quality studies will form part of the CMC package (Chemistry, Manufacturing, and Controls). The data will then be used to file an IND application or its overseas equivalent, towards the goal of obtaining regulatory approval for testing the drugs in humans.

On July 23, 2012 the Company announced that it had retained Australian Biologics Pty. Ltd, a regulatory affairs consulting firm, to coordinate the regulatory review and approval to conduct the first human trials in Australia for Flucide™, the Company’s broad spectrum anti-influenza drug. Australian Biologics Pty. Ltd will also facilitate clinical trial site selection and development of clinical trial agreements which we intend to pursue. The Company has previously retained the Biologics Consulting Group for helping us formulate our regulatory strategy, design the studies to be performed, and develop the IND application for submission to the US FDA.

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

We have expended $ 18,479,356 on research and development from inception through June 30, 2012.

We have an R&D and other costs budget of $4,500,000 for the next 12 months. In the last three years we have established lead compounds against a number of viral diseases and completed proof of principle studies against a number of viral diseases. We now have lead drug compounds against all Influenzas, HIV, Viral diseases of the Eye, Oral and Genital Herpes, and Dengue viruses. We are currently working on identifying and establishing collaborations with pharmaceutical companies as well as government institutions for the purpose of co- development of these products. Notwithstanding these efforts, we will continue the development of these drugs, as well as our other drug development endeavors that include Rabies, Dengue viruses, and Ebola/Marburg viruses.

The Company has the cash on hand to complete the budgeted R&D work through June 30, 2014 at the current rate of expenditures. Should the pre-clinical studies of our Influenza, HIV, Viral diseases of the Eye, and Oral and Genital Herpes drugs meet management’s expectations the Company will require substantial additional funding to take any one or more of these drugs into ND filing(s) with the FDA. The Company projects it will need an additional $15 million for the costs of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies required for filing an IND and for constructing or obtaining facilities to support such application.

The Company will be unable to proceed with its business plan beyond June 30, 2014, without obtaining additional financing of approximately $3 - $5 million to support its budgeted Research and Development and other costs.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others with which we have entered into licensing agreements. We have exclusively licensed patent applications from TheraCour Pharma, Inc. and expect to file patents of our own in the coming years. There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

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

We license our core technology from TheraCour Pharma Inc. and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates .

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $6,617,004 since inception through June 30, 2012. No royalties are due to TheraCour from the Company’s inception through June 30, 2012.

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

The Company believes its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board, are critical to the success of the Company as well as the terms of the employment agreements between them and the Company:

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board. Both agreements provide a minimum annual base salary of $250,000 for a term of four years. In addition, Dr. Seymour and Dr. Diwan were eligible for an increase in base salary to $275,000 once the Company consummated a financing with gross proceeds of at least $5,000,000. Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc. which owns approximately twenty-one and forty four one hundredths percent (21.44%) of our Common Stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction which has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

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

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. is developing IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of influenza. Peramivir is approved in Japan and had obtained emergency use authorization in the US. Several H5N1 bird flu, and influenza novelH1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

We have recently completed preliminary animal studies against HIV that have resulted in the finding that certain of our drug candidates were superior to the oral HAART cocktail in SCID-hu Thy/Liv humanized mice lethally infected with HIV-I. We thus believe that we have a very strong lead drug identified against HIV. There are several companies with anti-HIV drugs in the market. A new drug, maraviroc from Pfizer has recently been approved, which falls in a new class called CCR5-blockers. Prior to this, two new drugs in a new class called Integrase Inhibitors have been approved. A drug in the class called Entry & Fusion Inhibitors, enfuvirtide, (FuzeonTM, Roche) has also been available. Additionally, the classical drugs, NRTI’s, NNRTI’s and PI’s (protease inhibitors) are used in various combinations. A three drug combo has been approved. A four drug combo is expected to be approved soon. The HIVCide-I nanoviricide is expected to act by a very different kind of mechanism, defining a new class of drugs, that is complementary to the existing classes of anti-HIV drugs.

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

At June 30, 2012, shareholders of the Company had 53,145,545 shares of restricted stock, or 34.15% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 300,000,000 total shares of Common Stock without additional approval by shareholders. As of June 30, 2012, we had 155,612,193 of common stock outstanding, and warrants and options convertible to 11,661,950 shares of common stock outstanding.

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

As of June 30, 2012, 53,145,545 of 155,612,193 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 7,979,785 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one-year holding period. Any substantial sale of the Company's common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company’s shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES

Description of Property

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. Commencing September 1, 2008 the Company rented additional storage space and the base monthly rent increased to $8,695. The lease expired on February 28, 2011 and the Company has continued to occupy the space on a month to month basis.

We subcontract the laboratory research and development work to TheraCour Pharma, Inc., which has a 5,000 square foot laboratory in the same building. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

The Company is currently engaged in a national search for an R&D, as well as manufacturing facility. The manufacturing portion of the facility will eventually have to be certified by the FDA in order for the Company to produce experimental materials that can be sent to outside scientists for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an IND with the FDA to begin the human safety and efficacy trials (Phase I and Phase II).

ITEM 3: LEGAL PROCEEDINGS.

On or about December 22, 2011, the Connecticut Secretary of the State, as agent for service of process for the Company, was served with a Summons and Complaint in the case entitled David F. Gencarelli, Esq. d/b/a Gencarelli Group v. Nanoviricides, Inc. (Case No. 2011-CA-006555-B) filed in the Superior Court for the district of Columbia Civil Division.  The Complaint for breach of contract, unjust enrichment, and quantum merit claims unpaid legal fees of $77,601.00.The claims and the Company’s counterclaims were settled for $40,000 without admission of wrongdoing by either party.

On or about January 18, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. (Case No. A-12-654437-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”).  The Complaint seeks to compel inspection of the Company’s books and records.  On or about February 14, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted.  The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint by a holder of less than 1 percent of the Company’s common stock seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. Management believes that this lawsuit has no merit or basis and intends to vigorously defend it. Monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation. On April 9, 2012, the Court dismissed the Complaint for failure to state a Claim for which relief could be granted.

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, we filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand).  The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. Management believes that this lawsuit has no merit or basis and intends to vigorously defend it. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock was initially traded on the Pink Sheets under the symbol NNVC. From June 29, 2007, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

June 30, 2012	$.56	$.85
March 31, 2012	$.52	$.95
December 31,2011	$.52	$1.03
September 30, 2011	$.93	$1.47
June 30, 2011	$.56	$.60
March 31, 2011	$.69	$.75
December 31, 2010	$.59	$.65
September 30, 2010	$.93	$.98

Number of Shareholders.

As of June 30, 2012, a total of 155,612,193 of the Company’s common stock (shares) are outstanding and held by approximately 197 shareholders of record of our common stock. This figure does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms . Of this amount, 102,466,648 shares are unrestricted. Approximately 7,979,785 shares are restricted securities held by non-affiliates, and the remaining 45,165,760 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2012, there were 11,661,950 warrants and 1,875,000 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended June 30, 2012 2011, and 2010, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

For the year ended June 30, 2012, the Company's Board of Directors authorized the issuance of 93,183 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $72,000.

In June 2012, the Company's Board of Directors authorized the issuance of 10,000 shares of its Series A Preferred stock with a restrictive legend pursuant to a Consulting Agreement.

In June 2012, the Company authorized the issuance of 1,050,000 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend as additional stock based compensation for successful prosecution of the Company’s Patent applications.

In May, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.79 per share expiring in May, 2016.

In March, 2012, the Company authorized the issuance of 593,750 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements.

In March, 2012, the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements.

In February, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.09 per share expiring in February, 2016.

In August, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.41 per share expiring in February, 2015.

In November, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $.948 per share expiring in November, 2015.

For the year ended June 30, 2011, the Company's Board of Directors authorized the issuance of 51,213 shares of the Company’s $0.001 par value common stock with a restrictive legend, for services.

On February 4, 2011, the Company authorized the issuance of 25,000 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement

In February, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.47 per share. These warrants, if not exercised, will expire in February, 2015.

In May, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.632 per share. These warrants, if not exercised, will expire in May, 2015.

On April 10, 2011, the Company authorized the issuance of 10,000 shares of its $.001 par value common stock with a restrictive legend for $10,000 upon the exercise of 10,000 warrants issued pursuant to a prior year private placement.

In March, 2011, the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements.

In March, 2011, the Company authorized the issuance of 593,750 shares of its Series A $.001 par value Convertible Preferred stock with a restrictive legend pursuant to existing employment.

On December 10, 2010, the Company authorized the issuance of 25,000 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 25,000 warrants issued pursuant to a prior year private placement.

In November, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $1.81 per share. These warrants, if not exercised, will expire in October, 2014

On November 1, 2010, the Company authorized the issuance of 30,000 shares of its Series A $.001 par value Convertible Preferred Stock with a restrictive legend pursuant to a consulting.

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

On February 15, 2010, the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”). Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock initially voted and was convertible into shares of common stock, only upon sale or merger of the Company, or the sale of or license of substantially all of the Company’s intellectual property, at the rate of four shares of common stock for each share of Series A Preferred Stock. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. On June 15, 2012, the holders agreed to an amendment of the Series A Preferred Stock to reduce the conversion rate to 3.5 shares and to vote at 9 shares of common stock.

In November, 2009, the SAB was granted warrants to purchase 50,000 shares of the Company’s .001 par value common stock at $1.06 per share. These warrants, if not exercised, will expire in November 2013

In November, 2009, the Company’s Board of Directors authorized the issuance of 32,500 shares of the Company’s restricted common stock in payment of a current account payable for laboratory equipment in the amount of $25,200.

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

In August 2009, the Scientific Advisory Board (SAB) was granted warrants to purchase 50,000 shares of the Company’s $.001 par value common stock at $1.10 per share. These warrants, if not exercised, will expire in August 2013. The fair value of these warrants in the amount of $41,400 was recorded as a consulting expense

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company has never utilized an underwriter for an offering of its securities. Some of the investors were introduced to the Company by certain Agents that we call Finders. The Company had individual agreements with the Finders regarding fees payable to them. Fees paid to these agents were $- 0- in the years ended June 30, 2011 and June 30, 2010, respectively.

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

On April 18, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Agreement”) with Seaside, relating to the offering and sale of 500,000 shares of the Company’s .001 par value Series B at the purchase price of $10.00 per share (the “Purchase Price”). Under the terms of the agreement, 40,000 shares of Series B shall automatically convert into shares of the Company’s ..001 par value common stock at the closing and every fourteenth day thereafter at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Company’s .001 par value common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. The Agreement also provided that a 10% per annum dividend would accrue on all outstanding shares of Series B (the “Dividend”), to be paid on each conversion date either in cash or the Company’s .001 par value common stock. If the Company chooses to pay the said dividends in stock, each share of the Company’s .001 par value common stock would be valued at 85% of the 10-day VWAP.

On April 18, 2011, the Company issued 250,000 shares of its Series B in accord with the aforementioned Second Agreement. The Company received $2,500,000 in consideration for the Series B. The Company recorded a placement agent fee of $150,000 and legal fees of $10,000 in association with this transaction.

On November 2, 2011, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”). On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”). 40,000 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing. Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $.781575, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees. The conversion price per share for the Subsequent Closing was $.55777 and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Following the Initial Closing, Seaside will purchase the remaining 2,500 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

The conversion price per share for the Initial Closing of the Series C Preferred Stock was $.49181 and the Company raised gross proceeds from the offering of $2,500,000 before estimated offering expenses of approximately $200,000, which includes placement agents and attorneys’ fees.

The Offerings were made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement entered into by and between Midtown and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

During the three months ended June 30, 2012, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of ..001 par value Common Stock Issued to Seaside
04/11/2012	40,000	.60469	661,496	.60469	5,709	667,205
04/18/2012	40,000	.50926	785,453	.53593	3,579	789,032
05/02/2012	40,000	.50415	198,354	.50873	754	199,108

During the three months ended June 30, 2012, Seaside converted the following amounts of Series C Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series C Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
06/28/2012	147	.49181	298,472	-	-	298,472

Thus far, the Company has used the net proceeds of the offering for working capital. See also Item 7 Subsequent Events .

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended June 30, 2012. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Years Ended June 30,
	2012	2011	2010	2009	2008
(in thousands, except per share amounts)
Revenues:	_	_	_	_	_

Operating expenses:

Research and development	4,234,138	4,155,846	3,204,885	1,733,806	1,563,862

General and administrative	1,854,719	2,273,609	1,735,066	1,085,920	1,228,179

Total operating expenses	6,088,857	6,429,455	4,939,951	2,819,726	2,792,041

Operating income( Loss )	(6,088,857)	(6,429,455)	(4,939,951)	(2,819,726)	(2,792,041)

Other income (expense):
Interest income	53,895	14,339	2,980	31,928	53,704

Change in Fair market value of securities	(172,245)	(62,049)	192,763	-	-

Total other expense, net	(118,350)	(47,710)	195,743	31,928	53,704
Loss before income tax expense (benefit)	(6,207,207)	(6,477,165)	(4,744,208)	(2,787,798)	(2,738,337)
Income tax expense (benefit)	-	-	-	-	-
Net loss	$(6,207,207)	$(6,477,165)	$(4,744,208)	$(2,787,798)	$(2,738,337)

Net loss per share (1)	$(0.4)	$(0.5)	$(0.4)	$(0.02)	$(0.02)

Weighted average shares outstanding (2)	149,672,185	139,180,915	130,497,982	47,699	46,804

(1)	See note 2 to the financial statements for information concerning the computation of net loss per share.

Balance Sheets Data:

	Years Ended June 30,
	2012	2011	2010	2009	2008
(in thousands)

Cash and Cash Equivalents	$14,274,985	$9,224,023	$6,955,733	$1,689,442	$816,386
Working capital	314,174	332,294	501,174	430,857	431,417
Total assets	15,629,808	10,758,067	8,992,358	3,001,261	1,468,250

Long term liabilities	-	-	-	-	-
Accumulated deficit	(29,424,116)	(23,216,909)	(16,739,743)	(11,995,535)	(9,207,737)
Stockholders' equity	13,850,191	10,170,891	6,518,704	2,485,542	443,739

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended June 30, 2012. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock ( See, Item 5). The Company does not currently have any long term debt. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Collaborative Agreements and Contracts

On December 23, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of FluCideTM-I, AviFluCide-ITM and AviFluCide-HPTM were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing of RabiCide-ITM, the company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008.

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

Subsequent Event.

Management performed an evaluation of the Company’s activity through October 12, 2012, the date these financials were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event should be disclosed.

On July 23, 2012 the Company announced that it had retained Australian Biologics Pty. Ltd, a regulatory affairs consulting firm, to coordinate the regulatory review and approval to conduct the first human trials in Australia for Flucide ™ , the Company’s broad spectrum anti-influenza drug. Australian Biologics Pty. Ltd will also facilitate clinical trial site selection and development of clinical trial agreements.

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

Requirement for Additional Capital

As of June 30, 2012, we have a cash and cash equivalent balance of $14,274,985 which combined with the $2,500,000 which will be obtained through the follow on sale of the Company’s convertible preferred Series C stock, after the close of the Company’s year-end, will be sufficient to fund our currently budgeted operations for the next twenty four months at the Company’s current rate of expenditures.

We estimate that we will need approximately an additional $10M to $15M over the next 24 months for further development of our drug pipeline. These additional funds, if raised, will enable us to perform Toxicology Package Studies and additional efficacy studies necessary to prepare the full dataset required for filing our first Investigational New Drug Application (“IND”) with the US FDA on one of our drug candidates. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file our first IND .

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

Assuming that we are successful in raising this additional financing, we anticipate that we will incur the following additional expenses over the next 24 months.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities. The registration statement became effective on April 29, 2010. As of June 30, 2012 the Company drew down $22,500,000 of the $40 million S-3 Shelf Registration. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required. . If we are unable to obtain additional financing, our business plan will be significantly delayed.,

The Company has limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

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

Table 3: R&D Cost Allocations
	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2012
All Influenzas: FluCide™	$1,100,000	$1,000,000	$762,500	$5,724,887
EKC-Cide™, other Eye Viral Infections	700,000	200,000	495,454	2,131,557
HIV-Cide™	600,000	1,000,000	410,604	3,209,409
Herpes infections	570,000	300,000	392,408	1,654,816
Dengue	267,000	300,000	201,620	970,290
Other (Ebola, and other projects)	100,000	200,000	75,000	2,299,668
Unallocated stock compensation	897,138	555,846	1,029,823	2,488,729
Total Research and development	$4,234,138	$4,155,846	$3,367,409	$18,479,356

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Table 4: Drug Development Status
Project	Drug Development of FluCide™ for All Influenzas
Current status

We have declared a clinical candidate for influenza, NV-INF-1. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, as well as the novel 2009/H1N1 epidemic virus. We have developed an orally active form of this drug candidate. We have begun testing the oral drug candidate against multiple types and subtypes of influenza.

Nature, timing and estimated costs	The Company had budgeted approximately $2,000,000 for the material development, production and testing of this drug in 2011 and 2012. These costs were paid from our available cash balances. Management has determined the results to be satisfactory, we will need to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. The Company will need to obtain additional financing to fund capital costs associated with the aforesaid studies.
Anticipated completion date	Preclinical stage is expected to be completed in 12-18 months, depending upon financing. The Company anticipates Phase I drug testing to begin. after the completion of the preclinical stage, and availability of cGMP-like manufactured product. The cGMP production capability is expected to become available for production in 12~18 months.
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The Company has not yet completed the preclinical stage. The Company has not yet completed capital improvements to enable cGMP-like material production . Delays could arise in performing material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies. Delays could arise in production of quality-controlled material in the new cGMP facility yet to be constructed. Delays could arise in developing clinical study plans, filing IND application, establishing contracts and agreements with clinical centers.

Timing of commencement of expected material net cash inflows	If we complete our preclinical studies in the next 12~18 months, and also are able to produce clinical batches at the end of this period, we can expect Phase I and Phase II human clinical trials to be completed at the earliest by 2015. Revenues may occur as a result of licensing the drug to another pharmaceutical partner at this stage. After Phase III clinical trials completion, revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if Flucide is approved for use in other countries or if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval.

Project	Drug Development of Nanoviricide Eye Drops for all Viral Infections of the External Eye

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

Nature, timing and estimated costs	The Company has budgeted approximately $300,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,500,000.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of HIVCide™
Current status	HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy. In vitro studies against two different HIV-1 strains were very successful. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2012-2013to further optimize the drug candidate.
Nature, timing and estimated costs	The Company has budgeted approximately $1,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $7,000,000.
Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of HerpeCide™ for Oral and Genital Herpes ”Cold Sores, “Fever Blisters” and Herpetic Ulcers
Current status	HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream and gel formulations, which may result in two separate drugs. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2012-2013.
Nature, timing and estimated costs	The Company has budgeted approximately $600,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000.
Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.
Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project	Drug Development of DengueCide(™)
Current status

Anti-dengue nanoviricide drug candidates are currently in preclinical studies. These candidates are being designed to mimic the human cell binding sites common to all types of dengue viruses. The best nanoviricide resulted in a 50% survival of mice in a uniformly lethal animal protocol simulating the ADE effect.

The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2012-2013.

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

The Company is currently engaged in a national search for a manufacturing facility. The Company is in discussions with Inno-Haven, LLC, to develop a modern laboratory and cGMP facility suitable for its research and manufacturing needs. The manufacturing portion of the facility needs to be designed and built in compliance with FDA guidelines in order for the Company to produce experimental materials that can be used in Phase I human clinical trials. . It is preferable to use the same quality of materials for pharmaco-kinetic, pharmaco-dynamic and toxicology studies. These three sets of studies must be completed prior to the Company filing an Investigational New Drug (“IND”) with the FDA to begin the human safety and efficacy trials (Phase I, II and III). The cGMP facility will eventually need to be registered with the FDA and certified as a cGMP drug manufacturing facility for use of the manufactured drugs from this facility in Phase III human clinical trials.

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application in our 2013-2014 fiscal year at the earliest, subject to availability of necessary levels of research and development funds. Enabling the cGMP facility has been the major issue for us in the past in our progress towards regulatory filings. We believe that this issue will now be adequately addressed in our 2012-2013 fiscal year, with a kg-scale pilot cGMP like facility becoming available. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (“IND”) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Results of Operations

The Company is a development-stage biopharmaceutical company and does not have revenue for the year ending June 30, 2012.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses decreased $ 418,890 to $ 1,854,719 for the year ended June 30, 2012, from $2,273,609 for the year ended June 30, 2011. The decrease resulted from the Company’s recognition of the fair value of compensation paid in preferred and common stock.

Research and development expenses for the year ended June 30, 2012 increased $78,292 to $ 4,234,138 from $4,155,846 for the year ended June 30, 2011. This increase in the cost of Research and development is largely attributable to the development of additional drug candidates and increased research and development payroll.

Research and Development expenses were offset in the amount of $ -0-, $ -0- and $-0-, and $162,524 in the years ended June 30, 2012, 2011 and June 30, 2010, respectively, by a Connecticut Refundable Research and Development Credit.

Other Income (Expenses) – Net Interest income was $ 53,895 and $14,339 for the years ending June 30, 2012, and 2011, respectively. Net Interest income in 2012 included interest on cash equivalent deposits in an interest-bearing account.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2012, we had federal net operating loss carryforwards of approximately $ 20,033,000 and deferred Research and Development tax credits and other deferred tax credits resulting in a deferred tax benefit of approximately $ 10,967,094 for Federal reporting purposes. This amount has been offset by a full valuation allowance.

Net Operating Loss - For the year ended June 30, 2012, the Company had a net loss of $6,207,207 , or $ 0.04 per share compared to a net loss of $6,477,165, or $0.05 per share for the year ending June 30, 2011.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $14,274,985 as of June 30, 2012. On the same date, accounts payable and accrued liabilities outstanding totaled $700,919.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $29,424,116 at June 30, 2012.

As of June 30, 2012 we have a cash and cash equivalent balance of $ 14,274,985 . As of the date of the filing, the Company has raised gross proceeds of $20,000,000, before estimated offering expenses of approximately $1,447,750 which includes placement agent and attorneys’ fees from the sale of its Series B Convertible Preferred Stock. Additionally, the Company has raised gross proceeds of $2,500,000, before estimated offering expenses of approximately $175,000 which includes placement agent and attorneys’ fees from the sale of its Series C Convertible Preferred Stock. The Company estimates that it can support current budgeted operations through June 30, 2014 .

While our cash and cash equivalent balance is sufficient for us to continue our operations through June 30, 2014 , it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting Basis – The Company has not earned any revenue from its planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as defined by section 810-10-20 of the FASB Accounting Standards Codification. Among the disclosures required by section 810-10-20 of the FASB Accounting Standards Codification are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations and stockholders' equity and cash flows disclose activity since the date of the Company's inception. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Accounting for Stock Based Compensation –The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Accounting for Non-Employee Stock Based Compensation – The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”). Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

POLICY AFFECTING RECOGNITION OF REVENUE

The Company is a development stage company and does not have revenue arising from operations

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors. We consider this to be a material weakness. The Company has addressed this issue by establishing an Audit Committee and appointing an independent director having financial expertise

Management’s Report on Internal Control Over Financial Reporting

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2012. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described above, management concluded that our internal control over financial reporting was not effective as of June 30, 2012.

The material weakness relates to a lack of a functioning audit committee and a lack of outside directors on the Company’s Board during the period of the evaluation. We intend to initiate measures to remediate the identified material weakness by establishing a formal audit committee and the appointment of additional outside directors, one or more of whom may be appointed to a fully functioning audit committee.

During the period ended June 30, 2009, the Company implemented additional segregation of responsibilities and authorizations for initiating, authorizing and recording transactions. In addition, the Company has engaged the services of a financial consultant to assist in reviewing significant transactions and the Company’s quarterly and annual financial statements. In June 2012, Company appointed an Independent Director who also is the Chair of our Audit Committee to further strengthen our internal controls.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting . The final paragraph of the Auditor’s Report states:

“In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the each of the three fiscal years in the period ended June 30, 2012 and for the period from May 12, 2005 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.”

ITEM 9B Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	54	President; Chairman of the Board
Eugene Seymour, MD, MPH	71	Chief Executive Officer; Acting Chief Financial Officer; Director
Stanley Glick, CPA	[__]	Director

The Company’s executive officers and directors are elected annually and serve until the next annual meeting of stockholders.

Eugene Seymour, MD, MPH , age 71, has been Chief Executive Officer (CEO), Interim Chief Financial Officer, and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation that funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master's degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians. The Company concluded Dr. Seymour’s extensive experience in treating infectious disease and viruses, plus his public company experience, make him an ideal candidate to serve in these capacities.

Anil Diwan, PhD, age 54, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc, as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and threePCT international patent applications in various stages of prosecution in a number of countries, and , and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Mr. Stanley Glick, CPA, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2012. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “audit committee Financial Expert. The Company has expanded and enhanced its Board of Directors by the appointment of Stanley Glick CPA, as an independent director. The Company understands that as an SEC-filing company trading on the over-the-counter bulletin-board, the Company is currently not required to appoint independent board members, and is not required to appoint an independent board member financial expert to chair its Audit Committee. However, the Company believes that an independent board member with expertise in financial reporting and management advisory services, chairing the audit committee, would provide additional assurances to the financial community and other users of the Company’s financial statements. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

AUDIT COMMITTEE

Although its By-laws provide for the appointment of one, the Company is not yet required to have an Audit Committee as a result of the fact that our common stock is not considered a “listed security” as defined in Rule 10A-3 of the Exchange Act. In June , 2012 Stanley Glick, CPA was elected, as an independent member, to the Company’s Board of Directors and the Chair of the Company’s Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Glick meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2012	$275,000	$-	$267,119	-	$-	$542,119
CEO, Director	2011	$275,000		$574,581		$1,917	$851,498
	2010	$254,167	$—	$513,823	—	$—	$767,990

Anil Diwan	2012	$275,000	$-	$431,486		$-	$706,486
President, Director	2011	$275,000		$574,581		$1,917	$851,498
	2010	$252,000	$—	$513,823	-	$—	$765,823

Stanley Glick,	2012	—	—	—	—	—	—
Director*

Appointed June 22, 2012.

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2012.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	500,000	—	$0.10	September 26, 2015	—	—	—	—

Anil Diwan, President and Director	1,000,000	—	$0.10	September 26, 2015	—	—	—	—

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive's individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2012, under the March 3, 2010 employment agreements, the Company issued 593,750 shares of the Company’s Series A Convertible Preferred Stock and 250,000 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal which may not be realized.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of June 30, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
TheraCour Pharma, Inc.(2)
135 Wood Street
West Haven, CT 06516	33,360,000	21.44%
Anil Diwan (2) (3)
135 Wood Street
West Haven, CT 06516	40,242,200	25.86%
Eugene Seymour (4)
135 Wood Street
West Haven, Connecticut 06516	6,000,000	3.9%
All Directors and Executive Officers as a Group (2 persons) (5)	46,242,200	29.76%

(1)            For each shareholder, the calculation of percentage of beneficial ownership is based upon 155,612,193 shares of Common Stock outstanding as of June 30, 2012 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the Nanoviricides shares held by TheraCour Pharma, Inc. Does not include 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(3)            Anil Diwan, President and Chairman of the Board of Directors. Includes 5,882,200 shares of NanoViricides common stock received by Dr. Diwan as founder and 1,000,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Diwan that are currently exercisable or will become exercisable within 60 days. Also includes 33,360,000 owned by TheraCour Pharma, Inc., over which Dr. Diwan holds voting and dispositive power. Does not include 750,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(4)            Eugene Seymour, Chief Executive Officer and Director. Includes 6,000,000 shares of NanoViricides common stock held by Dr. Seymour and 500,000 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days. . Does not include 750,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

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

COMPENSATION OF DIRECTORS

At this time, directors, who are officers of the Company, receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company does not expect to pay any fees to its directors for the 2011 fiscal year.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2012, the SAB was granted a total of 240,000 stock warrants exercisable into common shares at prices from $ 0.80 to $ 1.41 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 2, 2012 Stanley Glick, CPA was appointed as an independent member of our Board of Directors. Up until that time we did not have any independent directors on our Board of Directors, and therefore had no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We have used and will continue to use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

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

Development costs charged by and paid to TheraCour Pharma, Inc. was $ 6,617,004 since inception through June 30, 2012, and $ 2,965,030, $ 1,250,901 and $1,086,927 for the years ended June 30,,2012, 2011, and 2010, respectively. No royalties are due or have been paid from inception through June 30, 2012.

As of June 30, 2012, TheraCour owns 33,360,000 shares of the Company’s outstanding common stock and 7,000,000 shares of Series A Preferred. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer- Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the years ended June 30, 2012, 2011, and 2010, were, $ 507,500, $ 719,462 and $78,940, respectively, and $ 1,860,137 since inception.

ITEM 14. PR INCIPAL ACCOUNTING FEES AND SERVICES

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

June 30, 2012	$138,250	Li & Company, P.C.
June 30, 2011	$90,000	Li & Company, P.C.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

June 30, 2012	$0	Li & Company, P.C.
June 30, 2011	$0	Li & Company, P.C.

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2012	$0	Li & Company, P.C.
June 30, 2011	$0	Li & Company, P.C.

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2012	$0	Li & Company, P.C.
June 30, 2011	$0	Li & Company, P.C.

Pre-Approval Policies

The Board of Directors, which performs the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Li & Company, P.C. All the services performed by Li & Company, P.C. as described above were pre-approved by the Board of Directors.

ITEM 15 . EXHIBITS

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

Dated: October 15, 2012

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

/s/ Anil Diwan
Name: Anil Diwan,
Title: President and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicate

October 15, 2012
/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive and Accounting Officer)

October 15, 2012	/s/ Anil Diwan
Name: Anil Diwan,
Title: President and Chairman of the Board of Directors

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nanoviricides, Inc.

(A development stage company)

West Haven, Connecticut

We have audited the accompanying balance sheets of Nanoviricides, Inc., a development stage company, (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2012 and for the period from May 12, 2005 (inception) through June 30, 2012. We have also audited the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.  The management of the Company is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2012:

☐

The Company does not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s June 30, 2012 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2012, based on the criteria established in “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.  Also in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2012 and for the period from May 12, 2005 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC

Skillman, New Jersey

October 15, 2012

Nanoviricides, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2012	June 30, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,274,985	$9,224,023
Prepaid expenses	314,174	332,294
Other current assets	-	-

Total Current Assets	14,589,159	9,556,317

PROPERTY AND EQUIPMENT
Property and equipment	1,440,717	1,417,365
Accumulated depreciation	(825,875)	(614,998)

Property and equipment, net	614,842	802,367

TRADEMARK
Trademark	458,954	423,754
Accumulated amortization	(33,147)	(24,371)

Trademark, net	425,807	399,383

Total Assets	$15,629,808	$10,758,067

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$238,358	$79,529
Accounts payable – related parties	365,681	462,955
Accrued expenses	96,878	27,173
Accrued payroll to officers and related payroll tax expense	-	-
Derivative liability	1,078,698	17,519

Total Current Liabilities	1,779,615	587,176

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 9,871,250 and 8,217,500 shares issued and outstanding, respectively	9,872	8,218
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0, 10,000 and 260,000 shares issued and outstanding, respectively	-	10
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 2,353, 0 and 0 shares issued and outstanding, respectively	2	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 155,612,293 and 143,548,494 shares issued and outstanding, respectively	155,645	143,582
Additional paid-in capital	43,108,790	33,235,990
Deficit accumulated during the development stage	(29,424,116)	(23,216,909)

Total Stockholders' Equity	13,850,193	10,170,891

Total Liabilities and Stockholders' Equity	$15,629,808	$10,758,067

See accompanying notes to the financial statements

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Operations

				For the Period from
	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year	May 12, 2005
	Ended	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2012

OPERATING EXPENSES
Research and development	$4,265,933	$4,155,846	$3,367,409	$18,511,151
Refund credit research and development costs	-	-	(162,524)	(420,842)
General and administrative	1,815,816	2,273,609	1,735,066	10,717,378

Total operating expenses	6,081,749	6,429,455	4,939,951	28,807,687

LOSS FROM OPERATIONS	(6,081,749)	(6,429,455)	(4,939,951)	(28,807,687)

OTHER INCOME (EXPENSE):
Interest income, net	46,787	14,339	2,980	212,111
Discount on convertible debentures	-	-	-	(73,930)
Beneficial conversion feature of convertible debentures	-	-	-	(713,079)
Change in fair market value of derivatives	(172,245)	(62,049)	192,736	(41,531)

Other income (expense), net	(125,458)	(47,710)	195,743	(616,429)

LOSS BEFORE INCOME TAXES	(6,207,207)	(6,477,165)	(4,744,208)	(29,424,116)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(6,207,207)	$(6,477,165)	$(4,744,208)	$(29,424,116)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.04)	$(0.05)	$(0.04)

Weighted average common shares outstanding
- basic and diluted	149,672,185	139,180,915	130,497,982

See accompanying notes to the financial statements

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the Fiscal Year Ended June 30, 2012, 2011 and 2010

												Deficit
												Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001			Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of			Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Receivable	Stage	Equity

Balance, June 30, 2009	-	$-	-	$-		$		125,299,457	$125,299	$14,455,778	$(100,000)	$(11,995,535)	$2,485,542

Collection of stock subscription receivable											100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009								7,576	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009								8,485	8	5,592			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009										41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009								6,512	7	4,993			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009								5,814	6	5,594			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009								6,292	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009								5,618	6	4,994			5,000
Payment of Finder's Fee										(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009								2,675,000	2,675	1,334,825			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009								3,759,800	3,760	1,876,140			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009								35,088	35	19,965			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009								12,500	13	7,050			7,063
Warrants issued for commissions, October 26, 2009										3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009								6,859	7	4,993			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009								7,682	8	5,592			5,600
Common shares issued upon conversion of Warrants, November 10, 2009								10,000	10	1,430			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009										39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009								32,500	33	25,167			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009								5,814	6	4,994			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009								9,767	10	8,390			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009								9,917	10	8,390			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009								5,903	6	4,994			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010								4,794	5	4,995			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010										40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	7,000,000	7,000											7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010								4,562	5	4,995			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010								125,000	125	156,125			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010								125,000	125	156,125			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250								513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250								513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	93,750	94								192,590			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010								1,000	1	1,249			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010								3,529	4	4,996			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences								39,625	40	31,660			31,700

Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010								2,396	2	4,998			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			500,000	500						4,999,500			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010										(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010										(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares										(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010								319,331	319				319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(60,000)	(60)									(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010										128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010										82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010								398,189	398				398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, May 26, 2010										(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010								10,300	10	16,867			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010										151,852			151,852
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010								2,400	2	4,998			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010								195,000	195	194,805			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010								426,721	427				427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, June 9, 2010										(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010								10,366	10	14,565			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010										149,364			149,364
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010								11,300	11	19,989			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010								2,000	2	3,538			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010								377,905	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, June 23, 2010										(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010								7,731	7	12,268			12,275
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010										120,254			120,254
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010								2,738	2	4,998			5,000

Net loss												(4,744,208)	(4,744,208)

Balance, June 30, 2010	7,593,750	7,594	260,000	260				133,980,471	133,981	23,116,612	-	(16,739,743)	6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010								397,088	397				397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, July 7, 2010										(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010								6,061	6	9,967			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010										116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010								463,177	463				463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, July 21, 2010										(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010								5,794	6	7,665			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010										113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010								3,086	3	4,997			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010								526,916	527				527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, August 4, 2010										(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010								4,716	5	5,365			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010										104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010										45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010								606,367	606				606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, August 18, 2010										(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010								3,101	3	3,065			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010										104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010								4,032	4	4,996			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010								215,332	215				215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)									(20)
Dividend paid to Seaside 88, LP, September 1, 2010										(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010								766	1	766			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010										34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010										(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010										(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares										(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010								430,015	430				430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010										103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010								4,673	5	4,995			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010								460,346	460				460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, on October 5, 2010										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010								9,268	9	8,046			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010										103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010								452,965	453				453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, October 19, 2010										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010								7,384	7	6,514			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010										69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010								4,854	5	4,995			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30								53,903			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010								461,313	461				461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 2, 2010										(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010								5,751	6	4,980			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010										69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010										55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010								345,817	346				346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 16, 2010										(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010								2,984	3	3,449			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010										69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010								310,566	311				311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 30, 2010										(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010								1,417	1	1,917			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010										69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010								3,425	3	4,997			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010								25,000	25	24,975			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010								50,000	50	63,950			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010								90,840	91				91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)									(10)
Dividend paid to Seaside 88, LP, December 14 2010										(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010								348	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010										17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010										(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010								4,545	5	5,995			6,000
Adjustment									33				33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011								343,796	344				344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 3, 2011										(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011								7,653	8	8,896			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011										73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011								317,965	318				318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 17, 2011										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011								6,403	6	8,049			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011										70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011								356,422	356				356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 31, 2011										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011								5,271	5	6,516			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011										72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011								25,000	25	24,975			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011								370,017	370				370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, February 14, 2011										(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011								4,613	5	4,981			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011										71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011										54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011								405,610	406				406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011										71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, February 28, 2011										(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011								3,500	4	3,448			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011								4,902	5	5,995			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011								250,000	250	316,000			316,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	593,750	594								1,364,036			1,364,630
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011								367,274	367				367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, March 14, 2011										(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011								1,761	2	1,916			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011										70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011								89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)									(10)
Dividend paid to Seaside 88, LP, March 28, 2011										(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011								345	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011										17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011								4,680	5	5,995			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011								10,000	10	9,990			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011										(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011										(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares										(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011								312,163	312	(272)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011										68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011								339,726	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011										68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011								6,841	7	8,048			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011										50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011								336,501	337	(297)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011										69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011								5,438	5	6,516			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011								326,480	326	(286)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011										69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011										(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011								4,070	4	4,982			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011								339,971	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011										69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011										(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011								2,934	3	3,449			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011								391,850	392	(352)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011										69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011										(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011								1,741	2	1,916			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011								4,902	5	5,995			6,000

Net loss												(6,477,165)	(6,477,165)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	-		-	143,548,494	143,582	33,235,990	-	(23,216,908)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011								89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)									(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011										17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011										(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011								345	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011										(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares										(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011										(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011								377,800	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011										68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011								4,762	5	5,995			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011										56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011								437,187	437				437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011										69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011										(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011								8,205	8	8,047			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011								419,829	420				420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011										69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011										(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011								6,844	7	6,514			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011								5,263	5	5,995			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011								422,873	423				423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011										69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011										(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011								5,264	5	4,981			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011								427,652	428				428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011										69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011										(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011								3,691	3	3,449			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011								5,607	6	5,994			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011								514,311	514				514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011										69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011								2,270	2	1,916			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011										(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011								144,484	144				144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011										17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011								510	1	383			384
Dividend to Seaside 88, LP, paid on October 17, 2011										(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011								6,537	5	5,995			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250						2,499,750			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011										(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B										(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011										(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011								511,787	512				512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011										68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011										56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011								578,595	579				579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011										68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011								10,311	10	7,469			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011										(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011								642,735	643				643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011										68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011								10,139	10	6,511			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011										(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011								7,373	7	5,993			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011								751,315	751				751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011										68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011								8,798	9	4,977			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011										(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011								796,785	798				798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011										68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011								6,818	7	3,443			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011										(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011								9,403	9	5,991			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012								788,053	788				788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10,2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012										69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012								3,742	4	1,914			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012										(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012								208,546	209				209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012										69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012								786		383			384
Dividend to Seaside 88, LP, paid on January 24, 2012										(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012								10,367	10	5,990			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			250,000	250						2,499,750			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012										(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B										(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012										(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012								717,142	717				717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012										68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012										51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012								576,062	576				576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012										68,424			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012								11,600	12	7,467			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012										(7,479)			(7,479)
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012								7,767	8	5,992			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012								250,000	250	181,624			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	593,750	594								633,814			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012								628,289	628				628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012										68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012								10,242	10	6,511			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012										(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012								635,991	636				636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012										68,862			68,862
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012								7,812	8	4,978			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012										(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012								7,728	8	5,992			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012								661,496	661				661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012										69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012								5,709	6	3,446			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012										(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012								785,453	785				785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012										69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012								3,579	4	1,914			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012										(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012								9,547	9	5,990			5,999
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012								198,354	199				199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012										69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012										47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012								754	1	383			384
Dividend to Seaside 88, LP, paid on May 2, 2012										(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012								8,962	9	5,991			6,000
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					2,500		3			2,499,997			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012										(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C										(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012										(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	10,000	10								3,277			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012								298,472	298				298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(147)		-						-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012										63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	1,050,000	1,050								344,122			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012								9,867	10	5,990			6,000

Net loss for the year ended June 30, 2012												(6,207,207)	(6,207,207)

Balance, June 30, 2012	9,871,250	$9,872	-	$-	2,353		$3	155,612,293	$155,644	$43,108,790	$-	$(29,424,116)	$13,850,193

See accompanying notes to the financial statements

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

				For the Period from
	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year	May 12, 2005
	Ended	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,207,207)	$(6,477,165)	$(4,744,208)	$(29,424,116)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	7,000	7,000
Preferred shares issued as compensation	982,867	-	1,220,330	2,203,197
Common shares and warrants issued for services	253,873	1,865,815	467,122	3,397,367
Warrants granted to scientific advisory board	211,197	205,200	204,000	1,065,238
Amortization of deferred compensation	-	-	-	121,424
Depreciation	210,877	518,968	82,788	825,875
Amortization	8,776	8,774	7,501	33,146
Change in fair value of derivative liability	172,251	62,049	(192,763)	41,537
Amortization of deferred financing expenses	-	-	-	51,175
Discount convertible debentures	-	-	-	73,930
Beneficial conversion feature of convertible debentures	-	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	18,120	(41,022)	38,273	(306,174)
Other current assets	-	209,902	(108,592)	(8,001)
Deferred expenses	-	-	-	(2,175)
Accounts payable - trade	158,829	(48,091)	37,453	582,738
Accounts payable - related parties	(97,274)	(730,638)	892,624	365,681
Accrued expenses	69,705	(58,543)	50,629	96,878
Accrued payroll to officers and related payroll tax expense	-	(22,917)	(9,679)	-

NET CASH USED IN OPERATING ACTIVITIES	(4,217,986)	(4,507,668)	(2,047,522)	(20,162,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,352)	(152,961)	(561,270)	(1,440,717)
Purchase of trademark	(35,200)	(41,081)	(183,509)	(458,995)

NET CASH USED IN INVESTING ACTIVITIES	(58,552)	(194,042)	(744,779)	(1,899,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Preferred Series B stock, net	7,002,500	6,910,000	4,550,000	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	2,325,000	-	-	2,325,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	-	-	1,432,252	11,296,748
Proceeds from exercise of stock options	-	-	-	90,000
Proceeds from exercise of warrants	-	60,000	2,076,340	3,162,590
Collection of stock subscriptions received	-	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,327,500	6,970,000	8,058,592	36,336,858

NET CHANGE IN CASH	5,050,962	2,268,290	5,266,291	14,274,985

Cash at beginning of period	9,224,023	6,955,733	1,689,442	-

Cash at end of period	$14,274,985	$9,224,023	$6,955,733	$14,274,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-	$-
Income tax paid	$-	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$253,873	$447,250	$467,122	$11,978,802
Preferred stock issued as compensation	982,867	1,418,585	1,220,330	3,621,782
Stock options issued to the officers as compensation	-	-	-	121,424
Stock warrants granted to scientific advisory board	211,197	205,200	204,000	1,065,238
Stock warrants granted to brokers	-	-	3,563	3,563
Common stock issued for interest on debentures	-	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	7,920,630	10,000,000	2,400,000	20,320,630
Common stock issued upon conversion of Series C Preferred Stock	298,472	-	-	298,472
Common stock issued for dividends on Series B Preferred Stock	79,467	126,644	28,397	234,508
Debt discount related to beneficial conversion feature of convertible debt	-	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	5,097,300	7,681,578
Common stock issued for accounts payable	-	-	56,900	175,020
Common stock issued for equipment	-	-	-	137,500

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2012, 2011 and 2010

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

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of three and one-half shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The 7,000,000 shares were valued at the par value or $7,000.

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

Use of Estimates and Assumptions

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

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Derivatives and Fair Value of Financial Instruments

The Company applied paragraph 810-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series C stock issued June 28, 2012 (described in Note 8).  Based on the guidance in paragraph 810-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives as of June 28, 2012.  The Company records the fair value of the preferred stock that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under paragraph 810-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the Preferred Series C stock issued June 28, 2012. At June 30, 2012, all $1,078,698 of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the Preferred Series C stock issued June 28, 2012 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2012. The primary assumptions include: projected annual volatility of 70%-203%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

The fair value of the derivatives was $1,090,017 as of June 28, 2012 upon issuance and was $1,078,698 at June 30, 2012.

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

It is not, however, practical to determine the fair value of accounts payable – related parties, if any, due to their related party nature.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2012
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities associated with
Series C Preferred stock	1,078,698			1,078,698	1,078,698
Total Derivative Liabilities	1,078,698			1,078,698	1,078,698

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2012:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Beginning Balance as of July 1, 2011	17,519	17,519
Total Gains or Losses (realized/unrealized)
Included in Net Income	(172,245)	(172,245)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	1,233,424	1,233,424
Transfers in and/or out of Level 3	-	-
Ending Balance at June 30, 2012	1,078,698	1,078,698

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2012 or 2011.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term..

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

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

Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to ASC paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2012 or 2011.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended June 30, 2012	For the Interim Period Ended June 30, 2011	For the Interim Period Ended June 30, 2010

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.10 per share expiring ten(10) years from the date of issuance	1,875,000	1,875,000	1,875,000

Sub-total: stock options	1,875,000	1,875,000	1,875,000

Warrants

Warrants issued from June 15,2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $1.00 per share expiring February 28,2014	1,796,000	1,796,000	1,796,000

Warrants issued on August 22, 2008 to investors inconnection with the Company’s equity financing with an exercise price of $1.00 per share expiring February 28,2014	1,632,700	1,632,700	1,632,700

Warrants issued from June 15, 2008 through May 15,2010 to SAB for services with an exercise price from $0..70 to $2.68 per share expiring February 28,2014	740,000	740,000	740,000

Warrants issued on June 30, 2009 to investors with an exercise price of $1.00 per share expiring February 28, 2014	1,990,700	1,990,700	1,990,700

Warrants issued on September 30, 2009 to investors with an exercise price of $1.00 per share expiring February 28, 2014	5,032,550	5,032,550	5,032,550

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price from $1.47 to $1.81 per share expiring fiscal year ending June 30, 2015	230,000	230,000	-

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price from $0.80 to $1.41 per share expiring fiscal year ending June 30, 2016	240,000		-

Sub-total: warrants	11,961,950	11,421,950	11,191,950
Total potentially outstanding dilutive common shares	13,836,950	13,296,950	13,066,950

In addition the Company has issued Convertible preferred shares, to an investor. A portion of such preferred shares are required to be converted to common shares each 14 days , according to their terms. At June 30, 2012 the estimated number of potentially dilutive shares of the Company’s common stock into which these preferred shares can be converted is 4,784,792 based upon the Selling price of the Company’s common stock on June 30, 2012.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Financial Condition

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2012 the Company had a cash and cash equivalent of $14,274,985.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities. (See Note 8) On November 2, 2011, NanoViricides, Inc. (the “Registrant”) and Seaside 88, LP (“Seaside”) executed a Securities Purchase Agreement regarding the purchase and sale of up to 500,000 shares of the Registrant’s Series B Convertible Preferred Stock at $10.00 per share.. On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). The net proceeds of such Agreement provides the Company with sufficient capital to continue its business at least until June 30, 2014, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs. The Company has not yet commenced any product commercialization. The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $29,424,116 at June 30, 2012 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2012 and 2011 and a cash and cash equivalent balance of $14,274,985 at June 30, 2012, substantial additional financing will be required in future periods. The Company believes it will require an additional $3,000,000 during the next twenty four months, and will also require up to an additional $2,000,000 to finance planned capital costs, and additional staffing requirements during the next twenty four months. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such funds.

The Company continues to successfully raise additional capital:

On November 2, 2011, NanoViricides, Inc. and Seaside 88, LP (“Seaside”) entered into a Securities Purchase Agreement regarding the purchase and sale of 500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at $10.00 per share, or $5,000,000 in aggregate. On November 2, 2011, Seaside purchased an initial 250,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $2,500,000 (the “Initial Closing”). On February 7, 2012, Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing)..

On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Following the Initial Closing, Seaside will purchase the remaining 2,500 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

As a result of the successful sale of the Company’s Series B and Series C Convertible Preferred Stock to Seaside, LP the management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through December 31, 2014.

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

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”). Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of three and one-half shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The issuance of the 7,000,000 shares was valued at their par value or $7,000.

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour Pharma, Inc. were $2,965,030, $1,250,901, and 1,086,927 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively and $6,617,004 since inception. As of June 30, 2012, pursuant to its license agreement, the Company has paid a security advance of $281,775 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. No royalties are due TheraCour from the Company’s inception through June 30, 2012.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the issued and outstanding common stock of TheraCour Pharma, Inc., which itself owns 33,360,000 shares of the Company’s issued and outstanding common stock, as of June 30, 2012, representing approximately 21.44% of the issued and outstanding common stock of the Company.

Note 5 - Concentrations

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non executive position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $507,500, $719,462, and 78,940 for the fiscal years ended June 30, 2012, 2011 and 2010 respectively.

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

Note 6 - Prepaid Expenses

Prepaid Expenses consisted of the following:

	June 30, 2012	June 30, 2011
TheraCour Pharma, Inc.	$281,775	$306,160
Kard Scientific, Inc.	-	-
Prepaid Others	32,399	26,134

	$314,174	$332,294

Note 7 - Property and Equipment

Property and equipment consisted of the following:

	June 30, 2012	June 30, 2011

Leasehold Improvements	$332,476	$332,476

Office Equipment	30,048	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment	1,076,793	1,053,441

Total Property and Equipment	1,440,717	1,417,365

Less Accumulated Depreciation	825,875	614,998
Property and Equipment, Net	$614,842	$802,367

Depreciation expense amounted to $210,877, $201,886 and $81,514 for the fiscal year ended June 30, 2012. 2011 and 2010, respectively.

Note 8 – Trademark and Patents

Trademark and patents consisted of the following:

	June 30, 2012	June 30, 2011

Trademarks and Patents	$458,954	$423,754
Less Accumulated Amortization	(33,147)	(24,371)
Trademarks and Patents, Net	$425,807	$399,383

Amortization expense amounted to $8,775, $8,775 and $8,775, for the fiscal year ended June 30, 2012, 2011 and 2010, respectively.

Note 9 - Equity Transactions

Fiscal Year Ending June 30, 2010 Transactions:

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

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of three and one-half shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The 7,000,000 shares was valued at their par value or $7,000.

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

Fiscal Year Ending June 30, 2011 Transactions:

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

During the six months ended June 30, 2011, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Number of Shares of Common Stock Issued to Seaside
01/03/2011	40,000	1.16348	343,796	1.16348	7,653	351,449
01/14/2011	40,000	1.25800	317,965	1.258	6,403	324,368
01/31/2011	40,000	1.12260	356,422	1.237	5,271	361,694
02/14/2011	40,000	1.08103	370,017	1.08103	4,613	374,630
02/28/2011	40,000	0.98617	405,610	0.98617	3,500	409,110
03/14/2011	40,000	1.08911	367,274	1.08911	1,761	369,035
03/28/2011	10,000	1.11129	89,986	1.11129	345	90,331
04/18/2011	40,000	1.16348	312,163	1.28138	-	312,163
05/02/2011	40,000	1.25800	339,726	1.17742	8055	346,567
05/16/2011	40,000	1.12260	336,502	1.1887	6521	341.940
05/30/2011	40,000	1.08103	326,480	1.22519	4986	330,550
06/13/2011	40,000	0.98617	339,971	1.17657	3452	342,905
06/27/2011	40,000	1.08911	391,850	1.0208	1918	393,591

In December 10, 2010, the Company filed a Form S-8 Registration Statement related to the issuance of 50,000 shares of the Company’s .001 par value common stock, pursuant to a consulting agreement.  The Company issued such shares on or about December 10, 2010, and recorded a consulting expense of $64,000.

Fiscal Year Ending June 30, 2012 Transactions:

On November 2, 2011, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”). On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”). 40,000 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing. Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $.781575, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees. The conversion price per share for the Subsequent Closing was $.55777 and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Following the Initial Closing, Seaside will purchase the remaining 2,500 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

The conversion price per share for the Initial Closing of the Series C Preferred Stock was $.49181 and the Company raised gross proceeds from the offering of $2,500,000 before estimated offering expenses of approximately $200,000, which includes placement agents and attorneys’ fees.

The Offerings were made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement entered into by and between Midtown and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

During the fiscal year ended June 30, 2012, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Number of Shares of Common Stock Issued to Seaside
07/11/2011	10,000	1.11129	89,986	1.11129	345	90,331
07/26/2011	40,000	1.05876	377,800	—	—	377,800
08/08/2011	40,000	0.91494	437,187	0.98167	8,205	445,392
08/23/2011	40,000	0.95277	419,829	0.95277	6,844	426,673
09/06/2011	40,000	0.94591	422,873	0.94733	5,264	428,137
09/19/2011	40,000	0.93534	427,652	0.93534	3,691	431,343
10/03/2011	40,000	0.77774	514,311	0.84473	2,270	516,581
10/17/2011	10,000	0.69212	144,484	0.75149	510	144,994
11/02/2011	40,000	0.78158	511787	—	—	511,787
11/15/2011	40,000	0.69133	578,595	0.72539	10,311	588,906
11/29/2011	40,000	0.62234	642,735	0.64311	10,139	652,874
12/13/2011	40,000	0.53240	751,315	0.56678	8,798	760,113
12/27/2011	40,000	0.50635	796,785	0.50635	6,818	803,603
01/10/2012	40,000	0.50758	788,053	0.50758	3,742	791,795
01/24/2012	10,000	0.47951	208,546	0.48773	786	209,322
02/08/2012	40,000	0.55777	717,142	0.00000	-	717,142
02/22/2012	40,000	0.69437	576,062	0.69437	11,600	587,662
03/07/2012	40,000	0.63665	628,289	0.63665	10,242	638,531
03/21/2012	40,000	0.62894	635,991	0.63827	7,812	643,803
04/11/2012	40,000	0.60469	661,496	0.60469	5,709	667,205
04/18/2012	40,000	0.50926	785,453	0.53593	3,579	789,032
05/02/2012	40,000	0.50415	198,354	0.50873	754	199,108

During the fiscal year ended June 30, 2012, Seaside converted the following amounts of Series C Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series C Converted	Conversion Price	Number of Shares of Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Number of Shares of Common Stock Issued to Seaside
06/28/2012	147	0.49181	298,472	-	-	298,472

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

In March, 2012 the Company authorized the issuance of 593,750 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $634,407.

In March, 2012 the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $181,874.

In May, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.79 per share expiring in May, 2016.  These warrants were valued at $47,400 and recorded as consulting expense.

In June , 2012, the Company's Board of Directors authorized the issuance of 10,000 shares of its Series A Preferred stock with a restrictive legend pursuant to a Consulting Agreement and recorded a recorded an expense of $ 3,287.

In June, 2012 the Company authorized the issuance of 1,050,000 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend as additional stock based compensation for successful prosecution of the Company’s Patent applications and recorded an expense of $345,172.

For the year ended June 30, 2012, the Company's Board of Directors authorized the issuance of 93,183 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $72,000.

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

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	1,875,000	$0.10	8.25	$1,537,500
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	1,875,000	0.10	7.25	$2,400,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	1,875,000	0.10	6.24	665,833
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	1,875,000	0.10	5.24	2,493,332
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2011	1,875,000	0.10	4.24	1,572,499
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2012	1,875,000	0.10	3.23	665,833

As of June 30, 2012 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	2,695,000	1.95	1.94	$-
Granted	1,680,000	1.00	2.25	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	4,375,000	$1.58	1.49	-
Granted	3,983,400	1.42	2.67	-
Exercised	930,250	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	7,428,150	1.53	1.78	-
Granted	5,352,550	1.00	2.67	-
Exercised	1,553,750	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	11,226,950	1.16	1.90	-
Granted	230,000	-	-	-
Exercised	35,000	-	-	-
Expired		-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2011	11,421,950	1.17	0.95	-
Granted	240,000	-	-	-
Exercised		-	-	-
Expired		-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2012	11,661,950	1.16	1.69	-

Of the above warrants, 11,181,950 expire in fiscal year ending June 30, 2014; 240,000 expire in fiscal year ending June 30, 2015; and 240,000 expire in fiscal year ended June 30, 2016.

Note 11 - Income Tax Provision

Deferred Tax Assets

Deferred tax assets arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carry-forwards will begin to expire in the year 2017 if not utilized. Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2011 the Company accumulated a tax loss of $13,973,931 resulting in a deferred tax benefit of approximately $8,750,309, which has been offset by a 100% valuation allowance.

The following is reconciliation of income tax expense (benefit):

	June 30, 2012	June 30, 2011	June 30, 2010
Net operating loss carry-forwards	$4,283,519	$4,283,519	$3,660,808
Research and development credit	2,764,875	2,764,875	1,857,717
Other	1,701,915	1,701,915	947,815
Gross deferred tax assets	8,750,309	8,750,309	6,466,340
Valuation allowances	(8,750,309)	(8,750,309)	6,466,340
Deferred tax assets, net	$-	$-	$-

During the fiscal year ended June 30, 2012, 2011 and 2010, the valuation allowance increased by $2,206,785, $2,283,969, and $1,755,340, respectively.

During the fiscal years ended on June 30, 2012, 2011, and 2010 the Company recognized a refundable Research and Development tax credit of $0, $0 and $162,524 respectively, and has received, to date, $162,524 of this refundable credit .

Note 12 – Credit risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 13 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expires in February 28, 2011, and is now on a month-by-month basis.

Total rent expense amounted to $110,633, $101,840 and $82,729 for the fiscal year ended June 30, 2012, 2011 and 2010, respectively.

Litigation

On or around December 22, 2011, the Connecticut Secretary of the State, as agent for service of process for the Company, was served with a Summons and Complaint in the case entitled David F. Gencarelli, Esq. d/b/a Gencarelli Group v. Nanoviricides, Inc. (Case No. 2011-CA-006555-B) filed in the Superior Court for the District of Columbia Civil Division.  The Complaint for breach of contract, unjust enrichment, and quantum merit claims unpaid legal fees of $77,601.00. The Company and David Gencarelli, Esq. have agreed, in principal, to a settlement, of $40,000 to resolve all claims.

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

