Form 10-Q
period 2012-09-30
NANOVIRICIDES, INC.
filed 2012-11-19
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Yes ☐    No ☒

The number of shares outstanding of the Company's Common Stock as of November 19, 2012 was: 158,391,699.

NanoViricides, Inc.

FORM 10-Q

2

Nanoviricides, Inc.

(A Development Stage Company)

Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,929,665	$14,274,985
Prepaid expenses	438,341	314,174

Total Current Assets	13,368,006	14,589,159

PROPERTY AND EQUIPMENT
Property and equipment	1,440,717	1,440,717
Accumulated depreciation	(878,594)	(825,875)

Property and equipment, net	562,123	614,842

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(35,340)	(33,147)

Trademark, net	423,614	425,807

Total Assets	$14,353,743	$15,629,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$384,367	$238,358
Accounts payable – related parties	441,111	365,681
Accrued expenses	98,258	96,878
Derivative liability	633,430	1,078,698

Total Current Liabilities	1,557,166	1,779,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 9,871,250, and 9,871,250 shares issued and outstanding, respectively	9,872	9,872
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0 shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 1,002 and 2,353 shares issued and outstanding, respectively	1	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 158,391,799, and 155,612,293 shares issued and outstanding, respectively	158,422	155,645
Additional paid-in capital	43,856,353	43,108,790
Deficit accumulated during the development stage	(31,228,071)	(29,424,116)

Total Stockholders' Equity	12,796,577	13,850,193

Total Liabilities and Stockholders' Equity	$14,353,743	$15,629,808

See accompanying notes to the financial statements

F-3

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period from
	For the 3 Months	For the 3 Months	May 12, 2005
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Research and development	$1,209,818	$691,699	$19,720,969
Refund credit research and development costs	-	-	(420,842)
General and administrative	381,167	448,729	11,098,545

Total operating expenses	1,590,985	1,140,428	30,398,672

LOSS FROM OPERATIONS	(1,590,985)	(1,140,428)	(30,398,672)

OTHER INCOME (EXPENSE):
Interest income, net	33,303	8,904	245,414
Discount on convertible debentures	-	-	(73,930)
Beneficial conversion feature of convertible debentures	-	-	(713,079)
Change in fair market value of derivatives	(246,273)	(8,452)	(287,804)

Other income (expense), net	(212,970)	452	(829,399)

LOSS BEFORE INCOME TAXES	(1,803,955)	(1,139,976)	(31,228,071)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(1,803,955)	$(1,139,976)	$(31,228,071)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	156,777,106	144,570,447

See accompanying notes to the financial statements

F-4

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the periood June 30, 2009 Through September 30, 2012

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

Please refer to Form 10K for the fisacal year ended June 30, 2011 filed with SEC on October 13, 2011 for equity transactions occurred prior to June 30, 2009

Balance, June 30, 2009	-	$-	-	$-		$		125,299,457	$125,299	$14,455,778	$(100,000)	$(11,995,535)	$2,485,542

Collection of stock subscription receivable											100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009								7,576	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009								8,485	8	5,592			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009										41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009								6,512	7	4,993			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009								5,814	6	5,594			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009								6,292	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009								5,618	6	4,994			5,000
Payment of Finder's Fee										(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009								2,675,000	2,675	1,334,825			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009								3,759,800	3,760	1,876,140			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009								35,088	35	19,965			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009								12,500	13	7,050			7,063
Warrants issued for commissions, October 26, 2009										3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009								6,859	7	4,993			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009								7,682	8	5,592			5,600
Common shares issued upon conversion of Warrants, November 10, 2009								10,000	10	1,430			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009										39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009								32,500	33	25,167			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009								5,814	6	4,994			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009								9,767	10	8,390			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009								9,917	10	8,390			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009								5,903	6	4,994			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010								4,794	5	4,995			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010										40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	7,000,000	7,000											7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010								4,562	5	4,995			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010								125,000	125	156,125			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010								125,000	125	156,125			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250								513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250								513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	93,750	94								192,590			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010								1,000	1	1,249			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010								3,529	4	4,996			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences								39,625	40	31,660			31,700

Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010								2,396	2	4,998			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			500,000	500						4,999,500			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010										(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010										(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares										(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010								319,331	319				319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(60,000)	(60)									(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010										128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010										82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010								398,189	398				398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, May 26, 2010										(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010								10,300	10	16,867			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010										151,852			151,852
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010								2,400	2	4,998			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010								195,000	195	194,805			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010								426,721	427				427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, June 9, 2010										(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010								10,366	10	14,565			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010										149,364			149,364
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010								11,300	11	19,989			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010								2,000	2	3,538			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010								377,905	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, June 23, 2010										(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010								7,731	7	12,268			12,275
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010										120,254			120,254
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010								2,738	2	4,998			5,000

Net loss												(4,744,208)	(4,744,208)

Balance, June 30, 2010	7,593,750	7,594	260,000	260				133,980,471	133,981	23,116,612	-	(16,739,743)	6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010								397,088	397				397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, July 7, 2010										(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010								6,061	6	9,967			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010										116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010								463,177	463				463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, July 21, 2010										(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010								5,794	6	7,665			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010										113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010								3,086	3	4,997			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010								526,916	527				527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, August 4, 2010										(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010								4,716	5	5,365			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010										104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010										45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010								606,367	606				606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, August 18, 2010										(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010								3,101	3	3,065			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010										104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010								4,032	4	4,996			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010								215,332	215				215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)									(20)
Dividend paid to Seaside 88, LP, September 1, 2010										(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010								766	1	766			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010										34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010										(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010										(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares										(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010								430,015	430				430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010										103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010								4,673	5	4,995			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010								460,346	460				460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, on October 5, 2010										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010								9,268	9	8,046			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010										103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010								452,965	453				453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, October 19, 2010										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010								7,384	7	6,514			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010										69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010								4,854	5	4,995			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30								53,903			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010								461,313	461				461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 2, 2010										(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010								5,751	6	4,980			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010										69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010										55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010								345,817	346				346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 16, 2010										(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010								2,984	3	3,449			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010										69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010								310,566	311				311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 30, 2010										(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010								1,417	1	1,917			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010										69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010								3,425	3	4,997			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010								25,000	25	24,975			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010								50,000	50	63,950			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010								90,840	91				91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)									(10)
Dividend paid to Seaside 88, LP, December 14 2010										(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010								348	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010										17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010										(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010								4,545	5	5,995			6,000
Adjustment									33				33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011								343,796	344				344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 3, 2011										(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011								7,653	8	8,896			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011										73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011								317,965	318				318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 17, 2011										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011								6,403	6	8,049			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011										70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011								356,422	356				356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 31, 2011										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011								5,271	5	6,516			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011										72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011								25,000	25	24,975			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011								370,017	370				370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, February 14, 2011										(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011								4,613	5	4,981			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011										71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011										54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011								405,610	406				406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011										71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, February 28, 2011										(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011								3,500	4	3,448			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011								4,902	5	5,995			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011								250,000	250	316,000			316,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	593,750	594								1,364,036			1,364,630
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011								367,274	367				367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, March 14, 2011										(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011								1,761	2	1,916			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011										70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011								89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)									(10)
Dividend paid to Seaside 88, LP, March 28, 2011										(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011								345	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011										17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011								4,680	5	5,995			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011								10,000	10	9,990			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011										(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011										(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares										(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011								312,163	312	(272)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011										68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011								339,726	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011										68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011								6,841	7	8,048			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011										50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011								336,501	337	(297)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011										69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011								5,438	5	6,516			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011								326,480	326	(286)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011										69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011										(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011								4,070	4	4,982			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011								339,971	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011										69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011										(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011								2,934	3	3,449			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011								391,850	392	(352)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011										69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011										(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011								1,741	2	1,916			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011								4,902	5	5,995			6,000

Net loss												(6,477,165)	(6,477,165)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	-		-	143,548,494	143,582	33,235,990	-	(23,216,908)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011								89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)									(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011										17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011										(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011								345	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011										(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares										(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011										(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011								377,800	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011										68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011								4,762	5	5,995			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011										56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011								437,187	437				437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011										69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011										(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011								8,205	8	8,047			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011								419,829	420				420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011										69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011										(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011								6,844	7	6,514			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011								5,263	5	5,995			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011								422,873	423				423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011										69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011										(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011								5,264	5	4,981			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011								427,652	428				428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011										69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011										(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011								3,691	3	3,449			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011								5,607	6	5,994			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011								514,311	514				514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011										69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011								2,270	2	1,916			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011										(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011								144,484	144				144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011										17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011								510	1	383			384
Dividend to Seaside 88, LP, paid on October 17, 2011										(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011								6,537	5	5,995			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250						2,499,750			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011										(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B										(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011										(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011								511,787	512				512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011										68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011										56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011								578,595	579				579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011										68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011								10,311	10	7,469			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011										(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011								642,735	643				643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011										68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011								10,139	10	6,511			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011										(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011								7,373	7	5,993			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011								751,315	751				751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011										68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011								8,798	9	4,977			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011										(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011								796,785	798				798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011										68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011								6,818	7	3,443			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011										(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011								9,403	9	5,991			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012								788,053	788				788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10,2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012										69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012								3,742	4	1,914			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012										(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012								208,546	209				209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012										69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012								786		383			384
Dividend to Seaside 88, LP, paid on January 24, 2012										(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012								10,367	10	5,990			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			250,000	250						2,499,750			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012										(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B										(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012										(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012								717,142	717				717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012										68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012										51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012								576,062	576				576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012										68,424			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012								11,600	12	7,467			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012										(7,479)			(7,479)
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012								7,767	8	5,992			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012								250,000	250	181,624			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	593,750	594								633,814			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012								628,289	628				628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012										68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012								10,242	10	6,511			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012										(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012								635,991	636				636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012										68,862			68,862
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012								7,812	8	4,978			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012										(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012								7,728	8	5,992			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012								661,496	661				661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012										69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012								5,709	6	3,446			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012										(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012								785,453	785				785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012										69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012								3,579	4	1,914			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012										(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012								9,547	9	5,990			5,999
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012								198,354	199				199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012										69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012										47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012								754	1	383			384
Dividend to Seaside 88, LP, paid on May 2, 2012										(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012								8,962	9	5,991			6,000
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					2,500		3			2,499,997			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012										(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C										(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012										(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	10,000	10								3,277			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012								298,472	298				298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(147)		-						-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012										63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	1,050,000	1,050								344,122			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012								9,867	10	5,990			6,000

Net loss for the year ended June 30, 2012												(6,207,207)	(6,207,207)

Balance, June 30, 2012	9,871,250	9,872	-	-	2,353		3	155,612,293	155,644	43,108,790	-	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012								212,398	212				212

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(103)		(0)

Derivative Liability - Retirement of Preferred Series C on July 12, 2012										44,190			44,190

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012								18,397	18	9,008			9,026

Dividend to Seaside 88, LP, paid on July 12, 2012										(9,026)			(9,026)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012								271,373	271				271

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(128)		(0)

Derivative Liability - Retirement of Preferred Series B on July 26, 2012										53,032			53,032

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012								18,275	18	8,611			8,629

Dividend to Seaside 88, LP, paid on July 26, 2012										(8,629)			(8,629)

Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012								10,909	11	5,989			6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012								280,944	281				281

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(118)		(0)

Derivative Liability - Retirement of Preferred Series C on August 8, 2012										51,555			51,555

Warrants issued to Scientific Advisory Board on May 15, 2012										40,800			40,800

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012								18,868	19	8,119			8,138

Dividend to Seaside 88, LP, paid on August 8, 2012										(8,138)			(8,138)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012								574,792	575				575

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(276)		(0)

Derivative Liability - Retirement of Preferred Series C on August 23, 2012										121,054			121,054

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012								16,006	16	7,668			7,684

Dividend to Seaside 88, LP, paid on August 23, 2012										(7,684)			(7,684)

Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012								10,345	10	5,990			6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012								763,135	763				763

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(441)		(0)						(0)

Derivative Liability - Retirement of Preferred Series C on September 5, 2012										236,481			236,481

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012								11,478	11	6,614			6,625

Dividend to Seaside 88, LP, paid on September 5, 2012										(6,625)			(6,625)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012								553,337	553				553

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(285)		(0)

Derivative Liability - Retirement of Preferred Series C on September 19, 2012										182,575			182,575

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012								9,572	10	4,926			4,936

Dividend to Seaside 88, LP, paid on September 19 2012										(4,936)			(4,936)

Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012								9,677	10	5,990			6,000

Net loss for the Quarter ended September 30, 2012												(1,803,955)	(1,803,955)

Balance, September 30, 2012	9,871,250	$9,872	-	$-	1,002		$1	158,391,799	$158,422	$43,856,353	$-	$(31,228,071)	$12,796,577

See accompanying notes to the financial statements

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			For the Period from
	For the 3 Months	For the 3 Months	May 12, 2005
	Ended	Ended	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,803,955)	$(1,139,976)	$(31,228,071)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	-	-	2,203,197
Common shares and warrants issued for services	18,000	18,000	3,415,367
Warrants granted to scientific advisory board	40,800	56,400	1,106,038
Amortization of deferred compensation	-	-	121,424
Depreciation	52,719	52,719	878,594
Amortization	2,193	2,194	35,339
Change in fair value of derivative liability	246,273	(8,452)	287,810
Amortization of deferred financing expenses	-	-	51,175
Discount convertible debentures	-	-	73,930
Beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(124,167)	10,408	(430,341)
Other current assets	-	-	(8,001)
Deferred expenses	-	-	(2,175)
Accounts payable - trade	146,008	18,255	728,746
Accounts payable - related parties	75,430	247,433	441,111
Accrued expenses	1,379	66,746	98,257

NET CASH USED IN OPERATING ACTIVITIES	(1,345,320)	(676,273)	(21,507,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(23,352)	(1,440,717)
Purchase of trademark	-	(5,733)	(458,955)

NET CASH USED IN INVESTING ACTIVITIES	-	(29,085)	(1,899,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Preferred Series B stock, net	-	2,360,654	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	-	-	2,325,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	-	-	11,296,748
Proceeds from exercise of stock options	-	-	90,000
Proceeds from exercise of warrants	-	-	3,162,590
Collection of stock subscriptions received	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,360,654	36,336,858

NET CHANGE IN CASH	(1,345,320)	1,655,296	12,929,665

Cash at beginning of period	14,274,985	9,224,023	-

Cash at end of period	$12,929,665	$10,879,319	$12,929,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$18,000	$18,000	$11,996,802
Preferred stock issued as compensation	-	-	3,621,782
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	50,800	56,400	1,116,038
Stock warrants granted to brokers	-	-	3,563
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	-	2,175,327	20,320,630
Common stock issued upon conversion of Series C Preferred Stock	-	-	298,472
Common stock issued for dividends on Series B Preferred Stock	-	24,349	234,508
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2012 AND 2011

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management,   considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on October 15, 2012.

For a summary of significant accounting policies (which have not changed from June 30, 2012), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2012 the Company had cash and cash equivalents of $12,929,665. The Company does not currently have any long term debt. The Company has sufficient capital to continue its business, at least, through September 30, 2014, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through the sale of its securities (See Note 6). On November 2, 2011, the Company entered into an Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”), relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  On February 8, 2012 Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).   The Company has sufficient capital to continue its business, at least, through September 30, 2014, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $31,228,071at September 30, 2012 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2012 and 2011 and a cash and cash equivalent balance of $12,929,665 at September 30, 2012, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

The Company continues to successfully raise additional capital:

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

As a result of the successful sale of the Company’s Series B and Series C Convertible Preferred Stock to Seaside, LP the management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, September 30, 2014 at current rate of expenditures.

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

Development costs charged by and paid to TheraCour were $948,026 and $416,679 for the three months ended September 30, 2012, and 2011, respectively and $7,565,030 since inception. As of September 30, 2012, pursuant to its license agreement, the Company has paid a security advance of $386,608 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through September 30, 2012.

Anil R. Diwan, President, and a director of the Company, is also a Director and President of TheraCour. Dr. Diwan owns approximately 70% of the common stock of TheraCour, which itself owns approximately 21% of the Common stock of the Company.

TheraCour owns 33,360,000 shares of the Company’s outstanding common stock as of September 30, 2012.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct preclinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non-executive position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three months ended September 30, 2012, and 2011, were $561,618 and $-0-  respectively, and $2,421,755 since inception.

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

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	September 30, 2012	June 30, 2012
TheraCour Pharma, Inc.	$386,607	$281,775
Prepaid Others	51,734	32,399
	$438,341	$314,174

Note 6 – Equity Transactions

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

During the three months ended September 30, 2012, Seaside converted the following amounts of Series C Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series C Converted	Conversion Price	Number of Shares of .001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
07/12/2012	103	.48717	212,398	.49062	18,397	230,795
07/26/2012	128	.47218	271,373	.47218	18,275	289,648
08/08/2012	118	.42073	280,944	.43129	18,868	299,812
08/23/2012	276	.48008	574,792	.48008	16,006	590,798
09/06/2012	441	.57728	763,135	.57728	11,478	774,613
09/19/2012	285	.51570	553,337	.51570	9,572	562,909

Unregistered Securities

In August, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.68 per share expiring in August ,2016.  These warrants were valued at $40,800 and recorded as consulting expense.

For the three months ended September 30, 2012, the Company's Board of Directors authorized the issuance of 30,931 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

Note 7 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense amounted to $26,085 and $26,085 for the three months ended September 30, 2012 and 2011, respectively.

Legal Proceedings

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, we filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand).  The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of fiduciary dutiesby Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted, which is currently being considered by the Court. Management believes that this lawsuit has no merit or basis and intends to vigorously defend it. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

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

Note 8 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

1.	On October 26, 2012, the Company’s filed a Form S-3 Registration Statement with the Securities and Exchange Commission which seeks to register up to $40,000.000 of common stock, preferred stock, warrants, debt securities and units comprised of those securities.

2.	On November 13, 2012 the Company announced that it had entered into an agreement with Bioanalytical Systems, Inc. to conduct drug development studies required for submission of Investigational New Drug Applications to the FDA for its nanoviricides® drug candidates against various viral diseases

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

Of note for the quarter ending September 30, 2012 is that the Company has made significant progress in advancing our pipeline. In March 2012, we held a pre-IND meeting with the United States Food & Drug Administration (“FDA”)for our anti-influenza drug candidate, NV-INF-1. We obtained valuable advice from the US FDA regarding the requirements for filing an Investigational New Drug (“IND”) for this anti-influenza drug candidate.

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

Another major event also occurred very recently. In September 2012, we announced that the oral version of FluCide was also highly effective against a different strain of influenza A, namely H3N2, in addition to the influenza strain of H1N1 that we had been using for development, in the same lethal animal challenge model. This is an important indication that our drug candidates against influenza are indeed broad-spectrum, i.e. capable of combating most if not all influenza viruses. We will need to perform animal studies against a few additional strains of influenza viruses in order to substantiate that this drug is indeed a broad-spectrum drug candidate. Additional studies in cell cultures against different strains of influenza are also planned. All of these studies are necessary for filing an IND application.

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

We are also working on developing cGMP (current Good Manufacturing Practices) manufacturing capabilities for clinical product. A group of private financiers that includes our founder Dr. Anil Diwan has acquired an 18,000 sqft building on 4 acres with possibilities of expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for that purpose. The plans for renovating this building are being designed. The project had several changes of scope as a result of the constraints in the current financial markets. A highly optimized floor plan has now been developed and the Company is in the process of guiding the contract proposals and selection of architectural, design and engineering teams. The building construction will be phased based on available financing, with priority for the cGMP facility build-out. The Company is evaluating various options for the cGMP facility build-out. We intend to lease the building from Inno-Haven, LLC. The terms of the lease have not been finalized. We believe that from the time that the proposals are accepted, the cGMP facility can be ready in about one year to begin actual manufacturing. Soon thereafter, the Company will be able to make cGMP-like material using the same processes as c-GMP material but prior to undergoing the FDA registration process. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside contract manufacturers.

While we continue to make significant progress towards human clinical trials and approval of our drug candidates, our programs have been hampered by the weak financial markets that have resulted in substantial limitations on our capital-raising efforts. We have scaled down our programs, particularly the cGMP manufacturing facility program, to meet with these financial challenges.

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult diseases to tackle. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC). In 2008, we added anti-HIV drug candidates to our growing portfolio. In 2009, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment of recurrent HSV skin infections, such as cold sores and genital warts. Then last year we added drug candidates effective against Dengue viruses to our pipeline. In 2012 we developed an oral version of our anti-influenza drug candidate, Flucide. Thus, in just about five years we have developed a very broad pipeline of drug candidates. We believe that we will have clinically relevant drug candidates in many, if not all, of these disease areas.

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

What is more, the new anti-HIV nanoviricide drug candidate continued to maintain HIV-1 viral load suppression for at least 28 days after last drug dosing in this recent study. So we believe that an intermittent therapy against HIV/AIDS is feasible with nanoviricides. We believe that such a therapy would allow patients to achieve nominally HIV-free status, and have a normal life, for long periods, without drugs. We are now further optimizing the HIVCide drug candidates. In effect, we believe that HIVCide would enable a “functional cure” for HIV, although much work needs to be done as this program matures into a clinical candidate.

Nanoviricide technology is built on the TheraCour® polymeric micelle platform technology. The design of these materials is like building blocks. We can select components to achieve desired effects. This tailor-made customizability has many implications. It allows us to (1) rapidly create a new drug against a different virus; (2) rapidly develop a drug with desired length of time for which its effect should persist; and (3) quickly develop new drugs with different routes of administration; among many other benefits.

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

We now have six commercially significant active, drug development programs: (1) Oral FluCideTM, against all Influenzas, (2)A Piggy-back version of Flucide for hospitalized patients, (3) nanoviricide eye drops against adenoviral EKC and herpes keratitis, (4) HIVCide™-I against HIV/AIDS, (5) HerpeCide™-I skin cream formulation for herpes cold sores and genital warts, and (6) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS). We continue to achieve very strong performance in the testing of these drug candidates. All of our biological testing is conducted by third parties.

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

Based on this data, the Company believes that it is feasible to develop a single nanoviricide drug against all types of dengue viruses that circumvents the primary issue of antibody-dependent enhancement (ADE) of dengue virus infection. ADE is thought to result in severe dengue disease syndromes such as dengue shock syndrome (DSS) and dengue hemorrhagic fever (DHF).

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

In September 2011, we announced that we have selected a clinical candidate, designated NV-INF-1, for FDA submission in our highly successful FluCide™ anti-influenza therapeutics program. The Company submitted a pre-IND application to the FDA for this clinical candidate and held a pre-IND meeting with the US FDA in March, 2012. In addition, the Company is planning a high strength “piggy-back infusion” dosage form for hospitalized patients with severe influenza. The Company will continue the development of these two drug candidates towards an IND, based on the guidance it received in the first pre- IND meeting.

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

The Company also announced in May 2012 that a fundamental patent, on which the nanoviricides® technology is based, is due to be issued in the USA on May 8, 2012. The US Patent (No. 8,173,764) is granted for "Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers." It was issued on May 8, 2012. The patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases. The other national and regional counterparts of the international Patent Cooperation Treaty (“PCT”) application number PCT/US06/01820, which was filed in 2006,. have issued as a Singapore National Patent Publication, a South African patent, and also as an OAPI regional patent covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d'Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. It has also issued as a granted patent in New Zealand, China, Mexico, and Japan. Estimated expiry dates range nominally from 2026 to 2028 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

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

As the Company’s drug candidates progress towards human clinical studies, it has become necessary to enable that they can be produced under “current Good Manufacturing Practices” (cGMP) guidelines of the US FDA, and other applicable international guidelines (such as WHO and ICH guidelines, as well as other country-specific and region-specific guidelines). In the US, the US FDA requires that at least two validated and consistent batches of the drug be produced under cGMP conditions before any human clinical trials can be allowed. Some other countries may allow research product materials for certain phases of human clinical trials. The Company’s management has studied the possibilities of contract manufacturing of its drug candidates over the last several years and has concluded that building a small pilot scale manufacturing facility where the special needs of the manufacture of its nanomedicines can be met is the most appropriate solution. This approach provides the highest level of control over the quality of the materials and also keeps the intellectual property of the Company well protected. Further, to minimize capital costs to the Company, management determined that a separate entity should be allowed to purchase the real estate, renovate, build and maintain the facilities under the Company’s direction and control. Subsequently, a separate entity, Inno-Haven, LLC (“Inno-Haven”), controlled by Anil R. Diwan, the Company’s founder, was created for this purpose. Inno-Haven purchased an 18,000 sq. ft. light manufacturing building on a 4.2 acre land lot in Shelton, Connecticut in August, 2011. The purchase and related costs were financed by Dr. Diwan through his personal savings, and the sale of NanoViricides common stock that he had acquired as a founder, that netted approximately $900,000 after expenses and income taxes. Dr. Diwan disposed of his shares in accordance with a 10b5.1 trading plan which concluded in October, 2011. Inno-Haven has also obtained additional financing from certain other unrelated parties. Inno-Haven intends to obtain additional financing from investors other than Dr. Diwan. Dr. Diwan has also agreed to provide personal guarantees for potential loans and mortgages which could be drawn for the purpose of financing the building and construction costs for the extensive renovation intended.

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

The Company does not currently have any revenue. All of the Company’s products are in development stage and require require successful; development through regulatory processes before commercialization. During the development phase, we have generated funding through the issuances of debt and private placement of common stock (see Item 5 Recent Sales of Unregistered Securities), and also the sale of our registered securities. The Company does not currently have any long term debt. We have not generated any revenues and we may not be able to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

The Company’s Drug Pipeline

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

Requirement for Additional Capital

As of September 30, 2012, we have a cash and cash equivalent balance of $12,929,665 which combined with the $2,500,000 which will be obtained through the follow on sale of the Company’s Convertible Preferred Stock, will be sufficient to fund our operations through more than two years or September 30, 2014, at the Company’s current rate of expenditure.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With our current funds and the follow on tranche of the June 28, 2012 sale of the Company’s Series C Convertible Preferred Stock, we believe that we currently have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We estimate that a small, 1kg/batch, production facility would be sufficient to satisfy the Company’s near future needs for supporting the FluCide clinical studies, at least through Phase II. This small batch size requirement is based on the extremely high effectiveness of the influenza clinical candidate observed in animal studies, and therefore must be treated with caution.  We intend to enter into lease negotiations with Inno-Haven, LLC (“Inno-Haven”) to enable cGMP manufacture of our drug products. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and has purchased an 18,000 square foot building in Shelton, CT, on a 4.2 acre lot, enabling future expansion of operations.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was concluded in October, 2011. Inno-Haven plans to raise the balance of financing through applicable and available loan programs such as the SBA-guaranteed bank loans and mortgages, the State of Connecticut programs for development of high tech industry, and additional investors. No lease agreement has been drawn up and the terms of lease have not yet been negotiated.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of September 30, 2012, the Company has drawn down $22,500,000 of the $40,000,000 S-3 Shelf Registration. In addition, on October 26, 2012, the Company has filed a new S-3 Shelf Registration Statement for $40,000,000 of common stock, preferred stock, warrants, debt securities and units comprised of those securities. We intend to combine the unused portion of the prior shelf registration for a total available Shelf Registration of $57,500,000. The Company anticipates it will have sufficient access to capital even if it decides to develop FluCide through Phase III on its own. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond September 30, 2014. The Company currently has no long term debt.

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

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by the Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. Since the Company is not listed on a national exchange or on an automated interdealer quotation system, it is not required to have an audit committee or independent directors. We consider this to be a material weakness. The Company has addressed this issue by establishing an Audit Committee and appointing an independent director having financial expertise.

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

The material weakness relates to a lack of a functioning audit committee and a lack of outside directors on the Company’s Board during the period of the evaluation. We have initiated measures to remediate the identified material weakness by establishing a formal audit committee and the appointment of an additional outside director.

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.68 per share expiring in August, 2016.  These warrants were valued at $40,800 and recorded as consulting expense.

For the three months ended September 30, 2012, the Company's Board of Directors authorized the issuance of 30,931 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financing completed on June 28, 2012, with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in the offering.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended September 30, 2012, the Company filed the following Current Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2012

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

