Form 10-Q
period 2012-12-31
NANOVIRICIDES, INC.
filed 2013-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

Yes ☐    No ☒

The number of shares outstanding of the Company's Common Stock as of February 14, 2013 was: 161,985,997

NanoViricides, Inc.

FORM 10-Q

2

 NanoViricides, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2012	June 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,879,872	$14,274,985
Prepaid expenses	801,588	314,174

Total Current Assets	14,681,460	14,589,159

PROPERTY AND EQUIPMENT
Property and equipment	1,440,717	1,440,717
Accumulated depreciation	(931,313)	(825,875)

Property and equipment, net	509,404	614,842

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(37,534)	(33,147)

Trademark, net	421,420	425,807

Total Assets	$15,612,284	$15,629,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$286,312	$238,358
Accounts payable – related parties	666,884	365,681
Accrued expenses	71,489	96,878
Derivative liability	372,733	1,078,698

Total Current Liabilities	1,397,418	1,779,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
9,871,250 shares issued and outstanding	9,872	9,872
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
None issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
2,346 and 2,353 shares issued and outstanding, respectively	2	2
Common stock, $0.001 par value; 300,000,000 shares authorized;
160,911,462 and 155,612,293 shares issued and outstanding, respectively	160,942	155,645
Additional paid-in capital	46,480,506	43,108,790
Deficit accumulated during the development stage	(32,436,456)	(29,424,116)

Total Stockholders' Equity	14,214,866	13,850,193

Total Liabilities and Stockholders' Equity	$15,612,284	$15,629,808

See accompanying notes to the financial statements

3

 NanoViricides, Inc.

(A Development Stage Company)

Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	May 12, 2005 (inception)
	Ended	Ended	Ended	Ended	through
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Research and development	$710,197	$1,011,466	$1,920,015	$1,670,040	$20,431,166
Refund credit research and development costs	-	-	-	-	(420,842)
General and administrative	533,407	325,598	917,229	787,675	11,634,607

Total operating expenses	1,243,604	1,337,064	2,837,244	2,457,715	31,644,931

LOSS FROM OPERATIONS	(1,243,604)	(1,337,064)	(2,837,244)	(2,457,715)	(31,644,931)

OTHER INCOME (EXPENSE):
Interest income, net	15,495	20,355	51,453	9,482	263,564
Discount on convertible debentures	-	-	-	-	(73,930)
Beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Change in fair market value of derivatives	19,724	(74,610)	(226,549)	(83,062)	(268,080)

Other income (expense), net	35,219	(54,255)	(175,096)	(73,580)	(791,525)

LOSS BEFORE INCOME TAX PROVISION	(1,208,385)	(1,391,319)	(3,012,340)	(2,531,295)	(32,436,456)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(1,208,385)	$(1,391,319)	$(3,012,340)	(2,531,295)	$(32,436,456)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.01)	$(0.02)	(0.02)

Weighted average common shares outstanding
- basic and diluted	157,845,001	147,455,000	157,311,054	145,997,000

See accompanying notes to the financial statements

4

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the interim period ended December 31, 2012

(Unaudited)

										Deficit
										Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock Par $0.001		Common Stock: Par $0.001		Additional	During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance, June 30, 2010	7,593,750	$7,594	260,000	$260	-	$-	133,980,471	$133,981	$23,116,612	$(16,739,743)	$6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010							397,088	397			397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, July 7, 2010									(9,973)		(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010							6,061	6	9,967		9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010									116,715		116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010							463,177	463			463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, July 21, 2010									(7,671)		(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010							5,794	6	7,665		7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010									113,700		113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010							3,086	3	4,997		5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010							526,916	527			527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, August 4, 2010									(5,370)		(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010							4,716	5	5,365		5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010									104,480		104,480
Warrants issued to Scientific Advisory Board, August 15, 2010									45,000		45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010							606,367	606			606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, August 18, 2010									(3,068)		(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010							3,101	3	3,065		3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010									104,795		104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010							4,032	4	4,996		5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010							215,332	215			215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)							(20)
Dividend paid to Seaside 88, LP, September 1, 2010									(767)		(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010							766	1	766		767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010									34,841		34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010									(195,000)		(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010									(10,000)		(10,000)
Derivative liability - issuance of Series B Preferred Shares									(328,086)		(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010							430,015	430			430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010									103,012		103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010							4,673	5	4,995		5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010							460,246	460			460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, on October 5, 2010									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010							9,268	9	8,046		8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010									103,330		103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010							452,965	453			453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, October 19, 2010									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010							7,384	7	6,514		6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010									69,635		69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010							4,854	5	4,995		5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30							53,903		53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010							461,313	461			461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 2, 2010									(4,986)		(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010							5,751	6	4,980		4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010									69,104		69,104
Warrants issued to Scientific Advisory Board, November 15, 2010									55,800		55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010							345,817	346			346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 16, 2010									(3,452)		(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010							2,984	3	3,449		3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010									69,187		69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010							310,566	311			311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 30, 2010									(1,918)		(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010							1,417	1	1,917		1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010									69,449		69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010							3,425	3	4,997		5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010							25,000	25	24,975		25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010							50,000	50	63,950		64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010							90,840	91			91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)							(10)
Dividend paid to Seaside 88, LP, December 14 2010									(384)		(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010							348	-	384		384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010									17,438		17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010									(200,000)		(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010							4,545	5	5,995		6,000
Adjustment								33			33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011							343,796	344			344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 3, 2011									(8,904)		(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011							7,653	8	8,896		8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011									73,532		73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011							317,965	318			318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 17, 2011									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011							6,403	6	8,049		8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011									70,882		70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011							356,422	356			356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 31, 2011									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011							5,271	5	6,516		6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011									72,432		72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011							25,000	25	24,975		25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011							370,017	370			370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, February 14, 2011									(4,986)		(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011							4,613	5	4,981		4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011									71,699		71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011									54,000		54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011							405,610	406			406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011									71,490		71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, February 28, 2011									(3,452)		(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011							3,500	4	3,448		3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011							4,902	5	5,995		6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							125,000	125	158,000		158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							125,000	125	158,000		158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250							574,331		574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	250,000	250							574,331		574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	93,750	94							215,374		215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011							367,274	367			367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, March 14, 2011									(1,918)		(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011							1,761	2	1,916		1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011									70,566		70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011							89,986	90			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)							(10)
Dividend paid to Seaside 88, LP, March 28, 2011									(384)		(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011							345	-	384		384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011									17,525		17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011							4,680	5	5,995		6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011							10,000	10	9,990		10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011									(160,000)		(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011									(25,000)		(25,000)
Derivative liability - issuance of Series B Preferred Shares									(429,725)		(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011							312,163	312	(272)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011									68,756		68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011							339,726	340	(300)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011									68,941		68,941
Dividend paid to Seaside 88, LP, May 2, 2011									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011							6,841	7	8,048		8,055
Warrants issued to Scientific Advisory Board, May 15, 2011									50,400		50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011							336,501	337	(297)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011									69,194		69,194
Dividend paid to Seaside 88, LP, May 16, 2011									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011							5,438	5	6,516		6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011							326,480	326	(286)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011									69,464		69,464
Dividend paid to Seaside 88, LP, May 30, 2011									(4,986)		(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011							4,070	4	4,982		4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011							339,971	340	(300)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011									69,727		69,727
Dividend paid to Seaside 88, LP, June 13, 2011									(3,452)		(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011							2,934	3	3,449		3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011							391,850	392	(352)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011									69,973		69,973
Dividend paid to Seaside 88, LP, June 27, 2011									(1,918)		(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011							1,741	2	1,916		1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011							4,902	5	5,995		6,000

Net loss										(6,477,166)	(6,477,166)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	-	-	143,548,394	143,582	33,235,990	(23,216,909)	10,170,891

											-
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							89,986	90			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)							(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011									17,880		17,880
Dividend to Seaside 88, LP, paid on July 11, 2011									(381)		(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							345	-	381		381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011									(150,000)		(150,000)
Derivative liability - issuance of Series B Preferred Shares									(429,768)		(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011									(6,250)		(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							377,800	378			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011									68,425		68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							4,762	5	5,995		6,000
Warrants issued to Scientific Advisory Board, August 15, 2011									56,400		56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							437,187	437			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011									69,193		69,193
Dividend to Seaside 88, LP, paid on August 8, 2011									(8,055)		(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							8,205	8	8,047		8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							419,829	420			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011									69,351		69,351
Dividend paid to Seaside 88, LP, August 23, 2011									(6,521)		(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							6,844	7	6,514		6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							5,263	5	5,995		6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							422,873	423			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011									69,887		69,887
Dividend paid to Seaside 88, LP, September 6, 2011									(4,986)		(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							5,264	5	4,981		4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							427,652	428			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011									69,970		69,970
Dividend to Seaside 88, LP, paid on September 19, 2011									(3,452)		(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							3,691	3	3,449		3,452

Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							5,607	6	5,994		6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							514,311	514			514

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on October 3, 2011									69,496		69,496

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							2,270	2	1,916		1,918

Dividend to Seaside 88, LP, paid on October 3, 2011									(1,918)		(1,918)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							144,484	144			144

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)							(10)

Derivative Liability - Retirement of Preferred Series B on October 17, 2011									17,790		17,790

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							510	1	383		384

Dividend to Seaside 88, LP, paid on October 17, 2011									(384)		(384)

Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							6,537	5	5,995		6,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250					2,499,750		2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011									(160,000)		(160,000)

Derivative Liability - Issuance of Preferred Series B									(429,804)		(429,804)

Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011									(25,000)		(25,000)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							511,787	512			512

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on November 1, 2011									68,297		68,297
Warrants issued to Scientific Advisory Board on November 15, 2011									56,400		56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							578,595	579			579

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on November 15, 2011									68,411		68,411

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							10,311	10	7,469		7,479

Dividend to Seaside 88, LP, paid on November 15, 2011									(7,479)		(7,479)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							642,735	643			643

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on November 29, 2011									68,591		68,591

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							10,139	10	6,511		6,521

Dividend to Seaside 88, LP, paid on November 29, 2011									(6,521)		(6,521)

Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							7,373	7	5,993		6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							751,315	751			751

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on December 13, 2011									68,753		68,753

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							8,798	9	4,977		4,986

Dividend to Seaside 88, LP, paid on December 13, 2011									(4,986)		(4,986)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							796,785	798			798

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on December 27, 2011									68,965		68,965

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							6,818	7	3,443		3,450

Dividend to Seaside 88, LP, paid on December 27, 2011									(3,452)		(3,452)

Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							9,403	9	5,991		6,000

Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							788,053	788			788

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10,2012			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on January 10, 2012									69,222		69,222

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							3,742	4	1,914		1,918

Dividend to Seaside 88, LP, paid on January 10, 2012									(1,918)		(1,918)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							208,546	209			209

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(10,000)	(10)							(10)

Derivative Liability - Retirement of Preferred Series B on January 24, 2012									69,883		69,883

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							786		383		384

Dividend to Seaside 88, LP, paid on January 24, 2012									(384)		(384)

Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							10,367	10	5,990		6,000

Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			250,000	250					2,499,750		2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012									(150,000)		(150,000)

Derivative Liability - Issuance of Preferred Series B									(430,283)		(430,283)

Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012									(6,250)		(6,250)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							717,142	717			717

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on February 8, 2012									68,169		68,169
Warrants issued to Scientific Advisory Board on February 15, 2012									51,000		51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							576,062	576			576

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on February 22, 2012									68,424		68,423

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							11,600	12	7,467		7,479

Dividend to Seaside 88, LP, paid on February 22, 2012									(7,479)		(7,479)

Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							7,767	8	5,992		6,000

Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							125,000	125	90,812		90,937

Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							125,000	125	90,812		90,937

Series A Preferred Shares issued for employee stock compensation, March 3, 2012	250,000	250							266,869		267,119

Series A Preferred Shares issued for employee stock compensation, March 3, 2012	250,000	250							266,869		267,119

Series A Preferred Shares issued for employee stock compensation, March 3, 2012	93,750	94							100,076		100,170

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							628,289	628			628

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on March 7, 2012									68,602		68,602

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							10,242	10	6,511		6,521

Dividend to Seaside 88, LP, paid on March 7, 2012									(6,521)		(6,521)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							635,991	636			636

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on March 21, 2012									68,862		68,862

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							7,812	8	4,978		4,986

Dividend to Seaside 88, LP, paid on March 21, 2012									(4,986)		(4,986)

Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012

							7,728	8	5,992		6,000
Net loss for the nine months ended March 31, 2012										(4,563,148)	(4,563,148)
	8,811,250	8,812	90,000	90	-	-	153,630,000	153,662	41,189,132	(27,780,057)	13,571,639

Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							661,496	661			661

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on April 4, 2012									69,098		69,098

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							5,709	6	3,446		3,452

Dividend to Seaside 88, LP, paid on April 4, 2012									(3,452)		(3,452)

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							785,453	785			785

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(40,000)	(40)							(40)

Derivative Liability - Retirement of Preferred Series B on April 18, 2012									69,224		69,224

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							3,579	4	1,914		1,918

Dividend to Seaside 88, LP, paid on April 18, 2012									(1,918)		(1,918)

Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							9,547	9	5,990		5,999

Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							198,354	199			199

Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(10,000)	(10)							(10)

Derivative Liability - Retirement of Preferred Series B on May 2, 2012									69,892		69,892

Warrants issued to Scientific Advisory Board on May 15, 2012									47,400		47,400

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							754	1	383		384

Dividend to Seaside 88, LP, paid on May 2, 2012									(384)		(384)

Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							8,962	9	5,991		6,000

Series A Preferred Shares amendment of valuation arising from Amendment of certificate of Designation on June 26, 2012

Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					2,500	3			2,499,997		2,500,000

Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012									(150,000)		(150,000)

Derivative Liability - Issuance of Preferred Series C									(1,090,017)		(1,090,017)

Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012									(25,000)		(25,000)

Sharees of Series A Preferred issued for legal services rendered	10,000	10							3,277		3,287

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							298,472	298			298

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(147)	(1)					(1)
Derivative Liability - Retirement of Preferred Series C on June 28, 2012									63,704		63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	175,000	175							57,354		57,529

Series A Preferred Shares issued for employee stock compensation, June 28, 2012	500,000	500							163,867		164,367

Series A Preferred Shares issued for employee stock compensation, June 28, 2012	250,000	250							81,934		82,184

Series A Preferred Shares issued for employee stock compensation, June 28, 2012	125,000	125							40,967		41,092

Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							9,867	10	5,990		6,000

Net loss for the year ended June 30, 2012										(1,644,059)	(1,644,059)

Balance, June 30, 2012	9,871,250	9,872	-	-	2,353	2	155,612,193	155,644	43,108,789	(29,424,116)	13,850,191

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							212,398	212			212

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(103)	0

Derivative Liability - Retirement of Preferred Series C on July 12, 2012									44,190		44,190

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							18,397	18	9,008		9,026

Dividend to Seaside 88, LP, paid on July 12, 2012									(9,026)		(9,026)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							271,373	271			271

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(128)

Derivative Liability - Retirement of Preferred Series B on July 26, 2012									53,032		53,032

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							18,275	18	8,611		8,629

Dividend to Seaside 88, LP, paid on July 26, 2012									(8,629)		(8,629)

Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							10,909	11	5,989		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							280,944	281			281

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(118)

Derivative Liability - Retirement of Preferred Series C on August 8, 2012									51,555		51,555

Warrants issued to Scientific Advisory Board on August 15, 2012									40,800		40,800

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							18,868	19	8,119		8,138

Dividend to Seaside 88, LP, paid on August 8, 2012									(8,138)		(8,138)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							574,792	575			575

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(276)

Derivative Liability - Retirement of Preferred Series C on August 23, 2012									121,054		121,054

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							16,006	16	7,668		7,684

Dividend to Seaside 88, LP, paid on August 23, 2012									(7,684)		(7,684)

Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							10,345	10	5,990		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							763,135	763			763

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(441)	(1)					(1)

Derivative Liability - Retirement of Preferred Series C on September 5, 2012									236,481		236,481

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							11,478	11	6,614		6,625

Dividend to Seaside 88, LP, paid on September 5, 2012									(6,625)		(6,625)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							553,337	553			553

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(285)

Derivative Liability - Retirement of Preferred Series C on September 19, 2012									182,575		182,575

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							9,572	10	4,926		4,936

Dividend to Seaside 88, LP, paid on September 19 2012									(4,936)		(4,936)

Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							9,677	10	5,990		6,000

Net loss for the Quarter ended September 30, 2012										(1,803,955)	(1,803,955)

	9,871,250	9,872	-	-	1,002	1	158,391,699	158,422	43,856,353	(31,228,071)	12,796,577

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							435,842	436			436

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(233)	0

Derivative Liability - Retirement of Preferred Series C on October 3, 2012									39,945		39,945

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							7,176	7	3,835		3,842

Dividend to Seaside 88, LP, paid on October 3, 2012									(3,842)		(3,842)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							311,521	312			312

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(165)
Derivative Liability - Retirement of Preferred Series C on October 3, 2012									28,413		28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							5,550	6	2,942		2,948

Dividend to Seaside 88, LP, paid on October 17, 2012									(2,948)		(2,948)

Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							16,630	16	9,984		10,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							281,347	281			281

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(145)

Derivative Liability - Retirement of Preferred Series C on October 31, 2012									24,955		24,955

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							4,481	5	2,308		2,313

Dividend to Seaside 88, LP, paid on October 31, 2012									(2,313)		(2,313)

Warrants issued to Scientific Advisory Board on November 15, 2012									34,200		34,200

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							3,823	4	1,752		1,756

Dividend to Seaside 88, LP, paid on November 14, 2012									(1,756)		(1,756)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							383,144	383			383

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(165)

Derivative Liability - Retirement of Preferred Series C on November 14, 2012									28,407		28,407

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							2,570	3	1,118		1,121

Dividend to Seaside 88, LP, paid on November 29, 2012									(1,121)		(1,121)

Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							13,208	13	6,987		7,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							390,698	391			391

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(170)	(1)					(1)

Derivative Liability - Retirement of Preferred Series C on November 29, 2012									29,302		29,302

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							1,083	1	467		468

Dividend to Seaside 88, LP, paid on December 13, 2012									(468)		(468)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							282,379	282			282

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(122)

Derivative Liability - Retirement of Preferred Series C on December 13, 2012									20,953		20,953

Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					2,500	2			2,541,870		2,541,872

Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012									(165,000)		(165,000)

Derivative Liability - Issuance of Preferred Series C											-

Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012									(12,500)		(12,500)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							357,279	357			357

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(156)

Derivative Liability - Retirement of Preferred Series C on December 21, 2012									24,686		24,686

Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							14,000	14	6,986		7,000

Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							9,032	9	4,991		5,000

Net loss for the Quarter ended December 31, 2012										(1,208,385)	(1,208,385)

Balance, December 31, 2012	9,871,250	$9,872	-	$-	2,346	$2	$160,911,462	$160,942	$46,480,506	$(32,436,456)	$14,214,866

See accompanying notes to the financial statements

 NanoViricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	May 12, 2005 (inception)
	Ended	Ended	through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,012,340)	$(2,531,295)	$(32,436,456)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	-	-	2,203,197
Common shares and warrants issued for services	47,000	36,000	3,444,367
Warrants granted to scientific advisory board	75,000	112,800	1,140,238
Amortization of deferred compensation	-	-	121,424
Depreciation	105,438	109,826	931,313
Amortization	4,388	-	37,534
Change in fair value of derivative liability	226,549	(83,063)	268,086
Amortization of deferred financing expenses	-	-	51,175
Discount convertible debentures	-	-	73,930
Beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(487,415)	9,414	(793,589)
Other current assets	-	-	(8,001)
Deferred expenses	-	-	(2,135)
Accounts payable - trade	47,954	149,734	630,692
Accounts payable - related parties	301,203	272,997	666,884
Accrued expenses	(25,390)	21,115	71,488

NET CASH USED IN OPERATING ACTIVITIES	(2,717,613)	(1,902,472)	(22,879,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(23,352)	(1,440,717)
Purchase of trademark	-	(23,991)	(458,995)

NET CASH USED IN INVESTING ACTIVITIES	-	(47,343)	(1,899,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Preferred Series B stock, net	-	4,824,875	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	2,322,500	-	4,647,500
Proceeds from issuance of common stock and warrants in connection
with private placements of common stock, net of issuance costs	-	-	11,296,748
Proceeds from exercise of stock options	-	-	90,000
Proceeds from exercise of warrants	-	-	3,162,590
Collection of stock subscriptions received	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,322,500	4,824,875	38,659,358

NET CHANGE IN CASH	(395,113)	2,875,060	13,879,872

Cash at beginning of period	14,274,985	9,224,023	-

Cash at end of period	$13,879,872	$12,099,083	$13,879,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$47,000	$447,250	$11,771,929
Preferred stock issued as compensation	-	1,418,585	2,638,915
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	75,000	205,200	929,041
Stock warrants granted to brokers	-	-	3,563
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	-	10,000,000	20,320,630
Common stock issued upon conversion of Series C Preferred Stock	5,098,189	-	5,396,661
Common stock issued for dividends on Preferred Stock	57,486	126,644	291,994
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31,2012 AND 2011

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

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 7,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 7,000,000 shares were valued at the par value of $7,000.

We focus our research and clinical programs on specific anti-viral therapeutics. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. The Company has recently held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 in the FluCide™ program. The Company is developing this injectable drug (NV-INF-1) for hospitalized patients with severe influenza, including immuno-compromised patients. The Company believes that this drug may also be usable as a single-dose injection in a medical office for less severe cases of influenza. The Company has also developed an oral anti-influenza drug candidate, NV-INF-2, with a very high degree of effectiveness when taken by mouth. This may be the first ever nanomedicine that is orally active. Both of these anti-influenza therapeutic candidates are “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including Bird Flu H5N1, Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that they have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model. Both of these drug candidates can be used as prophylactics to protect at-risk personnel such as health-care workers and immediate family members and caretakers of a patient.

The Company is also developing an anti-HIV drug. The drug candidates in this HIVCide(™) program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. The Company believes that the strong effect and sustained effect indicate that an HIVCide can be developed as a single agent that would provide “Functional Cure”from HIV/AIDS. The Company believes that substantially all HIV virus can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, the Company believes that the this therapy would also minimize the chances of HIV transmission. The Company is currently optimizing the anti-HIV drug candidates. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. The Company believes that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal.

The Company is also developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, the anti-HSV drug candidates have shown excellent efficacy in cell culture studies. The Company is also developing a skin cream formulation for the treatment of herpes cold sores or genital warts. Further, the Company is also developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). DSS and DHF are thought to be caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. In addition to these six drugs in development, the Company also ha research programs against Rabies virus, Ebola and Marburg viruses, and others. To date, the Company does not have any commercialized products.

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

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2012 the Company had cash and cash equivalents of $13,879,872. The Company does not currently have any long term debt. The Company has sufficient capital to continue its business, at least, through December 31, 2014 at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

While the Company continues to incur significant operating losses and has significant capital requirements, the Company has been able to finance its business through the sale of its securities (See Note 6). On November 2, 2011, the Company entered into an Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”), relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”).  On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  On February 8, 2012 Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”). On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). On December 21, 2012, Seaside purchased the remaining 2,500 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $32,436,456 at December 31,2012 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2013, 2012 and 2011 and a cash and cash equivalent balance of $13,879,872 at December 31, 2012, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash in hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

The Company continues to successfully raise additional capital:

On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). On December 21, 2012, Seaside purchased the remaining 2,500 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

Subsequent to the reported period, on February 1, 2013 the Company consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $1.00 per share of Common Stock. See Note 8 Subsequent Events

As a result of the successful sale of the Company’s Series B and Series C Convertible Preferred Stock to Seaside, LP and the successful offering of the Company’s Series B Convertible Debentures, the management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, December 31, 2014 at current rate of expenditures.

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

On February 15, 2010, the Company executed an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies developed by TheraCour for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The issuance of the 7,000,000 shares was valued at their par value or $7,000.

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour were $1,088,484 and $861,547 for the six months ended December 31, 2012, and 2011, respectively and $7,705,488 since inception. As of December 31, 2012, pursuant to its license agreement, the Company has paid a security advance of $649,243 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through December 31, 2012.

Anil R. Diwan, President, and a director of the Company, is also a Director and President of TheraCour. Dr. Diwan owns approximately 70% of the common stock of TheraCour, which itself owns approximately 21% of the Common stock of the Company.

TheraCour owns 33,360,000 shares of the Company’s outstanding common stock as of December 31, 2012.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct preclinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non-executive position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three months ended December 31, 2012, and 2011, were $561,618 and $-0-  respectively, and $2,421,755 since inception.

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

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	December 31, 2012	June 30, 2012
TheraCour Pharma, Inc.	$649,243	$281,775
Prepaid Others	152,345	32,399
	$801,588	$314,174

Note 6 – Equity Transactions

On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). On December 21, 2012 Seaside purchased the remaining 2,500 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

The conversion price per share for the Initial Closing of the Series C Preferred Stock was $.49181 and the Company raised gross proceeds from the offering of $2,500,000 before estimated offering expenses of approximately $200,000, which includes placement agents and attorneys’ fees. The conversion price per share for the Subsequent Closing of the Series C Preferred Stock was $.43554 and the Company raised gross proceeds from the offering of $2,500,000 before estimated offering expenses of approximately $200,000, which includes placement agents and attorneys’ fees

The initial Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-165221), which was declared effective by the Securities and Exchange Commission on April 29, 2010. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering. The Subsequent Closing was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement entered into by and between Midtown and the Company, as amended by an Underwriter Agent Agreement Amendment No. 1, dated March 28, 2011 (as amended, the “Placement Agency Agreement”), the Company paid Midtown a cash fee representing 6% of the gross purchase price paid by Seaside for the Series B Preferred Stock.

During the six months ended December 31, 2012 Seaside converted the following amounts of Series C Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series C Converted	Conversion Price	Number of Shares of $.001 par value Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Shares of .001 par value Common Stock Issued to Seaside
07/12/2012	103	.48717	212,398	.49062	18,397	230,795
07/26/2012	128	.47218	271,373	.47218	18,275	289,648
08/08/2012	118	.42073	280,944	.43129	18,868	299,812
08/23/2012	276	.48008	574,792	.48008	16,006	590,798
09/06/2012	441	.57728	763,135	.57728	11,478	774,613
09/19/2012	285	.51570	553,337	.51570	9,572	562,909
10/03/2012	233	.53478	435,842	.53533	7,176	443,018
10/17/2012	165	.53108	311,521	.53108	5,550	317,071
10/31/2012	145	.51621	281,347	.51621	4,481	285,828
11/14/2012	165	.43190	383.144	.45934	3,823	386,967
11/29/2012	170	.43622	390,698	.43622	2,570	393,268
12/13/2012	122	.43163	282,379	.43163	1,083	283,462
12/21/2012	156	.43554	357,279	-	-	357,279

Unregistered Securities

In August 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.68 per share expiring in August 2016.  These warrants were valued at $40,800 and recorded as consulting expense.

In November 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.57 per share expiring in November 2016.  These warrants were valued at $34,200 and recorded as consulting expense.

For the six months ended December 31, 2012, the Company's Board of Directors authorized the issuance of 64,088 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $42,000.

For the six months ended December 31, 2012, the Company's Board of Directors authorized the issuance of 9,032 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $5,000

Note 7 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense amounted to $49860 and $52,170 for the six months ended December 31, 2012 and 2011, respectively.

Legal Proceedings

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted NNVC’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request for inspection of books and records. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. The only remaining issue in the litigation, therefore, is a dispute over production of NNVC’s list of shareholders. Management believes that the Plaintiff does not have a good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof.

Specific monetary damages have not been claimed in this action nor are any monetary damages expected. As a result, no accrual has been made in relation to this litigation.

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

Note 8 – Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

1.	On February 1, 2013 the Company accepted subscription for an offering in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $1.00 per share of Common Stock. The Debentures shall bear interest at the coupon rate of eight percent (8%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending March 31, 2013 shall be calculated on a per diem basis from the Closing Date. For so long as the Debentures remain unpaid, the Registrant shall issue additional interest to the subscribers as follows: (i) at the Closing of the Debenture (the “Closing”), a number of shares of restricted Common Stock equal to the principal amount of the Debenture multiplied by 0.33; (ii) on the first anniversary of the Closing, a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.33; (iii) on the second anniversary of the Closing, a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.34 (collectively, with subsection (ii), the “Interest Shares”); and (iv) on the third anniversary of the Closing, warrants (the “Interest Warrants”) to purchase a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.33, at the exercise price of $1.00 per share of Common Stock which warrant shall expire three years after the date of issuance.

The principal balance of the Debentures may be repaid in cash or, at the option of the holder, a number of shares of the Registrant’s Common Stock. In addition, the Subscriber may convert some or all, of the sum of the principal balance then outstanding on the Debenture plus any accrued but unpaid cash interest, into a number of shares of Common Stock at the conversion price of $1.00 per share of Common Stock (the “Conversion Shares”). The Registrant, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture prior to the Maturity Date (the “Redemption”) for an amount equal to the principal amount of the Debenture plus any accrued coupon interest and additional interest of 7% per annum for the period from the Closing Date to the Redemption Date. In addition, upon Redemption, the Registrant shall issue to the holder warrants (the “Redemption Warrants”) to purchase a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.33, at the exercise price of $1.00 per share, which shall expire three years after the date of issuance.

The Registrant agreed to use its best efforts to register the Interest Shares and the shares issuable the Interest Warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act. The Company also agreed to use its best efforts to register the shares of Common Stock underlying the Redemption Warrants under a registration statement pursuant to the provisions of the Securities Act. Further, the Registrant granted the Subscribers, individually, the right to require the Registrant to register shares of Common Stock issuable to the Subscribers upon conversion of the Debenture or exercise of the Interest Warrants on such form of Registration Statement as the Registrant deems appropriate.

2.	On February 11, 2013, the Registrant entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, LLC, a Connecticut Limited Liability Company (“Inno-Haven”), to lease for a four-year term a 18,000 square feet building located on 1 Controls Drive, Shelton, CT (the “Leased Premises”) to be suitable for laboratory and GMP clean room drug manufacturing. Inno-Haven is controlled by Anil Diwan, the Registrant’s founder, President and Chairman and controlling shareholder of TheraCour Pharma, Inc., the Registrant’s principal shareholder (“TheraCour”). The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed no later than March 31, 2013 which would contain definitive terms regarding rent, taxes, utilities, maintenance and other, similar items. Pursuant to the MOU, the Registrant has agreed to provide up to $2,500,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Registrant. The Registrant agreed to file a registration statement for shares of its restricted Common Stock, provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The Registrant shall file a registration statement within ninety (90) days of a closing of a Loan (a “Closing”) to cover such Registrable Shares and use its best efforts to have such registration statement declared effective no later than one hundred eighty (180) days following the Closing, and keep such registration statement effective until the termination of the respective collateral agreement. The MOU further provides that, so long as there is no breach of the Lease Agreement by the Registrant, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral.

Also on February 11, 2013, pursuant to the provisions of the MOU, the Registrant transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Registrant’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. The value of the Collateral Shares shall be determined every three months and, in the event that the current number of shares of the Common Stock is less than $1,000,000, Inno-Haven may deposit, and the Registrant shall register, additional shares to equal the aforesaid $1,000,000. Alternatively, Inno-Haven may deposit cash equal to the difference between $1,000,000 and the value of the Collateral Shares. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral.

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

Of note for the quarter ending December 31, 2012 is that the Company has made significant progress in advancing our pipeline. In March 2012, we held a pre-IND meeting with the United States Food & Drug Administration (“FDA”)for our anti-influenza drug candidate, NV-INF-1. We obtained valuable advice from the US FDA regarding the requirements for filing an Investigational New Drug (“IND”) for this anti-influenza drug candidate.

In August, 2012, we announced that we were successful in developing an anti-influenza drug candidate that was orally effective. We believe this may be the very first targeted nanomedicine that is available via the oral route. Oral availability of FluCide would open up a much larger market than the injectable version. The Company intends to continue to develop the injectable version for hospitalized patients. For severe, hospitalized cases of influenza, we are developing a concentrated solution that is administered by “piggy-back” incorporation into the standard IV fluid supplement system that is commonly used in hospitalized patients. In addition, we now plan to develop an oral version for out-patients and later also for pediatric patient populations. This oral version will replace the injectable drug that we were developing for out-patients.

In September 2012, we announced that the oral version of FluCide was also highly effective against a different sub-type of influenza A, namely H3N2, in addition to the influenza strain of H1N1 that we had been using for development, in the same lethal animal challenge model. This is an important indication that our drug candidates against influenza are indeed broad-spectrum, i.e. capable of combating most if not all influenza viruses. We will need to perform animal studies against a few additional strains of influenza viruses in order to substantiate that this drug is indeed a broad-spectrum drug candidate. Additional studies in cell cultures against different strains of influenza are also planned. All of these studies are necessary for filing an IND application.

This year, we also announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs. Most importantly, a fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. All of the patent applications have been filed internationally. To date more than 18 patent grants have occurred and additional grants continue as the applications progress through review.

These events have been the result of continuing progress and development work that the Company has been performing through several years. We had undertaken the challenge of developing an orally available anti-influenza drug nearly three years ago. The chemistry work was already completed by June 2012 and the first animal testing results became available in August, 2012.

We are also working on developing cGMP (current Good Manufacturing Practices) manufacturing capabilities for clinical drug substance. A group of private financiers that includes our founder Dr. Anil Diwan has acquired an 18,000 sq. ft. building on 4 acres with possibilities of expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for that purpose, in August 2011. NanoViricides is now close to completing the design phase for its cGMP clinical trials drug substance production facility in Connecticut. The project had several changes of scope, accounting for the delays in design phase.  We have a strong team engaged on this project. Mr. Andrew Hahn, retired Director of Facilities (Global) for Bristol-Myers-Squibb is our lead designer and overall steward for this project. Mr. Phil Mader, previously the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”), is our Project Manager. Mr. Mader’s firm, MPH Engineering is engaged for engineering design. In addition, Ms. Kathy Cowles, founder of ID3A Architects serves as the lead architect. A highly optimized floor plan has now been developed by our architectural, design and engineering teams. The Clean Room suite for the production of clinical drug substance is being designed, fabricated, and installed by AES Clean Technology, Inc. The design phase is expected to be completed soon.

This versatile, customizable facility is designed to support the production of kilogram-scale quantities of any of our nanoviricides drugs. In addition, it is designed to support the production in any formulation such as injectable, oral, skin cream, eye drops, lotions, etc. The scale is designed so that clinical batches for Phase I, Phase II, and Phase III can be made in this facility. The clean room suite contains areas suitable for the production of sterile injectable drug formulations, which require special considerations.

In order to minimize the capital costs, NanoViricides, Inc. intends to lease the completed facilities from Inno-Haven, LLC. A memorandum of understanding to that effect was signed as of February 11, 2013 and requires a lease agreement to be signed before March 31, 2013. The terms of the lease have not been finalized.

The renovation project is estimated to be completed in October-November, 2013, followed by occupancy and certifications by early 2014. These timelines depend upon several assumptions, many of which are outside the control of the Company, and thus may cause delays.

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

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult diseases to tackle. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC). In 2008, we added anti-HIV drug candidates to our growing portfolio. In 2009, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment of recurrent HSV skin infections, such as cold sores and genital warts. In 2010, we added drug candidates effective against Dengue viruses to our pipeline. In 2012 we developed an oral version of our anti-influenza drug candidate, Flucide. Thus, in just about five years we have developed a very broad pipeline of drug candidates. We believe that we will have clinically relevant drug candidates in many, if not all, of these disease areas.

We conducted our second anti-HIV study in the standard humanized mouse model in the HIVCide program. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This nanoviricide’s effect was still equal to or better than the same 3 drug HAART cocktail, although we had expected a substantially reduced effect.

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

We continued to raise financing successfully, but at a much slower pace than last year. To date, Seaside 88, LP (“Seaside”), has continued its investment in the Company and has invested an aggregate of $25M thus far.  With these investments, we have cash in hand of approximately $13.9M as of December 31, 2012. In addition, subsequently, we have raised an additional $6M from family offices and a charitable foundation, resulting in an estimated cash reserve of about $19M as of this submission date. This cash reserve now enables us to start moving our drug candidates forward in the US Food and Drug Administration (“FDA”) and International regulatory approval processes.

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

All of these data also clearly demonstrated that both injectable and oral FluCide™ candidates were significantly superior to oral oseltamivir (Tamiflu®, Roche), a current standard of care for influenza, in all parameters evaluated.

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

The Company has agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces that are anticipated to be built by renovating the existing building. A Memorandum of Understanding to that effect was executed on February 11, 2013 and requires a lease agreement to be signed before March 31, 2013. The renovation project is estimated to be completed in October, 2013, followed by occupancy and certifications by early 2014.

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

The Company’s Drug Pipeline

We currently have, in early, active development, broad-spectrum drugs against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), common seasonal human Influenzas, (1) Injectable anti-influenza drug for severely ill hospitalized patients, (2) Oral anti-influenza drug for out patients, (3) an anti-HIV drug, (4) Eye drops against viral diseases of the eye such as conjunctivitis and keratitis, (5) Herpes virus cold sores and genital Herpes, and (6) a broad-spectrum drug against all four serotypes of Dengue viruses. In addition, we have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers. We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company. To date, TheraCour has continued to provide the Company with the licenses when requested.

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

Requirement for Additional Capital

As of December 31, 2012, we have a cash and cash equivalent balance of $13,879,872 which, combined with the $6,000,000 realized on February 1, 2013 through the offering of the Company’s Series B Convertible Debentures, will be sufficient to fund our operations through more than two years or December 31, 2014, at the Company’s current rate of expenditure.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With our current funds and the funds realized from the placement of the Company’s Series B Convertible Debentures, we believe that we currently have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We estimate that a small, 1kg/batch, production facility would be sufficient to satisfy the Company’s near future needs for supporting the FluCide clinical studies, at least through Phase II. This small batch size requirement is based on the extremely high effectiveness of the influenza clinical candidate observed in animal studies, and therefore must be treated with caution.  We intend to enter into lease negotiations with Inno-Haven, LLC (“Inno-Haven”) to enable cGMP manufacture of our drug products. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and has purchased an 18,000 square foot building in Shelton, CT, on a 4.2 acre lot, enabling future expansion of operations.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was concluded in October, 2011. Inno-Haven has entered into financing agreements to provide the funds necessary to renovate the facility to provide the necessary infrastructure for cGMP manufacturing of our drug candidates. As of February 11, 2013 the Company entered into a Memorandum of Understanding outlining the general terms and agreement to be included in a future lease No lease agreement has been drawn up and the terms of lease have not yet been completely determined.

We anticipate that as we file an IND application, we may need an additional $10M to take one of our various drug candidates through certain phases of human clinical trials.  Further additional funding, if available, will allow us to move our other drug candidates towards IND filings. These additional funds will be needed to pay for additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file IND applications. We will accelerate our business plans provided that we can obtain such additional funding. We believe that we currently have adequate financing for our current business plan of operations.

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

In addition the Company anticipates estimated capital costs of $5,000,000 for infrastructure and laboratory facilities for a scaled up research pilot production facility. The Company anticipates that some of this infrastructure funding will be obtained through real estate and industrial loans and related instruments or through a contractual arrangement with Innohaven, LLC.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of December 31, 2012, the Company has drawn down $22,500,000 of the $40,000,000 S-3 Shelf Registration. In addition, on October 26, 2012, the Company filed a new S-3 Shelf Registration Statement for $40,000,000 of common stock, preferred stock, warrants, debt securities and units comprised of those securities which combined the unused portion of the prior shelf registration for a total available Shelf Registration of $57,500,000. The Company anticipates it will have sufficient access to capital even if it decides to develop FluCide through Phase III on its own. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond December 31, 2014. The Company currently has no long term debt.

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

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by the Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management believes these deficiencies have been remediated by implementing changes in internal controls over our financial reporting.

(b) Changes in internal control over financial reporting. The Company has established an Audit Committee and appointed an independent director having financial expertise as its chair on June 28, 2012.

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

The material weakness relates to a lack of a functioning audit committee and a lack of outside directors on the Company’s Board during the period of the evaluation. We have appointed an independent director who is also the chair of the Company’s Audit Committee, a charter for the Audit Committee has been adopted and the Audit Committee began functioning as of July 1, 2012. Management believes that these measures have remediated the identified material weakness.

To strengthen our corporate governance, the Company is seeking to appoint additional independent Directors. Further, management is in the process of hiring additional financial personnel to increase the effectiveness of internal control over financial reporting by isolating the duties of the CEO and the CFO which at present are being fulfilled by one person.

b)	Changes in internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted NNVC’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request for inspection of books and records. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. The only remaining issue in the litigation, therefore, is a dispute over production of NNVC’s list of shareholders. Management believes that the Plaintiff does not have a good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof.

Specific monetary damages have not been claimed in this action nor are any monetary damages expected. As a result, no accrual has been made in relation to this litigation.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.57 per share expiring in November 2016.  These warrants were valued at $34,200 and recorded as consulting expense.

For the six months ended December 31, 2012, the Company's Board of Directors authorized the issuance of 64,088 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $42,000.

For the six months ended December 31, 2012, the Company's Board of Directors authorized the issuance of 9,032 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $5,000

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financing completed on June 28, 2012, with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On February 11, 2013, the Registrant entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, LLC, a Connecticut Limited Liability Company (“Inno-Haven”), to lease for a four-year term a 18,000 square feet building located on 1 Controls Drive, Shelton, CT (the “Leased Premises”) to be suitable for laboratory and GMP clean room drug manufacturing. Inno-Haven is controlled by Anil Diwan, the Registrant’s founder, President and Chairman and controlling shareholder of TheraCour Pharma, Inc., the Registrant’s principal shareholder (“TheraCour”). The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed no later than March 31, 2013 which would contain definitive terms regarding rent, taxes, utilities, maintenance and other, similar items. Pursuant to the MOU, the Registrant has agreed to provide up to $2,500,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Registrant. Additionally, the Registrant agreed to file a registration statement for shares of its restricted Common Stock, provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The Registrant shall file a registration statement within ninety (90) days of a closing of a Loan (a “Closing”) to cover such Registrable Shares and use its best efforts to have such registration statement declared effective no later than one hundred eighty (180) days following the Closing, and keep such registration statement effective until the termination of the respective collateral agreement. The MOU further provides that, so long as there is no breach of the Lease Agreement by the Registrant, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral.

Also on February 11, 2013, pursuant to the provisions of the MOU, the Registrant transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Registrant’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Share”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. The value of the Collateral Shares shall be determined every three months and, in the event that the current number of shares of the Common Stock is less than $1,000,000, Inno-Haven may deposit, and the Registrant shall register, additional shares to equal the aforesaid $1,000,000. Alternatively, Inno-Haven may deposit cash equal to the difference between $1,000,000 and the value of the Collateral Shares. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended December 31, 2012, the Company filed the following Current Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2013

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

