Form 10-Q/A
period 2012-12-31
NANOVIRICIDES, INC.
filed 2013-02-22
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note: The sole purpose of this Amendment to NanoViricides, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 14, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

 *  These exhibits were previously included or incorporated by reference in NanoViricides, Inc.’s Quarter Report on Form 10-Q for the fiscal quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 14, 2013.

**  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2013

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

* These exhibits were previously included or incorporated by reference in NanoViricides, Inc.’s Quarter Report on Form 10-Q for the fiscal quarter ended December 31, 2012, filed with the Securities and Exchange Commission on February 14, 2013.

** Filed herewith.