Form 10-Q
period 2013-03-31
NANOVIRICIDES, INC.
filed 2013-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Company's Common Stock as of May 15, 2013 was: 161,985,997

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2013 and 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets at March 31, 2013 (Unaudited) and June 30, 2012	F-3

Statements of Operations for the Three and Nine Months Ended March 31, 2013 and 2012 and for the Period from May 12, 2005 (Inception) through March 31, 2013 (Unaudited)	F-4

Statements of Stockholders’ Equity for the Period from June 30, 2010 through March 31, 2013 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended March 31, 2013 and 2012 and for the Period from May 12, 2005 (Inception) through March 31, 2013 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

F-2

Nanoviricides, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2013	June 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,457,807	$14,274,985
Prepaid expenses	541,634	314,174
Collateral advance for affiliate	1,000,000	-

Total Current Assets	16,999,441	14,589,159

PROPERTY AND EQUIPMENT
Property and equipment	1,440,717	1,440,717
Accumulated depreciation	(984,033)	(825,875)

Property and equipment, net	456,684	614,842

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(39,727)	(33,147)

Trademark, net	419,227	425,807

Total Assets	$17,875,352	$15,629,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$237,661	$238,358
Accounts payable – related parties	630,385	365,681
Accrued expenses	147,246	96,878
Derivative liability	3,398,611	1,078,698

Total Current Liabilities	4,413,903	1,779,615

LONG TERM LIABILITIES:
Debentures payable	3,339,067	-

Total Long Term Liabilities	3,339,067	-

Total Liabilities	7,752,970	1,779,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 10,465,000 and 9,871,250 shares issued and outstanding, respectively	10,466	9,872
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0 and 2,353 shares issued and outstanding, respectively	-	2
Common stock, $0.001 par value; 300,000,000 shares authorized; 164,540,249 and 155,612,293 shares issued and outstanding, respectively	164,571	155,645
Additional paid-in capital	46,066,390	43,108,790
Deficit accumulated during the development stage	(36,119,045)	(29,424,116)

Total Stockholders' Equity	10,122,382	13,850,193

Total Liabilities and Stockholders' Equity	$17,875,352	$15,629,808

See accompanying notes to the financial statements

F-3

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	May 12, 2005
	Ended	Ended	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Research and development	$1,359,205	$1,582,705	$3,279,220	$3,252,745	$21,790,371
Refund credit research and development costs	-	-	-	-	(420,842)
General and administrative	831,353	494,080	1,748,582	1,281,755	12,465,960

Total operating expenses	2,190,558	2,076,785	5,027,802	4,534,500	33,835,489

LOSS FROM OPERATIONS	(2,190,558)	(2,076,785)	(5,027,802)	(4,534,500)	(33,835,489)

OTHER INCOME (EXPENSE):
Interest income (expense), net	(822,278)	30,801	(770,825)	40,283	(558,714)
Discount on convertible debentures	-	-	-	-	(73,930)
Beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Change in fair market value of derivatives	(669,753)	14,131	(896,302)	(68,931)	(937,833)

Other income (expense), net	(1,492,031)	44,932	(1,667,127)	(28,648)	(2,283,556)

LOSS BEFORE INCOME TAX PROVISION	(3,682,589)	(2,031,853)	(6,694,929)	(4,563,148)	(36,119,045)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(3,682,589)	$(2,031,853)	$(6,694,929)	(4,563,148)	$(36,119,045)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.02)	$(0.01)	$(0.04)	(0.02)

Weighted average common shares outstanding
- basic and diluted	163,454,938	151,556,920	159,902,326	147,890,395

See accompanying notes to the financial statements

F-4

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the period from June 30, 2010 through March 31, 2013

(Unaudited)

										Deficit
										Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Please refer to Form 10K for the fisacal year ended June 30, 2012 filed with SEC on October 15, 2012 for equity transactions occurred prior to June 30, 2009

Balance, June 30, 2010	7,593,750	$7,594	260,000	$260	-	$-	133,980,471	$133,981	$23,116,612	$(16,739,743)	$6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010							397,088	397			397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, July 7, 2010									(9,973)		(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010							6,061	6	9,967		9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010									116,715		116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010							463,177	463			463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, July 21, 2010									(7,671)		(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010							5,794	6	7,665		7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010									113,700		113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010							3,086	3	4,997		5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010							526,916	527			527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, August 4, 2010									(5,370)		(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010							4,716	5	5,365		5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010									104,480		104,480
Warrants issued to Scientific Advisory Board, August 15, 2010									45,000		45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010							606,367	606			606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, August 18, 2010									(3,068)		(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010							3,101	3	3,065		3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010									104,795		104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010							4,032	4	4,996		5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010							215,332	215			215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)							(20)
Dividend paid to Seaside 88, LP, September 1, 2010									(767)		(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010							766	1	766		767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010									34,841		34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010									(195,000)		(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010									(10,000)		(10,000)
Derivative liability - issuance of Series B Preferred Shares									(328,086)		(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010							430,015	430			430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010									103,012		103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010							4,673	5	4,995		5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010							460,346	460			460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, on October 5, 2010									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010							9,268	9	8,046		8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010									103,330		103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010							452,965	453			453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, October 19, 2010									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010							7,384	7	6,514		6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010									69,635		69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010							4,854	5	4,995		5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30							53,903		53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010							461,313	461			461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 2, 2010									(4,986)		(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010							5,751	6	4,980		4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010									69,104		69,104
Warrants issued to Scientific Advisory Board, November 15, 2010									55,800		55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010							345,817	346			346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 16, 2010									(3,452)		(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010							2,984	3	3,449		3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010									69,187		69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010							310,566	311			311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 30, 2010									(1,918)		(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010							1,417	1	1,917		1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010									69,449		69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010							3,425	3	4,997		5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010							25,000	25	24,975		25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010							50,000	50	63,950		64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010							90,840	91			91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)							(10)
Dividend paid to Seaside 88, LP, December 14 2010									(384)		(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010							348	-	384		384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010									17,438		17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010									(200,000)		(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010							4,545	5	5,995		6,000
Adjustment								33			33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011							343,796	344			344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 3, 2011									(8,904)		(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011							7,653	8	8,896		8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011									73,532		73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011							317,965	318			318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 17, 2011									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011							6,403	6	8,049		8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011									70,882		70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011							356,422	356			356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 31, 2011									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011							5,271	5	6,516		6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011									72,432		72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011							25,000	25	24,975		25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011							370,017	370			370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, February 14, 2011									(4,986)		(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011							4,613	5	4,981		4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011									71,699		71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011									54,000		54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011							405,610	406			406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011									71,490		71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, February 28, 2011									(3,452)		(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011							3,500	4	3,448		3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011							4,902	5	5,995		6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							250,000	250	316,000		316,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	593,750	594							1,364,036		1,364,630
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011							367,274	367			367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, March 14, 2011									(1,918)		(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011							1,761	2	1,916		1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011									70,566		70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011							89,986	90			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)							(10)
Dividend paid to Seaside 88, LP, March 28, 2011									(384)		(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011							345	-	384		384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011									17,525		17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011							4,680	5	5,995		6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011							10,000	10	9,990		10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011									(160,000)		(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011									(25,000)		(25,000)
Derivative liability - issuance of Series B Preferred Shares									(429,725)		(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011							312,163	312	(272)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011									68,756		68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011							339,726	340	(300)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011									68,941		68,941
Dividend paid to Seaside 88, LP, May 2, 2011									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011							6,841	7	8,048		8,055
Warrants issued to Scientific Advisory Board, May 15, 2011									50,400		50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011							336,501	337	(297)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011									69,194		69,194
Dividend paid to Seaside 88, LP, May 16, 2011									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011							5,438	5	6,516		6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011							326,480	326	(286)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011									69,464		69,464
Dividend paid to Seaside 88, LP, May 30, 2011									(4,986)		(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011							4,070	4	4,982		4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011							339,971	340	(300)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011									69,727		69,727
Dividend paid to Seaside 88, LP, June 13, 2011									(3,452)		(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011							2,934	3	3,449		3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011							391,850	392	(352)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011									69,973		69,973
Dividend paid to Seaside 88, LP, June 27, 2011									(1,918)		(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011							1,741	2	1,916		1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011							4,902	5	5,995		6,000

Net loss										(6,477,165)	(6,477,165)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	-	-	143,548,494	143,582	33,235,990	(23,216,908)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							89,986	90			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)							(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011									17,881		17,881
Dividend to Seaside 88, LP, paid on July 11, 2011									(381)		(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							345	-	381		381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011									(150,000)		(150,000)
Derivative liability - issuance of Series B Preferred Shares									(429,768)		(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011									(6,250)		(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							377,800	378			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011									68,425		68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							4,762	5	5,995		6,000
Warrants issued to Scientific Advisory Board, August 15, 2011									56,400		56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							437,187	437			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011									69,193		69,193
Dividend to Seaside 88, LP, paid on August 8, 2011									(8,055)		(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							8,205	8	8,047		8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							419,829	420			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011									69,351		69,351
Dividend paid to Seaside 88, LP, August 23, 2011									(6,521)		(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							6,844	7	6,514		6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							5,263	5	5,995		6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							422,873	423			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011									69,887		69,887
Dividend paid to Seaside 88, LP, September 6, 2011									(4,986)		(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							5,264	5	4,981		4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							427,652	428			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011									69,970		69,970
Dividend to Seaside 88, LP, paid on September 19, 2011									(3,452)		(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							3,691	3	3,449		3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							5,607	6	5,994		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							514,311	514			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011									69,496		69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							2,270	2	1,916		1,918
Dividend to Seaside 88, LP, paid on October 3, 2011									(1,918)		(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							144,484	144			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)							(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011									17,790		17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							510	1	383		384
Dividend to Seaside 88, LP, paid on October 17, 2011									(384)		(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							6,537	5	5,995		6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250					2,499,750		2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011									(160,000)		(160,000)
Derivative Liability - Issuance of Preferred Series B									(429,804)		(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011									(25,000)		(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							511,787	512			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011									68,297		68,297
Warrants issued to Scientific Advisory Board on November 15, 2011									56,400		56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							578,595	579			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011									68,411		68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							10,311	10	7,469		7,479
Dividend to Seaside 88, LP, paid on November 15, 2011									(7,479)		(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							642,735	643			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011									68,591		68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							10,139	10	6,511		6,521
Dividend to Seaside 88, LP, paid on November 29, 2011									(6,521)		(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							7,373	7	5,993		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							751,315	751			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011									68,753		68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							8,798	9	4,977		4,986
Dividend to Seaside 88, LP, paid on December 13, 2011									(4,986)		(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							796,785	798			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011									68,965		68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							6,818	7	3,443		3,450
Dividend to Seaside 88, LP, paid on December 27, 2011									(3,452)		(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							9,403	9	5,991		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							788,053	788			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10,2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012									69,222		69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							3,742	4	1,914		1,918
Dividend to Seaside 88, LP, paid on January 10, 2012									(1,918)		(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							208,546	209			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(10,000)	(10)							(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012									69,883		69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							786		383		384
Dividend to Seaside 88, LP, paid on January 24, 2012									(384)		(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							10,367	10	5,990		6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			250,000	250					2,499,750		2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012									(150,000)		(150,000)
Derivative Liability - Issuance of Preferred Series B									(430,283)		(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012									(6,250)		(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							717,142	717			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012									68,169		68,169
Warrants issued to Scientific Advisory Board on February 15, 2012									51,000		51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							576,062	576			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012									68,424		68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							11,600	12	7,467		7,479
Dividend to Seaside 88, LP, paid on February 22, 2012									(7,479)		(7,479)
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							7,767	8	5,992		6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							250,000	250	181,624		181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	593,750	594							633,814		634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							628,289	628			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012									68,602		68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							10,242	10	6,511		6,521
Dividend to Seaside 88, LP, paid on March 7, 2012									(6,521)		(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							635,991	636			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012									68,862		68,862
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							7,812	8	4,978		4,986
Dividend to Seaside 88, LP, paid on March 21, 2012									(4,986)		(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							7,728	8	5,992		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							661,496	661			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012									69,098		69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							5,709	6	3,446		3,452
Dividend to Seaside 88, LP, paid on April 4, 2012									(3,452)		(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							785,453	785			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012									69,224		69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							3,579	4	1,914		1,918
Dividend to Seaside 88, LP, paid on April 18, 2012									(1,918)		(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							9,547	9	5,990		5,999
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							198,354	199			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(10,000)	(10)							(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012									69,892		69,892
Warrants issued to Scientific Advisory Board on May 15, 2012									47,400		47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							754	1	383		384
Dividend to Seaside 88, LP, paid on May 2, 2012									(384)		(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							8,962	9	5,991		6,000
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					2,500	3			2,499,997		2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012									(150,000)		(150,000)
Derivative Liability - Issuance of Preferred Series C									(1,090,017)		(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012									(25,000)		(25,000)
Sharees of Series A Preferred issued for legal services rendered	10,000	10							3,277		3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							298,472	298			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(147)	-					-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012									63,704		63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	1,050,000	1,050							344,122		345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							9,867	10	5,990		6,000

Net loss for the year ended June 30, 2012										(6,207,207)	(6,207,207)

Balance, June 30, 2012	9,871,250	9,872	-	-	2,353	3	155,612,293	155,644	43,108,790	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							212,398	212			212

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(103)	(0)

Derivative Liability - Retirement of Preferred Series C on July 12, 2012									44,190		44,190

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							18,397	18	9,008		9,026

Dividend to Seaside 88, LP, paid on July 12, 2012									(9,026)		(9,026)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							271,373	271			271

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(128)	(0)

Derivative Liability - Retirement of Preferred Series B on July 26, 2012									53,032		53,032

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							18,275	18	8,611		8,629

Dividend to Seaside 88, LP, paid on July 26, 2012									(8,629)		(8,629)

Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							10,909	11	5,989		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							280,944	281			281

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(118)	(0)

Derivative Liability - Retirement of Preferred Series C on August 8, 2012									51,555		51,555

Warrants issued to Scientific Advisory Board on August 15, 2012									40,800		40,800

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							18,868	19	8,119		8,138

Dividend to Seaside 88, LP, paid on August 8, 2012									(8,138)		(8,138)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							574,792	575			575

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(276)	(0)

Derivative Liability - Retirement of Preferred Series C on August 23, 2012									121,054		121,054

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							16,006	16	7,668		7,684

Dividend to Seaside 88, LP, paid on August 23, 2012									(7,684)		(7,684)

Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							10,345	10	5,990		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							763,135	763			763

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(441)	(0)					(0)

Derivative Liability - Retirement of Preferred Series C on September 5, 2012									236,481		236,481

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							11,478	11	6,614		6,625

Dividend to Seaside 88, LP, paid on September 5, 2012									(6,625)		(6,625)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							553,337	553			553

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(285)	(0)

Derivative Liability - Retirement of Preferred Series C on September 19, 2012									182,575		182,575

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							9,572	10	4,926		4,936

Dividend to Seaside 88, LP, paid on September 19 2012									(4,936)		(4,936)

Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							9,677	10	5,990		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							435,842	436			436

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(233)	(0)

Derivative Liability - Retirement of Preferred Series C on October 3, 2012									39,945		39,945

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							7,176	7	3,835		3,842

Dividend to Seaside 88, LP, paid on October 3, 2012									(3,842)		(3,842)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							311,521	312			312

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(165)	(0)
Derivative Liability - Retirement of Preferred Series C on October 3, 2012									28,413		28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							5,550	6	2,942		2,948

Dividend to Seaside 88, LP, paid on October 17, 2012									(2,948)		(2,948)

Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							16,630	16	9,984		10,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							281,347	281			281

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(145)	(0)

Derivative Liability - Retirement of Preferred Series C on October 31, 2012									24,955		24,955

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							4,481	5	2,308		2,313

Dividend to Seaside 88, LP, paid on October 31, 2012									(2,313)		(2,313)

Warrants issued to Scientific Advisory Board on November 15, 2012									34,200		34,200

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							3,823	4	1,752		1,756

Dividend to Seaside 88, LP, paid on November 14, 2012									(1,756)		(1,756)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							383,144	383			383

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(165)	(0)

Derivative Liability - Retirement of Preferred Series C on November 14, 2012									28,407		28,407

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							2,570	3	1,118		1,121

Dividend to Seaside 88, LP, paid on November 29, 2012									(1,121)		(1,121)

Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							13,208	13	6,987		7,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							390,698	391			391

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(170)	(0)					(0)

Derivative Liability - Retirement of Preferred Series C on November 29, 2012									29,302		29,302

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							1,083	1	467		468

Dividend to Seaside 88, LP, paid on December 13, 2012									(468)		(468)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							282,379	282			282

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(122)	(0)

Derivative Liability - Retirement of Preferred Series C on December 13, 2012									20,953		20,953

Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					2,500	3			2,541,870		2,541,873

Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012									(165,000)		(165,000)

Derivative Liability - Issuance of Preferred Series C											-

Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012									(12,500)		(12,500)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							357,279	357			357

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(156)	(0)

Derivative Liability - Retirement of Preferred Series C on December 21, 2012									24,686		24,686

Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							14,000	14	6,986		7,000

Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							9,032	9	4,991		5,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							349,994	350			350

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 4, 2013					(144)	(0)

Derivative Liability - Retirement of Preferred Series C on January 4, 2013									22,488		22,488

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on Jamuary 4, 2013							21,907	22	8,970		8,992

Dividend to Seaside 88, LP, paid on January 4,2013									(8,992)		(8,992)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							387,947	388			388

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(164)	(0)
Derivative Liability - Retirement of Preferred Series C on January 17, 2013									26,329		26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							19,998	20	8,421		8,441

Dividend to Seaside 88, LP, paid on January 17, 2013									(8,441)		(8,441)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							275,788	276			276

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(113)	(0)

Derivative Liability - Retirement of Preferred Series C on January 31, 2013									18,502		18,502

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							18,901	19	7,794		7,813

Dividend to Seaside 88, LP, paid on January 31, 2013									(7,813)		(7,813)

Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							14,286	15	6,985		7,000

Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							2,000,000	2,000	663,497		665,497

Warrants issued to Scientific Advisory Board on February 15, 2013									31,800		31,800

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							18,101	18	7,358		7,376

Dividend to Seaside 88, LP, paid on February 14, 2013									(7,376)		(7,376)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							241,062	241			241

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(98)	(0)

Derivative Liability - Retirement of Preferred Series C on February 14, 2014									15,985		15,985

Redemption of Series C Convertible Preferred on February 26, 2013					(1,827)	(2)			(1,714,332)		(1,714,334)

Dividend to Seaside 88, LP, paid on February 26, 2013									(6,002)		(6,002)

Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							15,217	15	6,985		7,000

Derivative Liability - Redemption of Preferred Series C on February 26, 2013									42		42

Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							125,000	125	29,875		30,000

Common shares issued for employee stock compensation at $.48 per share, March 1, 2013							125,000	125	29,875		30,000

Series A Preferred Shares issued for employee stock compensation, March 1, 2013	250,000	250							187,137		187,387

Series A Preferred Shares issued for employee stock compensation, March 1, 2013	250,000	250							187,137		187,387

Series A Preferred Shares issued for employee stock compensation, March 1, 2013	93,750	94							70,176		70,270

Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							10,769	10	6,989		6,999

Shares issued to a Director for services rendered at $0.53 per share on maerch 31, 2013							4,717	5	2,495		2,500

Net loss for the year ended June 30, 2012										(6,694,929)	(6,694,929)

Balance, March 31, 2013	10,465,000	$10,466	-	$-	-	$-	164,540,249	$164,571	$46,066,390	$(36,119,045)	$10,122,382

See accompanying notes to the financial statements

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	May 12, 2005
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,694,929)	$(4,563,148)	$(36,119,045)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	445,044	634,408	2,648,241
Common shares and warrants issued for services	130,500	235,875	3,527,867
Common shares issued for interest	665,497	-	665,497
Warrants granted to scientific advisory board	106,800	163,800	1,172,038
Amortization of deferred compensation	-	-	121,424
Depreciation	158,158	158,158	984,033
Amortization	6,580	6,581	39,726
Change in fair value of derivative liability	669,753	(68,961)	711,290
Amortization of deferred financing expenses	-	-	51,175
Discount convertible debentures	-	-	73,930
Beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(227,460)	36,545	(533,634)
Other current assets	-	-	(8,001)
Deferred expenses	-	-	(2,175)
Accounts payable - trade	(698)	129,487	582,040
Accounts payable - related parties	264,704	(78,026)	630,385
Accrued expenses	50,368	23,814	147,246

NET CASH USED IN OPERATING ACTIVITIES	(4,425,683)	(3,321,467)	(24,587,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	(1,000,000)	-	(1,000,000)
Purchase of property and equipment	-	(23,352)	(1,440,717)
Purchase of trademark	-	(35,199)	(458,955)

NET CASH USED IN INVESTING ACTIVITIES	(1,000,000)	(58,551)	(2,899,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	6,000,000		6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net	-	7,140,362	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	608,505	-	2,933,505
Proceeds from issuance of common stock and warrants in connection
with private placements of common stock, net of issuance costs	-	-	11,296,748
Proceeds from exercise of stock options	-	-	90,000
Proceeds from exercise of warrants	-	-	3,162,590
Collection of stock subscriptions received	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,608,505	7,140,362	42,945,363

NET CHANGE IN CASH	1,182,822	3,760,374	15,457,807

Cash at beginning of period	14,274,985	9,224,023	-

Cash at end of period	$15,457,807	$12,984,397	$15,457,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$130,500	$54,000	$12,109,302
Preferred stock issued as compensation	445,044	-	4,066,826
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	106,800	163,800	1,172,038
Stock warrants granted to brokers	-	-	3,563
Common stock issued for interest on debentures	2,000,000	-	2,073,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	-	6,275,327	20,320,630
Common stock issued upon conversion of Series C Preferred Stock	6,352,980	-	5,396,661
Common stock issued for dividends on Preferred Stock	136,393	69,425	291,994
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2013 and 2012

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

We focus our research and clinical programs on specific anti-viral therapeutics. Our anti-viral therapeutics, that we call “nanoviricides® “ are designed to look to the virus like the native cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately.

NanoViricides, Inc. is the first in the world in the entire field of nanomedicines to have developed a drug that can be administered orally (by mouth). Our oral anti-influenza drug candidate, NV-INF-2, has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models, in our FluCide™ program. We are also developing a highly effective injectable anti-influenza drug, NV-INF-1, in this program. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 in March, 2012. The Company is developing this injectable drug (NV-INF-1) for hospitalized patients with severe influenza, including immuno-compromised patients. The Company believes that this drug may also be usable as a single-dose injection in a medical office for less severe cases of influenza. Both of these anti-influenza therapeutic candidates are “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including the recently discovered novel strain of H7N9, Bird Flu H5N1, other Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that our anti-influenza drugs have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model. Both of these drug candidates can be used as prophylactics to protect at-risk personnel such as health-care workers and immediate family members and caretakers of a patient.

The Company is also developing an anti-HIV drug. The drug candidates in this HIVCide™ program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. The Company believes that this strong effect and sustained effect together indicate that an HIVCide can be developed as a single agent that would provide “Functional Cure” from HIV/AIDS. The Company believes that substantially all HIV virus can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, the Company believes that this therapy would also minimize the chances of HIV transmission. The Company is currently optimizing the anti-HIV drug candidates. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. The Company believes that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal.

The Company is also developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, the anti-HSV drug candidates have shown excellent efficacy in cell culture studies. The Company is also developing a skin cream formulation for the treatment of herpes cold sores or genital warts. Further, the Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). DSS and DHF are thought to be caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. In addition to these six drugs in development, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, and others. To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

Note 2 - Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company applied paragraph 810-10-05-4 of the FASB Accounting Standards Codification to the preferred stock convertible to common stock associated with the Preferred Series B Convertible Debenture issued January 15, 2013.  Based on the guidance in paragraph 810-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives as of January 15, 2013.  The Company records the fair value of the preferred stock that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under paragraph 810-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the Preferred Series B convertible debenture issued January 15, 2013. At March 31, 2013, all $3,398,611 of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the Preferred Series B convertible debenture issued January 15, 2013 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and March 31, 2013. The primary assumptions include: projected annual volatility of 79%-197%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

The fair value of the derivatives was $2,735,310 as of January 15, 2013 upon issuance and was $3,398,611 at March 31, 2013.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of March 31, 2013
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities associated with
Series B Convertible Debenture	3,398,611			3,398,611	3,398,611
Total Derivative Liabilities	3,398,611			3,398,611	3,398,611

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

There were 1,825,000 options and 11,941,950 warrants excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive at March 31, 2013.

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

Note 3 - Financial Condition

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013 and had a net loss and net cash used in operating activities for the interim period then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2013 the Company had cash and cash equivalents of $15,457,807.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities. (See Note 9)

On November 2, 2011, NanoViricides, Inc. and Seaside 88, LP (“Seaside”) entered into a Securities Purchase Agreement regarding the purchase and sale of 500,000 shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at $10.00 per share, or $5,000,000 in aggregate. On November 2, 2011, Seaside purchased an initial 250,000 shares of the Company’s Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $2,500,000 (the “Initial Closing”). On February 7, 2012, Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing).

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

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted nano viral drugs. The Company has not yet commenced any product commercialization. The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $36,119,045 at March 31, 2013 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company’s financings in 2012 and 2011 and a cash and cash equivalent balance of $15,457,807 at March 31, 2013, substantial additional financing will be required in future periods. The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

The Company continues to successfully raise additional capital:

On January 15, 2013, the Company consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $1.00 per share of Common Stock.

On February 26, 2013, the Company entered into a letter agreement with Seaside, whereby the Company agreed to retire the remaining, unconverted 1,825.744 shares of its Series C Convertible Preferred stock, par value $0.001 per share (“Series C Preferred Stock”) purchased by Seaside on December 21, 2012. The redemption price for the Series C Preferred Stock was $2,014,921.41 and included accrued dividends of $6,002.45 and a 10% premium. The letter agreement also terminated the Agreement and the parties agreed to release each other from any liability in connection with the Purchase Agreement or the Series C Preferred Stock and the conversion of such preferred stock to common shares.

As a result of the successful sale of the Company’s Series B and Series C Convertible Preferred Stock to Seaside and the successful offering of the Company’s Series B Convertible Debentures, management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, March 31, 2015 at current rate of expenditures.

Note 4 - Prepaid Expenses

Prepaid Expenses consisted of the following:

	March 31, 2013	June 30, 2012
TheraCour Pharma, Inc.	$493,138	$281,775
Prepaid Others	48,496	32,399

	$541,634	$314,174

Note 5 - Related Party Transactions

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

Development costs charged by and paid to TheraCour were $1,655,216 and $1,359,100 for the nine months ended March 31, 2013, and 2012, respectively and $8,272,220 since inception. As of March 31, 2013, pursuant to its license agreement, the Company has paid a security advance of $493,138 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through March 31, 2013.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the issued and outstanding common stock of TheraCour Pharma, Inc., which itself owns 33,360,000 shares of the Company’s issued and outstanding common stock, as of March 31, 2013, representing approximately 21% of the issued and outstanding common stock of the Company.

Note 6 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired in February 28, 2011, and is now on a month-by-month basis.

On February 11, 2013, the Registrant entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, LLC, a Connecticut Limited Liability Company (“Inno-Haven”), to lease for a four-year term a 18,000 square feet building located on 1 Controls Drive, Shelton, CT (the “Leased Premises”) to be suitable for laboratory and GMP clean room drug manufacturing. Inno-Haven is controlled by Anil Diwan, the Registrant’s founder, President and Chairman and controlling shareholder of TheraCour Pharma, Inc., the Registrant’s principal shareholder (“TheraCour”). The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the laboratory and GMP clean room, and which would contain definitive terms regarding rent, taxes, utilities, maintenance and other, similar items. Pursuant to the MOU, the Registrant has agreed to provide up to $2,500,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Registrant. The Registrant agreed to file a registration statement for shares of its restricted Common Stock, provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The Registrant shall file a registration statement within ninety (90) days of a closing of a Loan (a “Closing”) to cover such Registrable Shares and use its best efforts to have such registration statement declared effective no later than one hundred eighty (180) days following the Closing, and keep such registration statement effective until the termination of the respective collateral agreement. The MOU further provides that, so long as there is no breach of the Lease Agreement by the Registrant, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral.

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

Total rent expense amounted to $105,100 and $87,767 for the nine months ended March 31, 2013 and 2012, respectively.

Litigation

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand).  The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request for inspection of books and records. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. Management believes that this lawsuit has no merit or basis and intends to vigorously defend it. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit, or proceeding has been threatened against the Company.

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

Bio-analytical Systems Agreement

On November 13, 2012, the Company announced that it had entered into an agreement with Bioanalytical Systems, Inc. to conduct drug development studies required for submission of Investigational New Drug Applications to the FDA for its nanoviricides® drug candidates against various viral diseases.

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

Note 7 – Convertible Debentures

Series B Convertible Debentures

On February 1, 2013, the Company accepted subscriptions for an offering in the aggregate amount of $6,000,000 for its unsecured 8% Coupon Series B Convertible Debentures (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $1.00 per share of Common Stock. The Debentures shall bear interest at the coupon rate of eight percent (8%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending March 31, 2013 shall be calculated on a per diem basis from the Closing Date. For so long as the Debentures remain unpaid, the Registrant shall issue additional interest to the subscribers as follows: (i) at the Closing of the Debenture (the “Closing”), a number of shares of restricted Common Stock equal to the principal amount of the Debenture multiplied by 0.33; (ii) on the first anniversary of the Closing, a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.33; (iii) on the second anniversary of the Closing, a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.34 (collectively, with subsection (ii), the “Interest Shares”); and (iv) on the third anniversary of the Closing, warrants (the “Interest Warrants”) to purchase a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.33, at the exercise price of $1.00 per share of Common Stock which warrant shall expire three years after the date of issuance.

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

The Registrant agreed to use its best efforts to register the Interest Shares and the shares issuable for the Interest Warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act. The Company also agreed to use its best efforts to register the shares of Common Stock underlying the Redemption Warrants under a registration statement pursuant to the provisions of the Securities Act. Further, the Registrant granted the Subscribers, individually, the right to require the Registrant to register shares of Common Stock issuable to the Subscribers upon conversion of the Debenture or exercise of the Interest Warrants on such form of Registration Statement as the Registrant deems appropriate.

Note 8 - Equity Transactions

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

During the fiscal year ended June 30, 2011, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

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

During the fiscal year ended June 30, 2012, Seaside converted the following amounts of Series B Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series B Converted	Conversion Price	Number of Shares of Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Number of Shares of Common Stock Issued to Seaside

07/11/2011	10,000	1.11129	89,986	1.11129	345	90,331
07/26/2011	40,000	1.05876	377,800	—	—	377,800
08/08/2011	40,000	0.91494	437,187	0.98167	8,205	445,392
08/23/2011	40,000	0.95277	419,829	0.95277	6,844	426,673
09/06/2011	40,000	0.94591	422,873	0.94733	5,264	428,137
09/19/2011	40,000	0.93534	427,652	0.93534	3,691	431,343
10/03/2011	40,000	0.77774	514,311	0.84473	2,270	516,581
10/17/2011	10,000	0.69212	144,484	0.75149	510	144,994
11/02/2011	40,000	0.78158	511787	—	—	511,787
11/15/2011	40,000	0.69133	578,595	0.72539	10,311	588,906
11/29/2011	40,000	0.62234	642,735	0.64311	10,139	652,874
12/13/2011	40,000	0.53240	751,315	0.56678	8,798	760,113
12/27/2011	40,000	0.50635	796,785	0.50635	6,818	803,603
01/10/2012	40,000	0.50758	788,053	0.50758	3,742	791,795
01/24/2012	10,000	0.47951	208,546	0.48773	786	209,322
02/08/2012	40,000	0.55777	717,142	0.00000	—	717,142
02/22/2012	40,000	0.69437	576,062	0.69437	11,600	587,662
03/07/2012	40,000	0.63665	628,289	0.63665	10,242	638,531
03/21/2012	40,000	0.62894	635,991	0.63827	7,812	643,803
04/11/2012	40,000	0.60469	661,496	0.60469	5,709	667,205
04/18/2012	40,000	0.50926	785,453	0.53593	3,579	789,032
05/02/2012	40,000	0.50415	198,354	0.50873	754	199,108

During the fiscal year ended June 30, 2012, Seaside converted the following amounts of Series C Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series C Converted	Conversion Price	Number of Shares of Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Number of Shares of Common Stock Issued to Seaside

06/28/2012	147	0.49181	298,472	—	—	298,472

Interim Period Ending March 31, 2013 Transactions:

During the interim period ended March 31, 2013, Seaside converted the following amounts of Series C Preferred Stock into the Company’s Common Stock:

Date of Conversion	Number of Shares of Series C Converted	Conversion Price	Number of Shares of Common Stock Issued Pursuant to Conversion	Dividend Conversion Price	Dividend Shares Issued	Total Number of Shares of Common Stock Issued to Seaside

07/12/2012	103	0.48717	212,398	0.49062	18,397	230,795
07/26/2012	128	0.47218	271,373	0.47218	18,275	289,648
08/08/2012	118	0.42073	280,944	0.43129	18,868	299,812
08/23/2012	276	0.48008	574,792	0.48008	16,006	590,798
09/06/2012	441	0.57728	763,135	0.57728	11,478	774,613
09/19/2012	285	0.51570	553,337	0.51570	9,572	562,909
10/03/2012	233	0.53478	435,842	0.53533	7,176	443,018
10/17/2012	165	0.53108	311,521	0.53108	5,550	317,071
10/31/2012	145	0.51621	281,347	0.51621	4,481	285,828
11/14/2012	165	0.43190	383.144	0.45934	3,823	386,967
11/29/2012	170	0.43622	390,698	0.43622	2,570	393,268
12/13/2012	122	0.43163	282,379	0.43163	1,083	283,462
12/21/2012	156	0.43554	357,279	—	—	357,279
01/04/2013	144	0.41047	349,994	0.41047	21,907	371,901
01/17/2013	164	0.42211	387,947	0.42211	19,998	407,945
01/31/2013	113	0.41336	275,788	0.41336	18,901	294,689
02/14/2013	98	0.40749	241,062	0.40749	18,101	259,163

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

In June, 2012, the Company authorized the issuance of 1,050,000 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend as additional stock based compensation for successful prosecution of the Company’s Patent applications and recorded an expense of $345,172.

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

On February 1, 2013, the Company authorized the issuance of 2,000,000 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures and recognized a charge for interest expense of $665,497.

In February 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.53 per share expiring in February 2017.  These warrants were valued at $31,800 and recorded as consulting expense.

In March, 2013, the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $60,000.

In March, 2013, the Company authorized the issuance of 593,750 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $445,044.

For the nine months ended March 31, 2013, the Company's Board of Directors authorized the issuance of 115,042 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $63,000.

For the nine months ended March 31, 2013, the Company's Board of Directors authorized the issuance of 13,749 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $7,500.

Note 9 – Credit risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 - Concentrations

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non executive position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $789,198 and $336,420 for the nine months ended March 31, 2013 and 2012 respectively.

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

Note 12 - Subsequent Events

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

Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a leading company in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody.

Our anti-viral therapeutics, that we call “nanoviricides® “ are designed to look to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately.

NanoViricides, Inc. is the first in the world in the entire field of nanomedicines to have developed a drug that can be administered orally (by mouth). Our oral anti-influenza drug candidate, NV-INF-2, has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models, in our FluCide™ program. We are also developing a highly effective injectable anti-influenza drug, NV-INF-1, in this program. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 in March, 2012. The Company is developing this injectable drug (NV-INF-1) for hospitalized patients with severe influenza, including immuno-compromised patients. The Company believes that this drug may also be usable as a single-dose injection in a medical office for less severe cases of influenza. Both of these anti-influenza therapeutic candidates are “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including the recently discovered novel strain of H7N9, Bird Flu H5N1, other Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that our anti-influenza drugs have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model.

Both of these anti-influenza drug candidates can be used as prophylactics to protect at-risk personnel such as health-care workers and immediate family members and caretakers of a patient.

The Company is also developing an anti-HIV drug. The drug candidates in this HIVCide™ program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. The Company believes that this strong effect and sustained effect together indicate that HIVCide can be developed as a single agent that would provide “Functional Cure” from HIV/AIDS. The Company believes that substantially all HIV virus can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, the Company believes that this therapy would also minimize the chances of HIV transmission. The Company is currently optimizing the anti-HIV drug candidates. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. The Company believes that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal.

In addition, the Company is developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, the anti-HSV drug candidates have shown excellent efficacy in cell culture studies.

The Company is also developing a skin cream formulation for the treatment of herpes cold sores or genital warts.

Further, the Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). DSS and DHF are thought to be caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. In addition to these six drugs in development, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, and others. To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

With the achievement of extremely high levels of effectiveness in appropriate animal models for its current drug candidates listed above, the Company has progressed to advance its drugs into the clinical stage.

In March 2012, we held a pre-IND meeting with the United States Food & Drug Administration (“FDA”) for our anti-influenza drug candidate, NV-INF-1. We obtained valuable advice from the US FDA regarding the requirements for filing an Investigational New Drug (“IND”) for this anti-influenza drug candidate.

Of note for the quarter ending March 31, 2013 is that the Company has made significant progress in advancing our pipeline.

The drugs are required to be manufactured in cGMP-compliant manner (cGMP = “current Good Manufacturing Practices”) for use in human clinical trials. The Company is steadily progressing on enabling cGMP manufacturing capability for all of its nanoviricides® drug candidates. The Company reported in April 2013 that the engineering design of its cGMP manufacturing plus laboratory facility is substantially complete.

In addition, the process of making the materials has to be optimized and appropriate analytical and quality control methods must be developed. This is a part of CMC (“Chemistry, Manufacture and Controls”) activities required before filing an Investigational New Drug application (IND) to allow human clinical studies. The Company is progressing steadily in satisfying the CMC requirements for its Oral and Injectable anti-Influenza drug candidates at present.

Because of the high level of safety observed in our animal studies, our Safety and Toxicology studies (“Tox Package” studies) have been estimated to require relatively large quantities of materials. This has necessitated that the Company enable scaled-up production and qualify the production processes at a much larger scale than what is needed for small animal studies. Tox Package does not require cGMP materials. Therefore, we have engaged in this scale up at our existing facilities rather than wait for the cGMP facilities to be completed. We have completed the initial studies to verify that the scaled up production of our Oral and Injectable anti-Influenza drug candidates can be performed successfully.

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

In April 2013, we announced, that our two anti-Influenza drug candidates are also expected to be effective against the novel H7N9 strain of Influenza A that has killed 35 people in China this year. Our expectation is based on the analysis of publicly available characteristics of the H7N9 virus.

We will need to perform animal studies against a few additional strains of influenza viruses in order to substantiate that these drugs are indeed broad-spectrum drug candidates. Additional studies in cell cultures against different strains of influenza are also planned. All of these studies are necessary for filing an IND application.

The Nanoviricides® technology is receiving substantial attention and recognition in the scientific world. Dr. Anil R. Diwan, President and Chairman of the Company, was invited to Chair the Section on “Designing Nanomedicines” at the First Annual Symposium on Nanomedicines: Charting a Roadmap to Commercialization, held by the Nanomedicines Alliance on March 6-7, 2013 at the Hilton Washington DC/Rockville, Maryland, USA. Also, Dr. Randall W. Barton, Chief Scientific Officer of the Company, was invited to co-Chair the Section on “Pre-Clinical Pharmacology” at the same event. NanoViricides, Inc. is a member of the Nanomedicines Alliance. Later that month, Dr. Diwan was invited to present a seminar at the University of California, Los Angeles. This seminar was hosted by the Center for Biological Physics, jointly with the California NanoSystems Institute on March 22, 2013.

In addition to technological progress for moving our drugs into the Clinic, we also strive to improve our Corporate Governance and Executive capabilities towards the goal of building a highly successful pharmaceutical company. To this end, we announced that on May 13, 2013, Ms. Meeta R. Vyas, a seasoned executive, has joined the Company as interim Chief Financial Officer. Ms. Vyas is a successful former CEO of a public company with significant experience advising senior executives in strategy and operations.

Ms. Vyas is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Meeta has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed US corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in a return to profitability and growth within a short period of time. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (GE). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Meeta is married to NanoViricides, Inc. President and Chairman Anil R. Diwan. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a BS in Chemical Engineering from the Massachusetts Institute of Technology.

We have previously announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs. Most importantly, a fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. All of the patent applications have been filed internationally. To date more than 18 patent grants have occurred and additional grants continue as the applications progress through review.

These events have been the result of continuing progress and development work that the Company has been performing through several years. We had undertaken the challenge of developing an orally available anti-influenza drug nearly three years ago. The chemistry work was already completed by June, 2012 and the first animal testing results became available in August, 2012.

We are also working on developing cGMP (current Good Manufacturing Practices) manufacturing capabilities for clinical drug substance. A group of private financiers that includes our founder Dr. Anil Diwan has acquired an 18,000 sq. ft. building on 4 acres with possibilities of expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for that purpose, in August 2011. The project had several changes of scope, accounting for the delays in design phase.  We have a strong team engaged on this project. Mr. Andrew Hahn, retired Director of Facilities (Global) for Bristol-Myers-Squibb is our lead designer and overall steward for this project. Mr. Phil Mader, previously the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”), is our Project Manager. Mr. Mader’s firm, MPH Engineering is engaged for engineering design. In addition, Ms. Kathy Cowles, founder of ID3A Architects serves as the lead architect. A highly optimized floor plan has been developed by our architectural, design and engineering teams. The Clean Room suite for the production of clinical drug substance is being designed, fabricated, and installed by AES Clean Technology, Inc. The engineering design is now substantially complete.

This versatile, customizable facility is designed to support the production of kilogram-scale quantities of any of our nanoviricides drugs. In addition, it is designed to support the production of the drug in any formulation such as injectable, oral, skin cream, eye drops, lotions, etc. The scale is designed so that clinical batches for Phase I, Phase II, and Phase III can be made in this facility. The clean room suite contains areas suitable for the production of sterile injectable drug formulations, which require special considerations.

In order to minimize the capital costs, NanoViricides, Inc. intends to lease the completed facilities from Inno-Haven, LLC. A memorandum of understanding to that effect was signed as of February 11, 2013 and requires a lease agreement to be signed before March 31, 2013. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination. The terms of the lease have not been finalized.

The renovation project is estimated to be completed in December, 2013- January 2014, followed by occupancy and certifications by early 2014. These timelines depend upon several assumptions, many of which are outside the control of the Company, and thus may cause delays.

We believe that from the time that the proposals are accepted, the cGMP facility can be ready to begin actual manufacturing in approximately one year. Soon thereafter, the Company will be able to make cGMP-like material using the same processes as c-GMP material but prior to undergoing the FDA registration process. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside contract manufacturers.

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult diseases to tackle. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC). In 2008, we added anti-HIV drug candidates to our growing portfolio. In 2009, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment of recurrent HSV skin infections, such as cold sores and genital warts. In 2010, we added drug candidates effective against Dengue viruses to our pipeline. In 2012 we developed an oral version of our anti-influenza drug candidate in the Flucide program. Thus, in just about seven years we have developed a very broad pipeline of drug candidates. We believe that we will have clinically relevant drug candidates in many, if not all, of these disease areas.

We have conducted our second anti-HIV study in the standard humanized mouse model in the HIVCide program. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This nanoviricide’s effect was still equal to or better than the same 3 drug HAART cocktail, although we had expected a substantially reduced effect.

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

We had always suspected that the polymeric nature of nanoviricides would enable a long drug effectiveness time frame, thus enabling infrequent dosing. We have indications now that this is very likely true from both FluCide™ and HIVCide™ programs. We have observed sustained antiviral effects for a long time after last drug administration in various animal model studies.

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

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is available. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural novel viral diseases, such as SARS, Influenza, Ebola/Marburg and other presently unknown diseases will continue to occur. A novel SARS virus called h-CoV-EMC has emerged very recently in the Middle East. This virus does not share the same receptor as the previous 2002-2003 outbreak SARS virus (now called SARS-CoV). At present, there is no feasible therapeutic intervention for outbreaks of novel viruses, such as these new coronavirus outbreaks .

We continued to raise financing successfully, but at a much slower pace than last year. To date, Seaside 88, LP (“Seaside”) has invested an aggregate of $25M thus far and we raised an additional $6M from family offices and a charitable foundation in February, 2013. This larger than anticipated raise enabled us to repay Seaside and complete the Seaside transaction in February, 2013. With these transactions, we have cash in hand of approximately $15.5 M as of March 31, 2013. This cash reserve enables us to move our drug candidates forward in the US Food and Drug Administration (“FDA”) and International regulatory approval processes.

We now have six commercially significant active, drug development programs: (1) Oral FluCideTM, against all Influenzas, (2) A Piggy-back version of Flucide for hospitalized patients, (3) nanoviricide eye drops against adenoviral EKC and herpes keratitis, (4) HIVCide™-I against HIV/AIDS, (5) HerpeCide™-I skin cream formulation for herpes cold sores and genital warts, and (6) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS). We continue to achieve very strong performance in the testing of these drug candidates.

All of our biological testing is conducted by third parties.

We have continued to achieve significant milestones in our drug development activities. All of our drug development programs are presently at pre-clinical stage. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates.

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. In addition, we have engaged Biologics Consulting Group, Inc., to help us with the FDA regulatory submissions. We are also engaged with Australian Biologics Pty, Ltd to help us with clinical trials and regulatory approvals in Australia. We believe that cGMP-like manufactured product is acceptable for entering human clinical trials in Australia.

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

In June, 2010, we also reported that our anti-HIV drug candidates demonstrated efficacy in the recently completed cell culture studies using two distinctly different HIV-1 isolates. These studies were performed in the laboratory of Carol Lackman-Smith at the Southern Research Institute, Frederick, Maryland. These results corroborated our previous findings in Animal Studies. The Company had reported that its best nanoviricide drug candidate against HIV was more than 25 times superior to a three drug combo anti-HIV cocktail based on biomarker test response in all parameters tested. The parameters included improvement in human T cell populations in the animal model and reduction in HIV viral load. The Company has since performed additional studies to optimize the HIV binding ligand and has found ligands that are superior to the one that yielded these strong results. The Company now plans to deploy this new anti-HIV ligand connected to the full strength polymeric micelle that we have also optimized as a new anti-HIV nanoviricide drug candidate. We plan to test this optimized anti-HIV drug candidate in animal studies. Anti-HIV studies are extremely expensive. As such, the Company’s HIVCide program has been slowed down with the current slow financial markets.

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

We have taken an important step towards improving our corporate governance last year. On June 22, 2012, we appointed Mr. Stanley Glick, CPA, as an independent Director of the Company and the Chairman of its Audit Committee. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. Several of the Company’s drug candidates have shown excellent levels of efficacy and preliminary safety in animal studies in many different animal models against many different viruses. The Company determined that its anti-Influenza program, “FluCide™”, was the most advanced and obtained and held a pre-IND meeting with the US FDA for the same on March 29, 2012. The Company believes it has gained valuable guidance from the FDA that enables us to develop and execute a product development plan for our anti-influenza drug candidate with the goal of filing an Investigational New Drug (IND) application to the US FDA, and similar applications in other countries in the world. Since then, the Company has also developed an oral drug against influenza viruses.

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

The Company has agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces that are anticipated to be built by renovating the existing building. A Memorandum of Understanding to that effect was executed on February 11, 2013 and requires a lease agreement to be signed before March 31, 2013. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the laboratory and GMP clean room, and which would contain definitive terms regarding rent, taxes, utilities, maintenance and other similar items. The renovation project is estimated to be completed in December, 2013- January 2014 time frame, followed by occupancy and certifications by early 2014. These timelines depend upon several assumptions, many of which are outside the control of the Company, and thus may cause delays.

The Company does not currently have any revenue. All of the Company’s products are in development stage and require successful development through regulatory processes before commercialization. During the development phase, we have generated funding through the issuances of debt and private placement of common stock (see Item 5 Recent Sales of Unregistered Securities), and also the sale of our registered securities. The Company does not currently have any long term debt. We have not generated any revenues and we may not be able to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

The Company’s Drug Pipeline

We currently have, in active development, broad-spectrum drugs against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N9, H9N HPAI, Bird Flu), common seasonal human Influenzas.

Our drug pipeline includes: (1) Injectable anti-influenza drug for severely ill hospitalized patients, (2) Oral anti-influenza drug for out patients, (3) an anti-HIV drug, (4) Eye drops against viral diseases of the eye such as conjunctivitis and keratitis, (5) Herpes virus cold sores and genital Herpes, and (6) a broad-spectrum drug against all four serotypes of Dengue viruses. In addition, we have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers (VHFs). We also have a research program called ADIF™ (“Accurate-Drug-In-Field”), that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company. To date, TheraCour has continued to provide the Company with the licenses when requested.

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

Requirement for Additional Capital

As of March 31, 2013, we have a cash and cash equivalent balance of $15, 457,807 which will be sufficient to fund our operations through more than one year or March 31, 2015, at the Company’s current rate of expenditure.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. We believe that we currently have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We intend to enter into lease negotiations with Inno-Haven, LLC (“Inno-Haven”) to enable cGMP manufacture of our drug products. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and has purchased an 18,000 square foot building in Shelton, CT, on a 4.2 acre lot, enabling future expansion of operations. Inno-Haven has entered into financing agreements with further unrelated Parties to obtain additional funds necessary to renovate the facility to provide the necessary infrastructure for cGMP manufacturing of our drug candidates. On February 11, 2013 the Company entered into a Memorandum of Understanding outlining the general terms to be included in a future lease agreement. No lease agreement has been drawn up and the terms of lease have not yet been completely determined. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the laboratory and GMP clean room, and which would contain definitive terms regarding rent, taxes, utilities, maintenance and other similar items. No lease rental payments have been due or paid.

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

In addition the Company anticipates estimated capital costs of $5,000,000 for infrastructure and laboratory facilities for a scaled up research pilot production facility. The Company anticipates that some of this infrastructure funding will be obtained through real estate and industrial loans and related instruments or through a contractual arrangement with Inno-Haven, LLC.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of March 31, 2013, the Company has drawn down $22,500,000 of the $40,000,000 S-3 Shelf Registration. In addition, on October 26, 2012, the Company filed a new S-3 Shelf Registration Statement for $40,000,000 of common stock, preferred stock, warrants, debt securities and units comprised of those securities which combined the unused portion of the prior shelf registration for a total available Shelf Registration of $57,500,000. The Company anticipates it will have sufficient access to capital even if it decides to develop FluCide through Phase III on its own. The Company anticipates further draw-downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have concluded that as of the end of the period covered by the Annual Report on Form 10-K (ending June 30, 2012) our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management believes these deficiencies have been remediated by implementing changes in internal controls over our financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, due to the material weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2012. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by the Board in the normal course of their duties.

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

To strengthen our corporate governance, the Company is seeking to appoint additional independent Directors. Further, management is in the process of hiring additional financial personnel to increase the effectiveness of internal control over financial reporting by isolating the duties of the CEO and the CFO that at present are being fulfilled by one person.

On May 13, 2013, the Company retained Ms. Meeta R. Vyas, a seasoned executive with public company experience, as its interim CFO effective May 20, 2013. Ms. Vyas holds an MBA in Finance from Columbia University Graduate Business School and a BS (ChEng) from MIT.

b)	Changes in internal control over financial reporting.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

On or around April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. ((Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand).  The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request for inspection of books and records. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. Management believes that this lawsuit has no merit or basis and intends to vigorously defend it. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2013, the Company authorized the issuance of 2,000,000 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures.

In February 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.53 per share expiring in February 2017.

In March, 2013, the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements.

In March, 2013, the Company authorized the issuance of 593,750 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements.

For the nine months ended March 31, 2013, the Company's Board of Directors authorized the issuance of 115,042 shares of its common stock with a restrictive legend for consulting services.

For the nine months ended March 31, 2013, the Company's Board of Directors authorized the issuance of 13,749 shares of its common stock with a restrictive legend for Director services.

On February 1, 2013, the Company accepted subscription for an offering in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) from four equity investors comprised of private, family investment offices and a charitable foundation. The Company did not utilize an underwriter or a placement agent for this offering.

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

The Company has not utilized an underwriter for an offering of its securities, except for financings completed with Seaside 88, LP, wherein Midtown Capital Partners, LLC were engaged as placement agent for the Company’s securities sold in the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On May 13, 2013, the Company appointed Meeta R. Vyas as its interim Chief Financial Officer effective May 20, 2013. Ms. Vyas is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. . Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a BS in Chemical Engineering from the Massachusetts Institute of Technology.

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

(b)   Reports on Form 8-K.  During the fiscal quarter ended March 31, 2013, the Company filed the following Current Reports on Form 8-K:

On February 1, 2013, the Company filed a Current Report on Form 8-K disclosing it had consummated an offering in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. On February 28, 2013 the Company filed a Current Report on Form 8-K disclosing that the Company entered into a letter agreement with Seaside 88, LP to retire the remaining, unconverted 1,825.744 shares of its Series C Convertible Preferred stock, par value $0.001 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2013

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

