Form 10-Q/A
period 2013-03-31
NANOVIRICIDES, INC.
filed 2013-05-20
CIK 1379006

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

Explanatory Note: The sole purpose of this Amendment to NanoViricides, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

See accompanying notes to the financial statements

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	May 12, 2005
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,694,929)	$(4,563,148)	$(36,119,045)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	445,044	634,408	2,648,241
Common shares and warrants issued for services	130,500	235,875	3,527,867
Common shares issued for interest	665,497	-	665,497
Warrants granted to scientific advisory board	106,800	163,800	1,172,038
Amortization of deferred compensation	-	-	121,424
Depreciation	158,158	158,158	984,033
Amortization	6,580	6,581	39,726
Change in fair value of derivative liability	669,753	(68,931)	711,290
Amortization of deferred financing expenses	-	-	51,175
Discount convertible debentures	-	-	73,930
Beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(227,460)	36,545	(533,634)
Other current assets	-	-	(8,001)
Deferred expenses	-	-	(2,175)
Accounts payable - trade	(698)	129,487	582,040
Accounts payable - related parties	264,704	(78,026)	630,385
Accrued expenses	50,368	23,814	147,246

NET CASH USED IN OPERATING ACTIVITIES	(4,425,683)	(3,321,437)	(24,587,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	(1,000,000)	-	(1,000,000)
Purchase of property and equipment	-	(23,352)	(1,440,717)
Purchase of trademark	-	(35,199)	(458,955)

NET CASH USED IN INVESTING ACTIVITIES	(1,000,000)	(58,551)	(2,899,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	6,000,000		6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net	-	7,140,362	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	608,505	-	2,933,505
Proceeds from issuance of common stock and warrants in connection
with private placements of common stock, net of issuance costs	-	-	11,296,748
Proceeds from exercise of stock options	-	-	90,000
Proceeds from exercise of warrants	-	-	3,162,590
Collection of stock subscriptions received	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,608,505	7,140,362	42,945,363

NET CHANGE IN CASH	1,182,822	3,760,374	15,457,807

Cash at beginning of period	14,274,985	9,224,023	-

Cash at end of period	$15,457,807	$12,984,397	$15,457,807

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$130,500	$54,000	$12,109,302
Preferred stock issued as compensation	445,044	-	4,066,826
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	106,800	163,800	1,172,038
Stock warrants granted to brokers	-	-	3,563
Common stock issued for interest on debentures	2,000,000	-	2,073,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	-	6,275,327	20,320,630
Common stock issued upon conversion of Series C Preferred Stock	6,352,980	-	5,396,661
Common stock issued for dividends on Preferred Stock	136,393	69,425	291,994
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2013

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Interim
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

 EXHIBIT INDEX

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.