Form 10-K
period 2013-06-30
NANOVIRICIDES, INC.
filed 2013-09-30
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C .   20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

NANOVIRICIDES, INC.

(Name of Business Issuer in Its Charter)

NEVADA	76-0674577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 WOOD STREET, SUITE 205, WEST HAVEN, CONNECTICUT 06516

(Address of principal executive offices)

203-937-6137

(Issuer's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE	NYSE MKT

(Title of Class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

As of September 30, 2013, there were 50,007,400 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2012 by non-affiliates of the registrant was $53,072,557 based on the closing price of $0.47 per share, pre-split, as reported on the OTC Bulletin Board on December 31, 2012, the last business day of the registrant's most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant's common stock, without conceding that such persons are "affiliates" of the registrant for purposes of the federal securities laws).

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should,” “designed to,” “designed for,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

The 2012-2013 Financial Year in Review

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

Of note for the financial year ending June 30, 2013, is that the Company has made significant progress in advancing our pipeline, as well as improving our corporate governance and executive capabilities. As a result of these improvements in corporate governance and our technological achievements, as well as additional steps we took, we are happy to report that NanoViricides, Inc. common stock was uplisted on September 25, 2013, subsequent to this annual report. NanoViricides common stock began trading under the same symbol, “NNVC”, on the New York Stock Exchange MKT marketplace on that date . This is a very important milestone for our Company. NanoViricides, Inc. is possibly the first company in the world in the entire field of nanomedicines to have developed a nanomedicine drug that is effective when taken orally (by mouth). Our oral anti-influenza drug candidate, NV-INF-2, has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models, in our FluCide™ program. We are also developing a highly effective injectable anti-influenza drug, NV-INF-1, in this program. The Company is developing this injectable drug (NV-INF-1) for hospitalized patients with severe influenza, including immuno-compromised patients. The Company believes that this drug may also be usable as a single-dose injection in a medical office for less severe cases of influenza. Both of these anti-influenza therapeutic candidates are “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including the recently discovered novel strain of H7N9, Bird Flu H5N1, other Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that our anti-influenza drugs have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model.

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

In addition, the Company is developing broad-spectrum eye drops which it expects to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, the anti-HSV drug candidates have shown excellent efficacy in cell culture studies.

The Company is also developing a skin cream formulation for the treatment of herpes cold sores or genital warts.

Further, the Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). DSS and DHF are thought to be caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. The Company recently received an “Orphan Drug Designation” for our DenguecideTM drug. An application for orphan drug designation is also pending with the European Medicines Agency (EMA). This orphan drug designation carries significant economic benefits for the Company.

In addition to these six drugs in development, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, the recently emerged Middle East Respiratory Syndrome coronavirus (MERS-CoV), and others. To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

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

The drugs are required to be manufactured in cGMP-compliant manner (cGMP = “current Good Manufacturing Practices”) for use in human clinical trials. The Company is steadily progressing on enabling cGMP manufacturing capability for all of its nanoviricides® drug candidates. The Company reported in April 2013 that the engineering design of its cGMP manufacturing plus laboratory facility is substantially complete. The facility is now in construction phase.

In addition, the process of making the materials has to be optimized and appropriate analytical and quality control methods must be developed. This is a part of CMC (“Chemistry, Manufacture and Controls”) activities required before filing an Investigational New Drug application (IND) to allow human clinical studies. The Company is progressing steadily in satisfying the CMC requirements for its Injectable and Oral anti-Influenza drug candidates at present.

Because of the high level of safety observed in our animal studies, our Safety and Toxicology studies (“Tox Package” studies) have been estimated to require relatively large quantities of materials. This has necessitated that the Company enable scaled-up production and qualify the production processes at a much larger scale than what is needed for small animal studies. Tox Package does not require cGMP materials. Therefore, we have engaged in this scale up at our existing facilities rather than waiting for the cGMP facilities to be completed. We have completed the initial studies to verify that the scaled up production of our Injectable and Oral anti-Influenza drug candidates can be performed successfully.

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

In June 2013, we submitted an application to the US FDA to designate our anti-dengue drug candidate as an “orphan drug” under the Orphan Drug Act. Subsequently we also submitted a similar orphan drug designation application at the European Medical Agency for this same drug. Dengue, a viral disease, is considered an orphan disease in United States as well as Europe. We retained Coté Orphan Consulting (COC), headed by Dr. Tim Coté, to help us with these submissions. In 2013 we were awarded Orphan Drug Status by the USFDA.

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

We also bolstered our Board of Directors. As reported previously, we have appointed Mr. Stanley Glick, an experienced CPA, as an Independent Director and the Chairman of our Audit Committee on June 22, 2012. We are happy to report that we have added two more independent directors to the board, making the board independent of the executives.

Milton Boniuk, MD, the Caroline F. Elles Chair Professor of Ophthalmology in the Alkek Eye Center at the Baylor College of Medicine, joined our Board on May 28, 2013, as an independent member of the Company’s Board of Directors.

Mukund S. Kulkarni, Professor of Finance and Chancellor of Penn State University, Harrisburg, joined our Board on June 24, 2013, as an independent member of the Company’s Board of Directors.

As a result of these appointments, we now have three independent members on our Board of Directors.

Ms. Vyas is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Meeta has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed US corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in a return to profitability and growth within a short period of time. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (GE). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Meeta is married to NanoViricides, Inc. President and Chairman Anil R. Diwan. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology.

Mr. Stanley Glick, CPA, has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT.

Dr. Boniuk is an astute and highly successful businessman and entrepreneur, in addition to being an accomplished eye surgeon, educator, and administrator. He conducts a busy clinical practice in orbital surgery, eyelid reconstruction, ocular oncology and comprehensive ophthalmology. Additionally, he plays a major role in Baylor’s resident and fellow medical doctor education programs. Dr. Boniuk has made significant contributions in cataract surgery, glaucoma, corneal dystrophies, retinal diseases and surgery. He is a nationally and internationally recognized expert in the pathology and surgical management of orbital and intra-ocular tumors. His description of the ocular pathology of the congenital rubella syndrome in 1967 was a landmark publication. Of note, Dr. Boniuk has made substantial medical contributions in areas that are of great significance to the Company, such as ocular adenoviral infections, that cause epidemic kerato-conjunctivitis (EKC). The Company has developed a drug candidate for EKC infection that was successfully tested in rabbits. These animals serve as a surrogate for the viral disease in human eyes. Dr. Boniuk is also well known for his philanthropic endeavors. He and his wife Laurie founded the National Society for Parent and Child Development in 1989. In 1994, he established the Lions Eye Bank Foundation’s Milton Boniuk, M.D., Endowment Fund to support resident research in the Ophthalmology Department at Baylor. In 2004, Milton and Laurie Boniuk contributed $5 million to Rice University to establish the Boniuk Center for the Study and Advancement of Religious Tolerance. In 2013, they gave an additional $28.5M to Rice University to upgrade this Center to The Boniuk Institute for the Study and Advancement of Religious Tolerance. The Boniuk Institute will conduct research, public outreach and educational programming. Its mission is to foster multidisciplinary research that leads to innovative ways to understand and achieve religious tolerance. Dr. Boniuk earned his MD at the Dalhousie University, Halifax, Nova Scotia, Canada, followed by an internship at the Victoria General Hospital, Halifax, Nova Scotia, Canada, and Residency at the Center for Ophthalmology, Jefferson Medical College - Wills Eye Hospital, Philadelphia, PA. In addition, he served a Fellowship in Ophthalmic Pathology at the world-renowned Armed Forces Institute of Pathology, Washington, DC. Dr. Boniuk has been a long term investor and strong supporter of NanoViricides, Inc.

Dr. Mukund S. Kulkarni became the chancellor of Penn State Harrisburg in 2010. Dr. Kulkarni continues to hold his academic appointment of Professor of Finance, in addition to his administrative position as the Chancellor. An accomplished teacher and scholar, Kulkarni is widely published in academic journals and has presented papers at several scholarly conferences. His research interests are in the areas of capital budgeting, capital structure, and information content of stock prices. Dr. Mukund Kulkarni joined Penn State Harrisburg in 1985 as a faculty member in the School of Business Administration. During his many years there, he held several administrative positions. Prior to becoming chancellor, he was senior associate dean for academic affairs from 2006-2010. In 1996, he became the director of the School of Business Administration, a position he held for a period of ten years.   During Dr. Kulkarni's tenure, Penn State Harrisburg has experienced substantial growth in its student population. In support of enrollment growth, he has overseen successful introduction of new degree programs, expanded international outreach efforts, enhanced teaching and learning support to faculty, and developed and executed plans to upgrade instructional technology and classroom facilities. He has drawn an ambitious plan for facilities improvement in support of student growth. Dr. Kulkarni is an invited lecturer and consultant to several academic institutions in the U.S. and abroad, in addition to state government and nonprofit organizations. He has valuable corporate experience in the commercial banking industry particularly in the area of resource and deployment planning, branch expansion planning, and bank profitability assessment. Dr. Kulkarni is widely engaged in social and civic activities in and around Harrisburg region. He is member of several boards of civic and nonprofit organizations including Harrisburg Regional Chamber of Commerce, United Way of the Capital Region, Modern Transit Partnership, and Asian Indian Americans of Central Pennsylvania, among others. Dr. Kulkarni earned his bachelor's and master's degrees in his native India, an M.B.A. from Marshall University, and a Doctorate in economics with a concentration in finance from the University of Kentucky.

As a result of the improvements in Corporate Governance and Executive Team, we became eligible for listing on major US national stock exchanges, except for the stock price criteria. We performed a uniform reverse split of our securities, at a 3.5 to 1 ratio, thus exchanging 3.5 shares of pre-split stock and replacing them with 1 share of the post-split stock, to attain full eligibility for up-listing, on September 10, 2013. As a result of the uniform reverse split, all of our outstanding pre-split warrants were also exchanged automatically for post-split warrants with numbers reduced by a factor of 3.5 and strike price increased by a factor of 3.5, to achieve the same effect in terms of the number of shares in the transaction. Thus, for example, 3.5 pre-split warrants that had a strike price of $1 to purchase the pre-split stock (i.e. a total of $3.5 would convert 3.5 of these pre-split warrants into 3.5 shares of pre-split stock), would be automatically exchanged into 1 post-split warrant with a strike price of $3.5 to purchase 1 post-split share. Concomitantly, we also performed a registered direct financing of approximately $10.33 million, with net proceeds to the Company of approximately $9.6 million, after deducting expenses and fees. On September 22, upon receiving final approval for listing from the NYSE MKT, we announced that the Company’s (post-split) shares will begin trading on the New York Stock Exchange MKT beginning on September 25, 2013, under the same stock symbol, namely “NNVC”. On September 25, 2013, after opening of market, we announced that the Company’s (post-split) shares have begun trading on the New York Stock Exchange MKT under the same symbol “NNVC”.

We have previously announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs. Most importantly, a fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. All of the patent applications have been filed internationally. To date more than 20 patent grants have occurred and additional grants continue as the applications progress through review.

These events have been the result of continuing progress and development work that the Company has been performing through several years. We had undertaken the challenge of developing an orally available anti-influenza drug nearly three years ago. The chemistry work was already completed by June, 2012 and the first animal testing results became available in August, 2012.

We are also working on developing cGMP (current Good Manufacturing Practices) manufacturing capabilities for making clinical drug substance batches of our drugs. A group of private financiers that includes our founder Dr. Anil Diwan has acquired an 18,000 sq. ft. building on 4 acres with possibilities of expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for that purpose in August 2011. Inno-Haven has since borrowed substantial amounts of additional funds to finance this total renovation project. The project had several changes of scope, accounting for the delays in design phase.

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

We have a strong team engaged on the total renovation project for building cGMP facility and associated R&D laboratories in the Shelton campus. Mr. Andrew Hahn, retired Director of Facilities (Global) for Bristol-Myers-Squibb is our lead designer and overall steward for this project. Mr. Phil Mader, previously the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”), is our Project Manager. Mr. Mader’s firm, MPH Engineering is engaged for engineering design. In addition, Ms. Kathy Cowles, founder of ID3A Architects serves as the lead architect. A highly optimized floor plan has been developed by our architectural, design and engineering teams. Design and Engineering also has been completed. This project is now in construction phase. If there are no delays or long back-orders on certain pieces of equipment, we anticipate that this total renovation of the premises will be completed in the first calendar quarter of 2013.

Our timelines depend upon several assumptions, many of which are outside the control of the Company, and thus are subject to delays.

After the renovation is completed, we will need to obtain occupancy certificate, move the existing facilities to the new place, as well as install additional equipment. We will need to validate, test and verify that all the systems are functioning as needed for being able to make cGMP drug substance batches. Then we will need to run several batches, analyze the resulting products, and establish that our manufacturing processes are performing satisfactorily to produce the desired drug substance. A minimum of two reproducible batches are required to be made before submitting an Investigational New Drug application (IND) to the US FDA. In addition, we will also need to seek and obtain US FDA registration as a cGMP facility.

We also need to perform certain safety and toxicology studies as well as additional in vitro and in vivo efficacy characterization of our drug candidates in preparation for an IND application. We believe that we will be taking injectable FluCide™ as our first IND to the US FDA and to other worldwide regulatory agencies.

The Company will be able to make “cGMP-like” material in the new facility once the facility is validated. A “cGMP-like” drug substance can be loosely defined as drug substance made using the same processes as c-GMP material but prior to undergoing the FDA registration process for the cGMP facility. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside contract manufacturers.

In order to minimize capital costs, NanoViricides, Inc. intends to lease the completed facilities from Inno-Haven, LLC. A memorandum of understanding (MOU) to that effect was signed as of February 11, 2013, and requires a lease agreement to be signed at a later date, when the construction costs are fully known. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the costs of the project. The terms of the lease have not been finalized.

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult diseases to tackle. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC). In 2008, we added anti-HIV drug candidates to our growing portfolio. In 2009, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment of recurrent HSV skin infections, such as cold sores and genital warts in 2008-2009. In 2010, we added drug candidates effective against Dengue viruses to our pipeline. In 2011, we began focusing on activities needed for taking our anti-influenza drug into human clinical trials. In 2012, we developed an oral version of our anti-influenza drug candidate in the Flucide program. Thus, in just about seven years we have developed a very broad pipeline of drug candidates. We believe that we will have clinically relevant drug candidates in many, if not all, of these disease areas.

We have continued to further advance the nanoviricide drug candidates against the six commercially important indications in our pipeline successfully this year.

We have completed our second anti-HIV in vivo study in the HIVCide program in August 2011, at KARD Scientific. This study was conducted using the standard humanized mouse model. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This nanoviricide’s effect was still equal to or better than the same 3-drug HAART cocktail, although we had expected a substantially reduced effect.

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

Subsequently, we have conducted a cell culture-based study of a set of anti-HIV drug candidates designed using information from this study as well as molecular modeling against known HIV-1 gp120 –human CD4 binding site structures to identify better anti-HIV ligands. This study was performed at Southern Research Institute in Frederick, MD. The Company reported in September 2013 that it has identified an improved broad-spectrum anti-HIV ligand in this study, based on the previous best ligand from the 2011 study. Also, both of these broad-spectrum ligands, when connected to a different backbone polymer than in the 2011 study, have shown substantially improved inhibition of two different types of HIV-1 virus in a standard cell culture study of virus neutralization and inhibition. HIV-1 Ba-L, a CCR5-using strain as well as HIV-1 IIIB, a CXCR4-using strain, were both inhibited equally well by these two different nanoviricide drug candidates in the standard MAGI HIV Antiviral Assay. The present cell culture data also showed that the two nanoviricides under study were safe to cells at far greater levels than the level needed for therapeutic effects.

The Company has designed these anti-HIV ligands using reported gp120 protein structures of several HIV-1 strains in order to achieve broad-spectrum effectiveness. The HIV-1 gp120 protein binds to the human cell surface receptors CD4 and CCR5 or CXCR4 thereby enabling entry of the virus into the cell. The MAGI-R5 cells used in this study express CD4 and both CXCR4 and CCR5 co-receptors. Different HIV-1 strains are known to use CD4 as a required receptor and, additionally, at least one of the CCR5 or CXCR4 (or both) as a co-receptor. The CCR5+ HIV strains generally transmit from human to human, whereas in the patient’s body, over time, the CXCR4+ HIV strains dominate. Thus it is important to develop a drug that is effective against both of these types of HIV-1 viruses.

The Company believes that its strategy of mimicking the CD4 binding to HIV-1 should allow the development of broad-spectrum anti-HIV drugs. The site on CD4 at which HIV-1 binds remains the same in spite of the large number of mutations that the HIV virus undergoes. The Company’s nanoviricide® technology enables creation of a nanomicelle that looks like the surface of the human cell to the virus, attracting the virus to bind and thereupon neutralizing the virus.

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

Initially, we focused on developing only injectable formulations since these afford the maximum bioavailability of the drug inside the body. We have also developed eye drop solutions against EKC in a very short time frame.

A skin cream appears to be the right formulation for the treatment of oral and genital warts caused by HSV-1 and HSV-2. Last year we had already observed that our drug candidates, in the solution form, were effective in cell cultures against at least two different strains of HSV-1 in two different laboratories. We needed to make skin creams for conducting animal studies and selected different building blocks for our backbone polymer, and built new drugs against HSV. Subsequently, we have also developed the anti-HSV drug candidates in the form of skin lotions.

The skin cream drug candidates against HSV were developed within a matter of weeks. Similarly, development of the skin lotion form of the HSV candidates also took only a few weeks. In both cases, the formulation development itself took only a few days. In contrast, many drug development companies spend years in formulations development.

We have successfully developed what may be the first ever orally available targeted nanomedicine, in our Flucide program.

We have thus demonstrated that we can rapidly develop different formulations because of the inherent strength of the nanoviricide platform technology. The technology also enables us to develop nasal sprays and bronchial aerosols. We plan to develop the appropriate formulations as necessary.

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is available. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”), which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural novel viral diseases, such as MERS-CoV (Middle East Respiratory Coronavirus infection, a deadly disease that is seen in the middle east and European areas at present), SARS, Influenza, Ebola/Marburg and other presently unknown diseases will continue to occur. A novel SARS virus called h-CoV-EMC aka MERS-CoV has emerged very recently in the Middle East. This virus does not share the same receptor as the previous 2002-2003 outbreak SARS virus (now called SARS-CoV). At present, there is no feasible therapeutic intervention for outbreaks of novel viruses, such as these new coronavirus outbreaks.

We continued to raise financing successfully. Seaside 88, LP (“Seaside”) invested an aggregate of $25M thus far and we raised an additional $6M from family offices and a charitable foundation in February, 2013. This larger than anticipated raise enabled us to repay Seaside and complete the Seaside transaction in February, 2013.

With these transactions, we had cash in hand of approximately $13.9M as of June 30, 2013, and additional cash-like assets of approximately $1.5M in the form of prepaid expenses and security deposits. We spent approximately $7.5M in cash during this year. Thus we had approximately two years’ worth of cash in hand at the end of the reporting period. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties. The stockholder’s equity stood at approximately $8M as of June 30, 2013.

Subsequent to this financial year, we completed a registered direct offering of our common stock that raised approximately $10.3M on September, 10, 2013, with approximately $9.6M net proceeds after deducting expenses and fees. Midtown Capital Partners, LLC, and Chardan Capital, LLC served as joint brokers on this raise and were paid a total of 6% in cash and 2% in warrants as the fees. Each broker received 50% of the total fees.

With this raise, as of September 30, 2013, we have estimated cash in hand of approximately $23.5M. This cash reserve enables us to move our drug candidates forward in the US Food and Drug Administration (“FDA”) and International regulatory approval processes.

We now have six commercially significant active drug development programs: (1) Oral FluCideTM, against all Influenzas, (2) A Piggy-back (injectable or infusible) version of Flucide for hospitalized patients, (3) nanoviricide eye drops against adenoviral EKC and herpes keratitis, (4) HIVCide™-I against HIV/AIDS, (5) HerpeCide™-I skin cream formulation for herpes cold sores and genital warts, and (6) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS). We continue to achieve very strong performance in the testing of these drug candidates.

In our extensive animal studies we have observed that our drug materials were well tolerated in mice, humanized mice, and rabbits, and did not produce any adverse events. These studies involved different viral targets, different nanoviricides, with different ligands attached, and differing polymeric micelle backbones, indicating that our technology and design of nanoviricides appears to be resulting in substantially safe drug substances. We believe that the TheraCour® polymer chemistry inherently endows safety by its design to the nanoviricides drug candidates. The polymer backbone comprises PEG (polyethylene glycol), which is known to minimize antigenicity of the drugs that it is attached to. PEG is extensively employed in drug design, especially for biologics, to minimize immune reactions caused by the native antibodies or proteins as drugs. Particularly well known in this regard is the “PEGylation” technology. We believe that the other parts of the nanoviricide’s polymer backbone are readily metabolizable, and much of it serves as “food” to cells. It is of course possible that toxicity can occur due to a specific ligand. We believe that we have made an effort at designing relatively safe anti-viral ligands. In addition, because our nanoviricides target the virus particle and not the host systems, we believe that our nanoviricide approach itself has inherent safety advantages over traditional antiviral drugs that must penetrate cells, accumulate inside and thereby may result in toxicities by interfering with, or being subject to, cellular processes.

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

After declaring the injectable FluCide drug candidate in February 2012, we have been focused on taking our technology from the small scale syntheses needed for small animal studies to the large scale syntheses for making large batches of our nanoviricides as would be needed for Safety and Toxicology (“Tox Package” studies) and later for human clinical trials. Because of the significant safety observed during the several animal studies designed to test the effectiveness of FluCide drug candidates in small animals, the scale required for the tox package studies was estimated at kilograms. Originally we had intended to perform kg-scale syntheses only after the new lab and facilities designed for such scale up was available. However, the facility program was significantly behind due to challenges related to resources availability as well as significant challenges posed by the need for designing complex functionality in a limited space while performing renovation of an existing space. We therefore decided to perform the synthesis of FluCide for tox package in our existing small-scale laboratory. We have been optimizing the processes and translating laboratory operations to appropriate chemical process unit operations in the subsequent time frame. This is a very significant undertaking, given the constraints of our current small-scale facility. After we have completed these process optimizations, we will still need to produce at least three to five batches of the injectable FluCide, analyze the product for comparability, and combine these batches to produce a master batch sufficient to perform the tox package studies with. These activities are currently in progress.

While we have made significant progress in this scale up program at our current facility, certain key equipment pieces that we need are still on back order at present with certain vendors. After these equipment pieces arrive, we will need to set them up, validate them and then use them for the operations they are intended for. This continues to be an item causing delays in our goal of making sufficient quantities of FluCide for the tox package study and it is outside of the Company’s control.

During the last year, we have also been focused on the design of the cGMP clinical batch production facility and associated R&D laboratories to be commissioned in the Shelton campus.

In addition, we have also focused on improving our Executive Team and Corporate Governance. This initiative has successfully resulted in up-listing of our common stock to the New York Stock Exchange MKT (NYSE MKT) on September 25, 2013, under the same symbol, namely NNVC, as described earlier.

In July-August 2011, we reported on the anti-HIV studies in animals that were designed to discriminate the comparative effectiveness of different ligands. We reported that our lead anti-HIV candidate achieved anti-HIV efficacy equivalent to a HAART (highly active anti-retroviral therapy) triple drug cocktail in this recently completed animal study. Treatment with this lead anti-HIV nanoviricide reduced HIV levels and protected the human T cells (CD4+/CD8+) to the same extent as treatment with the HAART cocktail. The three drug HAART cocktail used for comparison in this study is one of the combination therapies recommended for initial therapy in humans. No evidence of drug toxicity was observed in the case of nanoviricide drug candidates. We later reported that this lead anti-HIV drug candidate achieved a long term anti-HIV effect with a much shorter dosing regimen and a markedly lower total drug dose than the HAART drug cocktail therapy in a recent animal study. The antiviral effect of the anti-HIV nanoviricide (“HIVCide™”) continued throughout the 48 days of study even though HIVCide dosing was discontinued after only 20 days. The clinical benefit of HIVCide was found to be sustained for at least four weeks after the last drug dose. Treatment with the lead anti-HIV nanoviricide both (1) reduced the HIV viral load and (2) also protected the human T cells (CD4+, CD8+, as well as double-positive CD4+CD8+), equally well as compared to treatment with the three-drug HAART cocktail, at 24-days as well as at 48-days, even though the HIVCide treatment was stopped at 20 days. The lead candidate is now undergoing further optimization.

A long and sustained effect of HIVCide would lead to improved patient compliance, which is a sought after goal in HIV therapy. With this new study, we believe that we are close to a “Functional Cure” of HIV wherein the patient can take treatment until the viral load is undetectable and then stop treatment until an episode of virus reawakening occurs.

In September 2013, the Company reported that it has successfully improved upon its previous lead anti-HIV drug candidate, based on cell culture studies. An improved broad-spectrum anti-HIV nanoviricide that inhibited two distinctly different types of HIV-1 viruses equally well has been identified. This drug candidate also exhibited a very large therapeutic index. The Company had previously reported that it is optimizing the anti-HIV drug candidate. These cell culture studies were conducted by Southern Research Institute, Frederick, MD. The Company reported that it has identified an improved broad-spectrum anti-HIV ligand, based on the previous best ligand from the 2011 study (see above). Also, both of these broad-spectrum ligands, namely (a) the best one from this 2013 cell culture study and (b) the previous best from the 2011 animal study, when connected to a different backbone polymer than in the 2011 study, demonstrated substantially improved inhibition of two different types of HIV-1 virus in a standard cell culture study of virus neutralization and inhibition. The HIV-1 Ba-L, a CCR5-using strain, as well as the HIV-1 IIIB, a CXCR4-using strain, were both inhibited equally well by these two different nanoviricide drug candidates in the standard MAGI HIV Antiviral Assay. The MAGI-R5 cells used in the current study express CD4 and both CXCR4 and CCR5 co-receptors. Different HIV-1 strains are known to use CD4 as a required receptor and, additionally, at least one of the CCR5 or CXCR4 (or both) as a co-receptor. The CCR5+ HIV strains generally transmit from human to human, whereas in the patient’s body, over time, the CXCR4+ HIV strains dominate. Thus it is important to develop a drug that is effective against both of these types of HIV-1 viruses.

The present cell culture data also showed that the two nanoviricides under study were safe to cells at far greater levels than the level needed for therapeutic effects.

The Company has designed these anti-HIV ligands using reported gp120 protein structures of several HIV-1 strains in order to achieve broad-spectrum effectiveness. The HIV-1 gp120 protein binds to the human cell surface receptors CD4 and CCR5 or CXCR4 thereby enabling entry of the virus into the cell.

The Company believes that its strategy of mimicking the CD4 binding to HIV-1 should allow the development of broad-spectrum anti-HIV drugs. The site on CD4 at which HIV-1 binds remains the same in spite of the large number of mutations that the HIV virus undergoes. The Company’s nanoviricide® technology enables creation of a nanomicelle that looks like the surface of the human cell to the virus, attracting the virus to bind and thereupon neutralizing the virus.

Our nanoviricide® technology is based on two separate parts that are chemically connected together to make the nanoviricide drug candidate: (a) a linear polymer made from a monomer of PEG connected to a linker containing fatty acid chains, and (b) virus-binding ligands attached to the connector of this polymer. We design the ligands as mimics of the cell surface receptor(s) to which the virus particle binds, using molecular modeling and other techniques. In the nanoviricide, we believe that the polymer backbone forms a globular micelle with the fatty acid chains floating in the interior of the micelle, thereby resembling a structure similar to the cell surface. When appropriate ligands are attached to the polymer, the resulting polymer would “look like” a cell surface with a very high density of virus binding points. We believe that this would cause the virus to bind to the nanovricide in preference over binding to host cells, and the virus would “enter” into the nanoviricide micelle, and possibly uncoat itself thinking that it has entered a cell. The nanoviricide is thus designed to act like a “Venus fly-trap” for the virus. To make such a sophisticated nanomachine work, it requires a significant degree of optimization. The tailorable, building-block based design of the TheraCour® polymeric micelle technology on which our nanoviricide® technology is based enables such optimization.

We design several ligands and then attach them to a single polymer backbone and test them in cell culture and animal studies to obtain the best possible ligand. We look to optimize the potency while retaining broad-spectrum effectiveness when we test for the ligands. We optimize the polymer backbone separately. By choosing various building blocks appropriately, and by choosing appropriate chemical processes, it is possible to design polymer backbones that (a) provide the appropriate length of time of residence in the body; (b) provide a formulation optimal for a specific route of administration such as injectable, skin cream, skin lotion, ophthalmic lotion, and even oral as we have been able to do in the case of FluCide™ (see below); (c) provide an optimal density of ligands to maximize the ability to attract the virus, bind to it, and potentially dismantle the vulnerable viruses.

In the case of FluCide™, we have completed these optimization studies resulting in two separate FluCide drugs, namely the injectable FluCide, and the oral FluCide. The injectable FluCide is further advanced in its development cycle and is anticipated to be our first drug candidate going towards and IND filing and human clinical studies in the near future as we complete its pre-clinical development and c-GMP manufacturing process development. The oral FluCide is anticipated to follow the injectable FluCide.

In the case of HIVCide™ we are close to completing the ligand optimization and are also in the process of further optimizing the polymer backbone. We have already identified certain polymeric backbone chemistries that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered. Nevertheless we have continued to make progress in the HIVCide program. We are also working on developing total cure of HIV/AIDS. In addition to minimizing the viral load to achieve a “ Functional Cure” with the HIVCide, a total cure would require development of a drug that hones in onto infected cells, and seeks to destroy only the HIV infected cells that harbor the HIV genome inside it. We believe we have excellent technologies for such site-directed, specific approaches. This program is in R&D stage and we expect that it will take some time before a drug candidate with the potential of totally curing HIV/AIDS can be identified.

In September 2011, we announced that we have selected a clinical candidate, now designated NV-INF-1, for FDA submission in our highly successful FluCide™ anti-influenza therapeutics program. The Company is now developing certain additional information on NV-INF-1, and is progressing this drug candidate towards an IND for use with hospitalized patients with influenza.

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

This is the first demonstration of efficacy of the Company’s FluCide drug candidates against a completely unrelated type of influenza A virus (viz. H3N2) in contrast to the H1N1 Influenza A virus that the Company has used for its recent development work leading to its pre-IND application with the US FDA. H3N2 influenza virus is one of the multiple sub-types of influenza A that cause seasonal epidemics. According to the CDC, influenza causes approximately 36,000 deaths every year in the U.S. alone. The Hong Kong Flu pandemic of 1968-1969, which killed an estimated one million people worldwide, was caused by a variant strain of H3N2. The Company believes an orally administered nanoviricide that protects against multiple influenza virus sub-types would be effective in season after season of influenza epidemics. Such a highly effective, broad-spectrum anti-influenza drug is widely anticipated to be highly successful.

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

In June 2010, we also reported that our anti-HIV drug candidates demonstrated efficacy in the recently completed cell culture studies using two distinctly different HIV-1 isolates. These studies were performed in the laboratory of Carol Lackman-Smith at the Southern Research Institute, Frederick, Maryland. These results corroborated our previous findings in Animal Studies. The Company had reported that its best nanoviricide drug candidate against HIV was more than 25 times superior to a three drug combo anti-HIV cocktail based on biomarker test response in all parameters tested. The parameters included improvement in human T cell populations in the animal model and reduction in HIV viral load. The Company has since performed additional studies to optimize the HIV binding ligand and has found ligands that are superior to the one that yielded these strong results. In September 2013, we announced successful anti-HIV drug development studies performed in this same laboratory. Anti-HIV studies are extremely expensive. As such, the Company’s HIVCide program has been slowed down.

In August 2010, we reported that our anti-HSV drug candidates exhibited almost complete inhibition of herpes simplex virus HSV-1 in cell culture studies conducted in Professor Ken Rosenthal lab at the Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOMED). These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1). H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains.

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

In September 2011, we announced that we have selected a clinical candidate, designated NV-INF-1, for FDA submission in our highly successful FluCide™ anti-influenza therapeutics program. The Company submitted a pre-IND application to the FDA for this clinical candidate and held a pre-IND meeting with the US FDA in March, 2012. The Company is planning a high strength “piggy-back infusion” dosage form for hospitalized patients with severe influenza. The Company has since developed an orally active anti-influenza drug candidate as well, for use in out-patients. The Company will continue the development of these two drug candidates towards an IND, based on the guidance it received in the first pre- IND meeting.

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

The Company also announced in May 2012 that a fundamental patent, on which the nanoviricides® technology is based, is due to be issued in the USA on May 8, 2012. The US Patent (No. 8,173,764) is granted for "Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers." It was issued on May 8, 2012. The patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases. The other national and regional counterparts of the international Patent Cooperation Treaty (“PCT”) application number PCT/US06/01820, which was filed in 2006, have issued as a Singapore National Patent Publication, a South African patent, and also as an OAPI regional patent covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d'Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. It has also issued as a granted patent in New Zealand, China, Mexico, and Japan. Estimated expiry dates range nominally from 2026 to 2028 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

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

To date, these two international patent applications have resulted in twenty patents in different countries and regions. All of the resulting patents have substantially broad claims. Prosecution in several additional regions and countries is continuing.

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

In September 2011, we announced the acquisition by Inno-Haven, LLC of an 18,000 square foot building on 4 acres with possibility of expansion in Shelton, CT. Inno-Haven LLC, a special purpose company formed to acquire the facility, completed the purchase on August 31, 2011. Financing for the acquisition by Inno-Haven was provided by certain private investors that included Anil R. Diwan, PhD. Dr. Diwan is President and Chairman of the Company and Managing Member of Inno-Haven. Dr. Diwan’s part of the financing came from his personal savings, personal borrowings, and a sale of some of his shares of NanoViricides, Inc. received as a founder. In October, 2012, Dr. Diwan completed the programmed sale of the NanoViricides stock that he had obtained as a founder. The Company had agreed to this stock sale in order to help partially offset the costs for the acquisition of a facility and of architectural and engineering design of its renovation. Additionally, Dr. Diwan has agreed to provide personal guarantees, as needed, for certain additional contemplated transactions. The Company has previously announced that it had determined that this financing approach provided the best value for the Company and its shareholders. Inno-Haven has since raised substantial additional capital financing to enable total renovation of this facility into a cGMP manufacturing facility and associated R&D laboratories to suit the purpose of NanoViricides, Inc. The Company anticipates that it will be leasing the laboratory facilities and cGMP production facility from Inno-Haven, for the cGMP manufacture of clinical batches of its nanoviricides® drug candidates against various viral diseases. No lease has been signed yet.

In this year, as in the previous year, we have also made significant strides in achieving exposure for the Company and its technologies. The Company’s President, Anil R. Diwan, PhD, was invited to speak at the 1st International Symposium on Nanomedicine and Cancer Diagnostics at the University of Delaware held on August 16, 2012. Dr. Diwan was also invited to participate on the Panel on Nanomedicine & Nanodiagnostics at the Nanomanufacturing Summit 2012 & 11th Annual NanoBusiness Conference on September 5, 2012, held at the Seaport Hotel, Boston, MA. Dr. Diwan also presented a poster at the Company Showcase in the Biotech2012 Symposium held by PennBio in Philadelphia, PA on October 22, 2012. Dr. Diwan also presented the Company’s accomplishments at the BIO CEO 2013 Conference held at Waldorf Astoria, New York City on February 12, 2013. On March 22, 2013, Dr. Diwan gave an invited Special Seminar at the UCLA Center for Biological Physics , jointly with the California NanoSystems Institute, exploring the theoretical aspects as well as the experimental results of the nanoviricides approach. On April 24, 2013, Dr. Diwan, presented an overview of the company at the 2013 BIO International Convention held at the McCormick Center in Chicago, Illinois (http://convention.bio.org/). On June 27, 2013, Dr. Anil R. Diwan, presented an overview of the company at the OneMedForum-New York 2013 held at the Metropolitan Club, New York.

The Company’s President, Dr. Anil Diwan, was invited to lead the Section 1, “Designing Nanomedicines”, with Dr. Mostafa Analoui of the Livingston Group. In addition, Dr. Randall Barton, the Company’s Chief Scientific Officer, lead Section 2, “Preclinical Pharmacology”, with Dr. Benjamin Yerxa of Liquidia Technologies. These sections were part of the Symposium on Nanomedicines: Charting a Roadmap to Commercialization, a Conference that was divided into five sections. This Symposium was held at the Hilton Hotel in Rockville, MD, on the 6th and 7th of March, 2013.

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

The Company has been successful in raising necessary funds this year as well as last year.

On June 28, 2012, the Company raised financing of $5M, drawing down on its previously announced universal registered shelf “Form S-3” offering. The Company received this financing from a single investor, Seaside 88, LP (“Seaside”), a Florida limited partnership. On June 28, 2012, the Company received $2.5M upon closing, with a net of approximately $2.32M after deducting brokerage commission and expenses. NanoViricides entered into a securities purchase agreement with Seaside for the purchase and sale of up to 5,000 shares of its newly created Series C Preferred Stock at the purchase price of $1,000 per share. Seaside purchased an initial 2,500 shares of the Company’s Series C Preferred Stock at the purchase price of $1,000 per share for an aggregate purchase price of $2,500,000. A certain number of the preferred C shares will convert to common stock automatically every 14 days. The amount of common stock issued at each conversion will be equal to 15% of the average volume of common stock traded in the previous two weeks, plus common stock resulting from conversion of accrued dividend. The Series C Preferred Stock is convertible into a number of shares of the Company’s common stock every two weeks. Of the shares purchased, a certain number of shares of the Series C Preferred Stock will be automatically converted into a certain amount of common stock every two weeks beginning June 28, 2012. The amount of common stock to be issued is calculated as 15% of the average trading volume of the Company‘s shares in the previous 10 days of trading. The conversion price of the common stock at the conversion is calculated as the lesser of (i) the ten-day daily volume weighted average of actual trading prices (“VWAP”) of the common stock multiplied by 0.85; or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. The total dollar amount of common stock converted is divided by the $1,000 purchase price of the Preferred Series C shares to arrive at the number of series C shares converted. In addition, the unconverted shares of the Series C Preferred Stock will accrue a dividend at a 10% annualized rate. The accrued dividend is payable in common stock at each conversion at the same price of conversion as above. The Company does not pay a dividend on the shares of its common stock or the shares of its Preferred Series A stock, and will not be able to pay any dividend on these securities while any shares of the Series C Preferred stock remain unconverted. The shares of Series C Preferred Stock and the shares of common stock underlying the Series C Preferred Stock and the dividend earned on it were offered pursuant to an effective shelf registration statement. The Series C Preferred Stock does not have any voting rights except as set forth in the Certificate of Designation, as amended, creating the stock. Midtown Partners & Co., LLC, acted as the placement agent for this transaction. Midtown received a cash placement fee of 6%. A shelf registration statement relating to the shares of common stock underlying the shares of preferred stock issued in the offering has been filed with the Securities and Exchange Commission (the “SEC”) and has been declared effective. A prospectus supplement relating to the current transaction has been filed by NanoViricides with the SEC. The Series C Preferred stock limits the conversion based on the dollar volume in the market thus limiting dilution to our shareholders.

On December 21, 2012, the Company received the final tranche of $2.5M from the total of $5M Seaside financing of June 28, 2012. The Company received $2.5M upon closing, with a net of approximately $2.32M after deducting brokerage commission and expenses. Seaside purchased the final 2,500 shares of NanoViricides Series C Preferred Stock at the purchase price of $1,000 per share for an aggregate purchase price of $2,500,000. A certain number of the preferred C shares will convert to common stock automatically every 14 days. The amount of common stock issued at each conversion will be equal to 15% of the average volume of common stock traded in the previous two weeks, plus common stock resulting from conversion of accrued dividend (see below). There were no warrants associated with this transaction. The first conversion of Series C Preferred shares to common stock took place on Friday, December 21, 2012. Additional conversions will follow every fourteen days. The Series C Preferred Stock is convertible into a number of shares of the Company’s common stock every two weeks. Of the shares purchased, a certain number of shares of the Series C Preferred Stock will be automatically converted into a certain amount of common stock every two weeks beginning December 21, 2012. The amount of common stock to be issued is calculated as 15% of the average trading volume of the Company‘s shares in the previous 10 days of trading. The conversion price of the common stock at the conversion is calculated as the lesser of (i) the ten-day daily volume weighted average of actual trading prices (“VWAP”) of the common stock multiplied by 0.85; or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. The total dollar amount of common stock converted is divided by the $1,000 purchase price of the Preferred Series C shares to arrive at the number of series C shares converted. In addition, the unconverted shares of the Series C Preferred Stock will accrue a dividend at a 10% annualized rate. The accrued dividend is payable in common stock at each conversion at the same price of conversion as above. The Company does not pay a dividend on the shares of its common stock or the shares of its Preferred Series A stock, and will not be able to pay any dividend on these securities while any shares of the Series C Preferred stock remain unconverted. The shares of Series C Preferred Stock and the shares of common stock underlying the Series C Preferred Stock and the dividend earned on it were offered pursuant to an effective shelf registration statement. The Series C Preferred Stock does not have any voting rights except as set forth in the Certificate of Designation, as amended, creating the stock.Midtown Partners & Co., LLC, acted as the placement agent for this transaction. Midtown received a cash placement fee of 6% and an expense reimbursement for legal and other expenses of $15,000.A shelf registration statement relating to the shares of common stock underlying the shares of preferred stock issued in the offering has been filed with the Securities and Exchange Commission (the “SEC”) and has been declared effective. A prospectus supplement relating to the current transaction has been filed by NanoViricides with the SEC.

To date, the investor firm Seaside 88, LP, has invested $25M into our Company, drawing down from our “Universal Form S-3 Shelf Registration” which has been effective since April 29, 2010. This financing vehicle has enabled us to keep dilution to existing shareholders to a minimum.

On February 1, 2013, the Company raised $6M from four equity investors in our Series B Debentures offering. The investors included three prior investors (family offices) and a charitable foundation. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a., an additional interest payable in restricted common stock of 0.33, 0.33, and 0.34 shares in year 1, 2, and 3 respectively, and an additional interest of 0.33 warrants to be issued in the fourth year, per $1 of principal. The warrants are priced at $1 (pre-split) and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $1 per pre-split share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act. The Offering was conducted directly by the Company without the use of a placement agent. Accordingly, no placement agent fees or other commissions were paid by the Company in connection with the Offering. A current report “Form 8-K” has been filed with the SEC.

On February 21, 2013, the Company redeemed the remaining outstanding Series C Preferred shares held by Seaside 88 LLC and paid a total $2,014,921. This amount included the unconverted value of the Series C Preferred shares outstanding, dividend then due and a redemption fee.

With these successful financing efforts, and our continued low rate of expenditure, the Company estimates that it now has cash in hand sufficient for at least two years of further R&D and operating expenses. In addition, the Company has successfully achieved the goal of securing a building for a new lab facility and cGMP capability without any capital expenditures. We thus ended the financial year in a better financial position than the last year. This new financial strength has enabled us to move forward in our drug development programs. We are now tackling the major challenge of cGMP manufacturing capability. Our FluCide program is rapidly moving towards the Investigational New Drug (“IND”) filing stage. We believe that our other programs are also progressing successfully towards the regulatory submissions goal.

Subsequent to the financial year end, on September 10, 2013, the Company raised approximately $10.3 Million in a registered direct offering to accredited investors and certain institutional investors. The Company received approximately $9.66 Million in proceeds after deducting approximately $670 thousand for broker commissions and attorney fees. The Company executed the said registered direct offering to accredited family funds and investors and to institutional investors immediately following a reverse split of the stock at a 1 to 3.5 ratio that became effective on Tuesday, September 10th. Each unit of this registered direct offering consists of one share of (post-split) common stock and one 5-year warrant. The warrants have an exercise price of $5.25 per share. The units were offered by Nanoviricides pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission dated October 26, 2012. Midtown Partners & Co., LLC and Chardan Capital Markets, LLC served as the exclusive placement agents for the transaction. The closing of this placement took place on Friday, September 13, 2013, subject to the satisfaction of customary closing conditions. The pricing of the unit was based on a 20% discount to the 20-day VWAP (volume-weighted average price) of the Company’s common stock. Based on similar recent transactions, the Company determined that this was a fair pricing policy and adopted the pricing. In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) representing two percent of the Shares and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626) which was declared effective by the SEC on December 21, 2012.

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

On September 10, 2013, the Company adopted a uniform reverse split of its securities in a 3.5 to 1 ratio, reducing its authorized common stock to 85,714,287 shares at $0.001 par value, in order to satisfy the share price listing requirements of US National exchanges. On Wednesday, September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange MKT (NYSE MKT) under the same symbol, namely “NNVC”.

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

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $38,299,783 at June 30, 2013. For the year ended June 30, 2013, the Company had a net loss of $8,875,667 Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The Company currently has no long term debt excluding the Series B Convertible Debentures in the amount of $6M as described earlier.

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

The Company currently has several drug development programs. Our drug development programs with large commercial interest include (1) an injectable drug for hospitalized patients with Influenza, (2) an oral drug for outpatients with Influenza (3) HIV, (4) Topical Eye Drops for viral diseases of the external eye, (5) Herpes “cold sores” and genital Herpes, and (6) Dengue viruses. In addition, the Company believes that, as the holder of potentially paradigm-shifting antiviral drug development technologies, it has a social responsibility to develop drugs against diseases affecting large segments of worldwide populations. In our Social Responsibility programs, we are developing drugs against Neglected Tropical Diseases (NTDs) caused by viruses such as Dengue viruses and Rabies. The Company also has BioSecurity programs that include drug development against hemorrhagic fever viruses such as Ebola/Marburg, and a unique technology that we call “ADIF™” to combat natural or bioterrorism attacks by novel viruses as happened with SARS and may happen with engineered viruses. The Company plans to perform its NTD and BioSecurity R&D and drug development in collaboration with Institutes of renown and with public funding, in order to minimize the strain on our resources. The Company believes that this work provides direct benefits to our commercially important programs. The Company will continue its efforts to obtain federal financing for development of these technologies. However, the Company may not be successful in obtaining such financing. The Company has limited resources and its ability to work on such projects that are deemed of low commercial value is very limited.

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

In addition, this year we have signed an agreement with the Biologics Consulting Group (BCG), Alexandria, Virginia, to help us with the US FDA applications processes, and with the development of applications as well as drug development programs, as needed. We have also signed an agreement with Australian Biologics Pty, Ltd. to help us with the regulatory processes in Australia.

We have additional collaborations in the process of formalization. In particular, we have signed a Non-Disclosure Agreement with Public Health England (PHE), the British government’s equivalent of the U.S. Centers for Disease Control, in July 2013. The agreement will allow the scientists at Public Health England to develop a specific proposal for the testing of different nanoviricides, such as FluCide™, against viruses of “mutual interest” to both organizations. More specifically, the first two viruses of mutual interest are H7N9, the influenza virus now circulating in China as well as the latest version of the coronavirus, now circulating in the Middle East. It is now referred to as the MERS virus. This virus is similar to the SARS virus that infected 8000 people and killed approximately 800 people 10 years ago. Both H7N9 and the MERS CoV (coronavirus) have extremely high case fatality rates. Testing of nanoviricide antiviral drug candidates is expected to be performed in a BSL3/4 facility at PHE. BSL3/4 facilities are designed to contain and enable the safe handling of organisms that can pose a significant threat to health.. We anticipate that this agreement will further evolve into a collaborative agreement.

We have also signed a Non-Disclosure Agreement with the Lovelace Respiratory Research Institute, Albuquerque, NM. The Company intends to enter into a Master Services Agreement with LRRI for the IND-enabling efficacy studies of both its broad-spectrum injectable and oral FluCide® drug candidates. These studies are expected to employ multiple unrelated subtypes and strains of Influenza A, including the novel H7N9 strain, the subtype which is currently circulating in China. The Company has already shown that the injectable and oral FluCide drug candidates are substantially more effective than oseltamivir (Tamiflu®) in controlling influenza A virus infections in a highly lethal animal model using two unrelated subtypes of influenza A, namely H1N1 and H3N2. In addition to FluCide, LRRI is also expected to evaluate the Company’s anti-MERS drug candidates in cell culture and animal models when available. The NDA enables the scientists at the Company and LRRI to exchange confidential and proprietary information in preparation.

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

We have developed lead drug candidates against a number of viral diseases. Proof-of-principle efficacy studies in animals have been conducted successfully in many of these. We have declared a clinical candidate for influenza, the injectable NV-INF-1, We have also developed an orally active form of this anti-influenza drug candidate.

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

Antibodies are a major defense of humans and animals against viruses. After a person is infected by a particular virus, he/she develops antibodies against the virus. The infection is fully controlled after a strong antibody response develops. Subsequent exposure to the same virus does not cause disease, because the appropriate memory cells are activated into producing the correct antibody. However, antibodies by themselves do not destroy a virus particle. After a few antibodies bind to a virus particle, several processes must take place that eventually lead to destruction of the virus particle. Many viruses have developed ways of dysregulating this complex immune response cascade.

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

It is well known that every virus retains its ability to bind to the same features on the cell surface at the same site on the cellular receptor, despite all evolutionary/spontaneous changes that it constantly undergoes such as mutations, re-assortments, recombinations, etc.,. In designing a nanoviricide, we pay particular attention to the design and selection of a ligand. We generally choose a ligand that mimics the cell surface features to which all virus strains of a particular virus are known to bind. We therefore believe that a resistant viral strain against a nanoviricide would be far less likely to occur than resistance development against any other antiviral agent strategy. If, however, such resistance does occur, a new nanoviricide can be developed by changing the ligand appropriately.

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

The Company does not claim to be creating a cure for viral diseases. The Company's objectives are to create the best possible anti-viral nanoviricides and then subject these compounds to rigorous laboratory and animal testing towards US FDA and international regulatory approvals. Our long-term research efforts are aimed at augmenting the nanoviricides that we currently have in development with additional therapeutic agents to produce further improved anti-viral agents in the future. We believe that many viral infections that are at present untreatable or uncurable would be curable using such an advanced approach.

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

We currently have, in early, active development, products against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), common seasonal human Influenzas ((1) and injectable drug for hospitalized patients, and (2) an oral drug for the rest of the patients), (3) HIV (4) Eye drops against viral diseases of the eye such as conjunctivitis and keratitis, (5) Herpes virus cold sores and genital Herpes, and (6) Dengue viruses. In addition, we have research programs against the novel MERS CoV virus, Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers. We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

The total market size of drugs for the programs in which we already have lead drug candidates are estimated to be over $40B in 2013. If we are successful in developing an oral anti-influenza drug that has a significant effectiveness in combatting influenza in humans, we believe that this market size will be substantially greater. It is well known in the medical field that when an effective drug is introduced against a disease, the total market size related to that disease expands significantly, usually into billions of dollars to tens of billions, depending upon the prevalence of the disease and other factors.

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

One Influenza Drug Against All Influenzas: “H1N1 Swine Flu”, Common Influenzas, High Path Avian Influenzas, Bird Flu, Epidemic and Pandemic Influenzas

Our FluCide(™) program lead drug candidates, both the Injectable FluCide, and the Oral FluCide, have shown efficacies animals that far exceed that of known drugs such as Oseltamivir (Tamiflu®, Roche) against common influenza in an animal model. Previously, we had planned on developing different drugs for different types influenza infections based on severity. However, we have now consolidated our strategy to develop broadly active, yet highly effective, pan-influenza FluCide drugs. This became feasible because of the significant improvements in efficacy that we were able achieve in optimizing our FluCide drug candidates. Both our Injectable and Oral FluCide are expected to be highly active against substantially all influenzas, including highly pathogenic strains such as H5N1, the novel H1N1/2009 Mexico/California “Swine Flu” epidemic strain, H3N2, H7N, and H9N among others. We are currently developing a single drug for all influenzas, whether pandemic, epidemic, seasonal, novel, emerging, human, swine, or avian. We are developing an orally available form of FluCide for out-patients. In addition, we are developing a sterile concentrated solution that is suitable for “piggy-back” infusion for the treatment of hospitalized patients with influenza or influenza-like-illness. We have declared a clinical candidate for influenzas.

Recently, with additional SAR (structure-activity-relationship) studies, we have been able to develop influenza virus binding ligands that are expected to be superior to the ones we employed previously. The new ligands are designed to be closer mimics of the sialic acid receptors (than the previously employed ones), yet capable of binding to influenza virus hemagglutinin (and neuraminidase) proteins that use either the “avian” or the “human” types of sialic acid receptors. Pigs are known to be a “mixing vessel” species, exhibiting both avian and human types of sialic acid receptors, and thereby re-assortment (mixing) of genetic material from influenza strains, subtypes, or types, with different host specificities can occur readily in pigs. We are actively seeking partnerships, collaborations and government funding for our anti-influenza drug program.

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

On May 13, 2010, the Company announced that it had entered into a Research and Development Agreement with Professor Ken Rosenthal Lab at NEOUCOM (now NEOMED). Professor Rosenthal has developed in vitro or cell culture based tests for identifying the effectiveness of antiviral agents against HSV. He has also developed a skin lesion mouse model for HSV infection. Dr. Rosenthal has been involved in the evaluation of HSV vaccines as well as anti-HSV drugs. His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression. This model has been shown to provide highly uniform and reproducible results. A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model. This uniformity makes it an ideal model for comparative testing of various drug candidates. Dr. Rosenthal is a professor of microbiology, immunology and biochemistry at Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOUCOM). He is a leading researcher in the field of herpes viruses. His research interests encompass several aspects of how herpes simplex virus (HSV) interacts with the host to cause disease. His research has addressed how HSV infects skin cells and examined viral properties that facilitate its virulence and ability to cause encephalitis. In addition, Dr. Rosenthal has also been studying a viral protein that makes the HSV more virulent by helping the virus to take over the cellular machinery to make copies of its various parts, assemble these parts together into virus particles and release the virus to infect other cells. He is also researching how the human host immune response works against HSV for the development of protective and therapeutic vaccines.

On August 16, 2010, the Company reported that its anti-Herpes drug candidates demonstrated significant efficacy in the recently completed cell culture studies in Dr. Rosenthal Lab at NEOUCOM (now NEOMED). Several of the anti-Herpes nanoviricides® demonstrated a dose-dependent maximal inhibition of Herpes virus infectivity in a cell culture model. Almost complete inhibition of the virus production was observed at clinically usable concentrations. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1). H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains. The H129 strain will be used in subsequent animal testing of nanoviricides.

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

We are currently focused on advancing our Injectable FluCide as a pan-Influenza drug for hospitalized patients towards an IND filing and then into human clinical trials. We believe that we have sufficient cash in hand, with the September 2013 financing, to complete Phase I and Phase II human clinical trials for this drug candidate, based on cost estimates we have obtained from certain contract laboratories that perform the necessary studies.

We believe that the Oral FluCide IND development will follow the Injectable FluCide.

In the USA, Emergency Use Authorization for a particular drug can occur under circumstances such as an Epidemic or Pandemic of Influenza under certain conditions after an IND has been filed, prior to a full FDA approval. We are not at the stage of submitting the necessary applications to the FDA as yet.

In addition, with the designation as an Orphan Drug against Dengue by the US FDA, we are now giving high priority to the DengueCide drug development program. This orphan drug designation qualifies NanoViricides for certain tax credits and marketing incentives under the Orphan Drug Act. In addition, the Company will qualify for the waiver of certain FDA fees when it files the New Drug Application (NDA) for DengueCide with the FDA. Further, the Company will also be eligible for a “Priority Review Voucher” (PRV) from the US FDA when the Company files a NDA for DengueCide. If the Company receives a Priority Review Voucher, it can be applied to accelerate the review of another one of our own drugs or it can be sold to another pharmaceutical company for a consideration. Priority review means that the FDA aims to render a decision on the NDA in 6 months. In contrast, the FDA aims to complete a standard review in about 10 months, and it often takes even longer. The estimated economic value of a PRV depends upon the drug class, and could be as high as a few hundred million dollars, according to Duke economists (Ridley et al. 2006; Grabowski et al. 2009). (https://faculty.fuqua.duke.edu/~dbr1/voucher/). The Company has already filed a letter of intent as required for filing of an orphan drug designation application for DengueCide with the European Medicines Agency (EMA). A committee has already been established by the EMA to perform the evaluation. The criteria employed for orphan drug designation at the EMA are somewhat different from those employed by the US FDA. The benefits of an EMA orphan drug designation are different from those of the US FDA orphan designation. There is no guarantee that the Company will receive an orphan designation for DengueCide under the EMA. The Company engaged the consulting firm Coté Orphan Consulting (COC), headed by Dr. Tim Coté, to assist with our DengueCide orphan drug applications to both the US FDA and the EMA.

Our HerpeCide drug development program is progressing satisfactorily. We are currently optimizing the anti-viral ligands against Herpes family of viruses.

Our development against the viral diseases of the eye is also progressing well. We decided to develop an ultra-broad-spectrum nanoviricide that would work against most viral diseases of the eye. Almost all of the viral diseases of the eye are caused primarily by certain adenoviruses and certain herpesviruses (including cytomegalovirus). If successful, such a nanoviricide would eliminate the need for testing which class of virus is responsible for the disease. This would allow doctors to treat the patient with the nanoviricide drug at an earlier time point. Early treatment is known to be very important for antiviral approaches.

Our HIVCide program is the most expensive drug development program. We continue to make progress in small steps in this program, with our limited resources. We believe that we will be able to accelerate our HIVCide development when we obtain appropriate levels of funding for this project, possibly through licensing arrangements.

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

We are developing nanoviricides for different routes of administration, choosing the best option based on a viral disease pathology. Thus, we are developing eye drop formulation for the viral diseases of the external eye. We are developing skin cream and gel formulations for topical application of nanoviricides against oral and genital herpes. All other drugs candidates including FluCide and HIVCide are currently being developed as injectables. We are developing an oral form of FluCide as well. We believe that it will be possible in the future to develop aerosols for influenza and nasal sprays for common colds and similar diseases. This is possible because nanoviricides have been designed so that they can be formulated in many different ways.

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

We believe our data clearly indicate that our FlucideTM drug candidates are substantially superior to Tamiflu (Oseltamivir). It is reasonable to assume that FluCide would be substantially superior to zanamivir and peramivir as well, given that these drugs are known to have efficacies similar to oseltamivir.

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

Development costs charged by TheraCour Pharma, Inc. for the year ended June 30, 2013, 2012 and 2011 were $1,988,046, $2,965,030 and $1,250,901 respectively, and $8,605,050 since inception. As of June 30, 2013, pursuant to its license agreement, the Company has paid a security advance of $546,783 to and held by TheraCour Pharma, Inc., which is reflected in prepaid expenses.

No royalties are due TheraCour from the Company’s inception through June 30, 2013.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 21.44% of the Common Stock of the Company.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s outstanding Common Stock and 7,000,000 shares of the Company’s Series A Convertible Preferred Stock, on a pre-reverse-split basis, as of June 30, 2013, corresponding to 9,531,429 shares of common stock and 2,000,000 shares of the Company’s Series A Convertible Preferred Stock, on a post-reverse-split basis. The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the TheraCour® technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities.

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

Dr. Krishna Menon is the Company’s Consulting Chief Regulatory Officer, a non-executive officer position.

Since inception, lab fees charged by KARD Scientific for services to the Company total $2,896,120.

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

Products

NanoViricides, Inc. currently has no products for sale.

The following table summarizes NanoViricides active development projects as of June 30, 2013.

Table 1. Products in Development
	Project	Virus	Description	Development Stage
1	Injectable FluCide™ for hospitalized patients	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Advanced Preclinical; Pre-IND Meeting held with US FDA

2	Oral Flucide™ for outpatients	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Advanced Preclinical; Pre-IND Meeting held with US FDA

3	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical
4	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical
5	HerpeCide ™	HSV-1, HSV-2	Herpes “Cold Sores” and Genital Herpes, Topical Cream and Gel Formulations	Preclinical
6	DengueCide™	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical
7	RabiCide ™	Rabies	Anti-Rabies nanoviricide	Preclinical; Background Project
8	Nanoviricide against Ebola/Marburg	Filoviruses (Ebola, Marburg, various strains)	Broad-Spectrum nanoviricide against all strains of Ebola and Marburg filoviruses	Preclinical; Background Project
9	HepCCide ™	HCV	Anti-HCV nanoviricide	Project on hold

FluCide , is currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is a broad-spectrum anti- influenza nanoviricide. It is based on ligands that we have developed through rational drug design. These ligands are based on a well-known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces. Our broad-spectrum ligand used in FluCide is based on the sialic acid expressed by cells. Therefore, it is expected to work well against all of the influenza viruses. Since all influenza viruses, no matter what type (A, B, C), which subtype (e.g. HxNy of Influenza A), or clades, or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses must bind to our ligand. If an influenza virus escapes FluCide, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals. We are currently developing an Injectable FluCide drug for hospitalized patients, and an Oral FluCide drug for the rest of the patients.

HIVCide , is our first announced drug project against HIV-I. Our first HIV drug to be developed is a targeted nanoviricide against HIV and is engineered with specific recognition ligands that allow multiple-point binding to inactivate HIV virus in the bloodstream.

Nanoviricide Eye Drops - We undertook a new project last year and have already designed a ligand, made a nanoviricide drug, and completed successful animal studies that indicate significant preliminary efficacy and safety of a drug candidate against the severe pink eye disease caused by adenoviruses called epidemic kerato-conjunctivitis. This year, we expanded the indication to include HSV, another cause of viral eye diseases. We designed new broad-spectrum ligands expected to be active against all HSV types and strains, as well as retaining the previously observed activity features against adenoviruses and created new nanoviricide drug candidates. We have already tested these against HSV in cell cultures. Animal model studies against Herpes Keratitis are anticipated after we improve the anti-HSV activity of the drug candidates.

HerpeCide - We are currently optimizing the anti-HSV ligands in cell culture studies. We believe we will be able to successfully advance the optimized drug candidates into animal studies against HSV. HerpeCide is being developed as skin cream or gel formulation for the treatment of oral and genital herpes lesions.

DengueCide - We obtained an orphan drug designation from the US FDA for our lead drug candidate in this program. We now plan on engaging into full pre-clinical development program for this drug candidate.

RabiCide , a nanoviricide against Rabies finished its first set of animal studies in the first quarter of 2007 in Vietnam. The candidate ligands for this nanoviricide were designed by the Company using publicly available information regarding the interaction of the rabies virus with cells. The Company has slowed down its development programs in NTDs and BioDefense areas since the economic crisis in order to conserve resources.

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

Development Stage of Products

Our Influenza program is the most advanced and we have engaged into advanced pre-clinical development activities after obtaining valuable advice from the US FDA in a pre-IND meeting held in March, 2012. We will need cGMP drug product for filing an IND and conducting clinical trials in the future. [cGMP = current Good Manufacturing Practices]. We are aggressively working on developing cGMP capability for our nanoviricides drug product lines.

All of the other products are in various stages of pre-clinical development. The Company believes that the anti-influenza drugs will advance into second stage of preclinical studies, known as “Tox Package” studies, as soon as the significantly large amounts of materials needed can be made. The excellent safety of our anti-influenza drug candidates observed in our animal efficacy studies led to very high levels of estimated drug requirements for the tox package studies. The Company believes that our anti-influenza drug candidates, anti-Dengue drug candidate, anti-HIV drug candidates, anti-viral eye drops drug candidates, as well as anti-HSV drug candidates, have all produced substantial positive results and should be developed further towards the goal of filing appropriate IND applications. All of our developments are subject to availability of appropriate levels of financing.

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

Manufacturing of Drugs

Subsequent to our fiscal year ended June 30, 2013, we have initiated lease discussions with Inno-Haven, LLC, a special purpose company formed for the purpose of real estate acquisition and improvements, which has acquired a light industrial building in Shelton, CT. Inno-Haven is controlled by Dr. Anil R. Diwan. The financing for this acquisition was raised by Dr. Diwan through his personal funds, borrowings, other private investors, and partially through the sale of NanoViricides stock that he has acquired as a founder of NanoViricides, Inc. in accordance with a 10b5-1 trading plan. Inno-Haven is expected to perform improvements to the facility to enable modern laboratory space and cGMP facilities for the manufacture of the Nanoviricides’ drug candidates. Subsequently, Inno-Haven has raised substantial capital financings that we expect will enable Inno-Haven to complete the project in a timely manner. NanoViricides, Inc. expects to lease the facilities from Inno-Haven, and has signed a Memorandum of Understanding (MOU) to that effect with Inno-Haven, LLC. No lease agreement has been signed to date.

The Company intends to manufacture Injectable and Oral FluCide, HIVCide, Nanoviricide Eye Drops, HerpeCide, DengueCide, RabiCide as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned or leased by the Company. In the event that we cannot secure funding that allows us to establish the necessary facilities to manufacture such drugs, we plan to subcontract with third party facilities that have the appropriate capabilities and regulatory licenses to manufacture our drugs and materials on a commercial scale.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $1,988,046 and $2,965,030 and $1,250,901for the years ended June 30, 2013, 2012, and 2011, respectively and $8,605,050 since inception through June 30, 2013. No royalties are due or have been paid from inception through June 30, 2013.

TheraCour Pharma, Inc. owns 9,531,429 shares (as adjusted) of the Company’s issued and outstanding shares of common stock and 2,000,000 shares (as adjusted) of our Series A Convertible Preferred Stock as of June 30, 2013. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately seventy percent (70%) of the outstanding capital of TheraCour Pharma., Inc.

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

The Company believes that the drugs by themselves, Injectable FluCide, Oral FluCide, DengueCide, HivCide, Nanoviricide Eye Drops, HerpeCide, RabiCide, and others, may be eligible for patent protection. The Company plans on filing patent applications for protecting these drugs when we have definitive results from in-vitro or in-vivo studies that enable further drug development and IND application filing.

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

To date approximately 20 patents have been issued worldwide based on these two PCT applications. Many more are expected to issue. Prosecution in other countries and regions is ongoing.

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

Subsequent to the reporting period, the Company’s stock was listed on the NYSE MKT (A US national exchange) on September 25, 2013. The NYSE MKT Exchange requires additional corporate governance, financial and reporting requirements.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2013, we had a cash and cash equivalent balance of $13,923,245. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,299,783 at June 30, 2013. Such losses are expected to continue for the foreseeable future. As a result of recent financing, the Company estimates that it has sufficient cash to support current operations through the next two years, i.e. through June, 2015.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2013, we have a cash and cash equivalent balance of $13,923,245 which combined with the proceeds raised in the offering of $10.33 million after the close of the Company’s year-end, will be sufficient to fund our operations for the next twenty four months at our budgeted rate of expenditures.

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

Until the formation of NanoViricide, Inc. (the Company's predecessor prior to the reverse merger in 2005) our management and key personnel had no experience in pharmaceutical drug development and, consequently, may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

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

We have expended $28,804,060 on research and development from inception through June 30, 2013.

We have an R&D and other costs budget of approximately $5,000,000 for the next 12 months. In the last three years we have established lead compounds against a number of viral diseases and completed proof of principle studies against a number of viral diseases. We now have lead drug compounds against all Influenzas, HIV, Viral diseases of the Eye, Oral and Genital Herpes, and Dengue viruses. We are currently working on identifying and establishing collaborations with pharmaceutical companies as well as government institutions for the purpose of co- development of these products. Notwithstanding these efforts, we will continue the development of these drugs, as well as our other drug development endeavors that include Rabies, Dengue viruses, and Ebola/Marburg viruses.

We currently have sufficient funds on hand to take a drug candidate into human clinical trials. We believe we will be pursuing Injectable FlucideTM as our first drug candidate for an IND and initiating human clinical trials. Beyond this development, we estimate that we may need approximately an additional $10M to $15M for human development of the Oral Fluicide and Denguecide drug candidates towards IND filing over the next 36-48 months. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file the additional IND applications..

The Company will be unable to proceed with its business plan beyond June 30, 2015, without obtaining additional financing of approximately $10-15 million to support its budgeted Research and Development and other costs.

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

We have no experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the Food and Drug Administration (“FDA”). The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale.

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

Our ability to develop, manufacture and sell the products the Company plans to develop is derived from our “Material Licensing Agreement” with TheraCour Pharma Inc. (“TheraCour”). While we hold the license in perpetuity, the Agreement may be terminated by TheraCour as a result of: the insolvency or bankruptcy proceedings by or against the Company, a general assignment by the Company to is creditors, the dissolution of the Company, cessation by the Company of business operations for ninety (90) days or more or the commencement by the Company or an affiliate to challenge or invalidate the issued patents.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $8,605,050 since inception through June 30, 2013. No royalties are due to TheraCour from the Company’s inception through June 30, 2013.

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

We currently depend upon the efforts and abilities of our management team. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of key-person life insurance for all of our key personnel.

The Company believes that its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board, are critical to the success of the Company. The Company is a limited beneficiary of a certain amount of key man insurance for these two executive officers that the Company maintains. However there can be no assurances that the amount of the key man insurance coverage would be sufficient to provide replacement of these key officers for continuing the Company’s operations in a timely manner, should such an event arise.

The Company also maintains a limited amount of Directors and Officers Liability insurance coverage to protect all of its directors and executive officers taken together. There can be no assurance that this D&O coverage will be sufficient to cover the costs of the events that may lead to its invocation, in which case, there could be a substantial impact on the Company’s ability to continue operations, should such an unforeseen event occur.

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

As additional compensation under the employment agreements, the Company issued 71,429 (as adjusted) shares of the Company’s Series A Convertible Preferred Stock and shall issue an additional 71,429 (as adjusted) shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development. The employment agreement provides for a term of four years with a base salary of $150,000. In addition, the Company issued 26,786 (as adjusted) shares of Series A Convertible Preferred Stock and 35,715 (as adjusted) shares of common stock, and will issue an additional 26,786 (as adjusted) shares of Series A Convertible Preferred Stock and 35,715 (as adjusted) shares of common stock on each anniversary date of the agreement.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer. The employment agreement provides for a term of four years with a base salary of $150,000. In addition, the Company issued 35,715 (as adjusted) shares of common stock, and will issue an additional 35,715 (as adjusted) shares of common stock on each anniversary date of the agreement.

There are conflicts of interest among our officers, directors and stockholders.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc. which owns approximately twenty-one and forty four one hundredths percent (21.44%) of our Common Stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

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

At the present many governments have already stockpiled influenza medicines for H5N1. We cannot predict with certainty the size of the market, if any for all of the antiviral drugs that the governments may want to stockpile. Consequently, we cannot predict whether sales, if any, to governments will be sufficient to fund our business plan and commence revenue-generating operations.

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

We have recently completed preliminary animal studies against HIV that have resulted in the finding that certain of our drug candidates were superior to the oral HAART cocktail in SCID-hu Thy/Liv humanized mice lethally infected with HIV-I. We thus believe that we have a very strong lead drug identified against HIV. There are several companies with anti-HIV drugs in the market. A new drug, maraviroc from Pfizer has recently been approved, which falls in a new class called CCR5-blockers. Prior to this, two new drugs in a new class called Integrase Inhibitors have been approved. A drug in the class called Entry & Fusion Inhibitors, enfuvirtide, (FuzeonTM, Roche) has also been available. Additionally, the classical drugs, NRTI’s, NNRTI’s and PI’s (protease inhibitors) are used in various combinations. A three drug combo has been approved. A four-drug combo is expected to be approved soon. The HIVCide-I nanoviricide is expected to act by a very different kind of mechanism, defining a new class of drugs, that is complementary to the existing classes of anti-HIV drugs.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

If we do not meet the continued listing standards of the NYSE MKT our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

As of September 25, 2013, our common stock is listed on the NYSE MKT, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share” or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE MKT may issue another non-compliance letter or initiate delisting proceedings.

If our securities are delisted from trading on the NYSE MKT and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

•	a limited availability of market quotations for our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage for us; and
•	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Our Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or might eliminate our profitability.

Our Company is required to file periodic reports with the Commission pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to Commission enforcement proceedings.

As currently required under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2012. Based on its evaluation, the Company concluded that its internal controls over financial reporting were not effective to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Commission. The material weakness relates to a lack of a functioning audit committee and a lack of outside directors on the Company’s Board. The report of our independent registered public accounting firm for the period ending June 30, 2012 indicated that our internal control over financial reporting was not effective as of June 30, 2012. We expect to continue to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing, and remediation required to comply with the management certification and auditor attestation requirements.

If we continue to fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to the Commission’s enforcement proceedings.

Our Common Stock may be considered a “penny stock” and may be difficult to sell.

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our Common Stock has fluctuated greatly. If, the market price of the Common Stock is less than $5.00 per share it therefore may be designated as a “penny stock” according to Commission rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

The price of our common stock, as quoted on the NYSE MKT may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

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

There is a risk of market fraud.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

As of September 25, 2013, our common stock is listed on the NYSE MKT national exchange. However, shareholders should be aware that the occurrence of the above-mentioned patterns and practices cannot be entirely precluded and that the occurrence of these patterns or practices could increase the volatility of our share price.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At June 30, 2013, shareholders of the Company had 15,497,951 shares (as adjusted) of restricted stock, or 33% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

We may issue additional equity shares to fund the Company’s operational requirements, which would dilute share ownership.

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

The Company is authorized to issue up to 85,714,286 total shares of Common Stock on a post-split basis without additional approval by shareholders. As of June 30, 2013, we had 47,026,173of common stock outstanding, and warrants and options convertible to 3,936,271 shares of common stock outstanding.

Because our common stock is quoted only on the OTC Bulletin Board, your ability to sell your shares in the secondary trading market may be limited.

Our common stock was quoted on the OTC Bulletin Board until September 24, 2013. Our common stock is quoted only on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange.

As of September 25, 2013, our common stock is listed on the NYSE MKT national exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2013, 15,497,951 of 47,026,173 issued and outstanding shares (as adjusted) of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 2,714,465 shares of our restricted shares of common stock (as adjusted) are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES

Description of Property

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $7,311. Commencing September 1, 2008, the Company rented additional storage space and the base monthly rent increased to $8,695. The lease expired on February 28, 2011, and the Company has continued to occupy the space on a month to month basis.

We subcontract the laboratory research and development work to TheraCour Pharma, Inc., which has a 5,000 square foot laboratory in the same building. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

The Company signed a Memorandum of Understanding with Inno-Haven, LLC to lease cGMP manufacturing facilities and associated R&D Laboratory facilities from Inno-Haven when it completes the total renovation of the building at 1 Controls Drive in Shelton, CT, to meet our requirements. Inno-Haven is controlled by Dr. Anil R. Diwan, our founder. Dr. Diwan has raised the initial funding for the purchase of the building and its maintenance and repairs through the sale of NanoViricides stock he obtained as a founder, under a 10b5-1 plan that was concluded in 2011, plus additional financing and personal loans obtained from his friends and associates. Inno-Haven has raised substantial additional capital from high net worth private individuals, and anticipates that it will have the full financing for this capital intensive total renovation project shortly. The project is in construction phase, and is expected to be completed in the first calendar quarter of 2014. The manufacturing portion of the facility will eventually have to be registered under the US FDA as a cGMP drug substance manufacturing facility. This will be necessary before cGMP drug substance for human clinical trials can be made in this facility. Internationally, several countries require only a “c-GMP-like” material for human clinical trials, which can be produced in the facility even prior to FDA registration provided that the cGMP facilities and processes are in place, validated, and effective.

ITEM 3: LEGAL PROCEEDINGS.

 Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. (Case No. A-12-659535-B)

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company will be required to Answer the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company intends to vigorously defend this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

Yidam, Ltd. v. Anil Diwan, Eugene Seymour and Nanoviricides, Inc. (Case No. 1:13-CV-01777).

The Company has been advised that a Shareholder Derivative complaint had been filed in the United States District Court for the District of Colorado on or about July 15, 2013 by the same Plaintiff that has filed the repetitive complaints in the Nevada action as set forth in the preceding paragraph (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc.).  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default has been filed against the Company, which the Company anticipates will be vacated shortly. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and, if served, the Company intends to defend this action vigorously. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock commenced trading on the NYSE MKT on September 25, 2013 under the symbol “NNVC”. The Company’s Common Stock, after the Company became a publicly traded company in May 2005, was initially traded on the Pink Sheets under the symbol NNVC and from June 29, 2007, through September 24, 2013, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years adjusted for the Company’s 3.5 for reverse split which was effective on September 10, 2013. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company's common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company's common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

June 30, 2013	$1.89	$2.66
March 31, 2013	$1.12	$2.73
December 31, 2012	$1.58	$2.38
September 30, 2012	$1.58	$2.80
June 30, 2012	$1.96	$2.98
March 31, 2012	$1.87	$3.32
December 31, 2011	$1.87	$3.61
September 30, 2011	$3.26	$5.15

Number of Shareholders.

As of June 30, 2013, a total of 47,026,173 of the Company’s common stock (shares) (as adjusted) are outstanding and held by approximately 208 shareholders of record of our common stock. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 31,528,222 shares (as adjusted) are unrestricted. Approximately 2,714,465w shares are restricted securities held by non-affiliates, and the remaining 12,783.486 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2013, there were 3,400,556 warrants and 535,714 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended June 30, 2013, 2012, and 2011, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

For the year ended June 30, 2013, the Company's Board of Directors authorized the issuance of 42,979 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $84,960.

For the year ended June 30, 2013, the Company's Board of Directors authorized the issuance of 8,520 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $18,750.

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

On February 1, 2013, the Registrant consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Company did not utilize an underwriter or a placement agent for this offering.

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

For the six months ended December 31, 2012, the Company's Board of Directors authorized the issuance of 9,032 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $5,000.

For the three months ended September 30, 2012, the Company's Board of Directors authorized the issuance of 30,931 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

In August, 2012, the SAB was granted warrants to purchase 60,000 shares of common stock at $0.68 per share expiring in August, 2016. These warrants were valued at $40,800 and recorded as consulting expense.

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

In March, 2011, the Company authorized the issuance of 593,750 shares of its Series A $0.001 par value Convertible Preferred stock with a restrictive legend pursuant to existing employment.

 All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. Some of the investors were introduced to the Company by certain Agents that we call Finders. The Company had individual agreements with the Finders regarding fees payable to them. The Company has not utilized an underwriter for an offering of its unregistered securities.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (“SEC”) (No. 333-165221), filed for the sale from time to time of up to $40 million of the Company’s securities. The registration statement became effective on April 29, 2010.  Under this Shelf Registration, as of October 26, 2012, the Company had sold shares of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and common stock for an aggregate offering price of $22,500,000, leaving a balance of unsold securities with an aggregate offering price of $17,500,000. The Company filed an additional registration statement on Form S-3 on October 26, 2012 (No. 333-184626). The Company amended the Registration Statement on December 3, 2012, to include the unsold securities of the prior registration statement in the amount of $17,500,000, so that the total amount of securities registered was equal to $57,500,000.

The following description of sales of registered securities is based on the pre-reverse-split unadjusted numbers of shares and unadjusted share prices.

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

On May 12, 2010, the Company issued 500,000 shares of its Series B in accordance with the aforementioned Agreement. The Company received $5,000,000 in consideration for the Series B. The Company recorded a placement agent fee of $400,000 and legal fees of $50,000 in association with this transaction.

On September 16, 2010, Seaside and the Company executed a Letter Agreement and Amendment (the “Letter Agreement”) regarding the purchase and sale of an additional 500,000 shares (the “Additional Shares”) of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the purchase price of $10.00 per share as originally contemplated by the Agreement.

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

On December 21, 2010, the Company issued 250,000 shares of its Series B in accordance with the aforementioned Letter Agreement and the Agreement. The Company received $2,500,000 in consideration for the Series B. The Company recorded a placement agent fee of $200,000 in association with this transaction.

On April 18, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Agreement”) with Seaside, relating to the offering and sale of 500,000 shares of the Company’s .001 par value Series B at the purchase price of $10.00 per share (the “Purchase Price”). Under the terms of the Second Agreement, 40,000 shares of Series B shall automatically convert into shares of the Company’s .001 par value common stock at the closing and every fourteenth day thereafter at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Company’s ..001 par value common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. The Second Agreement also provided that a 10% per annum dividend would accrue on all outstanding shares of Series B (the “Dividend”), to be paid on each conversion date either in cash or the Company’s .001 par value common stock. If the Company chooses to pay the said dividends in stock, each share of the Company’s .001 par value common stock would be valued at 85% of the 10-day VWAP.

On April 18, 2011, the Company issued 250,000 shares of its Series B in accord with the aforementioned Second Agreement. The Company received $2,500,000 in consideration for the Series B. The Company recorded a placement agent fee of $150,000 and legal fees of $10,000 in association with this transaction.

On November 2, 2011, the Company entered into a Securities Purchase Agreement (the “Third Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 500,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $10.00 per share (the “Purchase Price”). On November 2, 2011, Seaside purchased an initial 250,000 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Seaside purchased the remaining 250,000 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”). 40,000 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. In the event that the conversion price does not equal or exceed $0.20 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date. The conversion price per share for the Initial Closing was $.781575, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees. The conversion price per share for the Subsequent Closing was $.55777 and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Fourth Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 5,000 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 2,500 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Following the Initial Closing, Seaside will purchase the remaining 2,500 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

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

On December 21, 2012, the Company and Seaside agreed to an amendment of the Fourth Agreement (the “Amendment”) to provide that the Subsequent Closing could be consummated at any time within thirty (30) days following the date all the shares of Series C Preferred Stock sold in the Initial Closing had been converted, conditioned upon the Company’s satisfaction of conditions precedent to closing set forth in the Fourth Agreement. On December 21, 2012, the Company and Seaside consummated the Subsequent Closing whereby Seaside converted 155.6092 shares of Series C Preferred Stock into 357,259 shares of Common Stock at the conversion price of $0.43554, and the Company raised gross proceeds of $2,500,000 before estimated Offering expenses of approximately $175,000, which includes placement agent and attorneys' fees.

On February 26, 2013, the Company entered into a letter agreement with Seaside whereby the Registrant agreed to retire the remaining, unconverted 1,825.744 shares of its Series C Preferred Stock purchased by Seaside on December 21, 2012. The redemption price for the Series C Preferred Stock was $2,014,921.41 and included accrued dividends of $6,002.45 and a 10% premium. The letter agreement also terminated the Fourth Agreement and the parties agreed to release each other from any liability in connection with the Fourth Agreement or the Series C Preferred Stock. Both the Series B Preferred Stock and the Series C Preferred Stock has been fully retired and these Series have been declared as concluded as of February 26, 2013.

Subsequent to the reporting period, on September 9, 2013, after reverse-split of the Company’s securities in a 3.5 to 1 ratio as described previously, the Company entered into a Securities Purchase Agreement with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $3.50 (“Purchase Price”) per Unit, consisting of one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share. The Warrants are exercisable immediately and expire five years after issuance. The Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $668,540, which includes placement agent and attorneys’ fees. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

There is currently a balance of unsold securities under the S-3 Shelf Registration of approximately $26.7M.

Thus far, the Company has used the net proceeds of the offering for working capital. See also Item 7 Subsequent Events.

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended June 30, 2013. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Years Ended June 30,
	2013	2012	2011	2010	2009
(in thousands, except per share amounts)
Revenues:	–	–	–	–	–

Operating expenses:

Research and development	4,292,909	4,265,933,	4,155,846	3,204,885	1,733,806

General and administrative	3,207,859	1,815,816	2,273,609	1,735,066	1,085,920

Total operating expenses	7,500,768	6,081,749	6,429,455	4,939,951	2,819,726

Operating income( Loss )	(7,500,768)	(6,081,749)	(6,429,455)	(4,939,951)	(2,819,726)

Other income (expense):
Interest income	(125,564)	46,787	14,339	2,980	31,928

Change in Fair market value of securities	(1,249,335	(172,245)	(62,049)	192,763	-

Total other expense, net	(1,374,889)	(125,458)	(47,710)	195,743	31,928
Loss before income tax expense (benefit)	(8,875,667)	(6,207,207)	(6,477,165)	(4,744,208)	(2,787,798)
Income tax expense (benefit)	-	-	-	-	-
Net loss	$(8,875,667)	$(6,207,207)	$(6,477,165)	$(4,744,208)	$(2,787,798)

Net loss per share (1)	$(.19)	$(0.15)	$(0.16)	$(0.13)	$(0.08)

Weighted average shares outstanding (2)	45,892,549	42,763481	39,765,976	37,285,138	34,176,901

(1)	See note 2 to the financial statements for information concerning the computation of net loss per share.

Balance Sheets Data:

	Years Ended June 30,
	2013	2012	2011	2010	2009
(in thousands)

Cash and Cash Equivalents	$13,923,245	$14,274,985	$9,224,023	$6,955,733	$1,689,442
Working capital	598,380	314,174	332,294	501,174	430,857
Total assets	16,407,554	15,629,808	10,758,067	8,992,358	3,001,261

Long term liabilities	7,219,718	-	-	-	-
Accumulated deficit	(38,299,783)	(29,424,116)	(23,216,909)	(16,739,743)	(11,995,535)
Stockholders' equity	8,009,654	13,850,191	10,170,891	6,518,704	2,485,542

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company's Annual Report on Form 10-K for the year ended June 30, 2013. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock (See, Item 5). The Company does not currently have any long term debt, other than Series B Convertible Preferred Debentures of $6M described under the Sale of Restricted Securities. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

Subsequent Event.

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were the following reportable subsequent events to be disclosed:

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

1.	The Company filed a Certificate of Change to its Articles of Incorporation pursuant to Section 78.209 of the Nevada Revised Statutes (the “Amendment”) on September 3, 2013 to effectuate the Company’s reverse stock split on a 1 for 3.5 basis, effective September 10, 2013. The Amendment effectuated the split by simultaneously decreasing the number of the Company’s authorized and outstanding capital stock on a basis of 1 for 3.5 shares (the “Split”). Accordingly, upon effectiveness of the Split, the Company’s authorized capital stock shall consist of (i) 85,714,286 shares of Common Stock and (ii) 5,714,286 blank check preferred shares, par value $0.001 (the “Preferred Stock”), of which approximately 46,854,239 shares of Common Stock and 2,820,572 shares of Preferred Stock were outstanding.

The Registrant elected to effectuate the Split in order that the price of the Common Stock qualify for listing on a national securities exchange. The Amendment was unanimously approved by the Board of Directors so that the Common Stock would comply with such listing requirement.

2.	On September 9, 2013, subsequent to the Split, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $3.50 (“Purchase Price”) per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”) The Warrants are exercisable immediately and expire five years after issuance.

On September 12, 2013, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $668,540, which includes placement agent and attorneys’ fees.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) representing two percent of the Shares and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of six months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing.

On September 25, 2013, the Company’s Common Stock was listed and began trading on the NYSE MKT national exchange, and its trading was concomitantly terminated on OTCBB.

The Company’s Drug Pipeline

Management believes that it has achieved significant milestones in the development of a number of antiviral nanoviricide drug candidates. We now have six high efficacy lead drug candidates against five commercially important diseases, namely, All Influenza viruses ((1) Injectable FluCide for hospitalized patients, and (2) Oral FluCide for the rest of the patients), (3) HIV (HIVCide-I), (4) Nanoviricide Eye Drops for Viral Infections of the External Eye, (5) HerpeCide™, a nanoviricide against Herpes “Cold Sores” and genital herpes, and (6) DengueCide™, a designated Orphan Drug against Dengue viruses. Further, the Company has identified highly active nanoviricide drug candidates against Ebola/Marburg, and against Rabies. In addition, the Company has also established the technology feasibility for (a) broad-spectrum nanoviricides, and (b) Just-in-Time ADIF™ technology; both of which are well suited for stockpiling to defend against known as well as novel infectious diseases.

The Company has not yet performed detailed safety profile studies to be included in a “Tox Package” for submission to the FDA for any of our drug candidates. Our studies regarding safety of the various nanoviricide drug candidates to date have been preliminary and of a limited nature.

Management’s beliefs are based on results of pre-clinical cell culture studies and in vivo animal studies using small animals such as various types of specially engineered mice and rabbits, as appropriate.

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

The Company continued its organizational efforts and has signed or is in the process of obtaining several new agreements and contracts that are expected to have a significant positive impact for us in the near future. In addition, the Company has improved its anti-influenza drug candidates further. The Company has now declared a clinical candidate against influenza. The Company anticipates that this single drug will be effective against all influenza viruses. The Company is developing this drug as an Injectable FluCide for hospitalized, severely ill, patients, and as an Oral FluCide for the rest of the patients. We plan on conducting testing of these two FluCide drugs against a number of different influenza virus strains in the very near future. In addition, the Company has further optimized the ligands for use in its anti-HIV drug program, and continues to optimize the resulting nanoviricides under the HIVCide program. The Company’s DengueCide drug candidate has been designated as an Orphan Drug against Dengue by the US FDA. As a result, plan on actively undertaking its further development towards an IND. In addition, we are optimizing the anti-HSV drug candidates in the HerpeCide drug program. In addition, we are developing a nearly “universal”antiviral drug for the viral infections of the external eye, which will be informed by our EKC and HSV drug development activities. The Company is getting closer to realizing large scale production of our drug candidates as needed for the Tox Package studies of the two FluCide drugs. In addition, the Company is also getting closer to realizing a cGMP capable pilot scale manufacturing facility to enable human clinical drug substance manufacture for any of its nanoviricides drug candidates. Thus, the Company has made a significant level of progress and has achieved significant accomplishments this year.

Requirement for Additional Capital

As of June 30, 2013, we have a cash and cash equivalent balance of $13,923,245 which combined with the approximately $10.3M raised through a registered direct offering after the close of the Company’s year-end, will be sufficient to fund our currently budgeted operations for the next twenty four months.

We believe we currently have sufficient funds on hand to take a drug candidate into human clinical trials. We believe we will be pursuing injectable FlucideTM as our first drug candidate for an IND and for initiating human clinical trials. We estimate that we may need approximately an additional $10M to $15M for human clinical development of the oral FluCide and DengueCide drug candidates towards IND filing over the next 36-48 months. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file the corresponding IND applications.

Further, we anticipate incurring additional capital costs in the upcoming eighteen months to construct or obtain facilities to support an initial new drug application filing with the FDA in accordance with our business plans. The Company has arranged for enabling cGMP production of its nanoviricides for the upcoming clinical studies without incurring substantial capital costs. A separate privately held company, Inno-Haven, LLC, raised funds privately to acquire a building in Shelton, CT. Inno-Haven has raised additional funds from private sources, and expects to raise the necessary capital to perform total renovation and enable modern laboratory facilities and kg-scale pilot cGMP facility in this space.

We anticipate that we will incur the following additional expenses over the next 24 months.

1. Research and Development of $10,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza Injectable and Oral FluCide, Eye nanoviricide, HIVCide, HerpeCide, DengueCide, and Ebola/Marburg and Rabies programs, and planned costs for Phase I and Phase IIa human clinical trials of our injectable FlucideTM drug.

2. Corporate overhead of $2,000,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (“SEC”) (No. 333-165221), filed for the sale from time to time of up to $40 million of the Company’s securities. The registration statement became effective on April 29, 2010.  Under this Shelf Registration, as of October 26, 2012, the Company had sold shares of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and common stock for an aggregate offering price of $22,500,000, leaving a balance of unsold securities with an aggregate offering price of $17,500,000. The Company filed an additional registration statement on Form S-3 on October 26, 2012 (No. 333-184626). The Company amended the Registration Statement on December 3, 2012, to include the unsold securities of the prior registration statement in the amount of $17,500,000, so that the total amount of securities registered was equal to $57,500,000.

Subsequent to the reporting period, pursuant to the registered direct offering dated September 9, 2013, the Company consummated a further draw down of $10.33 corresponding to the shares issued and an additional approximately $15.5M corresponding to the warrants issued. This leaves a balance of unsold securities under the S-3 Shelf Registration of approximately $26.7M.

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

Table 3: R&D Cost Allocations
	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2013
All Influenzas: FluCide™	$1,300,000	$1,100,000	$1,000,000	$7,024,887
EKC-Cide™, other Eye Viral Infections	100,000	700,000	200,000	2,231,557
HIV-Cide™	800,000	600,000	1,000,000	4,009,409
Herpes infections	770,000	570,000	300,000	2,424,816
Dengue	267,000	267,000	300,000	1,237,290
Other (Ebola, and other projects)	100,000	100,000	200,000	2,399,668
Unallocated stock compensation	955,909	897,138	555,846	3,476,433
Total Research and development	$4,292,909	$4,234,138	$4,155,846	$22,804,060

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Table 4: Drug Development Status

Project 1	Injectable FluCide™ against All Influenzas for Hospitalized Patients
Current status	We have declared a clinical candidate for influenza, NV-INF-1. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, H7N9, H3N2, as well as 2009/H1N1 epidemic virus. We are now engaging into advanced pre-clinical drug development, or IND-enabling studies. We are currently performing synthesis scale up studies and the studies required for the Chemistry, Manufacture and Controls section of an IND application. We intend to perform Safety and Toxicology studies (“Tox Package”) when sufficient quantities become available. We also plan to perform additional animal studies as well as cell culture studies for efficacy of this drug candidate against a limited, unrelated influenza virus subtypes and strains. These studies are required for developing an Investigational New Drug (IND) application to the US FDA.

Nature, timing and estimated costs	The Company had budgeted approximately $1,500,000 for the material development, production and testing of this drug in 2012 and 2013. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $5,000,000 for the initial human clinical trials of this drug candidate. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies and the initial human clinical trials.

Anticipated completion date

Preclinical stage is expected to be completed in 12-18 months, depending upon financing. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to become available for production in 6 to 9 months.

Timing of commencement of expected material net cash inflows	If we complete our preclinical studies in the next 12~18 months, and also are able to produce clinical batches at the end of this period, we can expect Phase I and Phase II human clinical trials to be completed at the earliest by 2015. Revenues may occur as a result of licensing the drug to another pharmaceutical partner at this stage. After Phase III clinical trials completion, revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if Flucide is approved for use in other countries or if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval.

Project 2	Oral FluCide™ against All Influenzas for Out-Patients
Current status	We have developed a highly effective anti-influenza drug candidate that is active when given orally. We believe that we will be able to optimize this drug candidate and declare a clinical candidate with a limited amount of structure-activity-relationship (SAR) efficacy studies. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, H7N9, H3N2, as well as 2009/H1N1 epidemic virus. We are now engaging into advanced pre-clinical drug development, or IND-enabling studies. After completing the SAR studies, we will need to perform synthesis scale up studies and the studies required for the Chemistry, Manufacture and Controls section of an IND application. We believe that these studies will benefit from the studies already performed for the injectable FluCide version, as both the oral and injectable drug candidates employ the same virus-binding ligand. We intend to perform Safety and Toxicology studies (“Tox Package”) when sufficient quantities become available. We also plan to perform additional animal studies as well as cell culture studies for efficacy of this drug candidate against a limited, unrelated influenza virus subtypes and strains. These studies are required for developing an Investigational New Drug (IND) application to the US FDA.

Nature, timing and estimated costs

The Company had budgeted approximately $500,000 for the material development, production and testing of this drug in 2012 and 2013. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform SAR, followed by material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $5,000,000 for the initial human clinical trials of this drug candidate.

Anticipated completion date	Preclinical stage is expected to be completed in 24-30 months, depending upon financing. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to become available for production in 9 to 12 months, following cGMP production of the injectable FluCide drug candidate.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	If we complete our preclinical studies in the next 24~30 months, and also are able to produce clinical batches at the end of this period, we can expect Phase I and Phase II human clinical trials to be completed at the earliest by 2016-2017 if we have sufficient funds available. Revenues may occur as a result of licensing the drug to another pharmaceutical partner at this stage. After Phase III clinical trials completion, revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if oral Flucide is approved for use in other countries or if the BARDA authority determines that oral FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval.

Project 3	Nanoviricide Eye Drops for all Viral Infections of the External Eye

Current status	We have developed new, broad-spectrum. ligands that should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures against two different strains of HSV-1, and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. Majority of these viruses are adenoviruses or HSV.

Nature, timing and estimated costs	The Company has budgeted approximately $300,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,500,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 4	HIVCide™, nanoviricide against HIV/AIDS viruses

Current status	HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy. In vitro studies against two different HIV-1 strains were very successful. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2013-2014 to further optimize the drug candidate.

Nature, timing and estimated costs	The Company has budgeted approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $7,000,000. We conduct HIVCide development at a slow pace because of the inherent long nature of these studies, and also because we do not have sufficient funds to dedicate to this project.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 5	HerpeCide™ for Oral and Genital Herpes Cold Sores, “Fever Blisters” and Herpetic Ulcers

Current status	HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream and gel formulations, which may result in two separate drugs. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2013-2014.

Nature, timing and estimated costs	The Company has budgeted approximately $600,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 6	DengueCide™, a nanoviricide against All Dengue viruses

Current status

Anti-dengue nanoviricide drug candidates are currently in preclinical studies. These candidates are being designed to mimic the human cell binding sites common to all types of dengue viruses. The best nanoviricide resulted in a 50% survival of mice in a uniformly lethal animal protocol simulating the ADE effect. This drug candidate has been designated an Orphan Drug for Dengue by the US FDA. This orphan drug designation carries with it several economic benefits. The Company therefore expects to expedite the development of this drug candidate.

The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2013-2014.

Nature, timing and estimated costs	The Company has budgeted approximately $1,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Other drug candidates:

Nanoviricides against Rabies, Ebola/Marburg, Hepatitis C Virus (HCV), Middle East Respiratory Syndrome human Coronavirus (MERS-CoV), and several other viral diseases are at various early stages of research and development and involve a substantial amount of uncertainty as to the development of these drug candidates. At this time, very little resources have been allocated to these drugs. However should the early studies of any of these drug candidates provide an indication of high efficacy, the corresponding drug candidate will become a full-fledged drug development project and the Company will endeavor to seek additional funding for the necessary drug development work.

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

The Company has agreed, in principle, with Inno-Haven, LLC, to develop a modern laboratory and cGMP facility suitable for its research and manufacturing needs. The manufacturing portion of the facility needs to be designed and built in compliance with FDA guidelines in order for the Company to produce experimental materials that can be used in Phase I human clinical trials. The cGMP facility will eventually need to be registered with the FDA and certified as a cGMP drug manufacturing facility for use of the manufactured drugs from this facility in Phase III human clinical trials.

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application late in our 2014-2015 fiscal year at the earliest, subject to availability of necessary levels of research and development funds. Enabling the cGMP facility has been the major issue for us in the past in our progress towards regulatory filings. We believe that this issue will now be adequately addressed in our 2013-2014 fiscal year, with a kg-scale pilot “cGMP-like” facility becoming available. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year's work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (“IND”) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Management intends to use equity-based and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional financial resources necessary to fund its anticipated obligations beyond the next twentyfour months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services.

Results of Operations

The Company is a development-stage biopharmaceutical company and does not have any revenue for the year ending June 30, 2013.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses increased $ 1,392,043 to $ 3,207,859 for the year ended June 30, 2013, from $1,815,816 for the year ended June 30, 2012. The increase resulted from the Company’s general increase in non-research and development expenditures associated with development of its various drug candidates

Research and development expenses for the year ended June 30, 2013 increased $26,976 to $ 4,292,909 from 4,265,933 for the year ended June 30, 2012. This increase in the cost of Research and development is largely attributable to the development of additional drug candidates and increased research and development payroll costs.

Research and Development expenses were offset in the amount of $ -0-, $ -0- and $-0-, in the years ended June 30, 2013, 2012 and June 30, 2011, respectively, by a Connecticut Refundable Research and Development Credit.

Other Income (Expenses) – Net Interest income was $125,564 and $46787 for the years ending June 30, 2013, and 2012, respectively. Net Interest income in 2013 included interest on cash equivalent deposits in an interest-bearing account.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2013, we had federal net operating loss carry-forwards of approximately $6,845,928 and deferred Research and Development tax credits and other deferred tax credits resulting in a deferred tax benefit of approximately $7,186,305 for Federal reporting purposes. This amount has been offset by a full valuation allowance.

Net Operating Loss - For the year ended June 30, 2013, the Company had a net loss of $8,875,667, or $ ($0.19) per share (as adjusted) compared to a net loss of $6,207,207, or ($0..15) per share (as adjusted) for the year ending June 30, 2012.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $13,923,245 as of June 30, 2013. On the same date, accounts payable and accrued liabilities outstanding totaled $1,178,183.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $38,299,783 at June 30, 2013.

As of June 30, 2013, we have a cash and cash equivalent balance of $13,923,245. As of the date of the filing, the Company has raised gross proceeds of $10,308,996 through a registered direct offering before estimated offering expenses of approximately $668,540 which includes placement agent and attorneys’ fees The Company estimates that it can support current budgeted operations through June 30, 2015.

While our cash and cash equivalent balance is sufficient for us to continue our operations through June 30, 2015, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2013.

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

POLICY AFFECTING RECOGNITION OF REVENUE

The Company is a development stage company and does not have revenue arising from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.

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

(b) Changes in internal control over financial reporting. The Company has established an independent Board of Directors comprising three independent members. Under this Board the Company has established an Audit Committee, a Compensation Committee, a Nomination Committee, and an Executive Committee. The Company has met or exceeded corporate governance standards of the NYSE MKT, a national exchange. Subsequent to the reporting period, on September 25, 2013, the Company’s common stock was listed and began trading on the NYSE MKT.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

On May 13, 2013, the Company appointed Meeta Vyas as its Interim Chief Executive Officer, a seasoned executive with large, public company experience.

In June, 2013 the Company appointed Milton Boniuk and Mukund Kulkarni as independent directors and members of the Audit Committee. In addition, previously in June 2012, the Company had appointed Mr. Stanley Glick, CPA, as an independent member of its Board of Directors, and as the Chair of its Audit Committee. Dr. Milton Boniuk and Dr. Mukund Kulkarni joined the Audit Committee upon their appointment as independent members of the Board of Directors.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. The final paragraph of the Auditor’s Report states:

“In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the each of the three fiscal years in the period ended June 30, 2013 and for the period from May 12, 2005 (inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.”

ITEM 9B Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer. Executive officers are elected Biannually by our Board of Directors. Each executive officer holds the office until he/she resigns, is removed by the Board or his/her successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his/her office until the successor is elected and qualified or his/her earlier resignation or removal.

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	54	President; Chairman of the Board
Eugene Seymour, MD, MPH	73	Chief Executive Officer; Director
Stanley Glick, CPA	76	Director, Independent
Mukund S. Kulkarni, MD	65	Director, Independent
Milton Boniuk, MD	80	Director, Independent
Meeta Vyas	54	Chief Financial Officer

The Company’s executive officers and directors are elected Biannually and serve until their term expires.

Eugene Seymour, MD, MPH, age 73, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation that funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master's degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians. The Company concluded Dr. Seymour’s extensive experience in treating infectious disease and viruses, plus his public company experience, make him an ideal candidate to serve in these capacities.

Anil Diwan, PhD, age 54, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and threePCT international patent applications in various stages of prosecution in a number of countries, and , and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Stanley Glick, CPA, age 76, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2012. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “audit committee Financial Expert. The Company has expanded and enhanced its Board of Directors by the appointment of Stanley Glick CPA, as an independent director. The Company understands that as an SEC-filing company trading on the over-the-counter bulletin-board, the Company is currently not required to appoint independent board members, and is not required to appoint an independent board member financial expert to chair its Audit Committee. However, the Company believes that an independent board member with expertise in financial reporting and management advisory services, chairing the audit committee, would provide additional assurances to the financial community and other users of the Company’s financial statements. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

Mukund S. Kulkarni, MBA, PhD, age 65, has been a Chancellor of Penn State Harrisburg since 2010 where Dr. Kulkarni joined in 1985 as a Professor of Finance in the School of Business Administration. Prior to becoming chancellor, he was senior associate dean for academic affairs from 2006-2010. Prior thereto and from 1996, he served as the director of the School of Business Administration. In addition to his administrative appointment, Dr. Kulkarni holds the rank of professor of finance. Dr. Kulkarni earned his bachelor's degree from Shivaji University located in Kolhapur, India and master's degrees from University of Pune located in Pune, India, and an M.B.A. from Marshall University. He also earned a Doctorate in Economics from the University of Kentucky. Dr. Kulkarni is widely published in academic journals and has presented papers at several scholarly conferences. Dr. Kulkarni is an invited lecturer and consultant to several academic institutions in the U.S. and abroad, in addition to state government and nonprofit organizations. Dr. Kulkarni is widely engaged in social and civic activities in and around the Harrisburg region. He is member of several boards of civic and nonprofit organizations including the Harrisburg Regional Chamber of Commerce, United Way of the Capital Region, Modern Transit Partnership, and Asian Indian Americans of Central Pennsylvania, among others. He has delivered lectures and provided consultations to other business schools, government agencies, and non-profit organizations, and he has valuable corporate experience in the commercial banking industry.As a result of his valuable experience in the commercial banking industry and his vast academic background in economics and finance, the Registrant concluded Dr. Kukarni was qualified to serve as a member of its Board of Directors.

Milton Boniuk, MD, age 80, is an astute and highly successful businessman and entrepreneur, in addition to being an accomplished eye surgeon, educator, and administrator. Dr. Boniuk is a renowned eye surgeon in private practice who specializes in Ocular Oncology and Oculoplastics. He is also the Caroline F. Elles Chair of Ophthalmology at the Alkek Eye Center at the Baylor College of Medicine. Dr. Boniuk has been a long term investor and strong supporter of NanoViricides, Inc. Dr. Boniuk is also well known for his philanthropic endeavors. Most recently, he gave $28.5M to Rice University to establish The Boniuk Institute for the Study and Advancement of Religious Tolerance, following up on a previous $5M gift for this cause. Dr. Boniuk earned his MD at the Dalhousie University, Halifax, Nova Scotia, Canada, followed by an internship at the Victoria General Hospital, Halifax, Nova Scotia, Canada, and Residency at the Center for Ophthalmology, Jefferson Medical College - Wills Eye Hospital, Philadelphia, PA. In addition, he served a Fellowship in Ophthalmic Pathology at the world-renowned Armed Forces Institute of Pathology, Washington, D.C. Dr. Boniuk has made significant contributions in cataract surgery, glaucoma, corneal dystrophies, retinal diseases and surgery. He is a nationally and internationally recognized expert in the pathology and surgical management of orbital and intra-ocular tumors. His description of the ocular pathology of the congenital rubella syndrome in 1967 was a landmark publication. Of note, Dr. Boniuk has made substantial medical contributions in areas that are of great significance to the Company, such as ocular adenoviral infections, that cause epidemic kerato-conjunctivitis (EKC). The Company has developed a drug candidate for EKC infection that was successfully tested in rabbits. These animals serve as a surrogate for the viral disease in human eyes. We concluded Dr. Boniuk’s experience plus business acumen render him qualified to serve as a member of its Board of Directors.

Meeta Vyas, SB, MBA, age 54, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. . Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology.

AUDIT COMMITTEE

In June , 2012 Stanley Glick, CPA was elected, as an independent member, to the Company’s Board of Directors and the Chair of the Company’s Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Glick meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235. In addition, in June, 2013, Milton Boniuk and Mukund S. Kulkarni have been appointed as independent directors and members of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2013, 2012 and 2011: .

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2013	$275,000	$-	$187,387	-	$-	$462,387
CEO, Director	2012	$275,000		$267,119		$-	$542,119
	2011	$275,000	$—	$574,581	—	$1,917	$851,498

Anil Diwan	2013	$275,000	$-	$187,387		$-	$462,387
President, Director	2012	$275,000		$431,486		$1,917	$706,486
	2011	$275,000	$—	$574,581	-	$—	$851,498

Stanley Glick	2013	11,250	—	11,250	—	—	22,500
Director*	2012	—	—	—	—	—	—
Appointed June 22, 2012.	2011	—	—	—	—	—	—

Meeta Vyas, interim CFO Appointed May 13, 2013	2013	$12,000	—	9,000	—	—	21,000

Mukund Kalkarni Director Appointed 6/24/13	2013	$3,750	—	3,750	—	—	7,000

Milton Boniuk Director Appointed 5/28/13	2013	$3,750	—	3,750	—	—	7,000

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2013, on a post-reverse-split adjusted basis.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	142,857		—		$0.35	September 26, 2015	—	—	—	—

Anil Diwan, President and Director	285,714		—		$0.35	September 26, 2015	—	—	—	—

Milton Boniuk, MD			—		$0		—	—	—	—

Mukund Kulkarni			—	$			—	—	—	—
Stanley Glick
	—	$					—	—	—	—
Meeta Vyas
	—	$					—	—	—	—

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive's individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2013, under the March 3, 2010 employment agreements, the Company issued 593,750 shares of the Company’s Series A Convertible Preferred Stock and 250,000 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal that may not be realized.

DETERMINATION OF COMPENSATION

The Company's executive compensation program for the named executive officers (NEOs) is administered by the Board of Directors. The Board of Directors makes independent decisions about all aspects of NEO compensation, and takes into account compensation data and benchmarks for comparable positions and companies in different applicable geographical areas. The Compensation Committee of the Board assists the Board in achieving these objectives.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company's common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of June 30, 2013, on a post-reverse-split adjusted basis.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
TheraCour Pharma, Inc.(2)
135 Wood Street
West Haven, CT 06516	9,531,429	21.44%

Anil Diwan (2) (3)
135 Wood Street
West Haven, CT 06516	1,966,286	25.86%

Eugene Seymour (4) 135 Wood Street West Haven, Connecticut 06516	1,714,286	3.9%

Milton Boniuk (5) 135 Wood Street West Haven, CT 06516	57,143	0.12%
All Directors and Executive Officers as a Group (4 persons)	13,269,144	29.88%

(1)            For each shareholder, the calculation of percentage of beneficial ownership is based upon 47,454,744 shares of Common Stock outstanding as of June 30, 2013, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc. Does not include 2,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(3)            Anil Diwan, President and Chairman of the Board of Directors. Includes 1,680,629 shares of NanoViricides common stock received by Dr. Diwan as founder and 285,714 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Diwan that are currently exercisable or will become exercisable within 60 days. Does not include 16,531,429 owned by TheraCour Pharma, Inc. (after calculating the Preferred Series A convertible as converted), over which Dr. Diwan holds voting and dispositive power. Does not include 214,286 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(4)            Eugene Seymour, Chief Executive Officer and Director. Includes 1,571429 shares of NanoViricides common stock held by Dr. Seymour and 142,857 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days. . Does not include 214,286 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(5)            Milton Boniuk, Independent Board Member. Does not include the 857,142 shares acquired by him and parties under his control in the September 10, 2013, financing subsequent to the reporting period.

EMPLOYMENT AGREEMENTS

On May 30, 2013, the Company and Meeta Vyas, its Interim Chief Financial Officer, agreed that during the term of Ms. Vyas’ service, she will be compensated on the basis of $9,000 per month and 2,572 shares of Series A Convertible Preferred Stock, also on a monthly basis. Ms. Vyas is married to Anil Diwan, the President and Chairman of the Registrant.

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

As additional compensation under the employment agreements, the Company issued 71,429 shares of the Company’s Series A Convertible Preferred Stock and shall issue an additional 71,429 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development. The employment agreement provides for term of four years with a base salary of $150,000. In addition, the Company issued 26,786 shares of Series A Convertible Preferred Stock and 35,714 shares of common stock, and will issue an additional 26,786 shares of Series A Convertible Preferred Stock and 35,714 shares of common stock on each anniversary date of the agreement.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer. The employment agreement provides for term of four years with a base salary of $150,000. In addition, the Company issued 35,714 shares of common stock, and will issue an additional 35,714 shares of common stock on each anniversary date of the agreement.

COMPENSATION OF DIRECTORS

At this time, directors, who are officers of the Company, receive no remuneration for their services as directors of the Company, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors. The Company expects to pay fees to its independent directors for the 2013 fiscal year of $30,000 to each Director, of which half is to be paid in the Company’s common stock .

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. [For the year ended June 30, 2013, the SAB was granted a total of 68,572 stock warrants exercisable into common shares at prices from $ 0.1.86 to $ 2.42 per share. ]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 2, 2012, Stanley Glick, CPA was appointed as an independent member of our Board of Directors. Up until that time we did not have any independent directors on our Board of Directors, and therefore had no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We have used and will continue to use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

On February 1, 2013, Dr. Boniuk and entities over which Dr. Boniuk has voting and dispositive power subscribed for $4,000,000 of the Registrant’s Unsecured 8% Coupon Series B Convertible Debentures. Subsequent to the reporting period, on September 10, 2013, Dr. Boniuk and entities affiliated to him subscribed to $3,000,000 of the Company’s units issued in a registered direct offering.

On May 13, 2013, Meeta Vyas was appointed its interim Chief Financial Officer. During the term of Ms. Vyas’ service, she will be compensated on the basis of $9,000 per month and 2,572 shares of Series A Convertible Preferred Stock, also on a monthly basis. Ms. Vyas is married to Anil Diwan, the President and Chairman of the Registrant.

TheraCour Pharma, Inc.

On May 12, 2005, the Company entered into a Material License Agreement, amended as of January 8, 2007 (the “License”) with TheraCour Pharma, Inc., (“TheraCour”), our largest shareholder. As of the present, TheraCour granted the Company an exclusive license in perpetuity for technologies developed by TheraCour for six virus types: HIV, HCV, Herpes, Rabies, Asian (bird) flu and Influenza. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) to pay the greater of $2,000 or actual costs, for other general and administrative expenses incurred by TheraCour on our behalf; (4) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (5) that TheraCour Pharma, Inc. shall retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such nanomicelles, to be used for the Licensed Products, exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize the nanomicelles to be used for the Licensed product for its own sake or for others; and (6) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License. On February 15, 2010, the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”). Pursuant to the exclusive Additional License Agreement, in consideration for the issuance of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock, (the “Series A Preferred”), the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.

Development costs charged by and paid to TheraCour Pharma, Inc. were $1,988,046, $2,965,030, and 1,250,901 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. No royalties are due or have been paid from inception through June 30, 2013.

As of June 30, 2013, TheraCour owns 9,531,429 shares of the Company’s outstanding common stock and 2,000,000 shares of Series A Preferred. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer-Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $1,035,983, $507,500, and $719,642 for the fiscal years ended June 30, 2013, 2012 and 2011 respectively, and $ 2,896,120 since inception.

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

June 30, 2013	$109,850	Li & Company, P.C.
June 30, 2012	$138,250	Li & Company, P.C.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in paragraph (1) were approximately:

June 30, 2013	$0	Li & Company, P.C.
June 30, 2012	$0	Li & Company, P.C.

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2013	$0	Li & Company, P.C.
June 30, 2012	$0	Li & Company, P.C.

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2013	$0	Li & Company, P.C.
June 30, 2012	$0	Li & Company, P.C.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by Li & Company, P.C. All the services performed by Li & Company, P.C. as described above were pre-approved by the Audit Committee.

ITEM 15 . EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation, as amended, of the Registrant
3.2*	By-laws of the Registrant

4.1*	Specimen Stock Certificate of the Registrant
4.2*	Series A Convertible Debenture
4.3*	Form of Warrant
10.1*	Share Exchange Agreement between NanoViricide, Inc. and the Registrant
10.2*	Employment Agreement Eugene Seymour
10.3*	Employment agreement Anil Diwan
10.4*	Employment agreement Leo Ehrlich
10.5*	Form of Scientific Advisory Board Agreement
10.6*	Amended License Agreement with TheraCour Pharma, Inc.
10.7*	Lease with landlord
10.8*	Form of First Subscription Agreement
10.9*	Form of Second Subscription Agreement
10.10*	Code of Ethics
10.11*	Amended Agreement #2 with TheraCour Pharma, Inc.
10.12*	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on November 14, 2006, as amended.

**	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 2013

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Meeta Vyas
Name: Meeta Vyas
Title: Interim Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 30, 2013
/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive Officer)

September 30, 2013	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

September 30, 2013	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Interim Chief Financial Officer (Principal Accounting Officer)

September 30, 2013	/s/ Milton Boniuk
Name: Milton Boniuk
Title: Director

September 30, 2013	/s/ Mukund Kulkarni
Name: Mukund Kulkarni
Title: Director

September 30, 2013	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

NanoViricides, Inc.

June 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NanoViricides, Inc.

(A development stage company)

West Haven, Connecticut

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”), a development stage company, as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2013 and for the period from May 12, 2005 (inception) through June 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013 and 2012 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2013 and for the period from May 12, 2005 (inception) through June 30, 2013 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 30, 2013 expressed an unqualified opinion thereon.

/s/ Li and Company, PC

Skillman, New Jersey

September 30, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NanoViricides, Inc.

(A development stage company)

West Haven, Connecticut

We have audited the internal control over financial reporting of NanoViricides, Inc. (the “Company”), a development stage company, as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NanoViricides, Inc. has maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NanoViricides, Inc. as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2013 and for the period from May 12, 2005 (inception) through June 30, 2013, and our report dated September 30, 2013 expressed an unqualified opinion thereon.

/s/ Li and Company, PC

Skillman, New Jersey

September 30, 2013

NanoViricides, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,923,245	$14,274,985
Prepaid expenses	598,380	314,174

Total Current Assets	14,521,625	14,589,159

PROPERTY AND EQUIPMENT
Property and equipment	1,505,648	1,440,717
Accumulated depreciation	(1,036,752)	(825,875)

Property and equipment, net	468,896	614,842

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(41,921)	(33,147)

Trademark and patents, net	417,033	425,807

SECURITY DEPOSIT	1,000,000	-

Total Assets	$16,407,554	$15,629,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$263,258	$238,358
Accounts payable – related parties	710,567	365,681
Accrued expenses	204,359	96,878
Derivative liability	-	1,078,698

Total Current Liabilities	1,178,184	1,779,615

LONG TERM LIABILITIES:
Debentures payable	3,468,073	-
Derivative liability	3,751,645	-

Total Long TermLiabilities	7,219,718	-

Total Liabilities	8,397,902	1,779,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock par value $0.001: 10,000,000 shares designated, 2,990,000 and 2,820,357 shares issued and outstanding, respectively	2,990	2,820
Series B Convertible Preferred stock par value $0.001: 10,000,000 shares designated, None issued and outstanding	-	-
Series C Convertible Preferred stock par value $0.001: 10,000,000 shares designated, 0 and 672 shares issued and outstanding, respectively	-	1
Common stock, $0.001 par value; 300,000,000 shares authorized; 47,026,173 and 44,460,629 shares issued and outstanding, respectively	47,026	44,460
Additional paid-in capital	46,259,420	43,227,028
Deficit accumulated during the development stage	(38,299,784)	(29,424,116)

Total Stockholders' Equity	8,009,652	13,850,193

Total Liabilities and Stockholders' Equity	$16,407,554	$15,629,808

See accompanying notes to the financial statements

NanoViricides, Inc.

(A Development Stage Company)

Statements of Operations

				For the Period from
	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year	May 12, 2005
	Ended	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2013

OPERATING EXPENSES
Research and development	$4,292,909	$4,265,933	$4,155,846	$22,804,060
Refund credit research and development costs	-	-	-	(420,842)
General and administrative	2,297,470	1,815,816	2,273,609	13,014,848

Total operating expenses	6,590,379	6,081,749	6,429,455	35,398,066

LOSS FROM OPERATIONS	(6,590,379)	(6,081,749)	(6,429,455)	(35,398,066)

OTHER INCOME (EXPENSE):
Interest income	55,587	46,787	14,339	267,698
Interest expense	(177,038)	-	-	(177,038)
Discount on convertible debentures	(914,503)	-	-	(988,433)
Beneficial conversion feature of convertible debentures	-	-	-	(713,079)
Change in fair market value of derivatives	(1,249,335)	(172,245)	(62,049)	(1,290,866)

Other income (expense), net	(2,285,289)	(125,458)	(47,710)	(2,901,718)

LOSS BEFORE INCOME TAXES	(8,875,668)	(6,207,207)	(6,477,165)	(38,299,784)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(8,875,668)	$(6,207,207)	$(6,477,165)	$(38,299,784)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.19)	$(0.15)	$(0.16)

Weighted average common shares outstanding - basic and diluted	45,892,549	42,763,481	39,765,976

See accompanying notes to the financial statements

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the period from May 12, 2005 (inception) through June 30, 2013

											Deficit
											Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued May 12, 2005 (Inception)							5,714	6	14	(20)		-
Share exchange with Edot-com.com Inc., June 1, 2005							(5,714)	(6)	(14)	20		-
Common shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005							22,857,143	22,857	(22,837)	(20)		-
Common shares outstanding Edot-com.com Inc., June 1, 2005							5,714,286	5,714	(5,714)			-
Options granted in connection with reverse acquisition							-		-			-

Net loss							-		-		(66,005)	(66,005)

Balance, June 30, 2005	-	-	-	-	-	-	28,571,429	28,571	(28,551)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005							-		5,277			5,277
Legal expenses related private placement of common stock, July 31, 2006							-		(2,175)			(2,175)
Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005							-		5,302			5,302
Warrants issued to Scientific Advisory Board, August 15, 2005							-		4,094			4,094
Options issued to officers, September 23, 2005							-		87,318			87,318
Common shares issued for consulting services valued at $.081 per share, September 30, 2005							657,143	657	185,643			186,300
Common shares issued for interest on debentures, September 30, 2005							13,765	14	4,301			4,315
Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005							-		166,666			166,666
Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005							-		166,667			166,667
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005							-		45,000			45,000
Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005							-		275,000			275,000
Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005							-		49,167			49,167
Warrants issued to Scientific Advisory Board, November 15, 2005							-		25,876			25,876
Common shares and warrants issued in connection with private placement of common stock, November 28, 2005							97,143	97	169,903			170,000
Common shares and warrants issued in connection with private placement of common stock, November 29, 2005							85,715	86	149,914			150,000
Common shares and warrants issued in connection with private placement of common stock, November 30, 2005							42,857	43	74,957			75,000
Common shares and warrants issued in connection with private placement of common stock, December 2, 2005							28,571	29	49,971			50,000
Common shares and warrants issued in connection with private placement of common stock, December 6, 2005							242,857	243	424,757			425,000
Common shares issued for legal services valued at $.95 per share, December 6, 2005							5,714	6	18,994			19,000
Common shares and warrants issued in connection with private placement of common stock, December 12, 2005							214,286	214	374,786			375,000
Common shares and warrants issued in connection with private placement of common stock, December 13, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 14, 2005							14,285	14	24,986			25,000
Common shares issued in connection with debenture offering, December 15, 2005							14,286	14	48,986			49,000
Common shares and warrants issued in connection with private placement of common stock, December 20, 2005							14,285	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 29, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 30, 2005.							14,285	14	24,986			25,000
Common shares issued for interest on debentures, December 31, 2005							5,565	6	17,334			17,340
Common shares issued for consulting services valued at $1.46 per share, January 9, 2006							978	1	5,000			5,001
Warrants issued to Scientific Advisory Board, February 15, 2006							-		49,067			49,067
Warrnats issued to Scientific Advisory Board, May 15, 2006							-		51,048			51,048
Common shares issued for interest on debentures, March 31, 2005							2,263	2	22,190			22,192
Options exercised, May 31, 2006							514,286	515	89,485			90,000
Common shares and warrants issued in connection with private placement of common stock, June 15, 2006							535,714	536	1,874,464			1,875,000
Common shares issued for interest on debentures, June 30, 2006							4,122	4	22,434			22,438

Net loss											(3,284,432)	(3,284,432)

Balance, June 30, 2006	-	-	-	-	-	-	31,108,121	31,108	4,557,805	(20)	(3,350,437)	1,238,456

Common shares issued for interest on debentures, July 31, 2006							1,641	2	7,642			7,644
Common shares issued for conversion of convertible debentures, July 31, 2006							952,381	952	999,048			1,000,000
Exercise of stock warrants, July 31, 2006							57,143	57	49,943			50,000
Options issued to Scientific Advisory Board, August 15, 2006							-		30,184			30,184
Options issued to Scientific Advisory Board, November 15, 2006							-		25,888			25,888
Common shares issued for consulting services valued at $.76 per share, January 3, 2007							61,714	62	164,098			164,160
Options issued to Scientific Advisory Board, February 15, 2007							-		32,668			32,668
Options issued to Scientific Advisory Board, May 15, 2007							-		25,664			25,664
Common shares issued for consulting services valued at $1.03 per share, June 12, 2007							215	-	775			775
Common shares issued for consulting services valued at $1.15 per share, June 20, 2007							28,572	29	114,971			115,000
Common shares issued upon warrants conversion, June 20, 2007							265,714	266	619,734			620,000
Common shares issued upon warrants conversion, June 25, 2007							21,429	21	49,979			50,000
Common shares issued upon warrants conversion, June 30, 2007							85,714	86	199,914			200,000
Common shares issued for consulting services valued at $1.06 per share, June 30, 2007							8,540	9	31,791			31,800
Officers' compensation expense							-		27,062			27,062

Net loss							-		-		(3,118,963)	(3,118,963)

Balance, June 30, 2007	-	-	$-	-	-	-	32,591,184	32,592	$6,937,166	$(20)	(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board, August 15, 2007							-		14,800			14,800
Common shares and warrants issued in connection with private placement of common stock, September 21, 2007							428,571	429	749,571			750,000
Common shares issued for consulting and legal services valued at $.75 per share, September 30, 2007							7,213	7	18,393			18,400
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							928,571	929	1,624,071			1,625,000
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							71,428	71	124,929			125,000
Collection of stock subscriptions receivable, October 17, 2007							-		-	20		20
Warrants issued to Scientific Advisory Board, November 15, 2007							-		7,200			7,200
Common shares issued for consulting and legal services valued at $.49 per share, December 31, 2007							16,329	16	26,884			26,900
Options issued to officers, January 1, 2008							-		7,044			7,044
Warrants issued to Scientific Advisory Board, February 15, 2008							-		8,500			8,500
Common shares issued for consulting and legal services valued at $ .45 per share,March 31, 2008							17,585	18	27,882			27,900
Common shares issued for consulting services valued at $.39 per share, April , 2008							7,929	8	10,813			10,821
Warrants issued to Scientific Advisory Board, May 15, 2008							-		32,253			32,253
Common shares issued for consulting services valued at $1.03 per share, June 30, 2008							8,526	9	27,891			27,900

Net loss							-		-		(2,738,337)	(2,738,337)

Balance, June 30, 2008	-	-	-	-	-	-	34,077,336	$34,079	$9,617,397	$-	$(9,207,737)	$443,739

Common shares issued for consulting and legal services valued at $ 1.22 per share, July 31, 2008							1,171	1	4,999			5,000
Common shares issued for consulting services valued at $1.22 per share, July , 2008							656	1	2,799			2,800
Warrants issued to Scientific Advisory Board, August 15, 2008							-	-	47,500			47,500
Common shares and warrants issued in connection with private placement of common stock, August 22, 2008							896,000	896	3,135,104			3,136,000
Common shares issued to settle account payable							42,857	43	149,957			150,000
Payment of Finder's Fee to Biotech							-	-	(14,696)			(14,696)
Common shares issued in connection with Warrant Conversion, August 22, 2008							35,714	36	106,214			106,250
Common shares issued for legal services valued at $1.24per share, August 31, 2008							1,152	1	4,999			5,000
Common shares issued for consulting services valued at $1.24 per share, August, 2008							645	1	2,799			2,800
Common shares issued for legal services valued at $1.00 per share, September 30, 2008							1,429	1	4,999			5,000
Common shares issued for consulting services valued at $1.00 per share, September 30, 2008							1,600	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .71 per share, October 31, 2008							2,012	2	4,998			5,000
Common shares issued for consulting services valued at $.71 per share, October 31, 2008							2,254	2	5,598			5,600
Warrants issued to Scientific Advisory Board, November 15, 2008							-	-	30,500			30,500
Common shares issued for consulting and legal services valued at $ .67 per share, November 30, 2008							2,132	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, November 30, 2008							2,388	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .83 per share, December 31, 2008							1,721	2	4,998			5,000
Common shares issued for consulting services valued at $.83 per share, December 31 , 2008							1,928	2	5,598			5,600
Common shares issued for legal services valued at $ .60 per share, January 20, 2009							2,381	2	4,998			5,000
Common shares issued for consulting and legal services valued at $ .78 per share, January 31, 2009							2,132	2	4,997			4,999
Common shares issued for consulting services valued at $.78 per share, January 31, 2009							2,388	2	5,598			5,600
Common shares issued for consulting services valued at $ .70 per share, February 1, 2009							14,286	14	34,986			35,000
Warrants issued to Scientific Advisory Board, February 15, 2009							-	-	29,000			29,000
Common shares issued for consulting and legal services valued at $ .71 per share, February 28, 2009							2,012	2	4,997			4,999
Common shares issued for consulting services valued at $.71 per share, February 15, 2009							2,254	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .67 per share, March 31, 2009							1,831	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, March 31 , 2009							2,051	2	5,598			5,600
Common shares issued to acquire equipment valued at $0.79 per share							49,286	49	137,451			137,500
Common shares issued for consulting and legal services valued at $0.69 per share, April 30, 2009							2,059	2	4,998			5,000
Common shares issued for consulting services valued at $.69 per share, April 30, 2009							2,305	2	5,598			5,600
Warrants issued to Scientific Advisory Board, May 15, 2009							-	-	30,600			30,600
Common shares issued for consulting and legal services valued at $ .66 per share, May 31, 2009							2,171	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, May 31, 2009							2,432	2	5,596			5,598
Common shares issued for consulting services valued at $ .61 per share, June 30, 2009							7,063	7	14,993			15,000
Common shares issued for consulting and legal services valued at $ .56 per share, June 30, 2009							2,560	3	4,997			5,000
Shares issued for consulting services valued at $.56 per share, June 30, 2009							2,868	3	5,597			5,600
Common shares and warrants issued in connection with private placement of common stock, June 30, 2009							42,857	43	74,957			75,000
Common shares and warrants issued in connection with warrant conversion, June 30, 2009							585,914	586	1,024,764	(100,000)		925,350

Net loss							-		-		(2,787,798)	(2,787,798)

Balance, June 30, 2009	-	-	-	-	-	-	35,799,845	35,800	14,545,276	(100,000)	(11,995,535)	2,485,541

Collection of stock subscription receivable							-		-	100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009							2,165	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009							2,424	2	5,598			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009							-	-	41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009							1,861	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009							1,661	2	5,598			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009							1,798	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009							1,605	2	4,998			5,000
Payment of Finder's Fee							-	-	(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009							764,286	764	1,336,736			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009							1,074,229	1,074	1,878,826			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009							10,025	10	19,990			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009							3,571	4	7,059			7,063
Warrants issued for commissions, October 26, 2009							-	-	3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009							1,960	2	4,998			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009							2,195	2	5,598			5,600
Common shares issued upon conversion of Warrants, November 10, 2009							2,857	3	1,437			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009							-	-	39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009							9,286	9	25,191			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009							1,661	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009							2,791	3	8,397			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009							2,833	3	8,397			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009							1,687	2	4,998			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010							1,370	1	4,999			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010							-	-	40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	2,000,000	2,000					-	-	5,000			7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010							1,303	1	4,999			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	26,786	28					-	-	192,656			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010							286	-	1,250			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010							1,008	1	4,999			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences							11,321	11	31,689			31,700
Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010							685	1	4,999			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			142,857	143			-	-	4,999,857			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010							-	-	(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010							-	-	(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares							-	-	(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010							91,237	91	228			319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(17,143)	(17)			-	-	(43)			(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010							-	-	128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010							-	-	82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010							113,768	113	285			398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, May 26, 2010							-	-	(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010							2,943	3	16,874			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010							-	-	151,842			151,842
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010							686	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010							55,714	55	194,945			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010							121,920	122	305			427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 9, 2010							-	-	(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010							2,962	3	14,572			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010							-	-	149,354			149,354
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							3,229	3	19,997			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							571	1	3,539			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010							107,973	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 23, 2010							-		(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010							2,209	2	12,272			12,274
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010							-		120,249			120,249
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010							782	1	4,999			5,000

Net loss							-		-		(4,744,208)	(4,744,208)

Balance, June 30, 2010	2,169,644	2,170	74,285	75	-	-	38,280,135	38,280	23,217,895 #	-	(16,739,743)	6,518,677

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010							113,454	113	284			397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 7, 2010							-		(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010							1,731	2	9,971			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010							-		116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010							132,336	132	331			463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 21, 2010							-		(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010							1,655	2	7,669			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010							-		113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010							882	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010							150,547	151	376			527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 4, 2010							-		(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010							1,347	1	5,369			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010							-		104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010							-		45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010							173,248	173	433			606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 18, 2010							-		(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010							886	1	3,067			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010							-		104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010							1,152	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010							61,523	62	153			215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(5,714)	(6)			-		(14)			(20)
Dividend paid to Seaside 88, LP, September 1, 2010							-		(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010							219	-	767			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010							-		34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010							-		(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010							-		(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares							-		(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010							122,861	123	307			430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010							-		103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010							1,335	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010							131,499	131	329			460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, on October 5, 2010							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010							2,648	3	8,052			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010							-		103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010							129,419	129	323			452
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, October 19, 2010							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010							2,110	2	6,519			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010							-		69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010							1,387	1	4,999			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	8,571	9					-		53,924			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010							131,804	132	329			461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 2, 2010							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010							1,643	2	4,984			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010							-		69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010							-		55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010							98,805	99	247			346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 16, 2010							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010							853	1	3,451			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010							-		69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010							88,733	89	222			311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, November 30, 2010							-		(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010							405	-	1,918			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010							-		69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010							979	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010							7,143	7	24,993			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010							14,286	14	63,986			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010							25,954	26	65			91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, December 14, 2010							-		(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010							-		17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010							-		(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010							1,299	1	6,052			6,053
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011							98,227	98	246			344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 3, 2011							-		(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011							2,187	2	8,902			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011							-		73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011							90,847	91	227			318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, January 17, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011							1,829	2	8,053			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011							-		70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011							101,835	102	254			356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 31, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011							1,506	2	6,519			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011							-		72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011							7,143	7	24,993			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011							105,719	106	269			375
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, February 14, 2011							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011							1,318	1	4,985			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011							-		71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011							-		54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011							115,889	116	293			409
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011							-		71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, February 28, 2011							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011							1,000	1	3,451			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011							1,401	1	5,999			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	26,786	27					-		215,441			215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011							104,935	105	262			367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, March 14, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011							503	1	1,917			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011							-		70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, March 28, 2011							-		(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011							-		17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011							1,337	1	5,999			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011							2,857	3	9,997			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011							-		(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011							-		(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011							89,189	89	(49)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011							-		68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011							97,065	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011							-		68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011							1,955	2	8,053			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011							-		50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011							96,143	96	(56)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011							-		69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011							1,554	2	6,519			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011							93,280	93	(53)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011							-		69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011							1,163	1	4,985			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011							97,135	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011							-		69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011							838	1	3,451			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011							111,957	112	(72)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(11,428)	(12)			-		(28)			(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011							-		69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011							497	-	1,918			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011							1,401	1	5,999			6,000

Net loss							-		-		(6,477,166)	(6,477,166)

Balance, June 30, 2011	2,347,857	2,348	2,857	3	-	-	41,013,828	41,012	33,344,437	-	(23,216,909)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(2,857)	(3)			-		(7)			(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							-		17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011							-		(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							99	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							-		(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							-		(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							107,943	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							-		68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							1,361	1	5,999			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							-		56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							124,911	125	312			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							-		69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011							-		(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							2,345	2	8,053			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							119,951	120	300			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							-		69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011							-		(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							1,955	2	6,519			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							1,504	2	5,998			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							120,821	121	302			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							-		69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							1,504	2	4,984			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							122,186	122	306			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							-		69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							1,055	-	3,452			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							1,602	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							146,946	147	367			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011							-	-	69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							649	1	1,917			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							41,281	41	103			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011							-	-	17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							146	-	384			384
Dividend to Seaside 88, LP, paid on October 17, 2011							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							1,868	2	5,998			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							-	-	(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							-	-	(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							146,225	146	366			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011							-	-	68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							-	-	56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							165,313	165	414			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011							-	-	68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							2,946	3	7,476			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011							-	-	(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							183,639	184	459			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011							-	-	68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							2,897	3	6,518			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011							-	-	(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							2,107	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							214,661	215	536			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011							-	-	68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							2,514	3	4,983			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011							-	-	(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							227,653	228	570			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011							-	-	68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							1,948	2	3,448			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011							-	-	(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							2,687	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							225,158	225	563			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012							-	-	69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							1,069	1	1,917			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							59,585	60	149			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012							-	-	69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							225	-	384			384
Dividend to Seaside 88, LP, paid on January 24, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							2,962	3	5,997			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012							-	-	(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							204,898	205	512			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012							-	-	68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012							-	-	51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							164,589	165	411			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012							-	-	68,423			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							3,314	3	7,476			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012							-	-	(7,479)			(7,479)
							-	-	-
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							2,219	2	5,998			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							71,429	71	181,803			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	169,643	169					-	-	634,239			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							179,511	180	448			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012							-	-	68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							2,926	3	6,518			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012							-	-	(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							181,712	182	454			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012							-	-	68,862			68,862
							-	-	-
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							2,232	2	4,984			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012							-	-	(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							2,208	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							188,999	189	472			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012							-	-	69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							1,631	2	3,450			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012							-	-	(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							224,415	224	561			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012							-	-	69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							1,023	1	1,917			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012							-	-	(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							2,728	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							56,673	57	142			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012							-	-	69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012							-	-	47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							215	-	384			384
Dividend to Seaside 88, LP, paid on May 2, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							2,561	3	5,997			6,000
Series A Preferred Shares amendment of valuation arising from Amendment of certificate of Designation on June 26, 2012							-	-	-			-
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					714	1	-	-	2,499,999			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C							-	-	(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012							-	-	(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	2,857	3					-	-	3,284			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							85,278	85	213			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(42)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012							-	-	63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	300,000	300					-	-	344,872			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							2,814	2	5,997			5,999

Net loss for the year ended June 30, 2012							-	-	-		(6,207,207)	(6,207,207)

Balance, June 30, 2012	2,820,357	2,820	-	-	672	1	44,460,629	44,460	43,227,028	-	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							60,685	61	151			212
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(29)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on July 12, 2012							-	-	44,190			44,190
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							5,256	5	9,021			9,026
Dividend to Seaside 88, LP, paid on July 12, 2012							-	-	(9,026)			(9,026)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							77,535	78	193			271
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(37)		-	-	-			-
Derivative Liability - Retirement of Preferred Series B on July 26, 2012							-	-	53,032			53,032
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							5,221	5	8,624			8,629
Dividend to Seaside 88, LP, paid on July 26, 2012							-	-	(8,629)			(8,629)
Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							3,117	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							80,270	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(34)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 8, 2012							-	-	51,555			51,555
Warrants issued to Scientific Advisory Board on August 15, 2012							-	-	40,800			40,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							5,391	5	8,133			8,138
Dividend to Seaside 88, LP, paid on August 8, 2012							-	-	(8,138)			(8,138)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							164,226	164	411			575
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(79)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 23, 2012							-	-	121,054			121,054
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							4,573	5	7,679			7,684
Dividend to Seaside 88, LP, paid on August 23, 2012							-	-	(7,684)			(7,684)
Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							2,956	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							218,039	218	545			763
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(126)	(1)	-	-	-			(1)
Derivative Liability - Retirement of Preferred Series C on September 5, 2012							-	-	236,481			236,481
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							3,279	3	6,622			6,625
Dividend to Seaside 88, LP, paid on September 5, 2012							-	-	(6,625)			(6,625)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							158,096	158	395			553
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(81)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on September 19, 2012							-	-	182,575			182,575
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							2,735	3	4,933			4,936
Dividend to Seaside 88, LP, paid on September 19 2012							-	-	(4,936)			(4,936)
Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							2,765	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							124,526	125	311			436
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(67)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	39,945			39,945
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							2,050	2	3,840			3,842
Dividend to Seaside 88, LP, paid on October 3, 2012							-	-	(3,842)			(3,842)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							89,006	89	223			312
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	28,413			28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							1,586	2	2,946			2,948
Dividend to Seaside 88, LP, paid on October 17, 2012							-	-	(2,948)			(2,948)
Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							4,751	5	9,995			10,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							80,385	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 31, 2012							-	-	24,955			24,955
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							1,280	1	2,312			2,313
Dividend to Seaside 88, LP, paid on October 31, 2012							-	-	(2,313)			(2,313)
Warrants issued to Scientific Advisory Board on November 15, 2012							-	-	34,200			34,200
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							1,092	1	1,755			1,756
Dividend to Seaside 88, LP, paid on November 14, 2012							-	-	(1,756)			(1,756)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							109,470	109	274			383
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on November 14, 2012							-	-	28,407			28,407
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							734	1	1,120			1,121
Dividend to Seaside 88, LP, paid on November 29, 2012							-	-	(1,121)			(1,121)
Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							3,774	4	6,996			7,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							111,628	112	279			391
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(49)		-	-	(1)			(1)
Derivative Liability - Retirement of Preferred Series C on November 29, 2012							-	-	29,302			29,302
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							309	-	468			468
Dividend to Seaside 88, LP, paid on December 13, 2012							-	-	(468)			(468)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							80,680	81	201			282
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(35)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 13, 2012							-	-	20,953			20,953
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					714		-	-	2,541,872			2,541,872
Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012							-	-	(165,000)			(165,000)
Derivative Liability - Issuance of Preferred Series C							-	-	-			-
Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012							-	-	(12,500)			(12,500)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							102,080	102	255			357
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(45)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 21, 2012							-	-	24,686			24,686
Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							4,000	4	6,996			7,000
Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							2,581	3	4,997			5,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							99,998	100	250			350
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on january 4, 2013					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 4, 2013							-	-	22,488			22,488
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on Jamuary 4, 2013							6,259	6	8,986			8,992
Dividend to Seaside 88, LP, paid on January 4,2013							-	-	(8,992)			(8,992)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							110,842	111	277			388
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 17, 2013							-	-	26,329			26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							5,714	6	8,435			8,441
Dividend to Seaside 88, LP, paid on January 17, 2013							-	-	(8,441)			(8,441)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							78,797	79	197			276
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(32)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 31, 2013							-	-	18,502			18,502
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							5,400	5	7,808			7,813
Dividend to Seaside 88, LP, paid on January 31, 2013							-	-	(7,813)			(7,813)
Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							4,082	4	6,996			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	664,926			665,497
Warrants issued to Scientific Advisory Board on February 15, 2013							-	-	31,800			31,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							5,172	5	7,371			7,376
Dividend to Seaside 88, LP, paid on February 14, 2013							-	-	(7,376)			(7,376)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							68,875	69	172			241
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(27)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on February 14, 2014							-	-	15,985			15,985
Redemption of Series C Convertible Preferred on February 26, 2013					(522)			-	(1,714,334)			(1,714,334)
Dividend to Seaside 88, LP, paid on February 26, 2013							-	-	(6,002)			(6,002)
Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							4,348	4	6,996			7,000
Derivative Liability - Redemption of Preferred Series C on February 26, 2013							-	-	42			42
Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							71,428	71	59,929			60,000
Series A Preferred Shares issued for employee stock compensation, March 1, 2013	169,643	170					-	-	444,874			445,044
Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							3,077	3	6,997			7,000
Shares issued to a Director for services rendered at $0.53 per share on March 31, 2013							1,348	2	2,498			2,500
Shares issued for consulting and legal services rendered at $0.48 per share on April 1, 2013							569	1	959			960
Shares issued for consulting and legal services rendered at $0.49 per share on April 30, 2013							3,175	3	6,997			7,000
Warrants issued to Scientific Advisory Board on May 15, 2013							-	-	34,800			34,800
Shares issued for consulting and legal services rendered at $0.46per share on May 31, 2013							3,333	3	6,997			7,000
Shares issued for consulting and legal services rendered at $0.65 per share on June 30, 2013							3,030	3	6,993			6,996
Shares issued for Directors fees at $0.70 pershare on June 30, 2013							4,592	5	11,245			11,250
												-
Net loss								-	-		(8,875,668)	(8,875,668)

Balance, June 30, 2013	2,990,000	2,990	-	-	-	-	47,026,173	47,026	46,259,420	-	(38,299,784)	8,009,652

See accompanying notes to the financial statements

NanoViricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

				For the Period from
	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year	May 12, 2005
	Ended	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,875,668)	$(6,207,207)	$(6,477,165)	$(38,299,784)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	-	7,000
Preferred shares issued as compensation	445,044	982,867	-	2,648,241
Common shares and warrants issued for services	163,710	253,873	1,865,815	3,561,077
Common shares issued for interest	665,497			665,497
Warrants granted to scientific advisory board	141,600	211,197	205,200	1,206,838
Amortization of deferred compensation	-	-	-	121,424
Depreciation	210,877	210,877	518,968	1,036,752
Amortization	8,774	8,776	8,774	41,920
Change in fair value of derivative liability	1,249,335	172,251	62,049	1,290,872
Amortization of deferred financing expenses	-	-	-	51,175
Discount on convertible debentures		-	-	73,930
Beneficial conversion feature of convertible debentures	-	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(284,206)	18,120	(41,022)	(590,380)
Other current assets	-	-	209,902	(8,001)
Deferred expenses	-	-	-	(2,175)
Accounts payable	24,900	158,829	(48,091)	607,638
Accounts payable - related parties	344,886	(97,274)	(730,638)	710,567
Accrued expenses	107,479	69,705	(58,543)	204,357
Accrued payroll to officers and related payroll tax expense	-	-	(22,917)	-

NET CASH USED IN OPERATING ACTIVITIES	(5,797,772)	(4,217,986)	(4,507,668)	(25,959,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	(1,000,000)	-	-	(1,000,000)
Purchase of property and equipment	(64,931)	(23,352)	(152,961)	(1,505,648)
Purchase of trademark	-	(35,200)	(41,081)	(458,955)

NET CASH USED IN INVESTING ACTIVITIES	(1,064,931)	(58,552)	(194,042)	(2,964,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	6,000,000			6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net	-	7,002,500	6,910,000	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	510,963	2,325,000	-	2,835,963
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	-	-	-	11,296,748
Proceeds from exercise of stock options	-	-	-	90,000
Proceeds from exercise of warrants	-	-	60,000	3,162,590
Collection of stock subscriptions received	-	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,510,963	9,327,500	6,970,000	42,847,821

NET CHANGE IN CASH	(351,740)	5,050,962	2,268,290	13,923,245

Cash at beginning of period	14,274,985	9,224,023	6,955,733	-

Cash at end of period	$13,923,245	$14,274,985	$9,224,023	$13,923,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-	$-
Income tax paid	$-	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$163,710	$253,873	$447,250	$11,888,639
Common stock for interest	665,497	-	-	665,497
Preferred stock issued as compensation	445,044	982,867	1,418,585	3,083,959
Stock options issued to the officers as compensation	-	-	-	121,424
Stock warrants granted to scientific advisory board	141,600	211,197	205,200	995,641
Stock warrants granted to brokers	-	-	-	3,563
Common stock issued for interest on debentures	-	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock		7,920,630	10,000,000	12,400,000
Common stock issued upon conversion of Series C Preferred Stock	3,028,464	298,472	-	3,175,256
Common stock issued for dividends on Series B Preferred Stock		79,467	126,644	155,041
Common stock issued for dividends on Series C Preferred Stock	90,108			90,108
Debt discount related to beneficial conversion feature of convertible debt		-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	-	7,681,578
Common stock issued for accounts payable	-	-	-	175,020
Common stock issued for equipment	-	-	-	137,500

See accompanying notes to the financial statements

NanoViricides, Inc.

(A development stage company)

June 30, 2013 and 2012

Notes to the Financial Statements

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

Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 22,857,143 newly issued shares of ECMM common stock resulting in an aggregate of 28,571,429 shares of ECMM common stock issued and outstanding.  NVI then became a wholly-owned subsidiary of ECMM. The ECMM shares were issued to the NVI shareholders on a pro rata basis, on the basis of 1,143 shares of the Company’s common stock for each share of NVI common stock held by such NVI shareholder at the time of the Exchange.

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

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of three and one half shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The 2,000,000 shares were valued at $7,000.

We focus our research and clinical programs on specific anti-viral therapeutics. Our anti-viral therapeutics, that we call “nanoviricides®” are designed to look to the virus like the native cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately.

NanoViricides, Inc. is the first in the world in the entire field of nanomedicines to have developed a nanomedicine drug that can be administered orally (by mouth). Our oral anti-influenza drug candidate, NV-INF-2, has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models, in our FluCide™ program. We are also developing a highly effective injectable anti-influenza drug, NV-INF-1, in this program. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate, NV-INF-1, in March, 2012. The Company is developing this injectable drug (NV-INF-1) for hospitalized patients with severe influenza, including immuno-compromised patients. The Company believes that this drug may also be usable as a single-dose injection in a medical office for less severe cases of influenza. Both of these anti-influenza therapeutic candidates are “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including the recently discovered novel strain of H7N9, Bird Flu H5N1, other Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that our anti-influenza drugs have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model. Both of these drug candidates can be used as prophylactics to protect at-risk personnel such as health-care workers and immediate family members and caretakers of a patient.

The Company is also developing an anti-HIV drug. The drug candidates in this HIVCide™ program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. The Company believes that this strong effect and sustained effect together indicate that a HIVCide can be developed as a single agent that would provide “Functional Cure” from HIV/AIDS. The Company believes that substantially all HIV virus can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, the Company believes that this therapy would also minimize the chances of HIV transmission. The Company is currently optimizing the anti-HIV drug candidates. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. The Company believes that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal.

The Company is also developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpes viruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, the anti-HSV drug candidates have shown excellent efficacy in cell culture studies. The Company is also developing a skin cream formulation for the treatment of herpes cold sores or genital warts. Further, the Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). DSS and DHF are thought to be caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. In addition to these six drugs in development, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, and others. To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

The Company elected June 30th as its fiscal year end date upon its formation.

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

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepayments and other current assets, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the Series B convertible debenture issued January 15, 2013 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2013. The primary assumptions include: projected annual volatility of 80%-195%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

The fair value of the derivatives was $2,735,310 as of January 15, 2013 upon issuance and was $3,751,645 at June 30, 2013.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Level 3 Financial Liabilities – Derivative Warrant Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2013
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities associated with
Series B Convertible Debentures	3,751,645			3,751,645	3,751,645
Total Derivative Liabilities	3,751,645			3,751,645	3,751,645

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2013:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Balance, June 30, 2010	$-	$-
Total Gains or Losses (realized/unrealized)
Included in Net (Income) Loss	-	-
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	17,519	17,519
Transfers in and/or out of Level 3
Balance, June 30, 2011	17,519	17,519
Total Gains or Losses (realized/unrealized)
Included in Net (Income) Loss	(172,245)	(172,245)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	1,233,424	1,233,424
Transfers in and/or out of Level 3
Balance, June 30, 2012	1,078,698	1,078,698
Total Gains or Losses (realized/unrealized)
Included in Net (Income) Loss	(1,249,335)	(1,249,335)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	3,922,282	3,922,282
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2013	$3,751,645	$3,751,645

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment and trade mark and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The impairment charges, if any, is included in operating expenses in the statements of operations.

The Company determined that there were no impairments of long-lived assets as of June 30, 2013 or 2012.

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

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over or their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2013, 2012, or 2011.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year Ended June 30, 2013	For the Fiscal Year Ended June 30, 2012	For the Fiscal Year Ended June 30, 2011

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.10 per share expiring ten (10) years from the date of issuance	535,714	535,714	535,714

Sub-total: stock options	535,714	535,714	535,714

Warrants

Warrants issued from June 15,2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28,2014	513,143	513,143	513,143

Warrants issued on August 22, 2008 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28,2014	466,486	466,486	466,486

Warrants issued from June 15, 2008 through May 15,2010 to SAB for services with an exercise price from $2.45 to $9.38 per share expiring February 28,2014	211,429	211,429	211,429

Warrants issued on June 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	568,771	568,771	568,771

Warrants issued on September 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	1,437,871	1,437,871	1,437,871

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price ranging from $5.15 to $6.34 per share expiring fiscal year ending June 30, 2015	65,714	65,714	65,714

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price ranging from $2.80 to $4.94 per share expiring fiscal year ending June 30, 2016	68,571	68,571

Warrants issued from August 16, 2012 to May 15, 2013 to SAB for services with an exercise price ranging from $1.89 to $5.88 per share expiring fiscal year ending June 30, 2017	68,571
Sub-total: warrants	3,867,699	3,331,985	3,263,414
Total potentially outstanding dilutive common shares	3,936,270	3,867,699	3,799,128

In addition the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the Debentures is payable in restricted shares of the Company’s $0.001 par value common stock or in warrants, according to the terms of the Debenture.

At June 30, 2013 the estimated number of potentially dilutive shares of the Company’s common stock into which these Debentures can be converted is 1,200,000 based upon the Selling price of the Company’s common stock on June 30, 2013. At June 30, 2013 the estimated number of potentially dilutive shares of the Company’s common stock arising from the payment of a portion of the future interest to be paid on the debentures in common shares or warrants is 1,200,000.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Financial Condition

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2013 the Company had a cash and cash equivalent of $13,923,645.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities.

On February 1, 2013 the Company consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $3.50 per share of Common Stock.

Subsequent to the reported period, on September 9, 2013, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $3.50 (“Purchase Price”) per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”) The Warrants are exercisable immediately and expire five years after issuance. On September 12, 2013, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before the Offering cost of approximately $668,540, which includes placement agent and attorneys’ fees. (See Note 14 Subsequent Events)

As a result of the successful sale of the Company’s Series B and Series C Convertible Preferred Stock to Seaside, LP and the successful offering of the Company’s Series B Convertible Debentures, management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, June 30, 2015 at current rate of expenditures.

Note 4 - Related Party Transactions

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. .. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others.

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”). Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. As consideration for obtaining these exclusive licenses, we agreed to pay a one-time licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of twelve and one quarter shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The issuance of the 2,000,000 shares was valued at $7,000.

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour Pharma, Inc. were $1,988,046, $2,965,030, and $1,250,901 for the fiscal year ended June 30, 2013, 2012 and 2011, respectively and $8,605,050 since inception. As of June 30, 2013, pursuant to its license agreement, the Company has paid a security advance of $546,783 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. No royalties are due TheraCour from the Company’s inception through June 30, 2013.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the issued and outstanding common stock of TheraCour Pharma, Inc., which itself owns 8,333,434 shares of the Company’s issued and outstanding common stock, as of June 30, 2013, representing approximately 17.79% of the issued and outstanding common stock of the Company.

Note 5 - Concentrations

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre-clinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non-executive position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $1,035,983, $507,500, and $719,642 for the fiscal years ended June 30, 2013, 2012 and 2011 respectively.

KARD Scientific Inc. of Beverly, Massachusetts, is currently our primary vendor for animal model study design and performance. KARD operates its own facilities in Beverly, Massachusetts.

NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval by the executive officers of NanoViricides and we retain all intellectual property resulting from the services by KARD.

Note 6 - Prepaid Expenses

Prepaid Expenses consisted of the following:

	June 30, 2013	June 30, 2012
TheraCour Pharma, Inc.	$546,783	$281,775

Prepaid Others	51,597	32,399

	$598,380	$314,174

Note 7 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2013	June 30, 2012

Leasehold Improvements	$397,407	$332,476

Office Equipment	30,048	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment	1,076,793	1,076,793

Total Property and Equipment	1,505,648	1,440,717

Less Accumulated Depreciation	(1,036,752)	(825,875)
Property and Equipment, Net	$468,896	$614,842

Depreciation expense amounted to $210,877, $210,877 and $518,968 for the fiscal year ended June 30, 2013, 2012 and 2011, respectively.

Note 8 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2013	June 30, 2012

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(41,921)	(33,147)
Trademarks and Patents, Net	$417,033	$425,807

Amortization expense amounted to $8,774, $8,776 and $8,774, for the fiscal year ended June 30, 2013, 2012 and 2011, respectively.

Note 9 - Equity Transactions

On September 3, 2013, effective September 10, 2013, NanoViricides, Inc. filed a Certificate of Change to its Articles of Incorporation pursuant to Section 78.209 of the Nevada Revised Statutes (the “Amendment”). The Amendment effectuated a reverse stock split of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) by simultaneously decreasing the number of the Registrant’s authorized and outstanding capital stock on a basis of 1 for 3.5 shares (the “Split”). All share amounts and per share amounts have been retroactively restated to reflect this reverse stock split.

Fiscal Year Ending June 30, 2011 Transactions

On September 16, 2010, Seaside and the Company executed a Letter Agreement and Amendment (the “Letter Agreement”) regarding the purchase and sale of an additional 142,857 shares (the “Additional Shares”) of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the purchase price of $35.00 per share as originally contemplated by that certain Securities Purchase Agreement, dated May 11, 2010, between the parties (the “Agreement”).

Pursuant to the Letter Agreement, the parties agreed to amend certain provisions of the Agreement so that the Additional Shares could be purchased in two (2) closings, at each of which the Company will issue and sell to Seaside 71,429 shares of Series B Preferred Stock.  The parties also agreed that the second closing of the Additional Shares would occur ninety (90) days subsequent to the first closing of the Additional Shares (the “First Follow-on Closing Date”).  The Company also agreed to decrease the number of shares of Series B Preferred Stock that automatically convert from 17,143 shares to 11,429 shares, commencing on the First Follow-on Closing Date and the date of the subsequent closing, and every 14th day thereafter, subject to certain limitations and qualifications, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Certificate of Designation for the Series B Preferred Stock was amended to reflect such change in the number of shares convertible into Common Stock at each conversion date.  Each share of Series B Preferred Stock converts into shares of Common Stock at a conversion factor equal to the Purchase Price divided by the lower of (i) of the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 or (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88.

In the event that the 20-Day VWAP, as defined in the Agreement, does not equal or exceed $0.70 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the shares to be converted on the following conversion date.

The First Follow-on Closing occurred on September 21, 2010.  The conversion price per share for the First Follow-on Closing was $3.255245, and the Company raised gross proceeds of $2,500,000 at such First Follow-on Closing, before estimated offering expenses of approximately $270,000 which includes placement agent and attorneys’ fees.

The Second Follow-on Closing occurred on December 21, 2010. The Company raised gross proceeds of $2,500,000 at such Second Follow-on Closing, before estimated offering expenses of approximately $270,000 which includes placement agent and attorney’s fees. The first conversion of the Second Follow-on shares occurred on January 3, 2011, at a conversion price of $4.07218 per share.

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

On April 18, 2011, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside 88, LP (“Seaside”) relating to the offering and sale (the “Offering”) of up to 142,857 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $35.00 per share (the “Purchase Price”).  On April 19, 2011, Seaside purchased an initial 71,429 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”).  The First Follow-on closing occurred on July 26, 2011 at which Seaside purchased the remaining 71,429 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).  11,429 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price of $2.737 per share

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

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

In December 10, 2010, the Company filed a Form S-8 Registration Statement related to the issuance of 14,286 shares of the Company’s $0.001 par value common stock, pursuant to a consulting agreement.  The Company issued such shares on or about December 10, 2010, and recorded a consulting expense of $64,000.

Fiscal Year Ending June 30, 2012 Transactions

On November 2, 2011, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 142,857 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”) at the purchase price of $35.00 per share (the “Purchase Price”). On November 2, 2011, Seaside purchased an initial 71,429 shares of the Series B Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Seaside purchased the remaining 71,429 shares of the Series B Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”). 11,429 shares of the Series B Preferred Stock automatically converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at each of the Initial Closing and the Subsequent Closing and every fourteenth day thereafter at a conversion price equal to the Purchase Price divided by the lower of (i) the daily volume weighted average of actual trading prices of the Common Stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a conversion date multiplied by 0.85 and (ii) the VWAP for the trading day immediately prior to a conversion date multiplied by 0.88. In the event that the conversion price does not equal or exceed $0.70 (the “Floor”), as calculated with respect to any subsequent conversion date, then such conversion will not occur and the shares not converted on that date will be added to the conversion on the following conversion date.

The Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing. Additionally, the Company has agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the Series B Preferred Stock under the Agreement.

The conversion price per share for the Initial Closing was $0.223307, and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees. The conversion price per share for the Subsequent Closing was $0.15936 and the Company raised gross proceeds from the offering of $2,500,000, before estimated offering expenses of approximately $200,000 which includes placement agent and attorneys’ fees.

On June 28, 2012, the Company entered into an additional Securities Purchase Agreement (the “Agreement”) with Seaside, relating to the offering and sale (the “Offering”) of up to 1,429 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $3,500.00 per share (the “Purchase Price”). On June 28, 2012, Seaside purchased an initial 714 shares of the Series C Preferred Stock for an aggregate purchase price of $2,500,000 (the “Initial Closing”). Following the Initial Closing, Seaside will purchase the remaining 714 shares of the Series C Preferred Stock for the purchase price of $2,500,000 (the “Subsequent Closing”).

The conversion price per share for the Initial Closing of the Series C Preferred Stock was $.14052 and the Company raised gross proceeds from the offering of $2,500,000 before estimated offering expenses of approximately $200,000, which includes placement agents and attorneys’ fees.

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

Unregistered Securities

In August, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $5.166 per share. These warrants, if not exercised, will expire in August, 2014.  The fair value of these warrants in the amount of $45,000 was recorded as consulting expense

In November, 2010, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $6.335 per share. These warrants, if not exercised, will expire in October, 2014.  The fair value of these warrants in the amount of $50,800 was recorded as consulting expense.

On November 1, 2010 the Company authorized the issuance of 8,572 shares of its Series A Convertible Preferred Stock $.001 par value with a restrictive legend pursuant to a consulting agreement and recorded a consulting expense of $53,935.

On December 10, 2010 the Company authorized the issuance of 7,143 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 7,143 warrants issued pursuant to a prior year private placement.

On February 4, 2011 the Company authorized the issuance of 7,143 shares of its $.001 par value common stock with a restrictive legend for $25,000 upon the exercise of 7,143 warrants issued pursuant to a prior year private placement

In February, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $5.145 per share. These warrants, if not exercised, will expire in February, 2015.  The fair value of these warrants in the amount of $54,000 was recorded as consulting expense.

In March, 2011 the Company authorized the issuance of 71,429 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $316,250.

In March, 2011 the Company authorized the issuance of 169,643 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $1,418,563.

On April 10, 2011 the Company authorized the issuance of 2,858 shares of its $.001 par value common stock with a restrictive legend for $10,000 upon the exercise of 2,858 warrants issued pursuant to a prior year private placement.

In May, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $5.712 per share. These warrants, if not exercised, will expire in May, 2015.  The fair value of these warrants in the amount of $50,400 was recorded as consulting expense.

In August, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $4.935 per share expiring in February, 2015.  These warrants were valued at $56,400 and recorded as consulting expense.

In November, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $3.318 per share expiring in November, 2015.  These warrants were valued at $56,400 and recorded as consulting expense.

In February, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $3.815 per share expiring in February, 2016.  These warrants were valued at $51,000 and recorded as consulting expense.

In March, 2012 the Company authorized the issuance of 169,643 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $634,407.

In March, 2012 the Company authorized the issuance of 71,429 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $181,874.

In May, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $2.765 per share expiring in May, 2016.  These warrants were valued at $47,400 and recorded as consulting expense.

In June , 2012, the Company's Board of Directors authorized the issuance of 2,858 shares of its Series A Preferred stock with a restrictive legend pursuant to a Consulting Agreement and recorded a recorded an expense of $ 3,287.

In June, 2012 the Company authorized the issuance of 300,000 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend as additional stock based compensation for successful prosecution of the Company’s Patent applications and recorded an expense of $345,172.

For the year ended June 30, 2012, the Company's Board of Directors authorized the issuance of 26,624 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $72,000.

In August, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $2.38 per share expiring in August 2016.  These warrants were valued at $40,800 and recorded as consulting expense.

In November 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $1.995 per share expiring in November 2016.  These warrants were valued at $34,200 and recorded as consulting expense.

On February 1, 2013, the Registrant consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation.

On February 1, 2013, the Company authorized the issuance of 571,429 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures and recognized a charge for interest expense of $665,497.

In February 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $1.855 per share expiring in February 2017.  These warrants were valued at $31,800 and recorded as consulting expense.

In March, 2013, the Company authorized the issuance of 71,429 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $60,000.

In March, 2013, the Company authorized the issuance of 169,643 shares of its Series A Convertible Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $445,044.

For the year ended June 30, 2013, the Company's Board of Directors authorized the issuance of 42,979 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $84,960.

For the year ended June 30, 2013, the Company's Board of Directors authorized the issuance of 8,520 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $18,750.

Note 10 - Stock Options and Warrants

Stock Options

In September 2005, 142,857 stock options were granted to Eugene Seymour, our CEO under an employment agreement.  Of these options, 71,429 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vested annually on January 1, 2007 and 2008 in two equal amounts.

In September 2005, 285,715 stock options were granted to Anil Diwan, our Chairman and President under an employment agreement.  Of these options, 95,238 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vested annually on January 1, 2007 and January 1, 2008 in two equal amounts.

In September 2005, 142,857 stock options were granted to Leo Ehrlich, our former CFO under an employment agreement. Of these options, 71,429 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vest annually in two equal amounts.   On May 16, 2007, Leo Ehrlich resigned as the Company's Chief Financial Officer. At time of his resignation 107,143 options were vested and are exercisable from September 2005 until September 2015.The remaining options were forfeited.

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

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Issuance ($)
Outstanding at June 30, 2007	535,715	$0.35	8.25	$439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	535,715	0.35	7.25	$439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	535,715	35	6.24	439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	535,715	0.35	5.24	439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2011	535,715	0.35	4.24	439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2012	535,715	0.35	3.23	439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2013	535,715	0.35	2.23	439,286

As of June 30, 2013 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2007	770,000	6.825	1.94	$-
Granted	480,000	3.50	2.25	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2008	1,250,000	$5.53	1.49	-
Granted	1,138,115	4.97	2.67	-
Exercised	265,786	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2009	2,122,329	5.355	1.78	-
Granted	1,529,300	3.50	1.67	-
Exercised	443,929	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2010	3,207,700	4.06	1.90	-
Granted	65,715	1.67	1.47	-
Exercised	10,000	-	-	-
Expired		-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2011	3,263,415	4.095	0.95	-
Granted	68,572	3.71	2.50	-
Exercised		-	-	-
Expired		-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2012	3,331,987	4.06	1.69	-
Granted	68,572	2.17	3.51	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2013	3,400,559	4.025	0.86	-

Of the above warrants, 3,194,843 expire in fiscal year ending June 30, 2014; 68,572 expire in fiscal year ending June 30, 2015; and 68,572 expire in fiscal year ended June 30, 2016; and 68,572 expire in fiscal year ending June 30, 2017.

Note 11 - Income Tax Provision

Deferred Tax Assets

Deferred tax assets arise from the temporary differences between financial statements and income tax recognition of net operating losses. The net operating loss carry-forwards will begin to expire in the year 2017 if not utilized. Utilization of the Company's net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2013 the Company accumulated a tax loss of $27,089,177 resulting in a deferred tax benefit of approximately $14,032,233, which has been offset by a full valuation allowance.

The following is reconciliation of income tax expense (benefit):

	June 30, 2013	June 30, 2012	June 30, 2011
Net operating loss carry-forwards	$6,845,928	$4,283,519	$3,660,808
Research and development credit	5,390,274	2,764,875	1,857,717
Other	1,796,031	1,701,915	947,815
Gross deferred tax assets	14,032,233	8,750,309	6,466,340
Valuation allowances	(14,032,233)	(8,750,309)	(6,466,340)
Deferred tax assets, net	$-	$-	$-

During the fiscal year ended June 30, 2013, 2012 and 2011, the valuation allowance increased by $5,281,924, $2,206,785, and $2,283,969, respectively.

During the fiscal years ended on June 30, 2013, 2012, and 2011 the Company recognized no refundable Research and Development tax credit.

Note 12 – Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 13 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expires in February 28, 2011, and is now on a month-by-month basis.

Total rent expense amounted to $102,030, $110,633 and $101,840 for the fiscal year ended June 30, 2013, 2012 and 2011, respectively.

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company will be required to answer the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company intends to vigorously defend this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

The Company has been advised that a Shareholder Derivative complaint had been filed in the United States District Court for the District of Colorado on or about July 15, 2013 by the same Plaintiff that has filed the repetitive complaints in the Nevada action as set forth in the preceding paragraph (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.).  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default has been filed against the Company, which the Company anticipates will be vacated shortly. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and, if served, the Company intends to defend this action vigorously. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

Officers’ Compensation

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board.  Both agreements provide a minimum annual base salary of $250,000 for a term of four (4) years. In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange.

As additional compensation under the employment agreements, the Company issued 71,429 shares of the Company’s Series A Convertible Preferred Stock and shall issue an additional 71,429 shares of Series A Convertible Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Convertible Preferred Stock and 35,715 shares of common stock, and will issue an additional 26,786 shares of Series A Convertible Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock, and will issue an additional 35,715 shares of common stock on each anniversary date of the agreement.

On May 30, 2013, the Company entered into an employment agreement with Meeta Vyas to serve as its Interim Chief Financial Officer.  The employment agreement provides for a base salary of $9,000 per month and 2,572 shares of Series A Convertible Preferred Stock, also on a monthly basis.

License Agreements

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

Note 14 - Subsequent Events

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

1.	In accordance with the Registrant’s reverse stock split on a 1 for 3.5 basis, effective September 10, 2013, the Registrant filed a Certificate of Change to its Articles of Incorporation pursuant to Section 78.209 of the Nevada Revised Statutes (the “Amendment”) on September 3, 2013. The Amendment effectuated a reverse stock split of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) by simultaneously decreasing the number of the Registrant’s authorized and outstanding capital stock on a basis of 1 for 3.5 shares (the “Split”). Accordingly, upon effectiveness of the Split, the Registrant’s authorized capital stock shall consist of (i) 85,714,286 shares of Common Stock and (ii) 5,714,286 blank check preferred shares, par value $0.001 (the “Preferred Stock”), of which approximately 46,854,239 shares of Common Stock and 2,820,572 shares of Preferred Stock shall be outstanding.

The Registrant elected to effectuate the Split in order that the price of the Common Stock qualify for listing on a national securities exchange. The Amendment was unanimously approved by the Board of Directors so that the Common Stock would comply with such listing requirement

2.	On September 9, 2013, NanoViricides Inc. entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $3.50 (“Purchase Price”) per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”) The Warrants are exercisable immediately and expire five years after issuance.

On September 12, 2013, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $668,540, which includes placement agent and attorneys’ fees.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) representing two percent of the Shares and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of six months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing.

3.	On September 25, 2013,the Company’s Common Stock began trading on the NYSE MKT.

