Form 10-K/A
period 2013-06-30
NANOVIRICIDES, INC.
filed 2013-10-08
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C .   20549

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

Explanatory Note: The primary purpose of this Amendment to the Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for NanoViricides, Inc. (the “Registrant”), filed with the Securities and Exchange Commission on September 30, 2013 (the “Form 10-K”), is to provide the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL.

In addition, the Registrant corrected one reference in the Balance Sheet to the number of authorized shares of the Registrant’s authorized common stock prior to the Registrant’s reverse split on a 1 for 3.5 basis. The revision did not affect any of the financial statements or the notes thereto.

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

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants will have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2013, the SAB was granted a total of 68,572 stock warrants exercisable into common shares at prices from $ 0.1.86 to $ 2.42 per share.

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

ITEM 15 . EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation, as amended, of the Registrant
3.2*	By-laws of the Registrant

4.1*	Specimen Stock Certificate of the Registrant
4.2*	Series A Convertible Debenture
4.3*	Form of Warrant
10.1*	Share Exchange Agreement between NanoViricide, Inc. and the Registrant
10.2*	Employment Agreement Eugene Seymour
10.3*	Employment agreement Anil Diwan
10.4*	Employment agreement Leo Ehrlich
10.5*	Form of Scientific Advisory Board Agreement
10.6*	Amended License Agreement with TheraCour Pharma, Inc.
10.7*	Lease with landlord
10.8*	Form of First Subscription Agreement
10.9*	Form of Second Subscription Agreement
10.10*	Code of Ethics
10.11*	Amended Agreement #2 with TheraCour Pharma, Inc.
10.12*	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on November 14, 2006, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 8, 2013

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

October 8, 2013
/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Director
(Principal Executive Officer)

October 8, 2013	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

October 8, 2013	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Interim Chief Financial Officer (Principal Accounting Officer)

October 8, 2013	/s/ Milton Boniuk
Name: Milton Boniuk
Title: Director

October 8, 2013	/s/ Mukund Kulkarni
Name: Mukund Kulkarni
Title: Director

October 8, 2013	/s/ Stanley Glick
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

/s/ Li and Company, PC

Skillman, New Jersey

September 30, 2013

NanoViricides, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2013	June 30, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,923,245	$14,274,985
Prepaid expenses	598,380	314,174

Total Current Assets	14,521,625	14,589,159

PROPERTY AND EQUIPMENT
Property and equipment	1,505,648	1,440,717
Accumulated depreciation	(1,036,752)	(825,875)

Property and equipment, net	468,896	614,842

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(41,921)	(33,147)

Trademark and patents, net	417,033	425,807

SECURITY DEPOSIT	1,000,000	-

Total Assets	$16,407,554	$15,629,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$263,258	$238,358
Accounts payable – related parties	710,567	365,681
Accrued expenses	204,359	96,878
Derivative liability	-	1,078,698

Total Current Liabilities	1,178,184	1,779,615

LONG TERM LIABILITIES:
Debentures payable	3,468,073	-
Derivative liability	3,751,645	-

Total Long TermLiabilities	7,219,718	-

Total Liabilities	8,397,902	1,779,615

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock par value $0.001: 10,000,000 shares designated, 2,990,000 and 2,820,357 shares issued and outstanding, respectively	2,990	2,820
Series B Convertible Preferred stock par value $0.001: 10,000,000 shares designated, None issued and outstanding	-	-
Series C Convertible Preferred stock par value $0.001: 10,000,000 shares designated, 0 and 672 shares issued and outstanding, respectively	-	1
Common stock, $0.001 par value; 85,714,286 shares authorized; 47,026,173 and 44,460,629 shares issued and outstanding, respectively	47,026	44,460
Additional paid-in capital	46,259,420	43,227,028
Deficit accumulated during the development stage	(38,299,784)	(29,424,116)

Total Stockholders' Equity	8,009,652	13,850,193

Total Liabilities and Stockholders' Equity	$16,407,554	$15,629,808

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

