Form 10-Q
period 2013-09-30
NANOVIRICIDES, INC.
filed 2013-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Yes ☐    No ☒

The number of shares outstanding of the Company's Common Stock as of November 14, 2013 was: 50,028,701.

NanoViricides, Inc.

FORM 10-Q

2

Nanoviricides, Inc.

(A Development Stage Company)

Balance Sheets

	September 30, 2013	June 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,200,882	$13,923,245
Prepaid expenses	805,145	598,380
Other current assets	-	-

Total Current Assets	20,006,027	14,521,625

PROPERTY AND EQUIPMENT
Property and equipment	3,779,636	1,505,648
Accumulated depreciation	(1,089,471)	(1,036,752)

Property and equipment, net	2,690,165	468,896

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(44,114)	(41,921)

Trademark, net	414,840	417,033

SECURITY DEPOSIT	2,000,000	1,000,000

Total Assets	$25,111,032	$16,407,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$408,058	$263,258
Accounts payable – related parties	1,139,825	710,567
Accrued expenses	319,612	204,359

Total Current Liabilities	1,867,495	1,178,184

Debentures payable	3,603,554	3,468,073
Derivative liability	7,888,736	3,751,645

Total Long Term Liabilities	11,492,290	7,219,718

Total Liabilities	13,359,785	8,397,902

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 2,990,000 shares designated, 2,990,000 shares issued and outstanding	2,990	2,990
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0, and 0 shares issued and outstanding, respectively	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 85,714,285 shares authorized; 50,028,701 and 47,026,173 shares issued and outstanding, respectively	50,029	47,026
Additional paid-in capital	56,270,792	46,259,420
Deficit accumulated during the development stage	(44,572,564)	(38,299,784)

Total Stockholders' Equity	11,751,247	8,009,652

Total Liabilities and Stockholders' Equity	$25,111,032	$16,407,554

See accompanying notes to the financial statements

F-3

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			For the Period from
	For the Three Months	For the Three Months	May 12, 2005
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Research and development	$1,174,221	$1,209,818	$23,978,281
Refund credit research and development costs	-	-	(420,842)
General and administrative	714,561	381,167	13,729,409

Total operating expenses	1,888,782	1,590,985	37,286,848

LOSS FROM OPERATIONS	(1,888,782)	(1,590,985)	(37,286,848)

OTHER INCOME (EXPENSE):
Interest income, net	9,560	33,303	277,258
Interest expense	(120,986)	-	(298,024)
Discount on convertible debentures	(135,481)	-	(1,123,914)
Beneficial conversion feature of convertible debentures	-	-	(713,079)
Change in fair market value of derivatives	(4,137,091)	(246,273)	(5,427,957)

Other income (expense), net	(4,383,998)	(212,970)	(7,285,716)

LOSS BEFORE INCOME TAXES	(6,272,780)	(1,803,955)	(44,572,564)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(6,272,780)	$(1,803,955)	$(44,572,564)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.13)	$(0.04)

Weighted average common shares outstanding
- basic and diluted	47,672,029	41,305,842

See accompanying notes to the financial statements

F-4

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the Fiscal Year Ended June 30, 2013, 2012 and 2011

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

Balance, June 30, 2009	-	$-	-	$-		$		125,299,457	$125,299	$14,455,778	$(100,000)	$(11,995,535)	$2,485,542

Collection of stock subscription receivable											100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009								7,576	8	4,992			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009								8,485	8	5,592			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009										41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009								6,512	7	4,993			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009								5,814	6	5,594			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009								6,292	6	5,594			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009								5,618	6	4,994			5,000
Payment of Finder's Fee										(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009								2,675,000	2,675	1,334,825			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009								3,759,800	3,760	1,876,140			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009								35,088	35	19,965			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009								12,500	13	7,050			7,063
Warrants issued for commissions, October 26, 2009										3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009								6,859	7	4,993			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009								7,682	8	5,592			5,600
Common shares issued upon conversion of Warrants, November 10, 2009								10,000	10	1,430			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009										39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009								32,500	33	25,167			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009								5,814	6	4,994			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009								9,767	10	8,390			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009								9,917	10	8,390			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009								5,903	6	4,994			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010								4,794	5	4,995			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010										40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	7,000,000	7,000											7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010								4,562	5	4,995			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010								125,000	125	156,125			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010								125,000	125	156,125			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250								513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	250,000	250								513,573			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	93,750	94								192,590			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010								1,000	1	1,249			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010								3,529	4	4,996			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences								39,625	40	31,660			31,700

Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010								2,396	2	4,998			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			500,000	500						4,999,500			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010										(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010										(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares										(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010								319,331	319				319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(60,000)	(60)									(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010										128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010										82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010								398,189	398				398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, May 26, 2010										(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010								10,300	10	16,867			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010										151,852			151,852
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010								2,400	2	4,998			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010								195,000	195	194,805			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010								426,721	427				427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, June 9, 2010										(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010								10,366	10	14,565			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010										149,364			149,364
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010								11,300	11	19,989			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010								2,000	2	3,538			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010								377,905	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, June 23, 2010										(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010								7,731	7	12,268			12,275
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010										120,254			120,254
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010								2,738	2	4,998			5,000

Net loss												(4,744,208)	(4,744,208)

Balance, June 30, 2010	7,593,750	7,594	260,000	260				133,980,471	133,981	23,116,612	-	(16,739,743)	6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010								397,088	397				397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, July 7, 2010										(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010								6,061	6	9,967			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010										116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010								463,177	463				463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, July 21, 2010										(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010								5,794	6	7,665			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010										113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010								3,086	3	4,997			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010								526,916	527				527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, August 4, 2010										(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010								4,716	5	5,365			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010										104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010										45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010								606,367	606				606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)									(60)
Dividend paid to Seaside 88, LP, August 18, 2010										(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010								3,101	3	3,065			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010										104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010								4,032	4	4,996			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010								215,332	215				215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)									(20)
Dividend paid to Seaside 88, LP, September 1, 2010										(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010								766	1	766			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010										34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010										(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010										(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares										(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010								430,015	430				430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010										103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010								4,673	5	4,995			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010								460,346	460				460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, on October 5, 2010										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010								9,268	9	8,046			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010										103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010								452,965	453				453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, October 19, 2010										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010								7,384	7	6,514			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010										69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010								4,854	5	4,995			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30								53,903			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010								461,313	461				461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 2, 2010										(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010								5,751	6	4,980			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010										69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010										55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010								345,817	346				346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 16, 2010										(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010								2,984	3	3,449			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010										69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010								310,566	311				311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, November 30, 2010										(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010								1,417	1	1,917			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010										69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010								3,425	3	4,997			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010								25,000	25	24,975			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010								50,000	50	63,950			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010								90,840	91				91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)									(10)
Dividend paid to Seaside 88, LP, December 14 2010										(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010								348	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010										17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010										(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010								4,545	5	5,995			6,000
Adjustment									33				33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011								343,796	344				344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 3, 2011										(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011								7,653	8	8,896			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011										73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011								317,965	318				318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 17, 2011										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011								6,403	6	8,049			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011										70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011								356,422	356				356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, January 31, 2011										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011								5,271	5	6,516			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011										72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011								25,000	25	24,975			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011								370,017	370				370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, February 14, 2011										(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011								4,613	5	4,981			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011										71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011										54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011								405,610	406				406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011										71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, February 28, 2011										(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011								3,500	4	3,448			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011								4,902	5	5,995			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011								250,000	250	316,000			316,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	593,750	594								1,364,036			1,364,630
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011								367,274	367				367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)									(40)
Dividend paid to Seaside 88, LP, March 14, 2011										(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011								1,761	2	1,916			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011										70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011								89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)									(10)
Dividend paid to Seaside 88, LP, March 28, 2011										(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011								345	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011										17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011								4,680	5	5,995			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011								10,000	10	9,990			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011										(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011										(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares										(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011								312,163	312	(272)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011										68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011								339,726	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011										68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011										(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011								6,841	7	8,048			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011										50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011								336,501	337	(297)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011										69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011										(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011								5,438	5	6,516			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011								326,480	326	(286)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011										69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011										(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011								4,070	4	4,982			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011								4,087	4	5,996			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011								339,971	340	(300)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011										69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011										(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011								2,934	3	3,449			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011								391,850	392	(352)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011										69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011										(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011								1,741	2	1,916			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011								4,902	5	5,995			6,000

Net loss												(6,477,165)	(6,477,165)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	-		-	143,548,494	143,582	33,235,990	-	(23,216,908)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011								89,986	90				90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)									(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011										17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011										(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011								345	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250						2,499,750			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011										(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares										(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011										(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011								377,800	378				378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011										68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011								4,762	5	5,995			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011										56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011								437,187	437				437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011										69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011										(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011								8,205	8	8,047			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011								419,829	420				420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011										69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011										(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011								6,844	7	6,514			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011								5,263	5	5,995			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011								422,873	423				423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011										69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011										(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011								5,264	5	4,981			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011								427,652	428				428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)									(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011										69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011										(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011								3,691	3	3,449			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011								5,607	6	5,994			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011								514,311	514				514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011										69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011								2,270	2	1,916			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011										(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011								144,484	144				144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011										17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011								510	1	383			384
Dividend to Seaside 88, LP, paid on October 17, 2011										(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011								6,537	5	5,995			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250						2,499,750			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011										(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B										(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011										(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011								511,787	512				512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011										68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011										56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011								578,595	579				579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011										68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011								10,311	10	7,469			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011										(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011								642,735	643				643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011										68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011								10,139	10	6,511			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011										(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011								7,373	7	5,993			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011								751,315	751				751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011										68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011								8,798	9	4,977			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011										(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011								796,785	798				798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011										68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011								6,818	7	3,443			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011										(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011								9,403	9	5,991			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012								788,053	788				788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10,2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012										69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012								3,742	4	1,914			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012										(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012								208,546	209				209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012										69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012								786		383			384
Dividend to Seaside 88, LP, paid on January 24, 2012										(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012								10,367	10	5,990			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			250,000	250						2,499,750			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012										(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B										(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012										(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012								717,142	717				717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012										68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012										51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012								576,062	576				576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012										68,424			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012								11,600	12	7,467			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012										(7,479)			(7,479)
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012								7,767	8	5,992			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012								250,000	250	181,624			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	593,750	594								633,814			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012								628,289	628				628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012										68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012								10,242	10	6,511			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012										(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012								635,991	636				636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012										68,862			68,862
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012								7,812	8	4,978			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012										(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012								7,728	8	5,992			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012								661,496	661				661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012										69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012								5,709	6	3,446			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012										(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012								785,453	785				785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(40,000)	(40)									(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012										69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012								3,579	4	1,914			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012										(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012								9,547	9	5,990			5,999
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012								198,354	199				199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(10,000)	(10)									(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012										69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012										47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012								754	1	383			384
Dividend to Seaside 88, LP, paid on May 2, 2012										(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012								8,962	9	5,991			6,000
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					2,500		3			2,499,997			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012										(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C										(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012										(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	10,000	10								3,277			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012								298,472	298				298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(147)		-						-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012										63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	1,050,000	1,050								344,122			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012								9,867	10	5,990			6,000

Net loss for the year ended June 30, 2012												(6,272,780)	(6,272,780)

Balance, June 30, 2012	9,871,250	$9,872	-	$-	2,353		$3	155,612,293	$155,644	$43,108,790	$-	$(29,489,689)	$13,784,620

See accompanying notes to the financial statements

F-5

NanoViricides, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

For the period from May 12, 2005 (inception) through September 30, 2013

											Deficit
											Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued May 12, 2005 (Inception)							5,714	6	14	(20)		-
Share exchange with Edot-com.com Inc., June 1, 2005							(5,714)	(6)	(14)	20		-
Common shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005							22,857,143	22,857	(22,837)	(20)		-
Common shares outstanding Edot-com.com Inc., June 1, 2005							5,714,286	5,714	(5,714)			-
Options granted in connection with reverse acquisition							-		-			-

Net loss							-		-		(66,005)	(66,005)

Balance, June 30, 2005	-	-	-	-	-	-	28,571,429	28,571	(28,551)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005							-		5,277			5,277
Legal expenses related private placement of common stock, July 31, 2006							-		(2,175)			(2,175)
Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005							-		5,302			5,302
Warrants issued to Scientific Advisory Board, August 15, 2005							-		4,094			4,094
Options issued to officers, September 23, 2005							-		87,318			87,318
Common shares issued for consulting services valued at $.081 per share, September 30, 2005							657,143	657	185,643			186,300
Common shares issued for interest on debentures, September 30, 2005							13,765	14	4,301			4,315
Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005							-		166,666			166,666
Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005							-		166,667			166,667
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005							-		45,000			45,000
Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005							-		275,000			275,000
Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005							-		49,167			49,167
Warrants issued to Scientific Advisory Board, November 15, 2005							-		25,876			25,876
Common shares and warrants issued in connection with private placement of common stock, November 28, 2005							97,143	97	169,903			170,000
Common shares and warrants issued in connection with private placement of common stock, November 29, 2005							85,715	86	149,914			150,000
Common shares and warrants issued in connection with private placement of common stock, November 30, 2005							42,857	43	74,957			75,000
Common shares and warrants issued in connection with private placement of common stock, December 2, 2005							28,571	29	49,971			50,000
Common shares and warrants issued in connection with private placement of common stock, December 6, 2005							242,857	243	424,757			425,000
Common shares issued for legal services valued at $.95 per share, December 6, 2005							5,714	6	18,994			19,000
Common shares and warrants issued in connection with private placement of common stock, December 12, 2005							214,286	214	374,786			375,000
Common shares and warrants issued in connection with private placement of common stock, December 13, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 14, 2005							14,285	14	24,986			25,000
Common shares issued in connection with debenture offering, December 15, 2005							14,286	14	48,986			49,000
Common shares and warrants issued in connection with private placement of common stock, December 20, 2005							14,285	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 29, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 30, 2005.							14,285	14	24,986			25,000
Common shares issued for interest on debentures, December 31, 2005							5,565	6	17,334			17,340
Common shares issued for consulting services valued at $1.46 per share, January 9, 2006							978	1	5,000			5,001
Warrants issued to Scientific Advisory Board, February 15, 2006							-		49,067			49,067
Warrnats issued to Scientific Advisory Board, May 15, 2006							-		51,048			51,048
Common shares issued for interest on debentures, March 31, 2005							2,263	2	22,190			22,192
Options exercised, May 31, 2006							514,286	515	89,485			90,000
Common shares and warrants issued in connection with private placement of common stock, June 15, 2006							535,714	536	1,874,464			1,875,000
Common shares issued for interest on debentures, June 30, 2006							4,122	4	22,434			22,438

Net loss											(3,284,432)	(3,284,432)

Balance, June 30, 2006	-	-	-	-	-	-	31,108,121	31,108	4,557,805	(20)	(3,350,437)	1,238,456

Common shares issued for interest on debentures, July 31, 2006							1,641	2	7,642			7,644
Common shares issued for conversion of convertible debentures, July 31, 2006							952,381	952	999,048			1,000,000
Exercise of stock warrants, July 31, 2006							57,143	57	49,943			50,000
Options issued to Scientific Advisory Board, August 15, 2006							-		30,184			30,184
Options issued to Scientific Advisory Board, November 15, 2006							-		25,888			25,888
Common shares issued for consulting services valued at $.76 per share, January 3, 2007							61,714	62	164,098			164,160
Options issued to Scientific Advisory Board, February 15, 2007							-		32,668			32,668
Options issued to Scientific Advisory Board, May 15, 2007							-		25,664			25,664
Common shares issued for consulting services valued at $1.03 per share, June 12, 2007							215	-	775			775
Common shares issued for consulting services valued at $1.15 per share, June 20, 2007							28,572	29	114,971			115,000
Common shares issued upon warrants conversion, June 20, 2007							265,714	266	619,734			620,000
Common shares issued upon warrants conversion, June 25, 2007							21,429	21	49,979			50,000
Common shares issued upon warrants conversion, June 30, 2007							85,714	86	199,914			200,000
Common shares issued for consulting services valued at $1.06 per share, June 30, 2007							8,540	9	31,791			31,800
Officers' compensation expense							-		27,062			27,062

Net loss							-		-		(3,118,963)	(3,118,963)

Balance, June 30, 2007	-	-	$-	-	-	-	32,591,184	32,592	$6,937,166	$(20)	(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board, August 15, 2007							-		14,800			14,800
Common shares and warrants issued in connection with private placement of common stock, September 21, 2007							428,571	429	749,571			750,000
Common shares issued for consulting and legal services valued at $.75 per share, September 30, 2007							7,213	7	18,393			18,400
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							928,571	929	1,624,071			1,625,000
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							71,428	71	124,929			125,000
Collection of stock subscriptions receivable, October 17, 2007							-		-	20		20
Warrants issued to Scientific Advisory Board, November 15, 2007							-		7,200			7,200
Common shares issued for consulting and legal services valued at $.49 per share, December 31, 2007							16,329	16	26,884			26,900
Options issued to officers, January 1, 2008							-		7,044			7,044
Warrants issued to Scientific Advisory Board, February 15, 2008							-		8,500			8,500
Common shares issued for consulting and legal services valued at $ .45 per share,March 31, 2008							17,585	18	27,882			27,900
Common shares issued for consulting services valued at $.39 per share, April , 2008							7,929	8	10,813			10,821
Warrants issued to Scientific Advisory Board, May 15, 2008							-		32,253			32,253
Common shares issued for consulting services valued at $1.03 per share, June 30, 2008							8,526	9	27,891			27,900

Net loss							-		-		(2,738,337)	(2,738,337)

Balance, June 30, 2008	-	-	-	-	-	-	34,077,336	$34,079	$9,617,397	$-	$(9,207,737)	$443,739

Common shares issued for consulting and legal services valued at $ 1.22 per share, July 31, 2008							1,171	1	4,999			5,000
Common shares issued for consulting services valued at $1.22 per share, July , 2008							656	1	2,799			2,800
Warrants issued to Scientific Advisory Board, August 15, 2008							-	-	47,500			47,500
Common shares and warrants issued in connection with private placement of common stock, August 22, 2008							896,000	896	3,135,104			3,136,000
Common shares issued to settle account payable							42,857	43	149,957			150,000
Payment of Finder's Fee to Biotech							-	-	(14,696)			(14,696)
Common shares issued in connection with Warrant Conversion, August 22, 2008							35,714	36	106,214			106,250
Common shares issued for legal services valued at $1.24per share, August 31, 2008							1,152	1	4,999			5,000
Common shares issued for consulting services valued at $1.24 per share, August, 2008							645	1	2,799			2,800
Common shares issued for legal services valued at $1.00 per share, September 30, 2008							1,429	1	4,999			5,000
Common shares issued for consulting services valued at $1.00 per share, September 30, 2008							1,600	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .71 per share, October 31, 2008							2,012	2	4,998			5,000
Common shares issued for consulting services valued at $.71 per share, October 31, 2008							2,254	2	5,598			5,600
Warrants issued to Scientific Advisory Board, November 15, 2008							-	-	30,500			30,500
Common shares issued for consulting and legal services valued at $ .67 per share, November 30, 2008							2,132	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, November 30, 2008							2,388	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .83 per share, December 31, 2008							1,721	2	4,998			5,000
Common shares issued for consulting services valued at $.83 per share, December 31 , 2008							1,928	2	5,598			5,600
Common shares issued for legal services valued at $ .60 per share, January 20, 2009							2,381	2	4,998			5,000
Common shares issued for consulting and legal services valued at $ .78 per share, January 31, 2009							2,132	2	4,997			4,999
Common shares issued for consulting services valued at $.78 per share, January 31, 2009							2,388	2	5,598			5,600
Common shares issued for consulting services valued at $ .70 per share, February 1, 2009							14,286	14	34,986			35,000
Warrants issued to Scientific Advisory Board, February 15, 2009							-	-	29,000			29,000
Common shares issued for consulting and legal services valued at $ .71 per share, February 28, 2009							2,012	2	4,997			4,999
Common shares issued for consulting services valued at $.71 per share, February 15, 2009							2,254	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .67 per share, March 31, 2009							1,831	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, March 31 , 2009							2,051	2	5,598			5,600
Common shares issued to acquire equipment valued at $0.79 per share							49,286	49	137,451			137,500
Common shares issued for consulting and legal services valued at $0.69 per share, April 30, 2009							2,059	2	4,998			5,000
Common shares issued for consulting services valued at $.69 per share, April 30, 2009							2,305	2	5,598			5,600
Warrants issued to Scientific Advisory Board, May 15, 2009							-	-	30,600			30,600
Common shares issued for consulting and legal services valued at $ .66 per share, May 31, 2009							2,171	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, May 31, 2009							2,432	2	5,596			5,598
Common shares issued for consulting services valued at $ .61 per share, June 30, 2009							7,063	7	14,993			15,000
Common shares issued for consulting and legal services valued at $ .56 per share, June 30, 2009							2,560	3	4,997			5,000
Shares issued for consulting services valued at $.56 per share, June 30, 2009							2,868	3	5,597			5,600
Common shares and warrants issued in connection with private placement of common stock, June 30, 2009							42,857	43	74,957			75,000
Common shares and warrants issued in connection with warrant conversion, June 30, 2009							585,914	586	1,024,764	(100,000)		925,350

Net loss							-		-		(2,787,798)	(2,787,798)

Balance, June 30, 2009	-	-	-	-	-	-	35,799,845	35,800	14,545,276	(100,000)	(11,995,535)	2,485,541

Collection of stock subscription receivable							-		-	100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009							2,165	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009							2,424	2	5,598			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009							-	-	41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009							1,861	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009							1,661	2	5,598			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009							1,798	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009							1,605	2	4,998			5,000
Payment of Finder's Fee							-	-	(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009							764,286	764	1,336,736			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009							1,074,229	1,074	1,878,826			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009							10,025	10	19,990			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009							3,571	4	7,059			7,063
Warrants issued for commissions, October 26, 2009							-	-	3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009							1,960	2	4,998			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009							2,195	2	5,598			5,600
Common shares issued upon conversion of Warrants, November 10, 2009							2,857	3	1,437			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009							-	-	39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009							9,286	9	25,191			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009							1,661	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009							2,791	3	8,397			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009							2,833	3	8,397			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009							1,687	2	4,998			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010							1,370	1	4,999			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010							-	-	40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	2,000,000	2,000					-	-	5,000			7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010							1,303	1	4,999			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	26,786	28					-	-	192,656			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010							286	-	1,250			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010							1,008	1	4,999			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences							11,321	11	31,689			31,700
Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010							685	1	4,999			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			142,857	143			-	-	4,999,857			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010							-	-	(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010							-	-	(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares							-	-	(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010							91,237	91	228			319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(17,143)	(17)			-	-	(43)			(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010							-	-	128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010							-	-	82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010							113,768	113	285			398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, May 26, 2010							-	-	(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010							2,943	3	16,874			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010							-	-	151,842			151,842
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010							686	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010							55,714	55	194,945			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010							121,920	122	305			427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 9, 2010							-	-	(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010							2,962	3	14,572			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010							-	-	149,354			149,354
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							3,229	3	19,997			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							571	1	3,539			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010							107,973	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 23, 2010							-		(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010							2,209	2	12,272			12,274
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010							-		120,249			120,249
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010							782	1	4,999			5,000

Net loss							-		-		(4,744,208)	(4,744,208)

Balance, June 30, 2010	2,169,644	2,170	74,285	75	-	-	38,280,135	38,280	23,217,895 #	-	(16,739,743)	6,518,677

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010							113,454	113	284			397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 7, 2010							-		(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010							1,731	2	9,971			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010							-		116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010							132,336	132	331			463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 21, 2010							-		(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010							1,655	2	7,669			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010							-		113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010							882	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010							150,547	151	376			527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 4, 2010							-		(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010							1,347	1	5,369			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010							-		104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010							-		45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010							173,248	173	433			606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 18, 2010							-		(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010							886	1	3,067			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010							-		104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010							1,152	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010							61,523	62	153			215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(5,714)	(6)			-		(14)			(20)
Dividend paid to Seaside 88, LP, September 1, 2010							-		(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010							219	-	767			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010							-		34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010							-		(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010							-		(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares							-		(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010							122,861	123	307			430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010							-		103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010							1,335	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010							131,499	131	329			460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, on October 5, 2010							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010							2,648	3	8,052			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010							-		103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010							129,419	129	323			452
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, October 19, 2010							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010							2,110	2	6,519			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010							-		69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010							1,387	1	4,999			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	8,571	9					-		53,924			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010							131,804	132	329			461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 2, 2010							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010							1,643	2	4,984			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010							-		69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010							-		55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010							98,805	99	247			346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 16, 2010							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010							853	1	3,451			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010							-		69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010							88,733	89	222			311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, November 30, 2010							-		(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010							405	-	1,918			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010							-		69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010							979	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010							7,143	7	24,993			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010							14,286	14	63,986			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010							25,954	26	65			91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, December 14, 2010							-		(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010							-		17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010							-		(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010							1,299	1	6,052			6,053
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011							98,227	98	246			344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 3, 2011							-		(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011							2,187	2	8,902			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011							-		73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011							90,847	91	227			318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, January 17, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011							1,829	2	8,053			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011							-		70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011							101,835	102	254			356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 31, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011							1,506	2	6,519			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011							-		72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011							7,143	7	24,993			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011							105,719	106	269			375
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, February 14, 2011							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011							1,318	1	4,985			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011							-		71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011							-		54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011							115,889	116	293			409
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011							-		71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, February 28, 2011							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011							1,000	1	3,451			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011							1,401	1	5,999			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	26,786	27					-		215,441			215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011							104,935	105	262			367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, March 14, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011							503	1	1,917			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011							-		70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, March 28, 2011							-		(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011							-		17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011							1,337	1	5,999			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011							2,857	3	9,997			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011							-		(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011							-		(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011							89,189	89	(49)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011							-		68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011							97,065	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011							-		68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011							1,955	2	8,053			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011							-		50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011							96,143	96	(56)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011							-		69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011							1,554	2	6,519			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011							93,280	93	(53)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011							-		69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011							1,163	1	4,985			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011							97,135	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011							-		69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011							838	1	3,451			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011							111,957	112	(72)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(11,428)	(12)			-		(28)			(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011							-		69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011							497	-	1,918			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011							1,401	1	5,999			6,000

Net loss							-		-		(6,477,166)	(6,477,166)

Balance, June 30, 2011	2,347,857	2,348	2,857	3	-	-	41,013,828	41,012	33,344,437	-	(23,216,909)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(2,857)	(3)			-		(7)			(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							-		17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011							-		(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							99	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							-		(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							-		(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							107,943	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							-		68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							1,361	1	5,999			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							-		56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							124,911	125	312			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							-		69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011							-		(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							2,345	2	8,053			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							119,951	120	300			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							-		69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011							-		(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							1,955	2	6,519			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							1,504	2	5,998			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							120,821	121	302			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							-		69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							1,504	2	4,984			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							122,186	122	306			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							-		69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							1,055	-	3,452			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							1,602	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							146,946	147	367			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011							-	-	69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							649	1	1,917			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							41,281	41	103			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011							-	-	17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							146	-	384			384
Dividend to Seaside 88, LP, paid on October 17, 2011							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							1,868	2	5,998			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							-	-	(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							-	-	(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							146,225	146	366			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011							-	-	68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							-	-	56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							165,313	165	414			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011							-	-	68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							2,946	3	7,476			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011							-	-	(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							183,639	184	459			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011							-	-	68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							2,897	3	6,518			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011							-	-	(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							2,107	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							214,661	215	536			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011							-	-	68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							2,514	3	4,983			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011							-	-	(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							227,653	228	570			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011							-	-	68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							1,948	2	3,448			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011							-	-	(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							2,687	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							225,158	225	563			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012							-	-	69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							1,069	1	1,917			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							59,585	60	149			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012							-	-	69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							225	-	384			384
Dividend to Seaside 88, LP, paid on January 24, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							2,962	3	5,997			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012							-	-	(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							204,898	205	512			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012							-	-	68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012							-	-	51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							164,589	165	411			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012							-	-	68,423			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							3,314	3	7,476			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012							-	-	(7,479)			(7,479)
							-	-	-
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							2,219	2	5,998			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							71,429	71	181,803			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	169,643	169					-	-	634,239			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							179,511	180	448			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012							-	-	68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							2,926	3	6,518			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012							-	-	(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							181,712	182	454			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012							-	-	68,862			68,862
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							2,232	2	4,984			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012							-	-	(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							2,208	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							188,999	189	472			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012							-	-	69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							1,631	2	3,450			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012							-	-	(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							224,415	224	561			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012							-	-	69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							1,023	1	1,917			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012							-	-	(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							2,728	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							56,673	57	142			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012							-	-	69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012							-	-	47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							215	-	384			384
Dividend to Seaside 88, LP, paid on May 2, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							2,561	3	5,997			6,000
Series A Preferred Shares amendment of valuation arising from Amendment of certificate of Designation on June 26, 2012							-	-	-			-
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					714	1	-	-	2,499,999			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C							-	-	(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012							-	-	(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	2,857	3					-	-	3,284			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							85,278	85	213			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(42)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012							-	-	63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	300,000	300					-	-	344,872			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							2,814	2	5,997			5,999

Net loss for the year ended June 30, 2012							-	-	-		(6,207,207)	(6,207,207)

Balance, June 30, 2012	2,820,357	2,820	-	-	672	1	44,460,629	44,460	43,227,028	-	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							60,685	61	151			212
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(29)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on July 12, 2012							-	-	44,190			44,190
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							5,256	5	9,021			9,026
Dividend to Seaside 88, LP, paid on July 12, 2012							-	-	(9,026)			(9,026)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							77,535	78	193			271
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(37)		-	-	-			-
Derivative Liability - Retirement of Preferred Series B on July 26, 2012							-	-	53,032			53,032
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							5,221	5	8,624			8,629
Dividend to Seaside 88, LP, paid on July 26, 2012							-	-	(8,629)			(8,629)
Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							3,117	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							80,270	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(34)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 8, 2012							-	-	51,555			51,555
Warrants issued to Scientific Advisory Board on August 15, 2012							-	-	40,800			40,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							5,391	5	8,133			8,138
Dividend to Seaside 88, LP, paid on August 8, 2012							-	-	(8,138)			(8,138)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							164,226	164	411			575
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(79)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 23, 2012							-	-	121,054			121,054
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							4,573	5	7,679			7,684
Dividend to Seaside 88, LP, paid on August 23, 2012							-	-	(7,684)			(7,684)
Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							2,956	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							218,039	218	545			763
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(126)	(1)	-	-	-			(1)
Derivative Liability - Retirement of Preferred Series C on September 5, 2012							-	-	236,481			236,481
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							3,279	3	6,622			6,625
Dividend to Seaside 88, LP, paid on September 5, 2012							-	-	(6,625)			(6,625)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							158,096	158	395			553
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(81)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on September 19, 2012							-	-	182,575			182,575
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							2,735	3	4,933			4,936
Dividend to Seaside 88, LP, paid on September 19 2012							-	-	(4,936)			(4,936)
Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							2,765	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							124,526	125	311			436
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(67)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	39,945			39,945
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							2,050	2	3,840			3,842
Dividend to Seaside 88, LP, paid on October 3, 2012							-	-	(3,842)			(3,842)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							89,006	89	223			312
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	28,413			28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							1,586	2	2,946			2,948
Dividend to Seaside 88, LP, paid on October 17, 2012							-	-	(2,948)			(2,948)
Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							4,751	5	9,995			10,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							80,385	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 31, 2012							-	-	24,955			24,955
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							1,280	1	2,312			2,313
Dividend to Seaside 88, LP, paid on October 31, 2012							-	-	(2,313)			(2,313)
Warrants issued to Scientific Advisory Board on November 15, 2012							-	-	34,200			34,200
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							1,092	1	1,755			1,756
Dividend to Seaside 88, LP, paid on November 14, 2012							-	-	(1,756)			(1,756)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							109,470	109	274			383
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on November 14, 2012							-	-	28,407			28,407
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							734	1	1,120			1,121
Dividend to Seaside 88, LP, paid on November 29, 2012							-	-	(1,121)			(1,121)
Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							3,774	4	6,996			7,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							111,628	112	279			391
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(49)		-	-	(1)			(1)
Derivative Liability - Retirement of Preferred Series C on November 29, 2012							-	-	29,302			29,302
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							309	-	468			468
Dividend to Seaside 88, LP, paid on December 13, 2012							-	-	(468)			(468)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							80,680	81	201			282
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(35)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 13, 2012							-	-	20,953			20,953
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					714		-	-	2,541,872			2,541,872
Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012							-	-	(165,000)			(165,000)
Derivative Liability - Issuance of Preferred Series C							-	-	-			-
Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012							-	-	(12,500)			(12,500)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							102,080	102	255			357
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(45)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 21, 2012							-	-	24,686			24,686
Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							4,000	4	6,996			7,000
Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							2,581	3	4,997			5,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							99,998	100	250			350
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on january 4, 2013					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 4, 2013							-	-	22,488			22,488
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on Jamuary 4, 2013							6,259	6	8,986			8,992
Dividend to Seaside 88, LP, paid on January 4,2013							-	-	(8,992)			(8,992)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							110,842	111	277			388
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 17, 2013							-	-	26,329			26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							5,714	6	8,435			8,441
Dividend to Seaside 88, LP, paid on January 17, 2013							-	-	(8,441)			(8,441)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							78,797	79	197			276
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(32)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 31, 2013							-	-	18,502			18,502
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							5,400	5	7,808			7,813
Dividend to Seaside 88, LP, paid on January 31, 2013							-	-	(7,813)			(7,813)
Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							4,082	4	6,996			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	664,926			665,497
Warrants issued to Scientific Advisory Board on February 15, 2013							-	-	31,800			31,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							5,172	5	7,371			7,376
Dividend to Seaside 88, LP, paid on February 14, 2013							-	-	(7,376)			(7,376)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							68,875	69	172			241
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(27)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on February 14, 2014							-	-	15,985			15,985
Redemption of Series C Convertible Preferred on February 26, 2013					(522)			-	(1,714,334)			(1,714,334)
Dividend to Seaside 88, LP, paid on February 26, 2013							-	-	(6,002)			(6,002)
Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							4,348	4	6,996			7,000
Derivative Liability - Redemption of Preferred Series C on February 26, 2013							-	-	42			42
Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							71,428	71	59,929			60,000
Series A Preferred Shares issued for employee stock compensation, March 1, 2013	169,643	170					-	-	444,874			445,044
Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							3,077	3	6,997			7,000
Shares issued to a Director for services rendered at $0.53 per share on March 31, 2013							1,348	2	2,498			2,500
Shares issued for consulting and legal services rendered at $0.48 per share on April 1, 2013							569	1	959			960
Shares issued for consulting and legal services rendered at $0.49 per share on April 30, 2013							3,175	3	6,997			7,000
Warrants issued to Scientific Advisory Board on May 15, 2013							-	-	34,800			34,800
Shares issued for consulting and legal services rendered at $0.46per share on May 31, 2013							3,333	3	6,997			7,000
Shares issued for consulting and legal services rendered at $0.65 per share on June 30, 2013							3,030	3	6,993			6,996
Shares issued for Directors fees at $0.70 pershare on June 30, 2013							4,592	5	11,245			11,250
												-
Net loss for the year ended June 30, 2013								-	-		(8,875,668)	(8,875,668)

Balance, June 30, 2013	2,990,000	2,990	-	-	-	-	47,026,173	47,026	46,259,420	-	(38,299,784)	8,009,652

Shares issued for consulting and legal services rendered at $1.93 per share on July 31, 2013							3,627	4	6,996			7,000
Warrants issued to Scientific Advisory Board on August 15, 2013							-	-	106,050			106,050
Shares issued for consulting and legal services rendered at $2.03 per share on August 31, 2013							3,449	4	6,996			7,000
Common shares and warrants issued in connection with private placement of common stock, September 10, 2013							2,945,428	2,945	10,306,051			10,308,996
Costs associated with sale of Securities									(113,696)			(113,696)
Warrants issued for commissions, September 10, 2013							-	-	113,696			113,696
Placement Agents Fees related to sale of Common shares and Warrants on September 10, 2013							-	-	(618,545)			(618,545)
Common shares issued to round up fractional shares resulting from reverse split							5,940	6	(6)			-
Common Shares issued in connection with warrant conversion, September 25, 2013							35,357	35	185,589			185,624
Shares issued for consulting and legal services rendered at $2.17 per share on September 30, 2013							3,226	3	6,997			7,000
Shares issued for Directors fees at $2.04 pershare on September 30, 2013							5,501	6	11,244			11,250
												-
Net loss for the three months ended September 30, 2013								-	-		(6,272,780)	(6,272,780)

Balance, September 30, 2013	2,990,000	2,990	-	-	-	-	50,028,701	50,029	56,270,792	-	(44,572,564)	11,751,247

See accompanying notes to the financial statements

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			For the Period from
	For the Three Months	For the Three Months	May 12, 2005
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,272,780)	$(1,803,955)	$(44,572,564)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license		-	7,000
Preferred shares issued as compensation		-	2,648,241
Common shares and warrants issued for services	32,250	18,000	3,593,327
Common shares issued for interest			665,497
Warrants granted to scientific advisory board	106,050	40,800	1,312,888
Amortization of deferred compensation		-	121,424
Depreciation	52,719	52,719	1,089,471
Amortization	2,193	2,193	44,113
Change in fair value of derivative liability	4,137,091	246,273	5,427,963
Amortization of deferred financing expenses		-	51,175
Discount convertible debentures	135,481	-	209,411
Beneficial conversion feature of convertible debentures		-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(206,765)	(124,167)	(797,145)
Other current assets		-	(8,001)
Deferred expenses		-	(2,175)
Accounts payable - trade	144,802	146,008	752,440
Accounts payable - related parties	429,258	75,430	1,139,825
Accrued expenses	115,253	1,379	319,610
Accrued payroll to officers and related payroll tax expense		-	-

NET CASH USED IN OPERATING ACTIVITIES	(1,324,448)	(1,345,320)	(27,284,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	(1,000,000)		(2,000,000)
Purchase of property and equipment	(2,273,989)		(3,779,637)
Purchase of trademark	-		(458,955)

NET CASH USED IN INVESTING ACTIVITIES	(3,273,989)	-	(6,238,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures			6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net			19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net		-	2,835,963
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	9,690,450	-	20,987,198
Proceeds from exercise of stock options		-	90,000
Proceeds from exercise of warrants	185,624	-	3,348,214
Collection of stock subscriptions received		-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,876,074	-	52,723,895

NET CHANGE IN CASH	5,277,637	(1,345,320)	19,200,882

Cash at beginning of period	13,923,245	14,274,985	-

Cash at end of period	$19,200,882	$12,929,665	$19,200,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$32,250	$18,000	$12,011,052
Common stock for interest
Preferred stock issued as compensation		-	3,621,782
Stock options issued to the officers as compensation		-	121,424
Stock warrants granted to scientific advisory board	106,050	50,800	1,171,288
Stock warrants granted to brokers	113,696	-	117,259
Common stock issued for interest on debentures		-	73,930
Shares of common stock issued in connection with debenture offering		-	49,000
Common stock issued upon conversion of convertible debentures		-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock			20,320,630
Common stock issued upon conversion of Series C Preferred Stock		-	298,472
Common stock issued for dividends on Series B Preferred Stock			234,508
Common stock issued for dividends on Series C Preferred Stock
Debt discount related to beneficial conversion feature of convertible debt		-	713,079
Stock Warrants issued in connection with Private Placement		-	7,681,578
Common stock issued for accounts payable		-	175,020
Common stock issued for equipment		-	137,500

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2013 AND 2012

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

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 2,000,000 shares were valued at the par value of $2,000(adjusted for the reverse split).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management,   considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on September 30, 2013.

For a summary of significant accounting policies (which have not changed from June 30, 2013), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended September 30, 2013	For the Fiscal Year Ended June 30, 2012

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.10 per share expiring ten (10) years from the date of issuance	535,714	535,714

Sub-total: stock options	535,714	535,714

Warrants

Warrants issued from June 15, 2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28, 2014	513,143	513,143

Warrants issued on August 22, 2008 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28, 2014	466,486	466,486

Warrants issued from June 15, 2008 through May 15,2010 to SAB for services with an exercise price from $2.45 to $9.38 per share expiring February 28, 2014	211,429	211,429

Warrants issued on June 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	568,771	568,771

Warrants issued on September 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	1,437,871	1,437,871

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price ranging from $5.15 to $6.34 per share expiring fiscal year ending June 30, 2015	65,714	65,714

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price ranging from $2.80 to $4.94 per share expiring fiscal year ending June 30, 2016	68,571	68,571

Warrants issued from August 16, 2012 to May 15, 2013 to SAB for services with an exercise price ranging from $1.89 to $5.88 per share expiring fiscal year ending June 30, 2017	68,571	68,571

Warrants issued on September 10, 2013 to investors with an exercise price of $5.25 per share expiring February 28, 2018 less Warrants exercised on September 25, 2013	2,910,071	-

Warrants issued on August 15, 2013 to SAB for services with an exercise price of $5.17 per share expiring on August 15, 2017	21,000	-

Warrants issued on September 10, 2013 to Placement Agents as commissions	58,910	-
Sub-total: warrants	6,390,537	3,867,699
Total potentially outstanding dilutive common shares	6,926,251	3,936,270

In addition the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the Debentures is payable in restricted shares of the Company’s $0.001 par value common stock or in warrants, according to the terms of the Debenture.

At September 30, 2013 the estimated number of potentially dilutive shares of the Company’s common stock into which these Debentures can be converted is 1,132,000 based upon the Selling price of the Company’s common stock on September 30, 2013. At September 30, 2013 the estimated number of potentially dilutive shares of the Company’s common stock arising from the payment of a portion of the future interest to be paid on the debentures in common shares or warrants is 1,132,000.

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

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2013 the Company had cash and cash equivalents of $19,200,882. The Company has sufficient capital to continue its business, at least, through September 30, 2015, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities.

On February 1, 2013 the Company consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the market price per share of Common Stock on the date of convergence.

On September 9, 2013, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $3.50 (“Purchase Price”) per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”) The Warrants are exercisable immediately and expire five years after issuance. On September 12, 2013, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before Offering costs of approximately $618,540, which includes placement agent and attorneys’ fees. On September 25, 2013 certain of the warrant holders exercised Warrants to purchase 35,357 shares of common stock at $5.25 per share for a total exercise price of $185,624.25.

As a result of the successful sale of the Company’s Common Shares, management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, September 30, 2015 at current rate of expenditures.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $44,572,564 at September 30, 2013 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2013 and 2012 and a cash and cash equivalent balance of $19,200,882 at September 30, 2013, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

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

On February 15, 2010, the Company executed an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies developed by TheraCour for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to seven million shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of four shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of four votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The issuance of the 2,000,000 shares was valued at their par value or $2,000.

TheraCour Pharma, Inc. may terminate these licenses upon a material breach by us as specified in the agreement.

Development costs charged by and paid to TheraCour were $610,075 and $948,026 for the three months ended September 30, 2013, and 2012, respectively and $9,215,125 since inception. As of September 30, 2013, pursuant to its license agreement, the Company has paid a security advance of $774,008 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through September 30, 2013.

Anil R. Diwan, President, and a director of the Company, is also a Director and President of TheraCour. Dr. Diwan owns approximately 70% of the common stock of TheraCour, which itself owns approximately 17.79% of the Common stock of the Company.

TheraCour owns 8,333,434 shares of the Company’s outstanding common stock as of September 30, 2013.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct preclinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non-executive position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the three months ended September 30, 2013, and 2012, were $247,660 and $561,618  respectively..

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

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	September 30, 2013	June 30, 2013
TheraCour Pharma, Inc.	$774,008	$546,783
Prepaid Others	31,137	51,597
	$805,145	$598,380

Note 6 – Equity Transactions

In accordance with the Registrant’s reverse stock split on a 1 for 3.5 basis, effective September 10, 2013, the Registrant filed a Certificate of Change to its Articles of Incorporation pursuant to Section 78.209 of the Nevada Revised Statutes (the “Amendment”) on September 3, 2013. The Amendment effectuated a reverse stock split of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) by simultaneously decreasing the number of the Registrant’s authorized and outstanding capital stock on a basis of 1 for 3.5 shares (the “Split”). Accordingly, upon effectiveness of the Split, the Registrant’s authorized capital stock shall consist of (i) 85,714,285 shares of Common Stock and (ii) 5,714,286 blank check preferred shares, par value $0.001 (the “Preferred Stock”), of which approximately 50,028,701 shares of Common Stock and 2,990,000 shares of Preferred Stock shall be outstanding. All share amounts and per share amounts have been restated to reflect this reverse stock split. In conjunction with the reverse stock split, the Company’s Board of Directors authorized the issuance of 5,940 shares of the Company’s common stock to round up fractional shares resulting from the reverse stock split.

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

On September 12, 2013, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

September 9, 2013

Expected life (year)	5

Expected volatility	78.39%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.39%

The estimated relative fair value of the warrants issued in conjunction with the aforesaid offering was $4,068,343 at the date of issuance using the Black-Scholes Option Pricing Model.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of six months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing. Upon issuance of the commission warrants , the company recognized Costs associated with the sale of securities ( a capital item ) of $113,696 and a corresponding increase in additional paid in capital of $113,696.

On September 25, 2013, the Company’s Common Stock began trading on the NYSE MKT.

Unregistered Securities

In August, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 21,000 shares of common stock at $5.17 per share expiring in August ,2017.  These warrants were valued at $106,050 and recorded as consulting expense.

In September, 2013, the Company’s Board of Directors authorized the issuance of Warrants to Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”) to purchase a total of 58,910 shares of common stock at $5.25 per share expiring in September, 2018.  These warrants were valued at $113,696 and recorded as Placement Agents Fees related to the sale of Common Shares and Warrants on September 10, 2013.

For the three months ended September 30, 2013, the Company's Board of Directors authorized the issuance of 10,311 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

For the three months ended September 30, 2013, the Company's Board of Directors authorized the issuance of 5,501 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

Note 7 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $26,085 and $26,085 for the three months ended September 30, 2013 and 2012, respectively.

On February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, LLC, a Connecticut Limited Liability Company (“Inno-Haven”), to lease for a four-year term a 18,000 square foot building located at 1 Controls Drive, Shelton, Connecticut (the “Leased Premises”) to be suitable for laboratory and GMP clean room drug manufacturing. Inno-Haven is controlled by Anil Diwan, the Company’s founder, President and Chairman and controlling shareholder of TheraCour Pharma, Inc., the Company’s principal shareholder (“TheraCour”). The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the laboratory and GMP clean room, and which would contain definitive terms regarding rent, taxes, utilities, maintenance and other, similar items. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for shares of its restricted Common Stock, provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The Company shall file a registration statement within ninety (90) days of a closing of a Loan (a “Closing”) to cover such Registrable Shares and use its best efforts to have such registration statement declared effective no later than one hundred eighty (180) days following the Closing, and keep such registration statement effective until the termination of the respective collateral agreement. The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral.

Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013 The Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. The value of the Collateral Shares shall be determined every three months and, in the event that the current number of shares of the Common Stock is less than $1,000,000, Inno-Haven may deposit, and the Company shall register, additional shares to equal the aforesaid $1,000,000. Alternatively, Inno-Haven may deposit cash equal to the difference between $1,000,000 and the value of the Collateral Shares. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of September 30, 2013 the Company has utilized approximately $1.1 million for specific fixtures and improvements it required.

Total rent expense paid to Inno-Haven during this period amounted to $-0- for the three months ended September 30, 2013 and $-0- since February 11, 2013.

Legal Proceedings

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, the Second Amended Complaint sought to compel inspection of the Company’s books and records, sought injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Second Amended Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company filed its answer to the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company intends to vigorously defend this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraphs (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.) filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado .  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default was filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and the Company intends to defend this action vigorously. The Company intends to move the District Court to dismiss the action in its entirety Though consequential and punitive damages are claimed, no facts have been submitted to support such claim. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation.

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

On October 22, 2013, the Company’s filed a Form DEF 14A Notice of Annual Meeting of the Stockholders to be held December 9, 2013 and filing of a Proxy Statement.

PART I

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 2013. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

ITEM I: BUSINESS

Organization and Nature of Business

NanoViricides, Inc. is a leading company in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting host cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody.

The Company develops its drugs, that we call nanoviricide® using a platform technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. To accomplish this, we have developed a polymeric micelle structure composed of PEG and fatty acids, that is designed to create a surface like the cell membrane, with the fatty acids going inside of the micelle. On this surface, we attach, at regular intervals, virus-binding ligands. The virus is believed to be attracted to the nanomicelle by these ligands, and thereby binds to the nanoviricide using the same glycoproteins that it uses for binding to a host cell. Upon such binding, a “lipid mixing” interaction between the lipid envelope of the virus and the nanomicelle is thought to take place, leading to the virus attempting to enter the nanomicelle. Many different kinds of viruses are likely to get destroyed in the process.

We engineer the ligands to “mimic” the same site on the cell surface protein to which the virus binds. These sites do not change no matter how much a given virus mutates. Thus we believe that if a virus so mutates that it is not attacked by our nanoviricide, then it also would not bind to the human host cell receptor effectively and therefore would be substantially reduced in its pathogenicity. Our success at developing broad-spectrum nanoviricides depends upon how successfully we can design decoys of the cell surface receptor as ligands, among other factors.

The Company currently has six drugs in development with very large commercial markets. These include (i) Injectable FluCide™ for hospitalized patients with severe influenza, (ii) Oral FluCide™ for out-patients, (iii) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS), (iv) HIVCide™ for HIV/AIDS, (v) HerpeCide™ for cold sores and genital sores caused by HSV, and (vi) Broad-spectrum Anti-Viral Eye drops for adenoviral and herpesviral infections of the external eye. In addition, the Company has research programs to develop drugs against Rabies virus, Ebola and Marburg viruses, as well as the recent MERS Coronavirus (Middle-East Respiratory Syndrome). The Company also has a technology that we call “ADIF” or “Accurate-Drug-In-Field” technology with which an effective drug can be developed against a novel virus right in the field using stockpiled nanoviricides® precursors. The estimated market size for the current drug candidates is well in excess of $40 Billion worldwide.

We continue to achieve very strong performance in the testing of these drug candidates. All of our biological testing is conducted by third parties.

Of these, our Injectable FluCide is the most advanced. This drug candidate has shown extremely high effectiveness in a lethal influenza infection mouse model against two different types of influenza A virus, namely H1N1 and H3N2. The Company believes that this drug should be effective against most if not all influenza A subtypes, and strains, including the novel H7N9 strain. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 (i.e. Injectable FluCide) in the FluCide program in March 2012. The Company obtained valuable advice and is developing this candidate towards an investigational drug application (“IND”) to the US FDA as well as for similar applications to other international regulatory agencies. The Company recently performed a short preliminary non-GLP study designed to guide the planned GLP Safety and Toxicology studies (“Tox Package”) that are required for an IND filing. On October 7, 2013, the Company announced that in this small animal non-GLP safety/toxicology study of NV-INF-1 drug candidate, even at maximum feasible dosage, the drug was well tolerated and that no adverse events were found at study completion. The Company is awaiting a full report on the chemistry and histology data from this study. These results are consistent with our findings during efficacy studies of this drug candidate in lethally infected mouse models.

The Company is currently performing scale up studies on its FluCide drug candidate in its existing facilities. Upon scale-up, we will be able to produce the quantities of materials we need for the GLP Safety/Toxicology study of the injectable FluCide drug. We intend to begin the GLP Safety/Toxicology study as soon as feasible.

The Company has previously announced that its anti-dengue drug candidate in the DengueCide™ program achieved an unprecedented 50% survival rate in a special mouse model that mimics the most severe dengue disease in humans. This study was performed by Professor Eva Harris at the University of California, Berkeley.

On August 12, 2013, the Company announced that this anti-dengue drug candidate has been awarded an orphan drug designation by the US FDA. Subsequent to this quarterly report, on November 11, 2013, we announced that this anti-dengue drug candidate was also awarded an orphan drug designation by the European Medicines Agency (EMA). These orphan drug designations provide the Company with several financial and other benefits that have now enabled the Company to give a high priority to the development of this drug.

In addition, the Company is developing a flexible, multi-product, pilot manufacturing facility capable of manufacturing any of its drug candidates in c-GMP compliant manner. This facility will be able to provide the cGMP clinical drug substances for its future human clinical studies. (“c-GMP”= current Good Manufacturing Practices, a set of guidelines developed by the US FDA that the manufacture of a drug must adhere to for human clinical trials and future sales. Internationally, there are similar guidelines promoted by local regulatory agencies, and ICH harmonization guidelines promoted by the WHO). A group of private financiers that includes our founder Dr. Anil Diwan has acquired an 18,000 sqft building on 4 acres with possibilities of expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for that purpose. This building is now undergoing a total renovation to facilitate setting up a modern cGMP drug substance manufacturing facility with injectable drugs capability, as well as supporting analytical and chemistry laboratory facilities.

We have assembled a marquee team of experts to help with the design, engineering, architecture, and construction of this facility. Mr. Andrew Hahn continues to provide overall stewardship for this project. He was formerly Senior Director of Engineering, Pharmaceutical Facilities, Global Engineering, at the Bristol-Myers-Squibb Company Worldwide Medicines Group (BMS). He has almost 30 years of experience in architecture, design and project management in the creation of new and refurbished facilities at Bristol-Myers Squibb Company. Mr. Phil Mader and his firm, MPH Engineering, LLC (“MPH”), continue to help with the overall project management and design engineering of the laboratory and cGMP pilot production facility. Prior to founding MPH, from 2000 to 2007, Phil Mader served as the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”). He was involved in the design, implementation, and commissioning of various biology and chemistry laboratory projects within budget and in a timely manner. Ms. Kathyann Cowles of ID3A, LLC, serves as the Principal Architect. Ms. Cowles, co-founder of Id3A, has over thirty years of experience as a licensed Architect and Senior Project Manager for diverse and complex design and construction projects in the academic, science,  technology, corporate and research sectors. This team is working with the expert advice and guidance of the Company’s Scientific Advisor, Dr. Harmon Aronson. Dr. Aronson is a well known cGMP consultant in the pharmaceutical industry, and was formerly Vice President of Quality Management at Biocraft Laboratories, a company that was acquired by Teva Pharmaceuticals.

This renovation project is now in the construction phase. The construction is projected to be completed in the first calendar quarter of 2014. We intend to lease the building from Inno-Haven, LLC. The terms of the lease have not been finalized.

After the construction is completed, we will need to conduct several validation studies and also move our current laboratories to the new facility. In addition, we will need to set up cGMP compliant systems for working in this new facility. We will need to establish the scaled up manufacturing processes of our drug candidates under cGMP guidelines in this facility. Only after that, the Company will be able to make cGMP-like material using the same processes as c-GMP material but prior to undergoing the FDA registration process. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside established contract manufacturers.

In August 2012, we announced that we were successful in developing an anti-influenza drug candidate that was orally effective. We believe this may be the very first targeted nanomedicine that is available via the oral route. Oral availability of FluCide would open up a much larger market than the injectable version. The Company intends to continue to develop the injectable version for hospitalized patients. For severe, hospitalized cases of influenza, we are developing a concentrated solution that is administered by “piggy-back” incorporation into the standard IV fluid supplement system that is commonly used in hospitalized patients. In addition, we now plan to develop an oral version for out-patients and later also for pediatric patient populations. This oral version will replace the injectable drug that we were developing out-patients.

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

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is available. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural novel viral diseases, such as MERS-CoV, SARS-CoV, H7N9 Influenza, and others, will continue to occur. At present, there is no feasible therapeutic intervention for outbreaks of novel viruses, such as new MERS coronavirus outbreak reported recently.

We have added two marquee independent board members to our Board of Directors in May/June, 2013. Dr. Milton Boniuk is the Caroline F. Elles Chair Professor of Ophthalmology, in the Alkek Eye Center at the Baylor College of Medicine, Houston, TX, a practicing ophthalmic surgeon, an astute businessperson, a renowned humanitarian, and a strong investor in and supporter of the Company. To date, he has invested $7M into NanoViricides, Inc., through various entities. Dr. Mukund S. Kulkarni, MBA, PhD, is currently the Chancellor of Penn State University, and continues to be Professor of Finance. Together with Mr. Stanley Glick, Practicing CPA and Chair of our Audit Committee, we now have a majority of independent board members.

We have continued to successfully raise financing. We had previously completed a $6M convertible debentures placement with our prior investors with long positions in February, 2013. In addition, we completed a registered direct offering of approximately $10M on September 9, 2013, after reverse-split of our common stock by a factor of 3.5 old common shares for 1 new common share. With the newly established stock price, subsequently, we met the eligibility criteria for both NASDAQ and NYSE MKT.

On September, 25, 2013, the Company’s common stock began trading on the NYSE MKT exchange under the symbol NNVC. This up-listing from OTC bulletin board was the culmination of a year long effort spearheaded by Dr. Anil R. Diwan, our founder. The Company had announced at its annual meeting on January 16, 2013, that it had undertaken an initiative to improve its corporate governance, build a stronger and independent board of directors, and prepare the Company for uplisting to a major national exchange. The Company studied and evaluated the processes and performance at the major national exchanges and determined that it was in the best interests of our shareholders to uplist to NYSE MKT. Midtown Capital Partners, LLC, and Chardan Capital Markets, LLC advised the Company throughout this process and also served as the joint placement agents for the $10M registered direct offering referenced above.

This uplisting is a major milestone for the Company and an important advance in the Company’s corporate lifecycle.

With this financing, as of September 30, 2013, the Company has a cash and cash equivalents balance of approximately $19M. The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $1.33M this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure. More particularly, we believe we have sufficient funds in hand to complete Phase I and Phase IIa human clinical studies for at least one of our drug candidates. This estimate is based on a number of assumptions and cost estimates provided by outside parties. The Company itself does not have the expertise in taking a drug through human clinical trials and as such depends upon outside experts to generate such estimates as well as to help the Company formulate and conduct its drug development programs. As such, these estimates may be grossly in error and there may also be hidden costs that we are not aware of.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or from TheraCour Pharma serves as the foundation for our intellectual property. The Company was granted a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

The Company has agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces that are anticipated to be built by renovating the existing building. Subsequently, on February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, to lease these facilities for a four-year term. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the facilities. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for the shares of restricted NNVC Common Stock owned and provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral. Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013, the Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of September 30, 2013, the Company had expensed approximately $1.1 million in specific fixtures and improvements required by the Company. Total rent expense paid to Inno-Haven during this period amounted to $-0- for the three months ended September 30, 2013 and $-0- since February 11, 2013.

The Company does not currently have any revenue. All of the Company’s products are in development stage and require successful; development through regulatory processes before commercialization. During the development stage, we have generated funding through the issuances of debt and private placement of common stock and also the sale of our registered securities. The Company does not currently have any long term debt, other than convertible debentures as disclosed earlier. We have not generated any revenues and we may not be able to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

The Company’s Drug Pipeline

We currently have, in early, active development, (1) an Injectible FluCide™ for hospitalized patients with severe influenza; (2) Oral FluCide™ for outpatient – both of these drug candidates are expected to be active against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), as well as common seasonal human Influenzas; (3) HIV Cide, a potential “Functional Cure that is active against both the R5 and X4 strains of HIV, (4) Eye drops against viral diseases of the eye such as Epidemic Kerato-Conjunctivitis (EKC) and Herpes Keratitis, (5) HepiCideagainst Herpes virus cold sores and genital Herpes, and (6) DengueCideDengue viruses. In addition, we have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers. We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

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

Requirement for Additional Capital

As of September 30, 2013, we have a cash and cash equivalent balance of $19.2M that is more than sufficient our operations through more than two years or September 30, 2015, at the Company’s current rate of expenditure.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With our current funds we believe that we currently have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct Phase I and Phase IIa human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We estimate that a small, 1kg/batch, production facility would be sufficient to satisfy the Company’s near future needs for supporting the FluCide clinical studies, at least through Phase II. This small batch size requirement is based on the extremely high effectiveness of the influenza clinical candidate observed in animal studies, and therefore must be treated with caution.  We intend to enter into lease negotiations with Inno-Haven, LLC (“Inno-Haven”) to enable cGMP manufacture of our drug products. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and is renovating an 18,000 square foot building in Shelton, CT, on a 4.2 acre lot.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was concluded in October, 2011. Inno-Haven has also raised significant amounts of additional financing through affiliated and un-affiliated parties. A lease agreement has not been completed , but the parties have negotiated a Memorandum of Understanding which will form the basis of the lease terms.

We anticipate that as we progress with our first drug candidate, we may need an additional $10M to $15M to take one of our drug candidates through certain phases of human clinical trials.  Further additional funding, if available, will allow us to move our other drug candidates towards IND filings. These additional funds will be needed to pay for additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file IND applications. We will accelerate our business plans provided that we can obtain such additional funding. We believe that we currently have adequate financing for our current business plan of operations.

We anticipate that we will incur the following additional expenses over the next 24 months.

1. Research and Development of $5,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide, Eye nanoviricide, HIVCide, HerpeCide, Dengue, and Ebola/Marburg and Rabies programs.

2. Corporate overhead of $1,500,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

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

In addition the Company anticipates estimated capital costs of $4,000,000 for infrastructure and laboratory facilities for a scaled up research pilot production facility. The Company anticipates that some of this infrastructure funding will be obtained through real estate and industrial loans and related instruments. Further, we estimate approximately $5,000,000 will be needed to take our first drug candidate through Phase I and Phase IIa human clinical trials.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of September 30, 2012, the Company had drawn down $22,500,000 of the $40,000,000 S-3 Shelf Registration. In addition, on October 26, 2012, the Company has filed a new S-3 Shelf Registration Statement for $40,000,000 of common stock, preferred stock, warrants, debt securities and units comprised of those securities. Subsequently we combined the unused portion of the prior shelf registration for a total available Shelf Registration of $57,500,000. To date, the Company has drawn down $12,826,498 from this shelf registration. The Company anticipates it will have sufficient access to capital even if it decides to develop FluCide through Phase III on its own. The Company anticipates further draw downs on this S-3 Shelf Registration to fund its additional capital requirements and expenditures as required.  If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond September 30, 2015. The Company currently has no long term debt other than the convertible debentures as disclosed.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, the Second Amended Complaint sought to compel inspection of the Company’s books and records, sought injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Second Amended Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company filed its answer to the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company intends to vigorously defend this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraph (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.)filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado .  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default had been filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and the Company intends to defend this action vigorously. The Company intends to move the District Court to dismiss the action in its entirety. Though consequential and punitive damages are claimed, no facts have been submitted to support such claim. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 21,500 shares of common stock at $5.17 per share expiring in August 2017.  These warrants were valued at $106,050 and recorded as consulting expense.

In September, 2013, the Company’s Board of Directors authorized the issuance of Warrants to Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”) to purchase a total of 58,910 shares of common stock at $5.25 per share expiring in September, 2018.  These warrants were valued at $113,696 and recorded as Placement Agents Fees related to the sale of Common Shares and Warrants on September 10, 2013.

For the three months ended September 30, 2013, the Company's Board of Directors authorized the issuance of 10,311 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

For the three months ended September 30, 2013, the Company's Board of Directors authorized the issuance of 5,501 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities, except in the recent financing completed on September 10, 2013 with various investors, wherein Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”) were engaged as placement agents for the Company’s securities sold in the offering.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended September 30, 2013, the Company filed the following Current Reports on Form 8-K:

On July 2, 2013, the Company filed a Current Report on Form 8-K disclosing a press release regarding testing of the Registrant’s nanoviricides products by Public Health England (PHE).

On July 18, 2013, the Company filed a Current Report on Form 8-K disclosing the airing of an unsolicited interview of the Registrant’s Chief Executive Officer, Eugene Seymour, MD, MPH on The RedChip Money Report.

On July 19, 2013, the Company filed a Current Report on Form 8-K disclosing a press release regarding an unsolicited interview and certain statements made therein of the Registrant’s Chief Executive Officer, Eugene Seymour, MD, MPH on The RedChip Money Report.

On September 9, 2013, the Company filed a Current Report on Form 8-K disclosing the filing of a Certificate of Change to its Articles of Incorporation pursuant to Section 78.209 of the Nevada Revised Statutes for a reverse stock split on a 1 for 3.5 basis, effective September 10, 2013.

On September 13, 2013, the Company filed a Current Report on Form 8-K disclosing it has entered into a Securities Purchase Agreement with certain purchasers, relating to the offering and sale of units (“Units”) at the aggregate purchase price of $3.50 per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share; as well as the sale of gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $668,540, which includes placement agent and attorneys’ fees. The Offering is made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2013

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer
(Chief Financial Officer)

