Form 10-Q
period 2013-12-31
NANOVIRICIDES, INC.
filed 2014-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

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

Yes ☐    No ☒

The number of shares outstanding of the Company's Common Stock as of February 14, 2014 was approximately: 53,957,000

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at December 31, 2013 (Unaudited) and June 30, 2013	3

Statements of Operations for the Three Months and Six Months Ended December 31, 2013 and 2012 and for the Period from May 12, 2005 (Inception) through December 31, 2013 (Unaudited)	4

Statement of Stockholders’ Equity For the period May 12, 2005 (inception through December 31, 2013	5

Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012 and for the Period from May 12, 2005 (Inception) through December 31, 2013 (Unaudited)	6

Notes to the Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits and Reports on Form 8-K	40

Signatures	40

Certifications

2

Nanoviricides, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	June 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,948,832	$13,923,245
Prepaid expenses	806,391	598,380

Total Current Assets	17,755,223	14,521,625

PROPERTY AND EQUIPMENT
Property and equipment	3,859,244	1,505,648
Accumulated depreciation	(1,138,437)	(1,036,752)

Property and equipment, net	2,720,807	468,896

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(46,308)	(41,921)

Trademark, net	412,646	417,033

SECURITY DEPOSIT	2,000,000	1,000,000

Total Assets	$22,888,676	$16,407,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$244,280	$263,258
Accounts payable – related parties	886,592	710,567
Accrued expenses	224,890	204,359

Total Current Liabilities	1,355,762	1,178,184

LONG TERM LIABILITIES:
Debentures payable	3,744,327	3,468,073
Derivative liability	7,577,919	3,751,645
Total Long Term Liabilities	11,322,246	7,219,718

Total Liabilities	12,678,008	8,397,902

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated,
2,996,612 and 2,990,000 shares issued and outstanding, respectively	2,997	2,990
Series B Convertible Preferred stock, $0.001 par value, 0 shares designated,
none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 0 shares designated,
none issued and outstanding	-	-
Common stock, $0.001 par value; 85,714,286 shares authorized;
50,042,132 and 47,026,173 shares issued and outstanding, respectively	50,042	47,026
Additional paid-in capital	56,422,575	46,259,420
Deficit accumulated during the development stage	(46,264,946)	(38,299,784)

Total Stockholders' Equity	10,210,668	8,009,652

Total Liabilities and Stockholders' Equity	$22,888,676	$16,407,554

See accompanying notes to the financial statements

3

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	May 12, 2005 (inception)
	Ended	Ended	Ended	Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Research and development	$1,130,478	$710,197	$2,304,699	$1,920,015	$25,108,759
Refund credit research and development costs	-	-	-	-	(420,842)
General and administrative	620,934	533,407	1,335,495	917,229	14,350,343

Total operating expenses	1,751,412	1,243,604	3,640,194	2,837,244	39,038,260

LOSS FROM OPERATIONS	(1,751,412)	(1,243,604)	(3,640,194)	(2,837,244)	(39,038,260)

OTHER INCOME (EXPENSE):
Interest income	14,501	15,495	24,061	51,453	291,759
Interest expense	(125,514)		(246,500)		(423,538)
Discount on convertible debentures	(140,773)	-	(276,254)	-	(1,264,687)
Beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Change in fair market value of derivatives	310,816	19,724	(3,826,275)	(226,549)	(5,117,141)

Other income (expense), net	59,030	35,219	(4,324,968)	(175,096)	(7,226,686)

LOSS BEFORE INCOME TAX PROVISION	(1,692,382)	(1,208,385)	(7,965,162)	(3,012,340)	(46,264,946)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(1,692,382)	$(1,208,385)	$(7,965,162)	(3,012,340)	$(46,264,946)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.03)	$(0.03)	$(0.16)	0.07

Weighted average common shares outstanding
- basic and diluted	50,031,363	45,098,572	48,851,696	44,946,015

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

Please refer to Form 10K for the fiscal year ended June 30, 2012 filed with SEC on October 15, 2012 for equity transactions occurred prior to June 30, 2009

Balance, June 30, 2010	7,593,750	$7,594	260,000	$260	-	$-	133,980,471	$133,981	$23,116,612	$(16,739,743)	$6,518,704

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010							397,088	397			397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, July 7, 2010									(9,973)		(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010							6,061	6	9,967		9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010									116,715		116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010							463,177	463			463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, July 21, 2010									(7,671)		(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010							5,794	6	7,665		7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010									113,700		113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010							3,086	3	4,997		5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010							526,916	527			527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, August 4, 2010									(5,370)		(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010							4,716	5	5,365		5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010									104,480		104,480
Warrants issued to Scientific Advisory Board, August 15, 2010									45,000		45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010							606,367	606			606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(60,000)	(60)							(60)
Dividend paid to Seaside 88, LP, August 18, 2010									(3,068)		(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010							3,101	3	3,065		3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010									104,795		104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010							4,032	4	4,996		5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010							215,332	215			215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(20,000)	(20)							(20)
Dividend paid to Seaside 88, LP, September 1, 2010									(767)		(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010							766	1	766		767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010									34,841		34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010									(195,000)		(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010									(10,000)		(10,000)
Derivative liability - issuance of Series B Preferred Shares									(328,086)		(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010							430,015	430			430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010									103,012		103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010							4,673	5	4,995		5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010							460,346	460			460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, on October 5, 2010									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010							9,268	9	8,046		8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010									103,330		103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010							452,965	453			453
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, October 19, 2010									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010							7,384	7	6,514		6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010									69,635		69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010							4,854	5	4,995		5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	30,000	30							53,903		53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010							461,313	461			461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 2, 2010									(4,986)		(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010							5,751	6	4,980		4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010									69,104		69,104
Warrants issued to Scientific Advisory Board, November 15, 2010									55,800		55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010							345,817	346			346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 16, 2010									(3,452)		(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010							2,984	3	3,449		3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010									69,187		69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010							310,566	311			311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, November 30, 2010									(1,918)		(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010							1,417	1	1,917		1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010									69,449		69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010							3,425	3	4,997		5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010							25,000	25	24,975		25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010							50,000	50	63,950		64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010							90,840	91			91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(10,000)	(10)							(10)
Dividend paid to Seaside 88, LP, December 14 2010									(384)		(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010							348	-	384		384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010									17,438		17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010									(200,000)		(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010							4,545	5	5,995		6,000
Adjustment								33			33
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011							343,796	344			344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 3, 2011									(8,904)		(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011							7,653	8	8,896		8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011									73,532		73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011							317,965	318			318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 17, 2011									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011							6,403	6	8,049		8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011									70,882		70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011							356,422	356			356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, January 31, 2011									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011							5,271	5	6,516		6,521
Derivative liability - retirement of Series B Preferred Shares, January 31, 2011									72,432		72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011							25,000	25	24,975		25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011							370,017	370			370
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, February 14, 2011									(4,986)		(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011							4,613	5	4,981		4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011									71,699		71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011									54,000		54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011							405,610	406			406
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011									71,490		71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, February 28, 2011									(3,452)		(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011							3,500	4	3,448		3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011							4,902	5	5,995		6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							250,000	250	316,000		316,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	593,750	594							1,364,036		1,364,630
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011							367,274	367			367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(40,000)	(40)							(40)
Dividend paid to Seaside 88, LP, March 14, 2011									(1,918)		(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011							1,761	2	1,916		1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011									70,566		70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011							89,986	90			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(10,000)	(10)							(10)
Dividend paid to Seaside 88, LP, March 28, 2011									(384)		(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011							345	-	384		384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011									17,525		17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011							4,680	5	5,995		6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011							10,000	10	9,990		10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011									(160,000)		(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011									(25,000)		(25,000)
Derivative liability - issuance of Series B Preferred Shares									(429,725)		(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011							312,163	312	(272)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011									68,756		68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011							339,726	340	(300)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011									68,941		68,941
Dividend paid to Seaside 88, LP, May 2, 2011									(8,055)		(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011							6,841	7	8,048		8,055
Warrants issued to Scientific Advisory Board, May 15, 2011									50,400		50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011							336,501	337	(297)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011									69,194		69,194
Dividend paid to Seaside 88, LP, May 16, 2011									(6,521)		(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011							5,438	5	6,516		6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011							326,480	326	(286)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011									69,464		69,464
Dividend paid to Seaside 88, LP, May 30, 2011									(4,986)		(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011							4,070	4	4,982		4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011							4,087	4	5,996		6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011							339,971	340	(300)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011									69,727		69,727
Dividend paid to Seaside 88, LP, June 13, 2011									(3,452)		(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011							2,934	3	3,449		3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011							391,850	392	(352)		40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011									69,973		69,973
Dividend paid to Seaside 88, LP, June 27, 2011									(1,918)		(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011							1,741	2	1,916		1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011							4,902	5	5,995		6,000

Net loss										(6,477,165)	(6,477,165)

Balance, June 30, 2011	8,217,500	8,218	10,000	10	-	-	143,548,494	143,582	33,235,990	(23,216,908)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							89,986	90			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(10,000)	(10)							(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011									17,881		17,881
Dividend to Seaside 88, LP, paid on July 11, 2011									(381)		(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							345	-	381		381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			250,000	250					2,499,750		2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011									(150,000)		(150,000)
Derivative liability - issuance of Series B Preferred Shares									(429,768)		(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011									(6,250)		(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							377,800	378			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011									68,425		68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							4,762	5	5,995		6,000
Warrants issued to Scientific Advisory Board, August 15, 2011									56,400		56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							437,187	437			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011									69,193		69,193
Dividend to Seaside 88, LP, paid on August 8, 2011									(8,055)		(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							8,205	8	8,047		8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							419,829	420			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011									69,351		69,351
Dividend paid to Seaside 88, LP, August 23, 2011									(6,521)		(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							6,844	7	6,514		6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							5,263	5	5,995		6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							422,873	423			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011									69,887		69,887
Dividend paid to Seaside 88, LP, September 6, 2011									(4,986)		(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							5,264	5	4,981		4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							427,652	428			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(40,000)	(40)							(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011									69,970		69,970
Dividend to Seaside 88, LP, paid on September 19, 2011									(3,452)		(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							3,691	3	3,449		3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							5,607	6	5,994		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							514,311	514			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011									69,496		69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							2,270	2	1,916		1,918
Dividend to Seaside 88, LP, paid on October 3, 2011									(1,918)		(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							144,484	144			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(10,000)	(10)							(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011									17,790		17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							510	1	383		384
Dividend to Seaside 88, LP, paid on October 17, 2011									(384)		(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							6,537	5	5,995		6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			250,000	250					2,499,750		2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011									(160,000)		(160,000)
Derivative Liability - Issuance of Preferred Series B									(429,804)		(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011									(25,000)		(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							511,787	512			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011									68,297		68,297
Warrants issued to Scientific Advisory Board on November 15, 2011									56,400		56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							578,595	579			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011									68,411		68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 on November 15, 2011							10,311	10	7,469		7,479
Dividend to Seaside 88, LP, paid on November 15, 2011									(7,479)		(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							642,735	643			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011									68,591		68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							10,139	10	6,511		6,521
Dividend to Seaside 88, LP, paid on November 29, 2011									(6,521)		(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							7,373	7	5,993		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							751,315	751			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011									68,753		68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							8,798	9	4,977		4,986
Dividend to Seaside 88, LP, paid on December 13, 2011									(4,986)		(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							796,785	798			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011									68,965		68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							6,818	7	3,443		3,450
Dividend to Seaside 88, LP, paid on December 27, 2011									(3,452)		(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							9,403	9	5,991		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							788,053	788			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10,2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012									69,222		69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on January 10, 2012							3,742	4	1,914		1,918
Dividend to Seaside 88, LP, paid on January 10, 2012									(1,918)		(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							208,546	209			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(10,000)	(10)							(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012									69,883		69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							786		383		384
Dividend to Seaside 88, LP, paid on January 24, 2012									(384)		(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							10,367	10	5,990		6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			250,000	250					2,499,750		2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012									(150,000)		(150,000)
Derivative Liability - Issuance of Preferred Series B									(430,283)		(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012									(6,250)		(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							717,142	717			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012									68,169		68,169
Warrants issued to Scientific Advisory Board on February 15, 2012									51,000		51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							576,062	576			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012									68,424		68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							11,600	12	7,467		7,479
Dividend to Seaside 88, LP, paid on February 22, 2012									(7,479)		(7,479)
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							7,767	8	5,992		6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							250,000	250	181,624		181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	593,750	594							633,814		634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							628,289	628			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012									68,602		68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							10,242	10	6,511		6,521
Dividend to Seaside 88, LP, paid on March 7, 2012									(6,521)		(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							635,991	636			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012									68,862		68,862
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							7,812	8	4,978		4,986
Dividend to Seaside 88, LP, paid on March 21, 2012									(4,986)		(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							7,728	8	5,992		6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							661,496	661			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012									69,098		69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							5,709	6	3,446		3,452
Dividend to Seaside 88, LP, paid on April 4, 2012									(3,452)		(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							785,453	785			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(40,000)	(40)							(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012									69,224		69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							3,579	4	1,914		1,918
Dividend to Seaside 88, LP, paid on April 18, 2012									(1,918)		(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							9,547	9	5,990		5,999
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							198,354	199			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(10,000)	(10)							(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012									69,892		69,892
Warrants issued to Scientific Advisory Board on May 15, 2012									47,400		47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							754	1	383		384
Dividend to Seaside 88, LP, paid on May 2, 2012									(384)		(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							8,962	9	5,991		6,000
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					2,500	3			2,499,997		2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012									(150,000)		(150,000)
Derivative Liability - Issuance of Preferred Series C									(1,090,017)		(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012									(25,000)		(25,000)
Sharees of Series A Preferred issued for legal services rendered	10,000	10							3,277		3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							298,472	298			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(147)	-					-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012									63,704		63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	1,050,000	1,050							344,122		345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							9,867	10	5,990		6,000

Net loss for the year ended June 30, 2012										(6,207,207)	(6,207,207)

Balance, June 30, 2012	9,871,250	9,872	-	-	2,353	3	155,612,293	155,644	43,108,790	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							212,398	212			212

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 12, 2012					(103)	(0)

Derivative Liability - Retirement of Preferred Series C on July 12, 2012									44,190		44,190

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							18,397	18	9,008		9,026

Dividend to Seaside 88, LP, paid on July 12, 2012									(9,026)		(9,026)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							271,373	271			271

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(128)	(0)

Derivative Liability - Retirement of Preferred Series B on July 26, 2012									53,032		53,032

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							18,275	18	8,611		8,629

Dividend to Seaside 88, LP, paid on July 26, 2012									(8,629)		(8,629)

Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							10,909	11	5,989		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							280,944	281			281

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(118)	(0)

Derivative Liability - Retirement of Preferred Series C on August 8, 2012									51,555		51,555

Warrants issued to Scientific Advisory Board on August 15, 2012									40,800		40,800

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							18,868	19	8,119		8,138

Dividend to Seaside 88, LP, paid on August 8, 2012									(8,138)		(8,138)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							574,792	575			575

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(276)	(0)

Derivative Liability - Retirement of Preferred Series C on August 23, 2012									121,054		121,054

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							16,006	16	7,668		7,684

Dividend to Seaside 88, LP, paid on August 23, 2012									(7,684)		(7,684)

Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							10,345	10	5,990		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							763,135	763			763

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(441)	(0)					(0)

Derivative Liability - Retirement of Preferred Series C on September 5, 2012									236,481		236,481

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							11,478	11	6,614		6,625

Dividend to Seaside 88, LP, paid on September 5, 2012									(6,625)		(6,625)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							553,337	553			553

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(285)	(0)

Derivative Liability - Retirement of Preferred Series C on September 19, 2012									182,575		182,575

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							9,572	10	4,926		4,936

Dividend to Seaside 88, LP, paid on September 19 2012									(4,936)		(4,936)

Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							9,677	10	5,990		6,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							435,842	436			436

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(233)	(0)

Derivative Liability - Retirement of Preferred Series C on October 3, 2012									39,945		39,945

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							7,176	7	3,835		3,842

Dividend to Seaside 88, LP, paid on October 3, 2012									(3,842)		(3,842)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							311,521	312			312

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(165)	(0)
Derivative Liability - Retirement of Preferred Series C on October 3, 2012									28,413		28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							5,550	6	2,942		2,948

Dividend to Seaside 88, LP, paid on October 17, 2012									(2,948)		(2,948)

Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							16,630	16	9,984		10,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							281,347	281			281

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(145)	(0)

Derivative Liability - Retirement of Preferred Series C on October 31, 2012									24,955		24,955

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							4,481	5	2,308		2,313

Dividend to Seaside 88, LP, paid on October 31, 2012									(2,313)		(2,313)

Warrants issued to Scientific Advisory Board on November 15, 2012									34,200		34,200

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							3,823	4	1,752		1,756

Dividend to Seaside 88, LP, paid on November 14, 2012									(1,756)		(1,756)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							383,144	383			383

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(165)	(0)

Derivative Liability - Retirement of Preferred Series C on November 14, 2012									28,407		28,407

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							2,570	3	1,118		1,121

Dividend to Seaside 88, LP, paid on November 29, 2012									(1,121)		(1,121)

Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							13,208	13	6,987		7,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							390,698	391			391

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(170)	(0)					(0)

Derivative Liability - Retirement of Preferred Series C on November 29, 2012									29,302		29,302

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							1,083	1	467		468

Dividend to Seaside 88, LP, paid on December 13, 2012									(468)		(468)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							282,379	282			282

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(122)	(0)

Derivative Liability - Retirement of Preferred Series C on December 13, 2012									20,953		20,953

Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					2,500	3			2,541,870		2,541,873

Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012									(165,000)		(165,000)

Derivative Liability - Issuance of Preferred Series C											-

Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012									(12,500)		(12,500)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							357,279	357			357

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(156)	(0)

Derivative Liability - Retirement of Preferred Series C on December 21, 2012									24,686		24,686

Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							14,000	14	6,986		7,000

Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							9,032	9	4,991		5,000

Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							349,994	350			350

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 4, 2013					(144)	(0)

Derivative Liability - Retirement of Preferred Series C on January 4, 2013									22,488		22,488

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 4, 2013							21,907	22	8,970		8,992

Dividend to Seaside 88, LP, paid on January 4,2013									(8,992)		(8,992)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							387,947	388			388

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(164)	(0)
Derivative Liability - Retirement of Preferred Series C on January 17, 2013									26,329		26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							19,998	20	8,421		8,441

Dividend to Seaside 88, LP, paid on January 17, 2013									(8,441)		(8,441)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							275,788	276			276

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(113)	(0)

Derivative Liability - Retirement of Preferred Series C on January 31, 2013									18,502		18,502

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							18,901	19	7,794		7,813

Dividend to Seaside 88, LP, paid on January 31, 2013									(7,813)		(7,813)

Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							14,286	15	6,985		7,000

Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							2,000,000	2,000	663,497		665,497

Warrants issued to Scientific Advisory Board on February 15, 2013									31,800		31,800

Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							18,101	18	7,358		7,376

Dividend to Seaside 88, LP, paid on February 14, 2013									(7,376)		(7,376)

Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							241,062	241			241

Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(98)	(0)

Derivative Liability - Retirement of Preferred Series C on February 14, 2014									15,985		15,985

Redemption of Series C Convertible Preferred on February 26, 2013					(1,827)	(2)			(1,714,332)		(1,714,334)

Dividend to Seaside 88, LP, paid on February 26, 2013									(6,002)		(6,002)

Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							15,217	15	6,985		7,000

Derivative Liability - Redemption of Preferred Series C on February 26, 2013									42		42

Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							125,000	125	29,875		30,000

Common shares issued for employee stock compensation at $.48 per share, March 1, 2013							125,000	125	29,875		30,000

Series A Preferred Shares issued for employee stock compensation, March 1, 2013	250,000	250							187,137		187,387

Series A Preferred Shares issued for employee stock compensation, March 1, 2013	250,000	250							187,137		187,387

Series A Preferred Shares issued for employee stock compensation, March 1, 2013	93,750	94							70,176		70,270

Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							10,769	10	6,989		6,999

Shares issued to a Director for services rendered at $0.53 per share on March 31, 2013							4,717	5	2,495		2,500

Net loss for the year ended June 30, 2012										(7,965,162)	(7,965,162)

Balance, March 31, 2013	10,465,000	$10,466	-	$-	-	$-	164,540,249	$164,571	$46,066,390	$(37,389,278)	$8,852,149

See accompanying notes to the financial statements

5

NanoViricides, Inc.

Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through December 31, 2013

											Deficit
											Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued May 12, 2005 (Inception)							5,714	6	14	(20)		-
Share exchange with Edot-com.com Inc., June 1, 2005							(5,714)	(6)	(14)	20		-
Common shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005							22,857,143	22,857	(22,837)	(20)		-
Common shares outstanding Edot-com.com Inc., June 1, 2005							5,714,286	5,714	(5,714)			-
Options granted in connection with reverse acquisition							-		-			-

Net loss							-		-		(66,005)	(66,005)

Balance, June 30, 2005	-	-	-	-	-	-	28,571,429	28,571	(28,551)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005							-		5,277			5,277
Legal expenses related private placement of common stock, July 31, 2006							-		(2,175)			(2,175)
Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005							-		5,302			5,302
Warrants issued to Scientific Advisory Board, August 15, 2005							-		4,094			4,094
Options issued to officers, September 23, 2005							-		87,318			87,318
Common shares issued for consulting services valued at $.081 per share, September 30, 2005							657,143	657	185,643			186,300
Common shares issued for interest on debentures, September 30, 2005							13,765	14	4,301			4,315
Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005							-		166,666			166,666
Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005							-		166,667			166,667
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005							-		45,000			45,000
Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005							-		275,000			275,000
Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005							-		49,167			49,167
Warrants issued to Scientific Advisory Board, November 15, 2005							-		25,876			25,876
Common shares and warrants issued in connection with private placement of common stock, November 28, 2005							97,143	97	169,903			170,000
Common shares and warrants issued in connection with private placement of common stock, November 29, 2005							85,715	86	149,914			150,000
Common shares and warrants issued in connection with private placement of common stock, November 30, 2005							42,857	43	74,957			75,000
Common shares and warrants issued in connection with private placement of common stock, December 2, 2005							28,571	29	49,971			50,000
Common shares and warrants issued in connection with private placement of common stock, December 6, 2005							242,857	243	424,757			425,000
Common shares issued for legal services valued at $.95 per share, December 6, 2005							5,714	6	18,994			19,000
Common shares and warrants issued in connection with private placement of common stock, December 12, 2005							214,286	214	374,786			375,000
Common shares and warrants issued in connection with private placement of common stock, December 13, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 14, 2005							14,285	14	24,986			25,000
Common shares issued in connection with debenture offering, December 15, 2005							14,286	14	48,986			49,000
Common shares and warrants issued in connection with private placement of common stock, December 20, 2005							14,285	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 29, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 30, 2005.							14,285	14	24,986			25,000
Common shares issued for interest on debentures, December 31, 2005							5,565	6	17,334			17,340
Common shares issued for consulting services valued at $1.46 per share, January 9, 2006							978	1	5,000			5,001
Warrants issued to Scientific Advisory Board, February 15, 2006							-		49,067			49,067
Warrnats issued to Scientific Advisory Board, May 15, 2006							-		51,048			51,048
Common shares issued for interest on debentures, March 31, 2005							2,263	2	22,190			22,192
Options exercised, May 31, 2006							514,286	515	89,485			90,000
Common shares and warrants issued in connection with private placement of common stock, June 15, 2006							535,714	536	1,874,464			1,875,000
Common shares issued for interest on debentures, June 30, 2006							4,122	4	22,434			22,438

Net loss											(3,284,432)	(3,284,432)

Balance, June 30, 2006	-	-	-	-	-	-	31,108,121	31,108	4,557,805	(20)	(3,350,437)	1,238,456

Common shares issued for interest on debentures, July 31, 2006							1,641	2	7,642			7,644
Common shares issued for conversion of convertible debentures, July 31, 2006							952,381	952	999,048			1,000,000
Exercise of stock warrants, July 31, 2006							57,143	57	49,943			50,000
Options issued to Scientific Advisory Board, August 15, 2006							-		30,184			30,184
Options issued to Scientific Advisory Board, November 15, 2006							-		25,888			25,888
Common shares issued for consulting services valued at $.76 per share, January 3, 2007							61,714	62	164,098			164,160
Options issued to Scientific Advisory Board, February 15, 2007							-		32,668			32,668
Options issued to Scientific Advisory Board, May 15, 2007							-		25,664			25,664
Common shares issued for consulting services valued at $1.03 per share, June 12, 2007							215	-	775			775
Common shares issued for consulting services valued at $1.15 per share, June 20, 2007							28,572	29	114,971			115,000
Common shares issued upon warrants conversion, June 20, 2007							265,714	266	619,734			620,000
Common shares issued upon warrants conversion, June 25, 2007							21,429	21	49,979			50,000
Common shares issued upon warrants conversion, June 30, 2007							85,714	86	199,914			200,000
Common shares issued for consulting services valued at $1.06 per share, June 30, 2007							8,540	9	31,791			31,800
Officers' compensation expense							-		27,062			27,062

Net loss							-		-		(3,118,963)	(3,118,963)

Balance, June 30, 2007	-	-	$-	-	-	-	32,591,184	32,592	$6,937,166	$(20)	(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board, August 15, 2007							-		14,800			14,800
Common shares and warrants issued in connection with private placement of common stock, September 21, 2007							428,571	429	749,571			750,000
Common shares issued for consulting and legal services valued at $.75 per share, September 30, 2007							7,213	7	18,393			18,400
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							928,571	929	1,624,071			1,625,000
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							71,428	71	124,929			125,000
Collection of stock subscriptions receivable, October 17, 2007							-		-	20		20
Warrants issued to Scientific Advisory Board, November 15, 2007							-		7,200			7,200
Common shares issued for consulting and legal services valued at $.49 per share, December 31, 2007							16,329	16	26,884			26,900
Options issued to officers, January 1, 2008							-		7,044			7,044
Warrants issued to Scientific Advisory Board, February 15, 2008							-		8,500			8,500
Common shares issued for consulting and legal services valued at $ .45 per share,March 31, 2008							17,585	18	27,882			27,900
Common shares issued for consulting services valued at $.39 per share, April , 2008							7,929	8	10,813			10,821
Warrants issued to Scientific Advisory Board, May 15, 2008							-		32,253			32,253
Common shares issued for consulting services valued at $1.03 per share, June 30, 2008							8,526	9	27,891			27,900

Net loss							-		-		(2,738,337)	(2,738,337)

Balance, June 30, 2008	-	-	-	-	-	-	34,077,336	$34,079	$9,617,397	$-	$(9,207,737)	$443,739

Common shares issued for consulting and legal services valued at $ 1.22 per share, July 31, 2008							1,171	1	4,999			5,000
Common shares issued for consulting services valued at $1.22 per share, July , 2008							656	1	2,799			2,800
Warrants issued to Scientific Advisory Board, August 15, 2008							-	-	47,500			47,500
Common shares and warrants issued in connection with private placement of common stock, August 22, 2008							896,000	896	3,135,104			3,136,000
Common shares issued to settle account payable							42,857	43	149,957			150,000
Payment of Finder's Fee to Biotech							-	-	(14,696)			(14,696)
Common shares issued in connection with Warrant Conversion, August 22, 2008							35,714	36	106,214			106,250
Common shares issued for legal services valued at $1.24per share, August 31, 2008							1,152	1	4,999			5,000
Common shares issued for consulting services valued at $1.24 per share, August, 2008							645	1	2,799			2,800
Common shares issued for legal services valued at $1.00 per share, September 30, 2008							1,429	1	4,999			5,000
Common shares issued for consulting services valued at $1.00 per share, September 30, 2008							1,600	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .71 per share, October 31, 2008							2,012	2	4,998			5,000
Common shares issued for consulting services valued at $.71 per share, October 31, 2008							2,254	2	5,598			5,600
Warrants issued to Scientific Advisory Board, November 15, 2008							-	-	30,500			30,500
Common shares issued for consulting and legal services valued at $ .67 per share, November 30, 2008							2,132	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, November 30, 2008							2,388	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .83 per share, December 31, 2008							1,721	2	4,998			5,000
Common shares issued for consulting services valued at $.83 per share, December 31 , 2008							1,928	2	5,598			5,600
Common shares issued for legal services valued at $ .60 per share, January 20, 2009							2,381	2	4,998			5,000
Common shares issued for consulting and legal services valued at $ .78 per share, January 31, 2009							2,132	2	4,997			4,999
Common shares issued for consulting services valued at $.78 per share, January 31, 2009							2,388	2	5,598			5,600
Common shares issued for consulting services valued at $ .70 per share, February 1, 2009							14,286	14	34,986			35,000
Warrants issued to Scientific Advisory Board, February 15, 2009							-	-	29,000			29,000
Common shares issued for consulting and legal services valued at $ .71 per share, February 28, 2009							2,012	2	4,997			4,999
Common shares issued for consulting services valued at $.71 per share, February 15, 2009							2,254	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .67 per share, March 31, 2009							1,831	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, March 31 , 2009							2,051	2	5,598			5,600
Common shares issued to acquire equipment valued at $0.79 per share							49,286	49	137,451			137,500
Common shares issued for consulting and legal services valued at $0.69 per share, April 30, 2009							2,059	2	4,998			5,000
Common shares issued for consulting services valued at $.69 per share, April 30, 2009							2,305	2	5,598			5,600
Warrants issued to Scientific Advisory Board, May 15, 2009							-	-	30,600			30,600
Common shares issued for consulting and legal services valued at $ .66 per share, May 31, 2009							2,171	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, May 31, 2009							2,432	2	5,596			5,598
Common shares issued for consulting services valued at $ .61 per share, June 30, 2009							7,063	7	14,993			15,000
Common shares issued for consulting and legal services valued at $ .56 per share, June 30, 2009							2,560	3	4,997			5,000
Shares issued for consulting services valued at $.56 per share, June 30, 2009							2,868	3	5,597			5,600
Common shares and warrants issued in connection with private placement of common stock, June 30, 2009							42,857	43	74,957			75,000
Common shares and warrants issued in connection with warrant conversion, June 30, 2009							585,914	586	1,024,764	(100,000)		925,350

Net loss							-		-		(2,787,798)	(2,787,798)

Balance, June 30, 2009	-	-	-	-	-	-	35,799,845	35,800	14,545,276	(100,000)	(11,995,535)	2,485,541

Collection of stock subscription receivable							-		-	100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009							2,165	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009							2,424	2	5,598			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009							-	-	41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009							1,861	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009							1,661	2	5,598			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009							1,798	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009							1,605	2	4,998			5,000
Payment of Finder's Fee							-	-	(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009							764,286	764	1,336,736			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009							1,074,229	1,074	1,878,826			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009							10,025	10	19,990			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009							3,571	4	7,059			7,063
Warrants issued for commissions, October 26, 2009							-	-	3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009							1,960	2	4,998			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009							2,195	2	5,598			5,600
Common shares issued upon conversion of Warrants, November 10, 2009							2,857	3	1,437			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009							-	-	39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009							9,286	9	25,191			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009							1,661	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009							2,791	3	8,397			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009							2,833	3	8,397			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009							1,687	2	4,998			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010							1,370	1	4,999			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010							-	-	40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	2,000,000	2,000					-	-	5,000			7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010							1,303	1	4,999			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	26,786	28					-	-	192,656			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010							286	-	1,250			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010							1,008	1	4,999			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences							11,321	11	31,689			31,700
Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010							685	1	4,999			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			142,857	143			-	-	4,999,857			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010							-	-	(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010							-	-	(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares							-	-	(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010							91,237	91	228			319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(17,143)	(17)			-	-	(43)			(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010							-	-	128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010							-	-	82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010							113,768	113	285			398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, May 26, 2010							-	-	(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010							2,943	3	16,874			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010							-	-	151,842			151,842
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010							686	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010							55,714	55	194,945			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010							121,920	122	305			427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 9, 2010							-	-	(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010							2,962	3	14,572			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010							-	-	149,354			149,354
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							3,229	3	19,997			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							571	1	3,539			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010							107,973	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 23, 2010							-		(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010							2,209	2	12,272			12,274
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010							-		120,249			120,249
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010							782	1	4,999			5,000

Net loss							-		-		(4,744,208)	(4,744,208)

Balance, June 30, 2010	2,169,644	2,170	74,285	75	-	-	38,280,135	38,280	23,217,895	-	(16,739,743)	6,518,677

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010							113,454	113	284			397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 7, 2010							-		(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010							1,731	2	9,971			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010							-		116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010							132,336	132	331			463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 21, 2010							-		(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010							1,655	2	7,669			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010							-		113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010							882	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010							150,547	151	376			527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 4, 2010							-		(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010							1,347	1	5,369			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010							-		104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010							-		45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010							173,248	173	433			606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 18, 2010							-		(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010							886	1	3,067			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010							-		104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010							1,152	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010							61,523	62	153			215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(5,714)	(6)			-		(14)			(20)
Dividend paid to Seaside 88, LP, September 1, 2010							-		(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010							219	-	767			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010							-		34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010							-		(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010							-		(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares							-		(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010							122,861	123	307			430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010							-		103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010							1,335	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010							131,499	131	329			460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, on October 5, 2010							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010							2,648	3	8,052			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010							-		103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010							129,419	129	323			452
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, October 19, 2010							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010							2,110	2	6,519			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010							-		69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010							1,387	1	4,999			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	8,571	9					-		53,924			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010							131,804	132	329			461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 2, 2010							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010							1,643	2	4,984			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010							-		69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010							-		55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010							98,805	99	247			346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 16, 2010							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010							853	1	3,451			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010							-		69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010							88,733	89	222			311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, November 30, 2010							-		(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010							405	-	1,918			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010							-		69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010							979	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010							7,143	7	24,993			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010							14,286	14	63,986			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010							25,954	26	65			91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, December 14, 2010							-		(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010							-		17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010							-		(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010							1,299	1	6,052			6,053
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011							98,227	98	246			344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 3, 2011							-		(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011							2,187	2	8,902			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011							-		73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011							90,847	91	227			318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, January 17, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011							1,829	2	8,053			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011							-		70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011							101,835	102	254			356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 31, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011							1,506	2	6,519			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011							-		72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011							7,143	7	24,993			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011							105,719	106	269			375
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, February 14, 2011							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011							1,318	1	4,985			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011							-		71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011							-		54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011							115,889	116	293			409
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011							-		71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, February 28, 2011							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011							1,000	1	3,451			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011							1,401	1	5,999			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	26,786	27					-		215,441			215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011							104,935	105	262			367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, March 14, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011							503	1	1,917			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011							-		70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, March 28, 2011							-		(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011							-		17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011							1,337	1	5,999			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011							2,857	3	9,997			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011							-		(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011							-		(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011							89,189	89	(49)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011							-		68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011							97,065	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011							-		68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011							1,955	2	8,053			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011							-		50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011							96,143	96	(56)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011							-		69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011							1,554	2	6,519			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011							93,280	93	(53)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011							-		69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011							1,163	1	4,985			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011							97,135	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011							-		69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011							838	1	3,451			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011							111,957	112	(72)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(11,428)	(12)			-		(28)			(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011							-		69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011							497	-	1,918			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011							1,401	1	5,999			6,000

Net loss							-		-		(6,477,166)	(6,477,166)

Balance, June 30, 2011	2,347,857	2,348	2,857	3	-	-	41,013,828	41,012	33,344,437	-	(23,216,909)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(2,857)	(3)			-		(7)			(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							-		17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011							-		(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							99	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							-		(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							-		(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							107,943	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							-		68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							1,361	1	5,999			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							-		56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							124,911	125	312			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							-		69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011							-		(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							2,345	2	8,053			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							119,951	120	300			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							-		69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011							-		(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							1,955	2	6,519			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							1,504	2	5,998			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							120,821	121	302			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							-		69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							1,504	2	4,984			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							122,186	122	306			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							-		69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							1,055	-	3,452			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							1,602	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							146,946	147	367			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011							-	-	69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							649	1	1,917			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							41,281	41	103			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011							-	-	17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							146	-	384			384
Dividend to Seaside 88, LP, paid on October 17, 2011							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							1,868	2	5,998			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							-	-	(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							-	-	(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							146,225	146	366			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011							-	-	68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							-	-	56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							165,313	165	414			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011							-	-	68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							2,946	3	7,476			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011							-	-	(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							183,639	184	459			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011							-	-	68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							2,897	3	6,518			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011							-	-	(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							2,107	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							214,661	215	536			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011							-	-	68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							2,514	3	4,983			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011							-	-	(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							227,653	228	570			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011							-	-	68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							1,948	2	3,448			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011							-	-	(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							2,687	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							225,158	225	563			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012							-	-	69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							1,069	1	1,917			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							59,585	60	149			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012							-	-	69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							225	-	384			384
Dividend to Seaside 88, LP, paid on January 24, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							2,962	3	5,997			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012							-	-	(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							204,898	205	512			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012							-	-	68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012							-	-	51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							164,589	165	411			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012							-	-	68,423			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							3,314	3	7,476			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012							-	-	(7,479)			(7,479)
							-	-	-
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							2,219	2	5,998			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							71,429	71	181,803			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	169,643	169					-	-	634,239			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							179,511	180	448			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012							-	-	68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							2,926	3	6,518			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012							-	-	(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							181,712	182	454			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012							-	-	68,862			68,862
							-	-	-
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							2,232	2	4,984			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012							-	-	(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							2,208	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							188,999	189	472			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012							-	-	69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							1,631	2	3,450			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012							-	-	(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							224,415	224	561			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012							-	-	69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							1,023	1	1,917			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012							-	-	(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							2,728	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							56,673	57	142			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012							-	-	69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012							-	-	47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							215	-	384			384
Dividend to Seaside 88, LP, paid on May 2, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							2,561	3	5,997			6,000
Series A Preferred Shares amendment of valuation arising from Amendment of certificate of Designation on June 26, 2012							-	-	-			-
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					714	1	-	-	2,499,999			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C							-	-	(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012							-	-	(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	2,857	3					-	-	3,284			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							85,278	85	213			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(42)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012							-	-	63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	300,000	300					-	-	344,872			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							2,814	2	5,997			5,999

Net loss for the year ended June 30, 2012							-	-	-		(6,207,207)	(6,207,207)

Balance, June 30, 2012	2,820,357	2,820	-	-	672	1	44,460,629	44,460	43,227,028	-	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							60,685	61	151			212
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(29)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on July 12, 2012							-	-	44,190			44,190
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							5,256	5	9,021			9,026
Dividend to Seaside 88, LP, paid on July 12, 2012							-	-	(9,026)			(9,026)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							77,535	78	193			271
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(37)		-	-	-			-
Derivative Liability - Retirement of Preferred Series B on July 26, 2012							-	-	53,032			53,032
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							5,221	5	8,624			8,629
Dividend to Seaside 88, LP, paid on July 26, 2012							-	-	(8,629)			(8,629)
Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							3,117	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							80,270	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(34)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 8, 2012							-	-	51,555			51,555
Warrants issued to Scientific Advisory Board on August 15, 2012							-	-	40,800			40,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							5,391	5	8,133			8,138
Dividend to Seaside 88, LP, paid on August 8, 2012							-	-	(8,138)			(8,138)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							164,226	164	411			575
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(79)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 23, 2012							-	-	121,054			121,054
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							4,573	5	7,679			7,684
Dividend to Seaside 88, LP, paid on August 23, 2012							-	-	(7,684)			(7,684)
Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							2,956	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							218,039	218	545			763
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(126)	(1)	-	-	-			(1)
Derivative Liability - Retirement of Preferred Series C on September 5, 2012							-	-	236,481			236,481
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							3,279	3	6,622			6,625
Dividend to Seaside 88, LP, paid on September 5, 2012							-	-	(6,625)			(6,625)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							158,096	158	395			553
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(81)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on September 19, 2012							-	-	182,575			182,575
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							2,735	3	4,933			4,936
Dividend to Seaside 88, LP, paid on September 19 2012							-	-	(4,936)			(4,936)
Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							2,765	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							124,526	125	311			436
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(67)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	39,945			39,945
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							2,050	2	3,840			3,842
Dividend to Seaside 88, LP, paid on October 3, 2012							-	-	(3,842)			(3,842)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							89,006	89	223			312
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	28,413			28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							1,586	2	2,946			2,948
Dividend to Seaside 88, LP, paid on October 17, 2012							-	-	(2,948)			(2,948)
Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							4,751	5	9,995			10,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							80,385	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 31, 2012							-	-	24,955			24,955
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							1,280	1	2,312			2,313
Dividend to Seaside 88, LP, paid on October 31, 2012							-	-	(2,313)			(2,313)
Warrants issued to Scientific Advisory Board on November 15, 2012							-	-	34,200			34,200
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							1,092	1	1,755			1,756
Dividend to Seaside 88, LP, paid on November 14, 2012							-	-	(1,756)			(1,756)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							109,470	109	274			383
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on November 14, 2012							-	-	28,407			28,407
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							734	1	1,120			1,121
Dividend to Seaside 88, LP, paid on November 29, 2012							-	-	(1,121)			(1,121)
Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							3,774	4	6,996			7,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							111,628	112	279			391
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(49)		-	-	(1)			(1)
Derivative Liability - Retirement of Preferred Series C on November 29, 2012							-	-	29,302			29,302
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							309	-	468			468
Dividend to Seaside 88, LP, paid on December 13, 2012							-	-	(468)			(468)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							80,680	81	201			282
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(35)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 13, 2012							-	-	20,953			20,953
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					714		-	-	2,541,872			2,541,872
Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012							-	-	(165,000)			(165,000)
Derivative Liability - Issuance of Preferred Series C							-	-	-			-
Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012							-	-	(12,500)			(12,500)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							102,080	102	255			357
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(45)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 21, 2012							-	-	24,686			24,686
Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							4,000	4	6,996			7,000
Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							2,581	3	4,997			5,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							99,998	100	250			350
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on january 4, 2013					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 4, 2013							-	-	22,488			22,488
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on Jamuary 4, 2013							6,259	6	8,986			8,992
Dividend to Seaside 88, LP, paid on January 4,2013							-	-	(8,992)			(8,992)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							110,842	111	277			388
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 17, 2013							-	-	26,329			26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							5,714	6	8,435			8,441
Dividend to Seaside 88, LP, paid on January 17, 2013							-	-	(8,441)			(8,441)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							78,797	79	197			276
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(32)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 31, 2013							-	-	18,502			18,502
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							5,400	5	7,808			7,813
Dividend to Seaside 88, LP, paid on January 31, 2013							-	-	(7,813)			(7,813)
Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							4,082	4	6,996			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	664,926			665,497
Warrants issued to Scientific Advisory Board on February 15, 2013							-	-	31,800			31,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							5,172	5	7,371			7,376
Dividend to Seaside 88, LP, paid on February 14, 2013							-	-	(7,376)			(7,376)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							68,875	69	172			241
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(27)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on February 14, 2014							-	-	15,985			15,985
Redemption of Series C Convertible Preferred on February 26, 2013					(522)			-	(1,714,334)			(1,714,334)
Dividend to Seaside 88, LP, paid on February 26, 2013							-	-	(6,002)			(6,002)
Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							4,348	4	6,996			7,000
Derivative Liability - Redemption of Preferred Series C on February 26, 2013							-	-	42			42
Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							71,428	71	59,929			60,000
Series A Preferred Shares issued for employee stock compensation, March 1, 2013	169,643	170					-	-	444,874			445,044
Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							3,077	3	6,997			7,000
Shares issued to a Director for services rendered at $0.53 per share on March 31, 2013							1,348	2	2,498			2,500
Shares issued for consulting and legal services rendered at $0.48 per share on April 1, 2013							569	1	959			960
Shares issued for consulting and legal services rendered at $0.49 per share on April 30, 2013							3,175	3	6,997			7,000
Warrants issued to Scientific Advisory Board on May 15, 2013							-	-	34,800			34,800
Shares issued for consulting and legal services rendered at $0.46per share on May 31, 2013							3,333	3	6,997			7,000
Shares issued for consulting and legal services rendered at $0.65 per share on June 30, 2013							3,030	3	6,993			6,996
Shares issued for Directors fees at $0.70 pershare on June 30, 2013							4,592	5	11,245			11,250
												-
Net loss								-	-		(8,875,668)	(8,875,668)

Balance, June 30, 2013	2,990,000	2,990	-	-	-	-	47,026,173	47,026	46,259,420	-	(38,299,784)	8,009,652

See accompanying notes to the financial statements

Shares issued for consulting and legal services rendered at $1.93 per share on July 31, 2013							3,627	4	6,996			7,000
Warrants issued to Scientific Advisory Board on August 15, 2013							-	-	106,050			106,050
Shares issued for consulting and legal services rendered at $2.03 per share on August 31, 2013							3,449	4	6,996			7,000
Common shares and warrants issued in connection with private placement of common stock, September 10, 2013							2,945,428	2,945	10,306,051			10,308,996
Costs associated with sale of Securities									(113,696)			(113,696)
Warrants issued for commissions, September 10, 2013							-	-	113,696			113,696
Placement Agents Fees related to sale of Common shares and Warrants on September 10, 2013							-	-	(618,545)			(618,545)
Common Shares issued to round up fractional shares arising from private placement on September 10,2013							5,940	6	(6)
Common Shares issued in connection with warrant conversion, September 25, 2013							35,357	35	185,589			185,624
Shares issued for consulting and legal services rendered at $2.17 per share on September 30, 2013							3,226	3	6,997			7,000
Shares issued for Directors fees at $2.04 per share on September 30, 2013							5,501	6	11,244			11,250
												-
Net loss								-	-		(6,272,780)	(6,272,780)

Balance, September 30, 2013	2,990,000	2,990	-	-	-	-	50,028,701	50,029	56,270,792	-	(44,572,564)	11,751,247

Series A Preferred Shares issued for employee stock compensation, October 1, 2013	5,117	5					-	-	35,995			36,000
Shares issued for consulting and legal services rendered at $5.29 per share on October 31, 2013							1,323	1	6,999			7,000
Warrants issued to Scientific Advisory Board on November 15, 2013							-	-	31,552			31,552
Shares issued for consulting and legal services rendered at $5.14 per share on November 30, 2013							1,362	1	6,999			7,000
Common Shares issued in connection with warrant conversion, December 16, 2013							7,143	7	24,993			25,000
Shares issued for consulting and legal services rendered at $5.01 per share on December 31, 2013							1,383	2	6,999			7,001
Shares issued for Directors fees at $5.07 per share on December 31, 2013							2,220	2	11,248			11,250
Series A Preferred Shares issued for employee stock compensation, October 1, 2013	1,495	2					-	-	26,998			27,000
Net loss								-			(1,692,382)	(1,692,382)

Balance, December 31, 2013	2,996,612	2,997	-	-	-	-	50,042,132	50,042	56,422,575	-	(46,264,946)	10,210,668

See accompanying notes to the financial statements

Nanoviricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			For the Period from
	For the Six Months	For the Six Months	May 12, 2005
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,965,162)	$(3,012,340)	$(46,264,946)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	63,000	-	2,711,241
Common shares and warrants issued for services	64,500	47,000	3,625,577
Common shares issued for interest		-	665,497
Warrants granted to scientific advisory board	137,602	75,000	1,344,440
Amortization of deferred compensation	-	-	121,424
Depreciation	106,072	105,438	1,142,824
Amortization	4,387	4,388	46,307
Change in fair value of derivative liability	3,826,274	226,549	5,117,146
Amortization of deferred financing expenses	-	-	51,175
Discount convertible debentures	276,254	-	350,184
Beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(208,011)	(487,415)	(798,391)
Other current assets	-	-	(8,001)
Deferred expenses	-	-	(2,175)
Accounts payable - trade	(18,978)	47,954	588,660
Accounts payable - related parties	176,025	301,203	886,592
Accrued expenses	20,531	(25,390)	224,888

NET CASH USED IN OPERATING ACTIVITIES	(3,517,506)	(2,717,613)	(29,477,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	(1,000,000)	-	(2,000,000)
Purchase of property and equipment	(2,357,983)	-	(3,863,631)
Purchase of trademark	-	-	(458,955)

NET CASH USED IN INVESTING ACTIVITIES	(3,357,983)	-	(6,322,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	-		6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net	-	-	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	-	2,322,500	2,835,963
Proceeds from issuance of common stock and warrants in connection
with private placements of common stock, net of issuance costs	9,690,450	-	20,987,198
Proceeds from exercise of stock options	-	-	90,000
Proceeds from exercise of warrants	210,626	-	3,373,216
Collection of stock subscriptions received	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,901,076	2,322,500	52,748,897

NET CHANGE IN CASH	3,025,587	(395,083)	16,948,832

Cash at beginning of period	13,923,245	14,274,985	-

Cash at end of period	$16,948,832	$13,879,902	$16,948,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$64,500	$47,000	$12,043,302
Preferred stock issued as compensation	63,000	-	3,684,782
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	137,602	75,000	1,202,840
Stock warrants granted to brokers	113,696	-	117,259
Common stock issued for interest on debentures	-	-	73,930
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	-		20,320,630
Common stock issued upon conversion of Series C Preferred Stock		5,098,189	5,396,661
Common stock issued for dividends on Preferred Stock		57,486	234,508
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2013 AND 2012

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. which was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling as a Nevada corporation.  On May 12, 2005, the corporations were merged and Edot-com.com, Inc., the Nevada corporation, became the surviving entity.

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

We focus our research and clinical programs on specific anti-viral therapeutics. The Company’s platform technology is based on novel biomimetic nanomedicine constructs, called nanoviricides®. A nanoviricide isdesigned to “fool” the virus into binding to the nanoviricide in the same fashion that it would bind to the host cell. Because the host cell receptor and how the virus binds to it does not change despite all the changes in the virus, the Company believes that our broad-spectrum nanoviricides should continue to work against the virus despite the viral mutations and other changes. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy.

The Company has held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 in the FluCide™ program. The Company is developing this injectable drug (NV-INF-1) for hospitalized patients with severe influenza, including immuno-compromised patients. The Company believes that this drug may also be usable as a single-dose injection in a medical office for less severe cases of influenza. The Company has also developed an oral anti-influenza drug candidate, NV-INF-2, with a very high degree of effectiveness when taken by mouth. This may be the first ever nanomedicine that is orally active. Both of these anti-influenza therapeutic candidates are “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including Bird Flu H5N1, Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that they have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model. Both of these drug candidates can be used as prophylactics to protect at-risk personnel such as health-care workers and immediate family members and caretakers of a patient.

The Company’s broad-spectrum drug candidate for the treatment of dengue viral infections, DengueCide™, has received “orphan drug” status from both the US FDA and the European Medicines Agency (“EMA”). This orphan drug status carries with it several tax benefits and other financial equivalent incentives. Notably, in the US, orphan drug status will enable us to gain a “Priority Review Voucher” that can be applied to another drug development program or can be sold for a consideration to another pharmaceutical company, once the drug is approved. The Company has therefore prioritized its Dengue drug development program.

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

The Company is also developing a broad-spectrum skin cream for the treatment of oral and genital herpesvirus infections (i.e. both HSV-1 and HSV-2).

In addition, the Company is also developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, the anti-HSV drug candidates have shown excellent efficacy in cell culture studies. The Company is also developing a skin cream formulation for the treatment of herpes cold sores or genital warts. Further, the Company is also developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). DSS and DHF are thought to be caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. In addition to these six drugs in development, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, and others. To date, the Company does not have any commercialized products.

Thus, at present, the Company has six drug programs in its pipeline that have shown significant successes in cell culture as well as animal models. The Company’s platform technology enables rapid development of drug candidates against novel infections. The Company believes that it will continue to expand its pipeline as available funds and opportunities permit.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended December 31, 2013	For the Fiscal Year Ended June 30, 2013

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.10 per share expiring ten (10) years from the date of issuance	535,715	535,715

Sub-total: stock options	535,715	535,715

Warrants

Warrants issued from June 15, 2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28, 2014	513,143	513,143

Warrants issued on August 22, 2008 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28, 2014	466,486	466,486

Warrants issued from June 15, 2008 through May 15 ,2010 to SAB for services with an exercise price from $2.45 to $9.38 per share expiring February 28, 2014	211,429	211,429

Warrants issued on June 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	561,628	568,771

Warrants issued on September 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	1,437,871	1,437,871

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price ranging from $5.15 to $6.34 per share expiring fiscal year ending June 30, 2015	65,714	65,714

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price ranging from $2.80 to $4.94 per share expiring fiscal year ending June 30, 2016	68,571	68,571

Warrants issued from August 16, 2012 to May 15, 2013 to SAB for services with an exercise price ranging from $1.89 to $5.88 per share expiring fiscal year ending June 30, 2017	68,571	68,571

Warrants issued on September 10, 2013 to investors with an exercise price of $5.25 per share expiring February 28, 2018 less Warrants exercised on September 25, 2013	2,910,071	-

Warrants issued on August 15, 2013 to SAB for services with an exercise price of $5.17 per share expiring on August 15, 2017	21,000	-

Warrants issued on September 10, 2013 to Placement Agents as commissions with an exercise price of $5.25 per share expiring February,28, 2018	58,910
Warrants issued on November 15, 2013 to SAB for services with an exercise price of $6.56 per share expiring on November 15, 2017	17,143	-
Sub-total: warrants	6,400,537	3,400,556
Total potentially outstanding dilutive common shares	6,936,251	3,929,127

In addition the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the Debentures is payable in restricted shares of the Company’s $0.001 par value common stock or in warrants, according to the terms of the Debenture.

At December 31, 2013 the estimated number of potentially dilutive shares of the Company’s common stock into which these Debentures can be converted is 1,237,113 based upon the Selling price of the Company’s common stock on December 31, 2013. At December 31, 2013 the estimated number of potentially dilutive shares of the Company’s common stock arising from the payment of a portion of the future interest to be paid on the debentures in common shares or warrants is 1,714,286.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other ComprehensiveIncome." The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint andSeveral Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

In March 2013, the FASB issued ASU 2013-07,“Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2013 the Company had cash and cash equivalents of $16,948,832. In addition, subsequent to this time-period, on January 21, 2014, the Company has raised an additional approximately $20 Million in a registered direct offering through a sale of units comprising its common stock and warrants (See below). The Company has sufficient capital to continue its business, at least, through December 31, 2015, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

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

Subsequent to the reporting period, on January 21, 2014, the Registrant entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $5.25 (“Purchase Price”) per Unit. The price per Unit was equal to a four percent (4%) discount to the 20-day VWAP of the Registrant’s stock price on Friday, January 17, 2014. The exercise price of the Warrant was equal to the closing price of the Registrant’s stock on Friday, January 17, 2014.  Each Unit consisted of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and Sixty-Five Hundredths (65/100) of a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $6.05 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”). The Warrants are exercisable immediately and expire five years after issuance. On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,246.25 before estimated expenses of the Offering of approximately $1,200,000, which includes placement agent fees but does not include and attorneys’ fees and other expenses.

As a result of the successful sale of the Company’s Common Shares, management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, December 31, 2015 at current rate of expenditures.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $46,264,945 at December 31, 2013 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2014 and 2013 and a cash and cash equivalent balance of $16,948,832 at December 31, 2013, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

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

Development costs charged by and paid to TheraCour were $1,411,327 and $1,088,484 for the Six months ended December 31, 2013, and 2012, respectively and $9,116,815 since inception. As of December 31, 2013, pursuant to its license agreement, the Company has paid a security advance of $795,715 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through December 31, 2013.

Anil R. Diwan, President, and a director of the Company, is also a Director and President of TheraCour. Dr. Diwan owns approximately 70% of the common stock of TheraCour, which itself owns approximately 19% of the Common stock of the Company.

TheraCour owns approximately 9,476,000 shares of the Company’s outstanding common stock as of December 31, 2013.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct preclinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s Consulting Chief Regulatory Officer, a non-executive position, is also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the six months ended December 31, 2013, and 2012, were $314,155 and $561,618 respectively.

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

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	December 31, 2013	June 30, 2013
TheraCour Pharma, Inc.	$795,715	$546,783
Prepaid Others	10.676	51,597
	$806,391	$598,380

Note 6 – Equity Transactions

In accordance with the Registrant’s reverse stock split on a 1 for 3.5 basis, effective September 10, 2013, the Registrant filed a Certificate of Change to its Articles of Incorporation pursuant to Section 78.209 of the Nevada Revised Statutes (the “Amendment”) on September 3, 2013. The Amendment effectuated a reverse stock split of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) by simultaneously decreasing the number of the Registrant’s authorized and outstanding capital stock on a basis of 1 for 3.5 shares (the “Split”). Accordingly, upon effectiveness of the Split, the Registrant’s authorized capital stock shall consist of (i) 85,714,286 shares of Common Stock and (ii) 5,714,286 blank check preferred shares, par value $0.001 (the “Preferred Stock”), of which approximately 50,028,701 shares of Common Stock and 2,990,000 shares of Preferred Stock were outstanding. All share amounts and per share amounts have been restated to reflect this reverse stock split. In conjunction with the reverse stock split, the Company’s Board of Directors authorized the issuance of 5,940 shares of the Company’s common stock to round up fractional shares resulting from the reverse stock split.

The Registrant elected to effectuate the Reverse Split in order that the price of the Common Stock qualify for listing on a national securities exchange. The Amendment was unanimously approved by the Board of Directors so that the Common Stock would comply with such listing requirement

On September 9, 2013, NanoViricides Inc. entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $3.50 (“Purchase Price”) per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”) The Warrants are exercisable immediately and expire five years after issuance.

On September 12, 2013, post reverse -split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624.

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

On September 25, 2013, the Company’s Common Stock began trading on the NYSE MKT exchange.

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

In October, 2013 the Board of Directors authorized the issuance of 5,117 shares of the Company’s $0.001 Par Value Series A Convertible Preferred Stock as employee compensation and recognized an expense of $35,995.

In November, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $6.56 per share expiring in November ,2017.  These warrants were valued at $31,552 and recorded as consulting expense.

In December, 2013, the Company issued 7,143 shares of the Company’s $0.001 par value Common Stock with a restrictive legend at $3.50 per share upon the exercise of Warrants.

For the three months ended December 31, 2013, the Company's Board of Directors authorized the issuance of 4,069 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

 In December, 2013 the Board of Directors authorized the issuance of 1,495 shares of the Company’s $0.001 Par Value Series A Convertible Preferred Stock as employee compensation and recognized an expense of $26,998.

For the three months ended December 31, 2013, the Company's Board of Directors authorized the issuance of 2,220 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

Note 7 - Stock Options and Warrants

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

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2013	535,715	0.10	2.23	850,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31,2013	535,715	-	-	1,827,433

As of December 31,2013 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2013	3,400,556			-

Granted	3,042,480	4.58	2.99	-
Exercised	42,499	-	-	-
Expired		-	-	-
Canceled	-	-	-	-
Outstanding at December 31,2013	6,400,537	4.66	2.53	3,928,098

Of the above warrants, 3,190,557 expire in fiscal year ending June 30, 2014; 65,714 expire in fiscal year ending June 30, 2015; and 68,571 expire in fiscal year ended June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 3,007,124 expire in fiscal year ending June 30, 2018.

Note 8 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $52,170 and $52,170 for the six months ended December 31, 2013 and 2012, respectively.

On February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, LLC, a Connecticut Limited Liability Company (“Inno-Haven”), to lease for a four-year term a 18,000 square foot building located at 1 Controls Drive, Shelton, Connecticut (the “Leased Premises”) to be suitable for laboratory and GMP clean room drug manufacturing. Inno-Haven is controlled by Anil Diwan, the Company’s founder, President and Chairman and controlling shareholder of TheraCour Pharma, Inc., the Company’s principal shareholder (“TheraCour”). The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the laboratory and GMP clean room, and which would contain definitive terms regarding rent, taxes, utilities, maintenance and other, similar items. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for shares of its restricted Common Stock, provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The Company shall file a registration statement within ninety (90) days of a closing of a Loan (a “Closing”) to cover such Registrable Shares and use its best efforts to have such registration statement declared effective no later than one hundred eighty (180) days following the Closing, and keep such registration statement effective until the termination of the respective collateral agreement , upon request to do so by Inno-Haven, . The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral.

Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013 The Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. The value of the Collateral Shares shall be determined every three months and, in the event that the current number of shares of the Common Stock is less than $1,000,000, Inno-Haven may deposit, and the Company shall register, additional shares to equal the aforesaid $1,000,000. Alternatively, Inno-Haven may deposit cash equal to the difference between $1,000,000 and the value of the Collateral Shares. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of December 31, 2013 the Company has utilized approximately $1.1 million for specific fixtures and improvements it required for the new laboratory and cGMP facilities.

Total rent expense paid to Inno-Haven during this period amounted to $-0- for the six months ended December 31, 2013 and $-0- since February 11, 2013.

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

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraphs (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.) filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado .  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default was filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and the Company intends to defend this action vigorously. The Company has moved the District Court to dismiss the action in its entirety Though consequential and punitive damages are claimed, no facts have been submitted to support such claim. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation.

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

On January 21, 2014, the Registrant entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $5.25 (“Purchase Price”) per Unit. The price per Unit was equal to a four percent (4%) discount to the 20-day VWAP of the Registrant’s stock price on Friday, January 17, 2014. The exercise price of the Warrant was equal to the closing price of the Registrant’s stock on Friday, January 17, 2014.  Each Unit consisted of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and Sixty-Five Hundredths (65/100) of a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $6.05 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”). The Warrants are exercisable immediately and expire five years after issuance. On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,246.25 before estimated expenses of the Offering of approximately $1,200,000, which includes placement agent fees but does not include and attorneys’ fees and other expenses.

On January 22, 2014, a Warrant Holder exercised 75,000 warrants at a per share price of $5.25, and received 75,000 shares of the Company’s $0.001 par value common stock at an aggregate purchase price of $393,750.00.

On February 6, 2014, a Warrant Holder exercised 25,000 warrants at a per share price of $5.25, and received 25,000 shares of the Company’s $0.001 par value common stock at an aggregate purchase price of $131,250.00.

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

Of these, our Injectable FluCide is the most advanced. This drug candidate has shown extremely high effectiveness in a lethal influenza infection mouse model against two different types of influenza A virus, namely H1N1 and H3N2. The Company believes that this drug should be effective against most if not all influenza A subtypes, and strains, including the novel H7N9 strain. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 (i.e. Injectable FluCide) in the FluCide program in March 2012. The Company obtained valuable advice and is developing this candidate towards an investigational drug application (“IND”) to the US FDA as well as for similar applications to other international regulatory agencies. The Company recently performed a short preliminary non-GLP study designed to guide the planned GLP Safety and Toxicology studies (“Tox Package”) that are required for an IND filing. On October 7, 2013, the Company announced that in this small animal non-GLP safety/toxicology study of NV-INF-1 drug candidate, even at maximum feasible dosage, the drug was well tolerated and that no adverse events were found at study completion. . On December 2, 2013, the Company reported that detailed laboratory analyses of samples from this non-GLP safety and toxicology study showed no overall systemic effects and no direct effects on the primary organs. This includes liver and kidney tissues as well as liver and kidney function. This is important as the liver and kidneys are major organs involved in drug toxicity. In addition, FluCide showed no adverse effects on the lungs from the treated animals. This is very important because the respiratory system is a primary site of influenza virus infection and tissue damage. These strong safety findings were seen at all doses tested, even at the maximum feasible dose (MFD). MFD was much higher than the therapeutic dose range used to treat influenza virus infections in our animal model efficacy studies. FluCide was administered intravenously by tail-vein injections or by infusion in this study. The non-GLP safety/toxicology study was conducted at KARD Scientific in Massachusetts.

These results support the Company’s positive findings in animals that were infected with different influenza A virus strains. In those studies, no safety or toxicology concerns were observed. The Company has previously reported that its FluCide candidate demonstrated extremely high anti-influenza activity in lethal infection animal models using multiple influenza A subtypes. The extremely high anti-influenza activity coupled with the strong safety data were the basis for the selection of this FluCide candidate for further drug development. As previously reported, the results of this study will provide both the basis and focus for the GLP safety and toxicology studies of FluCide that are required for the IND submission to the U.S. FDA. These GLP studies will be performed on both large and small animals at the BASi facility in Indiana.

The Company believes that these strong safety data bode well for our other drug programs as well. This is because a nanoviricide is built of two parts – (1) a virus specific ligand, that is chemically attached to (2) a “nanomicelle” or polymeric micelle based on our specific chemistries. It is reasonable to believe that the nanomicelle structures of our other drug candidates should also be safe. In addition, we believe that we have chosen antiviral ligands for our other drug candidates in a very conservative, safety-biased fashion.

The Company is currently performing process development and scale up studies on its FluCide drug candidate in its existing facilities. Upon scale-up, we will be able to produce the quantities of materials we need for the GLP Safety/Toxicology study of the injectable FluCide drug. We intend to begin the GLP Safety/Toxicology study as soon as feasible.

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

We have assembled a marquee team of experts to help with the design, engineering, architecture, and construction of this facility. Mr. Andrew Hahn continues to provide overall stewardship for this project. He was formerly Senior Director of Engineering, Pharmaceutical Facilities, Global Engineering, at the Bristol-Myers-Squibb Company Worldwide Medicines Group (BMS). He has almost 30 years of experience in architecture, design and project management in the creation of new and refurbished facilities at Bristol-Myers Squibb Company. Mr. Phil Mader and his firm, MPH Engineering, LLC (“MPH”), continue to help with the overall project management and design engineering of the laboratory and cGMP pilot production facility. Prior to founding MPH, from 2000 to 2007, Phil Mader served as the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”). He was involved in the design, implementation, and commissioning of various biology and chemistry laboratory projects within budget and in a timely manner. Ms. Kathyann Cowles of ID3A, LLC, serves as the Principal Architect. Ms. Cowles, co-founder of Id3A, has over thirty years of experience as a licensed Architect and Senior Project Manager for diverse and complex design and construction projects in the academic, science,  technology, corporate and research sectors. This team is working with the expert advice and guidance of the Company’s Scientific Advisor, Dr. Harmon Aronson. Dr. Aronson is a well-known cGMP consultant in the pharmaceutical industry, and was formerly Vice President of Quality Management at Biocraft Laboratories, a company that was acquired by Teva Pharmaceuticals.

This renovation project is now in the construction phase. The construction is projected to be substantially complete in the first calendar quarter of 2014. We intend to lease the building from Inno-Haven, LLC. The terms of the lease have not been finalized.

After the construction is completed, we will need to set up new equipment and ensure that its performance is adequate. Thereafter we will need conduct several validation studies and also move our current laboratories to the new facility. In addition, we will need to set up cGMP compliant systems for working in this new facility. We will need to establish the scaled up manufacturing processes of our drug candidates under cGMP guidelines in this facility. Only after that, the Company will be able to make cGMP-like material using the same processes as c-GMP material but prior to undergoing the FDA registration process. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside established contract manufacturers.

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

The annual meeting of the Company’s shareholders was held on December 9th in Stamford, CT. The meeting was well attended in spite of poor weather conditions. All of the Directors of the Company were present. Professor MukundKulkarni and Mr. Stanley Glick were present in person. Dr. Milton Boniuk had sent Ms. Debra Boniuk, his daughter and legal counsel to his charitable foundation, as his representative. In addition, two of the Company’s Scientific Advisory Board members, namely Dr. Harmon Aronson, and Professor Thomas Lentz, also attended the meeting. The Company has unveiled its completely redesigned website in time for the annual meeting. The new website provides access to the CEO’s presentation, our press releases, our technologies, as well as our SEC filings and other documents. This website is built with modern technologies including CSS and HTML5 to allow flexible design and simplifying future updates.

As of December 31, 2013, the Company has current assets of approximately $17MM and additional cash provided as security deposits for the new facility of $2M, for a total of $19MM available cash.. The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $1.75M this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure.

Subsequent to the reporting period, we have raised approximately $20MM (or approximately $18.8MM net of commissions) on January 21, 2014. With this additional cash,we believe we have sufficient funds in hand to complete Phase I and Phase IIa human clinical studies for at least one of our drug candidates, and advance, at least, one more drug candidate into human clinical studies. Our estimate is based on a number of assumptions and cost estimates provided by outside parties. The Company itself does not have the expertise in taking a drug through human clinical trials and as such depends upon outside experts to generate such estimates as well as to help the Company formulate and conduct its drug development programs. As such, these estimates may be grossly in error and there may also be hidden costs that we are not aware of.

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators.

In November 2013, we renewed our contract with the Professor Eva Harris lab at the University of California at Berkeley for evaluation and development of our Denguecide drug candidate. With cases in Florida, Texas and recently in New York, in addition to 25,000 suspected cases reported in Puerto Rico this past summer, dengue virus is clearly becoming an important pathogen of concern in the United States.

We have engaged Biologics Consulting Group, Inc., to help us with the US FDA regulatory submissions. We are also engaged with Australian Biologics Pty, Ltd to help us with clinical trials and regulatory approvals in Australia. We believe that cGMP-like manufactured product is acceptable for entering human clinical trials in Australia.

In addition, we have recently signed “confidential disclosure agreements” (CDAs) with (1) Lovelace Respiratory Research Institute (LRRI), New Mexico, USA, (2) Public Health England (PHE), UK, and most recently (3) Viroclinics Biosciences, BV, the Netherlands. We anticipate completing master services agreements with these parties and, thereafter, initiate antiviral testing programs. In particular, we anticipate the IND-enabling studies involving testing of FluCide against several influenza strains to be conducted at these facilities. In addition, PHE-UK and Viroclinics have both been at the frontiers of the study of novel virus infection breakouts, such as MERS (Middle East Respiratory Virus), and previously, SARS.

We have continued to achieve significant milestones in our drug development activities. All of our drug development programs are presently at pre-clinical stage. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates.

The Company reports summaries of its studies as the data becomes available to the Company, after analyzing and verifying the same, in its press releases.

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

In September 2013, we announced that we had further improved the HIVCide drug candidates, based on results of cell culture studies conducted by Southern Research Institute, Frederick, MD. A broad-spectrum anti-HIV-I activity was demonstrated in that HIV-1 Ba-L, a CCR5-using strain as well as HIV-1 IIIB, a CXCR4-using strain, were both inhibited equally well by two different nanoviricide drug candidates in the standard MAGI HIV Antiviral Assay

A long and sustained effect of HIVCide would lead to improved patient compliance, which is a sought after goal in HIV therapy. With this new study, we believe that we are close to a “Functional Cure” of HIV wherein the patient can take treatment until the viral load is undetectable and then stop treatment until an episode of virus reawakening occurs. Anti-HIV drug development is very expensive and therefore the Company continues to keep this program at a lower priority than our other drug development programs.

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

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions

The nanomedicine technologies developed by TheraCour Pharma, Inc. serve as the foundation for our intellectual property. The Company holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

As the Company’s drug candidates progress towards human clinical studies, it has become necessary to enable that they can be produced under “current Good Manufacturing Practices” (cGMP) guidelines of the US FDA, and other applicable international guidelines (such as WHO and ICH guidelines, as well as other country-specific and region-specific guidelines). In the US, the US FDA requires that at least two validated and consistent batches of the drug be produced under cGMP conditions before any human clinical trials can be allowed. Some other countries may allow research product materials for certain phases of human clinical trials. The Company’s management has studied the possibilities of contract manufacturing of its drug candidates over the last several years and has concluded that building a small pilot scale manufacturing facility where the special needs of the manufacture of its nanomedicines can be met is the most appropriate solution. This approach provides the highest level of control over the quality of the materials and also keeps the intellectual property of the Company well protected. Further, to minimize capital costs to the Company, management determined that a separate entity should be allowed to purchase the real estate, renovate, build and maintain the facilities under the Company’s direction and control. Subsequently, a separate entity, Inno-Haven, LLC (“Inno-Haven”), controlled by Anil R. Diwan, the Company’s founder, was created for this purpose. Inno-Haven purchased an 18,000 sq. ft. light manufacturing building on a 4.2 acre land lot in Shelton, Connecticut in August, 2011. The purchase and related costs were financed by Dr. Diwan through his personal savings, and the sale of NanoViricides common stock that he had acquired as a founder, that netted approximately $900,000 after expenses and income taxes. Dr. Diwan disposed of his shares in accordance with a 10b5.1 trading plan which concluded in October, 2011. Inno-Haven has also obtained additional financing from certain other unrelated parties.. Dr. Diwan had also agreed to provide personal guarantees for potential loans and mortgages which could be drawn for the purpose of financing the building and construction costs

The Company has agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces that are anticipated to be built by renovating the existing building. Subsequently, on February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, to lease these facilities for a four-year term. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the facilities. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for the shares of restricted NNVC Common Stock owned and provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral. Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013, the Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of December 31, 2013, the Company had expensed approximately $1.1 million in specific fixtures and improvements required by the Company. No lease has been finalized as of now. Total rent expense paid to Inno-Haven during this period amounted to $-0- for the three months ended December 31, 2013 and $-0- since February 11, 2013.

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

The Company’s Drug Pipeline

We currently have, in early, active development, (1) an Injectible FluCide™ for hospitalized patients with severe influenza; (2) Oral FluCide™ for outpatient – both of these drug candidates are expected to be active against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), as well as common seasonal human Influenzas; (3) HIV Cide, a potential “Functional Cure that is active against both the R5 and X4 strains of HIV, (4) Eye drops against viral diseases of the eye such as Epidemic Kerato-Conjunctivitis (EKC) and Herpes Keratitis, (5) HerpeCide against Herpes virus cold sores and genital Herpes, and (6) DengueCide against Dengue viruses. In addition, we have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers. We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

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

Requirement for Additional Capital

As of December 31, 2013, we have current assets of $19.2M that is more than sufficient our operations through more than two years or December 31, 2015, at the Company’s current rate of expenditure. In addition, subsequent to the reporting period, we have raised approximately $20M gross (or approximately $18.8M after commissions).

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

Subsequent to the reporting period, we have raised approximately $20M gross (or approximately $18.8M after commissions). With these additional funds, the Company is now in a position to be able to advance at least one more additional drug candidate towards human clinical trials, and possibly also conduct initial human clinical trials for this additional candidate. Our projections are based on several assumptions and preliminary quotations from providers of various services. The Company does not have direct experience in taking a drug through human clinical trials. In addition, we depend upon external collaborators, service providers and consultants for much of our drug development work. As such our projections and estimates may be significantly off from actual future results both in terms of timeline and in terms of cost budgets.

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of December 31, 2012, the Company had drawn down $22,500,000 of the $40,000,000 S-3 Shelf Registration. In addition, on October 26, 2012, the Company has filed a new S-3 Shelf Registration Statement for $40,000,000 of common stock, preferred stock, warrants, debt securities and units comprised of those securities. Subsequently we combined the unused portion of the prior shelf registration for a total available Shelf Registration of $57,500,000. As of December 31, 2013, the Company has drawn down approximately $35,000,000 from this shelf registration. Subsequently, on January 21, 2014, the Company completed another registered direct offering based on this shelf and an additional allowance of 20%, to raise $20M and exhausting the registered shelf. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012 and Form S-3MEF (File No. 333-193439). The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

With these funds, in addition to certain clinical trials for FluCide and DengueCide, the Company anticipates that it will also be able to expedite development of its four other drug candidates, namely, Oral FluCide, HerpeCide™, HIVCide™, and EKCCide™ into the FDA approval process.

The Company anticipates it will have sufficient access to capital even if it decides to develop FluCide through Phase III on its own. The Company believes it will continue to be able to successfully raise financing as needed. If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond December 31, 2015. The Company currently has no long term debt other than the convertible debentures as disclosed.

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

Changes in Internal Control Over Financial Reporting

In June 2013, the Company completed the process of accomplishing an independent board of directors. Simultaneously, the Company also expanded its Audit Committee, chaired by its Director, Mr. Stanley Glick, CPA, to include two additional Board Members, namely, Professor Mukund Kulkarni and Professor Dr. Milton Boniuk. In addition, the Company formalized its Compensation Committee, and Nomination Committee, with the same three independent board members serving on these committees. The Company further formulated an Executive Committee that reports directly to the Board of Directors. The Company’s CEO, Dr. Eugene Seymour, MD, MPH, and its President, Anil R. Diwan, PhD, are ex-officio members of the Executive Committee.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraph (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.)filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado .  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default had been filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and the Company intends to defend this action vigorously. The Company has moved the District Court to dismiss the action in its entirety. Though consequential and punitive damages are claimed, no facts have been submitted to support such claim. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation.

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

In November, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $6.56 per share expiring in November ,2017.  These warrants were valued at $31,552 and recorded as consulting expense.

In December, 2013, the Company issued 7,143 shares of the Company’s $0.001 par value Common Stock with a restrictive legend at $3.50 per share upon the exercise of Warrants.

For the three months ended December 31, 2013, the Company's Board of Directors authorized the issuance of 4,069 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

For the three months ended December 31, 2013, the Company's Board of Directors authorized the issuance of 2,220 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Dr. Krishna Menon, our interim Consulting Regulatory Officer, has resigned from this consulting post due to health reasons. Dr. Menon was not an employee of the Company and did not receive any compensation for this role, other than the shares of founder’s stock he had received at the formation of the Company. Randall W. Barton, PhD, our Chief Scientific Officer (CSO), continues to perform the duties of our interim Regulatory Officer. He is supported in this role by the Biologics Consulting Group, Inc., our consultants for regulatory affairs.

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

(b)  Reports on Form 8-K.  During the fiscal quarter ended December 31, 2013, the Company filed the following Current Reports on Form 8-K:

On December 13, 2013, the Company filed a Current Report on Form 8-K disclosing that the Company held its Annual Meeting on December 9, 2013 and that at the Meeting, the Company’s stockholders: (i) re-elected Eugene Seymour, as director of Class II for a two-year term expiring at the 2015 annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal; (ii) voted, on an advisory basis, on the compensation of the Company’s named executive officers; (iii) voted, on an advisory basis, on a three year frequency to approve the compensation of the Company’s named executive officers; (iv) ratified the appointment of Li & Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2014. Each proposal is described in more detail in the Company’s Proxy Statement filed with the Securities and Exchange Commission on October 22, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2014

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer
(Chief Financial Officer)

