Form 10-Q
period 2014-03-31
NANOVIRICIDES, INC.
filed 2014-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Yes ☐    No ☒

The number of shares outstanding of the Company's common stock, par value $0.001 per share, as of May 15, 2014, was approximately: 54,536,000

NANOVIRICIDES, INC.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2014 (Unaudited) and June 30, 2013		3

Statements of Operations for the Three Months and Nine Months Ended March 31, 2014 and 2013 and for the Period from May 12, 2005 (Inception) through March 31, 2014 (Unaudited)		4

Statement of Stockholders’ Equity For the period May 12, 2005 (inception through March 31, 2014 (Unaudited)		5

Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013 and for the Period from May 12, 2005 (Inception) through March 31, 2014 (Unaudited)		6

Notes to the Financial Statements (Unaudited)		7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits and Reports on Form 8-K	43

Signatures		44

Certifications

2

Nanoviricides, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2014	June 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,265,348	$13,923,245
Prepaid expenses	1,338,895	598,380

Total Current Assets	34,604,243	14,521,625

PROPERTY AND EQUIPMENT
Property and equipment	5,123,849	1,505,648
Accumulated depreciation	(1,188,654)	(1,036,752)

Property and equipment, net	3,935,195	468,896

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(48,502)	(41,921)

Trademark, net	410,452	417,033

SECURITY DEPOSIT	2,000,000	1,000,000

Total Assets	$40,949,890	$16,407,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$255,002	$263,258
Accounts payable – related parties	746,036	710,567
Accrued expenses	207,096	204,359

Total Current Liabilities	1,208,134	1,178,184

LONG TERM LIABILITIES:
Debentures payable	3,887,378	3,468,073
Derivative liability	3,824,986	3,751,645
Total Long Term Liabilities	7,712,364	7,219,718

Total Liabilities	8,920,498	8,397,902

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 3,017,307 and 2,990,000 shares issued and outstanding, respectively	3,018	2,990
Series B Convertible Preferred stock, $0.001 par value, 2,857,143 shares designated, none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Common stock, $0.001 par value; 85,714,286 shares authorized; 54,536,081 and 47,026,173 shares issued and outstanding, respectively	54,536	47,026
Additional paid-in capital	78,531,194	46,259,420
Deficit accumulated during the development stage	(46,559,356)	(38,299,784)

Total Stockholders' Equity	32,029,392	8,009,652

Total Liabilities and Stockholders' Equity	$40,949,890	$16,407,554

See accompanying notes to the financial statements

3

NanoViricides, Inc.

(A Development Stage Company)

Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	May 12, 2005
	Ended	Ended	Ended	Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES
Research and development	$625,737	$1,359,205	$2,930,436	$3,279,220	$25,734,496
Refund credit research and development costs	-	-	-	-	(420,842)
General and administrative	607,628	831,353	1,943,123	1,748,582	14,957,971

Total operating expenses	1,233,365	2,190,558	4,873,559	5,027,802	40,271,625

LOSS FROM OPERATIONS	(1,233,365)	(2,190,558)	(4,873,559)	(5,027,802)	(40,271,625)

OTHER INCOME (EXPENSE):
Interest income	54,789	-	78,850		346,548
Interest expense	(2,725,716)	(822,278)	(2,972,216)	(770,825)	(3,149,254)
Amortization of discount on convertible debentures	(143,051)	-	(419,305)	-	(1,407,738)
Beneficial conversion feature of convertible debentures	-	-	-	-	(713,079)
Change in fair market value of derivatives	3,752,933	(669,753)	(73,342)	(896,302)	(1,364,208)

Other income (expense), net	938,955	(1,492,031)	(3,386,013)	(1,667,127)	(6,287,731)

LOSS BEFORE INCOME TAX PROVISION	(294,410)	(3,682,589)	(8,259,572)	(6,694,929)	(46,559,356)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(294,410)	$(3,682,589)	$(8,259,572)	(6,694,929)	$(46,559,356)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.08)	$(0.16)	(0.15)

Weighted average common shares outstanding
- basic and diluted	53,318,736	46,701,410	50,307,984	45,686,379

See accompanying notes to the financial statements

4

NanoViricides, Inc.
Statement of Stockholders' Equity
For the period from May 12, 2005 (inception) through March 31, 2014

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Common shares issued May 12, 2005 (Inception)							5,714	6	14	(20)		-
Share exchange with Edot-com.com Inc., June 1, 2005							(5,714)	(6)	(14)	20		-
Common shares exchanged in reverse acquisition of Edot-com.com Inc., June 1, 2005							22,857,143	22,857	(22,837)	(20)		-
Common shares outstanding Edot-com.com Inc., June 1, 2005							5,714,286	5,714	(5,714)			-
Options granted in connection with reverse acquisition							-		-			-

Net loss							-		-		(66,005)	(66,005)

Balance, June 30, 2005	-	-	-	-	-	-	28,571,429	28,571	(28,551)	(20)	(66,005)	(66,005)

Discount related to beneficial conversion feature of Convertible debentures, July 13, 2005							-		5,277			5,277
Legal expenses related private placement of common stock, July 31, 2006							-		(2,175)			(2,175)
Discount related to beneficial conversion feature of Convertible debentures, July 31, 2005							-		5,302			5,302
Warrants issued to Scientific Advisory Board, August 15, 2005							-		4,094			4,094
Options issued to officers, September 23, 2005							-		87,318			87,318
Common shares issued for consulting services valued at $.081 per share, September 30, 2005							657,143	657	185,643			186,300
Common shares issued for interest on debentures, September 30, 2005							13,765	14	4,301			4,315
Discount related to beneficial conversion feature of Convertible debentures, October 28, 2005							-		166,666			166,666
Discount related to beneficial conversion feature of Convertible debentures, November 9, 2005							-		166,667			166,667
Discount related to beneficial conversion feature of Convertible debentures, November 10, 2005							-		45,000			45,000
Discount related to beneficial conversion feature of Convertible debentures, November 11, 2005							-		275,000			275,000
Discount related to beneficial conversion feature of Convertible debentures, November 15, 2005							-		49,167			49,167
Warrants issued to Scientific Advisory Board, November 15, 2005							-		25,876			25,876
Common shares and warrants issued in connection with private placement of common stock, November 28, 2005							97,143	97	169,903			170,000
Common shares and warrants issued in connection with private placement of common stock, November 29, 2005							85,715	86	149,914			150,000
Common shares and warrants issued in connection with private placement of common stock, November 30, 2005							42,857	43	74,957			75,000
Common shares and warrants issued in connection with private placement of common stock, December 2, 2005							28,571	29	49,971			50,000
Common shares and warrants issued in connection with private placement of common stock, December 6, 2005							242,857	243	424,757			425,000
Common shares issued for legal services valued at $.95 per share, December 6, 2005							5,714	6	18,994			19,000
Common shares and warrants issued in connection with private placement of common stock, December 12, 2005							214,286	214	374,786			375,000
Common shares and warrants issued in connection with private placement of common stock, December 13, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 14, 2005							14,285	14	24,986			25,000
Common shares issued in connection with debenture offering, December 15, 2005							14,286	14	48,986			49,000
Common shares and warrants issued in connection with private placement of common stock, December 20, 2005							14,285	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 29, 2005							14,286	14	24,986			25,000
Common shares and warrants issued in connection with private placement of common stock, December 30, 2005.							14,285	14	24,986			25,000
Common shares issued for interest on debentures, December 31, 2005							5,565	6	17,334			17,340
Common shares issued for consulting services valued at $1.46 per share, January 9, 2006							978	1	5,000			5,001
Warrants issued to Scientific Advisory Board, February 15, 2006							-		49,067			49,067
Warrnats issued to Scientific Advisory Board, May 15, 2006							-		51,048			51,048
Common shares issued for interest on debentures, March 31, 2005							2,263	2	22,190			22,192
Options exercised, May 31, 2006							514,286	515	89,485			90,000
Common shares and warrants issued in connection with private placement of common stock, June 15, 2006							535,714	536	1,874,464			1,875,000
Common shares issued for interest on debentures, June 30, 2006							4,122	4	22,434			22,438

Net loss											(3,284,432)	(3,284,432)

Balance, June 30, 2006	-	-	-	-	-	-	31,108,121	31,108	4,557,805	(20)	(3,350,437)	1,238,456

Common shares issued for interest on debentures, July 31, 2006							1,641	2	7,642			7,644
Common shares issued for conversion of convertible debentures, July 31, 2006							952,381	952	999,048			1,000,000
Exercise of stock warrants, July 31, 2006							57,143	57	49,943			50,000
Options issued to Scientific Advisory Board, August 15, 2006							-		30,184			30,184
Options issued to Scientific Advisory Board, November 15, 2006							-		25,888			25,888
Common shares issued for consulting services valued at $.76 per share, January 3, 2007							61,714	62	164,098			164,160
Options issued to Scientific Advisory Board, February 15, 2007							-		32,668			32,668
Options issued to Scientific Advisory Board, May 15, 2007							-		25,664			25,664
Common shares issued for consulting services valued at $1.03 per share, June 12, 2007							215	-	775			775
Common shares issued for consulting services valued at $1.15 per share, June 20, 2007							28,572	29	114,971			115,000
Common shares issued upon warrants conversion, June 20, 2007							265,714	266	619,734			620,000
Common shares issued upon warrants conversion, June 25, 2007							21,429	21	49,979			50,000
Common shares issued upon warrants conversion, June 30, 2007							85,714	86	199,914			200,000
Common shares issued for consulting services valued at $1.06 per share, June 30, 2007							8,540	9	31,791			31,800
Officers' compensation expense							-		27,062			27,062

Net loss							-		-		(3,118,963)	(3,118,963)

Balance, June 30, 2007	-	-	$-	-	-	-	32,591,184	32,592	$6,937,166	$(20)	(6,469,400)	$500,338

Warrants issued to Scientific Advisory Board, August 15, 2007							-		14,800			14,800
Common shares and warrants issued in connection with private placement of common stock, September 21, 2007							428,571	429	749,571			750,000
Common shares issued for consulting and legal services valued at $.75 per share, September 30, 2007							7,213	7	18,393			18,400
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							928,571	929	1,624,071			1,625,000
Common shares and warrants issued in connection with private placement of common stock, October 16, 2007							71,428	71	124,929			125,000
Collection of stock subscriptions receivable, October 17, 2007							-		-	20		20
Warrants issued to Scientific Advisory Board, November 15, 2007							-		7,200			7,200
Common shares issued for consulting and legal services valued at $.49 per share, December 31, 2007							16,329	16	26,884			26,900
Options issued to officers, January 1, 2008							-		7,044			7,044
Warrants issued to Scientific Advisory Board, February 15, 2008							-		8,500			8,500
Common shares issued for consulting and legal services valued at $ .45 per share,March 31, 2008							17,585	18	27,882			27,900
Common shares issued for consulting services valued at $.39 per share, April , 2008							7,929	8	10,813			10,821
Warrants issued to Scientific Advisory Board, May 15, 2008							-		32,253			32,253
Common shares issued for consulting services valued at $1.03 per share, June 30, 2008							8,526	9	27,891			27,900

Net loss							-		-		(2,738,337)	(2,738,337)

Balance, June 30, 2008	-	-	-	-	-	-	34,077,336	$34,079	$9,617,397	$-	$(9,207,737)	$443,739

Common shares issued for consulting and legal services valued at $ 1.22 per share, July 31, 2008							1,171	1	4,999			5,000
Common shares issued for consulting services valued at $1.22 per share, July , 2008							656	1	2,799			2,800
Warrants issued to Scientific Advisory Board, August 15, 2008							-	-	47,500			47,500
Common shares and warrants issued in connection with private placement of common stock, August 22, 2008							896,000	896	3,135,104			3,136,000
Common shares issued to settle account payable							42,857	43	149,957			150,000
Payment of Finder's Fee to Biotech							-	-	(14,696)			(14,696)
Common shares issued in connection with Warrant Conversion, August 22, 2008							35,714	36	106,214			106,250
Common shares issued for legal services valued at $1.24per share, August 31, 2008							1,152	1	4,999			5,000
Common shares issued for consulting services valued at $1.24 per share, August, 2008							645	1	2,799			2,800
Common shares issued for legal services valued at $1.00 per share, September 30, 2008							1,429	1	4,999			5,000
Common shares issued for consulting services valued at $1.00 per share, September 30, 2008							1,600	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .71 per share, October 31, 2008							2,012	2	4,998			5,000
Common shares issued for consulting services valued at $.71 per share, October 31, 2008							2,254	2	5,598			5,600
Warrants issued to Scientific Advisory Board, November 15, 2008							-	-	30,500			30,500
Common shares issued for consulting and legal services valued at $ .67 per share, November 30, 2008							2,132	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, November 30, 2008							2,388	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .83 per share, December 31, 2008							1,721	2	4,998			5,000
Common shares issued for consulting services valued at $.83 per share, December 31 , 2008							1,928	2	5,598			5,600
Common shares issued for legal services valued at $ .60 per share, January 20, 2009							2,381	2	4,998			5,000
Common shares issued for consulting and legal services valued at $ .78 per share, January 31, 2009							2,132	2	4,997			4,999
Common shares issued for consulting services valued at $.78 per share, January 31, 2009							2,388	2	5,598			5,600
Common shares issued for consulting services valued at $ .70 per share, February 1, 2009							14,286	14	34,986			35,000
Warrants issued to Scientific Advisory Board, February 15, 2009							-	-	29,000			29,000
Common shares issued for consulting and legal services valued at $ .71 per share, February 28, 2009							2,012	2	4,997			4,999
Common shares issued for consulting services valued at $.71 per share, February 15, 2009							2,254	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .67 per share, March 31, 2009							1,831	2	4,998			5,000
Common shares issued for consulting services valued at $.67 per share, March 31 , 2009							2,051	2	5,598			5,600
Common shares issued to acquire equipment valued at $0.79 per share							49,286	49	137,451			137,500
Common shares issued for consulting and legal services valued at $0.69 per share, April 30, 2009							2,059	2	4,998			5,000
Common shares issued for consulting services valued at $.69 per share, April 30, 2009							2,305	2	5,598			5,600
Warrants issued to Scientific Advisory Board, May 15, 2009							-	-	30,600			30,600
Common shares issued for consulting and legal services valued at $ .66 per share, May 31, 2009							2,171	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, May 31, 2009							2,432	2	5,596			5,598
Common shares issued for consulting services valued at $ .61 per share, June 30, 2009							7,063	7	14,993			15,000
Common shares issued for consulting and legal services valued at $ .56 per share, June 30, 2009							2,560	3	4,997			5,000
Shares issued for consulting services valued at $.56 per share, June 30, 2009							2,868	3	5,597			5,600
Common shares and warrants issued in connection with private placement of common stock, June 30, 2009							42,857	43	74,957			75,000
Common shares and warrants issued in connection with warrant conversion, June 30, 2009							585,914	586	1,024,764	(100,000)		925,350

Net loss							-		-		(2,787,798)	(2,787,798)

Balance, June 30, 2009	-	-	-	-	-	-	35,799,845	35,800	14,545,276	(100,000)	(11,995,535)	2,485,541

Collection of stock subscription receivable							-		-	100,000		100,000
Common shares issued for consulting and legal services valued at $ .66 per share, July 31, 2009							2,165	2	4,998			5,000
Common shares issued for consulting services valued at $.66 per share, July 31, 2009							2,424	2	5,598			5,600
Warrants issued to Scientific Advisory Board, August 15, 2009							-	-	41,400			41,400
Common shares issued for consulting and legal services valued at $ .86 per share, August 31, 2009							1,861	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, August 31, 2009							1,661	2	5,598			5,600
Common shares issued for consulting services valued at $ .89 per share, September 30, 2009							1,798	2	5,598			5,600
Common shares issued for consulting and legal services valued at $ .89 per share, September 30, 2009							1,605	2	4,998			5,000
Payment of Finder's Fee							-	-	(5,250)			(5,250)
Common shares and warrants issued in connection with private placement of common stock, September 30, 2009							764,286	764	1,336,736			1,337,500
Common shares and warrants issued in connection with warrant conversion, September 30, 2009							1,074,229	1,074	1,878,826			1,879,900
Common shares issued for consulting and legal services valued at $ .57 per share, October 1, 2009							10,025	10	19,990			20,000
Common shares issued for Legal services valued at $56.50 per share, October 26, 2009							3,571	4	7,059			7,063
Warrants issued for commissions, October 26, 2009							-	-	3,570			3,570
Common shares issued for consulting and legal services valued at $ .73 per share, October 31, 2009							1,960	2	4,998			5,000
Common shares issued for consulting services valued at $.73 per share, October 31, 2009							2,195	2	5,598			5,600
Common shares issued upon conversion of Warrants, November 10, 2009							2,857	3	1,437			1,440
Warrants issued to Scientific Advisory Board, November 15, 2009							-	-	39,600			39,600
Common shares issued in payment of accounts payable, November 25, 2009							9,286	9	25,191			25,200
Common shares issued for consulting and legal services valued at $ .86 per share, November 30, 2009							1,661	2	4,998			5,000
Common shares issued for consulting services valued at $.86 per share, November 30, 2009							2,791	3	8,397			8,400
Common shares issued for consulting services valued at $ .85 per share, December 31, 2009							2,833	3	8,397			8,400
Common shares issued for consulting and legal services valued at $ .85 per share, December 31, 2009							1,687	2	4,998			5,000
Common shares issued for consulting and legal services valued at $1.043 per share, January 31, 2010							1,370	1	4,999			5,000
Warrants issued to Scientific Advisory Board, February 15, 2010							-	-	40,200			40,200
Series A Preferred Shares issued for TheraCour license valued at $.001 par value, February 15, 2010	2,000,000	2,000					-	-	5,000			7,000
Common shares issued for consulting services valued at $1.096 per share, February 28, 2010							1,303	1	4,999			5,000
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Common shares issued for employee stock compensation valued at $1.25 per share, March 3, 2010							35,714	36	156,214			156,250
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	71,429	71					-	-	513,752			513,823
Series A Preferred Shares issued for employee stock compensation, March 3, 2010	26,786	28					-	-	192,656			192,684
Common shares issued for consulting and legal servies valued at $1.25 per share, March 3, 2010							286	-	1,250			1,250
Common shares issued for consulting services valued at $1.417 per share, March 31, 2010							1,008	1	4,999			5,000
Common shares issued in lieu of payment of accounts payable - All Sciences							11,321	11	31,689			31,700
Common shares issued for consulting and legal services valued at $2.087 per share, April 30, 2010							685	1	4,999			5,000
Series B Preferred Shares issued to SeaSide 88, LP, May 12, 2010			142,857	143			-	-	4,999,857			5,000,000
Placement Agents Fees related to sale of Convertible Preferred shares, May 12, 2010							-	-	(400,000)			(400,000)
Legal Fees related to Sale of Convertible Preferred Stock, May 12, 2010							-	-	(50,000)			(50,000)
Derivative Liability - Issuance of Series B Preferred Shares							-	-	(1,787,379)			(1,787,379)
Common shares issued for conversion of Series B Preferred Shares at $1.88 per share, May 12, 2010							91,237	91	228			319
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 12, 2010			(17,143)	(17)			-	-	(43)			(60)
Derivative Liability - Retirement of Series B Preferred Shares, May 12, 2010							-	-	128,053			128,053
Warrants issued to Scientific Advisory Board, May 15, 2010							-	-	82,800			82,800
Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, May 26, 2010							113,768	113	285			398
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 26, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, May 26, 2010							-	-	(16,877)			(16,877)
Common shares issued as Dividend to Seaside 88, LP at $1.64, May 26, 2010							2,943	3	16,874			16,877
Derivative Liability - Retirement of Series B Preferred Shares, May 26, 2010							-	-	151,842			151,842
Common shares issued for consulting and legal services valued at $2.083 per share, May 31, 2010							686	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, June 9, 2010							55,714	55	194,945			195,000
Common shares issued for conversion of Series B Preferred Shares at $1.41 per share, June 9, 2010							121,920	122	305			427
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 9, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 9, 2010							-	-	(14,575)			(14,575)
Common shares issued as Dividend to Seaside 88, LP at $1.41, June 9, 2010							2,962	3	14,572			14,575
Derivative Liability - Retirement of Series B Preferred Shares, June 9, 2010							-	-	149,354			149,354
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							3,229	3	19,997			20,000
Common shares issued for consulting and legal services valued at $1.77 per share, June 9, 2010							571	1	3,539			3,540
Common shares issued for conversion of Series B Preferred Shares at $1.59 per share, June 23, 2010							107,973	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 23, 2010			(17,143)	(17)			-	-	(43)			(60)
Dividend paid to Seaside 88, LP, June 23, 2010							-		(12,274)			(12,274)
Common shares issued as Dividend to Seaside 88, LP at $1.59, June 23, 2010							2,209	2	12,272			12,274
Derivative Liability - Retirement of Series B Preferred Shares, June 23, 2010							-		120,249			120,249
Common shares issued for consulting and legal services valued at $1.043 per share, June 30, 2010							782	1	4,999			5,000

Net loss							-		-		(4,744,208)	(4,744,208)

Balance, June 30, 2010	2,169,644	2,170	74,285	75	-	-	38,280,135	38,280	23,217,895 #	-	(16,739,743)	6,518,677

Common shares issued for conversion of Series B Preferred Shares at $1.51 per share, July 7, 2010							113,454	113	284			397
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 7, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 7, 2010							-		(9,973)			(9,973)
Common shares issued as dividend to Seaside 88, LP at $1.65 per share, July 7, 2010							1,731	2	9,971			9,973
Derivative liability - retirement of Series B Preferred Shares, July 7, 2010							-		116,715			116,715
Common shares issued for conversion of Series B Preferred Shares at $1.30 per share, July 21, 2010							132,336	132	331			463
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 21, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, July 21, 2010							-		(7,671)			(7,671)
Common shares issued as dividend to Seaside 88, LP at $1.32 per share, July 21, 2010							1,655	2	7,669			7,671
Derivative liability - retirement of Series B Preferred Shares, July 21, 2010							-		113,700			113,700
Common shares issued for consulting and legal services valued at $2.087 per share, July 31, 2010							882	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $1.14 per share, August 4, 2010							150,547	151	376			527
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 4, 2010							-		(5,370)			(5,370)
Common shares issued as dividend to Seaside 88, LP, at $1.14 per share, August 4, 2010							1,347	1	5,369			5,370
Derivative liability - retirement of Series B Preferred Shares, August 4, 2010							-		104,480			104,480
Warrants issued to Scientific Advisory Board, August 15, 2010							-		45,000			45,000
Common shares issued in conversion of Series B Preferred Shares at $0.99 per share, August 18, 2010							173,248	173	433			606
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 18, 2010			(17,143)	(17)			-		(43)			(60)
Dividend paid to Seaside 88, LP, August 18, 2010							-		(3,068)			(3,068)
Common shares issued as dividend to Seaside 88, LP at $0.99 per share, August 18, 2010							886	1	3,067			3,068
Derivative liability - retirement of Series B Preferred Shares, August 18, 2010							-		104,795			104,795
Common shares issued for consulting and legal services valued at $1.24 per share, August 31, 2010							1,152	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 1, 2010							61,523	62	153			215
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 1, 2010			(5,714)	(6)			-		(14)			(20)
Dividend paid to Seaside 88, LP, September 1, 2010							-		(767)			(767)
Common shares issued as dividend to Seaside 88, LP at $1.00 per share, September 1, 2010							219	-	767			767
Derivative liability - retirement of Series B Preferred Shares, September 1, 2010							-		34,841			34,841
Series B Preferred Shares issued to SeaSide 88, LP, September 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, September 21, 2010							-		(195,000)			(195,000)
Legal fees related to sale of Convertible Preferred Stock, September 21, 2010							-		(10,000)			(10,000)
Derivative liability - issuance of Series B Preferred Shares							-		(328,086)			(328,086)
Common shares issued for conversion of Series B Preferred Shares at $0.93 per share, September 21, 2010							122,861	123	307			430
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 21, 2010			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 21, 2010							-		103,012			103,012
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2010							1,335	1	4,999			5,000
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, October 5, 2010							131,499	131	329			460
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 5, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, on October 5, 2010							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, October 5, 2010							2,648	3	8,052			8,055
Derivative liability - Retirement of Series B Preferred Shares, October 5, 2010							-		103,330			103,330
Common shares issued for conversion of Series B Preferred Shares at $0.88 per share, October 19, 2010							129,419	129	323			452
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, October 19, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, October 19, 2010							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $0.88 per share, October 19, 2010							2,110	2	6,519			6,521
Derivative liability - Retirement of Series B Preferred Shares, October 19, 2010							-		69,635			69,635
Common shares issued for consulting and legal services valued at $1.03 per share, October 31, 2010							1,387	1	4,999			5,000
Series A Preferred Shares issued for employee stock compensation, November 1, 2010	8,571	9					-		53,924			53,933
Common shares issued for conversion of Series B Preferred Shares at $0.87 per share, November 2, 2010							131,804	132	329			461
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 4, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 2, 2010							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP at $0.87 per share, November 2, 2010							1,643	2	4,984			4,986
Derivative liability - retirement of Series B Preferred Shares, November 2, 2010							-		69,104			69,104
Warrants issued to Scientific Advisory Board, November 15, 2010							-		55,800			55,800
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, November 16, 2010							98,805	99	247			346
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 16, 2010			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, November 16, 2010							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, November 16, 2010							853	1	3,451			3,452
Derivative liability - Retirement of Series B Preferred Shares, November 16, 2010							-		69,187			69,187
Common shares issued for conversion of Series B Preferred Shares at $1.35 per share, November 30, 2010							88,733	89	222			311
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, November 30, 2010			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, November 30, 2010							-		(1,918)			(1,918)
Common shares issued as dividend to Seaside 88, LP at $1.35 per share, November 30, 2010							405	-	1,918			1,918
Derivative liability - Retirement of Series B Preferred Shares, November 30, 2010							-		69,449			69,449
Common shares issued for consulting and legal services valued at $1.46 per share, November 30, 2010							979	1	4,999			5,000
Common shares issued for conversion of warrants to Common Stock at $1.00 per share, December 10, 2010							7,143	7	24,993			25,000
Common shares issued as compensation pursuant to S-8 at $1.28 per share, December 10, 2010							14,286	14	63,986			64,000
Common shares issued for conversion of Series B Preferred Shares at $1.10 per share, December 14, 2010							25,954	26	65			91
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, December 14, 2010			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, December 14, 2010							-		(384)			(384)
Common shares issued as Dividend to Seaside 88, LP, at $1.10 per share, December 14, 2010							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, December 14, 2010							-		17,438			17,438
Series B Preferred Shares issued to SeaSide 88, LP, December 21, 2010			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, December 21, 2010							-		(200,000)			(200,000)
Common shares issued for consulting and legal services valued at $1.32 per share, December 31, 2010							1,299	1	6,052			6,053
Common shares issued for conversion of Series B Preferred Shares at $1.16 per share, January 3, 2011							98,227	98	246			344
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 3, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 3, 2011							-		(8,904)			(8,904)
Common shares issued as dividend to Seaside 88, LP at $1.16 per share, January 3, 2011							2,187	2	8,902			8,904
Derivative liability - retirement of Series B Preferred Shares, January 3, 2011							-		73,532			73,532
Common shares issued for conversion of Series B Preferred Shares at $1.26 per share, January 17, 2011							90,847	91	227			318
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 17, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, January 17, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.26 per share, January 17, 2011							1,829	2	8,053			8,055
Derivative liability - retirement of Series B Preferred Shares, January 17, 2011							-		70,882			70,882
Common shares issued for conversion of Series B Preferred Shares at $1.12 per share, January 31, 2011							101,835	102	254			356
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, January 31, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, January 31, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.24 per share, January 31, 2011							1,506	2	6,519			6,521
Derivative liability - retirement ofSeries B Preferred Shares, January 31, 2011							-		72,432			72,432
Common shares issued for consulting and legal services valued at $1.47 per share, January 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of warrants at $1.00 per share, February 4, 2011							7,143	7	24,993			25,000
Common shares issued for conversion of Series B Preferred Shares at $1.08 per share, February 14, 2011							105,719	106	269			375
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, February 14, 2011							-		(4,986)			(4,986)
Common shares issued as dividend to Seaside 88, LP, at $1.08 per share, February 14, 2011							1,318	1	4,985			4,986
Derivative liability - retirement of Series B Preferred Shares, February 14, 2011							-		71,699			71,699
Warrants issued to Scientific Advisory Board, Feburary 15, 2011							-		54,000			54,000
Common shares issued for conversion of Series B Preferred Shares at $0.99 per share, February 28, 2011							115,889	116	293			409
Derivative liability - retirement of Series B Preferred Shares, February 28, 2011							-		71,490			71,490
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, February 28, 2011			(11,429)	(11)			-		(29)			(40)
Dividend paid to Seaside 88, LP, February 28, 2011							-		(3,452)			(3,452)
Common shares issued as dividend to Seaside 88, LP at $0.99 per shares, February 28, 2011							1,000	1	3,451			3,452
Common shares issued for consulting and legal services valued at $1.22 per share, February 28, 2011							1,401	1	5,999			6,000
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Common shares issued for employee stock compensation at $1.32 per share, March 3, 2011							35,714	36	158,089			158,125
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	71,428	71					-		574,510			574,581
Series A Preferred Shares issued for employee stock compensation, March 3, 2011	26,786	27					-		215,441			215,468
Common shares issued for conversion of Series B Preferred Shares at $1.09 per share, March 14, 2011							104,935	105	262			367
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 14, 2011			(11,428)	(12)			-		(28)			(40)
Dividend paid to Seaside 88, LP, March 14, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.09 per shares, March 14, 2011							503	1	1,917			1,918
Derivative Liability - Retirement of Series B Preferred Shares, March 14, 2011							-		70,566			70,566
Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, March 28, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, March 28, 2011			(2,857)	(3)			-		(7)			(10)
Dividend paid to Seaside 88, LP, March 28, 2011							-		(384)			(384)
Common shares issued as dividend to Seaside 88, LP, at $1.11 per share, March 28, 2011							99	-	384			384
Derivative liability - retirement of Series B Preferred Shares, March 28, 2011							-		17,525			17,525
Common shares issued for consulting and legal services valued at $1.28 per share, March 31, 2011							1,337	1	5,999			6,000
Common shares issued for conversion of warrants to common stock at $1.00 per share, April 10, 2011							2,857	3	9,997			10,000
Series B Preferred Shares issued to SeaSide 88, LP, April 18, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, April 18, 2011							-		(160,000)			(160,000)
Legal fees related to Sale of Convertible Preferred Stock, April 18, 2011							-		(25,000)			(25,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,725)			(429,725)
Common shares issued for conversion of Series B Preferred Shares at $1.28 per share, April 18, 2011							89,189	89	(49)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, April 18, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, April 18, 2011							-		68,756			68,756
Common shares issued for consulting and legal services valued at $1.47 per share, April 30, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, May 2, 2011							97,065	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 2, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 2, 2011							-		68,941			68,941
Dividend paid to Seaside 88, LP, May 2, 2011							-		(8,055)			(8,055)
Common shares issued as dividend to Seaside 88, LP at $1.18 per shares, May 2, 2011							1,955	2	8,053			8,055
Warrants issued to Scientific Advisory Board, May 15, 2011							-		50,400			50,400
Common shares issued for conversion of Series B Preferred Shares at $1.19 per share, May 16, 2011							96,143	96	(56)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 16, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 16, 2011							-		69,194			69,194
Dividend paid to Seaside 88, LP, May 16, 2011							-		(6,521)			(6,521)
Common shares issued as dividend to Seaside 88, LP at $1.20 per shares, May 16, 2011							1,554	2	6,519			6,521
Common shares issued for conversion of Series B Preferred Shares at $1.23 per share, May 30, 2011							93,280	93	(53)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, May 30, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, May 30, 2011							-		69,464			69,464
Dividend paid to Seaside 88, LP, May 30, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $1.23 per share, May 30, 2011							1,163	1	4,985			4,986
Common shares issued for consulting and legal services valued at $1.47 per share, May 31, 2011							1,168	1	5,999			6,000
Common shares issued for conversion of Series B Preferred Shares at $1.18 per share, June 13, 2011							97,135	97	(57)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 13, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, June 13, 2011							-		69,727			69,727
Dividend paid to Seaside 88, LP, June 13, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $1.18 per share, June 13, 2011							838	1	3,451			3,452
Common shares issued for conversion of Series B Preferred Shares at $1.02 per share, June 27, 2011							111,957	112	(72)			40
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, June 27, 2011			(11,428)	(12)			-		(28)			(40)
Derivative Liability - Retirement of Series B Preferred Share, June 27, 2011							-		69,973			69,973
Dividend paid to Seaside 88, LP, June 27, 2011							-		(1,918)			(1,918)
Common shares issued as Dividend to Seaside 88, LP at $1.10 per share, June 27, 2011							497	-	1,918			1,918
Common shares issued for consulting and legal services valued at $1.22 per share, June 30, 2011							1,401	1	5,999			6,000

Net loss							-		-		(6,477,166)	(6,477,166)

Balance, June 30, 2011	2,347,857	2,348	2,857	3	-	-	41,013,828	41,012	33,344,437	-	(23,216,909)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(2,857)	(3)			-		(7)			(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							-		17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011							-		(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							99	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							-		(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							-		(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							107,943	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							-		68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							1,361	1	5,999			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							-		56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							124,911	125	312			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							-		69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011							-		(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							2,345	2	8,053			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							119,951	120	300			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							-		69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011							-		(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							1,955	2	6,519			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							1,504	2	5,998			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							120,821	121	302			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							-		69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							1,504	2	4,984			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							122,186	122	306			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							-		69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							1,055	-	3,452			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							1,602	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							146,946	147	367			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011							-	-	69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							649	1	1,917			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							41,281	41	103			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011							-	-	17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							146	-	384			384
Dividend to Seaside 88, LP, paid on October 17, 2011							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							1,868	2	5,998			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							-	-	(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							-	-	(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							146,225	146	366			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011							-	-	68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							-	-	56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							165,313	165	414			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011							-	-	68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							2,946	3	7,476			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011							-	-	(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							183,639	184	459			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011							-	-	68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							2,897	3	6,518			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011							-	-	(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							2,107	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							214,661	215	536			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011							-	-	68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							2,514	3	4,983			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011							-	-	(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							227,653	228	570			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011							-	-	68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							1,948	2	3,448			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011							-	-	(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							2,687	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							225,158	225	563			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012							-	-	69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							1,069	1	1,917			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							59,585	60	149			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012							-	-	69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							225	-	384			384
Dividend to Seaside 88, LP, paid on January 24, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							2,962	3	5,997			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012							-	-	(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							204,898	205	512			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012							-	-	68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012							-	-	51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							164,589	165	411			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012							-	-	68,423			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							3,314	3	7,476			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012							-	-	(7,479)			(7,479)
							-	-	-
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							2,219	2	5,998			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							71,429	71	181,803			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	169,643	169					-	-	634,239			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							179,511	180	448			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012							-	-	68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							2,926	3	6,518			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012							-	-	(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							181,712	182	454			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012							-	-	68,862			68,862
							-	-	-
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							2,232	2	4,984			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012							-	-	(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							2,208	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							188,999	189	472			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012							-	-	69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							1,631	2	3,450			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012							-	-	(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							224,415	224	561			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012							-	-	69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							1,023	1	1,917			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012							-	-	(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							2,728	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							56,673	57	142			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012							-	-	69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012							-	-	47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							215	-	384			384
Dividend to Seaside 88, LP, paid on May 2, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							2,561	3	5,997			6,000
Series A Preferred Shares amendment of valuation arising from Amendment of certificate of Designation on June 26, 2012							-	-	-			-
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					714	1	-	-	2,499,999			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C							-	-	(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012							-	-	(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	2,857	3					-	-	3,284			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							85,278	85	213			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(42)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012							-	-	63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	300,000	300					-	-	344,872			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							2,814	2	5,997			5,999

Net loss for the year ended June 30, 2012							-	-	-		(6,207,207)	(6,207,207)

Balance, June 30, 2012	2,820,357	2,820	-	-	672	1	44,460,629	44,460	43,227,028	-	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							60,685	61	151			212
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(29)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on July 12, 2012							-	-	44,190			44,190
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							5,256	5	9,021			9,026
Dividend to Seaside 88, LP, paid on July 12, 2012							-	-	(9,026)			(9,026)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							77,535	78	193			271
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(37)		-	-	-			-
Derivative Liability - Retirement of Preferred Series B on July 26, 2012							-	-	53,032			53,032
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							5,221	5	8,624			8,629
Dividend to Seaside 88, LP, paid on July 26, 2012							-	-	(8,629)			(8,629)
Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							3,117	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							80,270	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(34)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 8, 2012							-	-	51,555			51,555
Warrants issued to Scientific Advisory Board on August 15, 2012							-	-	40,800			40,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							5,391	5	8,133			8,138
Dividend to Seaside 88, LP, paid on August 8, 2012							-	-	(8,138)			(8,138)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							164,226	164	411			575
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(79)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 23, 2012							-	-	121,054			121,054
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							4,573	5	7,679			7,684
Dividend to Seaside 88, LP, paid on August 23, 2012							-	-	(7,684)			(7,684)
Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							2,956	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							218,039	218	545			763
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(126)	(1)	-	-	-			(1)
Derivative Liability - Retirement of Preferred Series C on September 5, 2012							-	-	236,481			236,481
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							3,279	3	6,622			6,625
Dividend to Seaside 88, LP, paid on September 5, 2012							-	-	(6,625)			(6,625)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							158,096	158	395			553
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(81)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on September 19, 2012							-	-	182,575			182,575
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							2,735	3	4,933			4,936
Dividend to Seaside 88, LP, paid on September 19 2012							-	-	(4,936)			(4,936)
Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							2,765	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							124,526	125	311			436
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(67)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	39,945			39,945
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							2,050	2	3,840			3,842
Dividend to Seaside 88, LP, paid on October 3, 2012							-	-	(3,842)			(3,842)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							89,006	89	223			312
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	28,413			28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							1,586	2	2,946			2,948
Dividend to Seaside 88, LP, paid on October 17, 2012							-	-	(2,948)			(2,948)
Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							4,751	5	9,995			10,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							80,385	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 31, 2012							-	-	24,955			24,955
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							1,280	1	2,312			2,313
Dividend to Seaside 88, LP, paid on October 31, 2012							-	-	(2,313)			(2,313)
Warrants issued to Scientific Advisory Board on November 15, 2012							-	-	34,200			34,200
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							1,092	1	1,755			1,756
Dividend to Seaside 88, LP, paid on November 14, 2012							-	-	(1,756)			(1,756)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							109,470	109	274			383
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on November 14, 2012							-	-	28,407			28,407
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							734	1	1,120			1,121
Dividend to Seaside 88, LP, paid on November 29, 2012							-	-	(1,121)			(1,121)
Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							3,774	4	6,996			7,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							111,628	112	279			391
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(49)		-	-	(1)			(1)
Derivative Liability - Retirement of Preferred Series C on November 29, 2012							-	-	29,302			29,302
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							309	-	468			468
Dividend to Seaside 88, LP, paid on December 13, 2012							-	-	(468)			(468)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							80,680	81	201			282
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(35)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 13, 2012							-	-	20,953			20,953
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					714		-	-	2,541,872			2,541,872
Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012							-	-	(165,000)			(165,000)
Derivative Liability - Issuance of Preferred Series C							-	-	-			-
Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012							-	-	(12,500)			(12,500)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							102,080	102	255			357
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(45)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 21, 2012							-	-	24,686			24,686
Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							4,000	4	6,996			7,000
Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							2,581	3	4,997			5,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							99,998	100	250			350
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on january 4, 2013					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 4, 2013							-	-	22,488			22,488
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on Jamuary 4, 2013							6,259	6	8,986			8,992
Dividend to Seaside 88, LP, paid on January 4,2013							-	-	(8,992)			(8,992)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							110,842	111	277			388
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 17, 2013							-	-	26,329			26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							5,714	6	8,435			8,441
Dividend to Seaside 88, LP, paid on January 17, 2013							-	-	(8,441)			(8,441)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							78,797	79	197			276
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(32)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 31, 2013							-	-	18,502			18,502
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							5,400	5	7,808			7,813
Dividend to Seaside 88, LP, paid on January 31, 2013							-	-	(7,813)			(7,813)
Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							4,082	4	6,996			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	664,926			665,497
Warrants issued to Scientific Advisory Board on February 15, 2013							-	-	31,800			31,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							5,172	5	7,371			7,376
Dividend to Seaside 88, LP, paid on February 14, 2013							-	-	(7,376)			(7,376)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							68,875	69	172			241
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(27)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on February 14, 2014							-	-	15,985			15,985
Redemption of Series C Convertible Preferred on February 26, 2013					(522)			-	(1,714,334)			(1,714,334)
Dividend to Seaside 88, LP, paid on February 26, 2013							-	-	(6,002)			(6,002)
Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							4,348	4	6,996			7,000
Derivative Liability - Redemption of Preferred Series C on February 26, 2013							-	-	42			42
Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							71,428	71	59,929			60,000
Series A Preferred Shares issued for employee stock compensation, March 1, 2013	169,643	170					-	-	444,874			445,044
Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							3,077	3	6,997			7,000
Shares issued to a Director for services rendered at $0.53 per share on March 31, 2013							1,348	2	2,498			2,500
Shares issued for consulting and legal services rendered at $0.48 per share on April 1, 2013							569	1	959			960
Shares issued for consulting and legal services rendered at $0.49 per share on April 30, 2013							3,175	3	6,997			7,000
Warrants issued to Scientific Advisory Board on May 15, 2013							-	-	34,800			34,800
Shares issued for consulting and legal services rendered at $0.46per share on May 31, 2013							3,333	3	6,997			7,000
Shares issued for consulting and legal services rendered at $0.65 per share on June 30, 2013							3,030	3	6,993			6,996
Shares issued for Directors fees at $0.70 pershare on June 30, 2013							4,592	5	11,245			11,250
												-
Net loss								-	-		(8,875,668)	(8,875,668)

Balance, June 30, 2013	2,990,000	2,990	-	-	-	-	47,026,173	47,026	46,259,420	-	(38,299,784)	8,009,652

Shares issued for consulting and legal services rendered at $1.93 per share on July 31, 2013							3,627	4	6,996			7,000
Warrants issued to Scientific Advisory Board on August 15, 2013							-	-	106,050			106,050
Shares issued for consulting and legal services rendered at $2.03 per share on August 31, 2013							3,449	4	6,996			7,000
Common shares and warrants issued in connection with private placement of common stock, September 10, 2013							2,945,428	2,945	10,306,051			10,308,996
Costs associated with sale of Securities									(113,696)			(113,696)
Warrants issued for commissions, September 10, 2013							-	-	113,696			113,696
Placement Agents Fees related to sale of Common shares and Warrants on September 10, 2013							-	-	(618,545)			(618,545)
Common Shares issued to round up fractional shares arising from private placement on September 10,2013							5,940	6	(6)
Common Shares issued in connection with warrant conversion, September 25, 2013							35,357	35	185,589			185,624
Shares issued for consulting and legal services rendered at $2.17 per share on September 30, 2013							3,226	3	6,997			7,000
Shares issued for Directors fees at $2.04 per share on September 30, 2013							5,501	6	11,244			11,250
												-

Series A Preferred Shares issued for employee stock compensation, October 1, 2013	5,117	5					-	-	35,995			36,000
Shares issued for consulting and legal services rendered at $5.29 per share on October 31, 2013							1,323	1	6,999			7,000
Warrants issued to Scientific Advisory Board on November 15, 2013							-	-	31,552			31,552
Shares issued for consulting and legal services rendered at $5.14 per share on November 30, 2013							1,362	1	6,999			7,000
Common Shares issued in connection with warrant conversion, December 16, 2013							7,143	7	24,993			25,000
Shares issued for consulting and legal services rendered at $5.01 per share on December 31, 2013							1,383	2	6,999			7,001
Shares issued for Directors fees at $5.07 per share on December 31, 2013							2,220	2	11,248			11,250
Series A Preferred Shares issued for employee stock compensation, October 1, 2013	1,495	2					-	-	26,998			27,000

Common Shares issued in connection with warrant conversion, January 21, 2014							75,000	75	393,675			393,750
Common shares and warrants issued in connection with private placement of common stock, January 24 ,2014							3,815,285	3,815	20,026,391			20,030,206

Costs associated with sale of Securities January 24, 2014									(135,062)			(135,062)
Warrants issued for commissions, January 24, 2014							-	-	135,062			135,062
Placement Agents Fees related to sale of Common shares and Warrants on January 24, 2014							-	-	(1,201,815)			(1,201,815)
Shares issued for consulting and legal services rendered at $5.01 per share on January 31, 2014							1,828	2	6,998			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	2,605,145			2,605,716

Warrants issued to Scientific Advisory Board on February 15, 2014							-	-	30,352			30,352
Shares issued for consulting and legal services rendered at $3.97 per share on February 28, 2014							1,763	2	6,998			7,000
Common Shares issued in connection with warrant conversion, February 6, 2014							25,000	25	131,225			131,250
Rule 16B payment to Additional paid in Capital									83,900			83,900
Shares issued for Directors fees at $5.01 per share on March 31, 2014							2,247	2	11,248			11,250
Shares issued for consulting and legal services rendered at $3.83 per share on March 31, 2014							1,397	1	6,999			7,000
Series A Preferred Shares issued for employee stock compensation, March 31, 2014	20,695	21					-	-	7,503			7,524
Net loss								-			(8,259,572)	(8,259,572)

Balance, March 31, 2014	3,017,307	3,018	-	-	-	-	54,536,081	54,535	78,531,194	-	(46,559,356)	32,029,391

See accompanying notes to the financial statements

NanoViricides, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	May 12, 2005
	Ended	Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,259,572)	$(6,694,929)	$(46,559,356)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	7,000
Preferred shares issued as compensation	70,524	445,044	2,718,765
Common shares and warrants issued for services	96,750	130,500	3,657,827
Common shares issued for interest	2,605,716	665,497	3,271,213
Warrants granted to scientific advisory board	167,954	106,800	1,374,792
Amortization of deferred compensation	-	-	121,424
Depreciation	151,902	158,158	1,188,654
Amortization	6,581	6,580	48,501
Change in fair value of derivative liability	73,341	669,753	1,364,213
Amortization of deferred financing expenses	-	-	51,175
Discount convertible debentures	419,305	-	493,235
Beneficial conversion feature of convertible debentures	-	-	713,079
Changes in operating assets and liabilities:
Prepaid expenses	(740,515)	(227,460)	(1,330,895)
Other current assets	-	-	(8,001)
Deferred expenses	-	-	(2,175)
Accounts payable - trade	(8,256)	(698)	599,382
Accounts payable - related parties	35,469	264,704	746,036
Accrued expenses	2,739	50,368	207,096

NET CASH USED IN OPERATING ACTIVITIES	(5,378,062)	(4,425,683)	(31,338,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	(1,000,000)	(1,000,000)	(2,000,000)
Purchase of property and equipment	(3,618,201)	-	(5,123,849)
Purchase of trademark	-	-	(458,955)

NET CASH USED IN INVESTING ACTIVITIES	(4,618,201)	(1,000,000)	(7,582,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	-	6,000,000	6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net	-	-	19,462,500
Proceeds from issuance of Convertible Preferred Series C stock, net	-	608,505	2,835,963
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	28,602,740	-	39,899,488
Proceeds from exercise of stock options	-	-	90,000
Proceeds from exercise of warrants	735,626	-	3,898,216
Collection of stock subscriptions received	-	-	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,338,366	6,608,505	72,186,187

NET CHANGE IN CASH	19,342,103	1,182,822	33,265,348

Cash at beginning of period	13,923,245	14,274,985	-

Cash at end of period	$33,265,348	$15,457,807	$33,265,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$96,751	$130,500	$12,075,553
Preferred stock issued as compensation	70,524	445,044	3,692,306
Stock options issued to the officers as compensation	-	-	121,424
Stock warrants granted to scientific advisory board	167,954	106,800	1,233,192
Stock warrants granted to brokers	248,758	-	252,321
Common stock issued for interest on debentures	2,605,716	2,000,000	2,679,646
Shares of common stock issued in connection with debenture offering	-	-	49,000
Common stock issued upon conversion of convertible debentures	-	-	1,000,000
Common stock issued upon conversion of Series B Preferred Stock	-		20,320,630
Common stock issued upon conversion of Series C Preferred Stock		6,352,980	5,396,661
Common stock issued for dividends on Preferred Stock		136,393	291,994
Debt discount related to beneficial conversion feature of convertible debt	-	-	713,079
Stock Warrants issued in connection with Private Placement	-	-	7,681,578
Common stock issued for accounts payable	-	-	175,020
Common stock issued for equipment	-	-	137,500

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2014 AND 2013

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc., which was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling as a Nevada corporation.  On May 12, 2005, the corporations were merged and Edot-com.com, Inc., the Nevada corporation, became the surviving entity.

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

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Series A Preferred Stock are not entitled to any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 2,000,000 shares were valued at the par value of $2,000 (adjusted for the reverse split).

We focus our research and clinical programs on specific anti-viral therapeutics. The Company’s platform technology is based on novel biomimetic nanomedicine constructs, called nanoviricides®. A nanoviricide is designed to “fool” the virus into binding to the nanoviricide in the same fashion that it would bind to the host cell. Because the host cell receptor and how the virus binds to it does not change despite all the changes in the virus, the Company believes that our broad-spectrum nanoviricides should continue to work against the virus despite the viral mutations and other changes. We are seeking to add to our existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy.

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

The Company is also developing a broad-spectrum skin cream for the treatment of oral and genital herpes virus infections (i.e. both HSV-1 and HSV-2).

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

Basis of Presentation – Unaudited Interim Financial Information

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Nine months Ended March 31, 2014	For the Nine months Ended March 31, 2013

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.10 per share expiring ten (10) years from the date of issuance	535,715	535,715

Sub-total: stock options	535,715	535,715

Warrants

Warrants issued from June 15, 2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring June 30, 2014	513,143	513,143

Warrants issued on August 22, 2008 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring June 30, 2014	466,486	466,486

Warrants issued from June 15, 2008 through May 15 ,2010 to SAB for services with an exercise price from $2.45 to $9.38 per share expiring June 30, 2014	211,429	211,429

Warrants issued on June 30, 2009 to investors with an exercise price of $3.50 per share expiring June 30, 2014	568,771	568,771

Warrants issued on September 30, 2009 to investors with an exercise price of $3.50 per share expiring June 30, 2014	1,437,871	1,437,871

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price ranging from $5.15 to $6.34 per share expiring fiscal year ending June 30, 2015	65,714	65,714

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price ranging from $2.80 to $4.94 per share expiring fiscal year ending June 30, 2016	68,571	68,571

Warrants issued from August 16, 2012 to May 15, 2013 to SAB for services with an exercise price ranging from $1.89 to $5.88 per share expiring fiscal year ending June 30, 2017	68,571	68,571

Warrants issued on September 10, 2013 to investors with an exercise price of $5.25 per share expiring September 10,2018 less Warrants exercised through March 31, 2014	2,802,928	-

Warrants issued on August 15, 2013 to SAB for services with an exercise price of $5.17 per share expiring on August 15, 2017	17,143	-

Warrants issued on September 10, 2013 to Placement Agents as commissions with an exercise price of $5.25 per share expiring February,28, 2018	58,910	-

Warrants issued on November 15, 2013 to SAB for services with an exercise price of $6.56 per share expiring on November 15, 2017	17,143	-

Warrants issued on January 24, 2014 to investors with an exercise price of $6.05 per share expiring January 24, 2019	2,479,935	-

Warrants issued on January 24,2014 to Placement Agents as commissions with an exercise price of $6.05 per share expiring January 24, 2019	76,306	-

Warrants issued on February 14, 2014 to SAB for services with an exercise price of $3.98 per share expiring on February 14, 2018	17,143	-
Sub-total: warrants	8,870,064	3,400,556
Total potentially outstanding dilutive common shares	9,405,779	3,936,271

In addition the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the Debentures is payable in restricted shares of the Company’s $0.001 par value common stock or in warrants, according to the terms of the Debenture.

At March 31, 2014 the estimated number of potentially dilutive shares of the Company’s common stock into which these Debentures can be converted is 1,180,878 based upon the Selling price of the Company’s common stock on March 31, 2014. At March 31, 2014 the estimated number of potentially dilutive shares of the Company’s common stock arising from the payment of a portion of the future interest to be paid on the debentures in common shares or warrants is 1,142,858.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Financial Condition

The Company’s financial statements for the interim period ended March 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated during the development stage.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2014 the Company had cash and cash equivalents of $33,265,348. The Company has raised approximately an additional $20 Million in a registered direct offering through a sale of units comprising its common stock and warrants (See below). The Company has sufficient capital to continue its business, at least, through March 31, 2016, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities.

On February 1, 2013 the Company consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the market price per share of Common Stock on the date of conversion.

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

On January 21, 2014, the Registrant entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $5.25 (“Purchase Price”) per Unit. The price per Unit was equal to a four percent (4%) discount to the 20-day VWAP of the Registrant’s stock price on Friday, January 17, 2014. The exercise price of the Warrant was equal to the closing price of the Registrant’s stock on Friday, January 17, 2014.  Each Unit consisted of one share of the Company’s Common Stock, and Sixty-Five Hundredths (65/100) of a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $6.05 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”). The Warrants are exercisable immediately and expire five years after issuance. On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,246.25 before estimated expenses of the Offering of approximately $1,200,000, which includes placement agent fees but does not include and attorneys’ fees and other expenses.

As a result of the successful sale of the Company’s Common Shares, management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, March 31, 2016 at current rate of expenditures.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a deficit accumulated during the development stage of $46,559,356 at March 31, 2014 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2014 and 2013 and a cash and cash equivalent balance of $33,265,348 at March 31, 2014, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months. The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

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

Development costs charged by and paid to TheraCour were $1,719,563 and $1,655,216 for the Nine months ended March 31, 2014, and 2013, respectively and $10,836,378 since inception. As of March 31, 2014, pursuant to its license agreement, the Company has paid a security advance of $702,011 to and held by TheraCour which is reflected in Prepaid Expenses.  No royalties are due TheraCour from the Company’s inception through March 31, 2014.

Anil R. Diwan, President, and a director of the Company, is also a Director and President of TheraCour. Dr. Diwan owns approximately 70% of the common stock of TheraCour, which itself owns approximately 17.4% of the Common Stock of the Company.

TheraCour owns approximately 9,476,000 shares of the Company’s outstanding common stock as of March 31, 2014.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct preclinical animal studies and provide the Company with a full history of the study and final report with the data collected from Good Laboratory Practices (CGLP) style studies. Dr. Krishna Menon, the Company’s former Consulting Chief Regulatory Officer, a non-executive position, was also an officer and principal owner of KARD Scientific. Lab fees charged by KARD Scientific for services for the nine months ended March 31, 2014, and 2013, were $314,155 and $789,198 respectively.

KARD Scientific Inc. of Beverly, Massachusetts, was our primary vendor for animal model study design and performance. KARD operated its own facilities in Beverly, Massachusetts. As of approximately December 2013, KARD no longer performs animal studies subcontracts, and does not have the facilities. The payments made to KARD during this quarter represent the payment of final balance and settlement of all open invoices.

NanoViricides had a fee for service arrangement with KARD. We did not have an exclusive arrangement with KARD; we did not have a contract with KARD; any work performed by KARD was commissioned by the executive officers of NanoViricides; and we retained all intellectual property resulting from the services by KARD.

InnoHaven, LLC

Inno-Haven, LLC (“Inno-Haven”), a company controlled by the Company’s founder Anil R. Diwan, was created to acquire an 18,000 sq. ft. light manufacturing building on a 4.2 acre land lot in Shelton, Connecticut in August, 2011. The purchase and related costs were financed by Dr. Diwan through his personal savings, and the sale of approximately $900,000 of NanoViricides common stock that he had acquired as a founder. Inno-Haven has also obtained additional financing from certain other unrelated parties.. Dr. Diwan had also agreed to provide personal guarantees for potential loans and mortgages which could be drawn for the purpose of financing the building and initial build out construction costs. The Company had determined that it in anticipation of human clinical trials, it would reach a point where its drug candidates needed to be produced under “current Good Manufacturing Practices” (cGMP) guidelines of the US FDA, and other applicable international guidelines (such as WHO and ICH guidelines, as well as other country-specific and region-specific guidelines). In the US, the US FDA requires that at least two validated and consistent batches of the drug be produced under cGMP conditions before any human clinical trials can be allowed. Some other countries may allow research product materials for certain phases of human clinical trials. The Company’s management has studied the possibilities of contract manufacturing of its drug candidates over the last several years and has concluded that building a small pilot scale manufacturing facility where the special needs of the manufacture of its nanomedicines can be met is the most appropriate solution. This approach provides the highest level of control over the quality of the materials and also keeps the intellectual property of the Company well protected. Further, to minimize capital costs to the Company, management determined that a separate entity should be allowed to purchase the real estate, renovate, build and maintain the facilities under the Company’s direction and control

The Company has agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces that are anticipated to be built by renovating the existing building. Subsequently, on February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, to lease these facilities for a four-year term. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the facilities. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company has provided plans and specifications and has designated Innohaven as disbursing agent for payments to be made to the various contractors. The Company agreed to file a registration statement for the shares of restricted NNVC Common Stock owned and provided by TheraCour Pharma, Inc., pledged as additional collateral for any or all of the Loans (the “Registrable Shares”). The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral. Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013, the Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of March 31, 2014, the Company had expensed approximately $3.1 million in specific fixtures and improvements required by the Company. No lease has been finalized as of now. Total rent expense paid to Inno-Haven during this period amounted to $0 for the three months ended March 31, 2014 and $0 since February 11, 2013.

Note 5 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	March 31, 2014	June 30, 2013
TheraCour Pharma, Inc.	$702,011	$546,783
Innohaven, LLC	500,000	-
Prepaid Others	136,884	51,597
	$1,338,895	$598,380

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

On September 12, 2013, post reverse -split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 201 certain of these Unit Holders exercised 75,000 and 25,000 Warrants to respectively purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,750 respectively.

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

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of nine months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing. Upon issuance of the commission warrants , the company recognized Costs associated with the sale of securities ( a capital item ) of $113,696 and a corresponding increase in additional paid in capital of $113,696.

On September 25, 2013, the Company’s Common Stock began trading on the NYSE MKT exchange under the symbol NNVC.

On January 21, 2014, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $5.25 (“Purchase Price”) per Unit. The price per Unit was equal to a four percent (4%) discount to the 20-day VWAP of the Company’s stock price on Friday, January 17, 2014. The exercise price of the Warrant was equal to the closing price of the Company’s stock on Friday, January 17, 2014.  Each Unit consisted of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and Sixty-Five Hundredths (65/100) of a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $6.05 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”). The Warrants are exercisable immediately and expire five years after issuance.

On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,206 before estimated expenses of the Offering of approximately $1,200,000, which includes placement agent fees but does not include and attorneys’ fees and other expenses. The Company intends to use the proceeds for general business purposes and expects that it will be able to accelerate the development of its drug candidate pipeline with this additional funding.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

January 24, 2014

Expected life (year)	5

Expected volatility	78.44%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	.37%

The estimated relative fair value of the warrants issued in conjunction with the aforesaid offering was $7,762,196 at the date of issuance using the Black-Scholes Option Pricing Model.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012 and Form S-3MEF (File No. 333-193439).

In connection with the Offering, pursuant to a Placement Agency Agreement dated January 20, 2014 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) representing two percent of the Shares and substantially similar to the Warrants, at an exercise price equal to $6.05 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of six months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing.

Unregistered Securities

In August, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 21,000 shares of Common Stock at $5.17 per share expiring in August, 2017.  These warrants were valued at $106,050 and recorded as consulting expense.

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

For the three months ended September 30, 2013, the Company's Board of Directors authorized the issuance of 10,311 shares of Common Stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

For the three months ended September 30, 2013, the Company's Board of Directors authorized the issuance of 5,501 shares of Common Stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

In October, 2013, the Board of Directors authorized the issuance of 5,117 shares of the Company’s Series A Convertible Preferred Stock, $0.001 par value as, employee compensation and recognized an expense of $35,995.

In November, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of Common Stock at $6.56 per share expiring in November, 2017.  These warrants were valued at $31,552 and recorded as consulting expense.

In December, 2013, the Company issued 7,143 shares of Common Stock with a restrictive legend at $3.50 per share upon the exercise of Warrants.

For the three months ended December 31, 2013, the Company's Board of Directors authorized the issuance of 4,069 shares of its Common Stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

 In December, 2013 the Board of Directors authorized the issuance of 1,495 shares of the Company’s Series A Convertible Preferred Stock, $0.001 par value, as employee compensation and recognized an expense of $26,998.

For the three months ended March 31, 2014, the Company's Board of Directors authorized the issuance of 2,247 shares of Common Stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

For the three months ended March 31, 2014, the Company's Board of Directors authorized the issuance of 4,988 shares of common stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

 For the three months ended March 31, 2014, the Board of Directors authorized the issuance of 20,695 shares of the Company’s Series A Convertible Preferred Stock, $0.001 par value, as employee compensation and recognized an expense of $7,524.

Note 7 - Stock Options and Warrants

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

In September 2005, 500,000 stock options were granted to Leo Ehrlich, our former CFO under an employment agreement. Of these options, 71,429 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vest annually in two equal amounts.   On May 16, 2007, Leo Ehrlich resigned as the Company's Chief Financial Officer. At time of his resignation 107,143 options were vested and are exercisable from September 2005 until September 2015. The remaining options were forfeited.

The Company has accounted for these options granted to officers under the provisions of paragraph 718-10-30 of the FASB Accounting Standards Codification” and after giving effect to the 3.5 to 1 reverse split of September 9, 2013. Based on fair market value of these options, $7,044 was recognized as stock based compensation expense for the years ended June 30, 2009.  For the nine months ended March 31, 2014 and 2013, the Company did not record any compensation expense related to these options.

The following table presents the combined activity of stock options issued for the interim period ended March 31, 2014, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2013	535,715	0.35	2.23	850,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at March 31,2014	535,715	0.35	1.48	1,521,429

As of March 31, 2014 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2013	3,400,556			-

Granted	5,612,008	4.58	2.99	-
Exercised	142,500	-	-	-
Expired		-	-	-
Canceled	-	-	-	-
	8,870,064	5.00	2.95	134,559

Of the above warrants, 3,197,700 expire in fiscal year ending June 30, 2014; 65,714 expire in fiscal year ending June 30, 2015; and 68,571 expire in fiscal year ended June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 51,429 expire in fiscal year ending June 30, 2018; 5,418,079 expire in fiscal year ending June 30, 2020.

Note 8 - Share Interest

On February 1, 2013, the Company consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”). The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $3.50 per share of Common Stock after giving effect for the Company’s 3.5 to 1 reverse stock split. The Debentures bear interest at the coupon rate of eight percent (8%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. For so long as the Debentures remain unpaid, the Company shall issue additional interest to the subscribers after giving effect for the Company’s 3.5 to 1 reverse stock split as follows: (i) at the Closing of the Debenture (the “Closing”), a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by approximately 0.09524; (ii) on the first anniversary of the Closing, a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by approximately 0.09524; (iii) on the second anniversary of the Closing, a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by approximately 0.09524 (collectively, with subsection (ii), the “Interest Shares”); and (iv) on the third anniversary of the Closing, warrants (the “Interest Warrants”) to purchase a number of shares of Common Stock equal to the principal amount of the Debenture multiplied by 0.33, at the exercise price of $3.50 per share of Common Stock which warrant shall expire three years after the date of issuance. The value of the Interest shares payable for the period February 1, 2014 through January 31, 2015 and payable at February 1, 2014 for the was determined to be $2,605,716. The Share Interest was fully vested and non-forfeitable.

Note 9 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $78,255 and $75,945 for the nine months ended March 31, 2014 and 2013, respectively.

On February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, LLC, a Connecticut Limited Liability Company (“Inno-Haven”), to lease for a four-year term a 18,000 square foot building located at 1 Controls Drive, Shelton, Connecticut (the “Leased Premises”), and for Inno-Haven to renovate the facility at the Company’s direction, to be suitable for laboratory and GMP clean room drug manufacturing. Inno-Haven is controlled by Anil Diwan, the Company’s founder, President and Chairman and controlling shareholder of TheraCour Pharma, Inc., the Company’s principal shareholder (“TheraCour”). The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the laboratory and GMP clean room, and which would contain definitive terms regarding rent, taxes, utilities, maintenance and other, similar items. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for shares of its restricted Common Stock, provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The Company shall file a registration statement within ninety (90) days of a closing of a Loan (a “Closing”) to cover such Registrable Shares and use its best efforts to have such registration statement declared effective no later than one hundred eighty (180) days following the Closing, and keep such registration statement effective until the termination of the respective collateral agreement, upon request to do so by Inno-Haven. The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral.

Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013 The Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. The value of the Collateral Shares shall be determined every three months and, in the event that the current number of shares of the Common Stock is less than $1,000,000, Inno-Haven may deposit, and the Company shall register, additional shares to equal the aforesaid $1,000,000. Alternatively, Inno-Haven may deposit cash equal to the difference between $1,000,000 and the value of the Collateral Shares. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of March 31, 2014 the Company has utilized approximately $3.6 million for specific fixtures and improvements it required for the new laboratory and cGMP facilities.

Total rent expense paid to Inno-Haven during this period amounted to $0 for the nine months ended March 31, 2014 and $0 since February 11, 2013.

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, the Second Amended Complaint sought to compel inspection of the Company’s books and records, sought injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Second Amended Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company filed its answer to the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. On March 3, 2014 the Company filed a Motion for Summary Judgment. On March 3, 2014 Plaintiff Moved the Nevada Superior Court for permission to file a Fourth Amended Complaint seeking to implead Corporate Stock Transfer, the Company’s Colorado Transfer Agent. The Company has opposed this motion. There has not been a decision on either motion. The Company intends to vigorously defend this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraphs (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.) filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado.  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default was filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and the Company intends to defend this action vigorously. The Company has moved the District Court to dismiss the action in its entirety though consequential and punitive damages are claimed, no facts have been submitted to support such claim. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation.

 There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Note 10 – Subsequent Events

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

We are very happy to report that NanoViricides has won the prestigious “IAIR Award” as the “Best North American Company for Leadership in the Nanomedicine Sector”. These awards are given by the IAIR Group. IAIR (International Alternative Investment Review) is a publication of EDITRICE LE FONTI® SRL, Milan, Italy. In addition, Anil R. Diwan, Ph.D., President, Chairman, and co-Founder of the Company was recognized as the “2014 Researcher of the Year” by BusinessNewHaven, a business journal, and the New Haven magazine, that serve the State of Connecticut. We are pleased with these recognitions and awards that attest to our leadership position in the nanomedicines sector.

The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting host cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody.

The Company develops its drugs, that we call a nanoviricide®, using a platform technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. To accomplish this, we have developed a polymeric micelle structure composed of PEG and fatty acids that is designed to create a surface like the cell membrane, with the fatty acids going inside of the micelle. On this surface, we chemically attach, at regular intervals, virus-binding ligands. The virus is believed to be attracted to the nanomicelle by these ligands, and thereby binds to the nanoviricide using the same glycoproteins that it uses for binding to a host cell. Upon such binding, a “lipid mixing” interaction between the lipid envelope of the virus and the nanomicelle is thought to take place, leading to the virus attempting to enter the nanomicelle. Many different kinds of viruses are likely to get destroyed in the process.

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

The Company is currently performing process development and scale up studies on its FluCide drug candidate in its existing facilities. This activity is comprised of three parts: (a) Scale-up and characterization studies of the selected broad-spectrum anti-influenza ligand in FluCide; (b) Scale-up and characterization of the nanomicelle-forming polymer in FluCide; and (c) Scale-up and characterization of the FluCide resulting from chemical conjugation of the ligand with the nanomicelle. The scale-up studies, were necessitated to be performed at this early stage of our drug development because of the extremely high safety of FluCide that resulted in a very large quantity requirement for the GLP Safety/Toxicology studies. The limitations of the current laboratory facilities impose that we produce these materials in multiple batches at present, resulting in extended production and characterization time periods.

We have now begun production of the large quantities of the anti-influenza ligand needed for the GLP safety/toxicology study. The production of the polymer and thereafter the production of the FluCide is expected to be undertaken when the scale-up and characterization studies on those aspects are sufficiently progressed. We will then be able to produce the quantities of materials we need for the GLP Safety/Toxicology study of the injectable FluCide drug. We intend to begin the GLP Safety/Toxicology study as soon as feasible.

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

A majority of the construction phase of this renovation project is now substantially complete, as of the writing of this report, May 12th, 2014.. The project has remained substantially on schedule in spite of significant adverse weather and related delays.

We are currently evaluating the lease versus purchase option regarding this facility. We have commissioned an independent consultant report to assist the Company with this decision. Based on this report, the Board has requested the Executive Committee to perform additional detailed studies regarding the potential purchase of this facility. As such, the Company has not engaged into a lease as of the date of this report, with consent from Inno-Haven, LLC.

After the construction is completed, and we occupy the premises, we will need to set up new equipment and ensure that its performance is adequate. Thereafter we will need to conduct several validation studies and also establish our new laboratories in the new facility. In addition, we will need to set up cGMP compliant systems for working in this new facility. We will need to establish the scaled up manufacturing processes of our drug candidates under cGMP guidelines in this facility. Only after that, the Company will be able to make cGMP-like material using the same processes as c-GMP material but prior to undergoing the FDA registration process. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside established contract manufacturers.

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

We added two marquee independent board members to our Board of Directors in May/June, 2013. Dr. Milton Boniuk is the Caroline F. Elles Chair Professor of Ophthalmology, in the Alkek Eye Center at the Baylor College of Medicine, Houston, TX, a practicing ophthalmic surgeon, an astute businessperson, a renowned humanitarian, and a strong investor in and supporter of the Company. To date, he has invested $7M into NanoViricides, Inc., through various entities. Dr. Mukund S. Kulkarni, MBA, PhD, is currently the Chancellor of Penn State University, and continues to be Professor of Finance. Together with Mr. Stanley Glick, a practicing CPA and Chair of our Audit Committee, we now have a majority of independent board members.

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

On September, 25, 2013, the Company’s common stock began trading on the NYSE MKT exchange under the symbol NNVC. This up-listing from OTC bulletin board was the culmination of a year-long effort spearheaded by Dr. Anil R. Diwan, our founder. The Company had announced at its annual meeting on January 16, 2013, that it had undertaken an initiative to improve its corporate governance, build a stronger and independent board of directors, and prepare the Company for uplisting to a major national exchange. The Company studied and evaluated the processes and performance at the major national exchanges and determined that it was in the best interests of our shareholders to uplist to NYSE MKT. Midtown Capital Partners, LLC, and Chardan Capital Markets, LLC advised the Company throughout this process and also served as the joint placement agents for the $10M registered direct offering referenced above.

This uplisting is a major milestone for the Company and an important advance in the Company’s corporate lifecycle.

The annual meeting of the Company’s shareholders was held on December 9th in Stamford, CT. The meeting was well attended in spite of poor weather conditions. All of the Directors of the Company were present. In addition, two of the Company’s Scientific Advisory Board members, namely Dr. Harmon Aronson, and Professor Thomas Lentz, also attended the meeting. The Company unveiled its completely redesigned website in connection to the annual meeting. The new website provides access to the CEO’s presentation, our press releases, our technologies, as well as our SEC filings and other documents. This website is built with modern technologies including CSS and HTML5 to allow flexible design and simplifying future updates.

As of March 31, 2014, the Company has current assets of approximately $34.6MM and additional cash provided as security deposits for the new facility of $2M, for a total of $36.6MM available cash.. The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $1.25M this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure, and including the projected expenditures.

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

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. We also seek to engage with additional collaborators, as necessitated for the progress of our programs.

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

In addition, we have recently signed “confidential disclosure agreements” (CDAs) with (1) Lovelace Respiratory Research Institute (LRRI), New Mexico, USA, (2) Public Health England (PHE), UK, and most recently (3) Viroclinics Biosciences, BV, the Netherlands. We anticipate completing master services agreements, after performing our due diligence, with the appropriate parties and, thereafter, initiate antiviral testing programs.

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

The Company also announced in March 2014 that a fundamental PCT patent application, on which the nanoviricides® technology is based, has resulted in additional issued patents in Australia and the Philippines. As with issuances in other countries including the USA, the Australian and Philippine patents have been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The corresponding original “pi-polymer” international application, namely, PCT/US06/01820, was filed under the Patent Cooperation Treaty (PCT) system in 2006. Several other patents have already been granted previously in this patent family in various countries and regions, including Canada, Europe, Israel, ARIPO, China, HongKong, Japan, Mexico, New Zealand, OAPI, Singapore ,Vietnam and South Africa, and the USA. Prosecution in several other countries continues. In May 2012, the US Patent (No. 8,173,764) was granted for "Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.". The US patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. Estimated expiry dates for these patents range nominally from 2026 to 2028 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

In addition to this basic PCT application that covers the “pi-polymer” structure itself, another PCT application, PCT/US2007/001607, that discloses making antiviral agents from the TheraCour family of polymers and such structures is in various stages of prosecution in several countries, and has already issued in at least seven countries and regions. The counterparts of the international PCT application have issued as a granted patent in New Zealand, OAPI, Pakistan, Australia, South Africa, and Mexico to date. Additional issuances are expected in Europe, USA, and in several other countries around the world. This patent application teaches antivirals based on the TheraCour polymeric micelle technologies, their broad structures and compositions of matter, pharmaceutical compositions, methods of making the same, and their uses. The nominal expiry dates are expected to range from 2027 to 2029.

The patents are being issued to the inventors Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of who are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the ground-breaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour Pharma, Inc.

NanoViricides, Inc. holds exclusive, worldwide, perpetual, licenses from TheraCour Pharma, Inc. to these technologies and patents for a broad range of antiviral applications and diseases that include all Influenzas including Asian Bird Flu Virus, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Dengue viruses, Rabies virus, Ebola/Marburg viruses, Japanese Encephalitis virus, as well as viruses causing viral Conjunctivitis (a disease of the eye) and ocular herpes. NanoViricides currently holds two licenses in perpetuity to develop and sell drugs for the treatment of these viral diseases. These licenses are provided for all the intellectual property held by TheraCour Pharma, Inc. that relates to our antiviral licensed products. These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge-base that is utilized for developing the drugs and making them successful. In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. In addition, the licenses are held in perpetuity by NanoViricides for world-wide use. The licenses are also exclusively provided only to NanoViricides for the licensed products so NanoViricides is the only party that can further sublicense the resulting drugs to another party, if it so desires. TheraCour cannot further license anything in our licensed products areas because of the breadth of the license. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that effectively TheraCour would be able to take the licenses back only in the event that NanoViricides files bankruptcy or otherwise declares insolvency and inability to conduct its business. This structure is standard in the licensing world as it saves the IP from being blocked from commercialization in lengthy and potentially fragmentary bankruptcy proceedings.

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

As the Company’s drug candidates progress towards human clinical studies, it has become necessary to enable that they can be produced under “current Good Manufacturing Practices” (cGMP) guidelines of the US FDA, and other applicable international guidelines (such as WHO and ICH guidelines, as well as other country-specific and region-specific guidelines). In the US, the US FDA requires that at least two validated and consistent batches of the drug be produced under cGMP conditions before any human clinical trials can be allowed. Some other countries may allow research product materials for certain phases of human clinical trials. The Company’s management has studied the possibilities of contract manufacturing of its drug candidates over the last several years and has concluded that building a small pilot scale manufacturing facility where the special needs of the manufacture of its nanomedicines can be met is the most appropriate solution. This approach provides the highest level of control over the quality of the materials and also keeps the intellectual property of the Company well protected. Further, to minimize capital costs to the Company, management determined that a separate entity should be allowed to purchase the real estate, renovate, build and maintain the facilities under the Company’s direction and control. Subsequently, a separate entity, Inno-Haven, LLC (“Inno-Haven”), controlled by Anil R. Diwan, the Company’s founder, was created for this purpose. Inno-Haven purchased an 18,000 sq. ft. light manufacturing building on a 4.2 acre land lot in Shelton, Connecticut in August, 2011. The purchase and related costs were financed by Dr. Diwan through his personal savings, and the sale of NanoViricides common stock that he had acquired as a founder, that netted approximately $900,000 after expenses and income taxes. Dr. Diwan disposed of his shares in accordance with a 10b5.1 trading plan which concluded in October, 2011. Inno-Haven has also obtained additional financing from certain other unrelated parties.. Dr. Diwan had also agreed to provide personal guarantees for potential loans and mortgages which could be drawn for the purpose of financing the building and construction costs

The Company has agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces that are anticipated to be built by renovating the existing building. Subsequently, on February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, to lease these facilities for a four-year term. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the facilities. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for the shares of restricted NNVC Common Stock owned and provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral. Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013, the Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of March 31, 2014, the Company had expensed approximately $1.1 million in specific fixtures and improvements required by the Company. No lease has been finalized as of now. Total rent expense paid to Inno-Haven during this period amounted to $-0- for the three months ended March 31, 2014 and $-0- since February 11, 2013.

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

The epidemic and pandemic potential as well as the constantly changing nature of influenza viruses is well known. The HIV/AIDS worldwide epidemic and the “curse of slow death” nature of HIV viral infection is also well known. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. Oral and genital herpes is also a well known disease. Degnue viral infection is also known as “ break-bone fever”. What is worse, that when a patient is infected with a dengue virus a second time, if the virus is a different serotype, then it can cause a severe dengue disease, or dengue hemorrhagic syndrome, with very high morbidity and a high rate of fatality. This is because, the patient’s immune system mounts an attack, but the antibodies that it generates, directed at the previous infecting virus, are not effective against the new infection, and instead the new infecting virus uses them to hitch a ride into host cells that it infects more severely. This phenomenon is called “Antibody-Dependent Enhancement” or “ADE” for short.

In addition, we recently initiated a research program for the development of a nanoviricide against the MERS Coronavirus (“Middle East Respiratory Syndrome”). Recently, New York Times reported that the first case of MERS infection in the United States was in stable condition. This person, a healthcare worker, flew from Riyadh, Saudi Arabia to Chicago, and then by bus to Indiana (http://www.nytimes.com/2014/05/03/health/mers-virus-found-in-united-states-for-first-time.html?_r=0). MERS is a new coronavirus similar to the SARS virus. It first appeared in 2012 in the Middle East. Since then, about 400 cases have been reported to the World Health Organization; about a third have been fatal. While it has not spread easily between humans, there have been outbreaks within families and in hospitals, where patients have infected paramedics, nurses and doctors, reported the New York Times. The high fatality rate implies that if the virus changes such that its human-to-human transmission is more successful, then this virus can cause significant public health problem, including a potential epidemic.

We were able to create potentially useful drug candidates against MERS-CoV in a very rapid time frame, of less than two months, which included synthesis scale-up to multi-gram quantities. This demonstrates how rapidly drugs can be developed using nanoviricides technology.

Using our platform technology, NanoViricides, Inc. has already developed novel drug candidates against the MERS virus that mimic the MERS virus binding to the host cell. The Company developed ligands that are designed to bind to the MERS coronavirus spike protein, in the same fashion that the cognate receptor of the virus, DPP-IV, binds to the virus. We performed the ligand design using well established molecular modeling techniques, based on published data regarding the MERS coronavirus spike protein and DPP-IV binding. The ligands were then chemically attached to the nanomicelle base polymer, thus making the nanoviricides drug candidates against the MERS virus. The Company has already successfully scaled up the synthesis to multi-gram scale, sufficient for animal testing, and can easily scale the processes to make kilogram quantities for widespread application in human patients if they are found to be effective and safe.

There are no known drugs or vaccines against the MERS coronavirus. No small animal models for testing MERS therapeutics were available until recently. Perlman and collaborators have recently reported a mouse model (http://www.pnas.org/content/early/2014/03/05/1323279111.abstract). In this model, mice were infected with adenovirus carrying the DPP-IV gene to make them susceptible to the MERS virus.

Both the safety and effectiveness of any drug has to be determined experimentally. The safety of a nanoviricide drug is expected to depend upon the safety of the nanomicelle portion as well as the safety of the antiviral ligand. If one of drug candidates results in a viable clinical candidate, this me be the fastest timeframe in which an antiviral drug has been designed, and advanced to clinical candidate level.

Given the high fatality rate associated with MERS infections, and small numbers of cases, the regulatory pathway for approval processes is uncertain. However, progress has been made with fatal diseases such as Ebola in defining clinical pathways, and we anticipate similar development model to be applied for MERS.

We also have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers. We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. The Company's ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company's ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

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

Requirement for Additional Capital

As of March 31, 2014, we have current assets plus security deposits of $36.6 MM. This amount is more than sufficient our operations through more than two years or March 31, 2016, at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With our current funds we believe that we have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct Phase I and Phase IIa human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We estimate that a small, 1kg/batch, production facility would be sufficient to satisfy the Company’s near future needs for supporting the FluCide clinical studies, at least through Phase II. This small batch size requirement is based on the extremely high effectiveness of the influenza clinical candidate observed in animal studies, and therefore must be treated with caution. We intend to enter into either lease or purchase negotiations with Inno-Haven, LLC (“Inno-Haven”) to acquire the cGMP manufacturing and R&D facility in Shelton, CT, that was built to our specifications. This facility will enable cGMP manufacture of all of our drug substances. We intend to perform the final formulation and fill of the cGMP drug product for clinical trials at a contract manufacturer to be determined. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and is renovating an 18,000 square foot building in Shelton, CT, on a 4.2 acre lot.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was concluded in October, 2011. Inno-Haven has also raised significant amounts of additional financing through affiliated and un-affiliated parties. A lease or purchase agreement has not been completed, but the parties have negotiated a Memorandum of Understanding which will form the basis of the lease terms or the purchase contract, as appropriate.

We anticipate that we have sufficient funding to take at least one of our drug candidates through initial Phase I and Phase II human clinical trials. At present, we believe that we may also have sufficient additional funding in hand to take at least one more drug candidate into an IND application stage. These estimates are based on various preliminary discussions and “soft” quotes from contract research organizations that provide pre-clinical and clinical studies support. The estimates are also based on certain time estimates for achievement of various objectives. If we miss these time estimates or if the actual costs of the development are greater than the early estimates we have at present, our drug development cost estimates may be substantially greater than anticipated now. In that case, we may have to re-prioritize our programs and/or seek additional funding.   Also, additional funding, if available, will allow us to move our other drug candidates towards IND filings. These additional funds will be needed to pay for additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file IND applications. We will accelerate our business plans provided that we can obtain such additional funding. We believe that we currently have adequate financing for our current business plan of operations.

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

1. Research and Development of $6,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide, Eye nanoviricide, HIVCide, HerpeCide, Dengue, MERS-CoV, and Ebola/Marburg and Rabies programs.

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

In March, 2010, the Company filed a Form S-3 Shelf Registration with the Securities and Exchange Commission (SEC) for the sale from time to time of up to $40 million of the Company’s securities.  The registration statement became effective on April 29, 2010. As of December 31, 2012, the Company had drawn down $22,500,000 of the $40,000,000 S-3 Shelf Registration. In addition, on October 26, 2012, the Company has filed a new S-3 Shelf Registration Statement for $40,000,000 of common stock, preferred stock, warrants, debt securities and units comprised of those securities. Subsequently we combined the unused portion of the prior shelf registration for a total available Shelf Registration of $57,500,000. As of December 31, 2013, the Company had drawn down approximately $35,000,000 from this shelf registration. Subsequently, on January 21, 2014, the Company completed another registered direct offering based on the remainder of this shelf registration and an additional allowance of 20%, to raise $20M and exhausting the registered shelf. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012 and Form S-3MEF (File No. 333-193439). The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

With these funds, in addition to certain clinical trials for FluCide and DengueCide, the Company anticipates that it will also be able to expedite development of its four other drug candidates, namely, Oral FluCide, HerpeCide™, HIVCide™, and EKCCide™ into the FDA approval process. In addition, the Company was also able to undertake R&D for a nanoviricide against the MERS virus.

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, the Second Amended Complaint sought to compel inspection of the Company’s books and records, sought injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Second Amended Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company filed its answer to the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. On March 3, 2014 the Company filed a Motion for Summary Judgment. On March 3, 2014 Plaintiff Moved the Nevada Superior Court for permission to file a Fourth Amended Complaint seeking to implead Corporate Stock Transfer, the Company’s Colorado Transfer Agent..The Company has opposed this motion. There has not been a decision on either motion. The Company intends to vigorously defend this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended March 31, 2014, the Company's Board of Directors authorized the issuance of 2,247 shares of its Common Stock with a restrictive legend for Director services.

For the three months ended March 31, 2014, the Company's Board of Directors authorized the issuance of 4,988 shares of its Common Stock with a restrictive legend for consulting services.

 For the three months ended March 31, 2014 the Board of Directors authorized the issuance of 20,695 shares of the Company’s Series A Convertible Preferred Stock as employee compensation and recognized an expense of $7,524.

The securities described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company did not utilize an underwriter for the offering of any of the securities, set forth above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit index

Exhibit

31.1	Certification of Chief Executive and Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(b)  Reports on Form 8-K.  During the fiscal quarter ended March 31, 2014, the Company filed the following Current Reports on Form 8-K:

1. On January 21, 2014 the Company filed a Current Report on Form 8-K disclosing it has entered into a Securities Purchase Agreement with certain purchasers, relating to the offering and sale of units (“Units”) at the aggregate purchase price of $5.25 per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and Sixty-Five Hundredths (65/100) of a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $6.05 per share (the “Warrant Shares”)). The Warrants are exercisable immediately and expire five years after issuance.; as well as the sale of gross proceeds of $20,030,246.25 before estimated expenses of the Offering of approximately $1,200,000 which includes placement agent and attorneys’ fees. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012 and Form S-3MEF (File No. 333-193439).

2. On February 26 2014 the Company filed a Current Report on Form 8-K disclosing that from February 18, 2014 to February 20, 2014, the Company’s President and Chairman Dr. Anil Diwan purchased an aggregate of 50,000 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) in open market transactions. On February 25, 2014, Dr. Diwan repaid $83,900 to the Company as a result of the “short term profits” accrued from the sale of Common Stock at a higher price and the later purchase at a lower price.

3. On February 28, 2014, the Company filed a Current Report on Form 8-K, as amended, disclosing that effective February 25, 2014, the Company amended the terms of warrants (the “Warrants”) to purchase an aggregate of 5,079,078 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) to extend the expiration date of all the Warrants to June 30, 2014. The Warrants were scheduled to expire on February 28, 2014. No other terms of the Warrants were amended or revised.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2014

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

