Form 10-K
period 2014-06-30
NANOVIRICIDES, INC.
filed 2014-09-29
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

NANOVIRICIDES, INC.

(Name of Business Issuer in Its Charter)

NEVADA	76-0674577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 WOOD STREET, SUITE 205, WEST HAVEN, CONNECTICUT 06516

(Address of principal executive offices)

203-937-6137

(Issuer’s telephone number, including area code)

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

As of September 29, 2014, there were approximately 56,450,600 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2013 by non-affiliates of the registrant was approximately $201,817,163 based on the closing price of $4.95 per share, post-split, as reported on the NYSE MKT on December 31, 2013, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

The 2013-2014 Financial Year in Review

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

Our anti-viral therapeutics, that we call “nanoviricides® ” are designed to look to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately.

Of note for the financial year ending June 30, 2014, is that the Company has made significant progress in advancing our pipeline, as well as improving our corporate governance and executive capabilities. As a result of these improvements in corporate governance and our technological achievements, as well as additional steps we took, we are happy to report that NanoViricides, Inc. common stock was uplisted on September 25, 2013, NanoViricides, common stock began trading under the symbol, “NNVC”, on the New York Stock Exchange MKT marketplace on that date . This is a very important milestone for our Company.

In the process of uplisting, we raised approximately $16 million ($6 million in convertible debentures from our prior investors in February 2013, and $10 million in a registered direct offering subsequent to the reverse split and immediately prior to uplisting in September 2013). In addition, we raised an additional $20 million in a second up-round registered direct offering in January 2014. With these transactions, we had cash in hand of approximately $36.9M as of June 30, 2014, and additional cash-like assets of approximately $1.5M in the form of prepaid expenses and security deposits. We spent approximately $7.0M in cash toward operating activities and approximately $5M in capital investment during this year. Thus we had approximately three years’ worth of cash in hand at the end of the reporting period. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties. The stockholder’s equity stood at approximately $28.3M as of June 30, 2014.

Subsequent to the end of the fiscal year, on July 2, 2014, we accepted a subscription in the amount of $5,000,000 for a 10% Series C Convertible Debenture from Dr. Milton Boniuk, a member of the Company’s Board of Directors. Additionally, on September 5, 2014, we accepted warrant exercises for the purchase of an aggregate of 2,136,655 shares of the Company’s $0.001 par value Common Stock for an exercise price of $3.50 per share for aggregate proceeds of $7,478,292.

With these transactions, as of September 15, 2014, we have estimated cash in hand of approximately $48.6M. We have thus strengthened our balance sheet considerably, and now have sufficient funds in hand to advance our first drug, Injectable FluCide™, for treatment of hospitalized patients with influenza through at least the initial human clinical trials. In addition, given our current rate of expenditure, and projected low costs of clinical trials provided that FluCide is as successful in humans as it has been in small animals, we believe that we may have sufficient funds in hand to advance one more drug candidate into advanced preclinical and possibly first in human studies. We are now thus in a strong position to advance our drug pipeline towards clinical studies.

Even more important than the financing initiatives is the realization of a cGMP-capable production facility that can make sufficient quantities of our drug candidates for clinical trials and also for initial sales, should the drugs pass regulatory hurdles. Anil R. Diwan, PhD, our co-founder, President and Chairman, took an extreme risk and financed this facility project with funds from his friends and family and borrowings from financiers through Inno-Haven, LLC, a special purpose limited liability company (“Inno-Haven”).

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

We are happy to report that the construction of this state of the art, modern, cGMP capable, clinical scale, nanomedicines manufacturing facility at 1 Controls Drive, Shelton, CT, was completed in June 2014, while managing customized equipment delivery schedules and some weather-related delays.

The facility was inaugurated on July 21, 2014, by Honorable Congressman Jim Himes as the Chief Guest, with delegates from the offices of Honorable Senators Chris Murphy and Richard Blumenthal, with a felicitation from Honorable Governor Dannel Malloy, and local officials in attendance. On the same day, the Board of Directors unanimously agreed that it was in the best interests of our shareholders and the Company to purchase the facility from Inno-Haven, LLC (Dr. Diwan abstained from voting). We anticpate executing and consummating a Contract of Sale for the facility with Inno-Haven in the near future. We are now completing the special equipment fit-out modifications. We have contracted out the facility validation to a third party. Informally, we have started working in the new facility. Once the facility validation is complete, we intend to move most of our work in a phased manner over the next year or so to the new facility. This phased approach is necessary so that work on current projects may continue without any significant delays.

In June 2013, with an improved cash position, we were able to re-engage our anti-Dengue drug development program. We submitted an orphan drug designation application to the US FDA for our first anti-dengue drug candidate. This drug candidate received an orphan drug designation with the US FDA in August 2013. Subsequently, in November 2013, this drug candidate also received an orphan drug status with the European Medicines Agency (EMA). The orphan drug designation carries substantial benefits with it that could result in significant financial benefits to NanoViricides if the drug passes through the regulatory processes successfully. Additionally, in the USA, we can expect to be issued a Priority Review Voucher (PRV), in addition to other benefits. The PRV may be applied to fast track the development of another one of our drugs or can be sold to another pharmaceutical company for the same purpose. The value of a PRV for such a transaction has been estimated to be as much as $250 million, depending upon the circumstances, according to economists at the Duke University. Recently a small pharma traded a PRV to another company for approximately $60M, which may set the lower bound for such transactions.

NanoViricides’ platform technology enables us to rapidly develop drug candidates against novel viruses, when appropriate information becomes available. We reported in May 2014, that we have developed drug candidates against Middle East Respiratory Syndrome (MERS) Virus in less than six months, including design, initial synthesis, and scaling up for initial biological screening. MERS virus, an emerging deadly infection, was considered a major emerging threat to global public health, at the time we engaged this project. The MERS virus was first identified in 2012, and its cognate receptor on cells, DPP-IV, was identified, and structural details of their interactions were published only in July, 2013. MERS became less of concern to public health authorities and these candidates have not yet been screened due to the lack of adequate test animal models and the altered priorities of the facilities that can develop such models systems and conduct the tests.

In August 2014, we announced that we restarted our anti-Ebola drug development program. An Ebola virus epidemic began in western Africa with an index case in December, 2013. The epidemic was identified only in March/April 2014, as it began to spread into multiple countries. It has continued to expand rapidly geographically, and also to grow exponentially in spite of the serious efforts by the international community to contain it. As of September 20, 2014, the World Health Organization (WHO), the United States Centers for Disease Control and Prevention (CDC) and local governments reported a total of 6,185 suspected cases and 2,909 deaths (3,424 cases and 1,705 deaths having been laboratory confirmed). WHO has updated the overall case fatality rate from an earlier estimate of 53% to 70% based on clinical outcome data on September 23, 2014 (See Wikipedia article (http://en.wikipedia.org/wiki/Ebola_virus_epidemic_in_West_Africa). Certain estimates by epidemiologists working with international organizations have projected that the epidemic may continue for another 12 to 18 months before it can be brought under control. This could cause not only major regional devastation, but also a significant global impact.

Currently there are neither any drugs nor vaccines against Ebola, although some vaccines and some drug candidates have advanced into clinical trials. This Ebola virus, a Zaire Ebola virus variant, has been shown by to mutate in the field frequently. This raises significant doubts regarding the success of standard antiviral approaches including vaccines, antibodies, antisense technologies, and siRNA approaches. In spite of the mutations, however, the cognate receptor of the virus on the cells and how the virus binds to it does not change. Fortunately, this receptor has now been identified for Ebola virus, as the Niemann-Pick C1 protein (NPC1), a cholesterol transporter whose function is essential for health. Thus, an approach of blocking NPC1, similar to the development of maraviroc to block CCR5 and thereby affect HIV/AIDS, is unlikely to be successful. In contrast, the nanoviricides approach of attacking the virus by presenting to the virus like a cell membrane studded with the same binding sites that the virus binds to, namely its site on NPC1, shows significant promise. Sufficient structural information has been elucidated recently about Eola virus-NPC1 interaction that it has become possible for us to develop novel drug candidates against Ebola that the virus is unlikely to escape.

In September 2014, we announced that we have already completed design of novel anti-Ebola drug candidates, based on “in silico” or molecular modeling approach, and synthesis has also begun. We believe that we will be able to work with our previous collaborators at the USAMRIID, and also at the NIH, to begin testing the potential utility of these drug candidates in cell cultures and animal models soon.

As part of the advanced IND–enabling development of our Injectable FluCide drug candidate, we have continued to scale up our production processes for both the backbone polymer and the ligands. We have been able to make up to 200g batches in our existing facility. We believe that we will be able to make as much as a few kilograms in a single batch in the new cGMP-capable facility. If the course of treatment of a successful Ebola drug candidate is assumed to be a few grams, we would be able to make as many as a thousand courses of treatment per batch. Our production capacity would thus be responsive to the current requirements for the containment of the Ebola epidemic in West Africa.

Much of the R&D work this year, other than the programs listed above, was focused on the IND-enabling development of our anti-influenza drug candidate, Injectable FluCide. We have been actively studying different chemical processes and routes of synthesis of the backbone polymer, the ligand, and the nanoviricide drug itself, which is a chemical conjugate of the two. The objective of these studies is to develop pathways that will allow industrial manufacturing scale production of a well-defined drug substance, so that multiple batches will produce consistent product. Our studies also involve the development of methods of chemical and physical characterization of the materials at various stages in the entire production process. These studies also include performing the syntheses at different scales, and at least sufficiently characterizing the products at different stages to enable decision-making regarding different possible process variations. We are also continuing to develop additional tests that are needed for analyses of samples from animals that will be generated during the safety/toxicology studies, and later in the human clinical trials. Such tests are needed for estimating a drug’s distribution pattern in the body as well as the time profile of the distribution. Such tests are also needed to decipher the metabolic fate of the drug. Since a nanoviricide drug is not a simple small chemical or an antibody, development of these tests is relatively complex, and is taking a significant amount of time.

We have been able to produce the Injectable FluCide drug candidate in a batch as large as 200g in our existing facilities at present. We intend to begin our initial safety/toxicology studies with this batch of material in the near future.

We have engaged BASi Toxicology Services of West Lafayette, IN, to perform the IND-enabling safety/toxicology study for our Injectable FluCide drug candidate. Our contract with BASI is finalized. The protocol for the initial studies is being finalized as of this writing. We anticipate the initial safety/toxicology studies to begin very soon.

Presentations and Conferences

The Nanoviricides® technology continues to receive substantial attention and recognition in the scientific world. The NanoViricides Executive Team is also receiving recognition for the Company’s achievements.

On September 16, 2014, our CEO, Eugene Seymour, MD, MPH was interviewed as a guest on “The Independents”, a show on the Fox Business Channel. Dr. Seymour discussed the current Ebola outbreak and the Company’s progress in developing an anti-Ebola drug for the treatment of patients infected with the Ebola virus.

On Wednesday, August 13, 2014, the NanoViricides Executive Team was invited to ring The Opening Bell® at the New York Stock Exchange (NYSE). NanoViricides began trading on the NYSE MKT as of September 25, 2013.

Our President, Dr. Anil Diwan, was invited to participate in the prestigious 29th Annual Chief Executive of the Year Gala Reception & Dinner held at the New York Stock Exchange on Thursday, July 17, 2014. In addition, he was also invited to participate in the CEO Roundtable Discussion, on the topic of “Enhancing CEO Effectiveness by Redefining the Role of the CFO”, which was held prior to the Reception.

On July 11, 2014, our President, Dr. Anil Diwan, was invited to present the FluCide™ data at the 3rd Annual Influenza Research and Development Conference. The Conference ran from July 9-11 at the Hyatt Regency in Boston, MA, and was held by GTC Bio (https://www.gtcbio.com/conferences/influenza-research-and-development-agenda).

Previously, Dr. Anil R. Diwan, President and Chairman of the Company, was invited to Chair the Section on “Designing Nanomedicines” at the First Annual Symposium on Nanomedicines: Charting a Roadmap to Commercialization, held by the Nanomedicines Alliance on March 6-7, 2013 at the Hilton Washington DC/Rockville, Maryland, USA. Also, Dr. Randall W. Barton, Chief Scientific Officer of the Company, was invited to co-Chair the Section on “Pre-Clinical Pharmacology” at the same event. NanoViricides, Inc. is a member of the Nanomedicines Alliance. Later that month, Dr. Diwan was invited to present a seminar at the University of California, Los Angeles. This seminar was hosted by the Center for Biological Physics, jointly with the California NanoSystems Institute on March 22, 2013.

The Company also continues its efforts at connecting with additional investors and presenting in investor-oriented business conferences.

On June 19, 2014, our President, Dr. Anil Diwan, presented an overview of the Company at the Wall Street Analyst Forum’s 25th Annual Institutional Investor Conference at the University Club in New York City.

On June 4, 2014, the Company’s CEO, Dr. Eugene Seymour, MD, MPH, presented an overview of the Company at the LD Micro Invitational Conference at the Luxe Sunset Boulevard Hotel in West Los Angeles.

On March 12, 2014, our CEO Dr. Seymour presented an overview of the Company at the annual Roth Capital Conference that is currently underway at the Ritz-Carlton Hotel in Laguna Niguel, California. This is the second year that Dr. Seymour has been asked to present at this invitation-only conference.

On March 11, 2014, the Company released NanoViricides CEO letter on our website at www.nanoviricides.com. Dr. Seymour provided a calendar year end overview of the Company for the benefit of the shareholders in this letter. In response to inquiries Dr. Seymour had received from several shareholders, this letter also discussed the strong performance of NanoViricides, Inc. since it was founded in 2005, the Company’s continued progress in developing its platform technology, its rich and wide pipeline of industry-leading broad-spectrum antiviral drug candidates, the global intellectual property leadership, the Company’s strong corporate governance, the Company’s frugal business strategy that has helped the Company produce a strong and wide drug pipeline at a very low cost of development compared to the industry, and select highlights of what the Company expects to achieve in calendar year 2014 and the near future.

On February 11, 2014, our CEO, Dr. Eugene Seymour, MD, MPH, was interviewed on radio by Yorba Media. The interview was live on the internet via the iheartradio.app app at the station KXFR, or in the Dallas, TX area on the AM radio station KXFR-1190.

On October 2, 2013, Eugene Seymour, MD, MPH, our Chief Executive Officer, presented a talk at the LD MICRO Invitational Conference held at the Luxe Sunset Bel Air Hotel in West Los Angeles.

On July 19, 2013, a video interview with the Company’s CEO, Eugene Seymour, MD, MPH, was broadcast on the Fox Business News TV channel (FBN TV). This unsolicited interview was conducted by David Gentry of “The RedChip Money Report” of the Red Chip Companies, an international small cap research, investor relations and media company.

Recognition and Awards

Anil R. Diwan, Ph.D., President, Chairman, and Co-Founder of the Company was recognized as the “2014 Researcher of the Year” by BusinessNewHaven, a business journal, and the New Haven magazine, that serve the state of Connecticut. The article was published in the February 2014 issue of BusinessNewHaven, and is reproduced on the Company’s website with permission (www.nanoviricides.com/index.html#bnh-recognition). BusinessNewHaven recognizes “Healthcare Heroes” in the state of Connecticut every year. The heroes are chosen from all walks of life in various categories. The magazine seeks to recognize individuals particularly for their persistence, perseverance, novel approaches, and potential for impact on the society. The magazines together have a combined circulation of over 40,000 in Connecticut.

NanoViricides, Inc. (NYSE MKT: NNVC) (the “Company”) has won the prestigious “IAIR Award” as the “Best North American Company for Leadership in the Nanomedicine Sector”. The invitation-only award ceremony and gala dinner for the “IAIR Awards - North America” was held at the Yale Club in New York City on Tuesday, April 15th, 2014. IAIR (International Alternative Investment Review) is a publication of EDITRICE LE FONTI® SRL, Milan, Italy. They conduct an online survey through their 50,000+ readers to provide to their judging panel which is composed of the editorial staff of IAIR - Excellence in Global Economy and Sustainability and International Family Office Magazine to make the selection of the final award winners. EDITRICE LEFONTI® SRL (IAIR® GROUP / IAIR AWARDS®) is a research institute and a global independent publishing house headquartered in Milan with more than 10 years of experience in the publishing field.

Overview

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

Further, the Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). It is thought that DSS and DHF caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. The Company recently received an “Orphan Drug Designation” for our DengueCideTM drug from the USFDA as well as the European Medicines Agency (EMA). This orphan drug designation carries significant economic benefits for the Company.

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

The drugs are required to be manufactured in cGMP-compliant manner (cGMP = “current Good Manufacturing Practices”) for use in human clinical trials. The Company is steadily progressing on enabling cGMP manufacturing capability for all of its nanoviricides® drug candidates. The Company reported in June 2014 that the new facility had received its Certificate of Occupancy.

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

In June 2013, we submitted an application to the US FDA to designate our anti-dengue drug candidate as an “orphan drug” under the Orphan Drug Act. Subsequently we also submitted a similar orphan drug designation application at the European Medical Agency for this same drug. Dengue, a viral disease, is considered an orphan disease in United States as well as Europe. We retained Coté Orphan Consulting (COC), headed by Dr. Tim Coté, to help us with these submissions. In 2013 we were awarded Orphan Drug Status by the USFDA and the European Medicines Agency (EMA).

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

We also bolstered our Board of Directors. As reported previously, we have appointed Mr. Stanley Glick, an experienced CPA, as an Independent Director and the Chairman of our Audit Committee on June 22, 2012. We also added two more independent directors to the board, making the board independent of the executives.

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

As a result of the improvements in Corporate Governance and Executive Team, we became eligible for listing on major US national stock exchanges, except for the stock price criteria. We performed a uniform reverse split of our securities, at a 3.5 to 1 ratio to attain full eligibility for up-listing, on September 10, 2013. As a result of the reverse split, all of our outstanding pre-split warrants were also exchanged automatically for post-split warrants with numbers reduced by a factor of 3.5 and strike price increased by a factor of 3.5, to achieve the same effect in terms of the number of shares in the transaction. Thus, for example, 3.5 pre-split warrants that had a strike price of $1 to purchase the pre-split stock (i.e. a total of $3.5 would convert 3.5 of these pre-split warrants into 3.5 shares of pre-split stock), would be automatically exchanged into 1 post-split warrant with a strike price of $3.5 to purchase 1 post-split share. Concomitantly, we also performed a registered direct financing of approximately $10.33 million, with net proceeds to the Company of approximately $9.6 million, after deducting expenses and fees. The Company’s shares began trading on the New York Stock Exchange MKT on September 25, 2013, under the same stock symbol, namely “NNVC”.

On July 2, 2014, the Company reported that its common stock, NNVC, was added as a member of the U.S. small-cap Russell 2000 Index after the equity markets closed on June 27, when Russell Investments reconstituted its comprehensive family of global indexes. Membership in the Russell 2000, which remains in place for one year, is based on membership in the broad-market Russell 3000 Index. The stock was also added systematically to the appropriate growth and value indexes.

The Company also unveiled its completely redesigned website in time for its annual meeting for the fiscal year ending June 30, 2013 held on December 9, 2013. The new website provides access to the CEO’s presentation, our press releases, our technologies, as well as our SEC filings and other documents. This website is built with modern technologies including CSS and HTML5 to allow flexible design and simplifying future updates.

Patents and Intellectual Property

We have previously announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs., A fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. This patent has so far been issued with substantially similar broad claims in ARIPO, Australia, Canada, China, Europe, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, OAPI, Phillippines, Pakistan, United States, Vietnam, and South Africa.

Another fundamental patent application on the antivirals developed using the polymeric micelles has so far been issued with substantially broad claims as well, in ARIPO, Australia, China, Japan, Mexico, New Zealand, OAPI, and South Africa.

A total of 28 patents have been issued globally as of September 24, 2014, on the basis of the two international PCT patent families that cover the fundamental aspects of our platform technology. Additional patent grants are expected to continue as the applications progress through prosecution processes.

These patents have nominal expiry dates in 2026 to 2028. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process. Many countries allow up to five years extension for regulatory delays.

No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide before entering human clinical trials. The estimated expiry date for the FluCide patent, if issued, would be no earlier than 2034.

cGMP Production Capability

We have been scrutinizing and evaluating various options to make this cGMP clinical product manufacture possible ever since the company was founded. Eventually, we reached the conclusion that given the industry-leading nature of our technologies, the proprietary know-how that we have developed, and the fact that available cGMP contract manufacturing facilities did not possess adequate expertise in the manufacture of defined amphiphilic polymeric products such as our drug candidates, it would be most prudent, expedient, and cost-effective to develop our own manufacturing capabilities. We began looking for sites that could be used as is or renovated to this end as early as 2007. However, the 2008 financial slowdown caused us to temporarily halt the search.

In 2011, as we advanced FluCide program further, the ability to produce clinical product quantities in cGMP compliant fashion became critical. However, the Company’s finances at that time could not support such an expensive project. In order to keep our business plan on track, therefore, Anil R. Diwan, PhD, our co-founder, President and Chairman, took an extreme financial risk and decided to finance this facility project with funds from his friends and family and borrowings from financiers. He formed Inno-Haven, LLC, a private venture (“Inno-Haven”) to handle this facility project. Inno-Haven raised funds from Dr. Diwan, his affiliates, friends and other financiers to initiate the project, and eventually selected and purchased the site at 1 Controls Drive, Shelton CT, with an 18,000 square foot building on 4.2 acres in a scenic area.

We declared our first pre-IND clinical drug candidate, NV-INF-1, otherwise known as Injectable FluCide™, in September, 2011, and held a pre-IND consultation with the US FDA in March, 2012. The need for cGMP production of clinical quantities of our state of the art nanomedicine drug candidates became urgent thereafter.

NanoViricides signed a Memorandum of Understanding (MoU) with Inno-Haven in February 2013. With this MoU, NanoViricides committed to support the security needs of certain financiers of Inno-Haven, and also committed to lease the facility upon meeting certain milestones, at rates to be determined with expert consultations. In addition, Inno-Haven was committed to conduct the project as per the requirements to be specified by NanoViricides. Subsequently, after the facility construction was completed, the Board of Directors of NanoViricides unanimously agreed that it was in the best interests of the Company and its shareholders to purchase this facility from Inno-Haven. Dr. Diwan abstained from the discussion and voting on this topic. Inno-Haven has agreed to the purchase of the facility by NanoViricides and it is anticipated an agreement for the sale will be entered into shortly.

With the constraints posed by the existing facility, the very special requirements of an injectable drug producing cGMP facility, and limited available financing, the project required extremely skilled and experienced team. In March 2013, NanoViricides retained Mr. Andrew Hahn, a highly experienced and skilled consultant for facility plan and design, and later also brought in Mr. Phil Mader, of MPH Engineering for Engineering and Design specifications, and Ms. Kathy Cowles of ID3A Architects. We have a strong team engaged on the total renovation project for building cGMP facility and associated R&D laboratories in the Shelton campus. Mr. Andrew Hahn, retired Director of Facilities (Global) for Bristol-Myers-Squibb is our lead designer and overall steward for this project. Mr. Phil Mader, previously the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”), is our Project Manager. Mr. Mader’s firm, MPH Engineering is engaged for engineering design. In addition, Ms. Kathy Cowles, founder of ID3A Architects serves as the lead architect. With the help of additional external and internal consultants, this team produced a highly optimized laboratory and manufacturing facility plan and specification that also met the financial constraints. As a result, Inno-Haven retained Mr. Mader’s firm, MPH Engineering, as overall Project Coordinator and Construction Manager, and began construction in or about June, 2013. The construction was completed in June, 2014, while managing customized equipment delivery schedules and some weather-related delays.

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

The renovation was completed, and a certificate of occupancy was issued in June 2014 We held the inauguration ceremony on July 21st. Since then, we have been working on special equipment fitout modifications, and preparing for facility validation. We have contracted facility validation to a third party which is expected to commence shortly. We plan to move our operations to the new facility in phased manner over the next several months. This is necessary in order to keep current projects undisturbed. We will need to move our existing equipment, as well as install additional equipment at the new facility. We will need to test and validate each piece of equipment. We will need to validate, test and verify that all the systems are functioning as needed for being able to make cGMP drug substance batches. Then we will need to run several batches, analyze the resulting products, and establish that our manufacturing processes are performing satisfactorily to produce the desired drug substance. A minimum of two reproducible batches are required to be made before submitting an Investigational New Drug application (IND) to the US FDA. In addition, we will also need to seek and obtain US FDA registration as a cGMP facility.

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

We completed our second anti-HIV in vivo study in the HIVCide program in August 2011 at KARD Scientific. This study was conducted using the standard humanized mouse model. In this model, the immune system of the mouse is replaced by human immune system. Then HIV infection is given. HIV infects the human immune system. The antivirals are then given and tested for their effect on the interaction of HIV with the implanted human immune system. In the previous anti-HIV study, we had found that three different unoptimized anti-HIV nanoviricides exhibited extremely strong effectiveness that was equal to or better than a three drug HAART cocktail (highly effective antiretroviral treatment) in this animal model. We have since developed better optimized ligands to attack the HIV virus particle. In order to find the best ligand, we reduced the amount of ligand attached to the polymer chain in this new study. We were able to select the best nanoviricide anti-HIV ligand in the new study, which appears to be better than all the ligands tested in the previous study. This nanoviricide’s effect was still equal to or better than the same 3-drug HAART cocktail, although we had expected a substantially reduced effect.

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

In the case of FluCide™, we have completed these optimization studies resulting in two separate FluCide drugs, namely the injectable FluCide, and the oral FluCide. The injectable FluCide is further advanced in its development cycle and is anticipated to be our first drug candidate going towards and IND filing and human clinical studies in the near future as we complete its pre-clinical development and c-GMP manufacturing process development. The oral FluCide is anticipated to follow the injectable FluCide into human trials.

In the case of HIVCide™ we are close to completing the ligand optimization and are also in the process of further optimizing the polymer backbone. We have already identified certain polymeric backbone chemistries that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered. Nevertheless we have continued to make progress in the HIVCide program. We are also working on developing total cure of HIV/AIDS. In addition to minimizing the viral load to achieve a ” Functional Cure” with the HIVCide, a total cure would require development of a drug that hones in onto infected cells, and seeks to destroy only the HIV infected cells that harbor the HIV genome inside it. We believe we have excellent technologies for such site-directed, specific approaches. This program is in R&D stage and we expect that it will take some time before a drug candidate with the potential of totally curing HIV/AIDS can be identified.

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

The Company also announced in May 2012 that a fundamental patent, on which the nanoviricides® technology is based, is due to be issued in the USA on May 8, 2012. The US Patent (No. 8,173,764) is granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” It was issued on May 8, 2012. The patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases. The other national and regional counterparts of the international Patent Cooperation Treaty (“PCT”) application number PCT/US06/01820, which was filed in 2006, have issued as a Singapore National Patent Publication, a South African patent, and also as an OAPI regional patent covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. It has also issued as a granted patent in New Zealand, China, Mexico, and Japan. Estimated expiry dates range nominally from 2026 to 2028 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

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

In September 2011, we announced the acquisition by Inno-Haven, LLC of an 18,000 square foot building on 4 acres with possibility of expansion in Shelton, CT. Inno-Haven LLC, a special purpose company formed to acquire the facility, completed the purchase on August 31, 2011. Financing for the acquisition by Inno-Haven was provided by certain private investors that included Anil R. Diwan, PhD. Dr. Diwan is President and Chairman of the Company and Managing Member of Inno-Haven. Dr. Diwan’s part of the financing came from his personal savings, personal borrowings, and a sale of some of his shares of NanoViricides, Inc. received as a founder. In October 2012, Dr. Diwan completed the programmed sale of the NanoViricides stock that he had obtained as a founder. The Company had agreed to this stock sale in order to help partially offset the costs for the acquisition of a facility and of architectural and engineering design of its renovation. Additionally, Dr. Diwan has agreed to provide personal guarantees, as needed, for certain additional contemplated transactions. The Company has previously announced that it had determined that this financing approach provided the best value for the Company and its shareholders. Inno-Haven has since raised substantial additional capital financing to enable total renovation of this facility into a cGMP manufacturing facility and associated R&D laboratories to suit the purpose of NanoViricides, Inc. The Company anticipates that it will be leasing the laboratory facilities and cGMP production facility from Inno-Haven, for the cGMP manufacture of clinical batches of its nanoviricides® drug candidates against various viral diseases. No lease has been signed yet.

In this year, as in the previous year, we have also made significant strides in achieving exposure for the Company and its technologies. The Company’s President, Anil R. Diwan, PhD, was invited to speak at the 1st International Symposium on Nanomedicine and Cancer Diagnostics at the University of Delaware held on August 16, 2012. Dr. Diwan was also invited to participate on the Panel on Nanomedicine & Nanodiagnostics at the Nanomanufacturing Summit 2012 & 11th Annual NanoBusiness Conference on September 5, 2012, held at the Seaport Hotel, Boston, MA. Dr. Diwan also presented a poster at the Company Showcase in the Biotech2012 Symposium held by PennBio in Philadelphia, PA on October 22, 2012. Dr. Diwan also presented the Company’s accomplishments at the BIO CEO 2013 Conference held at Waldorf Astoria, New York City on February 12, 2013. On March 22, 2013, Dr. Diwan gave an invited Special Seminar at the UCLA Center for Biological Physics, jointly with the California NanoSystems Institute, exploring the theoretical aspects as well as the experimental results of the nanoviricides approach. On April 24, 2013, Dr. Diwan, presented an overview of the company at the 2013 BIO International Convention held at the McCormick Center in Chicago, Illinois (http://convention.bio.org/). On June 27, 2013, Dr. Anil R. Diwan, presented an overview of the company at the OneMedForum-New York 2013 held at the Metropolitan Club, New York.

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

On September 10, 2013, the Company raised approximately $10.3 million in a registered direct offering to accredited investors and certain institutional investors. The Company received approximately $9.66 million in proceeds after deducting approximately $670 thousand for broker commissions and attorney fees. The Company executed the said registered direct offering to accredited family funds and investors and to institutional investors immediately following a reverse split of the stock at a 1 to 3.5 ratio that became effective on September 10th. Each unit of this registered direct offering consists of one share of (post-split) common stock and one 5-year warrant. The warrants have an exercise price of $5.25 per share. The units were offered by Nanoviricides pursuant to an effective shelf registration statement filed with the Securities and Exchange Commission dated October 26, 2012. Midtown Partners & Co., LLC and Chardan Capital Markets, LLC served as the exclusive placement agents for the transaction. In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) representing two percent of the Shares and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the SEC on December 21, 2012.

On January 24, 2014, the Company successfully completed a registered direct offering (“Offering”) raising approximately $20 million. The Company sold 3,815,285 units and raised gross proceeds of $20,030,246.25 before estimated expenses of approximately $1,200,000, which includes placement agent fees but does not include and attorneys’ fees and other expenses. The price per Unit was $5.25, equal to a four percent (4%) discount to the 20-day VWAP of the NNVC stock price on January 17, 2014. The exercise price of the Warrant was equal to the closing price of NNVC stock on January 17, 2014. Each Unit consisted of one share of the Company’s common stock and 0.65 of a warrant to purchase one share of common stock, issuable upon exercise of the Warrant at the exercise price of $6.05 per share. The Warrants were exercisable immediately and expire five years after issuance. The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012 and Form S-3MEF (File No. 333-193439). The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

Subsequent to the end of this financial year, on July 2, 2014, the Company reported that, Milton Boniuk, MD, the Caroline F. Elles Chair Professor of Ophthalmology at Baylor College of Medicine, and a Director of the Company, invested $5M in the Company in the form of a convertible debenture (the “Debenture”). The Debenture is convertible into the Company’s common stock at $5.25 per share upon maturity or earlier at the investor’s option. Until conversion, the debenture carries an interest at the rate of 10% per annum, payable in cash, with the first year’s interest deferred and divided evenly into the remaining three years. In addition, the Company issued 187,000 shares of its extremely restricted Series A Preferred stock to Dr. Boniuk, as initial interest. The Series A stock is not convertible into common stock, is not tradable, and does not carry any dividend rights, or any other financial effects, except in certain limited circumstances.

In addition, on September 5, 2014, we accepted the exercise of warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock for an exercise price of $3.50 per share for aggregate proceeds of $7,478,292.

With these successful financing efforts, and our continued low rate of expenditure, the Company estimates that it now has cash in hand sufficient for more than two years of further R&D and operating expenses. In addition, the Company has successfully achieved the goal of securing a building for a new lab facility and cGMP capability without any capital expenditures. The Company’s strong financial position has now enabled us to decide to purchase the 1 Controls Drive, Shelton, CT facility We thus ended the financial year in a better financial position than the last year.

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

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc., (“TheraCour,” an approximately 24.9% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour’s targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

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

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $38,299,783 at June 30, 2014. For the year ended June 30, 2014, the Company had a net loss of $8,875,667 Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The Company currently has no long term debt other than the Series B Convertible Debentures and the Series Convertible Debentures.

Glossary of Terms

Nano - When used as a prefix for something other than a unit of measure, as in “nanoscience,” nano means relating to nanotechnology, or on a scale of nanometers (one billionth of a meter or greater).

Viricide - An agent which reliably deactivates or destroys a virus.

Nanoviricide ® – An agent which is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company’s patent-pending and proprietary technologies.

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

Our Collaborations and Service Contracts in Brief

Our development model is to employ collaborations and service contract relationships with renowned academic labs, government labs, as well as service contracts with external service providers in order to minimize our capital requirements. KARD Scientific, Inc., our principal collaborator for animal efficacy testing for Influenza and HIV, has recently closed their animal testing services business, as the principal, Dr. Krishna Menon, intends to reduce his responsibilities due to health reasons. We have established new relationships to enable continuation of our work. Our current relationships include:

For Influenza Viruses:

Integrated Biotherapeutics, Inc. , MD.
2.	Public Health England, UK
3.	Southern Research Institute, AL.
TheVac, LLC, LA
5	National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam), for H5N1 avian flu.

For HIV:

1.	Southern Research Institute, Frederick, MD.
2	University of California at San Francisco CA.

For Viral Diseases of the Eye (Adenoviruses, Herpesviruses - Epidemic Kerato-conjunctivitis (EKC), Herpes Keratitis):

1.	The Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS), NY.
2.	TheVac, LLC.

For Herpes Virus Infections:

1.	TheVac, LLC
2.	Northeastern Ohio Medical University (NEOMED), previously NEOUCOM, Prof. Ken Rosenthal Lab.

For Dengue Hemorrhagic Fever Viruses:

1.	University of California at Berkeley, Prof. Eva Harris Lab.

For Ebola/Marburg Viruses:

1.	United States Army Medical Institute of Infectious Diseases (USAMRIID), Dr. Pamela Glass Lab.
2.	Public Health England, UK

For Rabies Virus:

1.	Center for Disease Control and Prevention (CDC), Dr. Charles Rupprecht Lab.
2.	National (Central) Institute of Hygiene and Epidemiology (NIHE), Vietnam.

In addition, we have signed an agreement with the Biologics Consulting Group (BCG), Alexandria, Virginia, to help us with the US FDA applications processes, and with the development of applications as well as drug development programs, as needed. We have also signed an agreement with Australian Biologics Pty, Ltd. to help us with the regulatory processes in Australia.

In April, 2014, we finalized a Master Services Agreement (MSA) with Public Health England (PHE), UK, the British government’s equivalent of the U.S. Centers for Disease Control,. This agreement allows for animal efficacy evaluation of various nanoviricides drug candidates against viruses of mutual interest at the BSL2, BSL3 or BSL4 facilities at PHE-UK as the case may be. Previously, we signed a Non-Disclosure Agreement with Public Health England (PHE) in July 2013. The MSA will allow the scientists at Public Health England to develop a specific proposal for the testing of different nanoviricides, such as FluCide™, against viruses of “mutual interest” to both organizations. More specifically, the first two viruses of mutual interest are H7N9, the influenza virus now circulating in China as well as the latest version of the coronavirus, now circulating in the Middle East. It is now referred to as the MERS virus. This virus is similar to the SARS virus that infected 8000 people and killed approximately 800 people 10 years ago. Both H7N9 and the MERS CoV (coronavirus) have extremely high case fatality rates. We expect to test the nanoviricide antiviral drug candidates in a BSL3/4 facility at PHE. BSL3/4 facilities are designed to contain and enable the safe handling of organisms that can pose a significant threat to health.. The BSL3/4 laboratories at PHE-UK, as elsewhere in the world, are currently extremely stressed with the public health challenges of responding to the current Ebola virus epidemic. We anticipate that this agreement will further evolve into a collaborative agreement.

We have also recently signed a Master Services Agreement with Integrated Biotherapeutics, Inc. (“IBT”), Gaithersberg, MD, a provider of pre-clinical anti-viral evaluation services. We intend to perform certain influenza drug candidate studies at IBT.

We have additional collaborations in the process of formalization. We have also signed a Non-Disclosure Agreement with the Lovelace Respiratory Research Institute, Albuquerque, NM

We typically employ more than one external laboratory to perform testing for a particular disease agent in order to limit possible laboratory level bias. We previously had a collaborative research agreement with the Walter Reed Army Institute of Research (WRAIR), Dr. Putnak Lab, for work on dengue viruses. This agreement has since lapsed, but we believe it can be reactivated at an opportune time.

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

A nanoviricide is designed to “look like” the portion of a cell membrane to which a virus particle binds, in a sense. This biomimetic approach is expected to fool the virus into binding to the nanoviricide, and in an attempt to “enter” this structure, it is thought that the virus particle may get destroyed. This is because viruses have developed ways of un-coating themselves once they enter a cell, in order to expose the viral genomic material so that the virus can hijack the cellular machinery to make its own copies. We call this the “passive view” of how a nanoviricide may work.

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

Antibodies also may be too specific to a particular virus strain, and thus viruses evade antibodies by changing their external surface. Vaccines create antibodies in the recipient, in order to protect the person. Vaccines are thus limited by the nature of antibodies, and tend to be very specific to the particular strains or groups of strains of a virus. This is why a new seasonal vaccine must be formulated for influenza every year. This is also why a novel influenza strain such as bird flu (H5N1) or the 2009/“Swine flu” virus cannot be defended against by existing vaccines.

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

The NanoViricides Technology and Approach

Nanoviricide drugs, which are presently in a preclinical stage of development, are designed to lead to reduction in viremia (virus in the bloodstream) by a set of novel, multiple, concerted, mechanisms:

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

We designed the nanoviricides to act by completely novel and distinctly different mechanisms compared to most existing anti-viral agents. The self-assembling nanoviricide “Trojan horses” would be expected to course through the blood stream, seek their target, i.e. a specific virus particle, attach themselves to the virus particle target and fuse with the virus particle. This chain of events, if it in fact occurs, is designed to destroy the virus particle’s ability to infect host cells. In addition, if the nanoviricide may contain an encapsulated API, such API may be deployed into the virus particle and might lead to destruction of the virus genetic material (such as viral DNA, viral RNA, etc.), and/or key viral components that the virus carries inside its “belly” (such as the reverse transcriptase, the protease, and the integrase carried by HIV particles), based on the capabilities of the API. This concept needs to be extensively tested in future experiments. The concept of targeted delivery of an API is well known in the cancer therapeutics arena as this quote from the National Cancer Institute website above makes clear: “Nanoscale devices have the potential to radically change cancer therapy for the better and to dramatically increase the number of highly effective therapeutic agents. Nanoscale constructs can serve as customizable, targeted drug delivery vehicles capable of ferrying large doses of chemotherapeutic agents or therapeutic genes into malignant cells while sparing healthy cells, greatly reducing or eliminating the often unpalatable side effects that accompany many current cancer therapies.” http://nano.cancer.gov/resource_center/nano_critical.asp - cancer.

We designed the nanoviricides to act by a novel set of multiple, concerted, mechanisms. However, being so novel, our drugs are not directly comparable to existing anti-viral therapies. Thus, the safety and efficacy of the nanoviricides needs to be established by experimentation, and cannot be anticipated on the basis of any similar information regarding existing drugs. See, Preclinical Safety And Efficacy Studies.

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

The Company does not claim to be creating a cure for viral diseases. The Company’s objectives are to create the best possible anti-viral nanoviricides and then subject these compounds to rigorous laboratory and animal testing towards US FDA and international regulatory approvals. Our long-term research efforts are aimed at augmenting the nanoviricides that we currently have in development with additional therapeutic agents to produce further improved anti-viral agents in the future. We believe that many viral infections that are at present untreatable or uncurable would be curable using such an advanced approach.

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

We currently have, in early, active development, products against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), common seasonal human Influenzas ((1) and injectable drug for hospitalized patients, and (2) an oral drug for the rest of the patients), (3) HIV (4) Eye drops against viral diseases of the eye such as conjunctivitis and keratitis, (5) Herpes virus cold sores and genital Herpes, and (6) Dengue viruses. In addition, we have research programs against the novel MERS CoV virus, Rabies virus, Ebola/Marburg family of viruses, as well as other viral hemorrhagic fevers. We also have a research program called ADIF(™) “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreak. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. The Company’s ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company’s ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

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

We have now successfully developed drug candidates that are effective against both adenoviruses and against HSV-1, viruses that cause most of the viral diseases of the external eye. We expect to commission additional animal testing against HSV-1 infection of the eye in the coming year.

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

Neglected Tropical Diseases and Biosecurity/Biodefense Programs: Ebola, Marburg, Rabies, other viruses

Ebola, Marburg

We have obtained significant positive results against Ebola, although the Ebola virus produces a soluble glycoprotein decoy that may be capable of avoiding certain of our virus-binding ligands.  We restarted our anti-Ebola drug development program in light of the recent raging Ebola epidemic in West Africa that has evolved into a major global public health threat.

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

Proof-of Principle

We have conducted studies which demonstrated that when a small chemical molecule (ligand) is attached to our nanomicelles covalently, the resulting nanoviricide has such a high activity that as little as 1/50th of the attached molecule is needed for comparable activity [i.e. a 20mg/kgBW injection of free molecule and a 0.04 mg/kgBW injection of the molecule attached to the polymer showed equivalent efficacy]. These results suggest to us that the observed antiviral activity of the nanoviricide is due to the proposed mechanism of action of the nanoviricide and not to either component of the drug, the ligand or the nanomicelle. This is considered “proof of principle” in that our original theoretical assumptions about the functionality of the nanoviricide have scientifically been validated.

We have also performed studies in vitro in which a murine cytomegalovirus (CMV) preparation was subjected to dilute solutions of two different nanoviricides and the resulting solutions were studied by electron microscopy to evaluate morphological changes in the virus. The nanoviricide treatments led to complete loss of the virus’s lipid coat, resulting in the virion capsids spilling out. The virion capsids of CMV lack the coat proteins required for attachment to cells and are non-infectious. Electron micrographs depicting this can be found on our web site at http://www.nanoviricides.com/action_small.html.

Efficacy Studies - Influenza

Our original plan was to introduce as many as three different drugs against influenza because of the perceived differences between certain different influenza virus types. For example, bird flu H5N1 Influenza A virus has been simmering in the South Asia region and has been moving all across the world, a little westward every year. This virus and its variants (Clades) cause extremely severe infection that has a rapid onset and a very high fatality rate, as much as 50-80%. We decided to develop an antibody-based nanoviricide to attack this variant (AviFluCide(™)), as it was expected to have very high effectiveness and rather fast development time if appropriate resources became available. Given the global alerts for H5N1 in 2004-2006, we believed that this was the best course of action to make an accurate drug against H5N1 rapidly available. Another set of avian influenza viruses, H7N, H9N for example, cause very severe disease and also epidemics, but are not as fatal as H5N1. The influenza A viruses that cause severe disease in humans were found to have a common “signature region” in their hemagglutinin protein (HA), called the “polybasic site”. The presence of the polybasic site in HA is known to be associated with increased virulence. We therefore also embarked upon a program to develop a nanoviricide that would recognize a polybasic site motif. This would be FluCide-HP(™) (for highly pathogenic viruses). In addition, we embarked on development of a nanoviricide that attacks the sialic acid recognition site on both HA and NA (neuraminidase) proteins on the virus surface. This is called “FluCide(™)”. Since then, with further optimization of the ligands, we have achieved extremely high effectiveness levels with our FluCide nanoviricide drug candidate. This has allowed us to combine all three anti-influenza programs into a single FluCide program. FluCide is expected to be highly effective against all influenzas, from the most severe forms of influenza including bird flu H5N1 variants, highly pathogenic avian influenza viruses (HPAI), novel epidemic influenzas such as the recent H1N1 A/2009/“Swine Flu”, to the less severe seasonal and common influenzas. We believe that dosage modification is all that would be necessary to combat different types of influenzas. Given that we have not seen dose-limiting toxicities yet, we believe it is possible to develop a single, highly effective, nanoviricide drug against all influenzas.

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

Four different nanoviricides were selected on the basis of the statistical test called the p-value, (explained below). The p-values for these four compounds were p<.003 which meant that there was a high statistical probability that these results were due to the effect of the test nanoviricides and not due to chance. Thus the “null hypothesis” is rejected and the results can be considered statistically significant.

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

This study clearly indicated that our clinical candidate under the FluCide program, NV-INF-1, should be highly effective in the treatment of very severe forms of influenza. We anticipate that it will be effective against all strains of influenza viruses, given the broad-spectrum, sialic-acid-mimetic nature of the ligand. We have therefore been able to consolidate our anti-Influenza drug programs into a single drug program against all influenzas, be it common or seasonal influenza, epidemic severe influenza such as H1N1/2009/“Swine Flu”, highly lethal bird flu H5N1, or other influenza virus type/strain. We believe that the same drug would be effective by adjusting the dosage parameters against most if not all forms of influenzas.

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

Currently there are no approved vaccines for the prevention of dengue, nor drugs for treatment of dengue virus infection. The worldwide market size for an effective anti-dengue treatment may be as large as that for Hepatitis C virus treatment, reaching billions of dollars, based on current population exposure data. Dengue, dengue hemorrhagic fever and dengue shock syndrome are emerging as serious global health problems. Dengue is endemic throughout much of the world and now threatens over 3 billion people world-wide or 40% of the world’s population. Because of its world-wide distribution, dengue is considered an emerging threat in the United States. Dengue is officially considered a “neglected tropical disease” by the World Health Organization. Between 100-400 million people are infected by dengue virus every year. Recently, the government of Cali, Columbia declared a dengue emergency because of the number of dengue infections and deaths. Globalization and climate change along with changes in the ecology of the virus-carrying mosquito are accelerating the spread of the virus. Without proper treatment, DHF fatality rates can exceed 20%. (Source: WHO Dengue and dengue hemorrhagic fever Fact Sheet No. 117, March 2009; http://www.who.int/mediacentre/factsheets/fs117/en/ ).

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

These studies appear to be the first ever in which a non-vaccine agent led to a significant population survival extent in rabies-infected mice in any high lethality infection protocol. Two of the three nanoviricides that led to high population survival rates in these studies are being further developed under the RabiCide-ITM project. Further studies are planned.

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

However, it should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative, but not considered confirmative, of the capabilities of the nanoviricides technology’s potential. These results merely lead us to the next step in the development process. They have limited relevance when it comes to the FDA regulatory process. Despite such excellent early results, there is a risk that the nanoviricides may not result in drugs suitable for commercial production.

It must be stressed that the results discussed above were very preliminary and similar results may not be found on retesting. However, further repeat studies will be necessary to substantiate and many validate these results.

In statistics, a result is called significant if it is unlikely to have occurred by chance. “A statistically significant difference” simply means there is statistical evidence that there is a difference; it does not mean the difference is necessarily large, important or significant in the usual sense of the word. For a detailed discussion of the significance of the p-value, please see http://en.wikipedia.org/wiki/P-value ..

In traditional frequentist statistical hypothesis testing, the significance level of a test is the maximum probability, assuming the null hypothesis, that the statistic would be observed. Hence, the significance level is the probability that the null hypothesis will be rejected in error when it is true (a decision known as a Type I error). The significance of a result is also called its p-value; the smaller the p-value, the more significant the result is said to be. Significance is represented by the Greek symbol, α (alpha). Popular levels of significance are 5%, 1% and 0.1%. If a test of significance gives a p-value lower than the α-level, the null hypothesis is rejected. Such results are informally referred to as ’statistically significant’. For example, if someone argues that “there’s only one chance in a thousand this could have happened by coincidence,” they are implying a 0.1% level of statistical significance. The lower the significance level, the stronger is the evidence.

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

Escape Mutants

Escape mutants are a known risk and challenge to any given anti-viral drug. Our plan is to develop new drugs with modified ligands that attack the new attachment sites of the escape mutants. The rationale for this is based on the concept that a nanoviricide drug is constructed from several building blocks. One of these building blocks is the ligand that attaches specifically to the virus. Identifying or creating a new ligand that binds to an escape mutant enables creating a new drug, simply by replacing the ligand part of a drug already known to be reasonably safe and efficacious. The Company’s scientists have developed strategies for identifying and designing such ligands.

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

Economists at Duke University, who proposed the voucher concept in 2006, have calculated that reduction of the FDA approval time from 18 to six months could be worth more than $300 million to a company with a top-selling drug with a net present value close to $3 billion. At this level, the voucher would be expected to offset the substantial investment and risk required for discovery and development of a new treatment for a neglected tropical disease. (David B. Ridley, Henry G. Grabowski and Jeffrey L. Moe, “Developing Drugs For Developing Countries”, Health Affairs, 25, no. 2 (2006): 313-324; doi: 10.1377/hlthaff.25.2.313; © 2006 by Project Hope. and ( http://blogs.cgdev.org/globalhealth/2007/10/fda_priority_review.php ).

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

Development costs charged by TheraCour Pharma, Inc. for the year ended June 30, 2014, 2012 and 2011 were $1,988,046, $2,965,030 and $1,250,901 respectively, and $8,605,050 since inception. As of June 30, 2014, pursuant to its license agreement, the Company has paid a security advance of $546,783 to and held by TheraCour Pharma, Inc., which is reflected in prepaid expenses.

No royalties are due TheraCour from the Company’s inception through June 30, 2014.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 21.44% of the Common Stock of the Company.

TheraCour Pharma, Inc. owns 33,360,000 shares of the Company’s outstanding Common Stock and 7,000,000 shares of the Company’s Series A Preferred Stock, on a pre-reverse-split basis, as of June 30, 2014, corresponding to 9,531,429 shares of common stock and 2,000,000 shares of the Company’s Series A Preferred Stock, on a post-reverse-split basis. The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the TheraCour® technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities.

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

Background: Anti-HIV Drugs - Importance of Reduction in Viremia

In the field of HIV treatment, it is well established that keeping the viremia to a minimum level has significant clinical benefits. Thus, in one clinical study, only 8% of HIV infected patients with a viral load of less than 4350 copies of viral mRNA/uL progressed to full- blown AIDS in 5 years. By contrast, 62% of patients with a viral load of greater than 36,270 copies of mRNA/uL had developed AIDS in the same period (ref 145 from PATH p254). Viremia is significantly controlled with the current state of the art highly active antiretroviral therapies (HAART) against HIV, to the extent of almost undetectable viral load (i.e. less than 50-75 copies of HIV RNA per ml) in many patients. However, this is a dynamic condition, in which the rate of creation of new virus particles is balanced by the rate of their destruction, primarily by the body’s innate defenses. In addition, once an escape mutation occurs, the HAART therapy loses its effectiveness and viral load rises sharply. Similarly, other precipitative events such as a secondary infection can cause progress to the AIDS stage. The AIDS stage is characterized by rapidly rising HIV viral loads (viremia) and, concomitantly, rapidly declining CD4+ T cells (an important component of human immune system). Eventually, the patient dies of complications related to the debilitation of immune response, often by a variety of secondary infections or even neoplasms (cancers) that grow unchecked.

In the very first stage of HIV infection, i.e. immediately after infection, there is a rapid rise in HIV viremia in the first few weeks, called the Acute HIV Syndrome (or Disease). If the body’s immune system then brings the viremia under control, into a dynamic state, it is called “Asymptomatic HIV Disease”. This stage lasts for a median 10 years, and a precipitative event, such as usually a secondary infection, leads to the clinical manifestations of AIDS. During the asymptomatic stage, it is known that the level of the steady state viremia correlates with the future progression of the disease and the life span of the patient.

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

The Company’s Plan of Attacking HIV/AIDS

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

Together, these two drugs in combination with one or more of the existing therapies may result in a “functional cure” for HIV infection. To obtain a complete cure, it will be necessary to eliminate the HIV virus and its genome completely from the body. Eliminating the HIV virus completely would require eliminating it from the “memory cells” - dormant cells inside which the HIV genome remains hidden, and springs to life in a later episode. The current two nanoviricides are not designed to accomplish this task. The Company is currently researching various approaches for impacting the HIV-hiding memory cell population in our march towards a true cure for HIV.

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

Background: Rabies

The current protocol for treatment after exposure to Rabies (known as post-exposure prophylaxis or “P.E.P.”) is highly successful in preventing the disease if administered promptly, within fourteen days after infection. The first step is immediately washing the wound with soap and water, which is very effective at reducing the number of viral particles. In the United States, patients receive one dose of immunoglobulin and five doses of rabies vaccine over a twenty-eight day period. One-half the dose of immunoglobulin is injected in the region of the bite, if possible, with the remainder injected intramuscularly away from the bite. The first dose of rabies vaccine is given as soon as possible after exposure, with additional doses on days three, seven, fourteen, and twenty-eight after the first. Patients that have previously received pre-exposure vaccination do not receive the immunoglobulin, only the post-exposure vaccinations.

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

Products

NanoViricides, Inc. currently has no products for sale.

The following table summarizes NanoViricides active development projects as of June 30, 2014.

Table 1. Products in Development
	Project	Virus	Description	Development Stage
1	Injectable FluCide™ for hospitalized patients	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Advanced Preclinical; Pre-IND Meeting held with US FDA

2	Oral Flucide™ for outpatients	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Advanced Preclinical; Pre-IND Meeting held with US FDA

3.	Nanoviricide against Ebola	Ebola, Marburg	Broad-Spectrum nanoviricide against all strains of Ebola and Marburg filoviruses	Early Preclinical; High Priority due to current epidemic
4.	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical
5.	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical
6.	HerpeCide ™	HSV-1, HSV-2	Herpes “Cold Sores” and Genital Herpes, Topical Cream and Gel Formulations	Preclinical
7.	DengueCide™	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical
8.	RabiCide ™	Rabies	Anti-Rabies nanoviricide	Preclinical; Background Project
9.	HepCCide ™	HCV	Anti-HCV nanoviricide	Project on hold

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

Nanoviricide Eye Drops - We previously undertook a new project and have already designed a ligand, made a nanoviricide drug, and completed successful animal studies that indicate significant preliminary efficacy and safety of a drug candidate against the severe pink eye disease caused by adenoviruses called epidemic kerato-conjunctivitis. We have expanded the indication to include HSV, another cause of viral eye diseases. We designed new broad-spectrum ligands expected to be active against all HSV types and strains, as well as retaining the previously observed activity features against adenoviruses and created new nanoviricide drug candidates. We have already tested these against HSV in cell cultures. Animal model studies against Herpes Keratitis are anticipated after we improve the anti-HSV activity of the drug candidates.

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

Nanoviricide against Ebola/Marburg - Previously our collaboration with USAMRIID for the development of a nanoviricide against Ebola/Marburg has resulted in significantly active drug candidates. We are currently improving these drug candidates. We continue our efforts at obtaining federal funding for this project.

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

Manufacturing of Drugs

Subsequent to our fiscal year ended June 30, 2014, we have decided to purchase the facility in Shelton, CT from Inno-Haven, LLC, a special purpose company formed for the purpose of real estate acquisition and improvements, which has acquired and renovated a light industrial building in Shelton, CT. Inno-Haven is controlled by Dr. Anil R. Diwan. The financing for this acquisition was raised by Dr. Diwan through his personal funds, borrowings, other private investors, and partially through the sale of NanoViricides stock that he has acquired as a founder of NanoViricides, Inc. in accordance with a 10b5-1 trading plan. Inno-Haven has performed total renovation of the facility to enable modern laboratory space and cGMP facilities for the manufacture of the Nanoviricides’ drug candidates. Inno-Haven has raised substantial capital financings for this project. The Board of Directors of NanoViricides, Inc. has unanimously agreed that the purchase of this facility from Inno-Haven is in the best interests of the Company and its shareholders, with Dr. Diwan abstaining from the discussion and voting. This determination was based on the potential lease costs derived in consultations with experts. Inno-Haven has agreed to the sale of the facility to NanoViricides, Inc. The attorneys of the parties are currently drafting the necessary agreements.

The Company intends to manufacture Injectable and Oral FluCide, HIVCide, Nanoviricide Eye Drops, HerpeCide, DengueCide, RabiCide as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities potentially to be owned by the Company. In the event that we cannot secure funding that allows us to establish the necessary facilitiesto manufacture such drugs, we plan to subcontract with third party facilities that have the appropriate capabilities and regulatory licenses to manufacture our drugs and materials on a commercial scale.

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

We expect to acquire a small, commercial-scale manufacturing facility shortly. For our future products, we will need to develop additional manufacturing capabilities and establish additional third party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $1,988,046 and $2,965,030 and $1,250,901for the years ended June 30, 2014, 2012, and 2011, respectively and $8,605,050 since inception through June 30, 2014. No royalties are due or have been paid from inception through June 30, 2014.

TheraCour Pharma, Inc. owns 9,531,429 shares (as adjusted) of the Company’s issued and outstanding shares of common stock and 2,000,000 shares (as adjusted) of our Series A Preferred Stock as of June 30, 2014. Anil Diwan, the Company’s President and Chairman of the Board and Director, owns approximately seventy percent (70%) of the outstanding capital of TheraCour Pharma., Inc.

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

Table 2: Intellectual Property, Patents, and Pending Patents Licensed by the Company

Table 2: Intellectual Property, Patents and Pending Patents Licensed by The Company
	Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
1	US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].
2	PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT U.S. Issuance:May 8, 2012.	October, 2028 (estimated)	Applications are in various prosecution stages. twenty of these have been issued	TheraCour Pharma, Inc. [Exclusive License].
3	PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2027 (estimated)	Applications are in various prosecution stages. Six of these have been issued	TheraCour Pharma, Inc. [Exclusive License].

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

A fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. The counterparts of this patent application, PCT/US06/01820, have so far been issued with substantially similar broad claims in ARIPO, Australia, Canada, China, Europe, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, OAPI, Phillippines, Pakistan, United States, Vietnam, and South Africa. The OAPI regional patent covers Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. The US expiry date is estimated at October, 2028. Other expiry dates range nominally from 2026 to 2028..

Another fundamental patent application is on the antivirals developed using the polymeric micelles, PCT/US2007/001607. The counterparts of this application have so far been issued with substantially broad claims as well, in ARIPO, Australia, China, Japan, Mexico, New Zealand, OAPI, and South Africa. The nominal expiry dates are expected to range from 2027 to 2029.

A total of 28 patents have been issued globally as of September 24, 2014, on the basis of the two international PCT patent families that cover the fundamental aspects of our platform technology. Additional patent grants are expected to continue as the applications progress through prosecution processes.

These patents have nominal expiry dates in 2026 to 2028. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process. Many countries allow up to five years extension for regulatory delays.

No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide before entering human clinical trials. The estimated expiry date for the FluCide patent, if issued, would be no earlier than 2034.

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

Our HCV drugs are at the earliest stage of development. There are a growing number of anti-HCV drugs being sold or are in advanced stages of clinical development. Companies with HCV products or drugs in development include Valeant, Schering, Gilead, Vertex, Intermune, and Achillion, among others.

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

Employees and Service Providers

The Company had six full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour. The Company has subcontracted some of its animal studies to KARD Scientific, Inc. and to government, academic, and private institutions. Some of the Company’s R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2014, we had a cash and cash equivalent balance of $13,923,245. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,299,783 at June 30, 2014. Such losses are expected to continue for the foreseeable future. As a result of recent financing, the Company estimates that it has sufficient cash to support current operations through the next two years, i.e. through June, 2015.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2014, we have a cash and cash equivalent balance of $13,923,245 which combined with the proceeds raised in the offering of $10.33 million after the close of the Company’s year-end, will be sufficient to fund our operations for the next twenty four months at our budgeted rate of expenditures.

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

Until the formation of NanoViricide, Inc. (the Company’s predecessor prior to the reverse merger in 2005) our management and key personnel had no experience in pharmaceutical drug development and, consequently, may not be able to successfully develop any drugs. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

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

We have expended $28,804,060 on research and development from inception through June 30, 2014.

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

The Company will be unable to proceed with its business plan beyond June 30, 2016, without obtaining additional financing of approximately $10-15 million to support its budgeted Research and Development and other costs.

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

If we were to successfully develop approvable drugs, before we can begin selling these drugs, we must obtain regulatory approval of our manufacturing facility and process or the manufacturing facility and process of the third party or parties with whom we may outsource our manufacturing activities. In addition, the manufacture of our products must comply with the FDA’s current Good Manufacturing Practices regulations, commonly known as GMP regulations. The GMP regulations govern quality control and documentation policies and procedures. Our manufacturing facilities, if any in the future and the manufacturing facilities of our third party manufacturers will be continually subject to inspection by the FDA and other state, local and foreign regulatory authorities, before and after product approval. We cannot guarantee that we, or any potential third party manufacturer of our products, will be able to comply with the GMP regulations or other applicable manufacturing regulations.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $8,605,050 since inception through June 30, 2014. No royalties are due to TheraCour from the Company’s inception through June 30, 2014.

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

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board. Both agreements provide a minimum annual base salary of $250,000 for a term of four years. In addition, Dr. Seymour and Dr. Diwan were eligible for an increase in base salary to $275,000 once the Company consummated a financing with gross proceeds of at least $5,000,000. Also, the base salary is eligible to be increased to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan since the Company has been listed on a national stock exchange.

As additional compensation under the employment agreements, the Company issued 71,429 (as adjusted) shares of the Company’s Series A Preferred Stock and shall issue an additional 71,429 (as adjusted) shares of Series A Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development. The employment agreement provides for a term of four years with a base salary of $150,000. In addition, the Company issued 26,786 (as adjusted) shares of Series A Preferred Stock and 35,715 (as adjusted) shares of common stock, and will issue an additional 26,786 (as adjusted) shares of Series A Preferred Stock and 35,715 (as adjusted) shares of common stock on each anniversary date of the agreement.

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

In July 2014, the Compensation Committee of the Board of Directors unanimously agreed that these employment agreements shall continue in effect until new employment agreements become effective.

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

As currently required under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2012. Based on its evaluation, the Company concluded that its internal controls over financial reporting were not effective to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Commission. The material weakness relates to a lack of a functioning audit committee and a lack of outside directors on the Company’s Board. The report of our independent registered public accounting firm for the period ending June 30, 2012 indicated that our internal control over financial reporting was not effective as of June 30, 2012. We expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing, and remediation required to comply with the management certification and auditor attestation requirements.

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

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our Common Stock has fluctuated greatly. If, the market price of the Common Stock is less than $5.00 per share it therefore may be designated as a “penny stock” according to Commission rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

The price of our common stock, as quoted on the NYSE MKT may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	progress of our products through the regulatory process;
•	results of preclinical studies and clinical trials;
•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions for emerging growth and pharmaceutical companies;
•	economic conditions in the United States or abroad;
•	actual or anticipated fluctuations in our operating results;
•	broad market fluctuations; and
•	changes in financial estimates by securities analysts.

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

At June 30, 2014, shareholders of the Company had 15,497,951 shares (as adjusted) of restricted stock, or 33% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company’s continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management’s Discussion and Analysis in this Form 10-K. While the Company currently has no offers to sell its securities to obtain financing, sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management Discussion and Analysis of this Form 10-K.

The Company is authorized to issue up to 85,714,286 total shares of Common Stock on a post-split basis without additional approval by shareholders. As of June 30, 2014, we had approximately 54,620,000 shares of common stock outstanding, warrants and options convertible to 9,422,926 shares of common stock and 3,193,079 shares of Series A Preferred Stock convertible into 11,175,776 shares of Common Stock.

As of September 25, 2013, our common stock is listed on the NYSE MKT national exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2014, 15,131,405 of 53,782,057 issued and outstanding shares (as adjusted) of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144.

Approximately 2,406,207 shares of our restricted shares of common stock (as adjusted) are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate, as such term is defined in Rule 144(a)(1), of the Company and who has satisfied a one-year holding period. Any substantial sale of the Company’s common stock pursuant to Rule 144 may have an adverse effect on the market price of the Company’s shares. This filing will satisfy certain public information requirements necessary for such shares to be sold under Rule 144.

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

The Company signed a Memorandum of Understanding with Inno-Haven, LLC to lease cGMP manufacturing facilities and associated R&D Laboratory facilities from Inno-Haven when it completes the total renovation of the building at 1 Controls Drive in Shelton, CT, to meet our requirements. Inno-Haven is controlled by Dr. Anil R. Diwan, our founder. Dr. Diwan has raised the initial funding for the purchase of the building and its maintenance and repairs through the sale of NanoViricides stock he obtained as a founder, under a 10b5-1 plan that was concluded in 2011, plus additional financing and personal loans obtained from his friends and associates. Inno-Haven has raised substantial additional capital from high net worth private individuals, and anticipates that it will have the full financing for this capital intensive total renovation project shortly. The project is in facility validation phase, after completing construction in June 2014. The manufacturing portion of the facility will eventually have to be registered under the US FDA as a cGMP drug substance manufacturing facility. This will be necessary before cGMP drug substance for human clinical trials can be made in this facility. Internationally, several countries require only a “c-GMP-like” material for human clinical trials, which can be produced in the facility even prior to FDA registration provided that the cGMP facilities and processes are in place, validated, and effective. NanoViricides, Inc. intends to purchase this facility from Inno-Haven, rather than leasing it. Our strong financial position has enabled us to choose the purchase option in lieu of a lease.

ITEM 3: LEGAL PROCEEDINGS.

Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. (Case No. A-12-659535-B)

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, this Second Amended Complaint seeks to compel inspection of the Company’s books and records, seeks injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company will be required to Answer the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company has vigorously defended this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation. The parties to this litigation have determined that it is not in the interest of either party to continue this litigation and had agreed to a settlement of this dispute, subject to dismissal with prejudice of a substantially identical lawsuit initiated by the same plaintiff in The United States District Court for the District of Colorado. On September 11, 2014 a judgement of dismissal was entered by the court in Colorado. Pursuant to the Settlement Agreement, the Settlement Agreement and a proposed Order of Dismissal with Prejudice were submitted to the Nevada District Court for review and dismissal with prejudice. On September 17, 2014 the Nevada District Court dismissed the case with prejudice Upon dismissal of this matter in Nevada, the Company has agreed to reimburse the Plaintiff $150,000 for a portion of its legal fees.

Yidam, Ltd. v. Anil Diwan, Eugene Seymour and Nanoviricides, Inc. (Case No. 1:13-CV-01777).

A Shareholder Derivative complaint was filed in the United States District Court for the District of Colorado on or about July 15, 2013 by the same Plaintiff that has filed the repetitive complaints in the Nevada action as set forth in the preceding paragraph (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and Nanoviricides, Inc.).  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and, if served, the Company intends to defend this action vigorously. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation. On September 11, 2014 an order dismissing the action with prejudice was entered by the court

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock commenced trading on the NYSE MKT on September 25, 2013 under the symbol “NNVC”. The Company’s Common Stock, after the Company became a publicly traded company in May 2005, was initially traded on the Pink Sheets under the symbol NNVC and from June 29, 2007, through September 24, 2013, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years adjusted for the Company’s 3.5 for reverse split which was effective on September 10, 2013. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. Since the Company’s common stock trades sporadically, there is not an established active public market for its common stock. No assurance can be given that an active market will exist for the Company’s common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

June 30, 2014	$3.03	$4.73
March 31, 2014	$2.67	$5.81
December 31, 2013	$4.57	$5.29
September 30, 2013	$2.21	$6.64
June 30, 2013	$1.89	$2.66
March 31, 2013	$1.12	$2.38
December 31, 2012	$1.58	$2.80
September 30, 2012	$1.58	$2.80

Number of Shareholders.

As of June 30, 2014, a total of 53,782,057 shares of the Company’s common stock are outstanding and held by approximately 186 shareholders of record of our common stock. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 38,663,455 shares are unrestricted. Approximately 2,406,207 shares are restricted securities held by non-affiliates, and the remaining 12,725,198 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2014, there were 8,887,211 warrants and 535,714 stock options to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

None.

Recent Sales of Unregistered Securities.

During the fiscal years ended June 30, 2014, 2013, and 2012, the Company issued the following securities exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act. No underwriting or other compensation was paid in connection with these transactions:

For the three months ended June 30, 2014, the Board of Directors authorized the issuance of 177,359 shares of the Company’s Series A Preferred Stock, $0.001 par value, as employee compensation and recognized an expense of $7,524.

For the three months ended June 30, 2014 the Company’s Board of Directors authorized the issuance of 3,178 shares of Common Stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

For the three months ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 10,304 shares of common stock with a restrictive legend for consulting services. The Company recorded an expense of $39,000.

In June, 2014, the Company authorized the issuance of 71,429 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $287,788.

In May, 2014, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,148 shares of Common Stock at $3.16 per share expiring in May, 2018.  These warrants were valued at $26,584 and recorded as consulting expense

For the three months ended March 31, 2014, the Company’s Board of Directors authorized the issuance of 4,988 shares of common stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

For the three months ended March 31, 2014, the Board of Directors authorized the issuance of 20,695 shares of the Company’s Series A Preferred Stock, $0.001 par value, as employee compensation and recognized an expense of $7,524.

In February 2014, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $1.86 per share expiring in February, 2017

On February 1, 2014, the Company authorized the issuance of 571,429 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures.

For the three months ended December 31, 2013, the Company’s Board of Directors authorized the issuance of 4,069 shares of its Common Stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

 In December, 2013 the Board of Directors authorized the issuance of 1,495 shares of the Company’s Series A Preferred Stock, $0.001 par value, as employee compensation and recognized an expense of $26,998.

In December, 2013, the Company issued 7,143 shares of Common Stock with a restrictive legend at $3.50 per share upon the exercise of Warrants.

In November, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of Common Stock at $6.56 per share expiring in November, 2017.  These warrants were valued at $31,552 and recorded as consulting expense.

In October, 2013, the Board of Directors authorized the issuance of 5,117 shares of the Company’s Series A Preferred Stock, $0.001 par value as, employee compensation and recognized an expense of $35,995.

For the three months ended September 30, 2013, the Company’s Board of Directors authorized the issuance of 10,311 shares of Common Stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

For the three months ended September 30, 2013, the Company’s Board of Directors authorized the issuance of 5,501 shares of Common Stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

In September, 2013, the Company’s Board of Directors authorized the issuance of Warrants to Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”) to purchase a total of 58,910 shares of Common Stock at $5.25 per share expiring in September, 2018.  These warrants were valued at $113,696 and recorded as Placement Agents Fees related to the sale of Common Shares and Warrants on September 10, 2013

In August, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 21,000 shares of Common Stock at $5.17 per share expiring in August, 2017.  These warrants were valued at $106,050 and recorded as consulting expense.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 42,979 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $84,960.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 8,520 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $18,750.

In May , 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $2.44 per share expiring in February, 2017.

For the nine months ended March 31, 2013, the Company’s Board of Directors authorized the issuance of 115,042 shares of its common stock with a restrictive legend for consulting services.

For the nine months ended March 31, 2013, the Company’s Board of Directors authorized the issuance of 13,749 shares of its common stock with a restrictive legend for Director services.

In March, 2013, the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements.

In March, 2013, the Company authorized the issuance of 593,750 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements.

In February, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $1.86 per share expiring in February, 2017.

On February 1, 2013, the Company authorized the issuance of 571,429 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures.

In February 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $1.86 per share expiring in February 2017.

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

For the six months ended December 31, 2012, the Company’s Board of Directors authorized the issuance of 64,088 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $42,000.

For the six months ended December 31, 2012, the Company’s Board of Directors authorized the issuance of 9,032 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $5,000.

For the three months ended September 30, 2012, the Company’s Board of Directors authorized the issuance of 30,931 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $18,000.

In August, 2012, the SAB was granted warrants to purchase 60,000 shares of common stock at $0.68 per share expiring in August, 2016. These warrants were valued at $40,800 and recorded as consulting expense.

For the year ended June 30, 2012, the Company’s Board of Directors authorized the issuance of 93,183 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $72,000.

In June 2012, the Company’s Board of Directors authorized the issuance of 10,000 shares of its Series A Preferred stock with a restrictive legend pursuant to a Consulting Agreement.

In June 2012, the Company authorized the issuance of 1,050,000 shares of its Series A Preferred stock $.001 par value with a restrictive legend as additional stock based compensation for successful prosecution of the Company’s Patent applications.

In May, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 60,000 shares of common stock at $0.79 per share expiring in May, 2016.

In March, 2012, the Company authorized the issuance of 593,750 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements.

In March, 2012, the Company authorized the issuance of 250,000 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements.

In February, 2012, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $3.82 per share expiring in February, 2016.

In November, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $3.32 per share expiring in November, 2015.

In August, 2011, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of common stock at $4.94 per share expiring in February, 2015.

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

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

On December 21, 2012, the Company and Seaside 88, L.P. (“Seaside”) whereby Seaside converted 155.6092 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at the purchase price of $1,000.00 per share (the “Purchase Price”) into 357,259 shares of Common Stock at the conversion price of $0.43554, and the Company raised gross proceeds of $2,500,000 before estimated Offering expenses of approximately $175,000, which includes placement agent and attorneys’ fees. The proceeds were used for research and development and other working capital and general business purposes.

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

On September 12, 2013, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 2014 certain of these Unit Holders exercised 75,000 and 25,000 Warrants to respectively purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,750 respectively.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. Upon issuance of the commission warrants , the company recognized costs associated with the sale of securities ( a capital item ) of $113,696 and a corresponding increase in additional paid in capital of $113,696. The proceeds were used for research and development and other working capital and general business purposes.

On January 21, 2014, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $5.25 (“Purchase Price”) per Unit. The price per Unit was equal to a four percent (4%) discount to the 20-day VWAP of the Company’s stock price on January 17, 2014. The exercise price of the Warrant was equal to the closing price of the Company’s stock on January 17, 2014.  Each Unit consisted of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and Sixty-Five Hundredths (65/100) of a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $6.05 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”). The Warrants are exercisable immediately and expire five years after issuance.

On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,206 before estimated expenses of the Offering of approximately $1,200,000, which includes placement agent fees but does not include and attorneys’ fees and other expenses. The Company has used a portion of and intends to use the proceeds for general business purposes and expects that it will be able to accelerate the development of its drug candidate pipeline with this additional funding.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012 and Form S-3MEF (File No. 333-193439).

Thus far, the Company has used a portion of the net proceeds of the offering, and intends to use the balance, for research and development and working capital See also Item 7 Subsequent Events.

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended June 30, 2014. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Years Ended June 30,
	2014	2013	2012	2011	2010
(in thousands, except per share amounts)
Revenues:	–	–	–	–	–

Operating expenses:

Research and development	5,131,523	4,292,909	4,265,933	4,155,846	3,204,885

General and administrative	3,535,849	2,297,470	1,815,816	2,273,609	1,735,066

Total operating expenses	8,667,372	6,590,379	6,081,749	6,429,455	4,939,951

Operating income (Loss)	(8,667,372)	(6,590,379)	(6,081,749)	(6,429,455)	(4,939,951)

Other income (expense):
Interest income	171,001	55,587	46,787	14,339	2,980
Interest Expense	(3,092.550)	(177,038)
Discount on convertible Debentures
Change in Fair market value of securities	(1,948,058)	(1,249,335)	(172,245)	(62,049)	(192,763)

Total other expense, net	(5,439,102)	(2,285,289)	(125,458)	(47,710)	195,743
Loss before income tax expense (benefit)	(14,106,474)	(8,875,667)	(6,207,207)	(6,477,165)	(4,744,208)
Income tax expense (benefit)	-	-	-	-	-
Net loss	$(14,106,474)	$(8,875,667)	$(6,207,207)	$(6,477,165)	$(4,744,208)

Net loss per share (1)	$(.28)	$(0.19)	$(0..15)	$(0.16)	$(0.13)

Weighted average shares outstanding (2)	51,225,818	45,892,549	42,763,481	39,765,976	37,285,138

(1)	See note 2 to the financial statements for information concerning the computation of net loss per share.

Balance Sheets Data:

	Years Ended June 30,
	2014	2012	2011	2010	2009
(in thousands)

Cash and Cash Equivalents	$36,696,892	$13,923,245	$14,274,985	$9,224,023	$6,955,733
Working capital	817,310	598,380	314,174	332,294	501,174
Total assets	44,569,216	16,407,554	15,629,808	10,758,067	8,992,358

Long term liabilities	14,737,271	7,219,718	-	-	-
Accumulated deficit	(52,406,258)	(38,299,783)	(29,424,116)	(23,216,909)	(16,739,743)
Stockholders’ equity	28,604,985	8,009,654	13,850,191	10,170,891	6,518,704

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in (1) the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, “us” and “NNVC” refer to Nanoviricides, Inc., a Nevada corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “NNVC believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of NNVC and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock (See, Item 5). The Company does not currently have any long term debt, other than Series B Convertible Debentures of $6M and the Series C Convertible Debentures of $5Mpresented in the Fiancial Statements and more fully described herein. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

We have finalized a CRADA with Walter Reed Army Institutes of Research (WRAIR) to develop collaboratively antiviral agents against all four types of dengue viruses in April, 2007. Preliminary work has commenced under this CRADA. This CRADA will need to be renegotiated due to changes in funding requirements at WRAIR. The Company has not renewed this agreement.

We have finalized a Materials Transfer Agreement (MTA) with the United States Army Institute of Infectious Diseases (USAMRIID) to develop antiviral agents against Ebola, Marburg and other hemorrhagic viruses in October 2007. Preliminary studies began in February 2008. Certain nanoviricides candidates were found to be highly successful against Ebola virus in pre-clinical cell culture studies. Ebola virus is known to produce, in vivo, a soluble decoy protein that is a portion of its surface glycoprotein. If the nanoviricides that were successful in the in vitro studies bind to the decoy protein portion of the Ebola virus envelope, then we would expect that the nanoviricides would be neutralized in vivo by the decoy protein. We are therefore developing novel ligands that would potentially bind to the Ebola virus glycoprotein portion that is known to be not a part of the decoy protein. The MTA was extended for another year in October, 2009 to continue these studies. The Company has lowered the priority of this program during the recent economic crisis in order to use our resources most effectively.

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

On May 17, 2010, the Company announced that it had signed a research and development agreement with the University of California, San Francisco (UCSF), for the testing of its anti-HIV drug candidates.  Cheryl Stoddart, PhD, Assistant Professor in the UCSF Division of Experimental Medicine, will be the Principal Investigator.  Dr. Stoddart is a recognized investigator in preclinical studies of anti-HIV compounds using the standard SCID-hu Thy/Liv humanized mouse model. In particular, she is well known for her work in validating that this mouse model is capable of accurately predicting clinical antiviral efficacy in humans.  The National Institute of Allergy and Infectious Diseases (NIAID), a division of the National Institutes of Health (NIH), has recognized UCSF as an important site for anti-HIV drug screening studies.  Dr. Stoddart’s in-vivo testing of anti-HIV nanoviricides will complement the Company’s previously announced in-vitro anti-HIV testing that is ongoing at the Southern Research Institute in Frederick, MD. Their expertise is in the testing of oral anti-HIV drugs. They need to implement successfully, protocols for injectable anti-HIV drug testing.  Most recently, the Company’s anti-HIV injectables animal testing was performed by KARD Scientific.

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

In April, 2014, we finalized a Master Services Agreement (MSA) with Public Health England (PHE), UK the British government’s equivalent of the U.S. Centers for Disease Control,. This agreement allows for animal efficacy evaluation of various nanoviricides drug candidates against viruses of mutual interest at the BSL2, BSL3 or BSL4 facilities at PHE-UK as the case may be. Previously, we had signed a Non-Disclosure Agreement with PHE in July 2013. The MSA allows the scientists at Public Health England to develop a specific proposal for the testing of different nanoviricides, such as FluCide™, against viruses of “mutual interest” to both organizations.

In May 2014, we executed a Master Services Agreement with Integrated Biotherapeutics, Inc. (“IBT”), Gaithersberg, MD, a provider of pre-clinical anti-viral evaluation services. We intend to perform certain influenza drug candidate studies at IBT.

We have engaged BASi Toxicology Services of West Lafayette, IN, to perform the IND-enabling safety/toxicology study for our Injectable FluCide drug candidate. Our service contract with BASI was executed in September, 2014, Subsequent to the financial year end.

Subsequent Events.

On July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending September 30, 2014 shall be calculated on a per diem basis from the Closing Date.

The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”) in cash or, at the option of the Holder, a number of shares of the Company’s Common Stock. If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 951,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, and additional interest of 7% per annum for the period from the Closing Date to the Redemption Date.

As additional interest on the Debenture, the Company shall issue 187,000 shares of its restricted Series A Preferred Stock (the “Series A”) to the Holder. Each shares of Series A votes at 9 votes per share. In addition, only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a change of control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects.

The Offering was conducted directly by the Company without the use of a placement agent. Accordingly, no placement agent fees or other commissions were paid by the Company in connection with the Offering.

On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $7,478,292.50. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009, as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired.

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

It should be noted that all of our studies to date were preliminary. Thus, the evidence we have developed is indicative, but not considered confirmative, of the capabilities of the nanoviricides technology’s potential. With the success of these preliminary studies, the Company has decided to perform further pre-clinical studies that validate safety and efficacy of its materials and its various anti-viral drugs. Management intends to use capital and debt financing to enable the completion of these goals.

The Company continued its organizational efforts and has signed or is in the process of obtaining several new agreements and contracts that are expected to have a significant positive impact for us in the near future. In addition, the Company has improved its anti-influenza drug candidates further. The Company has now declared a clinical candidate against influenza. The Company anticipates that this single drug will be effective against all influenza viruses. The Company is developing this drug as an Injectable FluCide for hospitalized, severely ill, patients, and as an Oral FluCide for the rest of the patients. We plan on conducting testing of these two FluCide drugs against a number of different influenza virus strains in the very near future. In addition, the Company has further optimized the ligands for use in its anti-HIV drug program, and continues to optimize the resulting nanoviricides under the HIVCide program. The Company’s DengueCide drug candidate has been designated as an Orphan Drug against Dengue by the US FDA and the European Medicines Agency (EMA). As a result, plan on actively undertaking its further development towards an IND. In addition, we are optimizing the anti-HSV drug candidates in the HerpeCide drug program. In addition, we are developing a nearly “universal”antiviral drug for the viral infections of the external eye, which will be informed by our EKC and HSV drug development activities. The Company is getting closer to realizing large scale production of our drug candidates as needed for the Tox Package studies of the two FluCide drugs. In addition, the Company is also getting closer to realizing a cGMP capable pilot scale manufacturing facility to enable human clinical drug substance manufacture for any of its nanoviricides drug candidates. Thus, the Company has made a significant level of progress and has achieved significant accomplishments this year.

Requirement for Additional Capital

As of June 30, 2014, we have a cash and cash equivalent balance of $36,696,892 which combined with the approximately $12.5M raised through the acceptance of warrant conversion notices, and the Series C debenture to Dr. Boniuk, subsequent to the close of the Company’s year-end, will be sufficient to fund our currently budgeted operations for more than the next twenty four months.

We believe we currently have sufficient funds on hand to take a drug candidate into human clinical trials. We believe we will be pursuing injectable FlucideTM as our first drug candidate for an IND and for initiating human clinical trials. After that, we estimate that we may need approximately an additional $10M to $15M for human clinical development of the oral FluCide and DengueCide drug candidates towards IND filing over the next 36-48 months. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file the corresponding IND applications.

Further, we anticipate incurring additional capital costs in the upcoming eighteen months for the purchase of the 1 Controls Drive, Shelton, CT facility, and for further improvements to this facility, to support an initial new drug application filing with the FDA in accordance with our business plans..

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

5. Purchase of the 1 Controls Drive Facility. While the price has not yet been finalized, we have budgeted approximately $6 million for this purchase, in addition to the approximately $3 million we have provided for the facility renovation project to Inno-Haven in certain cost reimbursements.

6. If and when we initiate human clinical trials for Injectable FluCide, we anticipate approximately $2 million total costs for the Phase I clinical trials, and approximately $5 million for the Phase IIa (virus challenge human efficacy study) clinical trials. In a subsequent year, if Phase I and Phase IIa are successful, we anticipate approximately $10 million for Phase IIb human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that FluCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

We therefore believe that we have sufficient funds in hand to take Injectable FluCide through the initial human clinical trials.

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

We believe that this coming year’s work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Table 3: R&D Cost Allocations
	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012	For the Cumulative Period From May 12, 2005 (Inception) through June 30, 2014
All Influenzas: FluCide™	$2,000,000	$1,300,000	$1,100,000	$7,024,887
EKC-Cide™, other Eye Viral Infections	100,000	100,000	700,000	2,231,557
HIV-Cide™	414,000-	800,000	600,000	4,009,409
Herpes infections	570,000	770,000	570,000	2,424,816
Dengue	600,000	267,000	267,000	1,237,290
Other (Ebola, and other projects)	99,730	100,000	100,000	2,399,668
Unallocated stock compensation	1,347,793	955,909	897,138	3,476,433
Total Research and development	$5,131,523	$4,292,909	$4,234,138	$22,804,060

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Table 4: Drug Development Status

Project 1	Injectable FluCide™ against All Influenzas for Hospitalized Patients
Current status

We have declared a clinical candidate for influenza, NV-INF-1. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, H7N9, H3N2, as well as 2009/H1N1 epidemic virus.  We are now engaging into advanced pre-clinical drug development, or IND-enabling studies.  We are currently performing synthesis scale up studies and the studies required for the Chemistry, Manufacture and Controls section of an IND application. We have performed initial safety/toxicology studies in small animals intended at helping with the design of the full Safety and Toxicology studies (“Tox Package”). We have prepared a first batch of materials for initial tox package studies. We intend to perform full Tox Package Studies when sufficient quantities become availableWe also plan to perform additional animal studies as well as cell culture studies for efficacy of this drug candidate against a limited, unrelated influenza virus subtypes and strains. These studies are required for developing an Investigational New Drug (IND) application to the US FDA.

Nature, timing and estimated costs

The Company had budgeted approximately $1,500,000 for the material development, production and testing of this drug in 2012 and 2013. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $5,000,000 for the initial human clinical trials and associated expenses of this drug candidate. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies and the initial human clinical trials.

Anticipated completion date

Preclinical stage is expected to be completed in 12-18 months, depending upon scheduling with third parties and prioritization of the project. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to achieved in 9 to 12 months After we begin scale up production in the new facility.

Timing of commencement of expected material net cash inflows

If we complete our preclinical studies in the next 12~18 months, and also are able to produce clinical batches at the end of this period, we can expect Phase I and Phase II human clinical trials to be completed at the earliest by 2016-2017. Revenues may occur as a result of licensing the drug to another pharmaceutical partner at this stage. After Phase III clinical trials completion, revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if Flucide is approved for use in other countries or if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval. We anticipate that due to the high priority for our work on Ebola related to the current epidemic, our FluCide project plan may be delayed by an additional 6 to 9 months.

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

Nature, timing and estimated costs

The Company had budgeted approximately $500,000 for the material development, production and testing of this drug in 2012 and 2013. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform SAR, followed by material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $10,000,000 for the initial human clinical trials of this drug candidate.

Anticipated completion date

Preclinical stage is expected to be completed in 24-36 months, depending upon prioritization, scheduling, and external contractor dependencies. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. . The cGMP production capability is expected to be achieved in 9 to 12 months following cGMP production of the injectable FluCide drug candidate.

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

Timing of commencement of expected material net cash inflows

If we complete our preclinical studies in the next 24~30 months, and also are able to produce clinical batches at the end of this period, we can expect Phase I and Phase II human clinical trials to be completed at the earliest by 2017-2018 if we havethis project on fast track. Revenues may occur as a result of licensing the drug to another pharmaceutical partner at this stage. After Phase III clinical trials completion, revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if oral Flucide is approved for use in other countries or if the BARDA authority determines that oral FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval. We anticipate that due to the high priority for our work on Ebola related to the current epidemic, our Oral FluCide project plan may be delayed by an additional 6 to 9 months

Project 3	Nanoviricide Eye Drops for all Viral Infections of the External Eye

Current status	We have developed new, broad-spectrum. ligands that should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures against two different strains of HSV-1, and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. The majority of these viruses are adenoviruses or HSV.

Nature, timing and estimated costs	The Company has budgeted approximately $300,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,500,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 4	HIVCide™, nanoviricide against HIV/AIDS viruses

Current status	HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy. In vitro studies against two different HIV-1 strains were very successful. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2014-2014 to further optimize the drug candidate.

Nature, timing and estimated costs	The Company has budgeted approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $7,000,000. We conduct HIVCide development at a slow pace because of the inherent long nature of these studies, and also because we do not have sufficient funds to dedicate to this project.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 5	HerpeCide™ for Oral and Genital Herpes Cold Sores, “Fever Blisters” and Herpetic Ulcers

Current status	HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream and gel formulations, which may result in two separate drugs. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2014-2014.

Nature, timing and estimated costs	The Company has budgeted approximately $600,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 6	DengueCide™, a nanoviricide against all Dengue viruses

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

The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2014-2014.

Nature, timing and estimated costs	The Company has budgeted approximately $1,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 7	EbolaCide™: Anti-Ebola nanoviricide

Current status	We have restarted the anti-Ebola nanoviricides project due to the recent raging ebola epidemic in West Africa that has become a major global public health threat. We have designed novel ligands based on the cognate receptor of the ebola virus, namely, NPC1. We are currently performing syntheses of the novel nanoviricide candidates for biological testing in cell cultures and small animals.

Nature, timing and estimated costs	The Company has budgeted approximately $500,000 for the internal material development, production and testing of this drug in 2014. These costs are being paid from our available cash balances. If the animal studies are successful, we will attempt to further develop a drug candidate in response to the current Ebola epidemic. We have the manufacturing capacity to produce the necessary quantities of such a drug to respond to the current epidemic. WHO has recently developed guidelines for the use of unapproved drugs and drugs in development in the field in an effort to contain this epidemic. There are currently neither any drug nor any vaccines available for Ebola. Some vaccines as well as drug candidates have entered human clinical trials. However, the ebola virus has been found to mutate rapidly in the field. Thus, the effectiveness in the field of a vaccine or an antibody, siRNA, anti-sense or another conventional drug that the virus can escape by mutations is at present unknown at best. We believe that, if biological testing is successful, a nanoviricide may be deployed in the field under a special protocol due to the special circumstances in order to contain this epidemic..

Anticipated completion date	We do not have a completion date

Timing of commencement of expected material net cash inflows	We cannot project the timing of revenues, if any, from this project. We will continue to seek funding from non-dilutive sources for this project.

Other drug candidates:

Nanoviricides against Rabies, Hepatitis C Virus (HCV), Middle East Respiratory Syndrome human Coronavirus (MERS-CoV), and several other viral diseases are at various early stages of research and development and involve a substantial amount of uncertainty as to the development of these drug candidates. At this time, very little resources have been allocated to these drugs. However should the early studies of any of these drug candidates provide an indication of high efficacy, the corresponding drug candidate will become a full-fledged drug development project and the Company will endeavor to seek additional funding for the necessary drug development work.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application late in our 2014-2015 fiscal year at the earliest, subject to availability of necessary levels of research and development funds. Enabling the cGMP facility has been the major issue for us in the past in our progress towards regulatory filings. We believe that this issue will now be adequately addressed in our 2014-2014 fiscal year, with a kg-scale pilot “cGMP-like” facility becoming available. This work-plan is expected to reduce certain risks of drug development. We believe that this coming year’s work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug (“IND”) application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Management intends to use equity-based and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional financial resources necessary to fund its anticipated obligations beyond the next twenty-four months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services.

Results of Operations

The Company is a development-stage biopharmaceutical company and does not have any revenue for the year ending June 30, 2014.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses increased $ 1,238,379 to $ 3,535,849 for the year ended June 30, 2014, from $2,297,470 for the year ended June 30, 2013. The increase resulted from the Company’s general increase in non-research and development expenditures associated with development of its various drug candidates.

Research and development expenses for the year ended June 30, 2014 increased $838,614 to $ 5,131,523 from 4,292,909 for the year ended June 30, 2013. This increase in the cost of Research and development is largely attributable to the development of additional drug candidates and increased research and development payroll costs.

Research and Development expenses were offset in the amount of $ -0-, $ -0- and $-0-, in the years ended June 30, 2014, 2013 and June 30, 2012, respectively, by a Connecticut Refundable Research and Development Credit.

Other Income (Expenses) – Net Interest income was $171,001 and $55,587 for the years ending June 30, 2014, and 2013, respectively. Net Interest income in 2014 included interest on cash equivalent deposits in an interest-bearing account.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2014, we had estimated cumulative tax benefits resulting from federal net operating loss carry-forwards of approximately $11,104,134 and deferred Research and Development tax credits and other deferred tax credits resulting in a deferred tax benefit of approximately $20,172,664. This amount has been offset by a full valuation allowance.

Net Operating Loss - For the year ended June 30, 2014, the Company had a net loss of $14,106,674, or $ ($0.28) per share (as adjusted) compared to a net loss of $8,875,668, or ($0.19) per share (as adjusted) for the year ending June 30, 2013.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $36,696,892 as of June 30, 2014. On the same date, accounts payable and accrued liabilities outstanding totaled $1,226,960.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $52,406,258 at June 30, 2014.

As of June 30, 2014, we have a cash and cash equivalent balance of $36,696,892. As of the date of the filing, the Company has raised gross proceeds of $5,000,000 through the placement of the Company’s Series C Convertible Debenture on July 2, 2014 and on September 5, 2014 accepted notices to exercise warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $7,478,292.50.The Company estimates that it can support current budgeted operations through June 30, 2016.

While our cash and cash equivalent balance is sufficient for us to continue our operations through June 30, 2016, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting Basis – The Company has not earned any revenue from its planned principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as defined by section 810-10-20 of the FASB Accounting Standards Codification. Among the disclosures required by section 810-10-20 of the FASB Accounting Standards Codification are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of the ASU would not have a material effect on the accompanying financial statements.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

1.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
2.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted. The adoption of the ASU would not have a material effect on the accompanying financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The company has limited operations and is considered to be in the development stage. The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. The Company adopted this guidance from June 30, 2014.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted. The adoption of the ASU would not have a material effect on the accompanying financial statements.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).

The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The amendments of the ASU would not have a material effect on the accompanying financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

On May 13, 2013, the Company appointed Meeta Vyas as its Interim Chief Executive Officer, a seasoned executive with large, public company experience.

In June 2013 the Company appointed Milton Boniuk and Mukund Kulkarni as independent directors and members of the Audit Committee. In addition, previously in June 2012, the Company had appointed Mr. Stanley Glick, CPA, as an independent member of its Board of Directors, and as the Chair of its Audit Committee. Dr. Milton Boniuk and Dr. Mukund Kulkarni joined the Audit Committee upon their appointment as independent members of the Board of Directors.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. The final paragraph of the Auditor’s Report states:

“In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the each of the three fiscal years in the period ended June 30, 2014 and for the period from May 12, 2005 (inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.”

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	55	President; Chairman of the Board
Eugene Seymour, MD, MPH	73	Chief Executive Officer; Director
Stanley Glick, CPA	77	Director, Independent
Mukund S. Kulkarni, MD	66	Director, Independent
Milton Boniuk, MD	81	Director, Independent
Meeta Vyas	55	Chief Financial Officer

The Company’s executive officers and directors are elected Biannually and serve until their term expires.

Eugene Seymour, MD, MPH, age 73, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation that funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master’s degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians. The Company concluded Dr. Seymour’s extensive experience in treating infectious disease and viruses, plus his public company experience, make him an ideal candidate to serve in these capacities.

Anil Diwan, PhD, age 55, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and threePCT international patent applications in various stages of prosecution in a number of countries, and , and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Stanley Glick, CPA, age 77, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2012. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “audit committee Financial Expert. The Company has expanded and enhanced its Board of Directors by the appointment of Stanley Glick CPA, as an independent director. The Company understands that as an SEC-filing company trading on the over-the-counter bulletin-board, the Company is currently not required to appoint independent board members, and is not required to appoint an independent board member financial expert to chair its Audit Committee. However, the Company believes that an independent board member with expertise in financial reporting and management advisory services, chairing the audit committee, would provide additional assurances to the financial community and other users of the Company’s financial statements. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

Mukund S. Kulkarni, MBA, PhD, age 66, has been a Chancellor of Penn State Harrisburg since 2010 where Dr. Kulkarni joined in 1985 as a Professor of Finance in the School of Business Administration. Prior to becoming chancellor, he was senior associate dean for academic affairs from 2006-2010. Prior thereto and from 1996, he served as the director of the School of Business Administration. In addition to his administrative appointment, Dr. Kulkarni holds the rank of professor of finance. Dr. Kulkarni earned his bachelor’s degree from Shivaji University located in Kolhapur, India and master’s degrees from University of Pune located in Pune, India, and an M.B.A. from Marshall University. He also earned a Doctorate in Economics from the University of Kentucky. Dr. Kulkarni is widely published in academic journals and has presented papers at several scholarly conferences. Dr. Kulkarni is an invited lecturer and consultant to several academic institutions in the U.S. and abroad, in addition to state government and nonprofit organizations. Dr. Kulkarni is widely engaged in social and civic activities in and around the Harrisburg region. He is member of several boards of civic and nonprofit organizations including the Harrisburg Regional Chamber of Commerce, United Way of the Capital Region, Modern Transit Partnership, and Asian Indian Americans of Central Pennsylvania, among others. He has delivered lectures and provided consultations to other business schools, government agencies, and non-profit organizations, and he has valuable corporate experience in the commercial banking industry.As a result of his valuable experience in the commercial banking industry and his vast academic background in economics and finance, the Company concluded Dr. Kukarni was qualified to serve as a member of its Board of Directors.

Milton Boniuk, MD, age 81, is an astute and highly successful businessman and entrepreneur, in addition to being an accomplished eye surgeon, educator, and administrator. Dr. Boniuk is a renowned eye surgeon in private practice who specializes in Ocular Oncology and Oculoplastics. He is also the Caroline F. Elles Chair of Ophthalmology at the Alkek Eye Center at the Baylor College of Medicine. Dr. Boniuk has been a long term investor and strong supporter of NanoViricides, Inc. Dr. Boniuk is also well known for his philanthropic endeavors. Most recently, he gave $28.5M to Rice University to establish The Boniuk Institute for the Study and Advancement of Religious Tolerance, following up on a previous $5M gift for this cause. Dr. Boniuk earned his MD at the Dalhousie University, Halifax, Nova Scotia, Canada, followed by an internship at the Victoria General Hospital, Halifax, Nova Scotia, Canada, and Residency at the Center for Ophthalmology, Jefferson Medical College - Wills Eye Hospital, Philadelphia, PA. In addition, he served a Fellowship in Ophthalmic Pathology at the world-renowned Armed Forces Institute of Pathology, Washington, D.C. Dr. Boniuk has made significant contributions in cataract surgery, glaucoma, corneal dystrophies, retinal diseases and surgery. He is a nationally and internationally recognized expert in the pathology and surgical management of orbital and intra-ocular tumors. His description of the ocular pathology of the congenital rubella syndrome in 1967 was a landmark publication. Of note, Dr. Boniuk has made substantial medical contributions in areas that are of great significance to the Company, such as ocular adenoviral infections, that cause epidemic kerato-conjunctivitis (EKC). The Company has developed a drug candidate for EKC infection that was successfully tested in rabbits. These animals serve as a surrogate for the viral disease in human eyes. We concluded Dr. Boniuk’s experience plus business acumen render him qualified to serve as a member of its Board of Directors.

Meeta Vyas, SB, MBA, age 55, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. . Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2014, 2013 and 2012: .

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2014	$275,000	$-	$187,387	-	$-	$462,387
CEO, Director	2013	$275,000		$187,387		$-	$462,387
	2012	$275,000	$—	$267,119	—	$-	$542,119

Anil Diwan	2014	$275,000	$-	$187,387		$-	$462,387
President, Director	2013	$275,000		$187,387		$-	$462,387
	2012	$275,000	$—	$431,486	-	$—	$706,486

Stanley Glick	2014	15,000	—	15,000	—	—	30,000
Director*	2013	11,250	—	11,250	—	—	22,500
Appointed June 22, 2012.	2012	—	—	—	—	—	—

Meeta Vyas, interim CFO	2014	$108,000	—	283,221	—	—	391,221
Appointed May 13, 2013	2013	$12,000	---	9,000			21,000

Mukund Kalkarni Director	2014	$15,000	—	15,000	—	—	30,000
Appointed 6/24/13	2013	$3,750	—	3,750	—	—	7,000

Milton Boniuk Director	2014	$15,000	—	15,000	—	—	30,000
Appointed 5/28/13	2013	$3,750	—	3,750	—	—	7,000

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2013,.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	142,857	-	$0.35	September 26, 2015	—	—	—	—

Anil Diwan, President and Director	285,714	-	$0.35	September 26, 2015	—	—	—	—

Milton Boniuk, MD	-	-	$-	-	—	—	—	—

Mukund Kulkarni	-	-	$-	-	—	—	—	—

Stanley Glick	-	-	$-	-	—	—	—	—

MeetaVyas	-	-	$-	-	—	—	—	—

COMPENSATION OBJECTIVES

We believe that the compensation programs for the Company’s NEOs should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. Our compensation plans are consequently designed to link individual rewards with Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

ELEMENTS OF COMPENSATION

BASE SALARY. All full time executives are paid a base salary. Base salaries for our executives are established based on the scope of their responsibilities, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. However, at this time current total annual compensation is not in line with comparable companies, because our philosophy was to pay modest salaries with no bonus to conserve capital resources for future company growth. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2014, under the March 3, 2010 employment agreements, the Company issued 593,750 shares of the Company’s Series A Preferred Stock and 250,000 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal that may not be realized.

DETERMINATION OF COMPENSATION

The Company’s executive compensation program for the named executive officers (NEOs) is administered by the Board of Directors. The Board of Directors makes independent decisions about all aspects of NEO compensation, and takes into account compensation data and benchmarks for comparable positions and companies in different applicable geographical areas. The Compensation Committee of the Board assists the Board in achieving these objectives.

The Company’s current executives’ compensation program as of the date of this report has been at the same level since 2005. The program is simplistic and is less structured than a more mature corporation. Two of our officers are founders or co-founders of the Company and their ownership in the Company has driven their philosophy to provide modest salaries and no annual bonus. The compensation structure was set to retain capital resources in the Company to further growth.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of June 30, 2014, on a post-reverse-split adjusted basis.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
TheraCour Pharma, Inc.(2)
135 Wood Street
West Haven, CT 06516	9,531,429	17.48%

Anil Diwan (2) (3)
135 Wood Street
West Haven, CT 06516	2,044,918	3.75%

Eugene Seymour (4) 135 Wood Street West Haven, Connecticut 06516	1,721,429	3.16%

Milton Boniuk (5) 135 Wood Street West Haven, CT 06516	937,249	1.79%

MuKund Kulkarni 135 Wood Street West Haven, CT 06516	126,184	0..23%

Stanley Glick 135 Wood Street West Haven, CT 06516	9,805	0.01%

Meeta Vyas (6) 135 Wood Street West Haven, CT 06516	147,021	0.26%

All Directors and Executive Officers as a Group (7 persons)	15,554,215	28.52%

1)            For each shareholder, the calculation of percentage of beneficial ownership is based upon approximately 54,536,000 shares of Common Stock outstanding as of June 30, 2014, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc. Does not include 2,000,000 shares of the Company’s Series A Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(3)            Anil Diwan, President and Chairman of the Board of Directors.  Includes 285,714 shares of common stock issuable upon exercise of options held by Dr. Diwan that are currently exercisable or will become exercisable within 60 days.  Does not include 16,531,429 shares owned by TheraCour Pharma, Inc. (after calculating the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), over which Dr. Diwan holds voting and dispositive power. Does not include 500,000 shares of Series A Preferred Stock which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(4)            Eugene Seymour, Chief Executive Officer and Director. Includes 1,571429 shares of NanoViricides common stock held by Dr. Seymour and 142,857 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days. . Does not include 250,001 shares of the Company’s Series A Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(5)            Milton Boniuk, Independent Member of the Board of Directors. Includes 658,963 shares of common stock and warrants to purchase an additional 542,856 shares of common stock, held by Milton Boniuk and his wife Laurie. Does not include 190,477 shares of common stock held by the Boniuk Charitable Foundation, and 314,286 shares of common stock and warrants to purchase 257,142 shares of common stock currently exercisable held by Boniuk Interests Ltd.  Does not include 952,381 shares of common stock issuable upon conversion of a 10% Coupon Series C Convertible Debenture or 187,000 shares of Series A Preferred Stock held by Milton Boniuk IRA.  Does not include an indeterminate number of shares of common stock issuable upon conversion of debentures held by Boniuk Interests Ltd. Dr. Boniuk holds voting and dispositive power over the Boniuk Charitable Foundation and Boniuk Interests Ltd.

(6)            Includes 26,001 shares held by Connect Capital LLC, over which Ms. Vytas holds voting and dispositive power. Does not include 38,572 shares of Series A Preferred Stock.

EMPLOYMENT AGREEMENTS

On May 30, 2013, the Company and Meeta Vyas, its Interim Chief Financial Officer, agreed that during the term of Ms. Vyas’ service, she will be compensated on the basis of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. Ms. Vyas is married to Anil Diwan, the President and Chairman of the Company.

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board. Both agreements provide a minimum annual base salary of $250,000 for a term of four years. In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000. Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange. The Compensation Committee of the Board of Directors extended the current provisions of these Employment Agreements pending its review of the current industry compensation arrangements and Employment agreements

As additional compensation under the employment agreements, the Company issued 71,429 shares of the Company’s Series A Preferred Stock and shall issue an additional 71,429 shares of Series A Preferred Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development. The employment agreement provides for term of four years with a base salary of $150,000. In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,714 shares of common stock, and will issue an additional 26,786 shares of Series A Preferred Stock and 35,714 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer. The employment agreement provides for term of four years with a base salary of $150,000. In addition, the Company issued 35,714 shares of common stock, and will issue an additional 35,714 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements

COMPENSATION OF DIRECTORS

At this time, directors, who are officers of the Company, receive no remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors. The Company o pays fees to its independent directors for the 2014 fiscal year of $30,000 to each Director, of which half is to be paid in the Company’s common stock .

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly options will be granted on May 15, August 15, November 15, and February 15. The warrants have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. [For the year ended June 30, 2014, the SAB was granted a total of 68,572 stock warrants exercisable into common shares at prices from $ 3.79 to $ 6.56 per share. ]

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On February 1, 2013, Dr. Boniuk and entities over which Dr. Boniuk has voting and dispositive power subscribed for $4,000,000 of the Company’s Unsecured 8% Coupon Series B Convertible Debentures. Subsequent to the reporting period, on September 10, 2013, Dr. Boniuk and entities affiliated to him subscribed to $3,000,000 of the Company’s units issued in a registered direct offering. On June 2, 2014 the Company accepted a subscription from Dr. Boniuk to invest $5,000,000 in the Company’s Series C Convertible Debenture.

On May 13, 2013, Meeta Vyas was appointed its interim Chief Financial Officer. During the term of Ms. Vyas’ service, she will be compensated on the basis of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. Ms. Vyas is married to Anil Diwan, the President and Chairman of the Company.

TheraCour Pharma, Inc.

On May 12, 2005, the Company entered into a Material License Agreement, amended as of January 8, 2007 (the “License”) with TheraCour Pharma, Inc., (“TheraCour”), our largest shareholder. As of the present, TheraCour granted the Company an exclusive license in perpetuity for technologies developed by TheraCour for six virus types: HIV, HCV, Herpes, Rabies, Asian (bird) flu and Influenza. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) to pay the greater of $2,000 or actual costs, for other general and administrative expenses incurred by TheraCour on our behalf; (4) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (5) that TheraCour Pharma, Inc. shall retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such nanomicelles, to be used for the Licensed Products, exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize the nanomicelles to be used for the Licensed product for its own sake or for others; and (6) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License. On February 15, 2010, the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”). Pursuant to the exclusive Additional License Agreement, in consideration for the issuance of 2,000,000 shares of the Company’s Series A Preferred Stock, (the “Series A Preferred”), the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.

Development costs charged by and paid to TheraCour Pharma, Inc. were $2,483,987, $1,988,046, and 2,965,030 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. No royalties are due or have been paid from inception through June 30, 2014.

As of June 30, 2014, TheraCour owns 9,531,429 shares of the Company’s outstanding common stock and 2,000,000 shares of Series A Preferred. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer-Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $314,156, $1,035,983, and $507,500 for the fiscal years ended June 30, 2014, 2013 and 2012 respectively, and $ 3,210,276 since inception. Dr. Menon has resigned as our Chief Regulatory Officer-Consulting, a non-executive officer position, in 2014 due to personal health reasons. Dr. Randall W. Barton, our Chief Scientific Officer, has taken over the duties of Acting Regulatory Officer.

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

June 30, 2014	$112,500	Li and Company, P.C.
June 30, 2013	$109,850	Li and Company, P.C.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

June 30, 2014	$0	Li and Company, P.C.
June 30, 2013	$0	Li and Company, P.C.

We incurred these fees in connection with registration statements and financing transactions. Tax Fees

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2014	$0	Li and Company, P.C.
June 30, 2013	$0	Li and Company, P.C.

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2014	$0	Li and Company, P.C.
June 30, 2013	$0	Li and Company, P.C.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by Li and Company, P.C. All the services performed by Li and Company, P.C. as described above were pre-approved by the Audit Committee.

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

Dated: September 29, 2014

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

September 29, 2014
/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive Officer)

September 29, 2014	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

September 29, 2014	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Interim Chief Financial Officer (Principal Accounting Officer)

September 29, 2014	/s/ Milton Boniuk
Name: Milton Boniuk
Title: Director

September 29, 2014	/s/ Mukund Kulkarni
Name: Mukund Kulkarni
Title: Director

September 29, 2014	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

NanoViricides, Inc.

June 30, 2014 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NanoViricides, Inc.

West Haven, Connecticut

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013 and the results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 29, 2014 expressed an unqualified opinion thereon.

/s/ Li and Company, PC

Skillman, New Jersey

September 29, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NanoViricides, Inc.

West Haven, Connecticut

We have audited the internal control over financial reporting of NanoViricides, Inc. (the “Company”) as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NanoViricides, Inc. has maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NanoViricides, Inc. as of June 30, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 30, 2014, and our report dated September 29, 2014 expressed an unqualified opinion thereon.

/s/ Li and Company, PC

Skillman, New Jersey

September 29, 2014

NanoViricides, Inc.

Balance Sheets

	June 30, 2014	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,696,892	$13,923,245
Prepaid expenses	108,089	51,597
Prepaid expenses - related parties	709,221	546,783
Other current assets	150,000	-

Total Current Assets	37,664,202	14,521,625

PROPERTY AND EQUIPMENT
Property and equipment	6,736,742	1,505,648
Accumulated depreciation	(1,239,986)	(1,036,752)

Property and equipment, net	5,496,756	468,896

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(50,696)	(41,921)

Trademark, net	408,258	417,033

SECURITY DEPOSIT	1,000,000	1,000,000

Total Assets	$44,569,216	$16,407,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$376,446	$263,258
Accounts payable – related parties	758,676	710,567
Accrued expenses	91,838	204,359

Total Current Liabilities	1,226,960	1,178,184
LONG TERM LIABILITIES:
Debentures payable - Series B Net of discount	4,037,568	3,468,073
Derivative liability	5,699,703	3,751,645
Debenture Payable - Series C	5,000,000	-
Total Long Term Liabilities	14,737,271	7,219,718

Total Liabilities	15,964,231	8,397,902

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 3,193,079, and 2,990,000 shares issued and outstanding, respectively	3,194	2,990
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Common stock, $0.001 par value; 85,714,286 shares authorized; 54,620,993, and 47,026,173 shares issued and outstanding, respectively	54,621	47,026
Additional paid-in capital	80,953,428	46,259,420
Accumulated Deficit	(52,406,258)	(38,299,784)

Total Stockholders’ Equity	28,604,985	8,009,652

Total Liabilities and Stockholders’ Equity	$44,569,216	$16,407,554

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Operations

	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year
	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2012

OPERATING EXPENSES
Research and development	$5,131,523	$4,292,909	$4,265,933
General and administrative	3,535,849	2,297,470	1,815,816

Total operating expenses	8,667,372	6,590,379	6,081,749

LOSS FROM OPERATIONS	(8,667,372)	(6,590,379)	(6,081,749)

OTHER INCOME (EXPENSE):
Interest income	171,001	55,587	46,787
Interest Expense	(3,092,550)	(962,535)
Discount on convertible debentures	(569,495)	(129,006)	-
Change in fair market value of derivatives	(1,948,058)	(1,249,335)	(172,245)

Other income (expense), net	(5,439,102)	(2,285,289)	(125,458)

LOSS BEFORE INCOME TAXES	(14,106,474)	(8,875,668)	(6,207,207)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(14,106,474)	$(8,875,668)	$(6,207,207)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.28)	$(0.19)	$(0.15)

Weighted average common shares outstanding
- basic and diluted	51,225,818	45,892,549	42,763,481

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Stockholders’ Equity

For the period from July 1, 2011 through June 30, 2014

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, June 30, 2011	2,347,857	2,348	2,857	3	-	-	41,013,828	41,012	33,344,437	-	(23,216,909)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(2,857)	(3)			-		(7)			(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							-		17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011							-		(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							99	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							-		(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							-		(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							107,943	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							-		68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							1,361	1	5,999			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							-		56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							124,911	125	312			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							-		69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011							-		(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							2,345	2	8,053			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							119,951	120	300			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							-		69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011							-		(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							1,955	2	6,519			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							1,504	2	5,998			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							120,821	121	302			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							-		69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							1,504	2	4,984			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							122,186	122	306			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							-		69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							1,055	-	3,452			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							1,602	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							146,946	147	367			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011							-	-	69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							649	1	1,917			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							41,281	41	103			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011							-	-	17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							146	-	384			384
Dividend to Seaside 88, LP, paid on October 17, 2011							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							1,868	2	5,998			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							-	-	(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							-	-	(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							146,225	146	366			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011							-	-	68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							-	-	56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							165,313	165	414			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011							-	-	68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							2,946	3	7,476			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011							-	-	(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							183,639	184	459			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011							-	-	68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							2,897	3	6,518			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011							-	-	(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							2,107	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							214,661	215	536			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011							-	-	68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							2,514	3	4,983			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011							-	-	(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							227,653	228	570			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011							-	-	68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							1,948	2	3,448			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011							-	-	(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							2,687	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							225,158	225	563			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012							-	-	69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							1,069	1	1,917			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							59,585	60	149			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012							-	-	69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							225	-	384			384
Dividend to Seaside 88, LP, paid on January 24, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							2,962	3	5,997			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012							-	-	(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							204,898	205	512			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012							-	-	68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012							-	-	51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							164,589	165	411			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012							-	-	68,423			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							3,314	3	7,476			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012							-	-	(7,479)			(7,479)
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							2,219	2	5,998			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							71,429	71	181,803			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	169,643	169					-	-	634,239			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							179,511	180	448			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012							-	-	68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							2,926	3	6,518			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012							-	-	(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							181,712	182	454			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012							-	-	68,862			68,862
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							2,232	2	4,984			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012							-	-	(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							2,208	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							188,999	189	472			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012							-	-	69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							1,631	2	3,450			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012							-	-	(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							224,415	224	561			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012							-	-	69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							1,023	1	1,917			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012							-	-	(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							2,728	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							56,673	57	142			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012							-	-	69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012							-	-	47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							215	-	384			384
Dividend to Seaside 88, LP, paid on May 2, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							2,561	3	5,997			6,000
Series A Preferred Shares amendment of valuation arising from Amendment of certificate of Designation on June 26, 2012							-	-	-			-
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					714	1	-	-	2,499,999			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C							-	-	(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012							-	-	(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	2,857	3					-	-	3,284			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							85,278	85	213			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(42)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012							-	-	63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	300,000	300					-	-	344,872			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							2,814	2	5,997			5,999

Net loss for the year ended June 30, 2012							-	-	-		(6,207,207)	(6,207,207)

Balance, June 30, 2012	2,820,357	2,820	-	-	672	1	44,460,629	44,460	43,227,028	-	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							60,685	61	151			212
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(29)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on July 12, 2012							-	-	44,190			44,190
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							5,256	5	9,021			9,026
Dividend to Seaside 88, LP, paid on July 12, 2012							-	-	(9,026)			(9,026)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							77,535	78	193			271
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(37)		-	-	-			-
Derivative Liability - Retirement of Preferred Series B on July 26, 2012							-	-	53,032			53,032
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							5,221	5	8,624			8,629
Dividend to Seaside 88, LP, paid on July 26, 2012							-	-	(8,629)			(8,629)
Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							3,117	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							80,270	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(34)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 8, 2012							-	-	51,555			51,555
Warrants issued to Scientific Advisory Board on August 15, 2012							-	-	40,800			40,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							5,391	5	8,133			8,138
Dividend to Seaside 88, LP, paid on August 8, 2012							-	-	(8,138)			(8,138)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							164,226	164	411			575
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(79)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 23, 2012							-	-	121,054			121,054
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							4,573	5	7,679			7,684
Dividend to Seaside 88, LP, paid on August 23, 2012							-	-	(7,684)			(7,684)
Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							2,956	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							218,039	218	545			763
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(126)	(1)	-	-	-			(1)
Derivative Liability - Retirement of Preferred Series C on September 5, 2012							-	-	236,481			236,481
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							3,279	3	6,622			6,625
Dividend to Seaside 88, LP, paid on September 5, 2012							-	-	(6,625)			(6,625)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							158,096	158	395			553
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(81)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on September 19, 2012							-	-	182,575			182,575
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							2,735	3	4,933			4,936
Dividend to Seaside 88, LP, paid on September 19 2012							-	-	(4,936)			(4,936)
Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							2,765	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							124,526	125	311			436
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(67)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	39,945			39,945
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							2,050	2	3,840			3,842
Dividend to Seaside 88, LP, paid on October 3, 2012							-	-	(3,842)			(3,842)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							89,006	89	223			312
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	28,413			28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							1,586	2	2,946			2,948
Dividend to Seaside 88, LP, paid on October 17, 2012							-	-	(2,948)			(2,948)
Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							4,751	5	9,995			10,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							80,385	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 31, 2012							-	-	24,955			24,955
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							1,280	1	2,312			2,313
Dividend to Seaside 88, LP, paid on October 31, 2012							-	-	(2,313)			(2,313)
Warrants issued to Scientific Advisory Board on November 15, 2012							-	-	34,200			34,200
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							1,092	1	1,755			1,756
Dividend to Seaside 88, LP, paid on November 14, 2012							-	-	(1,756)			(1,756)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							109,470	109	274			383
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on November 14, 2012							-	-	28,407			28,407
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							734	1	1,120			1,121
Dividend to Seaside 88, LP, paid on November 29, 2012							-	-	(1,121)			(1,121)
Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							3,774	4	6,996			7,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							111,628	112	279			391
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(49)		-	-	(1)			(1)
Derivative Liability - Retirement of Preferred Series C on November 29, 2012							-	-	29,302			29,302
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							309	-	468			468
Dividend to Seaside 88, LP, paid on December 13, 2012							-	-	(468)			(468)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							80,680	81	201			282
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(35)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 13, 2012							-	-	20,953			20,953
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					714		-	-	2,541,872			2,541,872
Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012							-	-	(165,000)			(165,000)
Derivative Liability - Issuance of Preferred Series C							-	-	-			-
Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012							-	-	(12,500)			(12,500)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							102,080	102	255			357
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(45)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 21, 2012							-	-	24,686			24,686
Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							4,000	4	6,996			7,000
Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							2,581	3	4,997			5,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							99,998	100	250			350
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on january 4, 2013					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 4, 2013							-	-	22,488			22,488
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on Jamuary 4, 2013							6,259	6	8,986			8,992
Dividend to Seaside 88, LP, paid on January 4,2013							-	-	(8,992)			(8,992)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							110,842	111	277			388
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 17, 2013							-	-	26,329			26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							5,714	6	8,435			8,441
Dividend to Seaside 88, LP, paid on January 17, 2013							-	-	(8,441)			(8,441)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							78,797	79	197			276
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(32)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 31, 2013							-	-	18,502			18,502
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							5,400	5	7,808			7,813
Dividend to Seaside 88, LP, paid on January 31, 2013							-	-	(7,813)			(7,813)
Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							4,082	4	6,996			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	664,926			665,497
Warrants issued to Scientific Advisory Board on February 15, 2013							-	-	31,800			31,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							5,172	5	7,371			7,376
Dividend to Seaside 88, LP, paid on February 14, 2013							-	-	(7,376)			(7,376)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							68,875	69	172			241
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(27)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on February 14, 2014							-	-	15,985			15,985
Redemption of Series C Convertible Preferred on February 26, 2013					(522)			-	(1,714,334)			(1,714,334)
Dividend to Seaside 88, LP, paid on February 26, 2013							-	-	(6,002)			(6,002)
Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							4,348	4	6,996			7,000
Derivative Liability - Redemption of Preferred Series C on February 26, 2013							-	-	42			42
Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							71,428	71	59,929			60,000
Series A Preferred Shares issued for employee stock compensation, March 1, 2013	169,643	170					-	-	444,874			445,044
Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							3,077	3	6,997			7,000
Shares issued to a Director for services rendered at $0.53 per share on March 31, 2013							1,348	2	2,498			2,500
Shares issued for consulting and legal services rendered at $0.48 per share on April 1, 2013							569	1	959			960
Shares issued for consulting and legal services rendered at $0.49 per share on April 30, 2013							3,175	3	6,997			7,000
Warrants issued to Scientific Advisory Board on May 15, 2013							-	-	34,800			34,800
Shares issued for consulting and legal services rendered at $0.46per share on May 31, 2013							3,333	3	6,997			7,000
Shares issued for consulting and legal services rendered at $0.65 per share on June 30, 2013							3,030	3	6,993			6,996
Shares issued for Directors fees at $0.70 pershare on June 30, 2013							4,592	5	11,245			11,250
												-
Net loss								-	-		(8,875,668)	(8,875,668)

Balance, June 30, 2013	2,990,000	2,990	-	-	-	-	47,026,173	47,026	46,259,420	-	(38,299,784)	8,009,652

Shares issued for consulting and legal services rendered at $1.93 per share on July 31, 2013							3,627	4	6,996			7,000
Warrants issued to Scientific Advisory Board on August 15, 2013							-	-	106,050			106,050
Shares issued for consulting and legal services rendered at $2.03 per share on August 31, 2013							3,449	4	6,996			7,000
Common shares and warrants issued in connection with private placement of common stock, September 10, 2013							2,945,428	2,945	10,306,051			10,308,996
Costs associated with sale of Securities									(113,696)			(113,696)
Warrants issued for commissions, September 10, 2013							-	-	113,696			113,696
Placement Agents Fees related to sale of Common shares and Warrants on September 10, 2013							-	-	(618,545)			(618,545)
Common Shares issued to round up fractional shares arising from private placement on September 10,2013							5,940	6	(6)
Common Shares issued in connection with warrant conversion, September 25, 2013							35,357	35	185,589			185,624
Shares issued for consulting and legal services rendered at $2.17 per share on September 30, 2013							3,226	3	6,997			7,000
Shares issued for Directors fees at $2.04 per share on September 30, 2013							5,501	6	11,244			11,250
Series A Preferred Shares issued for employee stock compensation, October 1, 2013	5,025	5						-	35,995			36,000
Shares issued for consulting and legal services rendered at $5.29 per share on October 31, 2013							1,323	1	6,999			7,000
Warrants issued to Scientific Advisory Board on November 15, 2013							-	-	31,552			31,552
Shares issued for consulting and legal services rendered at $5.14 per share on November 30, 2013							1,362	1	6,999			7,000
Common Shares issued in connection with warrant conversion, December 16, 2013							7,143	7	24,993			25,000
Shares issued for consulting and legal services rendered at $5.01 per share on December 31, 2013							1,383	2	6,999			7,001
Shares issued for Directors fees at $5.07 per share on December 31, 2013							2,220	2	11,248			11,250
Common Shares issued in connection with warrant conversion, January 21, 2014							75,000	75	393,675			393,750
Common shares and warrants issued in connection with private placement of common stock, January 24 ,2014							3,815,285	3,815	20,026,392			20,030,207
Costs associated with sale of Securities January 24, 2014									(135,062)			(135,062)
Warrants issued for commissions, January 24, 2014							-	-	135,062			135,062
Placement Agents Fees related to sale of Common shares and Warrants on January 24, 2014							-	-	(1,201,815)			(1,201,815)
Shares issued for consulting and legal services rendered at $5.01 per share on January 31, 2014							1,828	1	6,999			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	2,605,145			2,605,716
Warrants issued to Scientific Advisory Board on February 15, 2014							-	-	30,352			30,352
Shares issued for consulting and legal services rendered at $3.97 per share on February 28, 2014							1,763	2	6,998			7,000
Common Shares issued in connection with warrant conversion, February 6, 2014							25,000	25	131,225			131,250
Rule 16B payment to Additional paid in Capital									83,900			83,900
Shares issued for Directors fees at $5.01 per share on March 31, 2014							2,247	2	11,248			11,250
Shares issued for consulting and legal services rendered at $3.83 per share on March 31, 2014							1,397	2	6,998			7,000
Series A Preferred Shares issued for employee stock compensation, March 31, 2014	20,695	21					-	-	192,020			192,041
Shares issued for consulting and legal services rendered from October 1, 2013 through April1, 2014							2,593	3	11,997			12,000
Series A Preferred Shares issued for employee stock compensation at April 30, 2014	2,572	2					-	-	20,894			20,896
Shares issued for consulting and legal services rendered at $3.25 per share on April 30, 2014							2,769	3	8,997			9,000
Shares issued for consulting and legal services rendered at $3.27 per share on May 31, 2014							2,752	3	8,997			9,000
Series A Preferred Shares issued for employee stock compensation at May 31, 2014	2,572	3					-	-	20,376			20,379
Warrants issued to Scientific Advisory Board on May 15, 2014							-	-	31,895			31,895
Shares issued for consulting and legal services rendered at $4.11 per share at June 30, 2014							2,190	2	8,998			9,000
Series A Preferred Shares issued for employee stock compensation at June 30, 2014	2,572	3					-	-	22,899			22,902
Common shares issued for employee stock compensation at $4.03 per share, June 30, 2014							71,430	72	287,788			287,860
Series A Preferred Shares issued for employee stock compensation at June 30, 2014	169,643	170					-		1,830,626			1,830,796
Shares issued for Directors fees at $4.11 per share on June 30, 2014							3,178	3	11,247			11,250

Net loss								-			(14,106,474)	(14,106,474)

Balance, June 30, 2014	3,193,079	3,194	-	-	-	-	54,620,993	54,621	80,953,428	-	(52,406,258)	28,604,985

See Accompanying Notes to Financial Statements

NanoViricides, Inc.

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year
	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,106,474)	$(8,875,668)	$(6,207,207)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	2,123,017	445,044	982,867
Common shares and warrants issued for services	434,859	163,710	253,873
Common shares issued for interest	2,605,716	665,497
Warrants granted to scientific advisory board	199,849	141,600	211,197
Depreciation	203,234	210,877	210,877
Amortization	8,775	8,774	8,776
Change in fair value of derivative liability	1,948,058	1,249,335	172,251
Amortization of deferred financing expenses	-	-	-
Discount convertible debentures	569,495	-	-
Beneficial conversion feature of convertible debentures	-	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(56,492)	(284,206)	18,120
Prepaid expenses -related parties	(162,438)	-
Other current assets	(150,000)	-
Deferred expenses	-	-	-
Accounts payable - trade	113,188	24,900	158,829
Accounts payable - related parties	48,109	344,886	(97,274)
Accrued expenses	(112,521)	107,479	69,705
Accrued payroll to officers and related payroll tax expense	-	-

NET CASH USED IN OPERATING ACTIVITIES	(6,333,625)	(5,797,772)	(4,217,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security Deposit	-	(1,000,000)
Purchase of property and equipment	(5,231,094)	(64,931)	(23,352)
Purchase of trademark	-	-	(35,200)

NET CASH USED IN INVESTING ACTIVITIES	(5,231,094)	(1,064,931)	(58,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	5,000,000	6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net			7,002,500
Proceeds from issuance of Convertible Preferred Series C stock, net		510,963	2,325,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	28,602,740	-	-
Proceeds from exercise of warrants	735,626	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,338,366	6,510,963	9,327,500

NET CHANGE IN CASH	22,773,647	(351,740)	5,050,962

Cash at beginning of period	13,923,245	14,274,985	9,224,023

Cash at end of period	$36,696,892	$13,923,245	$14,274,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$434,859	$163,710	$253,873
Common stock for interest	2,605,716	665,497
Preferred stock issued as compensation	2,123,017	445,044	982,867
Stock options issued to the officers as compensation	-	-	-
Stock warrants granted to scientific advisory board	199,849	141,600	211,197
Stock warrants granted to brokers	-	-	-
Common stock issued for interest on debentures	-	-	-
Shares of common stock issued in connection with debenture offering	-	-	-
Common stock issued upon conversion of convertible debentures	-	-	-
Common stock issued upon conversion of Series B Preferred Stock			7,920,630
Common stock issued upon conversion of Series C Preferred Stock		3,028,464	298,472
Common stock issued for dividends on Series B Preferred Stock			79,467
Common stock issued for dividends on Series C Preferred Stock		90,108
Debt discount related to beneficial conversion feature of convertible debt		-	-
Stock Warrants issued in connection with Private Placement	-	-	-
Common stock issued for accounts payable	-	-	-
Common stock issued for equipment	-	-	-

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2014 and 2013

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

On February 15, 2010 the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”).  Pursuant to the exclusive Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of three and one half shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends; have no liquidation preference and are not to be amended without the holders approval. The 2,000,000 shares were valued at $7,000.

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

Derivatives and Fair Value of Financial Instruments

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the Series B Convertible Debenture issued January 15, 2013.  Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives as of January 15, 2013.  The Company records the fair value of the preferred stock that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

The Company’s Level 3 financial liabilities consist of the Series B convertible debenture issued January 15, 2013 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2014. The primary assumptions include: projected annual volatility of 92%-95%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of June 30, 2014, the Company’s derivative financial instruments are embedded derivatives associated with certain of the Company’s unsecured convertible debentures. The Company’s Series B convertible debenture issued to five (5) unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability”, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Debentures. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Debentures. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible Debentures have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

 The Series B Convertible Debenture were valued at 6/30/14. The following assumptions were used for the valuation of the embedded derivative:

-	The balance of the Series B Convertible Debenture as of 6/30/14 is $6,000,000 following the interest payment on 6/30/14;

-	The underlying stock price was used as the fair value of the common stock;

-	The stock price increased from $0.9143 to $1.2086 which significantly increased the warrant value with the $1.00 exercise price (from out to in the money);

-	The projected annual volatility was based on the Company historical volatility:

3/31/14	95%
6/30/14	92%

-	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

-	The company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

-	The Holder would automatically convert the interest if the company was not in default;

-	The Holder would automatically convert the debenture at maturity if the registration was effective and the company was not in default.

Derivative Valuation – Additional Redemption and Interest Warrants

The Redemption and Interest Warrants potentially issued were valued as of 6/30/14 (for all scenarios based on the lattice projected stock prices and historical volatility of the company) and the following assumptions were used for the valuation of the derivative:

-	The stock price would fluctuate with the Company projected volatility;

-	The projected volatility curve for each valuation period was based on the historical volatility of the Company (see previous section);

-	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

-	The Holder would exercise the warrant at target prices starting at the greater of 2 times the exercise price or the stock price; and lowering such target as the warrants approached maturity.

-	In this period no warrants were issued or exercised.

Based on these management assumptions, the fair value of the Redemption and Interest Warrants (“Additional Warrants” or “Warrants”) derivative liability as of the projected issuance dates. Redemption Warrants assumed issuance as of the valuation dates and the Interest Warrants scenario valuations assume issuance 1/15/15.

Series B Convertible Debenture	6,000,000	6,000,000

Derivative Value	3,824,987	5,699,703

Mark to Market	(3,752,933)	1,874,716

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2014:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals

Balance, June 30, 2011	17,519	17,519
Total Gains or Losses (realized/unrealized)
Included in Net (Income) Loss	(172,245)	(172,245)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	1,233,424	1,233,424
Transfers in and/or out of Level 3
Balance, June 30, 2012	1,078,698	1,078,698

Total Gains or Losses (realized/unrealized)
Included in Net (Income) Loss	(1,249,335)	(1,249,335)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	3,922,282	3,922,282
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2013	$3,751,645	$3,751,645

Included in Net (Income) Loss	1,948,058	1,948,058
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2014	$5,699,703	$5,699,703

The fair value of the derivatives was $2,735,310 as of January 15, 2013 upon issuance and was $5,699,703 at June 30, 2014.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2014
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities associated with
Series B Convertible Debentures	5,699,703			5,699,703	5,699,703
Total Derivative Liabilities	5,699,703			5,699,703	5,699,703

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

The Company determined that there were no impairments of long-lived assets as of June 30, 2014 or 2013.

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

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended June 30, 2014, 2012, or 2011.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year Ended June 30, 2014	For the Fiscal Year Ended June 30, 2013	For the Fiscal Year Ended June 30, 2012

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.10 per share expiring ten (10) years from the date of issuance	535,714	535,714	535,714

Sub-total: stock options	535,714	535,714	535,714

Warrants

Warrants issued from June 15,2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28,2014	520,286	520,286	520,286

Warrants issued on August 22, 2008 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring February 28,2014	466,486	466,486	466,486

Warrants issued from June 15, 2008 through May 15,2010 to SAB for services with an exercise price from $2.45 to $9.38 per share expiring February 28,2014	211,429	211,429	211,429

Warrants issued on June 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	561,628	568,771	568,771

Warrants issued on September 30, 2009 to investors with an exercise price of $3.50 per share expiring February 28, 2014	1,437,871	1,437,871	1,437,871

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price ranging from $5.15 to $6.34 per share expiring fiscal year ending June 30, 2015	65,714	65,714	65,714

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price ranging from $2.80 to $4.94 per share expiring fiscal year ending June 30, 2016	68,571	68,571

Warrants issued from August 16, 2013 to September 30, 2013 to SAB for services with an exercise price of $5.17 per share expiring fiscal year ending June 30, 2017	68,571	68,571

Warrants issued on September 10, 2013 to investors with an exercise price of $5.25 per share expiring September 10, 2018 less Warrants exercised through March 31, 2014	2,802,928

Warrants issued on August 15, 2013 to SAB for services with an exercise price of $5.17 per share expiring on August 15, 2017	17,143

Warrants issued on September 10, 2013 to Placement Agents as commissions with an exercise price of $5.25 per share expiring September 10, 2018	58,910

Warrants issued on November 15, 2013 to SAB for services with an exercise price of $6.56 per share expiring on November 15, 2017	17,143

Warrants issued on January 24, 2014 to investors with an exercise price of $6.05 per share expiring January 24, 2019	2,479,935

Warrants issued on January 24, 2014 to investors with an exercise price of $6.05 per share expiring January 24, 2019	76,306

Warrants issued on February 14, 2014 to SAB for services with an exercise price of $3.98 per share expiring on February 14, 2018	17,143

Warrants issued on May 15, 2014 to SAB for services with an exercise price of $4.11 per share expiring on May 15, 2018	17148

Sub-total: warrants	8,887,212	3,407,699	3,270,557

Total potentially outstanding dilutive common shares	9,422,926	3,943,413	3,806,271

In addition the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the Debentures is payable in restricted shares of the Company’s $0.001 par value common stock or in warrants, according to the terms of the Debenture.

At June 30, 2014 the estimated number of potentially dilutive shares of the Company’s common stock into which these Debentures can be converted is 1,408,451 based upon the Selling price of the Company’s common stock on June 30, 2014 of $4.26. At June 30, 2014 the estimated number of potentially dilutive shares of the Company’s common stock arising from the payment of a portion of the future interest to be paid on the debentures in common shares or warrants is 1,142,858.

The Company has also issued 3,193,079 of $0.001 par value Convertible Preferred A shares to investors and others. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a change of control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At June 30, 2014 the estimated number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 11,175,776.

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

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of the ASU would not have a material effect on the accompanying financial statements.

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

1.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
2.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted. The adoption of the ASU would not have a material effect on the accompanying financial statements.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The company has limited operations and is considered to be in the development stage. The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. The Company adopted this guidance from June 30, 2014.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Earlier adoption is permitted. The adoption of the ASU would not have a material effect on the accompanying financial statements.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements— Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).

The Update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

This Update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The amendments of the ASU would not have a material effect on the accompanying financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Financial Condition

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2014 and had a net loss and net cash used in operating activities for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2014 the Company had a cash and cash equivalent of $36,696,892.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities.

On February 1, 2013 the Company consummated an offering (the “Offering”) in the aggregate amount of $6,000,000 for its Unsecured 8% Coupon Series B Convertible Debenture (the “Debentures”) to four equity investors comprised of private, family investment offices and a charitable foundation. The Debentures are due on January 31, 2017 (the “Maturity Date”) and are convertible into restricted shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $3.50 per share of Common Stock. Additional interest is to be paid to the subscribers in Common stock of the Company. In accordance with ASC 470-20, the Company separately accounted for the conversion feature and recognized each component of the transaction separately. As a result, the Company recognized a discount on the convertible debenture in the amount of $1,367,655 and reports the face value of the Convertible Debentures net of such discount. The Discount is amortized over the life of the Convertible Debentures which mature on February 1, 2017. The Company recognized the discount as a derivative liability, and in accordance with the ASC, values the derivative liability each reporting period to market. See Note 2- Summary of Significant Accounting Policies - Derivatives and Fair Value of Financial Instruments

On September 12, 2013, post reverse -split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 2014 certain of these Unit Holders exercised 75,000 and 25,000 Warrants to respectively purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,750 respectively.

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

Subsequent to the reporting period the Company on July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenturehad been received by the Company prior to June 30, 2014, the year end reporting period and the Company has reported the said Debenture in these financial statements under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending September 30, 2014 shall be calculated on a per diem basis from the Closing Date.

On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $7,478,292.50. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009, as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired.

Note 4 –Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, Significant shareholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by significant stockholder

InnoHaven, LLC	An entity owned and controlled by significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Fixed Assets

	June 30, 2014	June 30, 2013

During the reporting period, InnoHaven, LLC, acquired fixed assets on behalf of the Company from third party vendors behalf of the Company at 1 Controls Drive, Shelton, Ct	$4,500,000	-

During the reporting Period, Thera Cour Pharma, Inc acquired fixed assets on behalf of the Company from third party vendors	$528,720	-

Account Payable – Related Party

	June 30, 2014	June 30, 2013

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. . In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc on the reporting date was	$758,676	$710,567

The Accounts payable were offset by contractual advances of	$709,221	546,783

Net Account Payable to related party	$49,455	$163,784

Research and Development Costs Paid to Related Parties

	June 30, 2014	June 30, 2013

Development and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. As of June 30, 2014, pursuant to its license agreement, the Company has paid a security advance of $709,221 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. No royalties are due TheraCour from the Company’s inception through June 30, 2014.	$2,611,754	$1,988,046

Long-Term Debentures Payable – Directors

	June 30, 2014	June 30, 2013

On February 1, 2013, the Company raised $4M from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a., an additional interest payable in restricted common stock of 0.33, 0.33, and 0.34 shares in year 1, 2, and 3 respectively, and an additional interest of 0.33 warrants to be issued in the fourth year, per $1 of principal. The warrants are priced at $3.50 and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.	$4,000,000	$4,000,000

Repayments from inception to date	-	-

Remaining balance	4,000,000	4,000,000

Subsequent to the reporting period the Company on July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenture had been received by the Company prior to June 30, 2014, the year end reporting period and the Company has reported the said Debenture in these financial statements under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending September 30, 2014 shall be calculated on a per diem basis from the Closing Date.	5,000,000	5,000,000

Repayments from inception to date	-	-

Remaining balance	5,000,000	5,000,000

	$9,000,000	$9,000,000

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

Note 5 - Concentrations

Vendor purchase concentrations for December 31, 2014 and 2013 are as follows:

	Net Purchases				Accounts Payable
	For the years ended June 30				As of June 30,
	2014		2013		2014		2013
TheraCour Pharma, Inc	3,140,474	36.2%	1,988,046	30.2%	758,676	75.6%	710,567	72.97%
Kard Scientific, Inc.	314,156	3.6%	1,035,983	15.7%	123,570	10.9%	123,132	12.64%
Total	3,454,630	39.9%	3,024,029	45.9%	882,246	77.7%	833,699	85.6%

Note 6 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2014	June 30, 2013

GMP Facility	$3,099,780	$397,407

Office Equipment	30,048	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment	3,605,514	1,076,793

Total Property and Equipment	6,736,742	1,505,648

Less Accumulated Depreciation	(1,239,986)	(1,036,752)
Property and Equipment, Net	$5,496,756	$468,896

Depreciation expense amounted to $203,234, $210,877 and $210,877 for the fiscal year ended June 30, 2014, 2013 and 2012, respectively.

Note 7 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2014	June 30, 2013

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(50,696)	(41,921)
Trademarks and Patents, Net	$408,258	$417,033

Amortization expense amounted to $8,774, $8,776 and $8,774, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Note 8 - Equity Transactions

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

In March, 2012 the Company authorized the issuance of 169,643 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $634,407.

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

In June , 2012, the Company’s Board of Directors authorized the issuance of 2,858 shares of its Series A Preferred stock with a restrictive legend pursuant to a Consulting Agreement and recorded a recorded an expense of $ 3,287.

In June, 2012 the Company authorized the issuance of 300,000 shares of its Series A Preferred stock $.001 par value with a restrictive legend as additional stock based compensation for successful prosecution of the Company’s Patent applications and recorded an expense of $345,172.

For the year ended June 30, 2012, the Company’s Board of Directors authorized the issuance of 26,624 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $72,000.

Fiscal Year Ending June 30, 2013 Transactions

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

In March, 2013, the Company authorized the issuance of 169,643 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $445,044.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 42,979 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $84,960.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 8,520 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $18,750.

Fiscal Year Ending June 30, 2014 Transactions

In accordance with the Company’s reverse stock split on a 1 for 3.5 basis, effective September 10, 2013, the Company filed a Certificate of Change to its Articles of Incorporation pursuant to Section 78.209 of the Nevada Revised Statutes (the “Amendment”) on September 3, 2013. The Amendment effectuated a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”) by simultaneously decreasing the number of the Company’s authorized and outstanding capital stock on a basis of 1 for 3.5 shares (the “Split”). Accordingly, upon effectiveness of the Split, the Company’s authorized capital stock shall consist of (i) 85,714,286 shares of Common Stock and (ii) 5,714,286 blank check preferred shares, par value $0.001 (the “Preferred Stock”), of which approximately 50,028,701 shares of Common Stock and 2,990,000 shares of Preferred Stock were outstanding. All share amounts and per share amounts have been restated to reflect this reverse stock split. In conjunction with the reverse stock split, the Company’s Board of Directors authorized the issuance of 5,940 shares of the Company’s common stock to round up fractional shares resulting from the reverse stock split.

The Company elected to effectuate the Reverse Split in order that the price of the Common Stock qualify for listing on a national securities exchange. The Amendment was unanimously approved by the Board of Directors so that the Common Stock would comply with such listing requirement

On September 9, 2013, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain purchasers (the “Purchasers”), relating to the offering and sale (the “Offering”) of units (“Units”) at the aggregate purchase price of $3.50 (“Purchase Price”) per Unit, consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and a warrant to purchase one share of Common Stock (“Warrant”), issuable upon exercise of the Warrant at the exercise price of $5.25 per share (the “Warrant Shares”, collectively with the Units, Common Stock and Warrant, the “Securities”) The Warrants are exercisable immediately and expire five years after issuance.

On September 12, 2013, post reverse -split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before estimated expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 2014 certain of these Unit Holders exercised 75,000 and 25,000 Warrants to respectively purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,750 respectively.

The Company estimated the relative fair value of the warrants on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

September 9, 2013

Expected life (year)	5

Expected volatility	78.39%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.39%

The estimated relative fair value of the warrants issued in conjunction with the aforesaid offering was $5,684,380 at the date of issuance using the Black-Scholes Option Pricing Model.

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

For the three months ended September 30, 2013, the Company’s Board of Directors authorized the issuance of 10,311 shares of Common Stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

For the three months ended September 30, 2013, the Company’s Board of Directors authorized the issuance of 5,501 shares of Common Stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

In October, 2013, the Board of Directors authorized the issuance of 5,025 shares of the Company’s Series A Preferred Stock, $0.001 par value as, employee compensation and recognized an expense of $35,995.

In November, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,143 shares of Common Stock at $6.56 per share expiring in November, 2017.  These warrants were valued at $31,552 and recorded as consulting expense.

In December, 2013, the Company issued 7,143 shares of Common Stock with a restrictive legend at $3.50 per share upon the exercise of Warrants.

For the three months ended December 31, 2013, the Company’s Board of Directors authorized the issuance of 4,069 shares of its Common Stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

In February, 2014, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,148 shares of Common Stock at $3.32 per share expiring in February, 2018.  These warrants were valued at $30,352 and recorded as consulting expense

For the three months ended March 31, 2014, the Company’s Board of Directors authorized the issuance of 2,247 shares of Common Stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

For the three months ended March 31, 2014, the Company’s Board of Directors authorized the issuance of 4,988 shares of common stock with a restrictive legend for consulting services. The Company recorded an expense of $21,000.

 For the three months ended March 31, 2014, the Board of Directors authorized the issuance of 20,695 shares of the Company’s Series A Preferred Stock, $0.001 par value, as employee compensation and recognized an expense of $192,041.

In May, 2014, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,148 shares of Common Stock at $3.16 per share expiring in May, 2018.  These warrants were valued at $31,895 and recorded as consulting expense.

For the three months ended June 30, 2014 the Company’s Board of Directors authorized the issuance of 3,178 shares of Common Stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

For the three months ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 10,304 shares of common stock with a restrictive legend for consulting services. The Company recorded an expense of $39,000.

For the three months ended June 30, 2014, the Board of Directors authorized the issuance of 177,359 shares of the Company’s Series A Preferred Stock, $0.001 par value, as employee compensation and recognized an expense of $1,894,975.

In June, 2014, the Company authorized the issuance of 71,429 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $297,860.

The Company estimated the relative fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

June 30, 2014

Expected life (year)	4

Expected volatility	78.39%- 98.09%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	.37-1.12%

 The estimated relative fair value of the warrants issued to the Scientific Advisory Board as a whole for the fiscal year ended June 30, 2014 was $199,849 at the date of issuance using the Black-Scholes Option Pricing Model.

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a change of control of the Company. The Company, therefore, estimated the relative fair value of the Preferred A shares granted to various Employees on the date of grant The Preferred Series A shares fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered either by the Company or a Change of Control. The valuations of the Series A Prefered Stock as of 6/30/14 used the following inputs:

a.	The common stock price (post-reverse split) was in the range $2.45 to $3.90;
b.	47,026,173 to 54,614,930 shares outstanding and Series A Preferred shares with 2,572 (post–split 9/10/13) issued monthly ; and 169,644 issued annually to employees .
c.	A 5.36% premium over the common shares for the voting preferences;
d.	54,506,459 to 62,208,499 total voting shares and the monthly shares representing voting rights of 0.042% to 0.484% of the total; and the annual shares representing 1.02% to 2.389% of the total;
e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from 3/1/13 anda restricted term of 3.67 to 2.67 years;
f.	42.87% to 27.11% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 121.97% to 265.70% volatility, 0.37% to 1.62% riskfree rate) applied to the converted common.

Based upon the above assumptions the estimated relative fair value of the preferred shares issued to company employees as a whole as a whole for the fiscal year ended June 30, 2014 was calculated to be $2,123,011. There are no assurances that such estimated fair value represents a market value between a willing buyer and seller

Note 9 - Stock Options and Warrants

Stock Options

The following table presents the combined activity of stock options issued for the years ended June 30, as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value at Issuance ($)
Outstanding at June 30, 2011	535,715	0.35	4.24	439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2012	535,715	0.35	3.23	439,286
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2013	535,715	0.35	2.23	1,521,429
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2014	535,715	0.35	1.23	2,094,643

As of June 30, 2014 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2011	3,263,415	4.095	0.95	-
Granted	68,572	3.71	2.50	-
Exercised		-	-	-
Expired		-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2012	3,331,987	4.06	1.69	-
Granted	68,572	2.17	3.51	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2013	3,400,559	4.025	0.86	134,559
Granted	5,629,152	5.63	4..37	-
Exercised	142,500	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
				-

Outstanding at June 30, 2014	8,887,211,	5.01	2.78	2,278,458

Of the above warrants, ; 3,263,414 expire in fiscal year ending June 30, 2015; and 68,572 expire in fiscal year ended June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 127,487 in fiscal year ending June 30,2018; 5,359,169 in fiscal year ending June 30, 2019.

Note 10 - Income Tax Provision

Deferred Tax Assets

Deferred tax assets arise from the temporary differences between financial statements and income tax recognition of net operating losses. The current net operating loss carry-forwards will begin to expire in the year 2034 if not utilized. Utilization of the Company’s net operating loss carry-forwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382. As of June 30, 2014 the Company accumulated a tax loss of $33,238,766, resulting in a deferred tax benefit of approximately $20,172,664, which has been offset by a full valuation allowance.

The following is reconciliation of income tax expense (benefit):

	June 30, 2014	June 30, 2013	June 30, 2012
Net operating loss carry-forwards	$11,104,134	$6,845,928	$4,283,519
Research and development credit	6,851,851	5,390,274	2,764,875
Other	2,216,680	1,796,031	1,701,915
Gross deferred tax assets	20,172,664	14,032,233	8,750,309
Valuation allowances	(20,172,664)	(14,032,233)	(8,750,309)
Deferred tax assets, net	$-	$-	$-

During the fiscal year ended June 30, 2014, 2013 and 2012, the valuation allowance increased by $6,140,431, $5,281,924, and $2,206,785, respectively.

During the fiscal years ended on June 30, 2014, 2013, and 2012 the Company recognized no refundable Research and Development tax credit.

Note 11 – Credit Risk

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 12 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired in February 28, 2011, and is now on a month-by-month basis.

Total rent expense amounted to $104,340, $102,030 and $110,633 for the fiscal year ended June 30, 2014, 2013 and 2012, respectively.

Litigation

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations. We record an accrual for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations we evaluate, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, the Second Amended Complaint sought to compel inspection of the Company’s books and records, sought injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Second Amended Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company filed its answer to the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company has vigorously defended this lawsuit. Specific monetary damages have not been claimed and as a result no accrual has been made in relation to this litigation In June, 2014 the parties agreed to mediation of the matters in dispute. The parties to this litigation have determined that it is not in the interest of either party to continue this litigation and had agreed to a settlement of this dispute, subject to dismissal with prejudice of a substantially identical lawsuit initiated by the same plaintiff in The United States District Court for the District of Colorado. On September 11, 2014 a judgement of dismissal was entered by the court in Colorado. Pursuant to the Settlement Agreement, the Settlement Agreement and a proposed Order of Dismissal with Prejudice were submitted to the Nevada District Court for review and dismissal with prejudice. On September 17, 2014 the Nevada District Court dismissed the case with prejudice Upon dismissal of this matter in Nevada, the Company has agreed to reimburse the Plaintiff for $150,000 of its legal fees.

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraph (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.)filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado.  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default had been filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and the Company intends to defend this action vigorously. The Company has moved the District Court to dismiss the action in its entirety. Though consequential and punitive damages are claimed, no facts have been submitted to support such claim. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation. On September 11, 2014 an order dismissing the action with prejudice was entered by the court

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Officers’ Compensation

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board.  Both agreements provided a minimum annual base salary of $250,000 for a term of four (4) years. In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange.

As additional compensation under the employment agreements, the Company issued 71,429 shares of the Company’s Series A Preferred Stock and issued an additional 71,429 shares of Series A Preferred Stock on each anniversary of the respective employment agreements. The Compensation Committee of the Board of Directors extended the current provisions of these Employment Agreements pending its review of the current industry compensation arrangements and Employment agreements

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock, and issued an additional 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock, and issued an additional 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements

On May 30, 2013, the Company entered into an Employment Agreement with Meeta Vyas to serve as its Interim Chief Financial Officer.  The employment agreement provides for a base salary of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis.

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

Note 13 - Subsequent Events

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

1.	Subsequent to the reporting period the Company on July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenturehad been received by the Company prior to June 30, 2014, the year end reporting period and the Company has reported the said Debenture in these financial statements under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending September 30, 2014 shall be calculated on a per diem basis from the Closing Date.

The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”) in cash or, at the option of the Holder, a number of shares of the Company’s Common Stock. If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 951,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, and additional interest of 7% per annum for the period from the Closing Date to the Redemption Date.

As additional interest on the Debenture, the Company shall issue 187,000 shares of its restricted Series A Preferred Stock (the “Series A”) to the Holder. Each shares of Series A votes at 9 votes per share. In addition, only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a change of control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects.

The Offering was conducted directly by the Company without the use of a placement agent. Accordingly, no placement agent fees or other commissions were paid by the Company in connection with the Offering.

2.	On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $7,478,292.50. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009, as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired.

