Form 10-Q
period 2014-09-30
NANOVIRICIDES, INC.
filed 2014-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the Company’s Common Stock as of November 14, 2014 was approximately: 57,106,568

NanoViricides, Inc.

FORM 10-Q

Nanoviricides, Inc.

Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,120,652	$36,696,892
Prepaid expenses	59,099	108,089
Prepaid expenses - related parties	424,402	709,221
Other current assets	-	150,000

Total Current Assets	41,604,153	37,664,202

PROPERTY AND EQUIPMENT
Property and equipment	7,299,254	6,736,742
Accumulated depreciation	(1,291,318)	(1,239,986)

Property and equipment, net	6,007,936	5,496,756

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(52,889)	(50,696)

Trademark, net	406,065	408,258

SECURITY DEPOSIT	1,000,000	1,000,000

Total Assets	$49,018,154	$44,569,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,978	$376,446
Accounts payable – related parties	331,448	758,676
Accrued expenses	265,463	91,838

Total Current Liabilities	752,889	1,226,960

Debentures payable - Series B Net of discount	4,195,296	4,037,568
Derivative Liability	3,785,385	5,699,703
Debentures Payable - Series C, Net of discount	3,457,244	5,000,000

Total Long Term Liabilities	11,437,925	14,737,271

Total Liabilities	12,190,814	15,964,231

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated,
3,387,795 and 3,193,079 shares issued and outstanding, respectively	3,389	3,194
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
0, and 0 shares issued and outstanding, respectively	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 85,714,285 shares authorized;
56,535,135 and 54,620,993 shares issued and outstanding, respectively	56,535	54,621
Additional paid-in capital	89,412,744	80,953,428
Accumulated deficit	(52,645,328)	(52,406,258)

Total Stockholders’ Equity	36,827,340	28,604,985

Total Liabilities and Stockholders’ Equity	$49,018,154	$44,569,216

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

OPERATING EXPENSES
Research and development	$811,107	$1,174,221
Refund credit research and development costs	-	-
General and administrative	876,026	714,561

Total operating expenses	1,687,133	1,888,782

LOSS FROM OPERATIONS	(1,687,133)	(1,888,782)

OTHER INCOME (EXPENSE):
Interest income, net	39,323	9,560
Interest expense	(245,000)	(120,986)
Discount on convertible debentures	(260,578)	(135,481)
Beneficial conversion feature of convertible debentures	-	-
Change in fair market value of derivatives	1,914,318	(4,137,091)

Other income (expense), net	1,448,063	(4,383,998)

LOSS BEFORE INCOME TAXES	(239,070)	(6,272,780)

INCOME TAX PROVISION	-	-

NET LOSS	$(239,070)	$(6,272,780)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.004)	$(0.04)

Weighted average common shares outstanding
- basic and diluted	55,576,200	47,672,029

 See accompanying notes to the financial statements

 Nanoviricides, Inc.

 Statements of Cash Flows

 (Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,070)	$(6,272,780)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license		-
Series A Preferred shares issued as compensation	72,980	-
Common shares and warrants issued for services	38,250	32,250
Common shares issued for interest
Warrants granted to scientific advisory board	22,292	106,050
Amortization of deferred compensation		-
Depreciation	51,332	52,719
Amortization	2,193	2,193
Change in fair value of derivative liability	(1,914,318)	4,137,091
Amortization of deferred financing expenses		-
Discount convertible debentures	260,578	135,481
Beneficial conversion feature of convertible debentures		-
Changes in operating assets and liabilities:
Prepaid expenses	48,990	(206,765)
Prepaid expenses - Related parties	284,819
Other current assets	150,000	-
Deferred expenses		-
Accounts payable - trade	(220,468)	144,802
Accounts payable - related parties	(427,228)	429,258
Accrued expenses	173,625	115,253
Accrued payroll to officers and related payroll tax expense		-

NET CASH USED IN OPERATING ACTIVITIES	(1,696,025)	(1,324,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	-	(1,000,000)
Purchase of property and equipment	(562,512)	(2,273,989)
Purchase of trademark	-

NET CASH USED IN INVESTING ACTIVITIES	(562,512)	(3,273,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures
Proceeds from issuance of Convertible Preferred Series B stock, net
Proceeds from issuance of Convertible Preferred Series C stock, net		-
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs		9,690,450
Proceeds from exercise of stock options		-
Proceeds from exercise of warrants	6,682,297	185,624
Collection of stock subscriptions received		-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,682,297	9,876,074

NET CHANGE IN CASH	4,423,760	5,277,637

Cash at beginning of period	36,696,892	13,923,245

Cash at end of period	$41,120,652	$19,200,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$38,250	$32,250
Common stock for interest
Preferred stock issued as compensation	72,980	-
Series A Preferred stock issued as discount on Debentures	1,645,606
Stock options issued to the officers as compensation		-
Stock warrants granted to scientific advisory board	22,292	106,050
Stock warrants granted to brokers		113,696
Common stock issued for interest on debentures		-
Shares of common stock issued in connection with debenture offering		-
Common stock issued upon conversion of convertible debentures		-
Common stock issued upon conversion of Series B Preferred Stock
Common stock issued upon conversion of Series C Preferred Stock		-
Common stock issued for dividends on Series B Preferred Stock
Common stock issued for dividends on Series C Preferred Stock
Debt discount related to beneficial conversion feature of convertible debt		-
Stock Warrants issued in connection with Private Placement		-
Common stock issued for accounts payable		-
Common stock issued for equipment		-

 See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2014 AND 2013

NOTES TO THE FINANCIAL STATEMENTS

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

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour Pharma on  September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus.

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

Thus, at present, the Company has six commercially important drug programs in its pipeline that have shown significant successes in cell culture as well as animal models. In addition, in August 2014, the Company announced that it has restarted our anti-Ebola drug development program, in response to the current Ebola epidemic. The Company’s platform technology enables rapid development of drug candidates against novel infections. The Company believes that it will continue to expand its pipeline as available funds and opportunities permit.

The Company is also working on scaling up production processes, and enabling c-GMP-compliant manufacture of its drug candidates in order to provide clinical supplies for the future human clinical trials of our drug candidates. Construction of the modern, multi-product, state-of-the-art nanomedicines manufacturing facility built for this purpose was completed in July, 2014. Cleaning and Validation, as well as custom equipment fit-outs are in progress at present. The facility was built by Inno-Haven, LLC, a special-purpose company established for this purpose. Inno-Haven is controlled and managed by Dr. Anil Diwan, the Company’s co-founder, President, and Chairman. Inno-haven purchased the building in 1 Controls Drive, Shelton, CT, in August 2011, with personal funds, and loans from family friends, at a time when NanoViricides was unable to support this critical endeavor. With the Company’s improved finances, the Company now intends to purchase this facility from Inno-Haven.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management,   considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 30, 2014.

For a summary of significant accounting policies (which have not changed from June 30, 2014), see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended September 30, 2014	For the Fiscal Year Ended September 30, 2013

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.35 per share expiring ten (10) years from the date of issuance	535,715	535,715

Sub-total: stock options	535,715	535,715

Warrants

Warrants issued from June 15,2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring August 15, 2014	-	513,143

Warrants issued on August 22, 2008 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring August 15, 2014	-	466,486

Warrants issued from June 15, 2008 through May 15, 2010 to SAB for services with an exercise price from $2.45 to $9.38 per share expiring February 28, 2015	211,429	211,429

Warrants issued on June 30, 2009 to investors with an exercise price of $3.50 per share expiring August 15, 2014	-	568,771

Warrants issued on September 30, 2009 to investors with an exercise price of $3.50 per share expiring August 15, 2014	-	1,437,871

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price ranging from $5.15 to $6.34 per share expiring fiscal year ending June 30, 2015	65,714	65,714

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price ranging from $2.80 to $4.94 per share expiring fiscal year ending June 30, 2016	68,571	68,571

Warrants issued from August 16, 2012 to September 30, 2013 to SAB for services with an exercise price of $5.17 per share expiring fiscal year ending June 30, 2017	68,571	68,571

Warrants issued on September 10, 2013 to investors with an exercise price of $5.25 per share expiring September 10, 2018 less Warrants exercised through September 30, 2014	2,810,071	2,910,071

Warrants issued on August 15, 2013 to SAB for services with an exercise price of $5.17 per share expiring on August 15, 2017	17,143	17,143

Warrants issued on September 10, 2013 to Placement Agents as commissions with an exercise price of $5.25 per share expiring September 10, 2018	58,910	58,910

Warrants issued on November 15, 2013 to SAB for services with an exercise price of $6.56 per share expiring on November 15, 2017	17,143

Warrants issued on January 24, 2014 to investors with an exercise price of $6.05 per share expiring January 24, 2019	2,479,935

Warrants issued on January 24, 2014 to investors with an exercise price of $5.25 per share expiring January 24, 2019	76,306

Warrants issued on February 14, 2014 to SAB for services with an exercise price of $3.98 per share expiring on February 14, 2018	17,143

Warrants issued on May 15, 2014 to SAB for services with an exercise price of $4.11 per share expiring on May 15, 2018	17148

Warrants issued on August 15, 2014 to SAB for services with an exercise price of $5.02 per share expiring on August 15, 2018	17,148

Sub-total: warrants	5,925,231	6,386,680

Total potentially outstanding dilutive common shares	6,460,946	6,922,395

In addition the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the Debentures is payable in restricted shares of the Company’s $0.001 par value common stock or in warrants, according to the terms of the Debenture.

At September 30, 2014 the estimated number of potentially dilutive shares of the Company’s common stock into which these Debentures can be converted is 1,960,785 based upon the Selling price of the Company’s common stock on September 30, 2014 of $3.06. At September 30, 2014 the estimated number of potentially dilutive shares of the Company’s common stock arising from the payment of a portion of the future interest to be paid on the debentures in common shares or warrants is 1,142,858.

The Company has also issued 3,387,795 of $0.001 par value Convertible Preferred A shares to investors and others. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a change of control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At September 30, 2014, the estimated number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into, is 11,857,283.

Recently Issued Accounting Pronouncements

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

The company has limited operations and is considered to be in the development stage. The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage. The Company adopted this guidance from June 30, 2014

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

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

Note 3 - Financial Condition

The Company’s financial statements for the interim period ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated from inception.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2014 the Company had cash and cash equivalents of $41,120,652. The Company has sufficient capital to continue its business, at least, through September 30, 2016, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

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

On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise old warrants (See Note 9, below.) for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $7,478,292.50. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009 (the “Old Warrants”), as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired.

As a result of the successful sale of the Company’s Common Shares, management believes that the Company has sufficient cash and cash equivalents to meet its budgeted expenditures through, at least, September 30, 2016 at current rate of expenditures.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a an accumulated deficit of $(52,645,328) at September 30, 2014 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2014 and 2013 and a cash and cash equivalent balance of $41,120,652 at September 30, 2014, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, Significant shareholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by significant stockholder

InnoHaven, LLC	An entity owned and controlled by significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Fixed Assets

	September 30, 2014	June 30, 2014

During the reporting period, InnoHaven, LLC, acquired fixed assets on behalf of the Company from third party vendors behalf of the Company at 1 Controls Drive, Shelton, Ct	$-	$4,500,000

During the reporting Period, Thera Cour Pharma, Inc. acquired fixed assets on behalf of the Company from third party vendors	$110,578	$528,000

Account Payable – Related Party

	September 30, 2014	June 30 , 2014

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. . In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc on the reporting date was	$331,448	$758,676

Research and Development Costs Paid to Related Parties

	September 30, 2014	September 30, 2013

Development and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. As of September 30, 2014, pursuant to its license agreement, the Company has paid a security advance of $424,402 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. No royalties are due TheraCour from the Company’s inception through June 30, 2014.	$769,185	$924,125

Long-Term Debentures Payable – Directors

	September 30, 2014	June 30, 2014

On February 1, 2013, the Company raised $4M from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a., an additional interest payable in restricted common stock of 0.33, 0.33, and 0.34 shares in year 1, 2, and 3 respectively, and an additional interest of 0.33 warrants to be issued in the fourth year, per $1 of principal. The warrants are priced at $3.50 and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.	$4,000,000	$4,000,000

Repayments from inception to date	-	-

Remaining balance	4,000,000	4,000,000

Subsequent to the reporting period the Company on July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenture had been received by the Company prior to June 30, 2014, the year end reporting period and the Company has reported the said Debenture in these financial statements under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending September 30, 2014 has been accrued and will be paid over the remaining life of the Debenture commencing July 1, 2015.	5,000,000	5,000,000

Repayments from inception to date	-	-

Remaining balance	5,000,000	5,000,000

	$9,000,000	$9,000,000

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. (4) we will make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc. (5) and agreed that TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. agreed that it will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others.

Note 5 - Concentrations

Vendor purchase concentrations for September 30, 2014 and 2013 are as follows:

	Net Purchases				Accounts Payable
	For the three months ended September 30,				As of September 30,
	2014		2013		2014		2013

TheraCour Pharma, Inc	769,185	45.6%	924,126	48.9%	331,448	68%	1,139,825	73.6%
Kard Scientific, Inc.	-	0%	247,660	13.1%	123,570	25.4%	246,963	16.0%

Total Purchases	1,687,133	100%	1,888,782	100%	487,426	100%	1,547,883	100%

Note 6 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2014	June 30, 2014

GMP Facility	$3,551,713	$3,099,780

Office Equipment	30,048	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment	3,716,093	3,605,514

Total Property and Equipment	7,299,254	6,736,742

Less Accumulated Depreciation	(1,291,318)	(1,239,986)
Property and Equipment, Net	$6,007,936	$5,496,756

Depreciation expenses for the three months ended September 30, 2014 and 2013 were $51,332 and $52,719, respectively.

Note 7 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2014	June 30, 2014

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(52,889)	(50,696)
Trademarks and Patents, Net	$406,065	$408,258

Amortization expense amounted to $2,193 and 2,193 for the three months ended September 30, 2014, and 2013, respectively.

Note 8 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	September 30, 2014	June 30, 2014
TheraCour Pharma, Inc.	$424,402	$709,221
Prepaid Others	59,099	108,089
	$483,501	$817,310

Note 9 - Equity Transactions

On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise old warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $7,478,292.50. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009, (“old warrants”) as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired.

Unregistered Securities

On July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”).

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 Shares of its Series A Convertible Preferred stock to Dr. Milton Boniuk as additional interest, pursuant to the terms of the Debenture. The Company recognized a charge of $1,645,606 as a discount of the Series C Debenture which will be amortized over the remaining life of the Debenture under the straight line method. For the three months ended September 30, 2014 the Company recognized $102,850 amortization of this discount as a charge to “Discount on convertible debentures”.

In August, 2014, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,148 shares of common stock at $5.02 per share expiring in August, 2018.  These warrants were valued at $22,292 and recorded as consulting expense.

For the three months ended September 30, 2014, the Company’s Board of Directors authorized the issuance of 7,716 shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $72,980.

For the three months ended September 30, 2014, the Company’s Board of Directors authorized the issuance of 2,059 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000.

For the three months ended September 30, 2014, the Company’s Board of Directors authorized the issuance of 2,856 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

The Company estimated the relative fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

August 15, 2014

Expected life (year)	4

Expected volatility	91.68%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.2%

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a change of control of the Company. The Company, therefore, estimated the relative fair value of the Preferred A shares granted to various Employees on the date of grant. The Preferred Series A shares fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered either by the Company or a Change of Control. The valuations of the Series A Preferred Stock as of 9/30/14 used the following inputs:

a.	The common stock price (post-reverse split) was in the range $3.90 to $4.16;

b.	54,614,930 to 56,450,000 shares outstanding and Series A Preferred shares with 2,572 (post–split 9/10/13) issued monthly ;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	63,899,777 to 65,193,001 total voting shares and the monthly shares representing voting rights of 2.425% to 2.448% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from 3/1/13 and a remaining restricted term of 2.59 to 2.42 years;

f.	35.53% to 31.95% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 87.68% to 91.87% volatility, 0.47% to 0.58% risk free rate) applied to the converted common.

Note 10 - Stock Options and Warrants

Stock Options

In September 2005, 142,857 stock options were granted to Eugene Seymour, our CEO under an employment agreement.  Of these options, 71,429 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vested annually on January 1, 2007 and 2008 in two  equal amounts.

In September 2005, 285,715 stock options were granted to Anil Diwan, our Chairman and President under an employment agreement.  Of these options, 95,238 were vested immediately and are exercisable from September 2005 until September, 2015, and the remaining options vested annually on January 1, 2007 and January 1, 2008 in two equal amounts.

In September 2005, 142,857 stock options were granted to Leo Ehrlich, our former CFO under an employment agreement. Of these options, 71,429 were vested immediately and are exercisable from September 2005 until September 2015, and the remaining options vest annually in two equal amounts.   On May 16, 2007, Leo Ehrlich resigned as the Company’s Chief Financial Officer. At time of his resignation 107,143 options were vested and are exercisable from September 2005 until September 2015. The remaining options were forfeited.

The Company has accounted for these options granted to officers under the provisions of paragraph 718-10-30 of the FASB Accounting Standards Codification” and after giving effect to the 3.5 to 1 reverse split of September 9, 2013. Based on fair market value of these options, $7,044 was recognized as stock based compensation expense for the years ended June 30, 2009.  For the three months ended September 30, 2014 and 2013, the Company did not record any compensation expense related to these options.

The following table presents the combined activity of stock options issued for the reporting periods ended September 30, 2014 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2014	535,715	0.35	1.23	2,094,643
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at September 30,2014	535,715	0.35	0.98	1,451,780

As of September 30, 2014 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2014	8,894,355	5.01	2.78	2,278,458

Granted	17,148	4.18	3.88	-
Exercised	1,926,656	-	-	-
Expired	1,059,616	-	-	-
Canceled	-	-	-	-
Outstanding at September 30,2014	5,925,231	5.15	3.86	113,571

Of the above warrants, 277,143 expire in fiscal year ending June 30, 2015; and 68,571 expire in fiscal year ended June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 127,487 in fiscal year ending June 30,2018; 5,383,460 in fiscal year ending June 30, 2019.

Note 11 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $26,085 and $26,085 for the three months ended September 30, 2014 and 2013, respectively.

On February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, LLC, a Connecticut Limited Liability Company (“Inno-Haven”), to lease for a four-year term a 18,000 square foot building located at 1 Controls Drive, Shelton, Connecticut (the “Leased Premises”), and for Inno-Haven to initiate renovation of the facility at the Company’s direction. The Company has filled out and completed such renovations as it determined were necessary for its specific use as a laboratory and GMP clean room drug manufacturing. Inno-Haven is controlled by Anil Diwan, the Company’s founder, President and Chairman and controlling shareholder of TheraCour Pharma, Inc., the Company’s principal shareholder (“TheraCour”). The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the laboratory and GMP clean room, and which would contain definitive terms regarding rent, taxes, utilities, maintenance and other, similar items. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for shares of its restricted Common Stock, provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The Company shall file a registration statement within ninety (90) days of a closing of a Loan (a “Closing”) to cover such Registrable Shares and use its best efforts to have such registration statement declared effective no later than one hundred eighty (180) days following the Closing, and keep such registration statement effective until the termination of the respective collateral agreement, upon request to do so by Inno-Haven. The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral.

On February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013, The Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. The value of the Collateral Shares shall be determined every three months and, in the event that the current number of shares of the Common Stock is less than $1,000,000, Inno-Haven may deposit, and the Company shall register, additional shares to equal the aforesaid $1,000,000. Alternatively, Inno-Haven may deposit cash equal to the difference between $1,000,000 and the value of the Collateral Shares. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral. As of September 30, 2014, the Company has utilized approximately $4.5 million for specific fixtures and improvements it required for the new laboratory and cGMP facilities.

No lease agreement has been perfected with Inno-Haven to date. The Company engaged external consultants to help determine whether to lease this facility or to purchase it outright from Inno-Haven. Subsequently, the Company’s Board of Directors has authorized the acquisition of 1 Controls Drive from Inno-Haven in an amount equal to its costs in acquiring and fitting out 1 Controls Drive on the Company’s behalf.

Total rent expense paid to Inno-Haven during this period amounted to $-0- for the Three months ended September 30, 2014 and $-0- since February 11, 2013.

Legal Proceedings

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, the Second Amended Complaint sought to compel inspection of the Company’s books and records, sought injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Second Amended Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company filed its answer to the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company has vigorously defended this lawsuit. Following cross-motions for summary judgment and certain discovery as limited by the court, the parties engaged in a settlement conference in March 2014, at which time an agreement was reached resolving the parties’ disputes in this matter. Pursuant to the Settlement Agreement, the Company deposited $150,000 with its attorney to be released to reimburse the Plaintiff for a portion of its litigation expenses. However, disagreements later arose regarding the negotiated resolution, precipitating, among other things, the Company’s application for court intervention and repeated status hearings. Final settlement documents were fully exchanged on September 11, 2014. Upon the Plaintiff’s compliance with the terms of the Settlement Agreement, the Company authorized counsel to release the reimbursement amount to the Plaintiff. An order dismissing the foregoing lawsuit was entered on September 16, 2014.

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraphs (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.) filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado.  The Plaintiff asserted the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default was filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demanded an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims had no merit and defended this action vigorously. The Company moved the District Court to dismiss the action in its entirety. No facts have been submitted to support the claimed vague consequential and punitive damages. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation. The action was settled and dismissed with prejudice pursuant to the Settlement Agreement in the above referenced Nevada action. Similarly, upon the Plaintiff’s compliance with the terms of the Settlement Agreement, the Company authorized counsel to release the reimbursement amount to the Plaintiff. An order dismissing the foregoing lawsuit was entered on September 16, 2014.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Note 12 - Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that the following reportable subsequent event is required to be disclosed:

On October 31, 2014, the Company filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “Commission”).  The Registration Statement is a “universal” shelf registration statement for the registration of up to $50 million of our common stock, preferred stock, warrants, debt securities and units comprised of any or all of such securities.  If and when the Registration Statement is declared effective, the Company will be able to offer and sell, from time to time, up to $50 million of securities, including shares of the Company’s common stock and preferred stock, debt securities, warrants, and units, the terms of which will be described in prospectus supplements filed with the Commission, as applicable.  Such securities may not be sold, nor may offers to buy be accepted, until the Registration Statement is declared effective by the Commission.

PART I

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, “us” and “NNVC” refer to NanoViricides, Inc., a Nevada corporation.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

We are very happy to report that NanoViricides has won the prestigious “IAIR Award” in 2014 as the “Best North American Company for Leadership in the Nanomedicine Sector”. These awards are given by the IAIR Group. IAIR (International Alternative Investment Review) is a publication of EDITRICE LE FONTI® SRL, Milan, Italy. In addition, Anil R. Diwan, Ph.D., President, Chairman, and co-Founder of the Company was recognized as the “2014 Researcher of the Year” by BusinessNewHaven, a business journal, and the New Haven magazine, that serve the State of Connecticut. We are pleased with these recognitions and awards that attest to our leadership position in the nanomedicines sector.

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

In August 2014, we announced that we restarted our anti-Ebola drug development program. An Ebola virus epidemic began in western Africa with an index case in December 2013. The epidemic was identified only in March/April 2014, as it began to spread into multiple countries. It has continued to expand rapidly geographically, and also to grow exponentially in spite of the serious efforts by the international community to contain it. As of November 4, 2014, the World Health Organization (WHO) has reported a total of 13,227 suspected cases and 5,285 deaths. The overall case fatality rate is estimated at 71%, based on clinical outcomes (See, Wikipedia article (http://en.wikipedia.org/wiki/Ebola_virus_epidemic_in_West_Africa)). Certain estimates by epidemiologists working with international organizations have projected that the epidemic may continue for another 12 to 18 months before it can be brought under control. This could cause not only major regional devastation, but also a significant global impact. Sporadic cases have occurred elsewhere in the world, including the United States, which were due to persons infected with Ebola virus traveling to other countries. Secondary infections from such patients mainly to health care workers have also occurred. However, these local outbreaks outside of West Africa have been successfully controlled so far with strong case management protocols as well as public health measures, including quarantine.

Currently there are neither any drugs nor vaccines against Ebola, although some vaccines and some drug candidates have advanced into clinical trials. The current epidemic Ebola virus, a Zaire Ebola virus variant, has been shown by to mutate in the field frequently. This raises significant doubts regarding the success of standard antiviral approaches including vaccines, antibodies, antisense technologies, and siRNA approaches. In spite of the mutations, however, the cognate receptor of the virus on the cells and how the virus binds to it does not change. Fortunately, this receptor has now been identified for Ebola virus, as the Niemann-Pick C1 protein (NPC1), a cholesterol transporter whose function is essential for health. An approach of blocking NPC1, similar to the development of maraviroc to block CCR5 and thereby affect HIV/AIDS, is unlikely to be successful, because NPC1 function is essential to human health. In contrast, the nanoviricides approach of attacking the virus by presenting to the virus like a cell membrane studded with the same binding sites which the virus binds to, namely its site on NPC1, shows significant promise. Sufficient structural information has been elucidated recently about Ebola virus-NPC1 interaction that it has become possible for us to develop novel drug candidates against Ebola that the virus is unlikely to escape.

The Company has completed design of several anti-Ebola ligands based on this information as well as additional proprietary information. Anti-Ebola nanoviricide drug candidates based on these novel ligands are currently being synthesized.

In October 2014, the Company announced that it had signed a Cooperative Research and Development Agreement- Material Transfer Agreement (CRADA-MTA) with US Army Medical Research Institute for Infectious Diseases (USAMRIID). USAMRIID will be able to perform cell culture as well as animal testing of the Company’s new anti-Ebola drug candidates under this Agreement. Should a successful candidate be identified, further development towards an Investigational New Drug (IND) Application and clinical studies as well as usage in the field in the current epidemic in West Africa is possible. The World Health Organization (WHO) has recently established guidelines for use of un-licensed novel anti-Ebola drug candidates in the field in an effort to help control the current epidemic.

The Company has the ability to produce requisite large quantities of such a drug candidate in its new cGMP-capable manufacturing facility in Shelton, CT.

We continue to achieve very strong performance in the testing of these drug candidates. All of our biological testing is conducted by third parties.

As part of the advanced IND–enabling development of our Injectable FluCide drug candidate, we have continued to scale up our production processes for both the backbone polymer and the ligands. We have been able to make up to 200g batches in our existing facility. We believe that we will be able to make as much as a few kilograms in a single batch in the new cGMP-capable facility. If the course of treatment of a successful Ebola drug candidate is assumed to be a few grams, we would be able to make as many as a thousand courses of treatment per batch. Our production capacity could thus be responsive to the current requirements for the containment of the Ebola epidemic in West Africa.

Much of our R&D work, until undertaking the Ebola program on a “war footing”, was focused on the IND-enabling development of our anti-influenza drug candidate, Injectable FluCide. We have been actively studying different chemical processes and routes of synthesis of the backbone polymer, the ligand, and the nanoviricide drug itself, which is a chemical conjugate of the two. The objective of these studies is to develop pathways that will allow industrial manufacturing scale production of a well-defined drug substance, so that multiple batches will produce consistent product. Our studies also involve the development of methods of chemical and physical characterization of the materials at various stages in the entire production process. These studies also include performing the syntheses at different scales, and at least sufficiently characterizing the products at different stages to enable decision-making regarding different possible process variations. We are also continuing to develop additional tests that are needed for analyses of samples from animals that will be generated during the safety/toxicology studies, and later in the human clinical trials. Such tests are needed for estimating a drug’s distribution pattern in the body as well as the time profile of the distribution. Such tests are also needed to decipher the metabolic fate of the drug. Since a nanoviricide drug is not a simple small chemical or an antibody, development of these tests is relatively complex, and is taking a significant amount of time. The work on FluCide continues, albeit at a reduced pace, due to the urgency of the anti-Ebola drug development program.

We have been able to produce the Injectable FluCide drug candidate in a batch as large as 200g in our existing facilities at present. We began initial safety/toxicology studies with this batch of material in October, 2014. We have engaged BASi Toxicology Services of West Lafayette, IN, to perform the IND-enabling safety/toxicology study for our Injectable FluCide drug candidate.

Injectable FluCide is our most advanced candidate. This drug candidate has shown extremely high effectiveness in a lethal influenza infection mouse model against two different types of influenza A virus, namely H1N1 and H3N2. The Company believes that this drug should be effective against most if not all influenza A subtypes, and strains, including the novel H7N9 strain. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 (i.e. Injectable FluCide) in the FluCide program in March 2012. The Company obtained valuable advice and is developing this candidate towards an investigational drug application (“IND”) to the US FDA as well as for similar applications to other international regulatory agencies. The Company recently performed a short preliminary non-GLP study designed to guide the planned GLP Safety and Toxicology studies (“Tox Package”) that are required for an IND filing. On October 7, 2013, the Company announced that in this small animal non-GLP safety/toxicology study of NV-INF-1 drug candidate, even at maximum feasible dosage, the drug was well tolerated and that no adverse events were found at study completion. . On December 2, 2013, the Company reported that detailed laboratory analyses of samples from this non-GLP safety and toxicology study showed no overall systemic effects and no direct effects on the primary organs. This includes liver and kidney tissues as well as liver and kidney function. This is important as the liver and kidneys are major organs involved in drug toxicity. In addition, FluCide showed no adverse effects on the lungs from the treated animals. This is very important because the respiratory system is a primary site of influenza virus infection and tissue damage. These strong safety findings were seen at all doses tested, even at the maximum feasible dose (MFD). MFD was much higher than the therapeutic dose range used to treat influenza virus infections in our animal model efficacy studies. FluCide was administered intravenously by tail-vein injections or by infusion in this study. This non-GLP safety/toxicology study was conducted at KARD Scientific in Massachusetts.

These results support the Company’s positive findings in animals that were infected with different influenza A virus strains. In those studies, no safety or toxicology concerns were observed. The Company has previously reported that its FluCide candidate demonstrated extremely high anti-influenza activity in lethal infection animal models using multiple influenza A subtypes. The extremely high anti-influenza activity coupled with the strong safety data were the basis for the selection of this FluCide candidate for further drug development. As previously reported, the results of this study will provide both the basis and focus for the GLP safety and toxicology studies of FluCide that are required for the IND submission to the U.S. FDA. These GLP studies will be performed on both large and small animals at the BASi facility in Indiana. The Company has started certain initial safety/toxicology studies at BASi with the current product in hand. We need to perform further scale up and produce a much larger batch of the drug substance in order to perform the full suite of the safety/toxicology studies. The quantity required for these studies was estimated to be as much 2.5kg or more, because of the strong safety observed in preliminary studies. This scale-up will be performed at the Company’s new cGMP-capable manufacturing facilities in Shelton, CT.

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

The Company is currently performing process development and scale up studies on its FluCide drug candidate in its existing facilities. This activity is comprised of three parts: (a) Scale-up and characterization studies of the selected broad-spectrum anti-influenza ligand in FluCide; (b) Scale-up and characterization of the nanomicelle-forming polymer in FluCide; and (c) Scale-up and characterization of the FluCide resulting from chemical conjugation of the ligand with the nanomicelle. The scale-up studies were necessitated to be performed at this early stage of our drug development because of the extremely high safety of FluCide that resulted in a very large quantity requirement for the GLP Safety/Toxicology studies. The limitations of the current laboratory facilities impose that we produce these materials in multiple batches at present, resulting in extended production and characterization time periods. We were able to perform production of 200g batch in our current facilities. This quantity allowed us to initiate certain safety studies.

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

In addition, the Company has developed a flexible, multi-product, pilot manufacturing facility capable of manufacturing any of its drug candidates in c-GMP compliant manner. Construction of this facility was completed in July, 2014. It is now undergoing cleaning, validation and fit-out for specialized equipment. We have started working in this facility, albeit to a very limited extent. This facility will be able to provide the cGMP-compliant clinical drug substances for its future human clinical studies. (“c-GMP”= current Good Manufacturing Practices, a set of guidelines developed by the US FDA that the manufacture of a drug must adhere to for human clinical trials and future sales. Internationally, there are similar guidelines promoted by local regulatory agencies, and ICH harmonization guidelines promoted by the WHO). A group of private financiers that includes our founder Dr. Anil Diwan acquired an 18,000 sqft building on 4 acres with possibilities for expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for the purpose of acquiring the lab. This building was completely renovated to facilitate setting up a modern cGMP drug substance manufacturing facility with injectable drugs capability, as well as supporting analytical and chemistry laboratory facilities.

We assembled a marquee team of experts to help with the design, engineering, architecture, and construction of this facility. Mr. Andrew Hahn continues to provide overall stewardship for this project. He was formerly Senior Director of Engineering, Pharmaceutical Facilities, Global Engineering, at the Bristol-Myers-Squibb Company Worldwide Medicines Group (BMS). He has almost 30 years of experience in architecture, design and project management in the creation of new and refurbished facilities at Bristol-Myers Squibb Company. Mr. Phil Mader and his firm, MPH Engineering, LLC (“MPH”), continue to help with the overall project management and design engineering of the laboratory and cGMP pilot production facility. Prior to founding MPH, from 2000 to 2007, Phil Mader served as the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”). He was involved in the design, implementation, and commissioning of various biology and chemistry laboratory projects within budget and in a timely manner. Ms. Kathyann Cowles of ID3A, LLC, serves as the Principal Architect. Ms. Cowles, co-founder of Id3A, has over thirty years of experience as a licensed Architect and Senior Project Manager for diverse and complex design and construction projects in the academic, science, technology, corporate and research sectors. This team worked with the expert advice and guidance of the Company’s Scientific Advisor, Dr. Harmon Aronson. Dr. Aronson is a well-known cGMP consultant in the pharmaceutical industry, and was formerly Vice President of Quality Management at Biocraft Laboratories, a company that was acquired by Teva Pharmaceuticals.

We evaluated the lease versus purchase option regarding this facility. We commissioned an independent consultant report to help us with this decision. Based on this report, the Board of Directors has authorized the purchase of this facility. As such, the Company has not entered into a lease of the building as of the date of this report. Inno-Haven, LLC has agreed to sale of the building to the Company for the payment by the Company of all of Inno-Havens costs and expenses in acquiring and constructing the facility. The total costs of Inno-Haven are being determined in order to effect this purchase.

We will need to set up new equipment at this facility and ensure that its performance is adequate. Thereafter we will need to conduct several validation studies and also establish our new laboratories in the new facility. In addition, we will need to set up cGMP compliant systems for working in this new facility. We will need to establish the scaled up manufacturing processes of our drug candidates under cGMP guidelines in this facility. Only after that, the Company will be able to make cGMP-like material using the same processes as c-GMP material but prior to undergoing the FDA registration process. Such c-GMP-like product can be used for clinical batches for human clinical studies in several countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside established contract manufacturers.

In August 2012, we announced that we were successful in developing an anti-influenza drug candidate that was orally effective. We believe this may be the very first targeted nanomedicine that is available via the oral route. Oral availability of FluCide would open up a much larger market than the injectable version. The Company intends to continue to develop the injectable version for hospitalized patients first. For severe, hospitalized cases of influenza, we are developing a concentrated solution that is administered by “piggy-back” incorporation into the standard IV fluid supplement system that is commonly used in hospitalized patients. In addition, we now plan to develop an oral version for out-patients and later also for pediatric patient populations. This oral version will then replace the injectable drug that we were developing for out-patients.

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

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is available. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural, novel viral diseases, such as Ebola, MERS-CoV, SARS-CoV, H7N9 Influenza, and others, will continue to occur. At present, there is no feasible therapeutic intervention for outbreaks of novel viruses, such as the new Ebola virus epidemic, and the MERS coronavirus outbreak reported recently.

In order to enhance our corporate governance and oversight, we added two marquee independent board members to our Board of Directors in May/June, 2013. Dr. Milton Boniuk is the Caroline F. Elles Chair Professor of Ophthalmology, in the Alkek Eye Center at the Baylor College of Medicine, Houston, TX, a practicing ophthalmic surgeon, an astute businessperson, a renowned humanitarian, and a strong investor in and supporter of the Company. Dr. Mukund S. Kulkarni, MBA, PhD, is currently the Chancellor of Penn State University, and continues to be Professor of Finance. Together with Mr. Stanley Glick, Practicing CPA and Chair of our Audit Committee, we now have a majority of independent board members.

We have continued to successfully raise financing. We had previously completed a $6M convertible debentures placement with our prior investors with long positions in February, 2013. In addition, we completed a registered direct offering of approximately $10M on September 9, 2013, after reverse-split of our common stock by a factor of 3.5 old common shares for 1 new common share. With the newly established stock price, subsequently, we met the eligibility criteria for both NASDAQ and NYSE MKT. On September, 25, 2013, the Company’s common stock began trading on the NYSE MKT exchange under the symbol NNVC. This up-listing from OTC bulletin board was the culmination of a year long effort spearheaded by Dr. Anil R. Diwan, our founder. The Company had announced at its annual meeting on January 16, 2013, that it had undertaken an initiative to improve its corporate governance, build a stronger and independent board of directors, and prepare the Company for uplisting to a major national exchange. The Company studied and evaluated the processes and performance at the major national exchanges and determined that it was in the best interests of our shareholders to uplist to NYSE MKT. This uplisting was a major milestone for the Company and an important advance in the Company’s corporate lifecycle. Subsequent to the uplisting, we raised approximately $20M in January 2014, in a Registered Direct Offering. Later, in July, 2014, we sold convertible debentures worth $5M. In addition, in September 2014, we accepted exercises of our old warrants at $3.50 per share, for a total of approximately $6.74M.

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

With these recent financings, as of September 30, 2014, the Company has current assets including security deposits and prepaid expenses of approximately $$42.6M. The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $1.69M this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure, and including the projected expenditures.

We believe we have sufficient funds in hand to complete Phase I and Phase IIa human clinical studies for at least one of our drug candidates, and advance, at least, one additional drug candidate into human clinical studies. Our estimate is based on a number of assumptions and cost estimates provided by outside parties. The Company itself does not have the expertise in taking a drug through human clinical trials and as such depends upon outside experts to generate such estimates as well as to help the Company formulate and conduct its drug development programs. As such, these estimates may be grossly in error and there may also be hidden costs that we are not aware of.

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

In addition, we signed a Master Services Agreement with Public Health England (PHE), UK. We have also signed a new CRADA-Materials Transfer Agreement with USAMRIID for the evaluation of our anti-Ebola nanoviricide drug candidates. We anticipate completing master services agreements, after performing our due diligence, with additional parties in furtherance of our anti-viral drug development programs.

We have continued to achieve significant milestones in our drug development activities. All of our drug development programs are presently at pre-clinical stage. We believe we are advancing these programs at a faster pace than industry peers. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates.

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

A fundamental PCT patent application, on which the nanoviricides® technology is based, has resulted in additional issued patents in Europe and Korea since our last update in March 2014. As with issuances in other countries including the USA, these patents have been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The corresponding original “pi-polymer” international application, namely, PCT/US06/01820, was filed under the Patent Cooperation Treaty (PCT) system in 2006. Several other patents have already been granted previously in this patent family in various countries and regions, including Australia, ARIPO, Canada, China, HongKong, Indonesia, Israel, Japan, Mexico, New Zealand, OAPI, Phillipines, Singapore, Vietnam and South Africa, and the USA. Prosecution in several other countries continues. In May 2012, the US Patent (No. 8,173,764) was granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” The US patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. Estimated expiry dates for these patents range nominally from 2026 to 2028 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

In addition to this basic PCT application that covers the “pi-polymer” structure itself, another PCT application, PCT/US2007/001607, that discloses making antiviral agents from the TheraCour family of polymers and such structures is in various stages of prosecution in several countries, and has already issued in at least seven countries and regions. The counterparts of the international PCT application have issued as a granted patent in Australia, Japan, China, ARIPO, Mexico, New Zealand, OAPI, Pakistan, and, South Africa to date. Additional issuances are expected in Europe, USA, and in several other countries around the world. This patent application teaches antivirals based on the TheraCour polymeric micelle technologies, their broad structures and compositions of matter, pharmaceutical compositions, methods of making the same, and their uses. The nominal expiry dates are expected to range from 2027 to 2029.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

As the Company’s drug candidates progress towards human clinical studies, it has become necessary to enable that they can be produced under “current Good Manufacturing Practices” (cGMP) guidelines of the US FDA, and other applicable international guidelines (such as WHO and ICH guidelines, as well as other country-specific and region-specific guidelines). In the US, the US FDA requires that at least two validated and consistent batches of the drug be produced under cGMP conditions before any human clinical trials can be allowed. Some other countries may allow research product materials for certain phases of human clinical trials. The Company’s management has studied the possibilities of contract manufacturing of its drug candidates over the last several years and has concluded that building a small pilot scale manufacturing facility where the special needs of the manufacture of its nanomedicines can be met is the most appropriate solution. This approach provides the highest level of control over the quality of the materials and also keeps the intellectual property of the Company well protected. However, the Company lacked the capital and financial resources to engage into such an expensive project. In 2011, Anil R. Diwan, the Company’s co-founder, created a separate entity, Inno-Haven, LLC (“Inno-Haven”), and independently began the development of a nanomedicines manufacturing facility. Inno-Haven purchased an 18,000 sq. ft. light manufacturing building on a 4.2 acre land lot in Shelton, Connecticut in August, 2011. The purchase and related costs were financed by Dr. Diwan through his personal savings, and the sale of NanoViricides common stock that he had acquired as a founder, that netted approximately $900,000 after expenses and income taxes. Dr. Diwan disposed of his shares in accordance with a 10b5-1 trading plan which concluded in October, 2011. Inno-Haven has also obtained additional financing from certain other unrelated parties. Dr. Diwan had also agreed to provide personal guarantees for potential loans and mortgages which could be drawn for the purpose of financing the building and construction costs.

The Company agreed to provide Inno-Haven the specifications and plans for the cGMP pilot facility and laboratory and office spaces to be built by renovating the existing building. Subsequently, on February 11, 2013, the Company entered into a binding Memorandum of Understanding (“MOU”) with Inno-Haven, to lease these facilities for a four-year term. The MOU is subject to a definitive lease agreement (the “Lease Agreement”) to be executed upon final determination of the cost of the facilities. Pursuant to the MOU, the Company has agreed to provide up to $2,000,000 in cash collateral for sums borrowed by Inno-Haven (collectively, the “Loans”) to complete the build-out and renovation of the Leased Premises for the benefit of the Company. The Company agreed to file a registration statement for the shares of restricted NNVC Common Stock owned and provided by TheraCour Pharma, Inc., as additional collateral for any or all of the Loans (the “Registrable Shares”). The MOU further provides that, so long as there is no breach of the Lease Agreement by the Company, any distribution of the collateral in accordance with a Loan will first be made from the proceeds of life insurance policies (if applicable), then from the proceeds of the sale of the Registrable Shares, and then, should there be any balance still owing to the lender, from the cash collateral. Also on February 11, 2013, pursuant to the provisions of the MOU, the Company transferred $1,000,000 as cash collateral (the “Cash Collateral”) and agreed to register a number of shares of the Company’s Common Stock, which shares were provided by TheraCour Pharma, Inc., equal to $1,000,000 (the “Collateral Shares”) as collateral pursuant to a Loan and Security Agreement entered into between Inno-Haven and a non-affiliated lender (the “Loan Agreement”) for a loan in the principal amount of $2,000,000. On September 17, 2013, the Company transferred the remaining $1,000,000 cash collateral to Inno-Haven. Moreover, Inno-Haven is required to obtain a life insurance policy to insure the life of Dr. Diwan in the amount of $2,000,000. If Dr. Diwan dies during the term of the Loan Agreement, the lender shall have the option to demand payment of the balance of the loan, but, shall be repaid first from the proceeds of any life insurance policy (if applicable), then from the proceeds of the sale of the Collateral Shares, and then, should there be any balance still owing to the lender, from the Cash Collateral.

No lease agreement has been perfected with Inno-Haven to date. The Company engaged external consultants to help it determine whether it would be more economically beneficial to the Company to either lease this facility or to purchase it outright from Inno-Haven. Subsequently, the Company’s Board of Directors authorized the acquisition of 1 Controls Drive from InnoHaven, LLC for the total costs and capital invested by Inno-Haven in acquiring and fitting out 1 Controls Drive. Total rent expense paid to Inno-Haven during this period amounted to $-0- for the three months ended September 30, 2014 and $-0- since February 11, 2013.

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

The Company’s Drug Pipeline

We currently have, in early, active development, (1) an Injectible FluCide™ for hospitalized patients with severe influenza; (2) Oral FluCide™ for outpatient – both of these drug candidates are expected to be active against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), as well as common seasonal human Influenzas; (3) HIVCide, a potential “Functional Cure that is active against both the R5 and X4 strains of HIV, (4) Eye drops against viral diseases of the eye such as Epidemic Kerato-Conjunctivitis (EKC) and Herpes Keratitis, (5) HerpeCide against Herpes virus cold sores and genital Herpes, and (6) DengueCide against Dengue viruses.

In addition, the Company restarted its anti-Ebola nanoviricide drug program in response to the current epidemic. We hope that this program may lead to an effective drug against Ebola virus. Currently there are no drugs or vaccines against Ebola.

The epidemic and pandemic potential as well as the constantly changing nature of influenza viruses is well known. The HIV/AIDS worldwide epidemic and the “curse of slow death” nature of HIV viral infection is also well known. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. Oral and genital herpes is also a well known disease. Degnue viral infection is also known as “ break-bone fever”. What is worse, that when a patient is infected with a dengue virus a second time, if the virus is a different serotype, then it can cause a severe dengue disease, or dengue hemorrhagic syndrome, with very high morbidity and a high rate of fatality. This is because, the aptient’s immune system mounts an attack, but the antibodies that it generates, directed at the previous infecting virus, are not effective against the new infection, and instead the new infecting virus uses them to hitch a ride into host cells that it infects more severely. This phenomenon is called “Antibody-Dependent Enhancement” or “ADE” for short.

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

Requirement for Additional Capital

As of September 30, 2014, we have current assets plus security deposits of approximately $42.6 MM that is more than sufficient our operations through more than two years or September 30, 2016, at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With our current funds we believe that we have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct Phase I and Phase IIa human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. We intend to purchase from Inno-Haven, LLC, the cGMP manufacturing and R&D facility in Shelton, CT, that was built to our specifications. This facility will enable cGMP manufacture of all of our drug substances. Inno-Haven is managed by its member Dr. Anil R. Diwan, who is our President and Chairman. Inno-Haven raised financing from Dr. Diwan and others, including some earlier investors of NanoViricides, Inc., and has renovated an 18,000 square foot building in Shelton, CT, on a 4.2 acre lot.  Dr. Diwan raised additional financing through the sale of his NanoViricides stock that he had obtained as a founder under a 10b5-1 plan that was concluded in October, 2011. Inno-Haven has also raised significant amounts of additional financing through affiliated and un-affiliated parties. A purchase agreement has not been completed as of this report, and the Company is in the due diligence phase regarding this purchase.

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

5. Purchase of the 1 Controls Drive Facility. While the price has not yet been finalized, we have budgeted approximately $5 million for this purchase, in addition to the approximately $4.5 million we invested in equipment fixtures and the cGMP manufacturing facility.

6. If and when we initiate human clinical trials for Injectable FluCide, we anticipate approximately $2 million in total costs for the Phase I clinical trials, and approximately $5 million for the Phase IIa (virus challenge human efficacy study) clinical trials. In a subsequent year, if Phase I and Phase IIa are successful, we anticipate approximately $10 million for Phase IIb human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that FluCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

We therefore believe that we have sufficient funds in hand to take Injectable FluCide through the initial human clinical trials.

Due to its current cash position, in addition to certain clinical trials for FluCide and DengueCide, the Company anticipates that it will also be able to expedite development of its four other drug candidates, namely, Oral FluCide, HerpeCide™, HIVCide™, and EKCCide™ into the FDA approval process. In addition, the Company was also able to undertake R&D for a nanoviricide against the Ebola virus.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond September 30, 2016. The Company currently has no long term debt other than the convertible debentures as disclosed.

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

Changes in Internal Control Over Financial Reporting

On May 13, 2013, the Company appointed Meeta Vyas as its Interim Chief Executive Officer,Meeta Vyas is a seasoned executive with large, public company experience.

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 13, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-659535-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”). The Complaint seeks to compel inspection of the Company’s books and records. On or about May 2, 2012, the Company filed a Demand for Security of Costs. Upon filing of the Demand, proceedings relative to the Company are stayed pending posting of the demanded security (or plaintiff engages in motion practice about the Demand). The Company may seek dismissal of the complaint if plaintiff has not posted the demanded security (or engaged the court). The Complaint further seeks unspecified “injunctive relief” in furtherance of the demand for inspection to which the Company believes it is not entitled. The Complaint, by a holder of less than 1 percent of the common stock of the Company, seeks to, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute. On or about July 18, 2012, the Plaintiff moved to amend its answer. On or about August 8, 2012, we filed our opposition to Plaintiff’s Motion to Amend and a Motion to Dismiss the Complaint for failure to state a claim upon which relief can be granted. On or about September 13, 2012 the court granted the Plaintiff’s Motion to Amend. On or about September 17, 2012 the Plaintiff served its “Second Amended Shareholder Derivative Complaint” upon our Counsel in Nevada. As in the prior two complaints that this Plaintiff has filed in this action, the Second Amended Complaint sought to compel inspection of the Company’s books and records, sought injunctive relief, an accounting and alleges breach of Fiduciary by Dr. Seymour and Dr. Diwan. On or about October 11, 2012, we filed a Motion to Dismiss the Second Amended Complaint for failure to state a claim upon which relief can be granted. On or about December 4, 2012, the Court granted the Company’s Motion to Dismiss with respect to Dr. Seymour and Dr. Diwan and ordered the case dismissed as to all claims but the Plaintiff’s request to compel documents required to be maintained by the Company’s registered agent in Nevada pursuant to NRS 78.105. On or about December 26, 2012, the Company provided the Plaintiff with each of the documents to which it is entitled. Management believes that the Plaintiff does not have a legal or good faith basis for inspection or copying of its shareholder’s list and intends to vigorously defend the production thereof. In May, 2013, the Plaintiff filed a motion for permission to file a third amended complaint. The Company subsequently filed a motion to dismiss and for Summary Judgment. The Court denied the Motion to Dismiss and for Summary Judgment and ordered the Plaintiff to file its Third Amended Complaint. On or about July 15, 2013 the Company Petitioned the Nevada Supreme Court for a Writ of Prohibition or Mandamus reversing the trial Court’s denial of Summary Judgment. Thereafter, on or about September 20, 2013, the Nevada Supreme Court denied the Company’s Writ Petition. The Company filed its answer to the Third Amended Complaint, which contains only one cause of action which is identical to the sole cause of action which was not dismissed from the Second Amended Complaint. Specifically, the Third Amended Complaint seeks only to compel production of books and records required to be maintained by the Company’s Registered Agent pursuant to NRS 78.105 Management believes that the Company’s registered Agent has provided the Plaintiff with all documents to which it is entitled pursuant to NRS 78.105 and that this lawsuit has no merit or basis. The Company has vigorously defended this lawsuit. Following cross-motions for summary judgment and certain discovery as limited by the court, the parties engaged in a settlement conference in March 2014, at which time an agreement was reached resolving the parties’ disputes in this matter. Pursuant to the Settlement Agreement, the Company deposited $150,000 with its attorney to be released to reimburse the Plaintiff for a portion of certain litigation expenses. However, disagreements later arose regarding the negotiated resolution, precipitating, among other things, the Company’s application for court intervention and repeated status hearings. Final settlement documents were fully exchanged on September 11, 2014. An order dismissing the foregoing lawsuit was entered on September 16, 2014.

On or about July 15, 2013 the same Plaintiff that had filed the repetitive complaints in the Nevada action as set forth in the preceding paragraphs (Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc.) filed a Shareholder Derivative complaint with the United States District Court for the District of Colorado.  The Plaintiff asserts the action is a shareholder derivative action and the Company is solely a nominal defendant.  The Company maintains that it, as well as the individual defendants, Messrs. Seymour and Diwan, have not been served in the action. However, a default was filed against the Company, which has been vacated. The Complaint alleges that the Company has failed to deliver information requested by the Plaintiff, the identical information the Plaintiff is seeking inspection of in the Nevada action, and that the individual defendants, Messrs. Seymour and Diwan, breached their fiduciary duties to the Company and caused it financial harm.  The Plaintiff demands an order to inspect the Company’s records, an order revoking Messrs. Diwan and Seymour from the Board of Directors, equitable relief, and consequential and punitive damages.  The Company believes these claims have no merit and the Company intends to defend this action vigorously. The Company intends to move the District Court to dismiss the action in its entirety. No facts have been submitted to support the claimed vague consequential and punitive damages. Management has determined that such claims are specious and not relevant to the Company and no accrual has been made in relation to this litigation. An order dismissing the foregoing lawsuit was entered on September 16, 2014.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise old warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $7,478,292.50. On July 17, 2014, the Company had filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009 as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired. The Company intends to use the proceeds from these offerings for working capital.

Unregistered Securities

On July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 Shares of its Series A Convertible Preferred stock to Dr. Milton Boniuk as additional interest, pursuant to the terms of the Debenture.

In August 2014, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,148 shares of common stock at $5.02 per share expiring in August 2018.

For the three months ended September 30, 2014, the Company’s Board of Directors authorized the issuance of 7,716 shares of its Series A Convertible Preferred stock for employee compensation.

For the three months ended September 30, 2014, the Company’s Board of Directors authorized the issuance of 2,059 shares of its common stock with a restrictive legend for consulting services.

For the three months ended September 30, 2014, the Company’s Board of Directors authorized the issuance of 2,856 shares of its common stock with a restrictive legend for Director services.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 7, 2014, the Company issued 571,433 shares of common stock as additional interest to the holders of its  8% Coupon Series B Convertible Debentures. The securities described were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the holders had access to information concerning the Company’s operations and financial condition, the holders acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the holders are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company’s made no solicitation in connection with the sale other than communications with the holders; the Company obtained representations from the holders regarding their investment intent, experience and sophistication; and the holders either received or had access to adequate information about the Company in order to make an informed investment decision.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: November 14, 2014	Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Dated: November 14, 2014	Name: Meeta Vyas
Title: Chief Financial Officer
(Chief Financial Officer)

