Form 10-K/A
period 2014-06-30
NANOVIRICIDES, INC.
filed 2015-02-23
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note:

Restatement of Previously Issued Consolidated Financial Statements

NanoViricides, Inc. is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2014, originally filed on September 29, 2014 and amended on September 30, 2014 (the “Original Filing”), to amend and restate our previously issued financial statements and the related disclosures in the Original Filing. This Form 10-K/A supersedes and replaces in its entirety the Original Filing.

During the preparation of the Company’s Quarterly Report on Form 10-Q for the period ending December 31, 2014, The Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) identified an accounting error in the financial statements as of June 30, 2014.

The restatement is the result of our reclassification attributable to the accounting for derivative functions contained in the anti-dilution provisions in certain warrants issued in connection with the company’s issuances of registered direct offerings. Specifically, the warrants contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding. The Company determined that the error caused a material understatement of its derivative liability for the year ended June 30, 2014. For the year ended June 30, 2014, this restatement resulted in an increase in the Company’s Derivative Liability-Warrants account by $5,740,540, and a decrease in the Additional Paid in Capital account by $5,740,540. Additionally, the Company’s loss for the year ended June 30, 2014 was reduced by $504,858 due to a reduction in the Change in Fair Value of Derivatives account. The reduction of the Company’s loss by $504,858 decreased the Company’s Accumulated Deficit by $504,858, and also reduced the Company’s Derivative Liability account by $504,858. The Net Adjustment to the Derivative Liability account was $5,235,682.

In addition, we also have provided disclosure regarding the impact of the restatement on the adequacy of our internal control over financial reporting and disclosure controls and procedures for the relevant restatement periods in Part II, Item 9A- Controls and Procedures.

For a more detailed explanation of these matters and resulting restatements, please see Note 2 to the Financial Statements - Restatement of Previously Issued Financial Statements.

Unless expressly noted otherwise, the disclosures in this Annual Report continue to speak as of the date of the Original Filing, and do not reflect events occurring after the filing of the Original Filing. We have not amended any other of our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any fiscal years affected by the restatement discussed above. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded and replaced by the information in this Annual Report, and the financial information contained in such previously-filed reports should no longer be relied upon.

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

Statements of Operations Data:

	Years Ended June 30,
	2014	2013	2012	2011	2010
(in thousands, except per share amounts)	(Restated)
Revenues:	–	–	–	–	–

Operating expenses:

Research and development	5,131,523	4,292,909	4,265,933	4,155,846	3,204,885

General and administrative	3,535,849	2,297,470	1,815,816	2,273,609	1,735,066

Total operating expenses	8,667,372	6,590,379	6,081,749	6,429,455	4,939,951

Operating income (Loss)	(8,667,372)	(6,590,379)	(6,081,749)	(6,429,455)	(4,939,951)

Other income (expense):
Interest income	171,001	55,587	46,787	14,339	2,980
Interest Expense	(3,092.550)	(177,038)
Discount on convertible Debentures
Change in Fair market value of securities	(1,443,200)	(1,249,335)	(172,245)	(62,049)	(192,763)

Total other expense, net	(4,934,244)	(2,285,289)	(125,458)	(47,710)	195,743
Loss before income tax expense (benefit)	(13,601,616)	(8,875,667)	(6,207,207)	(6,477,165)	(4,744,208)
Income tax expense (benefit)	-	-	-	-	-
Net loss	$(13,601,616)	$(8,875,667)	$(6,207,207)	$(6,477,165)	$(4,744,208)

Net loss per share (1)	$(0.27)	$(0.19)	$(0.15)	$(0.16)	$(0.13)

Weighted average shares outstanding	51,225,818	45,892,549	42,763,481	39,765,976	37,285,138

(1)	See note 3 to the restated financial statements for information concerning the computation of net loss per share.

Balance Sheets Data:

	Years Ended June 30,
	2014	2012	2011	2010	2009
(in thousands)	(Restated)

Cash and Cash Equivalents	$36,696,892	$13,923,245	$14,274,985	$9,224,023	$6,955,733
Working capital	967,310	598,380	314,174	332,294	501,174
Total assets	44,569,216	16,407,554	15,629,808	10,758,067	8,992,358

Long term liabilities	19,972,953	7,219,718	-	-	-
Accumulated deficit	(51,901,400)	(38,299,783)	(29,424,116)	(23,216,909)	(16,739,743)
Stockholders’ equity	23,369,303	8,009,654	13,850,191	10,170,891	6,518,704

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

Net Operating Loss - For the year ended June 30, 2014, the Company had a net loss of $13,601,616, or $ ($0.27) per share (as adjusted) compared to a net loss of $8,875,668, or ($0.19) per share (as adjusted) for the year ending June 30, 2013.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $36,696,892 as of June 30, 2014. On the same date, accounts payable and accrued liabilities outstanding totaled $1,226,960.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $51,901,400 at June 30, 2014.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2014. Based on the assessment, at the time that the Original Filing was filed on September 30, 2014, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

In connection with the restatement included in this Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this reassessment using the COSO criteria, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 because of a deficiency in the control over the review of consultants engaged to advise the Company as to potential derivative liabilities. Management concluded that this deficiency was a material weakness as defined in the Securities and Exchange Commission regulations since it resulted in the misstatement of the Company’s derivative liability and the related financial disclosures for the year ended June 30, 2014.

Remediation Plan

We are remediating this material weakness by, among other things, implementing a process of enhanced review of all financial transactions including engagement of outside specialists to evaluate our financial transactions as they arise  The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness in the fourth quarter of 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

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

Attestation Report of the Independent Registered Public Accounting Firm

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting. The final paragraph of the revised Auditor’s Report states:

“In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Dated: February 23, 2015

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

February 23, 2015
/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Interim Chief Financial Officer and Director
(Principal Executive Officer)

February 23, 2015	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

February 23, 2015	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Interim Chief Financial Officer (Principal Accounting Officer)

February 23, 2015	/s/ Milton Boniuk
Name: Milton Boniuk
Title: Director

February 23, 2015	/s/ Mukund Kulkarni
Name: Mukund Kulkarni
Title: Director

February 23, 2015	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

NanoViricides, Inc.

June 30, 2014 and 2014

F-1

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

The Company’s balance sheet as of June 30, 2014 and the related statements of operations, stockholder’s equity and cash flows for the fiscal year ended June 30, 2014 have been restated. The restatements of the financial statements are described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 29, 2014 (February 23, 2015, as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting, as revised), expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the material weakness.

/s/ Li and Company, PC

Skillman, New Jersey

September 29, 2014

(Except for Notes 2 which are dated February 23, 2015)

F-2

NanoViricides, Inc.

Balance Sheets

	June 30, 2014	June 30, 2013
	(Restated)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,696,892	$13,923,245
Prepaid expenses	108,089	51,597
Prepaid expenses - related parties	709,221	546,783
Other current assets	150,000	-

Total Current Assets	37,664,202	14,521,625

PROPERTY AND EQUIPMENT
Property and equipment	6,736,742	1,505,648
Accumulated depreciation	(1,239,986)	(1,036,752)

Property and equipment, net	5,496,756	468,896

TRADEMARK and PATENTS
Trademark	458,954	458,954
Accumulated amortization	(50,696)	(41,921)

Trademark and Patents, net	408,258	417,033

SECURITY DEPOSIT	1,000,000	1,000,000

Total Assets	$44,569,216	$16,407,554

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$376,446	$263,258
Accounts payable – related parties	758,676	710,567
Accrued expenses	91,838	204,359

Total Current Liabilities	1,226,960	1,178,184
LONG TERM LIABILITIES:
Debentures payable - Series B Net of discount	4,037,568	3,468,073
Derivative liability	5,699,703	3,751,645
Debenture subscription deposit	5,000,000	-
Derivative liability - Warrants	5,235,682	-
Total Long Term Liabilities	19,972,953	7,219,718

Total Liabilities	21,199,913	8,397,902

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 3,193,079, and 2,990,000 shares issued and outstanding, respectively	3,194	2,990
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Common stock, $0.001 par value; 85,714,286 shares authorized; 54,620,993, and 47,026,173 shares issued and outstanding, respectively	54,621	47,026
Additional paid-in capital	75,212,888	46,259,420
Accumulated Deficit	(51,901,400)	(38,299,784)

Total Stockholders' Equity	23,369,303	8,009,652

Total Liabilities and Stockholders' Equity	$44,569,216	$16,407,554

See accompanying notes to the financial statements

F-3

NanoViricides, Inc.

Statement of Operations

	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year
	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(Restated)

OPERATING EXPENSES
Research and development	$5,131,523	$4,292,909	$4,265,933
Refund credit research and development costs	-	-	-
General and administrative	3,535,849	2,297,470	1,815,816

Total operating expenses	8,667,372	6,590,379	6,081,749

LOSS FROM OPERATIONS	(8,667,372)	(6,590,379)	(6,081,749)

OTHER INCOME (EXPENSE):
Interest income	171,001	55,587	46,787
Interest Expense	(3,092,550)	(962,535)
Discount on convertible debentures	(569,495)	(129,006)	-
Beneficial conversion feature of convertible debentures	-	-	-
Change in fair market value of derivatives	(1,443,200)	(1,249,335)	(172,245)

Other income (expense), net	(4,934,244)	(2,285,289)	(125,458)

LOSS BEFORE INCOME TAXES	(13,601,616)	(8,875,668)	(6,207,207)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(13,601,616)	$(8,875,668)	$(6,207,207)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.27)	$(0.19)	$(0.15)

Weighted average common shares outstanding
- basic and diluted	51,225,818	45,892,549	42,763,481

See accompanying notes to the financial statements

F-4

NanoViricides, Inc.

Statement of Stockholders’ Equity

For the period from July 1, 2011 through June 30, 2014

(Restated)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	Deficit Accumulated During the	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Stockholders’ Equity

Balance, June 30, 2011	2,347,857	2,348	2,857	3	-	-	41,013,828	41,012	33,344,437	-	(23,216,909)	10,170,891

Common shares issued for conversion of Series B Preferred Shares at $1.11 per share, July 11, 2011							25,710	26	64			90
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 11, 2011			(2,857)	(3)			-		(7)			(10)
Derivative liability - retirement of Series B Preferred Shares, July 11, 2011							-		17,881			17,881
Dividend to Seaside 88, LP, paid on July 11, 2011							-		(381)			(381)
Common shares issued as dividend to Seaside 88, LP at $1.18 per share, July 11, 2011							99	-	381			381
Series B Preferred Shares issued to SeaSide 88, LP, on July 26, 2011			71,429	71			-		2,499,929			2,500,000
Placement Agents fees related to sale of Convertible Preferred shares, July 26, 2011							-		(150,000)			(150,000)
Derivative liability - issuance of Series B Preferred Shares							-		(429,768)			(429,768)
Legal Fees related to Sale of Convertible Preferred Stock, July 26, 2011							-		(6,250)			(6,250)
Common shares issued in conversion of Series B Preferred Shares to common stock at $1.18 per share, July 26, 2011							107,943	108	270			378
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, July 26, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, July 26, 2011							-		68,425			68,425
Common shares issued for consulting and legal services valued at $1.26 per share, July 31, 2011							1,361	1	5,999			6,000
Warrants issued to Scientific Advisory Board, August 15, 2011							-		56,400			56,400
Common shares issued for conversion of Series B Preferred Shares at $0.92 per share, August 8, 2011							124,911	125	312			437
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 8, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 8, 2011							-		69,193			69,193
Dividend to Seaside 88, LP, paid on August 8, 2011							-		(8,055)			(8,055)
Common shares issued as Dividend to Seaside 88, LP at $0.98 per share, August 8, 2011							2,345	2	8,053			8,055
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, August 23, 2011							119,951	120	300			420
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, August 23, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Shares, August 23, 2011							-		69,351			69,351
Dividend paid to Seaside 88, LP, August 23, 2011							-		(6,521)			(6,521)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, August 23, 2011							1,955	2	6,519			6,521
Common shares issued for consulting and legal services valued at $1.14 per share, August 31, 2011							1,504	2	5,998			6,000
Common shares issued for conversion of Series B Preferred Shares at $0.95 per share, September 6, 2011							120,821	121	302			423
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 6, 2011			(11,428)	(12)			-		(28)			(40)
Derivative liability - retirement of Series B Preferred Shares, September 6, 2011							-		69,887			69,887
Dividend paid to Seaside 88, LP, September 6, 2011							-		(4,986)			(4,986)
Common shares issued as Dividend to Seaside 88, LP at $0.95 per share, September 6, 2011							1,504	2	4,984			4,986
Common shares issued in conversion of Series B Preferred Shares at $0.94 per share, September 19, 2011							122,186	122	306			428
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, September 19, 2011			(11,429)	(11)			-		(29)			(40)
Derivative liability - retirement of Series B Preferred Share, September 19, 2011							-		69,970			69,970
Dividend to Seaside 88, LP, paid on September 19, 2011							-		(3,452)			(3,452)
Common shares issued as Dividend to Seaside 88, LP at $0.94 per share, September 19, 2011							1,055	-	3,452			3,452
Common shares issued for consulting and legal services valued at $1.07 per share, September 30, 2011							1,602	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.78 per share, .001 par value, on October 3, 2011							146,946	147	367			514
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on October 3, 2011							-	-	69,496			69,496
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.85 on October 3, 2011							649	1	1,917			1,918
Dividend to Seaside 88, LP, paid on October 3, 2011							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on October 17, 2011							41,281	41	103			144
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2011			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on October 17, 2011							-	-	17,790			17,790
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.75 on October 17, 2011							146	-	384			384
Dividend to Seaside 88, LP, paid on October 17, 2011							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0..92 per share on October 31, 2011							1,868	2	5,998			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on November 1, 2011			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on November 1, 2011							-	-	(160,000)			(160,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(429,804)			(429,804)
Legal Fees related to Sale of Convertible Preferred Stock November 1, 2011							-	-	(25,000)			(25,000)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.78 per share, .001 par value, on November 1, 2011							146,225	146	366			512
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 2, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 1, 2011							-	-	68,297			68,297
Warrants issued to Scientific Advisory Board on November 15, 2011							-	-	56,400			56,400
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on November 15, 2011							165,313	165	414			579
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 15, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on November 15, 2011							-	-	68,411			68,411
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..73 onNovember 15, 2011							2,946	3	7,476			7,479
Dividend to Seaside 88, LP, paid on November 15, 2011							-	-	(7,479)			(7,479)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.62 per share, .001 par value, on November 29, 2011							183,639	184	459			643
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on November 29, 2011							-	-	68,591			68,591
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on November 29, 2011							2,897	3	6,518			6,521
Dividend to Seaside 88, LP, paid on November 29, 2011							-	-	(6,521)			(6,521)
Shares issued for consulting and legal services rendered at $0.81 per share on November 30, 2011							2,107	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.53 per share, .001 par value, on December 13, 2011							214,661	215	536			751
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2011			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on December 13, 2011							-	-	68,753			68,753
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 13, 2011							2,514	3	4,983			4,986
Dividend to Seaside 88, LP, paid on December 13, 2011							-	-	(4,986)			(4,986)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on December 27, 2011							227,653	228	570			798
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 27, 2011			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on December 27, 2011							-	-	68,965			68,965
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.57 on December 27, 2011							1,948	2	3,448			3,450
Dividend to Seaside 88, LP, paid on December 27, 2011							-	-	(3,452)			(3,452)
Shares issued for consulting and legal services rendered at $0.64 per share on December 31, 2011							2,687	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.51 per share, .001 par value, on January 10, 2012							225,158	225	563			788
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 10, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on January 10, 2012							-	-	69,222			69,222
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 onJanuary 10, 2012							1,069	1	1,917			1,918
Dividend to Seaside 88, LP, paid on January 10, 2012							-	-	(1,918)			(1,918)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.48 per share, .001 par value, on January 24, 2012							59,585	60	149			209
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 24, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on January 24, 2012							-	-	69,883			69,883
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on January 24, 2012							225	-	384			384
Dividend to Seaside 88, LP, paid on January 24, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.58 per share on January 31, 2012							2,962	3	5,997			6,000
Series B Preferred Shares issued to SeaSide 88, LP, $.001 par value on February 8, 2012			71,429	71			-	-	2,499,929			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on February 8, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series B							-	-	(430,283)			(430,283)
Legal Fees related to Sale of Convertible Preferred Stock February 8, 2012							-	-	(6,250)			(6,250)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.56 per share, .001 par value, on February 8, 2012							204,898	205	512			717
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 8, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on February 8, 2012							-	-	68,169			68,169
Warrants issued to Scientific Advisory Board on February 15, 2012							-	-	51,000			51,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.69 per share, .001 par value, on February 22, 2012							164,589	165	411			576
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 22, 2012			(11,428)	(12)			-	-	(28)			(40)
Derivative Liability - Retirement of Preferred Series B on February 22, 2012							-	-	68,423			68,423
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.69 on February 22, 2012							3,314	3	7,476			7,479
Dividend to Seaside 88, LP, paid on February 22, 2012							-	-	(7,479)			(7,479)
							-	-	-
Shares issued for consulting and legal services rendered at $0.77 per share on February 29, 2012							2,219	2	5,998			6,000
Common shares issued for employee stock compensation at $.73 per share, March 3, 2012							71,429	71	181,803			181,874
Series A Preferred Shares issued for employee stock compensation, March 3, 2012	169,643	169					-	-	634,239			634,408
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.64 per share, .001 par value, on March 07, 2012							179,511	180	448			628
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 7, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 7, 2012							-	-	68,602			68,602
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 7, 2012							2,926	3	6,518			6,521
Dividend to Seaside 88, LP, paid on March 7, 2012							-	-	(6,521)			(6,521)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.63 per share, .001 par value, on March 21, 2012							181,712	182	454			636
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on March 21, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on March 21, 2012							-	-	68,862			68,862
							-	-	-
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.64 on March 21, 2012							2,232	2	4,984			4,986
Dividend to Seaside 88, LP, paid on March 21, 2012							-	-	(4,986)			(4,986)
Shares issued for consulting and legal services rendered at $0.78 per share on March 31, 2012							2,208	2	5,998			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $.61 per share, .001 par value, on April 4, 2012							188,999	189	472			661
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 4, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 4, 2012							-	-	69,098			69,098
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.61 on April 4, 2012							1,631	2	3,450			3,452
Dividend to Seaside 88, LP, paid on April 4, 2012							-	-	(3,452)			(3,452)
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.51 per share, .001 par value, on April 18, 2012							224,415	224	561			785
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on April 18, 2012			(11,429)	(11)			-	-	(29)			(40)
Derivative Liability - Retirement of Preferred Series B on April 18, 2012							-	-	69,224			69,224
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on April 18, 2012							1,023	1	1,917			1,918
Dividend to Seaside 88, LP, paid on April 18, 2012							-	-	(1,918)			(1,918)
Shares issued for consulting and legal services rendered at $0.63 per share on April 30, 2012							2,728	3	5,997			6,000
Shares issued in conversion of Series B Preferred Shares to Common Stock at $0.50 per share, .001 par value, on May 2, 2012							56,673	57	142			199
Retirement of Series B Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on May 2, 2012			(2,857)	(3)			-	-	(7)			(10)
Derivative Liability - Retirement of Preferred Series B on May 2, 2012							-	-	69,892			69,892
Warrants issued to Scientific Advisory Board on May 15, 2012							-	-	47,400			47,400
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.51 on May 2, 2012							215	-	384			384
Dividend to Seaside 88, LP, paid on May 2, 2012							-	-	(384)			(384)
Shares issued for consulting and legal services rendered at $0.67 per share on May 31, 2012							2,561	3	5,997			6,000
Series A Preferred Shares amendment of valuation arising from Amendment of certificate of Designation on June 26, 2012							-	-	-			-
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on June 28, 2012					714	1	-	-	2,499,999			2,500,000
Placement Agents Fees related to sale of Convertible Preferred shares on June 28, 2012							-	-	(150,000)			(150,000)
Derivative Liability - Issuance of Preferred Series C							-	-	(1,090,017)			(1,090,017)
Legal Fees related to Sale of Convertible Preferred Stock June 28, 2012							-	-	(25,000)			(25,000)
Sharees of Series A Preferred issued for legal services rendered	2,857	3					-	-	3,284			3,287
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.49 per share, .001 par value, on June 28, 2012							85,278	85	213			298
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on June 28, 2012					(42)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on June 28, 2012							-	-	63,704			63,704
Series A Preferred Shares issued for employee stock compensation, June 28, 2012	300,000	300					-	-	344,872			345,172
Shares issued for consulting and legal services rendered at $0.61 per share on June 30, 2012							2,814	2	5,997			5,999

Net loss for the year ended June 30, 2012							-	-	-		(6,207,207)	(6,207,207)

Balance, June 30, 2012	2,820,357	2,820	-	-	672	1	44,460,629	44,460	43,227,028	-	(29,424,116)	13,850,193

Shares issued in conversion of Series C Preferred Shares to Common Stock at $.49 per share, .001 par value, on July 12, 2012							60,685	61	151			212
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value onJuly 12, 2012					(29)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on July 12, 2012							-	-	44,190			44,190
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.49 on JULY 12, 2012							5,256	5	9,021			9,026
Dividend to Seaside 88, LP, paid on July 12, 2012							-	-	(9,026)			(9,026)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.47 per share, .001 par value, on July 26, 2012							77,535	78	193			271
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on July 26, 2012					(37)		-	-	-			-
Derivative Liability - Retirement of Preferred Series B on July 26, 2012							-	-	53,032			53,032
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.47 on July 26, 2012							5,221	5	8,624			8,629
Dividend to Seaside 88, LP, paid on July 26, 2012							-	-	(8,629)			(8,629)
Shares issued for consulting and legal services rendered at $0.55 per share on July 31, 2012							3,117	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on August 8, 2012							80,270	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 8, 2012					(34)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 8, 2012							-	-	51,555			51,555
Warrants issued to Scientific Advisory Board on August 15, 2012							-	-	40,800			40,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 8, 2012							5,391	5	8,133			8,138
Dividend to Seaside 88, LP, paid on August 8, 2012							-	-	(8,138)			(8,138)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.48 per share, .001 par value, on August 23, 2012							164,226	164	411			575
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on August 23, 2012					(79)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on August 23, 2012							-	-	121,054			121,054
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on August 23, 2012							4,573	5	7,679			7,684
Dividend to Seaside 88, LP, paid on August 23, 2012							-	-	(7,684)			(7,684)
Shares issued for consulting and legal services rendered at $0.58 per share on August 31, 2012							2,956	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.58 per share, .001 par value, on September 5, 2012							218,039	218	545			763
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 5, 2012					(126)	(1)	-	-	-			(1)
Derivative Liability - Retirement of Preferred Series C on September 5, 2012							-	-	236,481			236,481
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.58 on September 5, 2012							3,279	3	6,622			6,625
Dividend to Seaside 88, LP, paid on September 5, 2012							-	-	(6,625)			(6,625)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on September 19, 2012							158,096	158	395			553
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on September 19, 2012					(81)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on September 19, 2012							-	-	182,575			182,575
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.52 on September 19, 2012							2,735	3	4,933			4,936
Dividend to Seaside 88, LP, paid on September 19 2012							-	-	(4,936)			(4,936)
Shares issued for consulting and legal services rendered at $0.62 per share on September 30, 2012							2,765	3	5,997			6,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $.54 per share, .001 par value, on October 3, 2012							124,526	125	311			436
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 3, 2012					(67)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	39,945			39,945
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.54 on October 3, 2012							2,050	2	3,840			3,842
Dividend to Seaside 88, LP, paid on October 3, 2012							-	-	(3,842)			(3,842)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.53 per share, .001 par value, on October 17, 2012							89,006	89	223			312
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 17, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 3, 2012							-	-	28,413			28,413
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 17, 2012							1,586	2	2,946			2,948
Dividend to Seaside 88, LP, paid on October 17, 2012							-	-	(2,948)			(2,948)
Shares issued for consulting and legal services rendered at $0.61 per share on October 31, 2012							4,751	5	9,995			10,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.52 per share, .001 par value, on October 31, 2012							80,385	80	201			281
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on October 31, 2012					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on October 31, 2012							-	-	24,955			24,955
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.53 on October 31, 2012							1,280	1	2,312			2,313
Dividend to Seaside 88, LP, paid on October 31, 2012							-	-	(2,313)			(2,313)
Warrants issued to Scientific Advisory Board on November 15, 2012							-	-	34,200			34,200
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on November 14, 2012							1,092	1	1,755			1,756
Dividend to Seaside 88, LP, paid on November 14, 2012							-	-	(1,756)			(1,756)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43 per share, .001 par value, on November 14, 2012							109,470	109	274			383
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 14, 2012					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on November 14, 2012							-	-	28,407			28,407
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.44 on November 29, 2012							734	1	1,120			1,121
Dividend to Seaside 88, LP, paid on November 29, 2012							-	-	(1,121)			(1,121)
Shares issued for consulting and legal services rendered at $0.53 per share on November 30, 2012							3,774	4	6,996			7,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on November 29, 2012							111,628	112	279			391
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on November 29, 2012					(49)		-	-	(1)			(1)
Derivative Liability - Retirement of Preferred Series C on November 29, 2012							-	-	29,302			29,302
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.43 on December 13, 2012							309	-	468			468
Dividend to Seaside 88, LP, paid on December 13, 2012							-	-	(468)			(468)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.43per share, .001 par value, on December 13, 2012							80,680	81	201			282
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 13, 2012					(35)	-	-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 13, 2012							-	-	20,953			20,953
Series C Preferred Shares issued to SeaSide 88, LP, $.001 par value on December 21, 2012					714		-	-	2,541,872			2,541,872
Placement Agents Fees related to sale of Convertible Preferred shares on December 21, 2012							-	-	(165,000)			(165,000)
Derivative Liability - Issuance of Preferred Series C							-	-	-			-
Legal Fees related to Sale of Convertible Preferred Stock December 21, 2012							-	-	(12,500)			(12,500)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.44 per share, .001 par value, on December 21, 2012							102,080	102	255			357
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on December 21, 2012					(45)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on December 21, 2012							-	-	24,686			24,686
Shares issued for consulting and legal services rendered at $0.50 per share on December 31 , 2012							4,000	4	6,996			7,000
Shares issued to a Director for services rendered at $0.55 per share on December 31 , 2012							2,581	3	4,997			5,000
Shares issued in conversion of Series C Preferred Shares to Common Stock at $..41 per share, .001 par value, on January 4, 2013							99,998	100	250			350
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on january 4, 2013					(41)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 4, 2013							-	-	22,488			22,488
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on Jamuary 4, 2013							6,259	6	8,986			8,992
Dividend to Seaside 88, LP, paid on January 4,2013							-	-	(8,992)			(8,992)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.42 per share, .001 par value, on January 17, 2013							110,842	111	277			388
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 17, 2013					(47)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 17, 2013							-	-	26,329			26,329
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0..42on January 17, 2013							5,714	6	8,435			8,441
Dividend to Seaside 88, LP, paid on January 17, 2013							-	-	(8,441)			(8,441)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0..42 per share, .001 par value, on January 31, 2013							78,797	79	197			276
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on January 31, 2013					(32)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on January 31, 2013							-	-	18,502			18,502
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on January 31, 2013							5,400	5	7,808			7,813
Dividend to Seaside 88, LP, paid on January 31, 2013							-	-	(7,813)			(7,813)
Shares issued for consulting and legal services rendered at $0.49 per share on January 31, 2013							4,082	4	6,996			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	664,926			665,497
Warrants issued to Scientific Advisory Board on February 15, 2013							-	-	31,800			31,800
Shares issued as Dividend to Seaside 88, LP, .001 par value common stock at $0.41 on February 14, 2013							5,172	5	7,371			7,376
Dividend to Seaside 88, LP, paid on February 14, 2013							-	-	(7,376)			(7,376)
Shares issued in conversion of Series C Preferred Shares to Common Stock at $0.41 per share, .001 par value, on February 14, 2013							68,875	69	172			241
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88, LP, .001 par value on February 14, 2013					(27)		-	-	-			-
Derivative Liability - Retirement of Preferred Series C on February 14, 2014							-	-	15,985			15,985
Redemption of Series C Convertible Preferred on February 26, 2013					(522)			-	(1,714,334)			(1,714,334)
Dividend to Seaside 88, LP, paid on February 26, 2013							-	-	(6,002)			(6,002)
Shares issued for consulting and legal services rendered at $0.46per share on February 28, 2013							4,348	4	6,996			7,000
Derivative Liability - Redemption of Preferred Series C on February 26, 2013							-	-	42			42
Common shares issued for employee stock compensation at $..48 per share, March 1, 2013							71,428	71	59,929			60,000
Series A Preferred Shares issued for employee stock compensation, March 1, 2013	169,643	170					-	-	444,874			445,044
Shares issued for consulting and legal services rendered at $0.65 per share on March 31, 2013							3,077	3	6,997			7,000
Shares issued to a Director for services rendered at $0.53 per share on March 31, 2013							1,348	2	2,498			2,500
Shares issued for consulting and legal services rendered at $0.48 per share on April 1, 2013							569	1	959			960
Shares issued for consulting and legal services rendered at $0.49 per share on April 30, 2013							3,175	3	6,997			7,000
Warrants issued to Scientific Advisory Board on May 15, 2013							-	-	34,800			34,800
Shares issued for consulting and legal services rendered at $0.46per share on May 31, 2013							3,333	3	6,997			7,000
Shares issued for consulting and legal services rendered at $0.65 per share on June 30, 2013							3,030	3	6,993			6,996
Shares issued for Directors fees at $0.70 pershare on June 30, 2013							4,592	5	11,245			11,250
												-
Net loss								-	-		(8,875,668)	(8,875,668)

Balance, June 30, 2013	2,990,000	2,990	-	-	-	-	47,026,173	47,026	46,259,420	-	(38,299,784)	8,009,652

Shares issued for consulting and legal services rendered at $1.93 per share on July 31, 2013							3,627	4	6,996			7,000
Warrants issued to Scientific Advisory Board on August 15, 2013							-	-	106,050			106,050
Shares issued for consulting and legal services rendered at $2.03 per share on August 31, 2013							3,449	4	6,996			7,000
Common shares and warrants issued in connection with private placement of common stock, September 10, 2013							2,945,428	2,945	10,306,051			10,308,996
Costs associated with sale of Securities									(113,696)			(113,696)
Warrants issued for commissions, September 10, 2013							-	-	113,696			113,696
Placement Agents Fees related to sale of Common shares and Warrants on September 10, 2013							-	-	(618,545)			(618,545)
Common Shares issued to round up fractional shares arising from private placement on September 10,2013							5,940	6	(6)
Common Shares issued in connection with warrant conversion, September 25, 2013							35,357	35	185,589			185,624
Shares issued for consulting and legal services rendered at $2.17 per share on September 30, 2013							3,226	3	6,997			7,000
Shares issued for Directors fees at $2.04 per share on September 30, 2013							5,501	6	11,244			11,250
												-

Series A Preferred Shares issued for employee stock compensation, October 1, 2013	5,025	5						-	35,995			36,000
Shares issued for consulting and legal services rendered at $5.29 per share on October 31, 2013							1,323	1	6,999			7,000
Warrants issued to Scientific Advisory Board on November 15, 2013							-	-	31,552			31,552
Shares issued for consulting and legal services rendered at $5.14 per share on November 30, 2013							1,362	1	6,999			7,000
Common Shares issued in connection with warrant conversion, December 16, 2013							7,143	7	24,993			25,000
Shares issued for consulting and legal services rendered at $5.01 per share on December 31, 2013							1,383	2	6,999			7,001
Shares issued for Directors fees at $5.07 per share on December 31, 2013							2,220	2	11,248			11,250

Common Shares issued in connection with warrant conversion, January 21, 2014							75,000	75	393,675			393,750
Common shares and warrants issued in connection with private placement of common stock, January 24 ,2014							3,815,285	3,815	20,026,392			20,030,207

Costs associated with sale of Securities January 24, 2014									(135,062)			(135,062)
Warrants issued for commissions, January 24, 2014							-	-	135,062			135,062
Placement Agents Fees related to sale of Common shares and Warrants on January 24, 2014							-	-	(1,201,815)			(1,201,815)
Shares issued for consulting and legal services rendered at $5.01 per share on January 31, 2014							1,828	1	6,999			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	2,605,145			2,605,716

Warrants issued to Scientific Advisory Board on February 15, 2014							-	-	30,352			30,352
Shares issued for consulting and legal services rendered at $3.97 per share on February 28, 2014							1,763	2	6,998			7,000
Common Shares issued in connection with warrant conversion, February 6, 2014							25,000	25	131,225			131,250
Rule 16B payment to Additional paid in Capital									83,900			83,900
Shares issued for Directors fees at $5.01 per share on March 31, 2014							2,247	2	11,248			11,250
Shares issued for consulting and legal services rendered at $3.83 per share on March 31, 2014							1,397	2	6,998			7,000
Series A Preferred Shares issued for employee stock compensation, March 31, 2014	20,695	21					-	-	192,020			192,041

Shares issued for consulting and legal services rendered from October 1, 2013 through April1, 2014							2,593	3	11,997			12,000
Series A Preferred Shares issued for employee stock compensation at April 30, 2014	2,572	2					-	-	20,894			20,896
Shares issued for consulting and legal services rendered at $3.25 per share on April 30, 2014							2,769	3	8,997			9,000
Shares issued for consulting and legal services rendered at $3.27 per share on May 31, 2014							2,752	3	8,997			9,000
Series A Preferred Shares issued for employee stock compensation at May 31, 2014	2,572	3					-	-	20,376			20,379
Warrants issued to Scientific Advisory Board on May 15, 2014							-	-	31,895			31,895
Shares issued for consulting and legal services rendered at $4.11 per share at June 30, 2014							2,190	2	8,998			9,000
Series A Preferred Shares issued for employee stock compensation at June 30, 2014	2,572	3					-	-	22,899			22,902
Common shares issued for employee stock compensation at $4.03 per share, June 30, 2014							71,430	72	287,788			287,860
Series A Preferred Shares issued for employee stock compensation at June 30, 2014	169,643	170					-		1,830,626			1,830,796
Shares issued for Directors fees at $4.11 per share on June 30, 2014							3,178	3	11,247			11,250

Restatement of Additional Paid in Capital to Derivative Liability									(5,740,540)			(5,740,540)

Net loss								-			(13,601,616)	(13,601,616)

Balance, June 30, 2014	3,193,079	3,194	-	-	-	-	54,620,993	54,621	75,212,888	-	(51,901,400)	23,369,303

See Accompanying Notes to Financial Statements

NanoViricides, Inc.

Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year	For the Fiscal Year
	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2012
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,601,616)	$(8,875,668)	$(6,207,207)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-	-	-
Preferred shares issued as compensation	2,123,017	445,044	982,867
Common shares and warrants issued for services	434,859	163,710	253,873
Common shares issued for interest	2,605,716	665,497
Warrants granted to scientific advisory board	199,849	141,600	211,197
Amortization of Deferred Compensation
Depreciation	203,234	210,877	210,877
Amortization	8,775	8,774	8,776
Change in fair value of derivative liability	1,443,200	1,249,335	172,251
Amortization of deferred financing expenses
Discount convertible debentures	569,495	-	-
Beneficial conversion feature of convertible debentures
Changes in operating assets and liabilities:
Prepaid expenses	(56,492)	(284,206)	18,120
Prepaid expenses -related parties	(162,438)	-
Other current assets	(150,000)	-
Deferred expenses	-	-	-
Accounts payable - trade	113,188	24,900	158,829
Accounts payable - related parties	48,109	344,886	(97,274)
Accrued expenses	(112,521)	107,479	69,705

NET CASH USED IN OPERATING ACTIVITIES	(6,333,625)	(5,797,772)	(4,217,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security Deposit	-	(1,000,000)
Purchase of property and equipment	(5,231,094)	(64,931)	(23,352)
Purchase of trademark	-	-	(35,200)

NET CASH USED IN INVESTING ACTIVITIES	(5,231,094)	(1,064,931)	(58,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	5,000,000	6,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net			7,002,500
Proceeds from issuance of Convertible Preferred Series C stock, net		510,963	2,325,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	28,602,740	-	-
Proceeds from exercise of stock options	-	-	-
Proceeds from exercise of warrants	735,626	-
Collection of stock subscriptions received	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,338,366	6,510,963	9,327,500

NET CHANGE IN CASH	22,773,647	(351,740)	5,050,962

Cash at beginning of period	13,923,245	14,274,985	9,224,023

Cash at end of period	$36,696,892	$13,923,245	$14,274,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$434,859	$163,710	$253,873
Common stock for interest	2,605,716	665,497
Preferred stock issued as compensation	2,123,017	445,044	982,867
Stock options issued to the officers as compensation	-	-	-
Stock warrants granted to scientific advisory board	199,849	141,600	211,197
Stock warrants granted to brokers	-	-	-
Common stock issued for interest on debentures	-	-	-
Shares of common stock issued in connection with debenture offering	-	-	-
Common stock issued upon conversion of convertible debentures	-	-	-
Common stock issued upon conversion of Series B Preferred Stock			7,920,630
Common stock issued upon conversion of Series C Preferred Stock		3,028,464	298,472
Common stock issued for dividends on Series B Preferred Stock			79,467
Common stock issued for dividends on Series C Preferred Stock		90,108
Debt discount related to beneficial conversion feature of convertible debt		-	-
Stock Warrants issued in connection with Private Placement	-	-	-
Common stock issued for accounts payable	-	-	-
Common stock issued for equipment	-	-	-

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2014 and 2013

Notes to the Financial Statements

(Restated)

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

Note 2- Restatement of Previously Issued Financial Statements

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our audited financial statements for the year ended June 30, 2014, we inadvertently overlooked the anti-dilution provision in certain warrants issued in connection with the company’s private placements of securities, Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding.  Adjustments to settlement amounts by future equity offerings or contractual terms of other equity-linked financial instruments issued in a subsequent period are not inputs to the fair value of a fixed-for-fixed opinion on equity shares. Accordingly, the warrants are not considered indexed to its own stock and thus must be accounted for as derivative liabilities which require initial measurement at fair value and adjustment to fair value in subsequent periods. The Company determined that the error caused a material understatement of its derivative liability for the year ended June 30, 2014. As a result of this error, we are restating our audited financial statements for the year ended June 30, 2014.

The correction of this error increased the Company’s derivative liability and decreased Additional Paid in Capital by $5,235,682, decreased Accumulated deficit by $504,858 and reduced the Company’s loss for the year ended June 30, 2014 by $504,858.

The combined impacts of all adjustments to the line items in our audited financial statements for the periods covered by this Form 10K/A are provided in the tables below.

Table 1 – Balance Sheet Adjustments

NanoViricides, Inc.

Balance Sheets

	June 30, 2014	Net Change	June 30, 2014
	As Originally Reported		As Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,696,892		$36,696,892
Prepaid expenses	108,089		108,089
Prepaid expenses - related parties	709,221		709,221
Other current assets	150,000		150,000

Total Current Assets	37,664,202		37,664,202

PROPERTY AND EQUIPMENT
Property and equipment	6,736,742		6,736,742
Accumulated depreciation	(1,239,986)		(1,239,986)

Property and equipment, net	5,496,756		5,496,756

TRADEMARK and PATENTS
Trademark	458,954		458,954
Accumulated amortization	(50,696)		(50,696)

Trademark and Patents, net	408,258		408,258

SECURITY DEPOSIT	1,000,000		1,000,000

Total Assets	$44,569,216		44,569,216

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$376,446		$376,446
Accounts payable – related parties	758,676		758,676
Accrued expenses	91,838		91,838

Total Current Liabilities	1,226,960		1,226,960
LONG TERM LIABILITIES:
Debentures payable - Series B Net of discount	4,037,568		4,037,568
Derivative liability - Series B Debentures	5,699,703		5,699,703
Debenture subscription deposit	5,000,000		5,000,000
Derivative liability - Warrants	-	5,235,682	5,235,682
Total Long Term Liabilities	14,737,271	5,235,682	19,972,953

Total Liabilities	15,964,231	5,235,682	21,199,913

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 3,193,079, and 2,990,000 shares issued and outstanding, respectively	3,194		3,194
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-		-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-		-
Common stock, $0.001 par value; 85,714,286 shares authorized; 54,620,993, and 47,026,173 shares issued and outstanding, respectively	54,621		54,621
Additional paid-in capital	80,953,428	(5,740,540)	75,212,888
Accumulated Deficit	(52,406,258)	504,858	(51,901,400)

Total Stockholders' Equity	28,604,985	(5,235,682)	23,369,303

Total Liabilities and Stockholders' Equity	$44,569,216	-	$44,569,216

Table 2 – Statement of Operations adjustments

NanoViricides, Inc.

Statement of Operations

	For the Fiscal Year		For the Fiscal Year
	Ended	Net	Ended
	June 30, 2014	Change	June 30,2014
	As Originally Reported		As Restated

OPERATING EXPENSES
Research and development	$5,131,523		$5,131,523
Refund credit research and development costs	-		-
General and administrative	3,535,849		3,535,849

Total operating expenses	8,667,372		8,667,372

LOSS FROM OPERATIONS	(8,667,372)		(8,667,372)

OTHER INCOME (EXPENSE):
Interest income	171,001		171,001
Interest Expense	(3,092,550)		(3,092,550)
Discount on convertible debentures	(569,495)		(569,495)
Beneficial conversion feature of convertible debentures	-		-
Change in fair market value of derivatives	(1,948,058)	504,858	(1,443,200)

Other income (expense), net	(5,439,102)	504,858	(4,934,244)

LOSS BEFORE INCOME TAXES	(14,106,474)	504,858	(13,601,616)

INCOME TAX PROVISION	-		-

NET LOSS	$(14,106,474)		$(13,601,616)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.28)		$(0.27)

Weighted average common shares outstanding
- basic and diluted	51,225,818		51,225,818

Table 3 – Statement of Cash Flows adjustments

	For the Fiscal Year		For the Fiscal Year
	Ended	Net	Ended
	June 30, 2014	Change	June 30, 2014
	As Originally Reported		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,106,474)	$501,858	$(14,106,474)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license	-		-
Preferred shares issued as compensation	2,123,017		2,123,017
Common shares and warrants issued for services	434,859		434,859
Common shares issued for interest	2,605,716		2,605,716
Warrants granted to scientific advisory board	199,849		199,849
Amortization of Deferred Compensation
Depreciation	203,234		203,234
Amortization	8,775		8,775
Change in fair value of derivative liabilities	1,948,058	(504,858)	1,443,200
Amortization of deferred financing expenses
Discount convertible debentures	569,495		569,495
Beneficial conversion feature of convertible debentures
Changes in operating assets and liabilities:
Prepaid expenses	(56,492)		(56,492)
Prepaid expenses -related parties	(162,438)		(162,438)
Other current assets	(150,000)		(150,000)
Deferred expenses	-		-
Accounts payable - trade	113,188		113,188
Accounts payable - related parties	48,109		48,109
Accrued expenses	(112,521)		(112,521)

NET CASH USED IN OPERATING ACTIVITIES	(6,333,625)	-	(6,333,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security Deposit	-		-
Purchase of property and equipment	(5,231,094)		(5,231,094)
Purchase of trademark	-		-
NET CASH USED IN INVESTING ACTIVITIES	(5,231,094)		(5,231,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	5,000,000		5,000,000
Proceeds from issuance of Convertible Preferred Series B stock, net
Proceeds from issuance of Convertible Preferred Series C stock, net
Proceeds from issuance of common stock and warrants in connection
with private placements of common stock, net of issuance costs	28,602,740		28,602,740
Proceeds from exercise of stock options	-		-
Proceeds from exercise of warrants	735,626		735,626
Collection of stock subscriptions received	-		-

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,338,366		34,338,366

NET CHANGE IN CASH	22,773,647		22,773,647

Cash at beginning of period	13,923,245		13,923,245

Cash at end of period	$36,696,892		$36,696,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-		$-
Income tax paid	$-		$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$434,859		$434,859.00
Common stock for interest	05,716		2,605,716.00
Preferred stock issued as compensation	2,123,017		2,123,017.00
Stock options issued to the officers as compensation	-		-
Stock warrants granted to scientific advisory board	199,849		199,849.00

Note 3 - Summary of Significant Accounting Policies

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

Derivatives and Fair Value of Financial Instruments

The Company applied paragraph 815-10-05-4 of the FASB Accounting Standards Codification to the Series B Convertible Debenture issued January 15, 2013, the private placement of Units of the Company’s Common Stock and Warrants issued September 10,2013, and the private placement of Units of the Company’s common Stock and Warrants issued January 21, 2014, Based on the guidance in paragraph 815-10-05-4 of the FASB Accounting Standards Codification the Company concluded these instruments were required to be accounted for as derivatives on issuance date.  The Company records the fair value of the Series B Convertibel Debenture and certain warrants that are classified as derivatives on issuance date and the fair value changes on each reporting date reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”  These derivative instruments are not designated as hedging instruments under paragraph 815-10-05-4 of the FASB Accounting Standards Codification and are disclosed on the balance sheet under Derivative Liabilities.

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

The Company’s Level 3 financial liabilities consist of the Series B convertible debenture issued January 15, 2013 and certain warrants issued on September 10, 2013 and January 21, 2014 with two private placements, for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. We have valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of issuance and June 30, 2014. The primary assumptions include: projected annual volatility of 92%-95%; the follow-on securities purchase option; the conversion feature as a percentage of Market; automatic/conditional conversions; market price trigger events.

As of June 30, 2014, the Company’s derivative financial instruments included:

1) Embedded derivatives associated with certain of the Company’s unsecured convertible debentures. The Company’s Series B convertible debenture issued to five (5) unrelated investors is a hybrid instrument, which warrants separate accounting as a derivative instrument. The embedded derivative feature has been bifurcated from the debt host contract, referred to as the Derivative Liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Debentures. The unamortized discount is amortized to interest expense using the effective interest method over the life of the Debentures. The embedded derivative feature includes the conversion feature within the notes and an early redemption option.  The compound embedded derivatives within the convertible Debentures have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as Change in fair value of derivative liabilities.

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

Series B Convertible Debenture:

Series B Convertible Debenture	6,000,000	6,000,000

Derivative Value	3,824,987	5,699,703

Mark to Market	(3,752,933)	1,874,716

2) Embedded derivatives associated with the Company’s certain Warrants issued on September 10, 2013 and January 21,2014 (See Note 9-Equity Transactions). The Company’s warrans issued in two private placements to investors were associated with full-ratchet anti-dilution feature that qualify as derivatives to be separately accounted. The embedded derivative feature has been bifurcated from the host contract, referred to as the Derivative Liability.  The embedded derivatives within the Warrant have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statemen of operations as Change in fair value of derivative liabilities.

The Company used a third party valuaton firm to develop a lattice model that values the liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.

The NanoViricides Warrants were valued as of issuance, exercise, and the quarterly periods with the following assumptions:

-	The 5 year warrants issued on 9/9/13 and 1/21/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).
-	The stock price would fluctuate with the Company projected volatility.
-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.
-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year		1 Year
9/9/13	87%	1/22/14	93%
9/25/13	87%	3/31/14	96%
9/30/13	87%	3/31/14	96%
12/31/13	92%	6/30/14	92%
1/21/14	93%	9/30/14	85%
12/31/14	75%

The primary factors driving the economic value of options are stock price; stock volatility; reset events and exercise behavior. Projections of these variables over the remaining term of the warrant are either derived or based on industry averages. Based on the above, a probability was assigned to each scenario for each future period, and the appropriate derivative value was determined for each scenario. The option value was then probability weighted and discounted to the present.

The fair value of the derivatives associated with the Series B Debentures was $2,735,310 as of January 15, 2013 upon issuance and was $5,699,703 at June 30, 2014.

The fair value of the derivatives associated with the September 10, 2013 Warrants was $3,210,617 as of September 10, 2013 upon issuance, The fair value of the derivatives associated with the January 21, 2014 Warrants was $2,687,125 as of January 21, 2014 upon issuance and the derivative value of the said Warrants was $5,235,682 at June 30, 2014.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended June 30, 2014:

	Fair Value Measurements Using Level 3 Inputs
	Derivative
	Liabilities	Totals
Balance, June 30, 2011	17,519	17,519
Total Gains or Losses (realized/unrealized)
Included in Net (Income) Loss	(172,245)	(172,245)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	1,233,424	1,233,424
Transfers in and/or out of Level 3
Balance, June 30, 2012	1,078,698	1,078,698
Total Gains or Losses (realized/unrealized)
Included in Net (Income) Loss	(1,249,335)	(1,249,335)
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	3,922,282	3,922,282
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2013	$3,751,645	$3,751,645
Included in Net (Income) Loss	1,443,200	1,443,200
Included in Other Comprehensive Income
Purchases, Issuances and Settlements	5,897,742	5,897,742
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2014	$10,935,385	$10,935,385

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative Liabilities:

	As of June 30, 2014
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Liabilities associated with:
Series B Convertible Debentures	5,699,703			5,699,703	5,699,703
Warrants	5,235,682			5,235,682	5,235,682

Total Derivative Liabilities	10,935,385			10,935,385	10,935,385

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

Note 4 - Financial Condition

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

Note 5 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, Significant shareholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by significant stockholder

InnoHaven, LLC	An entity owned and controlled by significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Fixed Assets

	June 30, 2014	June 30, 2013

During the reporting period, InnoHaven, LLC, acquired fixed assets on behalf of the Company from third party vendors behalf of the Company at 1 Controls Drive, Shelton, Ct	$4,500,000	-

During the reporting Period, Thera Cour Pharma, Inc acquired fixed assets on behalf of the Company from third party vendors	$528,720	-

Account Payable – Related Party

	June 30, 2014	June 30, 2013

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. . In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc on the reporting date was	$758,676	$710,567

The Accounts payable were offset by contractual advances of	$709,221	546,783

Net Account Payable to related party	$49,455	$163,784

Research and Development Costs Paid to Related Parties

	June 30, 2014	June 30, 2013

Development and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. As of June 30, 2014, pursuant to its license agreement, the Company has paid a security advance of $709,221 to and held by TheraCour Pharma, Inc. which is reflected in Prepaid Expenses. No royalties are due TheraCour from the Company’s inception through June 30, 2014.	$2,611,754	$1,988,046

Long-Term Debentures Payable – Directors

	June 30, 2014	June 30, 2013

On February 1, 2013, the Company raised $4M from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a., an additional interest payable in restricted common stock of 0.33, 0.33, and 0.34 shares in year 1, 2, and 3 respectively, and an additional interest of 0.33 warrants to be issued in the fourth year, per $1 of principal. The warrants are priced at $3.50 and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.	$4,000,000	$4,000,000

Repayments from inception to date	-	-

Remaining balance	4,000,000	4,000,000

Subsequent to the reporting period the Company on July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenture had been received by the Company prior to June 30, 2014, the year end reporting period and the Company has reported the said Debenture in these financial statements under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. Interest for the first quarter ending September 30, 2014 shall be calculated on a per diem basis from the Closing Date.	5,000,000	-

Repayments from inception to date	-	-

Remaining balance	5,000,000	-

	$9,000,000	$4,000,000

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

Note 6 - Concentrations

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

Note 10 - Stock Options and Warrants

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

Of the above warrants, 3,263,414 expire in fiscal year ending June 30, 2015; and 68,572 expire in fiscal year ended June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 127,487 in fiscal year ending June 30,2018; 5,359,169 in fiscal year ending June 30, 2019.

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

