Form 10-Q/A
period 2014-09-30
NANOVIRICIDES, INC.
filed 2015-02-23
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

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

NanoViricides, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the period ending September 30, 2014, originally filed on November 14, 2014 (the “Original Filing”), to amend and restate our previously issued financial statements and the related disclosures in the Original Filing. This Form 10-Q/A supersedes and replaces in its entirety the Original Filing.

During the preparation of the Company’s Quarterly Report on Form 10-Q for the period ending December 31, 2014, the Company and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) identified an accounting error in the financial statements as of June 30, 2014.

The restatement is the result of our reclassification attributable to the accounting for derivative functions contained in the anti-dilution provisions in certain warrants issued in connection with the company’s issuances of registered direct offerings. Specifically, the warrants contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding. The Company determined that the error caused a material understatement of its derivative liability for the quarterly period ended June 30, 2014.

In addition, we also have provided disclosure regarding the impact of the restatement on the adequacy of our internal control over financial reporting and disclosure controls and procedures for the relevant restatement periods in Part I, Item 4. Controls and Procedures.

For a more detailed explanation of these matters and resulting restatements, please see Note 2 to the Financial Statements - Restatement of Previously Issued Financial Statements. Unless expressly noted otherwise, the disclosures in this Annual Report continue to speak as of the date of the Original Filing, and do not reflect events occurring after the filing of the Original Filing.

2

NanoViricides, Inc.

FORM 10-Q/A

Nanoviricides, Inc.

Balance Sheets

	September 30, 2014	June 30, 2014
	(Unaudited)
	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,120,652	$36,696,892
Prepaid expenses	59,099	108,089
Prepaid expenses - related parties	424,402	709,221
Other current assets	-	150,000

Total Current Assets	41,604,153	37,664,202

PROPERTY AND EQUIPMENT
Property and equipment	7,299,254	6,736,742
Accumulated depreciation	(1,291,318)	(1,239,986)

Property and equipment, net	6,007,936	5,496,756

TRADEMARK
Trademark	458,954	458,954
Accumulated amortization	(52,889)	(50,696)

Trademark, net	406,065	408,258

SECURITY DEPOSIT	1,000,000	1,000,000

Total Assets	$49,018,154	$44,569,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,978	$376,446
Accounts payable – related parties	331,448	758,676
Accrued expenses	265,463	91,838

Total Current Liabilities	752,889	1,226,960

Debentures payable - Series B Net of discount	4,195,296	4,037,568
Derivative Liability-Series B Debenture	3,785,385	5,699,703
Derivative Liability-Series C Debenture	1,453,122	-
Deposit for debenture subscription	-	5,000,000
Derivative Liability-Warrants	4,558,581	5,235,682
Debentures Payable - Series C, Net of discount	2,083,765	-

Total Long Term Liabilities	16,076,149	19,972,953

Total Liabilities	16,829,038	21,199,913

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated,
3,387,795 and 3,193,079 shares issued and outstanding, respectively	3,389	3,194
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
0, and 0 shares issued and outstanding, respectively	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 85,714,285 shares authorized;
56,535,135 and 54,620,993 shares issued and outstanding, respectively	56,535	54,621
Additional paid-in capital	83,178,895	75,212,888
Accumulated deficit	(51,049,703)	(51,901,400)

Total Stockholders’ Equity	32,189,116	23,369,303

Total Liabilities and Stockholders’ Equity	$49,018,154	$44,569,216

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	Restated	Restated
OPERATING EXPENSES
Research and development	$811,107	$1,174,221
Refund credit research and development costs	-	-
General and administrative	876,026	714,561

Total operating expenses	1,687,133	1,888,782

LOSS FROM OPERATIONS	(1,687,133)	(1,888,782)

OTHER INCOME (EXPENSE):
Interest income, net	39,323	9,560
Interest expense	(245,000)	(120,986)
Discount on convertible debentures	(273,218)	(135,481)
Beneficial conversion feature of convertible debentures	-	-
Change in fair market value of derivatives	3,017,725	(4,425,833)

Other income (expense), net	2,538,830	(4,672,740)

LOSS BEFORE INCOME TAXES	851,697	(6,561,522)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$851,697	$(6,561,522)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$0.015	$(0.14)

Weighted average common shares outstanding
- basic and diluted	55,576,200	47,672,029

 See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Stockholders' Equity

For the interim period ended September 30, 2014

(Unaudited)

	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock		Total
	Number of		Number of		Number of		Number of		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, June 30, 2013	2,990,000	2,990	-	-	-	-	47,026,173	47,026	46,259,420	-	(38,299,784)	8,009,652

Shares issued for consulting and legal services rendered at $1.93 per share on July 31, 2013							3,627	4	6,996			7,000
Warrants issued to Scientific Advisory Board on August 15, 2013							-	-	106,050			106,050
Shares issued for consulting and legal services rendered at $2.03 per share on August 31, 2013							3,449	4	6,996			7,000

Common shares and warrants issued in connection with private placement of common stock, September 10, 2013							2,945,428	2,945	10,306,051			10,308,996
Costs associated with sale of Securities									(113,696)			(113,696)
Warrants issued for commissions, September 10, 2013							-	-	113,696			113,696
Placement Agents Fees related to sale of Common shares and Warrants on September 10, 2013							-	-	(618,545)			(618,545)
Common Shares issued to round up fractional shares arising from private placement on September 10,2013							5,940	6	(6)
Common Shares issued in connection with warrant conversion, September 25, 2013							35,357	35	185,589			185,624
Shares issued for consulting and legal services rendered at $2.17 per share on September 30, 2013							3,226	3	6,997			7,000
Shares issued for Directors fees at $2.04 per share on September 30, 2013							5,501	6	11,244			11,250

Series A Preferred Shares issued for employee stock compensation, October 1, 2013	5,025	5						-	35,995			36,000
Shares issued for consulting and legal services rendered at $5.29 per share on October 31, 2013							1,323	1	6,999			7,000
Warrants issued to Scientific Advisory Board on November 15, 2013							-	-	31,552			31,552
Shares issued for consulting and legal services rendered at $5.14 per share on November 30, 2013							1,362	1	6,999			7,000
Common Shares issued in connection with warrant conversion, December 16, 2013							7,143	7	24,993			25,000
Shares issued for consulting and legal services rendered at $5.01 per share on December 31, 2013							1,383	2	6,999			7,001
Shares issued for Directors fees at $5.07 per share on December 31, 2013							2,220	2	11,248			11,250

Common Shares issued in connection with warrant conversion, January 21, 2014							75,000	75	393,675			393,750

Common shares and warrants issued in connection with private placement of common stock, January 24 ,2014							3,815,285	3,815	20,026,392			20,030,207

Costs associated with sale of Securities January 24, 2014									(135,062)			(135,062)
Warrants issued for commissions, January 24, 2014							-	-	135,062			135,062
Placement Agents Fees related to sale of Common shares and Warrants on January 24, 2014							-	-	(1,201,815)			(1,201,815)
Shares issued for consulting and legal services rendered at $5.01 per share on January 31, 2014							1,828	1	6,999			7,000
Shares issued at $0.48 in payment of Debenture interest on February 1, 2013							571,429	571	2,605,145			2,605,716

Warrants issued to Scientific Advisory Board on February 15, 2014							-	-	30,352			30,352
Shares issued for consulting and legal services rendered at $3.97 per share on February 28, 2014							1,763	2	6,998			7,000
Common Shares issued in connection with warrant conversion, February 6, 2014							25,000	25	131,225			131,250
Rule 16B payment to Additional paid in Capital									83,900			83,900
Shares issued for Directors fees at $5.01 per share on March 31, 2014							2,247	2	11,248			11,250
Shares issued for consulting and legal services rendered at $3.83 per share on March 31, 2014							1,397	2	6,998			7,000
Series A Preferred Shares issued for employee stock compensation, March 31, 2014	20,695	21					-	-	192,020			192,041

Common shares issued for employee stock compensation at $4.03 per share, June 30, 2014							2,593	3	11,997			12,000
Series A Preferred Shares issued for employee stock compensation at April 30, 2014	2,572	2					-	-	20,894			20,896
Shares issued for consulting and legal services rendered at $3.25 per share on April 30, 2014							2,769	3	8,997			9,000
Shares issued for consulting and legal services rendered at $3.27 per share on May 31, 2014							2,752	3	8,997			9,000
Series A Preferred Shares issued for employee stock compensation at May 31, 2014	2,572	3					-	-	20,376			20,379

Warrants issued to Scientific Advisory Board on May 15, 2014							-	-	31,895			31,895
Shares issued for consulting and legal services rendered at $4.11 per share at June 30, 2014							2,190	2	8,998			9,000
Series A Preferred Shares issued for employee stock compensation at June 30, 2014	2,572	3					-	-	22,899			22,902
Common shares issued for employee stock compensation at $4.03 per share, June 30, 2014							71,430	72	287,788			287,860
Series A Preferred Shares issued for employee stock compensation at June 30, 2014	169,643	170					-		1,830,626			1,830,796
Shares issued for Directors fees at $4.11 per share on June 30, 2014							3,178	3	11,247			11,250

Restatement Adjustment									(5,740,540)			(5,740,540)
Net loss								-			(14,106,474)	(14,106,474)
Restatement Adjustment											504,858	504,858

Balance, June 30, 2014 (Restated)	3,193,079	3,194	-	-	-	-	54,620,993	54,621	75,212,888	-	(51,901,400)	23,369,303

Series A Preferred Shares issued for Debenture inerest July 2, 2014	187,000	187					-	-	1,152,110			1,152,297

Series A Preferred Shares issued for employee stock compensation July 31, 2014	2,572	2					-	-	23,632			23,634

Shares issued for consulting and legal services rendered on July 31, 2014							543		9,000			9,000

Shares issued for consulting and legal services rendered on August 31, 2014							590	1	8,999			9,000

Series A Preferred Shares issued for employee stock compensation at August 31, 2014	2,572	3					-	-	25,329			25,332

Warrants issued to Scientific Advisory Board on August 15, 2014							-	-	22,292			22,292

Common Shares issued in connection with warrant conversion, August 15,2014							1,909,227	1,909	6,680,388			6,682,297

Shares issued for consulting and legal services rendered on September 30, 2014							926	1	8,999			9,000
Series A Preferred Shares issued for employee stock compensation at September 30, 2014	2,572	3					-	-	24,011			24,014

Shares issued for Directors fees at $3.94 per share on September 30, 2014							2,856	3	11,247			11,250

Net Loss								-			(239,070)	(239,070)
Restatement Adjustment											1,090,767	1,090,767

Balance, September 30, 2014 (Restated)	3,387,795	3,389	-	-	-	-	56,535,135	56,535	83,178,895	-	(51,049,703)	32,189,116

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

	Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$851,697	$(6,561,522)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Preferred shares issued for license		-
Series A Preferred shares issued as compensation	72,980	-
Common shares and warrants issued for services	38,250	32,250
Warrants granted to scientific advisory board	22,292	106,050
Depreciation	51,332	52,719
Amortization	2,193	2,193
Change in fair value of derivative liability	(3,017,725)	4,425,833
Discount convertible debentures	273,218	135,481
Changes in operating assets and liabilities:
Prepaid expenses	48,990	(206,765)
Prepaid expenses - Related parties	284,819
Other current assets	150,000	-
Accounts payable - trade	(220,468)	144,802
Accounts payable - related parties	(427,228)	429,258
Accrued expenses	173,625	115,253

NET CASH USED IN OPERATING ACTIVITIES	(1,696,025)	(1,324,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	-	(1,000,000)
Purchase of property and equipment	(562,512)	(2,273,989)

NET CASH USED IN INVESTING ACTIVITIES	(562,512)	(3,273,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs		9,690,450
Proceeds from exercise of warrants	6,682,297	185,624

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,682,297	9,876,074

NET CHANGE IN CASH	4,423,760	5,277,637

Cash at beginning of period	36,696,892	13,923,245

Cash at end of period	$41,120,652	$19,200,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$38,250	$32,250
Preferred stock issued as compensation	72,980	-
Series A Preferred stock issued as discount on Debentures	1,645,606
Stock warrants granted to scientific advisory board	22,292	106,050
Stock warrants granted to brokers		113,696

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

Note 2- Restatement of Previously Issued Financial Statements

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our audited financial statements for the year ended June 30, 2014, we inadvertently overlooked the anti-dilution provisions in certain warrants issued in connection with the company’s private placements of securities. Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding.  Adjustments to settlement amounts by future equity offerings or contractual terms of other equity-linked financial instruments issued in a subsequent period are not inputs to the fair value of a fixed-for-fixed opinion on equity shares. Accordingly, the warrants are not considered indexed to its own stock and thus must be accounted for as derivative liabilities which require initial measurement at fair value and adjustment to fair value in subsequent periods. The Company determined that the error caused a material understatement of its derivative liability for the year ended June 30, 2014. As a result of this error, we restated our audited financial statements for the year ended June 30, 2014 and are restating the unaudited financial statements for the three months ended September 30, 2014 and 2013 contained herein.

For the year ended June 30, 2014 this restatement increased the Company’s derivative liability and decreased Additional Paid in Capital by $5,235,682, decreased Accumulated deficit by $504,858 and reduced the Company’s loss for the year ended June 30, 2014 by $504,858. The results of the restatement for the three months ended September 30, 2013 were reflected in the financial statements for the Year ended June 30, 2014.

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014 we determined that in preparing our unaudited financial statements for the quarter ended September 30, 2014, we inadvertently did not recognize a single compound embedded derivative included with the issuer’s redemption rights in the Series C Convertible Debenture and the holders conversion right to receive coupon interest in common stock of the issuer. The Series C Convertible Debentures were issued on July 2, 2014. The Company has restated its financial statements for the three month period ended September 30, 2014 to recognize Discount on Series C Debentures of $3,031,125 arising from$1,152,297 relative fair value of the Company’s Series A Preferred shares issued as interest and the fair value of $1,879,428 of the embedded derivative which was recognized as an increase to derivative liability . Additionally, $115,490 of interest expense was recognized due to amortization of the Discount on Series C Convertible Debentures. This resulted in a net adjustment of the originally reported discount of $1,373,479.

The combined impacts of all the above adjustments to the line items in our unaudited financial statements for the periods covered by this Form 10Q/A are provided in the tables below:

Schedule A – September 30, 2014

Nanoviricides, Inc.

Balance Sheets

	September 30, 2014	Net Adjustment	September 30,2014
	(Unaudited)		(Unaudited)
	Original		Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,120,652		$41,120,652
Prepaid expenses	59,099		59,099
Prepaid expenses - related parties	424,402		424,402
Other current assets	-		-

Total Current Assets	41,604,153	-	41,604,153

PROPERTY AND EQUIPMENT
Property and equipment	7,299,254		7,299,254
Accumulated depreciation	(1,291,318)		(1,291,318)

Property and equipment, net	6,007,936		6,007,936

TRADEMARK
Trademark	458,954		458,954
Accumulated amortization	(52,889)		(52,889)

Trademark, net	406,065		406,065

SECURITY DEPOSIT	1,000,000		1,000,000

Total Assets	$49,018,154		$49,018,154

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$155,978		$155,978
Accounts payable – related parties	331,448		331,448
Accrued expenses	265,463		265,463

Total Current Liabilities	752,889		752,889

Debentures payable - Series B Net of discount	4,195,296		4,195,296
Derivative Liability - Series B Debentures	3,785,385		3,785,385
Derivative Liability - Warrants	-	4,558,581	4,558,581
Debentures Payable - Series C, Net of discount	3,457,244	(1,373,479)	2,083,765
Derivative Liability - Series C Debentures	-	1,453,122	1,453,122

Total Long Term Liabilities	11,437,925	4,638,224	16,076,149

Total Liabilities	12,190,814		16,829,038

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 3,387,795 and 3,193,079 shares issued and outstanding, respectively	3,389		3,389
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0, and 0 shares issued and outstanding, respectively	-		-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0 and 0 shares issued and outstanding, respectively	-		-
Common stock, $0.001 par value; 85,714,285 shares authorized; 56,535,135 and 54,620,993 shares issued and outstanding, respectively	56,535		56,535
Additional paid-in capital	89,412,744	(6,233,849)	83,178,895
Accumulated deficit	(52,645,328)	1,595,625	(51,049,703)

Total Stockholders' Equity	36,827,340	(4,638,224)	32,189,116

Total Liabilities and Stockholders' Equity	$49,018,154		$49,018,154

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months		For the Three Months
	Ended		Ended
	September 30, 2014	Net Adjustments	30-Sep-14
	(Unaudited)		(Unaudited )
	Original		Restated
OPERATING EXPENSES
Research and development	$811,107		$811,107
Refund credit research and development costs	-		-
General and administrative	876,026		876,026

Total operating expenses	1,687,133		1,687,133

LOSS FROM OPERATIONS	(1,687,133)		(1,687,133)

OTHER INCOME (EXPENSE):
Interest income, net	39,323		39,323
Interest expense	(245,000)		(245,000)
Discount on convertible debentures	(260,578)	(12,640)	(273,218)
Beneficial conversion feature of convertible debentures	-		-
Change in fair market value of derivatives	1,914,318	1,103,407	3,017,725

Other income (expense), net	1,448,063	1,090,767	2,538,830

INCOME (LOSS) BEFORE INCOME TAXES	(239,070)	1,090,767	851,697

INCOME TAX PROVISION	-		-

NET INCOME (LOSS)	$(239,070)	1,090,767	$851,697

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.004)		$0.015

Weighted average common shares outstanding
- basic and diluted	55,576,200		55,576,200

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months		Fot the Three Months
	Ended		Ended
	September 30, 2014	Net Adjustment	Septembr 30,2014

	Original		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,070)	1,090,767	$851,697

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued for license
Series A Preferred shares issued as compensation	72,980		72,980
Common shares and warrants issued for services	38,250		38,250
Common shares issued for interest
Warrants granted to scientific advisory board	22,292		22,292
Amortization of deferred compensation
Depreciation	51,332		51,332
Amortization	2,193		2,193
Change in fair value of derivative liability	(1,914,318)	(1,103,407)	(3,017,725)
Amortization of deferred financing expenses			-
Discount convertible debentures	260,578	12,640	273,218
Beneficial conversion feature of convertible debentures
Changes in operating assets and liabilities:
Prepaid expenses	48,990		48,990
Prepaid expenses - Related parties	284,819		284,819
Other current assets	150,000		150,000
Deferred expenses
Accounts payable - trade	(220,468)		(220,468)
Accounts payable - related parties	(427,228)		(427,228)
Accrued expenses	173,625		173,625
Accrued payroll to officers and related payroll tax expense

NET CASH USED IN OPERATING ACTIVITIES	(1,696,025)	-	(1,696,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	-
Purchase of property and equipment	(562,512)		(561,512)
Purchase of trademark	-		-

NET CASH USED IN INVESTING ACTIVITIES	(562,512)		(562,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures
Proceeds from issuance of Convertible Preferred Series B stock, net
Proceeds from issuance of Convertible Preferred Series C stock, net
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs
Proceeds from exercise of stock options
Proceeds from exercise of warrants	6,682,297		6,682,297
Collection of stock subscriptions received

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,682,297		6,682,297

NET CHANGE IN CASH	4,423,760	-	4,693,131

Cash at beginning of period	36,696,892		36,696,892

Cash at end of period	$41,120,652		$41,120,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-		$-
Income tax paid	$-		$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$38,250		38,250.00
Common stock for interest
Preferred stock issued as compensation	72,980		72,980.00
Series A Preferred stock issued as discount on Debentures	1,645,606		1,645,606.00
Stock options issued to the officers as compensation
Stock warrants granted to scientific advisory board	22,292		22,292.00

See accompanying notes to the financial statements

Schedule B – September 30, 2013

Nanoviricides, Inc.

Balance Sheets

	September 30, 2013			September 30,2013
	(Unaudited)			(Unaudited)
	As Original Reported	Net Adjustment		As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,200,882	$		$19,200,882
Prepaid expenses	805,145			805,145

Total Current Assets	20,006,027			20,006,027

PROPERTY AND EQUIPMENT
Property and equipment	3,779,636			3,779,636
Accumulated depreciation	(1,089,471)			(1,089,471)

Property and equipment, net	2,690,165			2,690,165

TRADEMARK
Trademark	458,954			458,954
Accumulated amortization	(44,114)			(44,114)

Trademark, net	414,840			414,840

SECURITY DEPOSIT	2,000,000			2,000,000

Total Assets	$25,111,032			$25,111,032

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$408,058			$408,058
Accounts payable – related parties	1,139,825			1,139,825
Accrued expenses	319,612			319,612

Total Current Liabilities	1,867,495			1,867,495

Debentures payable	3,603,554			3,603,554
Derivative liability - Debenture	7,888,736			7,888,736
Derivative liability - Warrants	-		3,443,717	3,443,717

Total Long Term Liabilities	11,492,290		3,443,717	14,936,007

Total Liabilities	13,359,785		3,443,717	16,803,502

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 2,990,000 shares designated, 2,990,000 shares issued and outstanding	2,990			2,990
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0, and 0 shares issued and outstanding, respectively	-			-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 0 and 0 shares issued and outstanding, respectively	-			-
Common stock, $0.001 par value; 85,714,285 shares authorized; 50,028,701 and 47,026,173 shares issued and outstanding, respectively	50,029			50,029
Additional paid-in capital	56,270,792		(3,154,975)	53,115,817
Deficit accumulated during the development stage	(44,572,564)		(288,742)	(44,861,306)

Total Stockholders' Equity	11,751,247		(3,443,717)	8,307,530

Total Liabilities and Stockholders' Equity	$25,111,032	$		$25,111,032

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

	For the Three Months		For the Three Months
	Ended		Ended
	September 30, 2013		September 30, 2013
	(Unaudited)		(Unaudited)
	As Original Reported	Net Adjustment	As Restated
OPERATING EXPENSES
Research and development	$1,174,221		$1,174,221
Refund credit research and development costs	-		-
General and administrative	714,561		714,561

Total operating expenses	1,888,782	-	1,888,782

LOSS FROM OPERATIONS	(1,888,782)	-	(1,888,782)

OTHER INCOME (EXPENSE):
Interest income, net	9,560		9,560
Interest expense	(120,986)		(120,986)
Discount on convertible debentures	(135,481)		(135,481)
Beneficial conversion feature of convertible debentures	-		-
Change in fair market value of derivatives	(4,137,091)	(288,742)	(4,425,833)

Other income (expense), net	(4,383,998)	(288,742)	(4,672,740)

LOSS BEFORE INCOME TAXES	(6,272,780)	(288,742)	(6,561,522)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(6,272,780)	(288,742)	$(6,561,522)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.13)		$(0.14)

Weighted average common shares outstanding
- basic and diluted	47,672,029		47,672,029

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

	For the Three Months		For the Three Months
	Ended		Ended
	September 30, 2013		September 30, 2013
	(Unaudited)		(Unaudited)
	As Original Reported	Net Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,272,780)	$(288,742)	$(6,561,522)

Adjustments to reconcile net loss to net cash used in operating activities
Common shares and warrants issued for services	32,250		32,250
Warrants granted to scientific advisory board	106,050		106,050
Depreciation	52,719		52,719
Amortization	2,193		2,193
Change in fair value of derivative liability	4,137,091	288,742	4,425,833
Discount convertible debentures	135,481		135,481
Changes in operating assets and liabilities:
Prepaid expenses	(206,765)		(206,765)
Accounts payable - trade	144,802		144,802
Accounts payable - related parties	429,258		429,258
Accrued expenses	115,253		115,253

NET CASH USED IN OPERATING ACTIVITIES	(1,324,448)	-	(1,324,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	(1,000,000)		(1,000,000)
Purchase of property and equipment	(2,273,989)		(2,273,989)

NET CASH USED IN INVESTING ACTIVITIES	(3,273,989)	-	(3,273,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	9,690,450		9,690,450
Proceeds from exercise of warrants	185,624		185,624

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,876,074		9,876,074

NET CHANGE IN CASH	5,277,637		5,277,637

Cash at beginning of period	13,923,245		13,923,245

Cash at end of period	$19,200,882		$19,200,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-		$-
Income tax paid	$-		$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services rendered	$32,250		$32,250
Stock warrants granted to scientific advisory board	$106,050		$106,050
Stock warrants granted to brokers	$113,696		$113,696

See accompanying notes to the financial statements

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management,   considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K/A for the fiscal year ended June 30, 2014 filed with the SEC.

For a summary of significant accounting policies (which have not changed from June 30, 2014), see the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2014.

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

Note 4- Financial Condition

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

Note 5 - Related Party Transactions

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

Note 8 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2014	June 30, 2014

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(52,889)	(50,696)
Trademarks and Patents, Net	$406,065	$408,258

Amortization expense amounted to $2,193 and 2,193 for the three months ended September 30, 2014, and 2013, respectively.

Note 9 - Prepaid Expenses

Prepaid Expenses are summarized as follows:

	September 30, 2014	June 30, 2014
TheraCour Pharma, Inc.	$424,402	$709,221
Prepaid Others	59,099	108,089
	$483,501	$817,310

Note 10 - Equity Transactions

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

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our unaudited financial statements for the quarter ended September 30, 2014, we inadvertently did not recognize a single compound embedded derivative included with the issuer’s redemption rights in the Series C Convertible Debenture and the holders conversion right to receive coupon interest in common stock. See Note 2 to the financial statements.

The Company first allocated the proceeds between the relative fair value of 187,000 of the Series A Convertible Preferred Stock and the Debenture and a debt discount is recorded to offset the amount of the proceeds allocated to the Preferred Stock, then the embedded derivative is bifurcated at fair value with the remaining balance allocated to the Debenture.

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

The relative fair value of 187,000 shares of the Series A Preferred stock on issuance date was $1,152,297.

The Company used a 3rd party consultant to develop a latticemodel that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at issuance date and quarterly period ended September 30, 2014.

The following assumptions were used for the valuation of the compound embedded derivative:

•	The balance of the Series C Convertible Debenture as of issuance and 9/30/14 is $5,000,000;
•	The underlying stock price was used as the fair value of the common stock; The pre–split stock price decreased from $0.8571 to $0.7771 which significantly increased the warrant value with the $1.00 exercise price (from out to in the money);
•	The projected annual volatility was based on the Company historical volatility:

1 year

7/1/14 92%

9/30/14 85%

12/31/14 75%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;
•	The company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);
•	The Holder would automatically convert the interest if the company was not in default and its shares value would equivalent to the cash value;
•	The Holder would automatically convert the debenture at maturity if the registration was effective and the company was not in default.
•	The Weighted Cost of Capital discount rate (based on the Market Value of the transaction at issuance) adjusted for changes in the risk free rate is 21.86%.
•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture as of September 30, 2014 was $1,879,428.

The Company recognized a charge of $3,031,125 as a discount of the Series C Debenture which will be amortized over the remaining life of the Debenture under the straight line method. For the three months ended September 30, 2014, the Company recognized $115,490 amortization of this discount as a charge to “Discount on convertible debentures”.

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

Note 11 - Stock Options and Warrants

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

Note 13 - Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that the following reportable subsequent event is required to be disclosed:

On October 31, 2014, the Company filed a Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “Commission”).  The Registration Statement is a “universal” shelf registration statement for the registration of up to $50 million of our common stock, preferred stock, warrants, debt securities and units comprised of any or all of such securities.  If and when the Registration Statement is declared effective, the Company will be able tooffer and sell, from time to time, up to $50 million of securities, including shares of the Company’s common stock and preferred stock, debt securities, warrants, and units, the terms of which will be described in prospectus supplements filed with the Commission, as applicable.  Such securities may not be sold, nor may offers to buy be accepted, until the Registration Statement is declared effective by the Commission.

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

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) originally concluded that as of the end of the period covered by the Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However,in connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our audited financial statements for the year ended June 30, 2014, we inadvertently overlooked the anti-dilution provisions in certain warrants issued in connection with the company’s private placements of securities Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding.

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our unaudited financial statements for the quarter ended September 30, 2014, we inadvertently did not recognize a single compound embedded derivative included with the Company’s redemption rights in the Series C Convertible Debenture and the holders conversion right to receive coupon interest in common stock of the Company. The Series C Convertible Debentures were issued on July 2, 2014. The Company has restated its financial statements for the hree month period ended September 30, 2014 ..

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, management originally concluded that our internal control over financial reporting was effective as of June 30, 2014.

In connection with the restatement discussed in Note 2 of the Notes to Financial Statements included in this Form 10-Q/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this reassessment, using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 due to a deficiency in the controls over the review of consultants engaged to advise as to potential derivative liabilities. Management concluded that this deficiency was a material weakness as defined in the Securities and Exchange Commission regulations. This control deficiency resulted in the misstatement of the Company’s derivative liability and the related financial disclosures for the year ended June 30, 2014 and the restatement of the unaudited financial information for the quarter ended September 30, 2014 . The Company has restated the Company’s financial statements for the three months ended December 31, 2013. The results of which are reported in this Form 10Q/A at Note 2 to the financial statements.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, implementing a process of enhanced review of all financial transactions including engagement of outside specialists to evaluate our financial transactions as they arise. The actions that we will be taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts when fully implemented will effectively remediate the material weakness recognized while preparing our unaudited financial statements for the fourth quarter of 2014. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control Over Financial Reporting

On May 13, 2013, the Company appointed Meeta Vyas as its Interim Chief Financial Officer,Meeta Vyas is a seasoned executive with large, public company experience.

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) originally concluded that as of the end of the period covered by the Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However,in connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our audited financial statements for the year ended June 30, 2014, we inadvertently overlooked the anti-dilution provisions in certain warrants issued in connection with the company’s private placements of securities Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding.

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our unaudited financial statements for the quarter ended September 30, 2014, we inadvertently did not recognize a single compound embedded derivative included with the Company’s redemption rights in the Series C Convertible Debenture and the holders conversion right to receive coupon interest in common stock of the Company. The Series C Convertible Debentures were issued on July 2, 2014. The Company has restated its financial statements for the three month period ended September 30, 2014 .

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework, management originally concluded that our internal control over financial reporting was effective as of June 30, 2014.

In connection with the restatement discussed in Note 2 of the Notes to Financial Statements included in this Form 10-Q/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this reassessment, using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 due to a deficiency in the controls over the review of consultants engaged to advise as to potential derivative liabilities. Management concluded that this deficiency was a material weakness as defined in the Securities and Exchange Commission regulations. This control deficiency resulted in the misstatement of the Company’s derivative liability and the related financial disclosures for the year ended June 30, 2014 and the restatement of the unaudited financial information for the quarter ended September 30, 2014 . The Company has restated the Company’s financial statements for the three months ended December 31, 2013. The results of which are reported in this Form 10Q/A at Note 2 to the financial statements.

Remediation Plan

We are in the process of remediating this material weakness by, among other things, implementing a process of enhanced review of all financial transactions including engagement of outside specialists to evaluate our financial transactions as they arise. The actions that we will be taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts when fully implemented will effectively remediate the material weakness recognized while preparing our unaudited financial statements for the fourth quarter of 2014. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control Over Financial Reporting

On May 13, 2013, the Company appointed Meeta Vyas as its Interim Chief Financial Officer,Meeta Vyas is a seasoned executive with large, public company experience.

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

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: February 23, 2015	Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Dated: February 23, 2015	Name: Meeta Vyas
Title: Chief Financial Officer
(Chief Financial Officer)

