Form 10-Q
period 2014-12-31
NANOVIRICIDES, INC.
filed 2015-02-24
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT 1934.

For the quarterly period ended December 31, 2014

Commission File Number: 333-148471

NANOVIRICIDES, INC.

(Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction	(IRS Employer Identification No.)
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

Yes ☐   No ☒

The number of shares outstanding of the Company’s Common Stock as of February 24, 2015 was approximately: 56,564,190

NanoViricides, Inc.

FORM 10-Q

Nanoviricides, Inc.

Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,258,618	$36,696,892
Prepaid expenses	235,110	108,089
Other current assets	-	150,000

Total Current Assets	35,493,728	36,954,981

PROPERTY AND EQUIPMENT
Property and equipment	12,050,068	6,736,742
Accumulated depreciation	(1,342,650)	(1,239,986)

Property and equipment, net	10,707,418	5,496,756

TRADEMARK
Trademark and Patents	458,954	458,954
Accumulated amortization	(55,082)	(50,696)

Trademark, net	403,872	408,258

SECURITY DEPOSIT	1,000,000	1,000,000

Total Assets	$47,605,018	$43,859,995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$501,957	$376,446
Accounts payable – related parties	208,074	49,455
Accrued expenses	161,779	91,838
Deferred interest payable	250,000	-

Total Current Liabilities	1,121,810	517,739

LONG TERM LIABILITIES:
Deposit for debenture	-	5,000,000
Debentures payable - Series C, net of discount	2,209,835	-
Debentures payable - Series B, net of discount	4,359,186	4,037,568
Derivative liability -Series B debentures	3,274,961	5,699,703
Derivative liability - Series C debentures	1,206,532	-
Derivative liability - warrants	4,924,378	5,235,682

Total Long Term Liabilities	15,974,892	19,972,953

Total Liabilities	17,096,702	20,490,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 3,398,369 and 3,193,079 shares issued and outstanding, respectively	3,400	3,194
Series B Convertible Preferred stock, $0.001 par value, 2,857,143 shares designated, none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Common stock, $0.001 par value; 85,714,285 shares authorized; 56,564,190 and 54,620,993 shares issued and outstanding, respectively	56,564	54,621
Additional paid-in capital	83,379,197	75,212,888
Accumulated deficit	(52,930,845)	(51,901,400)

Total Stockholders' Equity	30,508,316	23,369,303

Total Liabilities and Stockholders' Equity	$47,605,018	$43,859,995

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
		As Restated		As Restated
OPERATING EXPENSES
Research and development	$916,739	$1,130,478	$1,727,846	$2,304,699
General and administrative	899,916	620,934	1,775,942	1,335,495

Total operating expenses	1,816,655	1,751,412	3,503,788	3,640,194

LOSS FROM OPERATIONS	(1,816,655)	(1,751,412)	(3,503,788)	(3,640,194)

OTHER INCOME (EXPENSE):
Interest income	81,702	14,501	121,025	24,061
Interest expense	(247,444)	(125,514)	(492,444)	(246,500)
Discount on convertible debentures	(289,960)	(140,773)	(563,178)	(276,254)
Change in fair market value of derivatives	391,216	639,703	3,408,941	(3,786,130)

Other income (expense), net	(64,486)	387,917	2,474,344	(4,284,823)

LOSS BEFORE INCOME TAX PROVISION	(1,881,141)	(1,363,495)	(1,029,444)	(7,925,017)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(1,881,141)	$(1,363,495)	$(1,029,444)	(7,925,017)

NET LOSS PER COMMON SHARE
- Basic	$(0.03)	$(0.03)	$(0.02)	(0.16)
- Diluted	$(0.04)	$(0.03)	$(0.05)	$(0.16)

Weighted average common shares outstanding
- Basic	56,557,352	50,031,363	56,066,776	48,851,696
- Diluted	59,224,019	50,031,363	58,733,443	48,851,696

See accompanying notes to the financial statements

NanoViricides, Inc.

Directors 0630

Statement of Stockholders' Equity

For the period from June 30, 2014 through December 31, 2014

											Deficit
											Accumulated
	Series A Preferred Stock: Par $0.001		Series B Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional	Stock	During the	Total
	Number of		Number of		Number of		Number of		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity

Balance, June 30, 2014	3,193,079	3,194	-	-	-	-	54,620,993	54,621	75,212,888	-	(51,901,400)	23,369,303

Series A Preferred Shares issued for Debenture inerest July 2, 2014	187,000	187					-	-	1,152,110			1,152,297

Series A Preferred Shares issued for employee stock compensation July 31, 2014	2,572	2					-	-	23,632			23,634

Shares issued for consulting and legal services rendered on July 31, 2014							543		9,000			9,000

Shares issued for consulting and legal services rendered on August 31, 2014							590	1	8,999			9,000

Series A Preferred Shares issued for employee stock compensation at August 31, 2014	2,572	3					-	-	25,329			25,332

Warrants issued to Scientific Advisory Board on August 15, 2014							-	-	22,292			22,292

Common Shares issued in connection with warrant conversion, August 15,2014							1,909,227	1,909	6,680,388			6,682,297

Shares issued for consulting and legal services rendered on September 30, 2014							926	1	8,999			9,000

Series A Preferred Shares issued for employee stock compensation at September 30, 2014	2,572	3					-	-	24,011			24,014

Shares issued for Directors fees at $3.94 per share on September 30, 2014							2,856	3	11,247			11,250

Common Shares issued in connection with warrant conversion, October 1,2014							17,429	17	60,983			61,000

Series A Preferred Shares issued for employee stock compensation October 31, 2014	2,572	2					-	-	18,763			18,765

Shares issued for consulting and legal services rendered on October 31, 2014							2,500	3	8,997			9,000

Warrants issued to Scientific Advisory Board November 15, 2014							-	-	16,977			16,977

Shares issued for consulting and legal services rendered on November 30 , 2014							2,624	3	8,997			9,000

Series A Preferred Shares issued for consulting and legal services rendered on November 30, 2014	2,858	3							24,471			24,474

Series A Preferred Shares issued for employee stock compensation at November 30, 2014	2,572	3					-	-	22,022			22,025

Shares issued for consulting and legal services rendered on December 31 , 2014							3,103	3	8,997			9,000

Series A Preferred Shares issued for employee stock compensation at December 30, 2014	2,572	3					-	-	18,846			18,849

Shares issued for Directors fees on December 31, 2014							3,399	3	11,247			11,250

Net loss								-			(1,029,444)	(1,029,444)

	3,398,369	3,400
Balance, December 31, 2014			-	-	-	-	56,564,190	56,564	83,379,197	-	(52,930,845)	30,508,316

Nanoviricides, Inc.

Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,029,444)	$(7,925,017)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	157,094	63,000
Common shares and warrants issued for services	76,503	64,500
Warrants granted to scientific advisory board	39,269	137,602
Amortization of deferred compensation	-	-
Depreciation	102,664	106,072
Amortization	4,386	4,387
Change in fair value of derivative liability	(3,408,941)	3,786,129
Discount convertible debentures	563,178	276,254
Changes in operating assets and liabilities:
Prepaid expenses	(127,022)	(208,011)
Other current assets	150,000	-
Deferred expenses	250,000	-
Accounts payable - trade	125,511	(18,978)
Accounts payable - related parties	158,619	176,025
Accrued expenses	69,940	20,531

NET CASH USED IN OPERATING ACTIVITIES	(2,868,243)	(3,517,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Security deposit	-	(1,000,000)
Purchase of property and equipment	(5,313,326)	(2,357,983)

NET CASH USED IN INVESTING ACTIVITIES	(5,313,326)	(3,357,983)

Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	-	9,690,450
Proceeds from exercise of warrants	6,743,295	210,626

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,743,295	9,901,076

NET CHANGE IN CASH	(1,438,274)	3,025,587

Cash at beginning of period	36,696,892	13,923,245

Cash at end of period	$35,258,618	$16,948,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Series A Preferred stock issued as discount on Debentures	1,152,297	-

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

December 31, 2014 AND 2013

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

Note 2- Restatement of Previously Issued Financial Statements

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our audited financial statements for the year ended June 30, 2014, we inadvertently overlooked the anti-dilution provisions in certain warrants issued in connection with the company’s private placements of securities. Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding.  Adjustments to settlement amounts by future equity offerings or contractual terms of other equity-linked financial instruments issued in a subsequent period are not inputs to the fair value of a fixed-for-fixed opinion on equity shares. Accordingly, the warrants are not considered indexed to its own stock and thus must be accounted for as derivative liabilities which require initial measurement at fair value and adjustment to fair value in subsequent periods . The Company determined that the error caused a material understatement of its derivative liability for the year ended June 30, 2014. As a result of this error, we filed the Form 10-K/A to restate our audited financial statements for the year ended June 30, 2014 and 2013 on February 23, 2015 and the Form 10-Q/A to restate the unaudited financial statements for the three month periods ended September 30, 2014 and 2013. The three and six month periods ended December 31, 2013 contained herein have also been restated to reflect the correction of the forementioned error.

For the three and six months ended December 31, 2013, the Company determined that its warrants issued in units with its common stock on September 10, 2013 should be accounted for as a liability which resulted in the reclassification of $3,154,975 from stockholder’s equity to Derivative Liability – Warrants. Additionally, for the three and six months ended December 31, 2013, the Derivative Liability was reduced by $328,887 and $40,145 respectively. The net adjustments reduced the Company’s reported loss for the three and six months ended December 31, 2013 by $328,887 and $40,145, respectively.

Also in connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014 we determined that in preparing our unaudited financial statements for the quarter ended September 30, 2014, we inadvertently did not recognize a single compound embedded derivative included with the issuer’s redemption rights in the Series C Convertible Debenture and the holders conversion right to receive coupon interest in common stock of the issuer. The Series C Convertible Debentures were issued on July 2, 2014. The Company has restated its financial statements for the three month period ended September 30, 2014 in the Form 10-Q/A filed on February 23, 2015 for the quarter ended September 30, 2014 and 2013 . The net adjustment resulting from the recognition of the embedded derivative is an increase of $1,879,428 to derivative liability and corresponding reductions in the Series C convertible Debenture liability account for $1,453,122 and a reduction in additional paid in capital of $426,306. Further information is available in our quarterly report Form 10-Q/A filed for the period ended September 30, 2014.

The combined impacts of the above adjustments to the line items in our unaudited financial statements for the three and six months ended December 31, 2013 are summarized in the tables below:

Balance Sheet Data

	December 31, 2013	Net Adjustments	December 31, 2013
	(Unaudited)		(Unaudited
	As Originally Reported		As Restated

LONG TERM LIABILITIES:
Debentures payable - Series B	3,744,327	-	3,744,327
Derivative liability -Series B	7,577,919	-	7,577,919
Derivative liability -Warrants	-	3,114,830	3,114,830
Total Long Term Liabilities	11,322,246	3,114,830	14,437,076

Total Liabilities	12,678,008	3,114,830	15,792,838

STOCKHOLDERS' EQUITY:
Additional paid-in capital	56,422,575	(3,154,975)	53,267,600
Deficit accumulated during the development stage	(46,264,946)	40,145	(46,224,801)

Total Stockholders' Equity	10,210,668	(3,114,830)	7,095,838

Statements of Operations

(Unaudited)

	For the Three Months		For the Three Months	For the Six Months		For the Six Months
	Ended		Ended	Ended		Ended
	December 31, 2013	Net Adjustments	December 31,2013	December 31, 2013	Net Adjustments	December 31,2013
	As Originally Reported		As Restated	As Originally Reported		As Restated
OPERATING EXPENSES
Research and development	$1,130,478	-	1,130,478	$2,304,699	-	$2,304,699
Refund credit research and development costs	-	-		-	-
General and administrative	620,934	-	620,934	1,335,495	-	1,335,495

Total operating expenses	1,751,412	-	1,751,412	3,640,194	-	3,640,194

LOSS FROM OPERATIONS	(1,751,412)	-	(1,751,412)	(3,640,194)	-	(3,640,194)

OTHER INCOME (EXPENSE):
Interest income	14,501	-	14,501	24,061	-	24,061
Interest expense	(125,514)	-	(125,514)	(246,500)	-	(246,500)
Discount on convertible debentures	(140,773)	-	(140,773)	(276,254)	-	(276,254)
Beneficial conversion feature of convertible debentures	-	-	-	-	-	-
Change in fair market value of derivatives	310,816	328,887	639,703	(3,826,275)	40,145	(3,786,130)

Other income (expense), net	59,030	328,887	387,917	(4,324,968)	40,145	(4,284,823)

LOSS BEFORE INCOME TAX PROVISION	(1,692,382)	328,887	(1,363,495)	(7,965,162)	40,145	(7,925,017)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(1,692,382)	$328,887	$(1,363,495)	$(7,965,162)	$-	$(7,925,017)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management,   considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s form 10-K/A for the fiscal year ended June 30, 2014 filed with the SEC on February 23, 2015.

Reclassifications

Certain accounts in the June 30, 2014 financial statements have been reclassified to conform to the current period presentation.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K/ Amendment 2 for the fiscal year ended June 30, 2014.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended December 31, 2014	For the Six Months Ended December 31, 2013

Stock options

Stock options issued on September 23, 2005 to the founders of the Company upon formation with an exercise price of $0.35 per share expiring ten (10) years from the date of issuance	535,715	535,715

Sub-total: stock options	535,715	535,715

Warrants

Warrants issued from June 15, 2006 to October 1, 2007 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring August 15, 2014	-	520,286

Warrants issued on August 22, 2008 to investors in connection with the Company’s equity financing with an exercise price of $3.50 per share expiring August 15, 2014	-	466,486

Warrants issued from June 15, 2006 through May 15, 2010 to SAB for services with an exercise price from $2.45 to $9.38 per share expiring February 28, 2015	211,429	211,429

Warrants issued on June 30, 2009 to investors with an exercise price of $3.50 per share expiring August 15, 2014	-	561,628

Warrants issued on September 30, 2009 to investors with an exercise price of $3.50 per share expiring August 15, 2014	-	1,437,871

Warrants issued from August 16, 2010 to May 15, 2011 to SAB for services with an exercise price ranging from $5.15 to $6.34 per share expiring fiscal year ending June 30, 2015	65,714	65,714

Warrants issued from August 16, 2011 to May 15, 2012 to SAB for services with an exercise price ranging from $2.80 to $4.94 per share expiring fiscal year ending June 30, 2016	68,571	68,571

Warrants issued from August 16, 2012 to September 30, 2013 to SAB for services with an exercise price of $5.17 per share expiring fiscal year ending June 30, 2017	68,571	68,571

Warrants issued on September 10, 2013 to investors with an exercise price of $5.25 per share expiring September 10, 2018 less Warrants exercised through December 31, 2014	2,810,071	2,910,071

Warrants issued on August 15, 2013 to SAB for services with an exercise price of $5.17 per share expiring on August 15, 2017	17,143	17,143

Warrants issued on September 10, 2013 to Placement Agents as commissions with an exercise price of $5.25 per share expiring September 10, 2018	58,910	58,910

Warrants issued on November 15, 2013 to SAB for services with an exercise price of $6.56 per share expiring on November 15, 2017	17,143	17,143

Warrants issued on January 24, 2014 to investors with an exercise price of $6.05 per share expiring January 24, 2019	2,479,935	-

Warrants issued on January 24, 2014 to investors with an exercise price of $5.25 per share expiring January 24, 2019	76,306	-

Warrants issued on February 14, 2014 to SAB for services with an exercise price of $3.98 per share expiring on February 14, 2018	17,143	-

Warrants issued on May 15, 2014 to SAB for services with an exercise price of $4.11 per share expiring on May 15, 2018	17148	-

Warrants issued on August 15, 2014 to SAB for services with an exercise price of $5.02 per share expiring on August 15, 2018	17,148	-

Warrants issued on November 15, 2014 to SAB for services with an exercise price of $3.86 per share expiring on November 15, 2018	17,148	-

Sub-total: warrants	5,942,379	6,403,823

Total potentially outstanding dilutive common shares	6,478,094	6,939,538

In addition the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the debentures is payable in restricted shares of the Company’s $0.001 par value common stock or in warrants, according to the terms of the Debenture. The Company will need to issue 571,428 shares on January 15, 2015 and 571,428 shares of common stock at on January 15, 2015 and 571,428 warrants on January 15, 2016 relating to the interest to be paid on the debentures. Deferred interest payable related to the Series B and C Debentures can be payable in shares of Common Stock at the average of the open and close value on the date such interest payment is due at the option of the Holder.

The Company has also issued 3,398,369 of $0.001 par value Convertible Preferred A shares to investors and others. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a change of control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At December 31, 2014, the estimated number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into, is 11,894,292.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for income from continuing operations:

	For the three months ended		For the six months ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(1,881,141)	$(1,363,495)	$(1,029,444)	$(7,925,017)

Denominator for basic weighted average shares of common stock	56,557,352	50,031,363	56,066,776	48,851,696

Basic loss per share of common stock	$(0.03)	$(0.03)	$(0.02)	$(0.16)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(1,881,141)	$(1,363,495)	$(1,029,444)	$(7,925,017)

Add: Income impact of assumed conversion of Debentures	(222,053)	-	(2,044,459)	-

Net loss attributable to common stockholders plus assumed conversions	$(2,103,194)	$(1,363,495)	$(3,073,903)	$(7,925,017)

Denominator for basic weighted average shares of common stock	56,557,352	50,031,363	56,066,776	48,851,696

Incremental shares from assumed conversions of Debentures payable	2,666,667	-	2,666,667	-

Denominator for diluted weighted average shares of common stock	59,224,019	50,031,363	58,733,443	48,851,696

Diluted loss per share of common stock	$(0.04)	$(0.03)	$(0.05)	$(0.16)

Series B Debentures were excluded from the loss per share calculation for the three and six months ended December 31, 2013 because the impact is anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of this ASU.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Management is currently evaluating the impact of the adoption of ASU 2014-14 on the Company’s financial statements and disclosures.

Note 4 - Financial Condition

The Company’s financial statements for the interim period ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated from inception.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2014 the Company had cash and cash equivalents of $35,258,618. The Company has sufficient capital to continue its business, at least, through December 31, 2016, at the current rate of expenditure. The Company therefore would not be considered to have risks relative to its ability to continue as a going concern within the applicable guidelines.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities.

On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise old warrants (See Note 9, below.) for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share. Actual proceeds received were $6,682,291. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009 (the “Old Warrants”), as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired.

Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral nanomedicines.  The Company has not yet commenced any product commercialization.  The Company has incurred significant losses from operations since its inception, resulting in a an accumulated deficit of $(52,930,845) at December 31, 2014 and expects recurring losses from operations to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.  There can be no assurance that the Company will achieve or maintain profitability in the future.  Despite the Company’s financings in 2014 and 2013 and a cash and cash equivalent balance of $35,258,618 at December 31, 2014, substantial additional financing will be required in future periods.  The Company may require additional capital to finance planned and currently unplanned capital costs, and additional staffing requirements during the next twenty four months.  The Company has, in the past, adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its Plan of Operations as necessary, if it is unable to raise such additional funds.

Note 5 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, significant shareholder, director

TheraCour Pharma, Inc.	An entity owned and controlled by significant stockholder

InnoHaven, LLC	An entity owned and controlled by significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Fixed Assets

	December 31, 2014	June 30, 2014
During the reporting period, InnoHaven, LLC, Transferred title to 1 Controls Drive Shelton Ct to the Company for consideration of the costs incurred by InnoHaven, LLC in its acquisition and renovation of the facility	$4,222,549	$-

During the reporting period, InnoHaven, LLC, acquired fixed assets on behalf of the Company from third party vendors and transferred such fixed assets to the Company	$-	$4,500,000

During the reporting period, TheraCour Pharma, Inc. acquired fixed assets on behalf of the Company from third party vendors and transferred such fixed assets to the Company	$188,889	$528,000

Account Payable – Related Party

	For the Six Months Ended
	December 31, 2014	June 30, 2014

Pursuant to an Exclusive License Agreement and an Additional License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies, and others. In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. (including a security advance):	$208,074	$49,455

Research and Development Costs Paid to Related Parties

	December 31, 2014	December 31, 2013

Development and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2014 and 2013.	$1,290,140	$924,125

Long Term Debenture Payable Directors

	December	December 31,
	31, 2014	2013
Series B Convertible Debentures:

Milton Boniuk	$4,000,000	$4,000,000

Series C Convertible Debentures:

Milton Boniuk	$5,000,000	-

Total Long Term Debentures Payable Directors	$9,000,000	$4,000,000

Note 6 - Concentrations

Vendor purchase concentrations for December 31, 2014 and 2013 are as follows:

	Net Purchases				Accounts Payable
	For the six months ended December 31,				As of December 31,
	2014		2013		2014		2013

TheraCour Pharma, Inc.-related party	1,290,140	45.6%	1,827,425	50.2%	1,374,835	68%	886,592	78%
Kard Scientific, Inc.	-	0%	314,155	8.6%	123,570	25.4%	123,570	10.9%

Total Purchases	1,687,133	100%	3,640,194	100%	487,426	100%	1,130,871	100%

Note 7 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2014	June 30, 2014

Building GMP Facility	$8,224,215	$3,099,780

Office Equipment	30,048	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment	3,794,405	3,605,514

Total Property and Equipment	12,050,068	6,736,742

Less Accumulated Depreciation	(1,342,650)	(1,239,986)
Property and Equipment, Net	$10,707,418	$5,496,756

Depreciation expense for the six months ended December 31, 2014 and 2013 were $102,664 and $106,072, respectively.

Note 8 - Trademark and Patents

Trademarkand patents, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2014	June 30, 2014

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(55,082)	(50,696)
Trademarks and Patents, Net	$403,872	$408,258

Amortization expense amounted to $4,386 and 4,387 for the six months ended December 31, 2014, and 2013, respectively.

Note 9 – Convertible Debentures

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a., plus additional interest payable in restricted common stock of 0.33, 0.33, and 0.34 pre reverse split shares in year 1, 2, and 3 respectively, and additional interest of 0.33 pre reverse split warrants to be issued in the fourth year, per $1 of principal. The Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the average of the open and close value on the date such interest payment is due. The warrants are priced at $1 on a pre-reverse-split basis. Post-reverse-split (Sept 2013), both the number and price of the warrants and restricted shares are adjusted for even effect. The post-reverse-split exercise price of warrants is $3.50 per warrant and the number of warrants issuable is (0.33/3.50) per $1 of principal, for even effect and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following represents the balance of the Debenture payable – Series B, net of discount at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Amortization of debt discount	1,094,496	772,878

Debenture payable - Series B, net	$4,359,186	$4,037,568

On July 2, 2014, (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenture had been received by the Company prior to June 30, 2014, the year end reporting period and the Company has reported the said Debenture in the financial statements at June 30, 2014 under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock and calculate on the average of the open and close value on the date such interest payment is due. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 951,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized for a derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture. For the three and six months period ended December 31, 2014 the Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amounts of $126,070 and $241,560 respectively.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 Shares of its Series A Convertible Preferred stock (the “Series A) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock is recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative is bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount will be amortized over the term of the Debenture using the effective interest method.

The following represents the balance of the Debenture payable – Series C, net of discount at December 31, 2014:

Proceeds	$5,000,000
Debt discount
Series A Preferred	(1,152,297)
Embedded derivative	(1,879,428)
1,968,275

Amortization of debt discount for the six months ended December 31, 2014	241,560

Balance at December 31, 2014	$2,209,835

Note 10 - Equity Transactions

On September 5, 2014, NanoViricides, Inc. (the “Company”) accepted notices to exercise old warrants for the purchase of an aggregate of 2,136,655 shares of the Company’s common stock at the exercise price of $3.50 per share. Actual proceeds relating to the exercise of the old warrants was $6,682,291 for the six months ended December 31, 2014. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009, (“old warrants”) as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired.

Unregistered Securities

As discussed in Note 9, on July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 Shares of its Series A Convertible Preferred stock to Dr. Milton Boniuk, pursuant to the terms of the Debenture. The Company allocated the proceeds received between the Debenture and the Preferred Stock on a relative fair value basis. The amount allocated to the Preferred stock was $1,152,297.

In November, 2014, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,148 shares of common stock at $3.86 per share expiring in November, 2018.  These warrants were valued at $16,977 and recorded as consulting expense.

For the three months ended December 31, 2014, the Company’s Board of Directors authorized the issuance of 10,574 shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $84,105.

For the three months ended December 31, 2014, the Company’s Board of Directors authorized the issuance of 8,227 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000.

For the three months ended December 31, 2014, the Company’s Board of Directors authorized the issuance of 3,399 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $11,250.

For the three months ended December 31, 2014, the Company estimated the relative fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

2014

Expected life (year)	4

Expected volatility	45.19%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.29%

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the relative fair value of the Preferred A shares granted to various Employees and others on the date of grant. The Preferred Series A shares fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock as of December 31, 2014 used the following inputs:

a.	The common stock price (post-reverse split) was in the range $3.14 to $2.72;

b.	56,450,600 to 58,321,521 shares outstanding and Series A Preferred shares with 2,572 (post–split 9/10/13) issued monthly ;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	67,511,039 to 69,428,256 total voting shares and the monthly shares representing voting rights of 4.892% to 4.823% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from 3/1/13 and a remaining restricted term of 2.33 to 2.17 years;

f.	35.53% to 31.95% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 84.68% to 94.41% volatility, 0.10% to 0..13% risk free rate) applied to the converted common.

Note 11 – Stock Options and Warrants

The following table presents the combined activity of stock options issued for the reporting periods ended December 31, 2014 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2014	535,715	0.35	1.23	2,094,643
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31,2014	535,715	0.35	0.73	1,264,280

As of December 31, 2014 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2014	8,894,355	5.01	2.78	2,278,458

Granted	34,296	4.18	3.88	-
Exercised	1,926,656	3.50	-	-
Expired	1,059,616	-	-	-
Canceled	-	-	-	-
Outstanding at December 31,2014	5,942,379	5.15	3.59	85,114

Of the above warrants, 277,149 expire in fiscal year ending June 30, 2015; and 68,572 expire in fiscal year ending June 30, 2016; 68,572 expire in fiscal year ending June 30, 2017; 68,568 in fiscal year ending June 30,2018; 5,459,518 in fiscal year ending June 30, 2019.

Note 12 – Fair Value Measurement

Fair value measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and we consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At December 31, 2014 and 2013, the fair value of derivative liabilities is estimated using option pricing models that are based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At December 31, 2014 and 2013, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2014:

	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$3,274,961
Derivative liability – Series C debentures	-	-	1,206,532
Derivative liability – warrants	-	-	4,924,378
Total derivatives	$-	$-	$9,405,871

	Fair Value Measurements at
	June 30, 2014:

	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	$-	5,699,703
Derivative liability - warrants	-	-	5,235,682
Total derivatives	$-	$-	$10,935,385

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended December 31, 2014:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability - warrant

Beginning balance at July 1, 2014	$5,699,703	$-	5,235,682
Additions during the year	-	1,879,428	-
Change in fair value	(2,424,742)	(672,896)	(311,304)
Transfer in and/or out of Level 3	-	-	-
Ending balance at December 31, 2014	$3,274,961	$1,206,532	$4,924,378

Note 13 - Commitments and Contingencies

Operating Lease

The Company’s principal executive offices are located at 135 Wood Street, West Haven, Connecticut, and include approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $52,170 and $52,170 for the six months ended December 31, 2014 and 2013, respectively.

On December 31, 2014, the Company entered into and consummated an Agreement for the Purchase and Sale of a cGMP-compliant pilot manufacturing and lab facility at 1 Controls Drive, Shelton, Connecticut. The purchase price of the facility was comprised solely of the repayment of the direct costs of the seller, Inno-Haven, LLC (“Inno-Haven”) incurred in acquiring and renovating the property and the facility plus Inno-Haven’s closing costs in connection with the sale. The purchase price consisted of the repayment of Inno-Haven’s acquisition and renovation expenses of $4,222,458 and closing costs of $77,480.

In addition to the costs incurred by Inno-Haven, the Company undertook and paid for the costs of design and engineering to support its stringent specifications. The Company also paid for certain additional equipment and fixtures, required for its specialized use of the facility. These additional costs directly paid for by the Company amount to $5,145,329, as previously reported by the Company in prior filings, and are not part of the purchase price reported above.

Legal Proceedings

On or about January 18, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-654437-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”).  The Complaint sought to compel inspection of the Company’s books and records.  The Complaint further sought unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint by a holder of less than 1 percent of the common stock of the Company sought, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute.  Management believed that this lawsuit had no merit or basis  Monetary damages had not been claimed and as a result no accrual had been made in relation to this litigation. This action was dismissed by the court or withdrawn several times in a series of repetitive complaints

The Company has vigorously defended this lawsuit. Following cross-motions for summary judgment and certain discovery as limited by the court, the parties engaged in a settlement conference in March 2014, at which time an agreement was reached resolving the parties’ disputes in this matter and an identical repetitive complaint the same Plaintiff had filed with the United States District Court for the District of Colorado. Pursuant to the Settlement Agreement, the Company deposited $150,000 with its attorney to be released to reimburse the Plaintiff for a portion of its litigation expenses. However, disagreements later arose regarding the negotiated resolution, precipitating, among other things, the Company’s application for court intervention and repeated status hearings. Final settlement documents were fully exchanged on September 11, 2014. Upon the Plaintiff’s compliance with the terms of the Settlement Agreement, the Company authorized counsel to release the reimbursement amount to the Plaintiff. An order dismissing the foregoing lawsuit was entered on September 16, 2014.

There are no other legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Note 14 - Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that the following reportable subsequent event is required to be disclosed:

On January 23, 2015, NanoViricides, Inc. (the “Company”) held its 2014 Annual Meeting of Stockholders (the “Meeting”). Of the 58,321,521 shares of common stock entitled to vote at the Meeting, 48,992,605 shares of common stock were present in person or by proxy and entitled to vote and 3,313,218 shares of Series A Convertible Preferred Stock (“Series A Preferred Shares”) were present in person or by proxy and entitled to vote, representing approximately 92% of the Company’s outstanding voting capital stock.

At the Meeting, the Company’s stockholders: (i) re-elected Stanley Glick, as director of Class III for a two-year term expiring at the 2016 annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal; (ii) approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized capital stock to 150,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share; and (iii)) ratified the appointment of EisnerAmper LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2015.

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

ITEM I: BUSINESS

Organization and Nature of Business

NanoViricides, Inc. is a leading company in the application of novel nanomedicine technologies to the complex issues of viral diseases.

The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting host cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody.

The Company develops its drugs, that we call a nanoviricide®, using unique platform technology. Our approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. To accomplish this, we have developed a polymeric micelle structure composed of PEG and fatty acids, that is designed to create a surface like the cell membrane, with the fatty acids going inside of the micelle. On this surface, we chemically attach, at regular intervals, virus-binding ligands. The virus is believed to be attracted to the nanomicelle by these ligands, and thereby binds to the nanoviricide using the same glycoproteins that it uses for binding to a host cell. Upon such binding, a “lipid mixing” interaction between the lipid envelope of the virus and the nanomicelle is thought to take place, leading to the virus attempting to enter the nanomicelle. Many different kinds of viruses are likely to get destroyed in the process.

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

The Company currently has six drugs in development with very large commercial markets. These include (i) Injectable FluCide™ for hospitalized patients with severe influenza, (ii) Oral FluCide™ for out-patients, (iii) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS), (iv) HIVCide™ for HIV/AIDS, (v) HerpeCide™ for cold sores and genital sores caused by HSV, and (vi) Broad-spectrum Anti-Viral Eye drops for adenoviral and herpesviral infections of the external eye. In addition, the Company has research programs to develop drugs against Ebola and Marburg viruses,including the Ebola virus that is the cause of the recent epidemic in West Africa, Rabies virus, as well as the recent MERS Coronavirus (Middle-East Respiratory Syndrome). The Company also has a technology that we call “ADIF” or “Accurate-Drug-In-Field” technology with which an effective drug can be developed against a novel virus right in the field using stockpiled nanoviricides® precursors. The estimated market size for the current drug candidates is well in excess of $40 billion worldwide.

On January 23, 2015, subsequent to the reporting period, the Company conducted its Annual Meeting of Shareholders at the Hampton Inn, Stamford, CT. Mr. Stanley Glick was reappointed as a Director, Class 3, to serve an additional 2-year term. Proposal of an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 150,000,000 shares and the preferred stock to 10,000,000 shares was approved. The Company has no immediate plans for seeking any additional funding. However, the Company had determined upon discussion with counsel and other stakeholders, that an expansion in the authorized capital was necessary in order to improve the Company’s fiscal robustness and in order to avoid future potential risks in financing. With our recent financings and after accounting for purchase of the Shelton facility, as of December 31, 2014, the Company has current assets including security deposits and prepaid expenses of approximately $35.6 million .The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $2.9 million this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure, and including the projected expenditures. In addition, the selection of EisnerAmper LLP as the Company’s independent registered public accounting firm for the 2015 fiscal year was ratified and approved. EisnerAmper is our independent auditing firm as of this quarterly report.

In response to questions from shareholders, the Company said that it now has sufficient production capacity for initial market entry of our first Injectable FluCide drug candidate when approved, and that it also has sufficient capacity to fulfill all the manufacturing needs of responding to the current Ebola epidemic, should any of our new anti-Ebola drug candidates move to further field application. These initial revenue opportunities supportable entirely by our current production capacity at the Shelton plant could be in the range of $100 million to $500 million, according to some estimates. The Company also stated that it is engaging into looking at additional capacity expansion at the Shelton site, as well as looking into initial requirements analysis for a future full scale manufacturing plant. As with our prior efforts, the Company intends to perform a country-wide site search for location of its full scale manufacturing facility. The search will be based on various parameters including local, state and federal grants, financing, tax abatement, and other available concessions, as well as attractiveness of the location for talented professionals that we will need to hire at such a facility. At present, the Company has no plans for raising any financing that would be necessary for such a full-scale manufacturing plant. The Company believes that as it gets closer to initial revenues, it would be able to finance a full scale manufacturing facility using traditional non-dilutive or low-dilutive options. If the Company’s Ebola drug candidate is successful, the Company believes that it would be able to attract manufacturing support from government grants and contracts.

An Ebola virus epidemic began in western Africa with an index case in December 2013. The epidemic was identified only in March/April 2014, as it began to spread into multiple countries. It has continued to expand rapidly geographically, and also to grow exponentially in spite of the serious efforts by the international community to contain it. As of February 3, 2015, the World Health Organization (WHO) and respective governments have reported a total of 22,560 suspected cases and 9,019 deaths,though the WHO believes that this substantially understates the magnitude of the outbreak ("Ebola data and statistics - Latest available situation summary, 6 February 2015". World Health Organization. 6 February 2015. Retrieved 6 February 2015.). Sporadic cases have occurred elsewhere in the world, including the United States, which were due to persons infected with Ebola virus traveling to other countries. Secondary infections from such patients mainly to health care workers have also occurred. However, these local outbreaks outside of West Africa have been successfully controlled so far with strong case management protocols as well as public health measures, including quarantine.

The Company identified that anti-Ebola drug development provided an opportunity for us to validate our rapid drug development platform, as well as potentially to enter first-in-human studies quickly. Our strategy was based on the lethal nature of Ebola virus infection, and based on the complete lack of effective treatments despite billions of dollars that have been spent in development. We therefore re-engaged our anti-Ebola drug development program. Along the course, an anti-Ebola drug has also become a viable business proposition, due to several legislative efforts and other changes. For example, Ebola has been added to the list of diseases that enable a Priority Review Voucher (“PRV”) (see further details on PRV elsewhere in this report). In addition, substantial government and non-profit funding has become available for anti-Ebola drug development recently, in response to the current epidemic in West Africa.

In August 2014, we announced that we restarted our anti-Ebola drug development program. In September 2014, we announced that we had completed the design of anti-Ebola small chemical ligands that are designed to mimic the putative binding site on the Niemann-Pick C1 (NPC1) protein in host cells, to which Ebola virus glycoprotein binds prior to gaining access to the cellular machinery for making its own copies. In late October, 2014, we reported that the Company had executed a CRADA (Collaborative Research and Development Agreement for Material Transfer) with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID), for the evaluation of our novel anti-Ebola nanomedicine drug by USAMRIID scientists in their BSL-4 facilities for activityagainst the deadly Ebola virus. In late January 2015, subsequent to the reporting period, we announced that we have shipped several anti-Ebola nanoviricide® drug candidates to a hi-security bio-containment facility in the US that is capable of performing evaluation of these drug candidates in the required biological safety level 4 (BSL-4) environment. We now await testing of these drug candidates.

The Company has designed these novel anti-Ebola broad-spectrum drug candidates such that they are expected to continue to work in spite of mutations in the field.

Using NanoViricides’s rapid design platform, it took only 4 months from design to synthesis of the multiple drug candidates. These candidates are designed to attack the Ebola virus at the site on the virus that does not change in spite of mutations because the virus uses this site to bind to its cognate receptor in human cells, namely NPC1. Some of the candidates are designed to attack another conserved site on the Ebola virus that is thought to be involved in the fusion process of the virus required for it to successfully enter the cell.

The Company already has the capability of producing sufficient quantities of a successful anti-Ebola drug in its new cGMP-capable facility in Shelton, CT, for combating the current Ebola epidemic. This pilot scale manufacturing facility will be able to supply the successful nanoviricides drug candidate in quantities needed for the treatment of patients in West Africa infected with the Ebola virus. NanoViricides, Inc. is one of the very few companies that has the ability produce its drug candidates at this full-response scale.

The Company had previously developed anti-Ebola drug candidates that demonstrated the validity and potential of the Company’s approach, based on cell culture and animal testing conducted at USAMRIID in 2008-2009. At that time, the cognate receptor of the Ebola virus was still unknown and the Company used certain heuristic approaches to design potential drug candidates for the purpose of validating our approach. The Company had to de-prioritize this development in order to focus on the development of its lead drug candidate, Injectable FluCide™, for treatment of hospitalized patients with influenza. The current outbreak in Africa has unequivocally demonstrated the need for an effective, broad-spectrum, anti-Ebola therapeutic. NanoViricides engaged into the anti-Ebola drug development with the highest priority in order to respond to this challenge.

The site at which the Ebola virus binds to its cognate cellular receptor, namely NPC1, does not change, in spite of mutations. Thus the Company believes that its new drug candidates would continue to work in spite of field mutations in the virus. This is unlike vaccines, antibodies, siRNA, antisense, and several other therapeutic modes, which a virus can readily overcome due to mutations it acquires in the field. In late January, 2015, the Company announced that it had sent several novel anti-Ebola drug candidates to a BSL-4 Hi-Security Biocontainment Laboratoryin the USA for testing. The Company reported that, in addition to attacking the NPC1 site, some of the candidates were designed to attack another conserved site on the Ebola virus that is thought to be involved in the fusion process of the virus, which is essential for it to successfully enter the cell.

Currently there are neither any drugs nor vaccines against Ebola, although some vaccines and some drug candidates have advanced into clinical trials. Recently, Chimerix Inc. announced that it has stopped the field clinical trial of its anti-herpes drug candidate, namely brincidofovir, against Ebola after treating approximately ten patients. In addition, in a new publication in the journal mBio (Kugelman, et al. mBio 2015;6(1):e02227-14), scientists at USAMRIID, Harvard University, and Massachusetts Institute of Technology (MIT) studied genetic changes in the Ebola virus (EBOV) circulating in West Africa, and concluded that genomic drift of the EBOV over time may be sufficient to block the action of otherwise potential therapies that target EBOV genetic sequences. The types of potential drugs at risk include monoclonal antibodies and small-interfering RNA (siRNA) that are scheduled to be evaluated during the current outbreak. This casts doubt as to how effective, if at all, zMAPP (MAPP Bio, an antibody cocktail), TKM-Ebola drug candidate from TEKMIRA (an siRNA cocktail), and the Sarepta drug candidate (a modified oligonucleotide cocktail), would be expected to be in the current outbreak. Hemispherx recently announced that its two drugs, Alferon®-N (a mixed natural interferon alpha injection), and Ampligen® (a double-stranded RNA), were found to be effective in cell cultures and that Ampligen protected 100% of ebola infected mice in a study conducted by USAMRIID scientists. However, both of these drugs act by exciting the human immune response, and therefore, their effectiveness in severely ill Ebola patients can only be assessed in the field. BioCryst is developing a broad-spectrum viral RNA Polymerase inhibitor against Ebola and other viruses. This drug, BCX-4430, is in Phase I human clinical trials. A related drug, Avigan® (favipravir, or T-705), (being developed now by FujiFilm), has shown promising results in Ebola infected patients in the field. Of 69 patients treated, only in a subset, i.e. those patients who had limited viral load, Avigan reduced mortality to 15% from the historical control value of 30% mortality in the same two hospital sites treating the patients, according a to a recent news release (http://www.nytimes.com/2015/02/05/science/ebola-drug-has-encouraging-early-results-and-questions-follow.html?_r=1). The effect of the superior case management protocols employed in connection with the treatment need to be removed from the analysis to evaluate the actual effect of the drug in such weak but promising signals. Nevertheless, the trial has been expanded and favipravir may be made more widely available to patients. In contrast, a clinical trial of one of the Ebola vaccine candidates was stopped in Phase I, another ebola vaccine candidate is in clinical trial at present, but statisticians have raised doubts about these clinical trials in terms of producing statistically definitive results. Nevertheless, a vaccine would require vaccination of thousands of times the number of people actually affected by the disease, and given the EBOV mutation effects, vaccines of this cycle can no longer be expected to be effective to provide immunity against a future epidemic strain, similar to what is widely known in the case of influenza.

Thus development of a highly effective therapeutic against Ebola and related viruses such as Marburg remains an important and urgent unmet medical need. We believe that NanoViricides is well poised to re-enter this field and should be able to develop an effective drug rapidly, possibly in a timeline responsive to the current epidemic.

The current epidemic Ebola virus, a Zaire Ebola virus variant, has been shown by to mutate in the field frequently. This raises significant doubts regarding the success of standard antiviral approaches including vaccines, antibodies, antisense technologies, and siRNA approaches. In spite of the mutations, however, the cognate receptor of the virus on the cells and how the virus binds to it does not change. Fortunately, this receptor has now been identified for Ebola virus, as the Niemann-Pick C1 protein (NPC1), a cholesterol transporter whose function is essential for health. An approach of blocking the cellular pprotein, NPC1in analogy to the development of maraviroc to block CCR5 and thereby affect HIV/AIDS, is unlikely to be successful, because NPC1 function is essential to human health. In contrast, the nanoviricides approach of attacking the virus itself by presenting to the virus a biomiteic surface like a cell membrane studded with the same binding sites which the virus binds to, namely its site on NPC1, shows significant promise. Sufficient structural information has been elucidated recently about Ebola virus-NPC1 interaction that it has become possible for us to develop novel drug candidates against Ebola that the virus is unlikely to escape. In addition, since the NPC1 interaction is essential for EBOV to cause disease, such a nanoviricide candidate is expected to have strong efficacy in the field, and would be expected to remain effective in spite of mutations in the virus

In October 2014, the Company announced that it had signed a Cooperative Research and Development Agreement- Material Transfer Agreement (CRADA-MTA) with US Army Medical Research Institute for Infectious Diseases (USAMRIID). USAMRIID will be able to perform cell culture as well as animal testing of the Company’s new anti-Ebola drug candidates under this Agreement. Should a successful candidate be identified, further development towards an Investigational New Drug (IND) Application and clinical studies as well as usage in the field in the current epidemic in West Africa is possible. The World Health Organization (WHO) has recently established guidelines for use of un-licensed novel anti-Ebola drug candidates in the field in an effort to help control the current epidemic. Additionally, design and conduct of clinical trials in an active theater of a raging lethal epidemic has also become relatively clear in recent months. Funding for manufacturing, supply of drugs, conduct of clinical trials, and other efforts, has become available from a number of governmental and charitable organizations. We are currently awaiting results of in vitro studies of our anti-Ebola drug candidates at USAMRIID.

The Company has the ability to produce requisite large quantities of such a drug candidate in its new cGMP-capable manufacturing facility in Shelton, CT. We may be able to manufacture thousands of doses in a single batch. For a highly effective drug, it has been estimated that as few as 30 patients would provide statistically significant efficacy data on drug efficacy, because of the known high mortality rate in untreated patients.

We continue to achieve very strong performance in the testing of our other drug candidates as well. All of our biological testing is conducted by third parties.

As part of the advanced IND–enabling development of our Injectable FluCide drug candidate, we have continued to scale up our production processes for both the backbone polymer and the ligands. We are now progressing to a 1Kg scale of production. We are working on implementing in-process measurement and control instrumentation, in order to rapidly implement quality control of the processes. This includes implementing some novel instruments that we believe are valuable in the process control for our nanomedicine polymeric materials. We have been able to make up to 200g batches in our existing facility in West Haven. We believe that we will be able to make as much as a few kilograms in a single batch in the new cGMP-capable facility in Shelton, CT.

We need to make approximately 2.5Kg of our FluCide drug candidate for further Tox Package studies, because of the excellent safety demonstrated by this drug candidate in safety and toxicology studies in both mouse and rat animal models.

In contrast, if the course of treatment of a successful Ebola drug candidate is assumed to be a gram or less, we would be able to make thousands of courses of treatment in a single batch. Our production capacity could thus be responsive to the current requirements for the containment of the Ebola epidemic in West Africa.

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

The work on production of the polymeric micelle backbone material is common to FluCide and the current anti-Ebola drug candidates, thereby saving both time and money in these drug development processes.

We have been able to produce the Injectable FluCide drug candidate in a batch as large as 200g in our existing facilities at present. We began initial safety/toxicology studies with this batch of material in October, 2014. We have engaged BASi Toxicology Services of West Lafayette, IN, to perform the IND-enabling safety/toxicology study for our Injectable FluCide drug candidate.

In late January 2015, subsequent to the reporting period, we reported that an optimized FluCide® drug candidate was found to posses a good safety profile in a GLP-like toxicology study in rats. These results are extremely important since they indicate that FluCide continues to look very promising as one of the most advanced candidates in the Company’s drug development pipeline. The study was conducted at BASi (Bioanalytical Systems, Inc., NASDAQ: BASI) in Evansville, Indiana. The study was performed in a cGLP-like fashion, compliant with BASi Evansville standard operating procedures. BASi has over 40 years of experience providing contract research services and niche instrumentation to the life sciences, primarily drug research and development.

No direct adverse clinical effects were found upon administration of the FluCide candidate intravenously at doses of up to 300mg/kg/day for 14 days (a total of 4,200mg/kg) in rats. Organs were examined for gross histological observations. Microscopic histological tissue analysis was also performed. There were no adverse histological findings in gross organ level histological examination, nor were there any adverse findings in microscopic histological analysis. Equally importantly, there were no meaningful effects observed on animal weight gain, food consumption, hematology, or clinical chemistry at the end of the 14 day dosing period.

These results are in agreement with the previously reported results of a non-GLP toxicology study in mice. The current study results also support the Company’s positive findings in animal models of infection with different influenza A virus strains in which no safety or toxicology concerns were observed. The Company has previously reported that many of its FluCide candidates demonstrated extremely high anti-influenza activity in those models.

This study was developed in collaboration with BASi and conducted by BASi in a c-GLP-like fashion in order to understand the safety parameters of FluCide intravenous dosing.

The next phase of the toxicology package studies will involve larger animals, and will require much larger quantities of the drug candidate. The Company is in the process of commissioning operations at the new facility at 1 Controls Drive, Shelton, CT, in order to perform the scale up studies needed for making the large quantities of materials in a controlled manner. These upcoming studies will be performed in cGLP compliant manner to provide safety and toxicology data that are required for an IND submission to regulatory agencies.

Injectable FluCide is our most advanced candidate. This drug candidate has shown extremely high effectiveness in a lethal influenza infection mouse model against two different types of influenza A virus, namely H1N1 and H3N2. The Company believes that this drug should be effective against most if not all influenza A subtypes, and strains, including the novel H7N9 strain. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 (i.e. Injectable FluCide) in the FluCide program in March 2012. The Company obtained valuable advice and is developing this candidate towards an investigational drug application (“IND”) to the US FDA as well as for similar applications to other international regulatory agencies. The Company recently performed a short preliminary non-GLP study designed to guide the planned GLP Safety and Toxicology studies (“Tox Package”) that are required for an IND filing. Previously, on October 7, 2013, the Company announced that in this small animal non-GLP safety/toxicology study of NV-INF-1 drug candidate, even at maximum feasible dosage, the drug was well tolerated and that no adverse events were found at study completion. . On December 2, 2013, the Company reported that detailed laboratory analyses of samples from this non-GLP safety and toxicology study showed no overall systemic effects and no direct effects on the primary organs. This includes liver and kidney tissues as well as liver and kidney function. This is important as the liver and kidneys are major organs involved in drug toxicity. In addition, FluCide showed no adverse effects on the lungs from the treated animals. This is very important because the respiratory system is a primary site of influenza virus infection and tissue damage. These strong safety findings were seen at all doses tested, even at the maximum feasible dose (MFD). MFD was much higher than the therapeutic dose range used to treat influenza virus infections in our animal model efficacy studies. FluCide was administered intravenously by tail-vein injections or by infusion in this study. This non-GLP safety/toxicology study was conducted at KARD Scientific in Massachusetts. Our recent safety and toxicology studies in rats have further corroborated the safety of FluCide.

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

We evaluated the lease versus purchase option regarding this facility. We commissioned an independent consultant report to help us with this decision. Based on this report, the Board of Directors authorized the purchase of this facility. The purchase was completed in December 31, 2014

Due to our strong financial position resulting from these recent financings, the Company has purchased the state of the art 18,000sqft c-GMP-capable Drug Manufacturing and R&D lab facility in Shelton, CT, instead of leasing it, from Inno-Haven, LLC. .

The Company purchased the facility solely by repaying for the costs borne by Inno-Haven, LLC, in acquiring and renovating the property. NanoViricides’ Board of Directors had approved the purchase of the facility on these terms in July 2014.

NanoViricides now intends to move its operations to the new facility in a phased manner in order to minimize any potential impact on our ongoing projects. The Company expects to manufacture its drug candidates for human clinical trials at the new facility. The Company further reports that all of its drug development programs are progressing satisfactorily.

NanoViricides believes that its cash in hand enables this purchase without impacting any of its drug development programs. Further, the Company believes that this purchase represents a net positive cash flow impact as compared to the leasing option, over the long term.

All of the infrastructure systems needed for production of the nanoviricides® drug candidates are now operational at the new facility, and have either been validated by outside experts, or are in the process of such validation.

The 18,000 sqft building at 1 Controls Drive, Shelton, CT, was completely renovated in order to build a modern, state-of-the-art c-GMP-compliant manufacturing facility for the production of clinical scale quantities of a wide variety of injectable nanomedicines drug substances and drug products, modern nanomedicines research and development facilities, as well as an on-site state-of-the-art nanomedicines analysis and characterization facility. The new facility comprises a small office space, R&D Chemistry Labs, R&D Biology Labs, R&D Analytical Lab and cGMP supporting Analytical Lab, cGMP-compliant raw materials handling and dispensing area, and c-GMP compliant Clean Room Suites for nanomedicines production and product packaging processes. All of the R&D labs employ class 100,000 or cleaner air systems. The clean room suites comprise class 10,000 air quality areas as well as class 1,000 and the ultra-clean class 100 air quality areas (the class specifies the number of particles per 1,000 liters of air). This allows production and handling of nanomedicines with minimal risk of entraining foreign particles. All of the R&D labs employ deionized water. For critical processes, WFI-quality water is also produced on site in quantities needed to support the production scale (WFI = water for injection, comprises a specification of water quality that specifies minimal endotoxins and maximum sterility).

The Company reported previously that it had reached an agreement with Inno-Haven to purchase the building outright, rather than to lease it from Inno-Haven. Since the decision to purchase the facility, NanoViricides has been conducting extensive due diligence. NanoViricides CEO, Dr. Seymour and Kane-Kessler firm attorneys representing NanoViricides, helped by external consultants, have been performing due diligence regarding this purchase with Inno-Haven executive Dr. Diwan. The extensive due diligence involved, a study of the original floor plans and drawings, the final floor plans, engineering drawings, as well as installed equipment and lab furniture, as well as a number of additional aspects of the purchase. The due diligence process also involved inspection of the accounts of Inno-Haven and detailed accounting of actual costs involved in this project. The due diligence process further involved a study of the facility description documents submitted by the construction management firm of MPH Engineering, LLC. In addition, the due diligence process also involved a study of the reports on (a) the Lease vs. Purchase options for buying this facility, and (b) price of the facility in comparison to other like facilities. These reports were commissioned from Nanotech Plus, LLC, a specialized consultancy firm, by NanoViricides. These reports determined that the facility had a replacement value substantially in excess of $15 Million.

Dr. Diwan recused himself from the NanoViricides’s processes pertaining to the lease or purchase of the facility including the discussions with consultants, commissioning and study of reports, as well as the Board of Directors meetings and discussions.

Dr. Diwan originally purchased the existing building and land at this location in August, 2011, using his savings, funds he had raised from a sale of his founders stock under a 10b-5 plan, and certain private loans from other private parties. Inno-Haven, LLC was formed as a special purpose limited liability company, with Dr. Diwan as its controlling member, to execute this project. The facility was intended to be a stand alone contract manufacturing operation supporting multiple clients, including NanoViricides, Inc. Later, Inno-Haven obtained additional non-bank commercial loans to further modify the facility as per the stringent specifications of NanoViricides, Inc. At the time that Dr. Diwan engaged into this project, NanoViricides Inc. had limited finances available, and was unable to raise funding to engage into this critical project on its own. NanoViricides common stock (NNVC) was trading on OTC bulletin board, with limited trading volume. The Company had already identified in 2006 that cGMP manufacturing capability was going to be critical for advancing its drug candidates towards human clinical trials and licensure. The Company diligently investigated contract manufacturing as well as leasing of existing cGMP facilities to satisfy its needs. However, as a result of the novelty of its technology, it became apparent that external parties did not have the necessary expertise. Dr. Diwan therefore took an extreme personal risk in order to advance the Company’s goals, and engaged into this facility development project.

Subsequently, NanoViricides and Inno-Haven executed a Memorandum of Understanding (MoU) in January, 2013, in which NanoViricides agreed to lease the facility from Inno-Haven upon completion, with a right to purchase. NanoViricides, Inc. also commissioned external consultants for the purposes of determining (a) fair lease ranges, and (b) the pros and cons of leasing as opposed to purchasing the facility. Based on these reports, the Company determined that it was in the best interests of the Company and its shareholders to purchase the facility rather than to lease it. Dr. Diwan recused himself from this entire process, including hiring of external consultants, their reports, and the determination of the appropriate strategy.

Since February 2013, NanoViricides, Inc. has raised more than approximately $48 million dollars. Therefore, the Company is now in a strong financial position and is capable of purchasing the facility outright without adversely impacting its R&D programs. The Company also determined that purchasing is the low cost option in the long term.

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

The Company is now being recognized as a leader in nanomedicines, and particularly, in nanomedicines against viruses. Our CEO, Eugene Seymour, MD, MPH, was invited to discuss the current Ebola outbreak “The Independents”, a show on the Fox Business News Channel (FBN) on September 16th,, 2014, at 9PM EDT. He discussed some of the difficulties that could be encountered in attempts to bring the Ebola epidemic under control. Dr. Seymour has extensive field experience in the area of infectious diseases. He has previously worked on HIV/AIDS in Africa, Eastern Europe and Asia. Dr. Seymour was interviewed on the same show on FBN again on October 7th,, 2014, when he discussed the Company’s progress on a novel experimental Ebola drug. On August 12th, 2014, we rang “The Opening Bell” ® at the New York Stock Exchange.

We are very happy to report that NanoViricides won the prestigious “IAIR Award” in 2014 as the “Best North American Company for Leadership in the Nanomedicine Sector”. These awards are given by the IAIR Group. IAIR (International Alternative Investment Review) is a publication of EDITRICE LE FONTI® SRL, Milan, Italy. In addition, Anil R. Diwan, Ph.D., President, Chairman, and co-Founder of the Company was recognized as the “2014 Researcher of the Year” by BusinessNewHaven, a business journal, and the New Haven magazine, that serve the State of Connecticut. We are pleased with these recognitions and awards that attest to our leadership position in the nanomedicines sector.

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

We have continued to successfully raise financing. We had previously completed a $6 million convertible debentures placement with our prior investors with long positions in February, 2013. In addition, we completed a registered direct offering of approximately $10 million on September 9, 2013, after reverse-split of our common stock by a factor of 3.5 old common shares for 1 new common share. With the newly established stock price, subsequently, we met the eligibility criteria for both NASDAQ and NYSE MKT. On September, 25, 2013, the Company’s common stock began trading on the NYSE MKT exchange under the symbol NNVC. This uplisting was a major milestone for the Company and an important advance in the Company’s corporate lifecycle. Subsequent to the uplisting, we raised approximately $20 million in January 2014, in a Registered Direct Offering. Later, in July, 2014, we sold convertible debentures worth $5 million. In addition, in September 2014, we accepted exercises of our old warrants at $3.50 per share, for a total of approximately $6.74 million.

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

With these recent financings and after accounting for purchase of the Shelton facility, as of December 31, 2014, the Company has current assets including security deposits and prepaid expenses of approximately $35.6 million. The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $2.9 million this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure, and including the projected expenditures.

We believe we have sufficient funds in hand to complete Phase I and Phase IIa human clinical studies for at least one of our drug candidates, and advance, at least, one additional drug candidate into human clinical studies. Our estimate is based on a number of assumptions and cost estimates provided by outside parties. The Company itself does not have the expertise in taking a drug through human clinical trials and as such depends upon outside experts to generate such estimates as well as to help the Company formulate and conduct its drug development programs. As such. Thus, these estimates may be grossly in error and there may also be hidden costs that we are not aware of.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2014. Readers should carefully review the risk factors disclosed in this Form 10-K/A and other documents filed by the Company with the SEC.

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

As the Company’s drug candidates progress towards human clinical studies, it has become necessary to enable that they can be produced under “current Good Manufacturing Practices” (cGMP) guidelines of the US FDA, and other applicable international guidelines (such as WHO and ICH guidelines, as well as other country-specific and region-specific guidelines). In the US, the US FDA requires that at least two validated and consistent batches of the drug be produced under cGMP conditions before any human clinical trials can be allowed. Some other countries may allow research product materials for certain phases of human clinical trials. The Company’s management has studied the possibilities of contract manufacturing of its drug candidates over the last several years and has concluded that building a small pilot scale manufacturing facility where the special needs of the manufacture of its nanomedicines can be met is the most appropriate solution. This approach provides the highest level of control over the quality of the materials and also keeps the intellectual property of the Company well protected. However, the Company lacked the capital and financial resources to engage into such an expensive project. In 2011, Anil R. Diwan, the Company’s co-founder, created a separate entity, Inno-Haven, LLC (“Inno-Haven”), and independently began the development of a nanomedicines manufacturing facility, to serve the interests of a number of pharmaceutical start-up clients as a contract-manufacturing organization (CMO), including NanoViricides, Inc. Inno-Haven purchased an 18,000 sq. ft. light manufacturing building on a 4.2 acre land lot in Shelton, Connecticut in August, 2011. The purchase and related costs were financed by Dr. Diwan. Dr. Diwan had also agreed to provide personal guarantees for potential loans and mortgages which could be drawn for the purpose of financing the building and construction costs.

No lease agreement had been perfected with Inno-Haven. The Company engaged external consultants to help it determine whether it would be more economically beneficial to the Company to either lease this facility or to purchase it outright from Inno-Haven, or to seek a different facility. Subsequently, the Company’s Board of Directors authorized the acquisition of 1 Controls Drive from InnoHaven, LLC for the total costs and capital invested by Inno-Haven in acquiring and fitting out 1 Controls Drive. Total rent expense paid to Inno-Haven during this period amounted to $-0- for the three month periods ended December 31, 2014 and 2013.On December 31, 2014, the Company closedon the purchase of the property located in Shelton, Connecticut. The purchase price of this 18,000 sq. ft, cGMP compliant laboratory and clean room facility consisted of the repayment of Inno-Haven’s acquisition and renovation expenses of $4,222,458.54 and its closing costs of $77,480.22.

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

In addition, the Company restarted its anti-Ebola nanoviricide drug program in response to the current epidemic. We hope that this program may lead to an effective drug against Ebola virus. Drug candidates based on the mechanisms by which the Ebola virus binds to and enters the cell have been synthesized and have been sent for testing to an external laboratory in late January, 2015, subsequent to the reporting period. We await the results of these tests.

Currently there are no drugs or vaccines against Ebola. However, several drug candidates are being explored and some have entered field clinical trials. Recently, Chimerix Inc. announced that it has stopped the field clinical trial of its anti-herpes drug candidate, namely brincidofovir, against Ebola after treating approximately ten patients. In addition, in a new publication in the journal mBio (Kugelman, et al. mBio 2015;6(1):e02227-14), scientists at USAMRIID, Harvard University, and Massachusetts Institute of Technology (MIT) studied genetic changes in the Ebola virus (EBOV) circulating in West Africa, and concluded that genomic drift of the EBOV over time may be sufficient to block the action of otherwise potential therapies that target EBOV genetic sequences. The types of potential drugs at risk include monoclonal antibodies and small-interfering RNA (siRNA) that are scheduled to be evaluated during the current outbreak. This casts doubt as to how effective, if at all, zMAPP (MAPP Bio, an antibody cocktail), TKM-Ebola drug candidate from TEKMIRA (an siRNA cocktail), and the Sarepta drug candidate (a modified oligonucleotide cocktail), would be expected to be in the current outbreak. Hemispherx recently announced that its two drugs, Alferon®-N (a mixed natural interferon alpha injection), and Ampligen® (a double-stranded RNA), were found to be effective in cell cultures and that Ampligen protected 100% of ebola infected mice in a study conducted by USAMRIID scientists. However, both of these drugs act by exciting the human immune response, and therefore, their effectiveness in severely ill Ebola patients can only be assessed in the field. BioCryst is developing a broad-spectrum viral RNA Polymerase inhibitor against Ebola and other viruses. This drug, BCX-4430, is in Phase I human clinical trials. A related drug, Avigan® (favipravir, or T-705), (being developed now by FujiFilm), has shown promising results in Ebola infected patients in the field. Of 69 patients treated, only in a subset, i.e. those patients who had limited viral load, Avigan reduced mortality to 15% from the historical control value of 30% mortality in the same two hospital sites treating the patients, according a to a recent news release (http://www.nytimes.com/2015/02/05/science/ebola-drug-has-encouraging-early-results-and-questions-follow.html?_r=1). The effect of the superior case management protocols employed in connection with the treatment need to be removed from the analysis to evaluate the actual effect of the drug in such weak but promising signals. Nevertheless, the trial has been expanded and favipravir may be made more widely available to patients. In contrast, a clinical trial of one of the Ebola vaccine candidates was stopped in Phase I, another ebola vaccine candidate is in clinical trial at present, but statisticians have raised doubts about these clinical trials in terms of producing statistically definitive results. Nevertheless, a vaccine would require vaccination of thousands of times the number of people actually affected by the disease, and given the EBOV mutation effects, vaccines of this cycle can no longer be expected to be effective to provide immunity against a future epidemic strain, similar to what is widely known in the case of influenza.

Thus development of a highly effective therapeutic against Ebola and related viruses such as Marburg remains an important and urgent unmet medical need. We believe that NanoViricides is well poised to re-enter this field and should be able to develop an effective drug rapidly, possibly in a timeline responsive to the current epidemic.

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

In addition, we initiated a research program for the development of a nanoviricide against the MERS Coronavirus (“Middle East Respiratory Syndrome”).. MERS is a new coronavirus similar to the SARS virus. It first appeared in 2012 in the Middle East. Since then, about 400 cases have been reported to the World Health Organization; about a third have been fatal. While it has not spread easily between humans, there have been outbreaks within families and in hospitals, where patients have infected paramedics, nurses and doctors, reported the New York Times (http://www.nytimes.com/2014/05/03/health/mers-virus-found-in-united-states-for-first-time.html?_r=0). The high fatality rate implies that if the virus changes such that its human-to-human transmission is more successful, then this virus can cause significant public health problem, including a potential epidemic.There are no known drugs or vaccines against the MERS coronavirus. No small animal models for testing MERS therapeutics were available until recently. Perlman and collaborators have recently reported a mouse model (http://www.pnas.org/content/early/2014/03/05/1323279111.abstract). In this model, mice were infected with adenovirus carrying the DPP-IV gene to make them susceptible to the MERS virus.

We were able to create potentially useful drug candidates against MERS-CoV in a very rapid time frame, of less than two months, which included synthesis scale-up to multi-gram quantities. This demonstrates how rapidly drugs can be developed using nanoviricides technology. The MERS epidemic did not expand further and therefore we have put this program on the back burner.

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

Given the high fatality rate associated with MERS infections, and small numbers of cases, the regulatory pathway for approval processes is uncertain. However, progress has been made with fatal diseases such as Ebola in defining clinical pathways, and we anticipate similar development model to be applied for MERS, if we restart this R&D program in the future.

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

Requirement for Additional Capital

As of December 31, 2014, we have current assets plus security deposits of approximately $39.6 millionthat is more than sufficient to fund our operations through more than two years or December 31, 2016, at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

With our current funds we believe that we have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct Phase I and Phase IIa human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. This was the underlying basis for the purchase,of the cGMP manufacturing and R&D facility in Shelton, CT,. This facility will enable cGMP manufacture of all of our drug substances. .

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

We anticipate that we will incur the following additional expenses over the next 24 months:

1. Research and Development of $12,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide, Eye nanoviricide, HIVCide, HerpeCide, Dengue, MERS-CoV, and Ebola/Marburg and Rabies programs.

2. Corporate overhead of $4,000,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3. Capital costs of $2,000,000: This is the estimated cost for equipment and laboratory improvements.

4. Staffing costs of $4,000,000: This is the estimated cost of hiring additional scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.

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

Due to its current cash position, in addition to certain clinical trials for FluCide and another drug candidate, the Company anticipates that it will also be able to expedite development of its other drug candidates, namely, DengueCide, Oral FluCide, HerpeCide™, HIVCide™, and EKCCide™ into the FDA approval process. In addition, the Company was also able to undertake R&D for a nanoviricide against the Ebola virus. We do not anticipate advancing an anti-Ebola drug candidate, if successful, into traditional regulatory approval pathway at present. We believe that the current emergency and urgency of the Ebola epidemic in West Africa has opened emergency use avenues for first-in-human application and studies of anti-Ebola drugs in West Africa, as announced by the WHO, and based on recent advancement of certain drug candidates into human use against Ebola. We believe that, if successful, we will then be able to attract funding from non-dilutive sources such as government grants and contracts, as well as from charitable organizations, for advancing a potential anti-Ebola nanoviricide into further drug development into the normal drug development pathway for a lethal disease, which follows the US FDA Animal Rule model.

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

Ability to manufacture our novel nanomedicines under cGMP conditions has been a limiting factor for us in advancing our drug candidates towards clinical trials. Once the Shelton facility is fully going and once we have produced several batches of at least one of our drug candidates at this facility under cGMP conditions, we will also have the ability to quickly develop cGMP manufacture of our other drug candidates. We believe that this will then enable us to move our drug candidates into clinical trials in rapid succession, limited only by the funding available and the personnel constraints that arise in small start-up pharma companies such as ours.

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond December 31, 2016. The Company currently has no long term debt other than the convertible debentures as disclosed.

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

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) originally concluded that as of the end of the period covered by the Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However, in connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014 and 2013, we determined that in preparing our audited financial statements for the year ended June 30, 2014, we inadvertently overlooked the anti-dilution provisions in certain warrants issued in connection with the company’s private placements of securities Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding.

Also in connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014 we determined that in preparing our unaudited financial statements for the quarter ended September 30, 2014, we inadvertently did not recognize a single compound embedded derivative included with the issuer’s redemption rights in the Series C Convertible Debenture and the holders conversion right to receive coupon interest in common stock of the issuer. The Series C Convertible Debentures were issued on July 2, 2014. The Company has restated its financial statements for the three month period ended September 30, 2014 and 2013.

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

In connection with the restatement discussed in Note 2 of the Notes to Financial Statements included in this Form 10-Q/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this reassessment, using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 due to a deficiency in the controls over the review of accounting for complex debt and equity transactions. Management concluded that this deficiency was a material weakness as defined in the Securities and Exchange Commission regulations. This control deficiency resulted in the misstatement of the Companys derivative liability and the related financial disclosures for the year ended June 30, 2014 and the restatement of the unaudited financial information for the quarter ended September 30, 2014 . The Company has restated the Company's financial statements for the three and six months ended December 31, 2013. The results of which are reported in this Form 10Q at Note 2 to the financial statements.

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

On or about January 18, 2012, the Nevada Agency and Transfer Company, as agent for service of process for the Company in Nevada, was served with a Summons and Complaint in the case entitled Yidam, Ltd. v. Eugene Seymour, Anil Diwan, and NanoViricides, Inc. (Case No. A-12-654437-B) answerable in the Eighth Judicial District Court of the State of Nevada – Clark County (“Court”).  The Complaint sought to compel inspection of the Company’s books and records.  The Complaint further sought unspecified “injunctive relief” in furtherance of the demand for inspection to which it is not entitled.  The Complaint by a holder of less than 1 percent of the common stock of the Company sought, inter alia, inspect documents and records of the company to which it is not entitled and in a form and manner the Company argues is not authorized by statute.  Management believed that this lawsuit had no merit or basis  Monetary damages had not been claimed and as a result no accrual had been made in relation to this litigation. This action was dismissed by the court or withdrawn several times in a series of repetitive complaints

The Company has vigorously defended this lawsuit. Following cross-motions for summary judgment and certain discovery as limited by the court, the parties engaged in a settlement conference in March 2014, at which time an agreement was reached resolving the parties’ disputes in this matter and an identical repetitive complaint the same Plaintiff had filed with the United States District Court for the District of Colorado. Pursuant to the Settlement Agreement, the Company deposited $150,000 with its attorney to be released to reimburse the Plaintiff for a portion of its litigation expenses. However, disagreements later arose regarding the negotiated resolution, precipitating, among other things, the Company’s application for court intervention and repeated status hearings. Final settlement documents were fully exchanged on September 11, 2014. Upon the Plaintiff’s compliance with the terms of the Settlement Agreement, the Company authorized counsel to release the reimbursement amount to the Plaintiff. An order dismissing the foregoing lawsuit was entered on September 16, 2014.

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

