Form 10-Q
period 2015-03-31
NANOVIRICIDES, INC.
filed 2015-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT 1934.

For the quarterly period ended March 31, 2015

Commission File Number: 333-148471

NANOVIRICIDES, INC.

(Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

1 Controls Drive

Shelton, Connecticut 06484

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares outstanding of the Company’s Common Stock as of May 15, 2015 was approximately: 57,150,000

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,919,404	$36,696,892
Prepaid expenses	308,604	108,089
Prepaid expenses - related parties	66,100	-
Other curent assets	-	150,000

Total Current Assets	34,294,108	36,954,981

PROPERTY AND EQUIPMENT
Property and equipment	12,300,894	6,736,742
Accumulated depreciation	(1,393,982)	(1,239,986)

Property and equipment, net	10,906,912	5,496,756

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(57,149)	(50,696)

Trademark and patents, net	401,805	408,258

SECURITY DEPOSIT	-	1,000,000

Total Assets	$45,602,825	$43,859,995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,375	$376,446
Accounts payable – related parties	-	49,455
Accrued expenses	125,054	91,838
Deferred interest payable	375,000	-

Total Current Liabilities	523,429	517,739

LONG TERM LIABILITIES:
Deposit for debenture	-	5,000,000
Debentures payable - Series B, net of discount	4,525,729	4,037,568
Debentures payable - Series C, net of discount	2,340,568	-
Derivative liability -Series B debentures	930,940	5,699,703
Derivative liability - Series C debentures	809,305	-
Derivative liability - warrants	4,611,472	5,235,682

Total Long Term Liabilities	13,218,014	19,972,953

Total Liabilities	13,741,443	20,490,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated,
3,406,085 and 3,193,079 shares issued and outstanding, respectively	3,407	3,194
Series B Convertible Preferred stock, $0.001 par value, 2,857,143 shares designated,
none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated,
none issued and outstanding	-	-
Common stock, $0.001 par value; 85,714,285 shares authorized;
57,150,415 and 54,620,993 shares issued and outstanding, respectively	57,150	54,621
Additional paid-in capital	84,982,686	75,212,888
Accumulated deficit	(53,181,861)	(51,901,400)

Total Stockholders' Equity	31,861,382	23,369,303

Total Liabilities and Stockholders' Equity	$45,602,825	$43,859,995

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
		As Restated		As Restated
OPERATING EXPENSES
Research and development	$546,464	$625,737	$2,274,310	$2,930,436
General and administrative	576,173	607,628	2,352,115	1,943,123

Total operating expenses	1,122,637	1,233,365	4,626,425	4,873,559

LOSS FROM OPERATIONS	(1,122,637)	(1,233,365)	(4,626,425)	(4,873,559)

OTHER INCOME (EXPENSE):
Interest income	35,009	54,789	156,035	78,850
Interest expense	(1,920,268)	(2,725,716)	(2,412,712)	(2,972,216)
Discount on convertible debentures	(297,276)	(143,051)	(860,454)	(419,305)
Change in fair value of derivatives	3,054,154	5,371,197	6,463,095	1,585,067

Other income (expense), net	871,619	2,557,219	3,345,964	(1,727,604)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(251,018)	1,323,854	(1,280,461)	(6,601,163)

INCOME TAX PROVISION	-	-	-	-

NET (LOSS) INCOME	$(251,018)	$1,323,854	$(1,280,461)	(6,601,163)

NET (LOSS) INCOME PER COMMON SHARE
- Basic	$(0.00)	$0.02	$(0.02)	(0.13)
- Diluted	$(0.02)	$(0.02)	$(0.07)	(0.13)
Weighted average common shares outstanding
- Basic	56,941,122	53,318,736	56,356,105	50,307,984
- Diluted	59,607,788	55,033,023	59,022,772	50,307,984

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from June 30, 2014 through March 31, 2015

(Unaudited)

	Series A Preferred		Common Stock: Par
	Stock: Par $0.001		$0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2014	3,193,079	$3,194	54,620,993	$54,621	$75,212,888	$(51,901,400)	$23,369,303

Series A Preferred Shares issued with Debenture - Series C	187,000	187	-	-	1,152,110		1,152,297

Series A Preferred Shares issued for employee stock compensation	23,148	23	-	-	181,340		181,363

Shares issued for consulting and legal services			20,880	21	82,339		82,360

Warrants issued to Scientific Advisory Board			-	-	52,130		52,130

Common Shares issued in connection with exercise of warrants			1,926,656	1,927	6,741,370		6,743,297

Common shares issued for debenture interest			571,433	571	1,502,298		1,502,869

Series A Preferred Shares issued for consulting and legal services rendered	2,858	3			24,471		24,474

Shares issued for Directors fees			10,453	10	33,740		33,750

Net loss				-		(1,280,461)	(1,280,461)

Balance, March 31, 2015	3,406,085	$3,407	57,150,415	$57,150	$84,982,686	$(53,181,861)	$31,861,382

NanoViricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2015	March 31, 2014
		As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,280,461)	$(6,601,163)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	205,837	70,524
Common shares issued for services	116,110	96,751
Common shares issued for interest	1,502,869	2,605,716
Warrants granted to Scientific Advisory Board	52,130	167,954
Depreciation	153,996	151,902
Amortization	6,453	6,581
Change in fair value of derivative liability	(6,463,095)	(1,585,067)
Amortization of debt discount convertible debentures	860,454	419,305
Changes in operating assets and liabilities:
Prepaid expenses	(200,515)	(740,515)
Other current assets	150,000	-
Deferred interest payable	375,000	-
Accounts payable	(353,071)	(8,256)
Prepaid expenses/accounts payable - related parties	(115,555)	35,469
Accrued expenses	33,215	2,736

NET CASH USED IN OPERATING ACTIVITIES	(4,956,633)	(5,378,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	1,000,000	(1,000,000)
Purchase of property and equipment	(5,564,152)	(3,618,201)

NET CASH USED IN INVESTING ACTIVITIES	(4,564,152)	(4,618,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants in connection
with private placements of common stock, net of issuance costs	-	28,602,740
Proceeds from exercise of warrants	6,743,297	735,626

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,743,297	29,338,366

NET CHANGE IN CASH and CASH EQUIVALENTS	(2,777,488)	19,342,102

Cash and Cash Equivalents at beginning of period	36,696,892	13,923,245

Cash and Cash Equivalents at end of period	$33,919,404	$33,265,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Series A Preferred stock issued as discount on debentures	$1,152,297	$-
Issuance of Series C Debenture for deposit received	5,000,000	-
Bifurccation of embedded derivative	1,879,428	-
Stock warrants granted to brokers	-	248,758

 See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March 31, 2015 AND 2014

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Nature of Business

NanoViricides, Inc. (the “Company) was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. which was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling as a Nevada corporation.  On May 12, 2005, the corporations were merged and Edot-com.com, Inc., the Nevada corporation, became the surviving entity.

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

As a result of the Exchange transaction, the former NVI stockholders held approximately 80% of the voting capital stock of the Company immediately after the Exchange.  For financial accounting purposes, this acquisition was a reverse acquisition of ECCM by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer. Accordingly, the financial statements have been prepared to give retroactive effect to May 12, 2005 (date of inception), of the reverse acquisition completed on June 1, 2005, and represent the operations of NVI.

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased.  Effective on the same date, Edot-com.com, Inc. changed its name to NanoViricides, Inc. and its stock symbol to “NNVC”, respectively.

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), an entity owned and controlled by a significant stockholder, to which we have the necessary exclusive, worldwide licenses in perpetuity. The first agreement we executed with TheraCour Pharma on  September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus.

On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive, worldwide licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the Company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 2,000,000 shares were valued at the par value of $2,000.

Note 2- Restatement of Previously Issued Financial Statements

In connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that in preparing our audited financial statements for the year ended June 30, 2014, we inadvertently overlooked the anti-dilution provisions in certain warrants issued in connection with the Company’s private placements of securities. Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the Company issued any stock equivalent securities at a lower price in the future while the warrants were still outstanding.  Adjustments to settlement amounts by future equity offerings or contractual terms of other equity linked financial instruments issued in a subsequent period are not inputs to the fair value of a fixed-for-fixed option on equity shares. Accordingly, the warrants are not considered indexed to its own stock and thus must be accounted for as derivative liabilities which require initial measurement at fair value and adjustment to fair value in subsequent periods . The Company determined that the error caused a material understatement of its derivative liability at June 30, 2014. As a result of this error, we filed the Form 10-K/A to restate our audited financial statements for the year ended June 30, 2014, on February 23, 2015 and the Form 10-Q/A to restate the unaudited financial statements for the three month periods ended September 30, 2014 and 2013. Form 10-Q for the three and six month periods ended December 31, 2014 and 2013 has also been restated for the three and six month periods ended December 31, 2013 to reflect the correction of the aforementioned error included in those periods.

The financial statements for the three and nine month periods ended March 31, 2014, include restatements to reflect the aforementioned omission of the derivative liabilities arising from the anti-dilution provisions in the aforesaid warrants issued in conjunction with the Company’s private placement of securities included in those periods. For the three and nine months ended March 31, 2014 the net adjustment to net income/loss recognized by the Company is $1,618,264 and $1,658,409 respectively. The net adjustment resulting from the recognition of the warrant derivative liability is an increase of $4,082,131 to derivative liability and a corresponding reduction in additional paid in capital of $4,082,131.

The impact of the above adjustment to the line items in our unaudited financial statements as of March 31, 2014 and for the three and nine months ended March 31, 2014 are summarized in the tables below:

Balance Sheet Data

	March 31, 2014	Net Adjustments	March 31, 2014
	(Unaudited)		(Unaudited)
	As Originally Reported		As Restated

LONG TERM LIABILITIES:
Debentures payable - Series B	$3,887,378	$-	$3,887,378
Derivative liability -Series B	3,824,986	-	3,824,986
Derivative liability -warrants	-	4,082,131	4,082,131
Total Long Term Liabilities	7,712,364	4,082,131	11,794,495

Total Liabilities	8,920,548	4,082,131	13,002,679

STOCKHOLDERS' EQUITY:
Additional paid-in capital	78,531,194	(5,740,540)	72,790,654
Accumulated deficit	(46,559,356)	1,658,409	(44,900,947)

Total Stockholders' Equity	$32,029,392	$(4,082,131)	$27,947,261

Statements of Operations

(Unaudited)

	For the Three Months		For the Three Months	For the Nine Months		For the Nine Months
	Ended		Ended	Ended		Ended
	March 31, 2014	Net Adjustments	March 31,2014	March 31, 2014	Net Adjustments	March 31,2014
	As Originally Reported		As Restated	As Originally Reported		As Restated
OPERATING EXPENSES
Research and development	$625,737	$-	$625,737	$2,930,436	$-	$2,930,436
Refund credit research and development costs	-	-		-	-
General and administrative	607,628	-	607,628	1,943,123	-	1,943,123

Total operating expenses	1,233,365	-	1,233,365	4,873,559	-	4,873,559

LOSS FROM OPERATIONS	(1,233,365)	-	(1,233,365)	(4,873,559)	-	(4,873,559)

OTHER INCOME (EXPENSE):
Interest income	54,789	-	54,789	78,850	-	78,850
Interest expense	(2,725,716)	-	(2,725,716)	(2,972,216)	-	(2,972,216)
Discount on convertible debentures	(143,051)	-	(143,051)	(419,305)	-	(419,305)
Change in fair market value of derivatives	3,752,933	1,618,264	5,371.197	(73,342)	1,658,409	1,585,067

Other income (expense), net	938,955	1,618,264	2,557,219	(3,386,013)	1,658,409	(1,727,604)

(LOSS ) INCOME BEFORE INCOME TAX PROVISION	(294,410)	1,618,264	1,323,854	(8,259,572)	1,658,409	(6,601,163)

INCOME TAX PROVISION	-	-	-	-	-

NET (LOSS) INCOME	$(294,410)	$1,618,264	$1,323,854	$(8,259,572)	$1,658,409	$(6,601,163)

NET (LOSS) INCOME PER COMMON SHARE
- Basic	$(0.01)		$0.02	$(0.16)		(0.13)
- Diluted	$(0.01)		$(0.02)	$(0.16)		$(0.13)

Weighted average common shares outstanding
- Basic	53,318,736		53,318,736	50,307,984		50,307,984
- Diluted	53,318,736		55,033,023	50,307,984		50,307,984

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

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2014 filed on February 23, 2015.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock, and convertible debentures.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014

Stock options	535,715	535,715

Warrants	5,959,527	8,870,065

Total potentially outstanding dilutive common shares	6,495,242	9,405,780

In addition, the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the debentures had been paid in shares of the Company’s $0.001 par value common stock (“ Interest Shares”) according to the terms of the Debenture. No additional Interest Shares are required to be issued under the terms of the debenture. The Company will need to issue 571,428 warrants on January 15, 2016 relating to the additional interest to be paid on the Series B debentures. Coupon interest payable quarterly related to the Series B Debentures is payable in cash or shares of Common Stock at the average of the open and close value on the date such interest payment is due at the option of the Holder. The Holders have elected to receive coupon interest in cash.

At March 31, 2015, the estimated number of potentially dilutive shares of the Company’s common stock into which the Series B debentures can be converted based upon the conversion price of $3.50 is 1,714,286. At March 31, 2015 the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 3,406,085 of $0.001 par value Preferred A shares to investors and others as of March 31, 2015. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a Change of Control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At March 31, 2015, the estimated number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 11,921,298, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

Pursuant to the Redemption provisions of the Series C Debentures, the Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, and if the closing bid price of the Common Stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of Common Stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the Common Stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of Common Stock (the “Redemption Warrants”, and collectively with (i) – (iii), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for income from continuing operations:

	For the three months ended		For the nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Calculation of basic loss per share of common stock:

Net (loss) income attributable to common stockholders	$(251,018)	$1,323,854	$(1,280,462)	$(6,601,163)

Denominator for basic weighted average shares of common stock	56,941,122	53,318,736	56,356,105	50,307,984

Basic (loss) income per share of common stock	$(0.00)	$0.02	$(0.02)	$(0.13)

Calculation of diluted loss per share of common stock:

Net (loss) income attributable to common stockholders	$(251,018)	$1,323,854	$(1,280,462)	$(6,601,163)

Add: Income impact of assumed conversion of Debentures	(696,103)	(2,502,430)	(2,740,562)	-

Net (loss) income attributable to common stockholders plus assumed conversions	$(947,121)	$(1,178,576)	$(4,021,024)	$(6,601,163)

Denominator for basic weighted average shares of common stock	56,941,122	53,318,737	56,356,105	50,307,984

Incremental shares from assumed conversions of Debentures payable	2,666,667	1,714,286	2,666,667	-

Denominator for diluted weighted average shares of common stock	59,607,788	55,033,023	59,022,772	50,307,984

Diluted (loss) income per share of common stock	$(0.02)	$(0.02)	$(0.07)	$(0.13)

Series B Debentures were excluded from the loss per share calculation for the three and nine months ended March 31, 2014 because the impact is anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 31, 2015. The Company is currently evaluating the impact of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Management is currently evaluating the impact of the adoption of ASU 2014-14 on the Company’s financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. We expect the adoption of this guidance will not have a material impact on our financial statements.

Note 4 - Financial Condition

The Company’s financial statements for the interim period ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit at March 31, 2015 of ($53,181,861).  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2015 the Company had cash and cash equivalents of $33,919,404. The Company has sufficient capital to continue its business, at least, through March 31, 2017, at the current rate of expenditure.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities. The Company may require additional capital to finance planned and currently unplanned capital costs and additional staffing requirements during the next 24 months. The Company has in the past adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its plan of operations as necessary, if it is unable to raise additional funds.

Note 5 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, significant stockholder, director

TheraCour Pharma, Inc.	An entity owned and controlled by significant stockholder

Inno-Haven, LLC	An entity owned and controlled by significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Property and Equipment

For the nine months ended
March 31, 2015
During the reporting period, the Company acquired 1 Controls Drive Shelton Ct from Inno-Haven, LLC	$4,222,549

During the reporting period, Inno-Haven, LLC, acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$-

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$222,582

Prepaid Expense (Accounts Payable) Related Party

	As of March 31, 2015	As of June 30, 2014
Pursuant to an Exclusive License Agreement and an Additional License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies, and others. In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 per month or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Prepaid Expense (Accounts payable) due TheraCour Pharma Inc. (including a two (2) month security advance):	$66,100	$(49,455)

Research and Development Costs Paid to Related Parties

	For the three months ended		For the nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Development fees and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2015 and 2014	$398,407	$391,628	$1,688,547	$1,315,753

Long Term Debenture Payable to a Director

	March 31, 2015	June 30, 2014

Series B Convertible Debentures - Milton Boniuk	$4,000,000	$4,000,000

Series C Convertible Debentures: - Milton Boniuk	5,000,000	-

Total Long Term Debentures Payable to a Director	$9,000,000	$4,000,000

Note 6 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2015	June 30, 2014

Building GMP Facility	$8,376,336	$3,099,780

Office Equipment	30,048	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment	3,893,110	3,605,514

Total Property and Equipment	12,300,894	6,736,742

Less Accumulated Depreciation	(1,393,982)	(1,239,986)
Property and Equipment, Net	$10,906,912	$5,496,756

Depreciation expense for the nine months ended March 31, 2015 and 2014 was $153,996 and $151,902, respectively.

On December 31, 2014, the Company entered into and consummated an Agreement for the Purchase and Sale of a cGMP-compliant pilot manufacturing and lab facility at 1 Controls Drive, Shelton, Connecticut. The purchase price of the facility was comprised solely of the repayment of the direct costs of the seller, Inno-Haven, LLC (“Inno-Haven”), an entity owned and controlled by a significant stockholder, incurred in acquiring and renovating the property and the facility plus Inno-Haven’s closing costs in connection with the sale. The purchase price consisted of the repayment of Inno-Haven’s acquisition and renovation expenses of $4,222,549 and closing costs of $81,230.

Note 7 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2015	June 30, 2014

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(57,149)	(50,696)
Trademarks and Patents, Net	$401,805	$408,258

Amortization expense amounted to $6,453 and $6,581 for the nine months ended March 31, 2015, and 2014, respectively.

Note 8 – Convertible Debentures

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the issuance, average of the open and close value on the date such interest payment is due. Additional interest is payable in restricted common stock of 571,429 shares at issuance, January 15, 2014, and 2015, and additional interest of 571,429 warrants to be issued on January 15, 2016. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following table presents the balance of the Debenture payable – Series B, net of discount at March 31, 2015 and June 30, 2014. The debt discount is being accreted to interest expense over the term of the debenture:

	March 31, 2015	June 30, 2014

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Amortization of debt discount	1,261,039	772,878

Debenture payable - Series B, net	$4,525,729	$4,037,568

The debenture contains embedded derivatives which are not clearly and closely related to the host instrument. The embedded derivatives are bifurcated from the host debt instrument and treated as a liability.

The single compound embedded derivative features valued include the:

1.	Principal conversation feature at maturity based on fixed conversion price subject to standard adjustments.

2.	Redemption additional interest and Redemption Warrants offering.

3.	Additional Interest Shares and Interest Warrants.

For the three and nine months period ended March 31, 2015 the Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amounts of $166,543 and $488,161 respectively.

The Company used a lattice model that values the compound embedded derivatives of the Series B Convertible Debenture based on a probability weighted discounted cash flow model at March 31, 2015.

The following assumptions were used for the valuation of the compound embedded derivative at March 31, 2015:

•	The balance of the Series C Convertible Debenture as of issuance and March 31, 2015 is $6,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $2.25 at March 31, 2015 which decreased the warrant value with the $3.50 exercise price (further out to in the money);

•	The projected annual volatility was based on the Company historical volatility:

1 year

12/31/2014 75%

3/31/2015 67%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The Weighted Cost of Capital discount rate (based on the Market Value of the transaction at issuance) adjusted for changes in the risk free rate is 21.86%.

•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at March 31,2015 was $930,940.

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenture had been received by the Company prior to June 30, 2014, the year-end reporting period and the Company has reported the said Debenture in the financial statements at June 30, 2014 under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated on the average of the open and close value on the date such interest payment is due. To date, the Holder has elected to take such coupon interest in cash. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized for a derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 shares of its Series A Convertible Preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value . The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount will be amortized over the term of the Debenture using the effective interest method. For the three and nine months period ended March 31, 2015 the Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amounts of $130,733 and $372,293 respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at March 31, 2015:

Proceeds	$5,000,000
Debt discount
Series A Preferred	(1,152,297)
Embedded derivative	(1,879,428)
1,968,275

Amortization of debt discount for the nine months ended March 31, 2015	372,293

Balance at March 31, 2015	$2,340,568

The Company used a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at March 31, 2015.

The following assumptions were used for the valuation of the compound embedded derivative at March 31, 2015:

•	The balance of the Series C Convertible Debenture as of March 31, 2015 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $2.25 at March 31, 2015 which decreased the warrant value with the $6.05 exercise price (further out to in the money);

•	The projected annual volatility was based on the Company historical volatility:

1 year

12/31/2014   75%

3/31/2015     67%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.86%.

•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at March 31, 2015 was $809,305.

Note 9 - Equity Transactions

On July 17, 2014 the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009, (“Old Warrants”) as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. Holders of the Old Warrants were required to submit Notice of Exercise by August 15, 2014, or their warrants would expire. The Company received Notices to Exercise Warrants and the exercise price to purchase an aggregate of 1,926,656 shares of the Company’s common stock at the exercise price of $3.50 per share for an aggregate purchase price of $6,743,297.

On February 1, 2015 the Company’s Board of Directors authorized the issuance of 571,433 shares of the Company’s $0.001 par value common stock as annual interest payable to holders of the Company’s Series B Debentures. The Company recorded interest expense of $1,502,869 for the three month period ended March 31, 2015 calculated using the fair market value of the Company’s common stock on the date issued.

Unregistered Securities

As discussed in Note 8, on July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 Shares of its Series A Convertible Preferred stock to Dr. Milton Boniuk, pursuant to the terms of the Debenture. The Company allocated the proceeds received between the Debenture and the Preferred Stock on a relative fair value basis. The amount allocated to the Preferred stock was $1,152,297.

For the nine months ended March 31, 2015, the Scientific Advisory Board was granted fully vested warrants to purchase 51,444 shares of common stock at exercise prices between $3.62- $5.04 per share expiring in the fiscal year ending June 30, 2018.  These warrants were valued at $52,130 and recorded as consulting expense.

For the nine months ended March 31, 2015, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	37.44% -45.84%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.20 - 1.67%

For the nine months ended March 31, 2015, the Company’s Board of Directors authorized the issuance of 23,148 shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $181,363.

For the nine months ended March 31, 2015, the Company’s Board of Directors authorized the issuance of 2,858 shares of its Series A Convertible Preferred Stock which are fully vested for consulting services. The Company recorded an expense of $24,474.

For the nine months ended March 31, 2015, the Company’s Board of Directors authorized the issuance of 20,881 shares of its common stock which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $82,360 which is the fair value at date of issuance.

For the nine months ended March 31, 2015, the Company’s Board of Directors authorized the issuance of 10,453 shares of its common stock which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $33,750 which is the fair value at date of issuance.

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Preferred A shares granted to various employees and others on the date of grant. The Preferred Series A shares fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at March 31, 2015 used the following inputs:

a.	The common stock price was in the range $2.72 to $2.29;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 4.896% to 5.046% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from March 1, 2013 and a remaining restricted term of 2.08 to 1.92 years;

f.	32.61% to 31.42% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 78.63% to 69.38% volatility, 0.674% to 0.47% risk free rate) applied to the converted common.

Note 10 – Stock Options and Warrants

The following table presents the activity of stock options issued for the nine months ended March 31, 2015 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2014	535,715	$0.35	1.23	$2,094,643
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at March 31,2015	535,715	$0.35	0.48.	$996,424

As of March 31, 2015 there was no unrecognized compensation cost.

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2014	8,894,355	$5.01	2.78	$2,278,458

Granted	51,444	4.18	-	-
Exercised	1,926,656	3.50	-	-
Expired	1,059,616	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at March 31, 2015	5,959,527	$5.15	3.34	$19,004

Of the above warrants, 277,149 expire in fiscal year ending June 30, 2015; and 68,571 expire in fiscal year ending June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 68,570 in fiscal year ending June 30,2018; 5,476,666 in fiscal year ending June 30, 2019.

Note 11 – Fair Value Measurement

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

At March 31, 2015 and June 30, 2014, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2015 and June 30, 2014, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2015:

	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$930,940
Derivative liability – Series C debentures	-	-	809,305
Derivative liability – warrants	-	-	4,611,472
Total derivatives	$-	$-	$6,351,717

	Fair Value Measurements at
	June 30, 2014 (Restated):

	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	$-	5,699,703
Derivative liability - warrants	-	-	5,235,682
Total derivatives	$-	$-	$10,935,385

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended March 31, 2015:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability - warrant

Beginning balance at July 1, 2014	$5,699,703	$-	$5,235,682
Additions during the year	-	1,879,428	-
Change in fair value	(4,768,763)	(1,070,123)	(624,210)
Transfer in and/or out of Level 3	-	-	-
Ending balance at March 31, 2015	$930,940	$809,305	$4,611,472

Note 12 - Commitments and Contingencies

Operating Lease

The Company maintains facilities located at 135 Wood Street, West Haven, Connecticut, that includes approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The term of lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $78,255 and $78,255 for the nine months ended March 31, 2015 and 2014, respectively.

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

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

Description of Business

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

NanoViricides Drug Pipeline

The Company currently has six drugs in development with very large commercial markets. These include (i) Injectable FluCide™ for hospitalized patients with severe influenza, (ii) Oral FluCide™ for out-patients, (iii) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS), (iv) HIVCide™ for HIV/AIDS, (v) HerpeCide™ for cold sores and genital sores caused by HSV, and (vi) Broad-spectrum Anti-Viral Eye drops for adenoviral and herpesviral infections of the external eye. In addition, the Company has research programs to develop drugs against Ebola and Marburg viruses, including the Makona variant Ebola virus that is the cause of the recent epidemic in West Africa, Rabies virus, as well as the recent MERS Coronavirus (Middle-East Respiratory Syndrome). The Company also has a technology that we call “ADIF” or “Accurate-Drug-In-Field” technology with which an effective drug can be developed against a novel virus right in the field using stockpiled nanoviricides® precursors. The estimated market size for the current drug candidates is well in excess of $40 billion worldwide.

We believe that the pace of development of our broad drug pipeline is now accelerating. The strong financing we have been able to raise concomitant with our up-listing to the NYSE-MKT exchange in late 2013, the new facility with the capability of large scale batch production, and of clinical cGMP-quality drug material production, and significant additional resources are strong enablers that we have been able to establish in the past few years. (“cGMP” means current good manufacturing practices.) These enablers are now helping us to move our pipeline further towards Investigational New Drug (“IND”) Application filing stage.

The HerpeCide™ Program Update

In April 2015, subsequent to the reporting period, the Company reported that its anti-Herpes nanoviricides drug candidates demonstrated dramatic effectiveness in a lethal mouse model of dermal herpes infection. The reported studies were performed in Professor Ken Rosenthal’s laboratory at the NorthEast Ohio Medical University (“NEOMED”). Professor Rosenthal retired last year and continued as Professor Emeritus at NEOMED. Even after his retirement, he continued his research, and was personally involved in on-going studies of nanoviricides drug candidates in his laboratory. Professor Rosenthal has now joined Roseman University of Health Sciences, Las Vegas, Nevada, as a Professor of Biomedical Sciences. He will continue as a consultant to NanoViricides for our anti-herpes drug development program. He is a leading researcher in herpes virus anti-viral agents and vaccines.

The Company reported that topical dermal treatment with two of its anti-herpes nanoviricides formulations led to almost complete (>85%) survival of the lethally infected mice in this animal model. In contrast, animals treated with an acyclovir formulation exhibited significantly lower survival rates (<58%) even though it was employed at twice the human dosage concentration; and all untreated mice died of the disease.

The nanoviricides treatment also led to dramatic improvements in clinical symptoms associated with herpes simplex virus infection. The nanoviricides appeared to block the progression of the virus infection as observed by a reduction in the progression of the spreading of lesions. In addition, the nanoviricides prevented the development of scabbing of the herpes virus infected lesions in the animal model. Development of scabbing is a negative clinical indicator in this model - it indicates an increase in morbidity. For untreated and sham treated animals, the HSV infection progressed from initial redness at the site of infection to lesions that progressed on the skin along the nerve and internally to ultimately kill the mouse. Topical dermal treatment with the two nanoviricide formulations significantly delayed the onset of the clinical symptoms, prevented the progression of the lesions, and produced survival of almost all of the mice (>85%).

The observed delay in initiation of disease signs and the dramatic survival of the mice were estimated to indicate a reduction of 90% or more in the production of virus in the animals, possibly during the initial period of replication. These nanoviricides have also demonstrated significant reduction in virus production in cell culture studies.

The survival improvement correlated with a significant reduction in disease severity. The results indicate that these nanoviricides were significantly superior to acyclovir in this animal model study. These studies employed the HSV-1 H129c strain. This highly neurotropic strain is derived from a patient. It is known to be far more virulent than other HSV-1 strains that have been used in drug and vaccine development against herpes viruses.

The Company had previously reported that its earlier anti-HSV drug candidates had exhibited greater than 99.9% viral load reduction in cell culture studies employing the HSV-1 McCrae strain.

The nanoviricides® mechanism of action is believed to mimic a natural host cell receptor using which the virus binds and infects cells; binding of a nanoviricide nanomicelle to the virus is expected to render it non-infectious. A nanoviricide would thus stop the spread of the viral infection to new uninfected cells. This mechanism is different from that of currently available anti-Herpes drugs. The Company therefore believes that it is able to develop broad-spectrum anti-herpes nanoviricide drugs.

These results are very significant considering that topical acyclovir in the form of cream and ointment are approved for the treatment of cold sores.

The Company believes that it will be able to declare a broad-spectrum drug candidate against herpes viruses after certain additional testing. Further drug development is necessary towards the goal of drug approval.

The Company believes that the drug approval process for a topical herpes treatment could be relatively rapid, based on the strong effectiveness results. The Company intends to meet with its FDA advisory consulting group, namely, Biologics Consulting Group, Inc., to chart out the path towards approval. In addition, the Company intends to engage a Contract Research Organization (CRO) for further development of a topical anti-herpes drug into the regulatory approval pathway for US FDA as well as internationally.

We anticipate that the same broad-spectrum anti-herpes nanoviricide drug candidate could be a viable drug for multiple indications. These include: Herpes cold sores, caused by HSV-1; Genital Herpes lesions, caused by HSV-2; and Herpes Keratitis (a disease of the eye, caused primarily by HSV-1). In addition, CMV (cytomegalovirus), another herpesvirus, causes CMV-mononucleosis and can result in severe eye diseases. Further, Varicella Zoster Virus (VZV), the cause of shingles in adults and chickenpox in children, is also a herpes virus. Shingles results in post-herpetic neuralgia (PHN), that the Company believes can be minimized if shingles are treated so that nerve damage is minimized. Further, HHV-6 and HHV-7 cause roseola in children and infants, and infect almost all humans. Further, various herpes virus infections reaching the brain may be linked to some forms of neurologic deficit disorders such as multiple sclerosis, mesial temporal lobe epilepsy, status epilepticus (seizures), chronic fatigue syndrome, as well as Alzheimer’s disease, according to recent studies. These herpes viruses continue to reside latently in ganglia or other sites, and are reactivated periodically, causing diseases. Epstein-Barr Virus (EBV), another herpesvirus, is a major cause of infectious mononucleosis, and may lead to various lymphomas and B-cell malignancies including multiple myeloma later in life in a small percentage of cases. EBV becomes latent in B cells and it can genetically transform them, which then may lead to the various cancers that it can cause.

Almost all of these herpesviruses infect over 90% of humans, most in early childhood, and others in adolescence. Recently, valacyclovir has been shown to have some effectiveness during acute EBV mononucleosis infection, although it is recommended for use only in complicated cases. Existing therapies against HSV include acyclovir and drugs chemically related to it. These drugs must be taken orally or by injection and are not very effective as topical agents. Other drugs such as docosanol are largely ineffective. Currently, there is no cure for herpes infection.

Our broad-spectrum anti-herpes nanoviricide drug can significantly reduce viral load during reactivation phase, thereby limiting the frequency, duration, and severity of current and future recurrences. We believe that our drugs are likely to be far superior to current therapies, based on our results in cell culture and animal studies.

The market size for herpes simplex virus treatments is in excess of $2 billion annually. The Company believes that a drug that is superior to existing therapies could result in significantly expanded market size, as has been demonstrated in the case of HIV, Hepatitis C and other diseases. An estimate of over $40 billion for an effective anti-herpes drug may not be excessive, considering the near-complete penetration of the various herpesviruses in human population, and the repetitive and debilitating nature of illnesses that they can cause.

In just four cycles of further improvements undertaken since 2010, the Company has now reached its goal of substantially complete survival in the highly lethal animal model of dermal herpesvirus infection (HSV-1 H129c strain), wherein no current drugs have shown substantial survival effect. Our anti-Herpes program began in 2009, and soon thereafter, the Company demonstrated strong anti-herpes efficacy in cell cultures against two different HSV-1 strains at two different sites. Since then the Company has been optimizing the drug candidates to achieve strong effectiveness in a highly lethal animal model. Due to resource constraints, the Company has been able to perform these studies only sporadically. Since up-listing in late 2013 and raising significant amounts of financing, the Company has been able to make strong further progress against Herpes that has resulted in the recent achievements.

Facility Update

The Company reports that the process of commissioning of its new facility in Shelton is on course. Our Bio-Analytics Group has already moved operations to the new facility. Large Scale Chemistry Group is completing the necessary modifications to the facility to enable large scale production processes. Various laboratory instruments are being installed by vendors under warranty programs for installation qualification and operational qualification.

We implemented a phased program for commissioning the new facility. This has enabled us to continue to progress in all of our existing programs, without interruptions, while the facility preparations were going on. Because of this phased approach, we were able to make and send novel candidates for testing against Ebolavirus in January, 2015. We were able to send the modified formulations of our anti-herpes drug candidates to the Rosenthal Lab at NEOMED in March, 2015. In addition, we have been able to continue advancing in developing the CMC program for FluCide™, our broad-spectrum drug candidate against all influenza viruses.

In addition, the Company has developed a flexible, multi-product, pilot manufacturing facility capable of manufacturing any of its drug candidates in c-GMP compliant manner. Construction of this facility was completed in July, 2014. It is now undergoing cleaning, validation and fit-out for specialized equipment. We have started working in this facility, albeit to a very limited extent. This facility will be able to provide the cGMP-compliant clinical drug substances for its future human clinical studies. “c-GMP”= current Good Manufacturing Practices, a set of guidelines developed by the US FDA that the manufacture of a drug must adhere to for human clinical trials and future sales. Internationally, there are similar guidelines promoted by local regulatory agencies, and ICH harmonization guidelines promoted by the WHO. A group of private financiers that includes our founder Dr. Anil Diwan acquired an 18,000 sqft building on 4 acres with possibilities for expansion, in Shelton, CT, via Inno-Haven, LLC, a company formed specifically for the purpose of acquiring the lab. This building was completely renovated to facilitate setting up a modern cGMP drug substance manufacturing facility with injectable drugs capability, as well as supporting analytical and chemistry laboratory facilities.

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

We evaluated the lease versus purchase option regarding this facility. The Board of Directors authorized the purchase of this facility. The Board commissioned due diligence thereafter. The purchase was completed on December 31, 2014.

The Company purchased the facility solely by repaying for the costs borne by Inno-Haven, LLC, in acquiring and renovating the property. NanoViricides’ Board of Directors had approved the purchase of the facility on these terms in July 2014.

Dr. Diwan recused himself from the NanoViricides’ processes pertaining to the lease or purchase of the facility including commissioning and study of reports, as well as the Board of Directors meetings and discussions.

Dr. Diwan originally purchased the existing building and land at this location in August, 2011, using his savings, funds he had raised from a sale of his founders stock under a 10b-5 plan, and certain private loans from other private parties. Inno-Haven, LLC was formed as a special purpose limited liability company, with Dr. Diwan as its controlling member, to execute this project. The facility was intended to be a standalone contract manufacturing operation supporting multiple clients, including NanoViricides, Inc. Later, Inno-Haven obtained additional non-bank commercial loans to further modify the facility as per the stringent specifications of NanoViricides, Inc. At the time that Dr. Diwan engaged into this project, NanoViricides Inc. had limited finances available, and was unable to raise funding to engage into this critical project on its own. NanoViricides common stock was trading on the OTC bulletin board, with limited trading volume. The Company had already identified in 2006 that cGMP manufacturing capability was going to be critical for advancing its drug candidates towards human clinical trials and licensure. The Company diligently investigated contract manufacturing as well as leasing of existing cGMP facilities to satisfy its needs. However, as a result of the novelty of its technology, it became apparent that external parties did not have the necessary expertise. Dr. Diwan therefore took an extreme personal risk in order to advance the Company’s goals, and engaged into this facility development project.

Subsequently, NanoViricides and Inno-Haven executed a Memorandum of Understanding (MoU) in January, 2013, in which NanoViricides agreed to lease the facility from Inno-Haven upon completion, with a right to purchase. The Company determined that it was in the best interests of the Company and its shareholders to purchase the facility rather than to lease it. Dr. Diwan recused himself from this entire process.

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

FluCide™ Program Update

We are continuing the CMC studies on FluCide production processes. These studies are necessary to enable further scale-up from the current multi-100g scale of production to kg-scale production of our nanoviricides drug candidates. CMC stands for “Chemistry, Manufacture, and Controls”, and relates to being able to make the drug substance and the drug product in a reproducible fashion, batch after batch. CMC programs for nanomedicines are relatively complex compared to those of small molecules. Most of the complexity relates to the synthesis of the polymer in a reproducible fashion. Additional complexities also may arise in further functionalization of the polymer and attachment of other entities to the polymer. The multifunctional design of our polymer system requires us to develop proper process control systems in order to achieve good reproducibility. We have focused on developing scalable, reproducible processes from the very onset. We are now enabling in-process control instrumentation in order to perform the processes in an observable and reproducible fashion.

Our FluCide Program is expected to move to the Shelton facility as soon as all of the equipment and instrumentation ordered for the scaled up syntheses arrives and is put into use.

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

We need to make approximately 2.5Kg of our FluCide drug candidate for further Tox Package studies because of the excellent safety demonstrated by this drug candidate in safety and toxicology studies in both mouse and rat animal models.

Much of our R&D work, until undertaking the Ebola program on a “war footing”, was focused on the IND-enabling development of our anti-influenza drug candidate, Injectable FluCide. The objective of our CMC-related studies on FluCide is to develop pathways that will allow industrial manufacturing scale production of a well-defined drug substance, so that multiple batches will produce consistent product. Our studies also involve the development of methods of chemical and physical characterization of the materials at various stages in the entire production process. These studies also include performing the syntheses at different scales, and at least sufficiently characterizing the products at different stages to enable decision-making regarding different possible process variations. We are also continuing to develop additional tests that are needed for analyses of samples from animals that will be generated during the safety/toxicology studies, and later in the human clinical trials. Such tests are needed for estimating a drug’s distribution pattern in the body as well as the time profile of the distribution. Such tests are also needed to decipher the metabolic fate of the drug. Since a nanoviricide drug is not a simple small chemical or an antibody, development of these tests is relatively complex, and is taking a significant amount of time. The work on FluCide continues, albeit at a reduced pace, due to the urgency of the anti-Ebola drug development program.

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

In late January 2015, we reported that an optimized FluCide® drug candidate was found to posses a good safety profile in a GLP-like toxicology study in rats. (“GLP” means Good Laboratory Practice.) These results are extremely important since they indicate that FluCide continues to look very promising as one of the most advanced candidates in the Company’s drug development pipeline. The study was conducted at BASi (Bioanalytical Systems, Inc., NASDAQ: BASI) in Evansville, Indiana. The study was performed in a cGLP-like fashion, compliant with BASi Evansville standard operating procedures. BASi has over 40 years of experience providing contract research services and niche instrumentation to the life sciences, primarily drug research and development.

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

Injectable FluCide is our most advanced candidate. This drug candidate has shown extremely high effectiveness in a lethal influenza infection mouse model against two different types of influenza A virus, namely H1N1 and H3N2. The Company believes that this drug should be effective against most if not all influenza A subtypes, and strains, including the novel H7N9 strain. The Company held a pre-IND Meeting with the US FDA for its clinical drug candidate NV-INF-1 (i.e. Injectable FluCide) in the FluCide program in March 2012. The Company obtained valuable advice and is developing this candidate towards an investigational drug application (“IND”) to the US FDA as well as for similar applications to other international regulatory agencies. The Company recently performed a short preliminary non-GLP study designed to guide the planned GLP Safety and Toxicology studies (“Tox Package”) that are required for an IND filing. Previously, on October 7, 2013, the Company announced that in this small animal non-GLP safety/toxicology study of NV-INF-1 drug candidate, even at maximum feasible dosage, the drug was well tolerated and that no adverse events were found at study completion. On March 2, 2013, the Company reported that detailed laboratory analyses of samples from this non-GLP safety and toxicology study showed no overall systemic effects and no direct effects on the primary organs. This includes liver and kidney tissues as well as liver and kidney function. This is important as the liver and kidneys are major organs involved in drug toxicity. In addition, FluCide showed no adverse effects on the lungs from the treated animals. This is very important because the respiratory system is a primary site of influenza virus infection and tissue damage. These strong safety findings were seen at all doses tested, even at the maximum feasible dose (“MFD”). MFD was much higher than the therapeutic dose range used to treat influenza virus infections in our animal model efficacy studies. FluCide was administered intravenously by tail-vein injections or by infusion in this study. This non-GLP safety/toxicology study was conducted at KARD Scientific in Massachusetts. Our recent safety and toxicology studies in rats have further corroborated the safety of FluCide.

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

The Annual Shareholders Meeting Update

On January 23, 2015, the Company conducted its Annual Meeting of Shareholders at the Hampton Inn, Stamford, CT. Mr. Stanley Glick was reappointed as a Director, Class 3, to serve an additional 2-year term. Proposal of an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 150,000,000 shares and the preferred stock to 10,000,000 shares was approved. The Company has no immediate plans for seeking any additional funding. However, the Company had determined upon discussion with counsel and other stakeholders, that an expansion in the authorized capital was necessary in order to improve the Company’s fiscal robustness and in order to avoid future potential risks in financing. With our recent financings and after accounting for purchase of the Shelton facility, as of March 31, 2015, the Company has current assets including security deposits and prepaid expenses of approximately $34.3 million. The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $5.0 million this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure, and including the projected expenditures. In addition, the selection of EisnerAmper LLP as the Company’s independent registered public accounting firm for the 2015 fiscal year was ratified and approved. EisnerAmper is our independent auditing firm as of this quarterly report.

In response to questions from shareholders, the Company said that it now has sufficient production capacity for initial market entry of our first Injectable FluCide drug candidate when approved, and that it also has sufficient capacity to fulfill all the manufacturing needs of responding to the current Ebola epidemic, should any of our new anti-Ebola drug candidates move to further field application. These initial revenue opportunities supportable entirely by our current production capacity at the Shelton plant could be in the range of $100 million to $500 million, according to some estimates. The Company also stated that it is engaging into looking at additional capacity expansion at the Shelton site, as well as looking into initial requirements analysis for a future full scale manufacturing plant. As with its prior efforts, the Company intends to perform a country-wide site search for location of its full scale manufacturing facility. The search will be based on various parameters including local, state and federal grants, financing, tax abatement, and other available concessions, as well as attractiveness of the location for talented professionals that we will need to hire at such a facility. At present, the Company has no plans for raising any financing that would be necessary for such a full-scale manufacturing plant. The Company believes that as it gets closer to initial revenues, it would be able to finance a full scale manufacturing facility using traditional non-dilutive or low-dilutive options. If the Company’s Ebola drug candidate is successful, the Company believes that it would be able to attract manufacturing support from government grants and contracts.

Ebola Program Update

An Ebola virus epidemic began in western Africa with an index case in March 2013. The epidemic was identified only in March/April 2014, as it began to spread into multiple countries. It has continued to expand rapidly geographically, and also to grow exponentially in spite of the serious efforts by the international community to contain it. As of February 3, 2015, the World Health Organization (WHO) and respective governments have reported a total of 22,560 suspected cases and 9,019 deaths, though the WHO believes that this substantially understates the magnitude of the outbreak ("Ebola data and statistics - Latest available situation summary, 6 February 2015". World Health Organization. 6 February 2015. Retrieved 6 February 2015.). Sporadic cases have occurred elsewhere in the world, including the United States, which were due to persons infected with Ebola virus traveling to other countries. Secondary infections from such patients mainly to health care workers have also occurred. However, these local outbreaks outside of West Africa have been successfully controlled so far with strong case management protocols as well as public health measures, including quarantine.

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

In August 2014, we announced that we restarted our anti-Ebola drug development program. In September 2014, we announced that we had completed the design of anti-Ebola small chemical ligands that are designed to mimic the putative binding site on the Niemann-Pick C1 (NPC1) protein in host cells, to which Ebola virus glycoprotein binds prior to gaining access to the cellular machinery for making its own copies. In late October, 2014, we reported that the Company had executed a CRADA (Collaborative Research and Development Agreement for Material Transfer) with the United States Army Medical Research Institute of Infectious Diseases (“USAMRIID”), for the evaluation of our novel anti-Ebola nanomedicine drug by USAMRIID scientists in their BSL-4 facilities for activity against the deadly Ebola virus.

The Company has designed these novel anti-Ebola broad-spectrum drug candidates such that they are expected to continue to work in spite of mutations in the field.

Using NanoViricides’ rapid design platform, it took only 4 months from design to synthesis of the multiple drug candidates. These candidates are designed to attack the Ebola virus at the site on the virus that does not change in spite of mutations because the virus uses this site to bind to its cognate receptor in human cells, namely NPC1. Some of the candidates are designed to attack another conserved site on the Ebola virus that is thought to be involved in the fusion process of the virus required for it to successfully enter the cell.

The Company already has the capability of producing sufficient quantities of a successful anti-Ebola drug in its new cGMP-capable facility in Shelton, CT, for combating the current Ebola epidemic. This pilot scale manufacturing facility will be able to supply the successful nanoviricides drug candidate in quantities needed for the treatment of patients in West Africa infected with the Ebola virus. NanoViricides, Inc. is one of the very few companies that has the ability to produce its drug candidates at this full-response scale.

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

The site at which the Ebola virus binds to its cognate cellular receptor, namely NPC1, does not change, in spite of mutations. Thus the Company believes that its new drug candidates would continue to work in spite of field mutations in the virus. This is unlike vaccines, antibodies, siRNA, antisense, and several other therapeutic modes, which a virus can readily overcome due to mutations it acquires in the field. In late January 2015, the Company announced that it had sent several novel anti-Ebola drug candidates to a BSL-4 Hi-Security Biocontainment Laboratoryin the USA for testing. The Company reported that, in addition to attacking the NPC1 site, some of the candidates were designed to attack another conserved site on the Ebola virus that is thought to be involved in the fusion process of the virus, which is essential for it to successfully enter the cell.

Currently there are neither any drugs nor vaccines against Ebola, although some vaccines and some drug candidates have advanced into clinical trials. Recently, Chimerix Inc. announced that it has stopped the field clinical trial of its anti-herpes drug candidate, namely brincidofovir, against Ebola after treating approximately ten patients. In addition, in a new publication in the journal mBio (Kugelman, et al. mBio 2015;6(1):e02227-14), scientists at USAMRIID, Harvard University, and Massachusetts Institute of Technology (MIT) studied genetic changes in the Ebola virus (EBOV) circulating in West Africa, and concluded that genomic drift of the EBOV over time may be sufficient to block the action of otherwise potential therapies that target EBOV genetic sequences. The types of potential drugs at risk include monoclonal antibodies and small-interfering RNA (siRNA) that are scheduled to be evaluated during the current outbreak. This casts doubt as to how effective, if at all, zMAPP (MAPP Bio, an antibody cocktail), TKM-Ebola drug candidate from TEKMIRA (an siRNA cocktail), and the Sarepta drug candidate (a modified oligonucleotide cocktail), would be expected to be in the current outbreak. Hemispherx recently announced that its two drugs, Alferon®-N (a mixed natural interferon alpha injection), and Ampligen® (a double-stranded RNA), were found to be effective in cell cultures and that Ampligen protected 100% of ebola infected mice in a study conducted by USAMRIID scientists. However, both of these drugs act by exciting the human immune response, and therefore, their effectiveness in severely ill Ebola patients can only be assessed in the field. BioCryst stated that it is developing a broad-spectrum viral RNA Polymerase inhibitor against Ebola and other viruses. This drug, BCX-4430, is in Phase I human clinical trials. A related drug, Avigan® (favipravir, or T-705), (being developed now by FujiFilm), has shown promising results in Ebola infected patients in the field. Of 69 patients treated, only in a subset, i.e. those patients who had limited viral load, Avigan reduced mortality to 15% from the historical control value of 30% mortality in the same two hospital sites treating the patients, according a to a recent news release (http://www.nytimes.com/2015/02/05/science/ebola-drug-has-encouraging-early-results-and-questions-follow.html?_r=1). The effect of the superior case management protocols employed in connection with the treatment need to be removed from the analysis to evaluate the actual effect of the drug in such weak but promising signals. Nevertheless, the trial has been expanded and favipravir may be made more widely available to patients. In contrast, a clinical trial of one of the Ebola vaccine candidates was stopped in Phase I. Another ebola vaccine candidate is in clinical trial at present, but statisticians have raised doubts about these clinical trials in terms of producing statistically definitive results. Nevertheless, a vaccine would require vaccination of thousands of times the number of people actually affected by the disease, and given the EBOV mutation effects, vaccines of this cycle can no longer be expected to be effective to provide immunity against a future epidemic strain, similar to what is widely known in the case of influenza.

Thus development of a highly effective therapeutic against Ebola and related viruses such as Marburg remains an important and urgent unmet medical need. We believe that NanoViricides is well poised to re-enter this field and should be able to develop an effective drug rapidly, possibly in a timeline responsive to the current epidemic.

The current epidemic Ebola virus, a Zaire Ebola virus variant, has been shown to mutate in the field frequently. This raises significant doubts regarding the success of standard antiviral approaches including vaccines, antibodies, antisense technologies, and siRNA approaches. In spite of the mutations, however, the cognate receptor of the virus on the cells and how the virus binds to it does not change. Fortunately, this receptor has now been identified for Ebola virus, as the Niemann-Pick C1 protein (NPC1), a cholesterol transporter whose function is essential for health. An approach of blocking the cellular pprotein, NPC1in analogy to the development of maraviroc to block CCR5 and thereby affect HIV/AIDS, is unlikely to be successful, because NPC1 function is essential to human health. In contrast, the nanoviricides approach of attacking the virus itself by presenting to the virus a biomiteic surface like a cell membrane studded with the same binding sites which the virus binds to, namely its site on NPC1, shows significant promise. Sufficient structural information has been elucidated recently about Ebola virus-NPC1 interaction that it has become possible for us to develop novel drug candidates against Ebola that the virus is unlikely to escape. In addition, since the NPC1 interaction is essential for EBOV to cause disease, such a nanoviricide candidate is expected to have strong efficacy in the field, and would be expected to remain effective in spite of mutations in the virus.

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

The Company believes it has the ability to produce requisite large quantities of such a drug candidate in its new cGMP-capable manufacturing facility in Shelton, CT. We may be able to manufacture thousands of doses in a single batch. For a highly effective drug, it has been estimated that as few as 30 patients would provide statistically significant efficacy data on drug efficacy, because of the known high mortality rate in untreated patients.

Initial cell culture testing of our drug new candidates against Ebola virus that was completed recently at a BSL-4 facility in the USA indicated that a further improvement in the effectiveness of these drug candidates in cell cultures is needed in view of current guidelines for advancing into animal studies. From previous experience with many of our programs, we are aware that our nanoviricide drug candidates, which are based on a whole systems-biology-based approach, do not fare well in the cell culture assays that are optimized for testing of small molecules, even as they have demonstrated extremely high effectiveness and safety in animal models. It is also likely that the NPC1-binding site on Ebolavirus glycoprotein, which is thought to be buried, may have been substantially inaccessible to our drug candidates. We believe that we can substantially improve the effectiveness and thereby produce a highly effective, broad-spectrum, drug candidate against Ebola/Marburg in a few cycles of optimization. We believe USAMRIID will continue to be our collaborator for testing the new drug candidates for such optimization. We are looking for potential funding for this program from non-dilutive sources.

The DengueCide Program

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

Miscellaneous Achievements and Highlights

The Company is now being recognized as a leader in nanomedicines, and particularly, in nanomedicines against viruses.

NanoViricides, Inc. was selected as one of twenty finalists in the “Technologies of Tomorrow” category for the “Buzz of BIO-2015” voting competition held by BIO, the Biotechnology Industry Organization. This is a significant distinction, although we did not win the most votes.

Our CEO, Eugene Seymour, MD, MPH, was invited to discuss the current Ebola outbreak “The Independents”, a show on the Fox Business News Channel (FBN) on September 16, 2014, at 9PM EDT. He discussed some of the difficulties that could be encountered in attempts to bring the Ebola epidemic under control. Dr. Seymour has extensive field experience in the area of infectious diseases. He has previously worked on HIV/AIDS in Africa, Eastern Europe and Asia. Dr. Seymour was interviewed on the same show on FBN again on October 7th,, 2014, when he discussed the Company’s progress on a novel experimental Ebola drug. On August 12th, 2014, we rang “The Opening Bell” ® at the New York Stock Exchange.

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

With these recent financings and after accounting for purchase of the Shelton facility, as of March 31, 2014, the Company has cash and cash equivalents of approximately $34.3 million. The Company continues to be frugal in its expenditures, and has successfully held the rate of operational cash expenditures at approximately $5 million this quarter. We believe we have sufficient funds in hand for more than two years of operations at the current rate of expenditure, and including the projected expenditures.

We believe we have sufficient funds in hand to complete Phase I and Phase IIa human clinical studies for at least one of our drug candidates, and advance, at least, one additional drug candidate into human clinical studies. Our estimate is based on a number of assumptions and cost estimates. The Company itself does not have the expertise in taking a drug through human clinical trials and as such depends upon outside experts to generate such estimates as well as to help the Company formulate and conduct its drug development programs. As such. Thus, these estimates may be grossly in error and there may also be hidden costs that we are not aware of.

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

The number of lung plaques and plaque areas (resulting from the influenza virus infection) also were consistent with the data from the lung viral load, and were minimal in the case of the nanoviricide drug candidates whether given as IV or orally. Oseltamivir treatment did not protect the lungs of infected animals with the same effectiveness as the protection afforded by the FluCide drug candidates.

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

This is the first demonstration of efficacy of the Company’s FluCide drug candidates against a completely unrelated type of influenza A virus (viz. H3N2) in contrast to the H1N1 Influenza A virus that the Company has used for its recent development work leading to its pre-IND application with the US FDA. H3N2 influenza virus is one of the multiple sub-types of influenza A that cause seasonal epidemics. According to the Center for Disease Control, influenza causes approximately 36,000 deaths every year in the U.S. alone. The Hong Kong Flu pandemic of 1968-1969, which killed an estimated one million people worldwide, was caused by a variant strain of H3N2. The Company believes an orally administered nanoviricide that protect against multiple influenza virus sub-types would be effective in season after season of influenza epidemics. Such a highly effective, broad-spectrum anti-influenza drug is widely anticipated to be highly successful.

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

A fundamental PCT patent application, on which the nanoviricides® technology is based, has resulted in additional issued patents in Europe and Korea since our last update in March 2014. As with issuances in other countries including the USA, these patents have been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The corresponding original “pi-polymer” international application, namely, PCT/US06/01820, was filed under the Patent Cooperation Treaty (PCT) system in 2006. Several other patents have already been granted previously in this patent family in various countries and regions, including Australia, ARIPO, Canada, China, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, OAPI, Philippines, Singapore, Vietnam and South Africa, and the USA. Prosecution in several other countries continues. In May 2012, the US Patent (No. 8,173,764) was granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” The US patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. Estimated expiry dates for these patents range nominally from 2026 to 2028 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

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

NanoViricides, Inc. holds exclusive, worldwide, perpetual, licenses from TheraCour Pharma, Inc. to these technologies and patents for a broad range of antiviral applications and diseases that include all Influenzas including Asian Bird Flu Virus, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Dengue viruses, Rabies virus, Ebola/Marburg viruses, Japanese Encephalitis virus, as well as viruses causing viral Conjunctivitis (a disease of the eye) and ocular herpes. NanoViricides currently holds two licenses in perpetuity to develop and sell drugs for the treatment of these viral diseases. These licenses are provided for all the intellectual property held by TheraCour Pharma, Inc. that relates to our antiviral licensed products. These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge-base that is utilized for developing the drugs and making them successful. In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. In addition, the licenses are held in perpetuity by NanoViricides for world-wide use. The licenses are also exclusively provided only to NanoViricides for the licensed products so NanoViricides is the only party that can further sublicense the resulting drugs to another party, if it so desires. TheraCour cannot further license anything in our licensed products areas because of the breadth of the license. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that effectively TheraCour would be able to take the licenses back only in the event that NanoViricides files bankruptcy or otherwise declares insolvency and inability to conduct its business. This structure is standard in the licensing world as it saves the intellectual property from being blocked from commercialization in lengthy and potentially fragmentary bankruptcy proceedings.

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

Overview

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

No lease agreement had been perfected with Inno-Haven. The Company determined whether it would be more economically beneficial to the Company to either lease this facility or to purchase it outright from Inno-Haven, or to seek a different facility. Subsequently, the Company’s Board of Directors authorized the acquisition of 1 Controls Drive from Inno-Haven, LLC for the total costs and capital invested by Inno-Haven in acquiring and fitting out 1 Controls Drive. On December 31, 2014, the Company closed on the purchase of the property located in Shelton, Connecticut. The purchase price of this 18,000 sq. ft, cGMP compliant laboratory and clean room facility consisted of the repayment of Inno-Haven’s acquisition and renovation expenses of $4,222,549 and its closing costs of $77,480. This purchase price does not include the additional costs that the Company has paid directly to vendors and consultants itself for the design and specialized infrastructure equipment that it needed for modifying the facility to suit its purposes of injectables nanomedicine drug AP [API = Active pharmaceutical ingredient.]I, drug substance, and drug product manufacture.

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

The Company’s Drug Pipeline

We currently have, in early, active development, (1) an Injectable FluCide™ for hospitalized patients with severe influenza; (2) Oral FluCide™ for outpatient – both of these drug candidates are expected to be active against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), as well as common seasonal human Influenzas; (3) HIVCide, a potential “Functional Cure that is active against both the R5 and X4 strains of HIV, (4) Eye drops against viral diseases of the eye such as Epidemic Kerato-Conjunctivitis (EKC) and Herpes Keratitis, (5) HerpeCide against Herpes virus cold sores and genital Herpes, and (6) DengueCide against Dengue viruses.

In addition, the Company restarted its anti-Ebola nanoviricide drug program in response to the current epidemic.

The development of a highly effective therapeutic against Ebola and related viruses such as Marburg remains an important and urgent unmet medical need. We believe that NanoViricides is well poised to re-enter this field. We believe that this program will lead to an effective program against Ebola virus.

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

In addition, we initiated a research program for the development of a nanoviricide against the MERS Coronavirus (“Middle East Respiratory Syndrome”).. MERS is a new coronavirus similar to the severe acute respiratory syndrome (“SARS”) virus. It first appeared in 2012 in the Middle East. Since then, about 400 cases have been reported to the World Health Organization; about a third have been fatal. While it has not spread easily between humans, there have been outbreaks within families and in hospitals, where patients have infected paramedics, nurses and doctors, reported the New York Times (http://www.nytimes.com/2014/05/03/health/mers-virus-found-in-united-states-for-first-time.html?_r=0). The high fatality rate implies that if the virus changes such that its human-to-human transmission is more successful, then this virus can cause significant public health problem, including a potential epidemic.There are no known drugs or vaccines against the MERS coronavirus. No small animal models for testing MERS therapeutics were available until recently. Perlman and collaborators have recently reported a mouse model (http://www.pnas.org/content/early/2014/03/05/1323279111.abstract). In this model, mice were infected with adenovirus carrying the DPP-IV gene to make them susceptible to the MERS virus.

We were able to create potentially useful drug candidates against MERS-CoV in a very rapid time frame, of less than two months, which included synthesis scale-up to multi-gram quantities. Similarly, we were able to design and synthesize potential drug candidates targeting the NPC1 binding site on Ebola virus glycoprotein in about four months, including scaling up to multi-gram quantities. This demonstrates how rapidly drugs can be developed using nanoviricides technology. The MERS epidemic did not expand further and therefore we have put this program on the back burner.

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

We also have research programs against Rabies virus, Ebola/Marburg family of viruses, as well as other Viral hemorrhagic fevers. We also have a research program called ADIF(™) which stands for “Accurate-Drug-In-Field”, that we believe is the only way to combat a novel viral threat right in the field before it becomes an epidemic like SARS, bird flu H5N1, Ebola, or other viral outbreaks. The Company’s ability to achieve progress in the drugs in development is dependent upon available financing and upon the Company’s ability to raise capital. The Company will negotiate with TheraCour to obtain licenses for additional viral diseases as necessary. However, there can be no assurance that TheraCour will agree to license these materials to the Company, or to do so on terms that are favorable to the Company.

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon approximate labor hours performed for each project.

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

Requirement for Additional Capital

As of March 31, 2015, we have cash and cash equivalents of approximately $33.9 million which is more than sufficient to fund our operations through more than two years, or March 31, 2017, at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

With our current funds we believe that we have sufficient funding available to continue to perform Toxicology Package studies and complete the same, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct Phase I and Phase IIa human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP. This was the underlying basis for the purchase,of the cGMP manufacturing and R&D facility in Shelton, CT. This facility will enable cGMP manufacture of all of our drug substances.

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

Due to its current cash position, in addition to certain clinical trials for FluCide and another drug candidate, the Company anticipates that it will also be able to expedite development of its other drug candidates, namely, HerpeCide™, DengueCide, Oral FluCide, HIVCide™, and EKCCide™ into the FDA approval process. In addition, the Company was also able to undertake R&D for a nanoviricide against the Ebola virus. We believe that, we should be able to attract funding from non-dilutive sources such as government grants and contracts, as well as from charitable organizations, for advancing a potential anti-Ebola nanoviricide into further drug development into the normal drug development pathway for a lethal disease, which follows the US FDA Animal Rule model.

The Company believes it will have sufficient access to capital even if it decides to develop FluCide through Phase IIb and Phase III on its own. The Company believes it will continue to be able to successfully raise financing as needed. If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Most pharmaceutical companies expect 4 to 10 years of study to be required before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents area, our studies will have objective response end points, and most of our pre-clinical and studies will be of relatively short durations. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing requirements.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond March 31, 2016. The Company currently has no long term debt other than the convertible debentures as disclosed.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three months ended March 31 2015 and 2014 and the nine months ended March 31, 2015 and 2014.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the three months ended March 31, 2015 decreased $79,273 to $546,464 from $625,737 and decreased $656,126 to $2,274,310 for the nine months ended March 31, 2015, from $2,930,436 for the nine months ended March 31, 2014. This decrease in the cost of research and development is largely attributable to the decrease in costs of research and development expenditures of additional drug candidates offset by increased research and development payroll costs.

General and administrative expenses increased for the three months ended March 31, 2015 decreased $31,455 to $576,173 from $607,628 and increased $408,992 to $2,352,115 for the nine months ended March 31, 2015, from $1,943,123 for the nine months ended March 31, 2014. The increase resulted from the Company’s general increase in the cost of non-research and development expenditures associated with development of its various drug candidates.

Other Income (Expenses) – Net interest income decreased $19,780 for the three months ended March 31, 2015 to $35,009 from $54,789 for the three months ended March 31, 2014 and increased $77,185 to $156,035 for the nine months ended March 31, 2015 from $78,850 for the nine months ended March 31, 2014.. Net interest income included interest on cash equivalent deposits in an interest-bearing account.

Other Income (Expenses) – Interest Expense for the three months ended March 31, 2015 decreased $805,448 to ($1,920,268) from ($2,725,716) for the three months ended March 31, 2014. For the nine months ended March 31, 2015, Interest Expense decreased $559,504 to ($2,412,712) from ($2,972,216) for the nine months ended March 31, 2014. The decrease is attributable to interest expense paid with a fixed number of the Company’s securities which are at a lower valuation.

Other Income (Expenses) – Discount on convertible debentures for the three months ended March 31, 2015 increased $154,255 to ($297,276) from ($143,051) for the three months ended March 31, 2014. For the nine months ended March 31, 2015, discount on convertible debentures increased $441,149 to ($860,454) from ($419,305) for the nine months ended March 31, 2014. The increase reflects amortization of the discount on the Company’s Series C Convertible Debentures.

Other Income (Expenses) – Change in fair value of derivatives for the three months ended March 31, 2015 decreased $2,317,043 to $3,054,154 from $5,371,197 for the three months ended March 31, 2014. For the nine months ended March 31, 2015, the increase was $4,878,028 to $6,463,095 from $1,585,067 for the nine months ended March 31, 2014.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Operating Loss - For the nine months ended March 31, 2015, the Company had a net loss of ($1,280,461), or $ ($0.07) per share (as adjusted) on a fully diluted basis compared to a net loss of ($6,601,163), or ($0.13) per share (as adjusted) on a fully diluted basis for the nine months ended March 31, 2014.

The decrease resulted primarily from a decrease in the fair value of derivatives.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $33.9 million as of March 31, 2015 and accounts payable and accrued liabilities of approximately $523,429.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $53,181,861 at March 31, 2015.

While our cash and cash equivalent balance is sufficient for us to continue our operations through March 31, 2017, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit, its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, the establishment of our own laboratory and/or research and development project.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2015.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) originally concluded that as of the end of the period covered by the Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. However, in connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014, we determined that we inadvertently overlooked the anti-dilution provisions in certain warrants issued in connection with the company’s private placements of securities Specifically, the warrants issued contained certain anti-dilution ratchet provisions that provided for an adjustment to the exercise price of the warrants if the company issued any stock equivalent securities at a lower price in the future while the option was still outstanding.

As a result of this error we filed Form 10-K/A to restate our audited financial statements for the years ended June 30, 2014 and the three and six month ended December 31, 2013 and three months ended September 30, 2014 and 2013 and the three and nine months ended March 31, 2014.

Also in connection with the preparation of our unaudited financial statements for the quarter ended December 31, 2014 we determined that in preparing our unaudited financial statements for the quarter ended September 30, 2014, we inadvertently did not recognize a single compound embedded derivative included with the issuer’s redemption rights in the Series C Convertible Debenture and the holders conversion right to receive coupon interest in common stock of the issuer. The Series C Convertible Debentures were issued on July 2, 2014. The Company has restated its financial statements for the three month period ended September 30, 2014.

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

In connection with the restatement discussed in Note 2 of the Notes to Financial Statements included in this Form 10-Q/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this reassessment, using the COSO criteria, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 due to a deficiency in the controls over the review of accounting for complex debt and equity transactions. Management concluded that this deficiency was a material weakness as defined in the Securities and Exchange Commission regulations. This control deficiency resulted in the misstatement of the Company’s derivative liability and the related financial disclosures for the year ended June 30, 2014 and the restatement of the unaudited financial information for the quarter ended September 30, 2014 and 2013. The Company has restated the Company's financial statements for the three and six months ended December 31, 2013 and the three and nine months ended March 31, 2014. The results of which are reported in this Form 10Q at Note 2 to the financial statements.

Remediation Plan

We have proceeded to remediate this material weakness by, among other things, implementing a process of enhanced review by senior management of all financial transactions and the engagement of outside specialists to evaluate our financial transactions as they arise. The actions that we will be taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts when fully implemented will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

There are no current legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: May 15, 2015	Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Dated: May 15, 2015	Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Financial Officer)

