Form 10-K
period 2015-06-30
NANOVIRICIDES, INC.
filed 2015-09-14
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

NANOVIRICIDES, INC.

(Name of Business Issuer in Its Charter)

NEVADA	76-0674577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 CONTROLS DRIVE, SHELTON, CONNECTICUT, 06484

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

Yes      ☐      No     ☒

As of September 14, 2015, there were approximately 57,240,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2014 by non-affiliates of the registrant was approximately $112,046,000 based on the closing price of $2.71 per share, as reported on the NYSE MKT on December 31, 2014, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

ITEM I: BUSINESS

Organization and Nature of Business

The 2014-2015 Financial Year in Review

NanoViricides, Inc. is a leading company in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody. In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The nanoviricide technology is the only technology in the world, to the best of our knowledge, that is capable of both (a) attacking extracellular virus thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

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

During the financial year ending June 30, 2015, we have continued to make significant progress in advancing our drug pipeline, improving our resources, as well as improving our corporate governance and executive capabilities. Significantly, in December 2014, NanoViricides completed purchase of the modern c-GMP-capable production and R&D facilities at 1 Controls Drive, Shelton, CT, from Inno-Haven, LLC, at cost (for details, see below). NanoViricides as well as our affiliates have added significant strength in our staffing, with the R&D staff more than doubling to over 20 persons this year. Our new campus in Shelton has enabled this substantial expansion of our capabilities. This expansion is necessary to accomplish the substantial amount of scientific investigations, process engineering, quality engineering, large scale production and document preparation that goes towards filing investigational new drug applications (IND’s) to the US Food and Drug Administration (“FDA”), and equivalent applications to regulatory agencies across the globe. This expansion has also enabled us to strengthen our novel platform technologies, and engage into further novel, application-oriented R&D work directed to the goal of eradication of viral diseases.

In addition to our anti-influenza drug for hospitalized, severely ill patients in the FluCide™ program, our HerpeCide™ program has now advanced into a late pre-clinical stage, wherein optimization for various disease indications related to different herpesvirus infections is now being undertaken, such as eye drops and gel formulations for ocular herpes keratitis, skin creams for oral herpes “cold sores”, for genital herpes lesions, and for shingles (which is caused by the herpesvirus called Varicella-Zoster virus that also causes chickenpox in children).

It is believed that the development of the topical anti-herpes drug candidates may be significantly faster and easier than the development of the injectable FluCide that we are currently working on. Therefore, we have planned on continuing the development of the HerpeCide drug candidates as well as the FluCide drug candidate towards clinical trials in parallel. With the expanded R&D labs, Analytical Labs, the new Bio labs, the new Process Scale-Up production facility, and the new cGMP-capable manufacturing facility established at our new Shelton campus, we are in a much stronger position than ever to move our drug development programs into the clinic rapidly.

We now have two advanced pre-clinical drug candidates, namely, our injectable FluCide for severely ill patients, and our HerpeCide skin treatment for oral herpes cold sores. In addition, our HerpeCide program is poised to produce additional advanced candidates against ocular herpes and shingles. Our animal efficacy studies are performed by third parties. We opt into drug developments against specific disease indications for which we have appropriate partners that can perform the necessary cell culture and animal efficacy studies.

NanoViricides technology is now maturing rapidly toward the clinic, with the new facility, expanded staff, and the financial strength that we have attained since uplisting to NYSE-MKT.

We focused our drug development work plans primarily on our lead Influenza drug candidate, and our anti-Herpes-virus programs during the reporting financial year.

As part of the advanced IND–enabling development of our Injectable FluCide™ drug candidate, we performed initial safety-toxicology screening of an optimized FluCide® drug candidate in a GLP-like toxicology study in rats. We reported that a good safety profile was observed for this drug candidate in rats, around the end of January 2015. These results are in agreement with the previously reported results of a non-GLP toxicology study in mice. The current study results also support the Company’s positive findings in animal models of infection with different influenza A virus strains in which no safety or toxicology concerns were observed. The Company has previously reported that many of its FluCide candidates demonstrated extremely high anti-influenza activity in those models. These results are extremely important since they indicate that FluCide continuesto look very promising as one of the most advanced candidates in the Company’s drug development pipeline.

The next phase of the toxicology package studies for injectable FluCide will involve larger animals, and are estimated to require much larger quantities of the anti-influenza drug candidate. In order to accomplish this, we have continued to scale up our production processes for both the backbone polymer and the ligands at our new Shelton facility. We believe that we will be able to make as much as a few kilograms in a single batch in the new cGMP-capable facility. We have continued to work successfully towards large-scale production of this anti-Influenza drug candidate. The Scale-Up Laboratory in our new Shelton campus now has the necessary equipment for this scale up. During and after each step is completed at the large scale, we must maintain certain process controls, obtain relevant data, and thereafter characterize the resulting products by various methods. This is a tedious, laborious, and time-consuming process.

In addition, in August 2014, we restarted our anti-Ebola drug development program in response to the then raging Ebola epidemic in Africa. Our materials testing agreement with US Army Medical Research in Infectious Diseases (USAMRIID) unfortunately took substantial amount of time to restart. We executed a CRADA (Collaborative Research and Development Agreement for Material Transfer) with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) at the end of October, 2014. We were able to send a first panel of novel agents to USAMRIID at the end of January, 2015. We received initial test results in early March, 2015. The nanoviricides approach was found to be very promising in these cell culture studies. We mutually decided with USAMRIID scientists that we should perform another round of improvement of the drug candidates. However, around this time, in early April 2015, the epidemic had begun to be brought under control by the international public health agencies with heroic efforts - despite the lack of treatments or vaccines - and the urgency of our Ebola program, which we engaged into because of the potential global epidemic threat, was no longer apparent. In addition, several drug candidates by other companies had been fortuitously advanced into various modified protocols of clinical trials by that time. With these changes in the global Ebola scenario, NanoViricides determined around May 2015 that we should re-focus our efforts on our commercially important priorities.

We restarted the Ebola program based on our evaluation and belief that an optimized nanoviricide anti-Ebola drug candidate would have been the only viable option, had the epidemic continued to evolve into a global threat. Our belief is now supported by evidence. All of the anti-Ebola drug candidates that were advanced into clinical trials during the epidemic have been either rescinded by the sponsors or have not met statistically significant effectiveness end-points. These candidates include the siRNA therapeutics by Tekmira, antibody cocktail therapeutics by zMAPP, brincidofovir by Chimerix, and favipravir (T-705) by Takeda. In addition, Sarepta and BioCryst did not advance their anti-Ebola drug candidates into efficacy clinical trials.

This year, we also continued our work in our HerpeCide program, encouraged by results in animal studies. We are happy to report that our HerpeCide™ program is now maturing towards selection of final development candidates against several different indications.

In April 2015, we reported dramatic improvement in clinical symptoms associated with a herpes simplex virus dermal infection in recently completed studies in mice. The topical nanoviricide treatment significantly reduced the clinical disease, and led to >85% survival of the mice dermally infected with a highly aggressive, neurotropic, HSV-1 H129c strain, wherein all of the untreated mice had severe clinical morbidity and none of the untreated mice survived. Recently in August, we reported that these results were reproduced at a different laboratory, with 100% survival being observed.

The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several antiviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3) aka varicella-zoster virus (VZV) causes chickenpox in children and when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. Most of these indications do not have satisfactory treatments at present, if any. Further, the treatment of herpesvirus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need.

Topical treatment of herpesvirus infection is important because herpesviruses become latent in neuronal cells or in ganglia, and cause periodic localized breakouts that appear as skin rashes and lesions. Systemic drug treatment results in side effects because of the high systemic drug concentrations that need to be achieved and the large drug quantities that must be administered. Since the virus remains mostly localized in the area of the rash and connected nerve apparatus, using high concentrations of drugs delivered in small quantities topically would allow maximizing the effectiveness while minimizing the side effects.

The current market size for drugs for the treatment of herpes infections is about $2~4B. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially.

The Nanoviricides® technology continues to receive substantial attention and recognition in the scientific world. The NanoViricides Executive Team is also receiving recognition for the Company’s achievements.

Our “Injectable FluCide™” drug candidate for severe influenza was chosen as one of the “Top Ten Infectious Diseases Projects to Watch” by a panel of industry experts assembled by Informa and the publishers of In Vivo, Startup and The Pink Sheet. As a result of this selection, Anil R. Diwan, PhD, President and Chairman of the Company, gave a company presentation at the Therapeutic Area Partnerships Meeting on November 20, 2014.

In addition, NanoViricides was selected as one of the top 20 finalists in the “technologies of Tomorrow” segment of the “Buzz of BIO” spot for the BIO2015 conference in Philadelphia, PA. While NanoViricides did not win the top spot in the final voting, the selection itself speaks to recognition of the Company in the prestigious pharmaceutical industry community.

NanoViricides continues to make strides in improving our corporate governance. To this end, we have engaged EisnerAmper LLP as our new public auditors, switching from the smaller firm of Li & Company. EisnerAmper LLP found that in the previous year, we had not accounted for the derivative effect of certain warrants and debentures issued last year according to the required rules. While this does not affect our core financial position, we have corrected this defect and this has resulted in amended and restated filings of previous annual report and two quarterly reports. In addition, we have recently added a new Accounting Manager to our finance department to strengthen the processes and to provide additional oversight.

We continue to improve our balance sheet. In the process of uplisting to the NYSE MKT in September 2013 through June 2014, we raised approximately $36M in various financing rounds.

In addition, during the reporting financial year, we raised approximately $6,700,000. On July 2, 2014, we accepted a subscription in the amount of $5,000,000 for a 10% Series C Convertible Debenture from Dr. Milton Boniuk, a member of the Company’s Board of Directors. Additionally, on September 5, 2014, we accepted exercises of certain old warrants for the purchase of an aggregate of 1,926,656 shares of the Company’s $0.001 par value Common Stock for an exercise price of $3.50 per share for aggregate proceeds of $6,743,297.

As of June 30, 2015, we have $31,467,748 in hand, and additional assets of $214,425 in the form of prepaid expenses. Property, plant and equipment now stand at $11,962,648 (net of accumulated depreciation of $1,534,203) with the acquisition of the 1 Controls Drive facility at cost from Inno-Haven, and with additional equipment purchases. Long term Liabilities were at $11,800,327 and the Shareholder Equity stood at $31,785,867 as of June 30, 2015. In comparison, as of June 30, 2014, we had cash in hand of approximately $36,700,000 and additional assets of approximately $1,300,000 in the form of prepaid expenses, other assets and security deposits. As of June 30, 2014, Long term Liabilities were at $19,972,953 and the Shareholder Equity stood at $23,369,303.

During the reporting period we spent $6,212,332 in cash toward operating activities and approximately $5,760,109 in capital investment. In contrast, we spent $6,333,625 in cash toward operating activities and approximately $5,231,094 in capital investment during the previous year. We do not anticipate any major capital costs going forward in the near future. Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last more than two years. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties.

Thus, the Company has ended the year on a strong financial footing. We have not engaged in any additional raises after the old warrant conversion that closed in September 2014. We believe that we will not need to raise additional capital in the near future. We project, based on various estimates that we have obtained, that our current available financing is sufficient for accomplishing the goal of filing one or possibly two IND or equivalent regulatory applications, and initial human clinical trials in at least one of our drug programs. Two of our drug programs, namely Injectable FluCide, and HerpeCide skin cream, are now in the late pre-clinical or IND-enabling studies stage. We anticipate that these drug candidates will move forward into IND or equivalent regulatory filings, and ensuing human clinical trials. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates will also move forward into IND-enabling studies. We are thus poised for strong growth with a number of drug candidates in a number of disease indications.

Overview

Recently, our anti-Herpes nanoviricide drug candidates have shown excellent effectiveness in topical application in a lethal dermal infection animal model. Importantly, this model employed a highly aggressive and neurotropic herpesvirus strain, namely HSV-1 H129c, that caused lethal zosteriform disease in the mice. We are now performing the studies necessary for selection of IND candidates for several indications related to herpes viruses under our HerpeCide™ program. These indications include ocular herpes keratitis, oral herpes (“cold sores”), genital herpes, and shingles.

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

Our position that an injectable drug against influenza is a viable option is now affirmed by the approval of the very first injectable drug for influenza in December, 2014, namely peramivir (Rapivab, by BioCryst). Interestingly, peramivir as an injection was approved even though it did not appear to provide significant additional benefits over other drugs in its class. Overall, patients who received 600 mg of peramivir had symptom relief 21 hours sooner, on average, than those who received the placebo, which is consistent with other drugs in the same class. Additionally, peramivir injection was found to be not effective for hospitalized patients with severe influenza.

Thus, an effective therapy for patients hospitalized with severe influenza continues to be an unmet need.

In addition, a single injection treatment of non-hospitalized patients would be a viable drug if it provides superior benefits to existing therapies.

Both of these anti-influenza drug candidates can be used as prophylactics to protect at-risk personnel such as health-care workers and immediate family members and caretakers of a patient.

We are developing the anti-herpes drug candidates and the injectable FluCide for severely ill patients towards IND applications in parallel. We have engaged Biologics Consulting Group, a well-known group of regulatory consultants, to advise us on the regulatory pathways, and the studies required for the IND applications for the various indications.

In addition, the Company is developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, the anti-HSV drug candidates have shown excellent efficacy in cell culture studies, as well as in a lethal skin infection animal model.

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

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. In addition, we have engaged with TransPharm preclinical services for herpesvirus animal models. We have engaged Biologics Consulting Group, Inc., to help us with the FDA regulatory submissions. We are also engaged with Australian Biologics Pty, Ltd to help us with clinical trials and regulatory approvals in Australia. We believe that cGMP-like manufactured product is acceptable for entering human clinical trials in Australia.

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

Our FluCide program is moving towards the Investigational New Drug (“IND”) filing stage, with strong showing of safety in multiple animal models. We have previously found that the FluCide drug candidate has shown very high effectiveness against multiple completely unrelated Influenza A viruses in small animal studies.

In addition, this year, our HerpeCide program has matured towards the goal of identifying an IND candidate. The HerpeCide program is expected to result in a franchise of drug candidates for the multitude of indications that involve infection with one of the many types of herpesviruses. We believe that our other programs should also progress successfully towards the regulatory submissions goal.

We have substantially expanded our staff and skillset to accommodate the substantial workload associated with performing all of the studies for moving our advanced drug candidates towards IND filings. We have doubled our internal scientific staff, including the staff of our affiliates, during the reporting year. New staff also must undergo training in new techniques, methods, instrumentation, as well as our own internal processes. We have implemented strong project management processes in order to manage the multitude of our internal projects and sub-projects.

Our remaining drug development programs are presently at pre-clinical stage. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates.

We have been aggressively expanding our portfolio of virus targets and drug candidates every year since our inception in May 2005. We began with drug candidates against Influenza. We then shortly added a drug candidate against Rabies, one of the most difficult diseases to tackle. We started working on Ebola/Marburg viruses (filoviruses) and developed drug candidates worthy of further drug development. Shortly thereafter, we developed a drug candidate against Adenoviral Epidemic Kerato-conjunctivitis (EKC). In 2008, we added anti-HIV drug candidates to our growing portfolio. In 2009, we improved upon our EKC drug candidates to develop new drug candidates that may be effective potentially against most known viral diseases of the external eye. Most of these viral diseases are caused by a wide variety of adenoviruses and herpes simplex viruses. We also developed new drug candidates against the herpes viruses (HSV-1 and HSV-2), for the treatment of recurrent HSV skin infections, such as cold sores and genital warts in 2008-2009. In 2010, we added drug candidates effective against Dengue viruses to our pipeline. In 2011, we began focusing on activities needed for taking our anti-influenza drug into human clinical trials. In 2012, we developed an oral version of our anti-influenza drug candidate in the Flucide program. In 2015, we announced excellent effectiveness of our topical treatment using anti-herpes drug candidates in a lethal dermal infection model, paving the way to developing drug candidates for IND against several different diseases caused by herpesvirus infections. Thus, we have developed a very broad pipeline of drug candidates over the last ten years. We believe that we will have clinically relevant drug candidates in many, if not all, of these disease areas.

In addition, we have now developed a state of the art, multi-purpose, customizable cGMP-capable manufacturing facility that can produce any of our drug candidates in sufficient quantities so that any of our drug candidates can now move into IND-enabling studies and production is no longer a constraint to our progress. Until now, we were hampered in our progress towards an IND due to the lack of ability to manufacture our drugs in large enough quantities and in a suitable cGMP-capable environment. We are now one of the very few small pharmaceutical drug innovators that possess their own cGMP or cGMP-capable manufacturing facility.

With the achievement of extremely high levels of effectiveness in appropriate animal models for its current drug candidates listed above, the Company has progressed to advance its drugs into the IND-enabling studies needed to go into the clinical stage.

Our drug development strategy now is to focus on the IND-enabling studies for at least one, possibly two, indications in the HerpeCide topical treatment program, and our injectable FluCide drug candidate for severely ill patients hospitalized with influenza (IND = Investigational New Drug application). In addition, the other programs will continue in the background at different priorities.

We have very recently completed the development of a c-GMP capable facility where the c-GMP-like and c-GMP-compliant batches of drug substances as well as drug products (cGMP = “current Good Manufacturing Practices”). This multi-purpose facility can produce any of our nanoviricide drug candidates. Moreover, it can produce our drugs in any of the different formulations we have been working on including injectables, skin creams and lotions, eye drops and ocular gels, as well as oral syrups. This facility has the capability of production scales from several grams to a few kilograms per batch, depending upon the product. These quantities are more than sufficient for pre-IND studies, IND-enabling studies, and human clinical trials of all of the drug candidates we are currently focusing on towards IND.

With our new campus and c-GMP capable facility, we are now in a position to advance our drug candidates into clinical trials, produce the pre-clinical “tox package” batches, the clinical batches, as well as initial quantities of marketed drugs. This makes NanoViricides, Inc. one of very few drug developer companies that have the internal capability to support market entry. Until last year, we were limited to performing R&D to develop drug candidates capable of further clinical development, but did not have the capability to produce the drug candidates in a suitable manner and quantities required for the studies to advance them into an IND stage and human clinical trials.

In addition, our new facility is estimated to enable initial commercial manufacture of our drugs under cGMP guidelines, once licensed, in order to gain market entry. Any of our drugs once introduced to the market is estimated to generate revenues of several tens of millions of dollars. The market sizes of many of our drugs are in several billion dollars. Thus, we anticipate developing additional manufacturing capability for each of our drugs as they mature towards clinical products. We believe that we may be able to license the drugs to bigger pharmaceutical companies that can manufacture the drugs, or license the manufacture of the drugs to other commercial scale cGMP manufacturing facilities. The Company has kept its capital expenditures to a minimum in the past, and we intend to continue to do the same, in order to conserve our cash for drug development purposes, and in order to minimize additional capital requirements.

In March 2012, we held a pre-IND meeting with the United States Food & Drug Administration (“FDA”) for our anti-influenza drug candidate, NV-INF-1. We obtained valuable advice from the US FDA regarding the requirements for filing an Investigational New Drug (“IND”) for this anti-influenza drug candidate. The feedback from the FDA at this pre-IND meeting was very useful for our other anti-viral drug development programs as well.

The drugs are required to be manufactured in cGMP-compliant manner (cGMP = “current Good Manufacturing Practices”) for use in human clinical trials. We have now developed a facility where the drugs can be manufactured in such a fashion. In addition, the process of making the materials has to be optimized and appropriate analytical and quality control methods must be developed. This is a part of CMC (“Chemistry, Manufacture and Controls”) activities required before filing an Investigational New Drug application (IND) to allow human clinical studies. The Company is progressing steadily in satisfying the CMC requirements for its Injectable anti-Influenza drug candidates at present.

We are now optimizing the processes at different scales of production. As part of this, we are designing, evaluating, and implementing various in-process controls. We are developing and implementing several tools and methods for the characterization of the materials we produce as part of making the final drug substance. Much of the work performed for the optimization of the polymer backbone of the nanoviricide would be applicable to several of our drug candidates. After the processes and methods are finalized, we will need to document the production processes as well as the specific characterization methods into standardized procedures. We will then need to manufacture at least two batches under the standardized protocols, and establish that the product meets the acceptance criteria. If the batches are not reproducibly acceptable, then we will need to further optimize the processes to eliminate the problems. Once the batches are acceptable, the resulting product would be considered “c-GMP-like” and we would be able to use it in human clinical trials.

Because of the high level of safety observed in our animal studies of our FluCide drug candidate, our Safety and Toxicology studies (“Tox Package” studies) have been estimated to require relatively large quantities of materials. This has necessitated that the Company enable scaled-up production and qualify the production processes at a much larger scale than what is needed for small animal studies. Tox Package does not require cGMP materials. Therefore, we engaged in initial scale up to about 200g batch at our previous facilities rather than waiting for the cGMP facilities to be completed. We have completed the initial studies to verify that the scaled up production of our Injectable and Oral anti-Influenza drug candidates can be performed successfully.

We are currently implementing the 200g production scale at our new c-GMP capable facilities in Shelton, CT, and performing appropriate process optimization and process control studies as described above.

We believe that the 200g production scale would be sufficient for the “Tox Package” studies for an anti-herpes topical treatment drug candidate in any of the topical indications that we are currently evaluating, whether ocular or dermal. In addition, this scale should be sufficient for the clinical studies product needs for the herpecide drug candidates. We are therefore accelerating our HerpeCide program for each of several indications. We recently announced that our nanoviricide drug candidates showed excellent clinical effectiveness in a lethal dermal infection animal model in two different laboratories.

In addition, we continue to perform step-wise scale up of production to enable multi-kg batches of our injectable anti-Influenza drug candidate for IND-enabling “Tox Package” studies. These studies are estimated to require up to 2.5 kg of the drug substance. We plan on scaling up from the 200g scale to 500g scale and then to 1kg scale. We may be able to combine several batches at either the 500g scale or at the 1 kg scale, provided that they are sufficiently equivalent in the characterization studies, in order to prepare a single master batch for further Tox Package studies. In the meantime, we have already performed preliminary safety/toxicology studies in rats using 200g material produced in our older R&D facilities in West Haven, CT. These studies have demonstrated excellent safety of FluCide. Previously, we have performed preliminary safety studies in mice as well. Those studies demonstrated excellent safety of FluCide. This led to the calculation of a very large quantity for our ensuing “Tox Package” studies for this drug candidate.

Financing

On July 2, 2014, the Company reported that, Milton Boniuk, MD, the Caroline F. Elles Chair Professor of Ophthalmology at Baylor College of Medicine, and a Director of the Company, invested $5M in the Company in the form of a convertible debenture (the “Debenture”). The Debenture is convertible into the Company’s common stock at $5.25 per share upon maturity or earlier at the investor’s option. Until conversion, the debenture carries an interest at the rate of 10% per annum, payable in cash, with the first year’s interest deferred and divided evenly into the remaining three years. In addition, the Company issued 187,000 shares of its restricted Series A Preferred stock to Dr. Boniuk, as initial interest. The Series A stock is not convertible into common stock, is not tradable, and does not carry any dividend rights, or any other financial effects, except in certain limited circumstances.

In addition, on September 5, 2014, we accepted the exercise of warrants for the purchase of an aggregate of 1,926,656 shares of the Company’s common stock for an exercise price of $3.50 per share for aggregate proceeds of $6,743,297.

As of June 30, 2015, the end of the reporting period, we have $31,467,748 in cash and cash equivalents, pre-paid expenses,of $214,425 and $11,962,648 of Property and Equipment net of depreciation. Our short term liabilities were at $600,895 and long term liabilities were $11,800,327. The shareholder equity stood at $31,785,867.

With our successful financing efforts, and our continued low rate of expenditure, the Company estimates that it continues to have cash in hand sufficient for more than two years of further R&D and operating expenses. In addition, the Company has successfully achieved the goal of acquiring a state of the art c-GMP capable manufacturing and R&D Lab facility with very limited capital expenditures. We thus ended the financial year in a strong financial position, enabling us to continue to move our drug development programs forward towards IND filings.

Corporate Governance

In addition to technological progress for moving our drugs into the Clinic, we also strive to improve our Corporate Governance and Executive capabilities towards the goal of building a highly successful pharmaceutical company. To this end, we have engaged EisnerAmper LLP as our new public auditors, switching from the smaller firm of Li & Company. EisnerAmper LLP found that in the previous year, we had inadvertently missed accounting for the derivative effect of certain warrants and debentures issued last year according to the required rules. While this does not affect our core financial position, we have corrected this defect and this has resulted in amended and restated filings of previous annual report and two quarterly reports. In addition, we have recently added a new Accounting Manager to our finance department to strengthen the processes and to provide additional oversight.

Patents and Intellectual Property

We have previously announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs. A fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. This patent application has so far been issued, granted, and/or validated, with substantially similar broad claims as 52 different patents in different countries and multi-country intellectual property organizations. The Company announced in May 2012 that a fundamental patent, on which the nanoviricides® technology is based, is due to be issued in the USA on May 8, 2012. The US Patent (No. 8,173,764) is granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” It was issued on May 8, 2012. The patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases. The other national and regional counterparts of the international Patent Cooperation Treaty (“PCT”) application number PCT/US06/01820, which was filed in 2006, have issued as a Singapore National Patent Publication, a South African patent, and also as an an ARIPO regional patent, an OAPI regional patent (covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo). It has also issued as a granted patent in New Zealand, China, Mexico, Japan, Australia, Canada, several countries in Europe, Hong Kong, Indonesia, Israel, Korea, Malaysia, Phillippines, Pakistan, and Vietnam among others. Estimated expiry dates range nominally from 2026 to 2027 prior to accounting for various extensions available in different regions and countries. Additional issuances are continuing in Europe, and in several other countries around the world.

Another fundamental patent application on the antivirals developed using the polymeric micelles has so far been issued, granted, and/or validated, with substantially broad claims as well, as 9 different patents. The counterparts of the international PCT application PCT/US2007/001607 have issued as a granted patent in ARIPO, Australia, China, Japan, Mexico, New Zealand, OAPI, South Africa, and Korea to date. Additional issuances are expected in Europe, USA, and in several other countries around the world. This patent application teaches antivirals based on the TheraCour polymeric micelle technologies, their broad structures and compositions of matter, pharmaceutical compositions, methods of making the same, and their uses. The nominal expiry dates are expected to range from 2027 to 2029. Further patent prosecution in several other regions and countries is continuing.

A total of 61 patents have been issued globally as of August 23, 2015, on the basis of the two international PCT patent families that cover the fundamental aspects of our platform technology. Additional patent grants are expected to continue as the applications progress through prosecution processes. All of the resulting patents have substantially broad claims.

These patents have nominal expiry dates in 2026 to 2027. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide and HerpeCide before entering human clinical trials. The estimated expiry date for the FluCide and HerpeCide patents, if and when issued, would be no earlier than 2035-2036.

cGMP Production Capability

Even more important than the financing initiatives is the realization this year of a cGMP-capable production facility that can make sufficient quantities of our drug candidates for clinical trials and also for initial sales, should the drugs pass regulatory hurdles.

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

We declared our first pre-IND clinical drug candidate, NV-INF-1, otherwise known as Injectable FluCide™, in September, 2011, and held a pre-IND consultation with the US FDA in March, 2012. The need for cGMP production of clinical quantities of our state of the art nanomedicine drug candidates became urgent thereafter. However, the Company’s finances at that time could not support such a capital-intensive project. In order to keep our business plan on track, therefore, Anil R. Diwan, PhD, our co-founder, President and Chairman, took an extreme financial risk and decided to finance a drug manufacturing facility project with funds from his friends and family and borrowings from financiers. He formed Inno-Haven, LLC, a private venture (“Inno-Haven”) to develop a customizable multi-drug manufacturing facility that could service several pharma clients. Inno-Haven raised funds from Dr. Diwan, his affiliates, friends and other financiers to initiate the project, and eventually selected and purchased the site at 1 Controls Drive, Shelton CT, with an 18,000 square foot building on 4.2 acres in a scenic area. Inno-Haven formed a business plan for this facility that was independent and separate from NanoViricides, in order to make a business case for the endeavor for the investors that Dr. Diwan brought to the venture. Inno-Haven business plan was to renovate the building into a cGMP Contract Manufacturing Operation (CMO) that would service pre-clinical and clinical needs of several clients. It was estimated that most clients would be small start-up pharmaceutical companies, that lack a manufacturing facility of their own, or the so-called “virtual pharma” drug development companies. Inno-Haven continued development under this assumption, to build a highly customizable, multipurpose, state of the art, cGMP manufacturing facility. In September 2011, we announced the acquisition by Inno-Haven, LLC of an 18,000 square foot building on 4 acres with possibility of expansion in Shelton, CT. Financing for the acquisition by Inno-Haven was provided by certain private investors that included Anil R. Diwan, PhD. Dr. Diwan is President and Chairman of the Company and Managing Member of Inno-Haven. Dr. Diwan’s part of the financing came from his personal savings, personal borrowings, and a sale of some of his shares of NanoViricides, Inc. received as a founder. In October 2012, Dr. Diwan completed the programmed sale of the NanoViricides stock that he had obtained as a founder. The Company had agreed to this stock sale. Additionally, Dr. Diwan also provided personal guarantees, as needed, for certain additional contemplated financing initiatives for this project.

Later, in February 2013, NanoViricides signed a Memorandum of Understanding (“MoU”) with Inno-Haven. With this MoU, NanoViricides committed to support the security needs of certain financiers of Inno-Haven, and also committed to lease the facility upon meeting certain milestones, at rates to be determined with expert consultations. In addition, Inno-Haven was required to conduct the project as per the requirements to be specified by NanoViricides. No lease was signed and no payments were made to Inno-Haven by NanoViricides.

Because of the constraints posed by the existing building, the very special requirements of an injectable drug producing cGMP facility, and limited available financing, the project required extremely skilled and experienced team. In March 2013, NanoViricides retained Mr. Andrew Hahn, a highly experienced and skilled consultant for facility plan and design, and later also brought in Mr. Phil Mader, of MPH Engineering for Engineering and Design specifications, and Ms. Kathy Cowles of ID3A Architects. We have a strong team engaged on the total renovation project for building cGMP facility and associated R&D laboratories in the Shelton campus. Mr. Andrew Hahn, retired Director of Facilities (Global) for Bristol-Myers-Squibb is our lead designer and overall steward for this project. Mr. Phil Mader, previously the Senior Capital Project Manager at Bristol-Myers Squibb Company in Wallingford, CT (“BMS”), is our Project Manager. Mr. Mader’s firm, MPH Engineering is engaged for engineering design. In addition, Ms. Kathy Cowles, founder of ID3A Architects serves as the lead architect. With the help of additional external and internal consultants, this team produced a highly optimized laboratory and manufacturing facility plan and specification that also met the financial constraints. As a result, Inno-Haven retained Mr. Mader’s firm, MPH Engineering, as overall Project Coordinator and Construction Manager, and began construction in or about June, 2013. The construction was completed in June, 2014, while managing customized equipment delivery schedules and some weather-related delays.

The facility was inaugurated on July 21, 2014, by Honorable Congressman Jim Himes as the Chief Guest, with delegates from the offices of Honorable Senators Chris Murphy and Richard Blumenthal, with a felicitation from Honorable Governor Dannel Malloy, and local officials in attendance. In addition, Senator Blumenthal visited the facility in person on December 22, 2014.

The Board of Directors unanimously agreed that it was in the best interests of our shareholders and the Company to purchase the facility from Inno-Haven, LLC on or around July, 2014. Dr. Diwan abstained from the discussions and voting on this matter. NanoViricides completed this purchase in December, 2014, by reimbursing Inno-Haven only for the costs incurred. The due diligence process took significant amount of time.

Thereafter, we continued working on special equipment fit-out modifications, and preparing for facility validation. We have contracted facility validation to a third party. The validation is being conducted in a phased manner.

We started working in the new facility around September/October 2014. Additional special equipment fit-out modifications for the c-GMP portion of the facility were completed in May, 2015. We have now moved all of our in-house work in a phased manner to the new facility. This phased approach enabled us to continue our work on current projects without incurring any significant delays that a shut-down and move process would have caused.

This versatile, customizable facility is designed to support the production of kilogram-scale quantities of any of our nanoviricides drugs. In addition, it is designed to support the production of the drug in any formulation such as injectable, oral, skin cream, eye drops, lotions, etc. The production scale is designed so that clinical batches for Phase I, Phase II, and Phase III can be made in this facility. The clean room suite contains areas suitable for the production of sterile injectable drug formulations, which require special considerations.

We have moved our existing equipment, and we have installed a substantial amount of additional equipment at the Shelton facility. We need to test and validate each piece of equipment. We will need to validate, test and verify that all the systems are functioning as needed for being able to make cGMP drug substance batches. Then we will need to run several batches, analyze the resulting products, and establish that our manufacturing processes are performing satisfactorily to produce the desired drug substance. A minimum of two reproducible batches are generally required to be made before submitting an Investigational New Drug application (IND) to the US FDA. In addition, we will also need to seek and obtain US FDA registration as a cGMP facility, after we successfully commission c-GMP-like production of at least one drug substance at this facility.

The Company will be able to produce “cGMP-like” material in the new facility once the facility is validated, all of the protocols are finalized, standardized, and the standard protocols are documented in the manner needed for cGMP operation. A “cGMP-like” drug substance can be loosely defined as drug substance made using the same processes as c-GMP material but prior to undergoing the FDA registration process for the c-GMP facility. Such c-GMP-like product can be used for clinical batches for human clinical studies in several most countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside contract manufacturers.

Our timelines depend upon several assumptions, many of which are outside the control of the Company, and thus are subject to delays.

Presentations and Conferences

The Nanoviricides® technology continues to receive substantial attention and recognition in the scientific world. The NanoViricides Executive Team is also receiving recognition for the Company’s achievements.

Our “Injectable FluCide™” drug candidate for severe influenza was chosen as one of the “Top Ten Infectious Diseases Projects to Watch” by a panel of industry experts assembled by Informa and the publishers of In Vivo, Startup and The Pink Sheet. As a result of this selection, Anil R. Diwan, PhD, President and Chairman of the Company, gave a company presentation at the Therapeutic Area Partnerships Meeting on November 20, 2014.

On September 16, 2014, our CEO, Eugene Seymour, MD, MPH was interviewed as a guest on “The Independents”, a show on the Fox Business Channel. Dr. Seymour discussed the current Ebola outbreak and the Company’s progress in developing an anti-Ebola drug for the treatment of patients infected with the Ebola virus.

Our President, Dr. Anil Diwan, was invited to participate in the prestigious 30th Annual Chief Executive of the Year Gala Reception & Dinner held at the New York Stock Exchange on Thursday, July 27, 2015. In addition, he was also invited to participate in the CEO Roundtable Discussion, on the topic of “Understanding and Thwarting Cyber-threats”, which was held prior to the Reception. Further, Ms. Meeta Vyas, our CFO was invited to participate in the roundtable discussion on the topic of “The Data-Enabled CEO: Unlocking Key Insights to Accelerate Business Performance” at this same event. Our President, Dr. Anil Diwan, was also invited last year to participate in the 29th Annual Chief Executive of the Year Gala Reception & Dinner held at the New York Stock Exchange on Thursday, July 17, 2014. In addition, he was also invited to participate in the CEO Roundtable Discussion, on the topic of “Enhancing CEO Effectiveness by Redefining the Role of the CFO”, which was held prior to the Reception.

On July 11, 2014, our President, Dr. Anil Diwan, was invited to present the FluCide™ data at the 3rd Annual Influenza Research and Development Conference. The Conference ran from July 9-11 at the Hyatt Regency in Boston, MA, and was held by GTC Bio.

The Company also continues its efforts at connecting with additional investors and presenting in investor-oriented business conferences.

On June 1, 2015, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the LDMicro conference at the Luxe Hotel in Los Angeles.

On May 29 2015, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the BIO CEO Investor conference in New York City.

On February 10 2015, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the Marcum Healthcare conference in New York City.

On January 27, 2015, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the Stanford University Personalized Medicine World Conference in Mountain View, California.

On January 13, 2015, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the BioTech Showcase conference in San Francisco.

On December 3, 2014, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the LDMicro conference at the Luxe Hotel in Los Angeles.

On September 8, 2014, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the Rodman and Renshaw Healthcare conference in New York City

Recognition and Awards

Our “Injectable FluCide™” drug candidate for severe influenza was chosen as one of the “Top Ten Infectious Diseases Projects to Watch” by a panel of industry experts assembled by Informa and the publishers of In Vivo, Startup and The Pink Sheet. As a result of this selection, Anil R. Diwan, PhD, President and Chairman of the Company, gave a company presentation at the Therapeutic Area Partnerships Meeting on November 20, 2014.

In addition, NanoViricides was selected as one of the top 20 finalists in the “technologies of Tomorrow” segment of the “Buzz of BIO” spot for the BIO2015 conference in Philadelphia, PA. While NanoViricides did not win the top spot in the final voting, the selection itself speaks to recognition of the Company in the prestigious pharmaceutical industry community.

On Wednesday, August 13, 2014, the NanoViricides Executive Team was invited to ring The Opening Bell® at the New York Stock Exchange (NYSE). NanoViricides began trading on the NYSE MKT as of September 25, 2013.

Last year, Anil R. Diwan, Ph.D., President, Chairman, and Co-Founder of the Company was recognized as the “2014 Researcher of the Year” by BusinessNewHaven, a business journal, and the New Haven magazine, that serve the state of Connecticut. The article was published in the February 2014 issue of BusinessNewHaven, and is reproduced on the Company’s website with permission (www.nanoviricides.com/index.html#bnh-recognition). BusinessNewHaven recognizes “Healthcare Heroes” in the state of Connecticut every year. The heroes are chosen from all walks of life in various categories. The magazine seeks to recognize individuals particularly for their persistence, perseverance, novel approaches, and potential for impact on the society. The magazines together have a combined circulation of over 40,000 in Connecticut.

Also last year, NanoViricides, Inc. (NYSE MKT: NNVC) (the “Company”) won the prestigious “IAIR Award” as the “Best North American Company for Leadership in the Nanomedicine Sector”. The invitation-only award ceremony and gala dinner for the “IAIR Awards - North America” was held at the Yale Club in New York City on Tuesday, April 15th, 2014. IAIR (International Alternative Investment Review) is a publication of EDITRICE LE FONTI® SRL, Milan, Italy. They conduct an online survey through their 50,000+ readers to provide to their judging panel which is composed of the editorial staff of IAIR - Excellence in Global Economy and Sustainability and International Family Office Magazine to make the selection of the final award winners. EDITRICE LEFONTI® SRL (IAIR® GROUP / IAIR AWARDS®) is a research institute and a global independent publishing house headquartered in Milan with more than 10 years of experience in the publishing field.

This year, Midtown Partners, Inc., (“Midtown”) published a research report on NanoViricides on February 11, 2014, according to Midtown’s website. The report can be found on their website at http://www.midtownpartners.com under the “Research” tab. Midtown initiated research coverage with a “Strong Buy” rating on NanoViricides with this report. The Company did not pay Midtown any fees or commissions for this research report. Previously, the banking arm of Midtown Partners has helped raise financing for NanoViricides in various investment banking engagements, wherein Midtown earned and was paid commissions and/or fees according to the appropriate engagement agreements in force, most recently in January 2014. Chardan Capital Markets, LLC, acted as lead placement agent and Midtown Partners was the co-placement agent in connection with this January 2014 registered direct offering. Midtown’s research analysts interviewed NanoViricides’ executives for this report. Midtown research analysts also performed substantial additional independent research. The Company does not comment on, and does neither endorse nor dispute any such third party research.

Drug Development Programs

We focused our drug development work plans primarily on our lead Influenza drug candidate, and our anti-Herpes-virus programs during the reporting financial year.

HerpeCide™

This year, we also continued our work in our HerpeCide program, encouraged by results in animal studies. We are happy to report that our HerpeCide™ program is now maturing towards selection of a final development candidate. We have now established an agreement with Trasnpharm Preclinical Solutions (“TransPharm”), a pre-clinical research services organization (CRO) in Jackson, MI. TransPharm will perform the topical dermal efficacy studies for our anti-HSV drug candidates. In addition, we are also seeking CROs and other Institutes of merit where we can perform anti-HSV efficacy studies for other indications including ocular herpes keratitis, shingles, and genital herpes infections in small animal models, to broaden our anti-HSV franchise. Because the topical anti-herpes drug development may be significantly faster than the influenza injectable drug development, we are also beginning conversations with clinical sites. We recently reported that we have discussed the anti-HSV drug development pathways for various indications with our FDA regulatory consultants at the Biologics Consulting Group (BCG). BCG is advising us on selecting the optimal indications to go after, based on various parameters, including unmet medical need, the pre-clinical and clinical studies needed for approval, and the ease of performing such studies.

In April 2015, we reported dramatic improvement in clinical symptoms associated with a herpes simplex virus dermal infection in recently completed studies in mice. These studies were performed in the laboratory of Dr. Ken S. Rosenthal at Northeast Ohio Medical University (“NEOMED”). These studies utilized the HSV-1 H129c strain which is a highly aggressive and neurotropic strain and is phylogenetically close to a clinical patient isolate.

Two of our anti-Herpes nanoviricides® reduced the extent of disease (morbidity) and mortality of the HSV-1 infected animals that were treated, in this study. These nanoviricides were also shown to significantly reduce virus production in cell culture.

The nanoviricides prevented the development of scabbing of the herpes virus infected lesions in the animal model. For untreated and sham treated animals, the HSV infection progressed from initial redness at the site of infection to lesions that progressed on the skin along the nerve and internally to ultimately kill the mouse. Topical dermal treatment with these two nanoviricide formulations significantly delayed the onset of the clinical symptoms, and prevented the progression of the lesions.

The nanoviricides appeared to block the progression of the HSV-1virus infection as observed by a reduction in the progression of the spreading of lesions. The observed delay in initiation of disease signs and the survival of the mice would be consistent with a reduction of at least 90% in the production of virus in the animals, possibly during the initial period of replication

Importantly, this improvement resulted in survival of almost all of the nanoviricides-treated mice (>85%), while 100% of untreated mice died of the disease. Further, these nanoviricides were superior to topical treatment with an acyclovir formulation employed as a positive control.

In the past, our anti-Herpes drug candidates had exhibited greater than 99.9% viral load reduction in cell cultures. Certain improvements were necessitated because of the constraints of the dermal application in animal model, so that the applied drops would stay on the skin to exhibit effect of the drug instead of running off.

In August, 2015, we reported that the dramatic clinical effectiveness results demonstrated by these anti-herpes drug candidates were reproduced in a different laboratory. These studies were performed by TransPharm.

In this second study, all of the nanoviricides® tested improved clinical scores dramatically, with clinical presentation being arrested at redness or simply raised local lesions, and a complete absence of zosteriform spreading. All of the nanoviricides treated animals survived the lethal HSV-1 infection challenge while untreated animals died towards the end of the study.

Some of the nanoviricides found effective in the previous study were tested in this study for the confirmation of efficacy in a dermal animal model in a different type of mouse, infected with the same highly aggressive and neurotropic HSV-1 strain H129c, which was used previously.

Dr. Rosenthal is now Professor at the Roseman University of Health Sciences College of Medicine, NV. He continues as Professor Emeritus at Northeast Ohio Medical University (NEOMED), after retiring in December 2014. He is a leading researcher in the field of herpes viruses, antiviral drugs and vaccines. His research interests encompass several aspects of how herpes simplex virus (HSV) interacts with the host to cause disease. His research has addressed how HSV infects skin cells and examined viral properties that facilitate its virulence and ability to cause encephalitis. He is also researching how the human host immune response works against HSV for the development of protective and therapeutic vaccines.

Professor Rosenthal consulted with NanoViricides and TransPharm for the establishment of the animal model for dermal HSV-1 infection using the HSV-1 strain H129c at the TransPharm laboratories.

The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several antiviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In adidition, human herpesvirus-3 (HHV-3) aka varicella-zoster virus (VZV) causes chickenpox in children and when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. Most of these indications do not have satisfactory treatments at present, if any. Further, the treatment of herpesvirus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need.

Topical treatment of herpesvirus infection is important because of the disfiguring nature of herpesvirus breakouts, the associated local pain, and the fact that the virus grows in these breakouts to expand its domain within the human host further. Topical treatment can deliver much higher local levels of drugs than a systemic treatment can, and thus can be more effective and safer at the same time. Systemic drug treatment results in side effects because of the high systemic drug concentrations that need to be achieved and the large drug quantities that must be administered. Since the virus remains mostly localized in the area of the rash and connected nerve apparatus, using high concentrations of drugs delivered in small quantities topically would allow maximizing the effectiveness while minimizing the side effects.

The childhood chickenpox vaccine has reduced the cases of chickenpox, but this is a live attenuated virus vaccine that persists in the body. All adults who have had chickenpox in childhood continue to harbor the chickenpox virus, and are expected to develop shingles at some time, with the risk of shingles increasing with age or weakening of the immune system surveillance. In addition to the shingles breakout itself, post-herpetic neuralgia (pain) (PHN) is a significant morbidity of shingles, and to a lesser extent, of oral and genital herpes. PHN is initially caused probably by the inflammation and immune response related to the local virus expansion, but persists well after the virus has subsided, the blisters have scabbed off, and the skin has recovered, due to the nerve damage that results from the local large viral load during infection. Current PHN treatments are symptomatic, affecting the pain signaling circuit (such as novocaine, pramoxine, capsaicin, etc.), and do not produce lasting control. An effective therapy that results in strong local control of the virus production during the breakout itself is expected to minimize the resulting immune responses and nerve damage, and thereby minimize or possibly eliminate PHN.

The Company thus believes that it can develop its broad-spectrum anti-herpes drug candidate towards at least four topical indications, namely, (a) oral herpes (“cold sores”), (b) genital herpes, (c) ocular herpes keratitis, and (d) shingles.

These nanoviricides are designed as topical treatment for the breakout of herpes sores. Our animal studies results are very significant considering that topical acyclovir in the form of a cream as well as an ointment, are approved for the treatment of cold sores. We believe our strong anti-herpes nanoviricide® drug candidates are capable of reaching approval as drug for topical use against herpes cold sores, the Company believes, based on these datasets. Further drug development is necessary towards the goal of drug approval.

Existing therapies against HSV include acyclovir and drugs chemically related to it. These drugs must be taken orally or by injection. Available topical treatments, including formulations containing acyclovir or chemically related anti-HSV drugs, are not very effective. Currently, there is no cure for herpes infection.

The market size for existing herpes simplex virus treatments is in excess of $2 billion annually. The Company believes that a drug that is superior to existing therapies would result in significantly expanded market size.

The Company has engaged with Transpharm Preclinical Solutions to perform the topical animal studies as well as cell culture studies for the herpesvirus topical treatments. Transpharm is a pre-clinical contract research services organization (CRO) that offers numerous types of studies for testing antimicrobials, antivirals, antifungals, antiparasitics, along with newer therapies using antibodies. TransPharm’s scientists’ skill set covers a broad range of Research and Development, enabling numerous services at the request of a client.

The Company reported recently that it has met with its FDA advisory consulting group, namely, Biologics Consulting Group, Inc., to chart out the path towards approval of anti-HSV topical treatments. The Company believes, based on these meetings, that the drug approval process for a topical treatment would be significantly faster and less expensive compared to an injectable drug development. Therefore the Company has now put HerpeCide development at high priority. The Company intends to work on HerpeCide topical treatments in parallel to its FluCide injectable drug development.

Previously, in August 2010, we reported that our anti-HSV drug candidates exhibited almost complete inhibition of herpes simplex virus HSV-1 in cell culture studies conducted in Professor Ken Rosenthal lab at the Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOMED). These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1). H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains.

In just four cycles of initial candidate improvements, the Company has now reached its goal of substantially complete survival in the highly lethal animal model of dermal herpesvirus infection with the aggressive HSV-1 H129c strain, wherein no current drugs have shown substantial survival effect. Our anti-Herpes program began in 2009, and soon thereafter, the Company demonstrated strong anti-herpes efficacy in cell cultures against two different HSV-1 strains at two different sites. Since then the Company has been optimizing the drug candidates to achieve strong effectiveness in a highly lethal animal model. In the past, due to resource constraints, the Company was able to perform these studies only sporadically. Since up-listing in late 2013 and raising significant amounts of financing, the Company has been able to make significant progress against Herpes rapidly, that has resulted in the recent achievements.

FluCide™ - Oral and Injectable

As part of the advanced IND–enabling development of our Injectable FluCide™ drug candidate, we performed initial safety-toxicology screening of an optimized FluCide® drug candidate in a GLP-like toxicology study in rats. We reported that a good safety profile was observed for this drug candidate in rats, around the end of January 2015. These results are extremely important since they indicate that FluCide continues to look very promising as one of the most advanced candidates in the Company’s drug development pipeline.

No direct adverse clinical effects were found upon administration of this FluCide candidate intravenously at doses of up to 300mg/kg/day for 14 days (a total of 4,200mg/kg) in rats. Organs were examined for gross histological observations. Microscopic histological tissue analysis was also performed. There were no adverse histological findings in gross organ level histological examination, nor were there any adverse findings in microscopic histological analysis. Equally importantly, there were no meaningful effects observed on animal weight gain, food consumption, hematology, or clinical chemistry at the end of the 14 day dosing period.

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

The next phase of the toxicology package studies for our injectable influenza drug candidate will involve larger animals, and will require much larger quantities of the anti-influenza drug candidate. In order to accomplish this, we have continued to scale up our production processes for both the backbone polymer and the ligands at our new Shelton facility. We believe that we will be able to make as much as a few kilograms in a single batch in the new cGMP-capable facility. We have continued to work successfully towards large-scale production of this anti-Influenza drug candidate. The Scale-Up Laboratory in our new Shelton campus now has the necessary equipment for this scale up. Initial process engineering and in-process control schemes have been designed, and in-process control equipment required for this has been identified. Appropriate equipment has been ordered to test the suitability of the control procedures we have designed. Some of this equipment is being tested in practice now. Initial batches for each synthesis step are being committed. We have been able to make up to 200g batches of this drug candidate in our old facility. Scaling up to much larger quantities requires different and larger equipment, and re-optimization of each step. During and after each step is completed at the large scale, we must maintain certain process controls, obtain relevant data, and thereafter characterize the resulting products by various methods.

We have substantially expanded our staff and skillset to accommodate the substantial workload associated with performing all of the studies for moving our advanced drug candidates towards IND filings. We have doubled our internal scientific staff, including the staff of our affiliates, during the reporting year. New staff also must undergo training in new techniques, methods, instrumentation, as well as our own internal processes. We have implemented strong project management processes in order to manage the multitude of our internal projects and sub-projects. In the case of FluCide™, we have completed these optimization studies resulting in two separate FluCide drugs, namely the injectable FluCide, and the oral FluCide. The injectable FluCide is further advanced in its development cycle and is anticipated to be our first drug candidate going towards and IND filing and human clinical studies in the near future as we complete its pre-clinical development and c-GMP manufacturing process development. The oral FluCide is anticipated to follow the injectable FluCide into human trials.

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

Since then, we have performed preliminary safety studies in mice that showed excellent safety, leading to estimation of the need for multi-kg quantities of the drug for the full safety and toxicology needed for an IND application, i.e. the “Tox Package” study. We performed another safety study in rats in order to define parameters for the Tox Package study. This rat study also indicated an excellent safety profile for our anti-influenza injectable drug candidate.

We have been working on scaling up single batch production of the injectable anti-influenza drug candidate. The construction of our new cGMP-capable manufacturing facility was delayed by factors outside our control, including several months with severe weather conditions. This has caused our timelines for the production of the tox package batches to be significantly extended.

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

In July 2011, we retained the Biologics Consulting Group to help us with our regulatory filings. Thereafter we sent in a pre-IND meeting request to the US FDA in December, 2011, and held a pre-IND meeting with the US FDA in March, 2012. In July 2012, we retained Australian Biologics Pty. Ltd., a regulatory affairs consulting firm, to coordinate the regulatory review and approval to conduct the first human trials in Australia for Flucide™, the Company’s broad-spectrum anti-influenza drug. Australian Biologics will also facilitate clinical trial site(s) selection and development of the clinical trials agreements. Dr. Jim Ackland, the Manager of Australian Biologics Pty, Ltd, has extensive experience in this field. Prior to becoming managing director of this company, he was Vice-President, West Coast and Asia Pacific operations for the Biologics Consulting Group, the Company’s US FDA regulatory affairs consulting group. In the 1990’s, he was the Head of Regulatory Affairs, Vaccines, for the CSL Group in Australia. The CSL Group is a global, specialty biopharmaceutical company that researches, develops, manufactures and markets products to treat and prevent serious human medical conditions.

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

Ebola

In August 2014, we restarted our anti-Ebola drug development program in response to the then raging Ebola epidemic in Africa. Our materials testing agreement with US Army Medical Research in Infectious Diseases (USAMRIID) unfortunately took substantial amount of time to restart. We executed a CRADA (Collaborative Research and Development Agreement for Material Transfer) with the United States Army Medical Research Institute of Infectious Diseases (USAMRIID) at the end of October, 2014. This agreement enabled that certain novel anti-Ebola nanomedicine drug candidates recently developed by the Company will be evaluated by USAMRIID scientists in their BSL-4 facilities for activity against the deadly Ebola virus under this agreement. Ion absence of a testing agreement in place, we had not begun syntheses of these candidates. We were able to send a first panel of novel agents to USAMRIID at the end of January 2015. We received initial test results in early March 2015. The nanoviricides approach was found to be very promising in these cell culture studies. Typically, we conduct at least one more cell culture study by improving on the initial candidates using experience from the first testing. We mutually decided with USAMRIID scientists that we should perform another round of improvement of the drug candidates.

This event in early April 2015, coincided with the epidemic beginning to be brought under control by the international public health agencies with heroic efforts - despite the lack of treatments or vaccines - and the urgency of our Ebola program, which was engaged into because of the potential global epidemic threat, was no longer apparent. In addition, several other drug candidates had been fortuitously advanced into various modified protocols of clinical trials by then. With these changes in the global Ebola scenario, NanoViricides determined around May 2015 that we should re-focus our efforts on our commercially important priorities.

We believe that an optimized nanoviricide anti-Ebola drug candidate would have been the only viable option, had the epidemic continued to evolve into a global threat. Our belief is now supported by evidence. All of the anti-Ebola drug candidates that were advanced into clinical trials during the epidemic have been either rescinded by the sponsors or have not met statistically significant effectiveness end-points. These candidates include the siRNA therapeutics by Tekmira, antibody cocktail therapeutics by zMAPP, brincidofovir by Chimerix, and favipravir (T-705) by Takeda. In addition, Sarepta and BioCryst did not advance their anti-Ebola drug candidates into efficacy clinical trials.

The tested anti-Ebola nanoviricides drug candidates were designed to be broad-spectrum. They are based on binding to the Ebola virus glycoprotein at points where this glycoprotein binds to the human cellular receptors. Ebolavirus uses multiple cellular receptors in a complex scheme of entry into the cell. No matter how much the ebola virus mutates, its binding to these cellular receptors is conserved. Thus, the nanoviricide approach has the best possible chance against rapidly mutating viruses such as Ebola, as compared to other current antiviral approaches.

In contrast, the well-known limitations of siRNA cocktail (Tekmira), antibody cocktail (zMAPP), and antisense oligos (Sarepta) approaches were rediscovered in clinical testing against Ebola virus during this epidemic. Drugs in these classes are highly specific to the virus strain(s) that they are developed against, and are very likely to fail against a novel strain of the same virus in the field. The broad-spectrum antivirals favipravir, brincidofovir and BCX-4430 must work intracellularly and when used against Ebolavirus infection in the field, it is likely that the dosages needed to achieve antiviral effectiveness, if any, could not be achieved due to the various limitations of these drugs including potential toxicities at the required dosage levels.

A positive light in this dark Ebola epidemic scenario is that a new Merck anti-Ebola vaccine was recently found to provide protection from Ebolavirus infection. Rapidly mutating viruses such as Influenza and HIV are known to mutate readily to make vaccines ineffective - in the case of HIV, an effective vaccine is yet to appear despite significant R&D work. It remains to be seen if Ebolavirus, which is known to mutate rapidly, would mutate to make this new vaccine ineffective, possibly in a few years of evolution.

We believe that if a similar Ebolavirus epidemic recurs, we are now in a strong position to develop an effective anti-Ebola nanoviricide drug. In contrast to all of the other companies in the field, NanoViricides’s work on Ebola virus is not supported by non-dilutive funding such as government grants or charitable foundations. We therefore can afford to devote only extremely limited resources to such a project, and we must attempt to do so with a dual-purpose mindset.

Significant amount of the research work we performed for Ebola virus was, by design, part of our core efforts. Thus we were able to minimize the impact of undertaking the Ebola program on our other drug development programs.

Dengue

In June 2013, we submitted an application to the US FDA to designate our anti-dengue drug candidate as an “orphan drug” under the Orphan Drug Act. Subsequently we also submitted a similar orphan drug designation application at the European Medical Agency for this same drug. Dengue, a viral disease, is considered an orphan disease in United States as well as Europe. We retained Coté Orphan Consulting (COC), headed by Dr. Tim Coté, to help us with these submissions. In 2013 we were awarded Orphan Drug Status by the USFDA and the European Medicines Agency(EMA).

We have previously achieved significant survival of mice in a lethal infection animal model of dengue disease. This model simulates antibody-dependent enhancement of dengue, which is believed to lead in humans to severe dengue, and dengue hemorrhagic fever. These studies were performed by Professor Eva Harris at the University of Berkeley.

HIVCide™

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

Our anti-HIV program is conducted at a lower priority level because the Company lacks the resources needed to commit to the development of an anti-HIV drug. We will continue to advance this program albeit at a relatively slow pace in order to enable us to seek appropriate partnerships and/or non-dilutive funding.

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

NanoViricides Technology

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

During the reporting year, we have also been focused on the construction, development, and partial phased validation, of the cGMP-capable clinical batch production facility and associated R&D laboratories at the Shelton campus, and moving our current operations there in a phased manner in order to minimize impact on the on-going work. We have commissioned the R&D labs and the Scale-up production lab into operation successfully during this year in the Shelton campus.

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

We design several ligands and then attach them to a single polymer backbone and test them in cell culture and animal studies to obtain the best possible ligand. We look to optimize the potency while retaining broad-spectrum effectiveness when we test for the ligands. We optimize the polymer backbone separately. By choosing various building blocks appropriately, and by choosing appropriate chemical processes, it is possible to design polymer backbones that (a) provide the appropriate length of time of residence in the body; (b) provide a formulation optimal for a specific route of administration such as injectable, skin cream, skin lotion, ophthalmic lotion, and even oral as we have been able to do in the case of FluCide™; (c) provide an optimal density of ligands to maximize the ability to attract the virus, bind to it, and potentially dismantle the vulnerable viruses.

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

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $54,099,572 at June 30, 2015. For the year ended June 30, 2015, the Company had a net loss of $2,198,172. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The Company currently has no long-term debt other than the Series B Convertible Debentures and the Series C Convertible Debentures.

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

SAR: Structure-Activity-Relationship study. When an initial lead drug compound is found that has activity, further studies on drug compounds obtained by suitably modifying it are performed with the goal of improving efficacy, safety, or both. Such studies are called SAR studies.

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

For Influenza Viruses:

1.	Integrated Biotherapeutics, Inc., MD.
2.	Public Health England, UK
3.	Southern Research Institute, AL.
4.	TheVac, LLC, LA
5	National (Central) Institute of Hygiene and Epidemiology (NIHE) (Vietnam), for H5N1 avian flu.

For HIV:

1.	Southern Research Institute, Frederick, MD.
2	University of California at San Francisco CA.

For Viral Diseases of the Eye (Adenoviruses, Herpesviruses - Epidemic Kerato-conjunctivitis (EKC), Herpes Keratitis):

1.	The Long Island Jewish Medical System, Feinstein Institute of Medical Research (LIJMS), NY.
2.	TheVac, LLC.

For Herpes Virus Infections:

1.	TheVac, LLC
2.	Northeastern Ohio Medical University (NEOMED), previously NEOUCOM, Prof. Ken Rosenthal(Retired) Lab.
3.	TransPharm Preclinical Solutions, MI

For Dengue Hemorrhagic Fever Viruses:

1.	University of California at Berkeley, Prof. Eva Harris Lab.

For Ebola/Marburg Viruses:

1.	United States Army Medical Institute of Infectious Diseases (USAMRIID), Dr. Pamela Glass Lab.
2.	Public Health England, UK

For Rabies Virus:

1.	Center for Disease Control and Prevention (CDC), Dr. Charles Rupprecht Lab.
2.	National (Central) Institute of Hygiene and Epidemiology (NIHE), Vietnam.

In addition, we have signed an agreement with the Biologics Consulting Group (BCG), Alexandria, Virginia, to help us with the US FDA applications processes, and with the development of applications as well as drug development programs, as needed. We have also signed an agreement with Australian Biologics Pty, Ltd. to help us with the regulatory processes in Australia.

We have also signed a Master Services Agreement with BASi to perform cGLP and GLP-like safety and toxicological studies that are necessary for filing an IND for each of our drugs.

In April 2014, we finalized a Master Services Agreement (MSA) with Public Health England (PHE), UK, the British government’s equivalent of the U.S. Centers for Disease Control, This agreement allows for animal efficacy evaluation of various nanoviricides drug candidates against viruses of mutual interest at the BSL2, BSL3 or BSL4 facilities at PHE-UK as the case may be. Previously, we signed a Non-Disclosure Agreement with Public Health England (PHE) in July 2013. The MSA will allow the scientists at Public Health England to develop a specific proposal for the testing of different nanoviricides, such as FluCide™, against viruses of “mutual interest” to both organizations. More specifically, the first two viruses of mutual interest are H7N9, the influenza virus now circulating in China as well as the latest version of the coronavirus, now circulating in the Middle East. It is now referred to as the MERS virus. This virus is similar to the SARS virus that infected 8000 people and killed approximately 800 people 10 years ago. Both H7N9 and the MERS CoV (coronavirus) have extremely high case fatality rates. We expect to test the nanoviricide antiviral drug candidates in a BSL3/4 facility at PHE. BSL3/4 facilities are designed to contain and enable the safe handling of organisms that can pose a significant threat to health. The BSL3/4 laboratories at PHE-UK, as elsewhere in the world, are currently extremely stressed with the public health challenges of responding to the current Ebola virus epidemic. We anticipate that this agreement will further evolve into a collaborative agreement.

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

Antibodies also may be too specific to a particular virus strain, and thus viruses evade antibodies by changing their external surface. Vaccines create antibodies in the recipient, in order to protect the person. Vaccines are thus limited by the nature of antibodies, and tend to be very specific to the particular strains or groups of strains of a virus. This is why a new seasonal vaccine must be formulated for influenza every year. This is also why a novel influenza strain such as bird flu (H5N1) or the 2009 “Swine flu” virus cannot be defended against by existing vaccines.

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

The NanoViricides Technology and Approach

Nanoviricide drugs, which are presently in a preclinical stage of development, are designed to lead to reduction in viremia (virus in the bloodstream) by a set of novel, multiple, concerted, mechanisms:

1.	Each nanoviricide drug is designed as a specifically targeted antiviral agent for a particular type of virus or group of viruses. Often side effects of a drug may be correlated with non-specific interactions with the host cells, tissues, and organs. Most existing anti-viral agents are known to have non-specific effects against both host cells and viral machinery at the same time. Most existing anti-viral agents act inside human cells. It is believed that this intracellular mechanism leads to significant opportunities for non-specific effects against host cells. Nanoviricides, on the other hand, are designed to work directly against virus particles in bodily fluids. The Company believes that this approach may make nanoviricides inherently safer than existing approaches.

2.	A nanoviricide is designed to seek and attach to a specific virus particle, engulfing the virus particle in the process, thereby rendering it incapable of infecting new cells, and disabling it completely. This suggested mechanism of action comprises much more than what the current entry and fusion inhibitors are expected to do. The fusion and entry inhibitors do not completely cover the virus particle and likely block only a few sites on the virus particle, which means the virus particle may still be capable of infecting cells using its unblocked attachment sites. In contrast, a nanoviricide is expected to engulf the virus particle completely, because of its larger size and flexible nature, thus disabling the virus particle completely. The action of a nanoviricide, if it works as designed, in this regard may be expected to be superior to antibody agents that attack viruses. Antibodies, being large, are expected to block relatively greater portions of the virus particle surface compared to small molecule entry inhibitors. However, antibodies depend upon the human immune system responses for clearing up the virus particle. In contrast, nanoviricides are thought to be capable of acting as completely programmed chemical robots that finish their task of destroying the virus particle on their own.

3.	A nanoviricide is designed to be capable of encapsulating an active pharmaceutical ingredient (API) in its core, or “belly”. This is expected to reduce toxic effects of the API. Such encapsulating methods are currently being used in anti-cancer therapy and have shown reduced toxicity as well as increased efficacy (see http://nihroadmap.nih.gov/nanomedicine/).

4.	A nanoviricide is designed to deliver any encapsulated API directly into the core of the virus particle. This is proposed to result in maximal effect against the anti-viral targets, such as the viral genomic materials. Our goal for this specifically targeted delivery of the API is to minimize toxic effects and also improve efficacy of the API. (see http://www.nci.nih.gov ).

5.	With this concerted targeted set of mechanisms, our objective is for the nanoviricide to be programmed to (a) prevent the virus particle from being able to infect new cells, (b) dismantle the virus particle, and (c) destroy the genetic material of the virus particle, thereby completely destroying the target. Our complete systems engineered approach to anti-viral therapy is in stark contrast with the current piece-meal approaches. Current drug therapies often have extensive toxicities, limited efficacies, and generation of mutants (mutated viruses) through selective incomplete pressure applied by the therapeutic regime onto the virus.

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

In September 2012, we demonstrated oral efficacy of our anti-Influenza drug candidates against two different viruses namely H1N1 and H3N2. With these developments, the Company now intends to develop an oral influenza drug for out-patients. Optimization of oral drugs requires substantially greater research and development work than the optimization of injectable drugs.

The Company intends to continue its injectable FluCide drug development as “piggy-back” infusion solution for hospitalized patients. It is likely that we may pursue approval of this drug candidate as a single injection therapy of out-patients with influenza as well. Recently, peramivir (BioCryst) was approved as a single injection in out-patients. However, its effectiveness in out-patients was limited, and comparable to existing neuraminidase inhibitors such as Tamiflu (Roche; oral). Moreover, it was not found to be effective in hospitalized patients with severe influenza.

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

In April 2015, the Company reported that its anti-HSV drug candidates were highly effective in an animal model of lethal dermal infection of a highly aggressive strain, namely, HSV-1 H129c. These studies were conducted by Professor Ken Rosenthal at NEOMED. Subsequently, in August, 2015, we reported that these results were reproduced with 100% of the nanoviricide-treated animals surviving, at a different laboratory, namely, TransPharm Pre-clinical Services.

We now have evidence that our anti-HSV drug candidates were highly effective against two different strains of HSV-1. We believe that these drug candidates should be effective against most if not all of HSV-1 strains. We also plan to test these drug candidates for effectiveness against HSV-2, as well as HHV-3 (aka VZV, the virus that causes shingles).

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

Additionally, it is likely that our anti-herpes nanoviricides may be active against shingles as well. Shingles is caused by a herpesvirus called varicella-zoster-virus. Shingles is caused by reactivation of the chickenpox virus when the immune surveillance against this virus is compromised due to age or other factors. Although acyclovir and related drugs may be prescribed for shingles, their effectiveness is limited at best. There is a shingles vaccine, that must be used several weeks prior to a shingles episode. However, its usage is limited. Thus a topical treatment for shingles is currently an unmet medical need.

Our HerpeCide program may thus lead to drugs against multiple indications. A skin formulation for use against cold sores, a skin formulation for use against genital herpes, a skin formulation against shingles, and an eye-drops or gel formulation for use against herpes keratitis are some of the possibilities. The Company is currently evaluating prioritization of the indications to optimize the drug candidates for within the HerpeCide program.

The total market size for herpesvirus drugs is in excess of $2B at present. We believe that if an effective therapy superior to the current nucleotide analogues can be developed, the market size will increase substantially, given the penetration of various herpesviruses in the human population.

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

Our HIVCide program is our most expensive drug development program. We continue to make progress in small steps in this program, with our limited resources. We believe that we will be able to accelerate our HIVCide development when we obtain appropriate levels of funding for this project, possibly through licensing arrangements.

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

In Vivo Efficacy Studies - Influenza - Optimized Drug Candidates Led to 100% of Mice Treated with Nanoviricides Survival for Full Study Duration, and a Viral Load Reduction of 1,000-times greater than with Oseltamivir

All but the antibody-based anti-influenza nanoviricides have been tested in mice in an aggressive study involving extremely high levels of infection with a common influenza strain called H1N1. This study was conducted by Dr. Krishna Menon, KARD Scientific, Inc. The results indicate that most of the nanoviricide nanotechnology-based drug candidates were substantially more efficacious than Oseltamivir (Tamiflu®). Initial unpublished data suggest that this earliest nanoviricide anti-influenza drug candidate may be as much as 8 to 10 times (800% to 1,000%) superior to Tamiflu in common influenza.

Additional studies have been performed in the same highly lethal mouse model with H1N1 infection wherein all the mice treated with Oseltamivir died within 151.4±1.0 hours, at which point 100% of the mice treated with a nanoviricide using an improved sialic-acid-based ligand as well as 100% of the mice treated with a nanoviricide made using a ligand designed against the high path site of highly pathogenic influenzas including H5N1 were still surviving. Mice treated with H5N1-based nanoviricide survived until 186.0±1.4 hours, whereas those treated with sialic-acid-based drug candidate survived until 190.0±3.7 hours in this test. The control, untreated mice died within 119.0±0.6 hrs. Oseltamivir is the active ingredient of Tamiflu®. It is estimated that the Tamiflu dose would need to be increased by much more than ten times (i.e. much more than 1,000%) to match the efficacy of this sialic-acid-based nanoviricide drug candidate. These estimates are very preliminary in nature.From this unpublished data, we have concluded that the results are statistically significant with a p<0.003.

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

We believe that HIVCide would enable a “Functional Cure” of HIV/AIDS. Current combination therapy is capable of bringing the HIV viral load in patients to extremely low levels. However, mutational resistance emerges and the therapy eventually fails. This can be rescued to some extent by drug substitution, until this strategy also fails. We believe that HIVCide is based on a drug strategy that potentially minimizes such failures, since HIV mutations that result in the mutant not being attacked by HIVCide would also be deficient in binding to the CD4 receptor on T cells. Thus, such mutants would not be capable of causing a productive re-infection cycle. Thus, HIVCide treatment, either as a single agent or in combination with other drugs, would lead to significantly reduced viral load and reinfection within the body. The patient would then be able to lead a normal life, and possibly not even have sufficient viral load to be capable of passing on the infection to others. In addition, the sustained effect of HIVCide after stopping therapy by itself indicates long durations of treatment free life would be feasible in this scenario.

Preliminary Efficacy Studies In Vitro (Cell Cultures) – HIV

We reported in June 2010, that our anti-HIV drug candidates demonstrated efficacy in the recently completed cell culture studies using two distinctly different HIV-1 isolates. The studies were performed in the laboratory of Carol Lackman-Smith at the Southern Research Institute, Frederick, Maryland.

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

Preliminary Efficacy Studies In Vivo – Dengue

In late June 2010, the Company reported that its anti-Dengue drug candidates demonstrated significant protection in the initial animal survival studies of Dengue virus infection. The studies were performed in the laboratory of Dr. Eva Harris, Professor of Infectious Diseases at the University of California, Berkeley (UC Berkeley).

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

A Note on Our Studies to Date

Current pharmaceutical industry work in antiviral therapy generally results in small efficacy improvements. Thus, in the case of influenza, peramivir(™), (BioCryst) was reported as having approximately equal efficacy to Oseltamivir (Tamiflu, Roche), in the most recent studies reported. In these clinical studies, peramivir was administered as an IV infusion at about 300mg or 600mg. IV infusion is a cumbersome process requiring hospital based administration. Previously, it was suggested that peramivir may have a superior safety profile and thus may enable use of large doses (compared to Tamiflu). Peramivir previously failed its Phase II clinical trials, and BioCryst stated that this may have been due to the use of needles of insufficient length in the Phase II study. Peramivir has since been approved in Japan. It was approved by the US FDA as an injectable for patients with uncomplicated influenza, to be administered within 48 hours, in December 2014 under the trade name Rapivab. Its clinical studies indicated its effectiveness was similar to other agents in its class, and that it had no effectiveness in severely ill patients hospitalized with influenza.

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

Development costs charged by TheraCour Pharma, Inc. for the year ended June 30, 2015, 2014 and 2013 were $2,403,126, $2,611,754 and $1,988,046 respectively,. As of June 30, 2015, pursuant to its license agreement, the Company has paid a security advance of $0 to and held by TheraCour Pharma, Inc., which is reflected in prepaid expenses.

No royalties are due TheraCour from the Company’s inception through June 30, 2015.

TheraCour Pharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 16.8% of the Common Stock of the Company.

TheraCour Pharma, Inc. owns 9,619,170 shares of the Company’s outstanding Common Stock and 2,000,000 shares of the Company’s Series A Preferred Stock, The Company anticipates the need to procure large quantities of the nanoviricides drug candidates for the upcoming studies. In order to support this production scale, TheraCour Pharma, Inc., the Company’s largest shareholder and licensor of the TheraCour® technology that the Company uses in its anti-viral drug development, has initiated a program to expand its laboratory facilities and staffing.

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

Cooperative Research and Development Agreement for Material Transfer, dated October, 2014, between NanoViricides, Inc. and United States Army Medical Research Institute of Infectious Disease (“Laboratory”). The term of the agreement is for one year. The Company shall invent, develop, and provide to the laboratory, nanoviricides® that are expected to be capable of attacking a multiplicity of different Ebola and Marburg viruses. The Laboratory shall assess in vitro and in vivo activity of the anti-Ebola Nanoviricides® provided against the virus.

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

Master Services Agreement, dated August 31, 2009, by and between Southern Research Institute (“Southern”) and NanoViricides, Inc.

The term of this agreement was three years from its execution. The Company agrees to supply necessary quantities of its products in order for Southern to complete specific studies as to the efficacy and safety of the Company’s compounds. The Company shall pay charges associated with each task order and provide payment in the amount and as indicated therein. It is anticipated the Company will pay approximately $9,530 for such services. SRI is a general contract research organization (CRO). As per the first Task Order, SRI is evaluating the in vitro activity of a set of Nanoviricides® against HIV. These nanoviricides were created, produced, formulated and sent to Southern in a ready to use form by the Company. Under this agreement, Southern will estimate the work load and invoices for additional task orders, subject to the Company’s agreement on costs.

Technical Testing Agreement, dated December 15, 2007, between The Feinstein Institute for Medical Research (“Feinstein”) and NanoViricides, Inc.

The term of this agreement ran from December 17, 2007 through December 31, 2010. Feinstein performed animal studies testing services on epidemic kerato-conjunctivitis and related viral diseases of the cornea and conjunctiva. All test results and inventions resulting from the tests remained property of the Company. Inventions resulting from the testing services would be determined by an independent patent counsel with the Company retaining a commercial license on such inventions. The Company paid Feinstein an amount equal to $40,090.19 for the costs associated with the research.

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

Professor Rosenthal retired in December 2014, continued his laboratory and our R&D through April 2015, and has closed the lab thereafter. He is now Professor at Roseman University of Health Sciences College of Medicine, NV. He continues as Professor Emeritus at Northeast Ohio Medical University (NEOMED).

Research and Development Agreement with the University of California, Berkeley (UC Berkeley)

On February 16, 2010, the Company announced that it had signed a research and development agreement with Dr. Eva Harris’s laboratory at the University of California, Berkeley (UC Berkeley). Under this agreement, Dr. Harris and coworkers will evaluate the effectiveness of nanoviricides® drug candidates against various dengue viruses. Cell culture models as well as in vivo animal studies will be employed for testing the drug candidates. Dr. Eva Harris is a Professor of Infectious Diseases at UC Berkeley. She is a leading researcher in the field of dengue. Her group has developed a unique animal model for dengue virus infection and disease that effectively emulates the pathology seen in humans. In particular, the critical problem of dengue virus infection, called “Antibody-Dependent Enhancement” (ADE), is reproduced in this animal model. When a person who was previously infected with one serotype of dengue virus is later infected by a different serotype, the antibodies produced by the immune system can lead to increased severity of the second dengue infection, instead of controlling it. ADE thus can lead to severe dengue disease or dengue hemorrhagic fever (DHF). This agreement was extended in 2014.

Pre-Clinical Services Agreement with TransPharm

In January 2015, we commenced a master pre-clinical studies agreement with Trasnpharm Preclinical Solutions (“TransPharm”), a pre-clinical research services organization (CRO) in Jackson, MI. TransPharm has and will perform the topical dermal efficacy studies for our anti-HSV drug candidates. The agreement can also be extended to other indications for which TransPharm may already have an animal model or may be able to establish an animal model.

Safety/Toxicology Studies Agreement with BASi

In September 2014, we signed an agreement with BASi. BASi is a pre-clinical contract services organization that specializes in cGLP and GLP-like safety and toxicological testing of drug candidates and preparation of the “Tox Package” section of an IND application. BASi performed a GLP-like preliminary safety and toxicology study in which there were no significant compound related adverse events found. Our safety and toxicology studies for FluCide are being conducted by BASi for submission with an IND application. BASi will also perform the safety toxicology studies for the anti-herpes nanoviricide drug candidates in our HerpeCide program.

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

BioCryst has developed a neuraminidase inhibitor, peramivir, as an IV infusion, for the treatment of common influenza as well as H5N1. Peramivir previously failed its Phase II human trials, and BioCryst had stated that this may be due to the use of short needles in the Phase II study. In spite of various issues with efficacy and bioavailability, peramivir was approved for influenza treatment in Japan in January, 2010. It was developed with the help of a contract worth $234.8 million from the US Biomedical Advanced Research and Development Authority (BARDA), part of the Department of Health and Human Services. Peramivir (Rapivab) was approved for intravenous administration in Dec 2014 by the US FDA. Overall, patients who received 600 mg of peramivir as a single injection had symptom relief 21 hours sooner, on average, than those who received the placebo, which is consistent with other drugs in the same class. In other words, the effect of peramivir was not interpreted to be superior to oseltamivir or zanamivir. In addition, efficacy could not be established in patients with serious flu requiring hospitalization, as announced by the US FDA on December 22, 2014.

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

Fludase(™) (DAS181) (NexBio: now Ansun Biopharma) is an enzyme that removes sialic acids from human cells, thus blocking entry of influenza virus. It was in Phase II clinical trials in the USA.

BCX4430 (BioCryst) is a broad-spectrum adenosine analog that has shown inhibitory activity against many RNA viruses. It received FDA Fast-track designation during the recent Ebola epidemic for development as a drug against Ebolavirus infection.

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

14  Ward P, Small I, Smith J, Suter P, Dutkowski R. Oseltamivir (Tamiflu) and its potential for use in the event of an influenza pandemic. J Antimicrob Chemother 2005;55: Suppl 1:i5-i21.

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

Products

NanoViricides, Inc. currently has no products for sale

The following table summarizes NanoViricides active development projects as of June 30, 2015.

Table 1. Products in Development

	Project	Virus	Description	Development Stage
1	Injectable FluCide™ for hospitalized patients	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Advanced Preclinical; Pre-IND Meeting held with US FDA

2	Oral Flucide™ for outpatients	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Broad-Spectrum Anti-Influenza nanoviricide	Advanced Preclinical; Pre-IND Meeting held with US FDA

3.	Nanoviricide against Ebola	Ebola, Marburg	Broad-Spectrum nanoviricide against all strains of Ebola and Marburg filoviruses	Early Preclinical; High Priority during recent epidemic. Now background project.

4.	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical

5.	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical

6.	HerpeCide ™	HSV-1, HSV-2, HHV-3 (VZV)	Herpes “Cold Sores” and Genital Herpes, Shingles, Chicken-pox. Topical Cream and Gel Formulations	Advanced Preclinical

7.	DengueCide™	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical

8.	RabiCide ™	Rabies	Anti-Rabies nanoviricide	Preclinical; Background Project

9.	HepCCide ™	HCV	Anti-HCV nanoviricide	Project on hold

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

HerpeCide - We are currently optimizing the anti-HSV ligands in animal studies for different disease indications. We believe we will be able to successfully advance the optimized drug candidates into an IND and human clinical trials. HerpeCide is being developed as skin cream or gel formulation for the treatment of oral and genital herpes lesions. Please see also Herpes Keratitis drug candidate under “Nanoviricides Eye Drops” above.

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

HCV - A Hepatitis C nanoviricide is planned for research and development to begin after we have an optimized drug candidate for Dengue Fever. The Company has not yet sourced the materials to target this disease. The cell culture models available for HCV are very limited in nature. In particular, their application to study relative efficacies of virus neutralizing drugs is not well established. The in vivo studies against HCV require specialized animal models. A highly specialized mouse model with a human liver xenograft has become available for HCV studies. However, the studies take a very long time and also are very expensive. The Company has only begun the early stages of a plan to develop nanoviricides against Hepatitis C. This project continues to be of major commercial interest. However, we plan to tackle it when appropriate levels of funding resources are available to the Company. With the introduction of a spate of new successful anti-HCV drugs recently, the bar for entry in this field is much higher than when we started out. While we believe that the nanoviricides technology can enable a much more effective drug than the existing combination drugs, we do not believe that our resources permit us to undertake development of such a drug candidate at this time.

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

Development Stage of Products

Our Influenza program is the most advanced and we have engaged into advanced pre-clinical development activities after obtaining valuable advice from the US FDA in a pre-IND meeting held in March, 2012. Initial safety and toxicology studies have been conducted in two animal models, namely mice and rats. For a complete safety/toxicology study package, we have estimated the need for production of approximately 2kg of the drug, due to the excellent safety observed in earlier studies. We have at present achieved production of approximately 200g per batch. Further process scale up is being performed at our new cGMP-capable facility at 1 Controls drive, Shelton, CT. We will need cGMP drug product for filing an IND and conducting clinical trials in the future. [cGMP = current Good Manufacturing Practices]. We are aggressively working on developing cGMP capability for our nanoviricides drug product lines.

Our Herpesvirus program has now advanced to a level where a limited amount of further optimization is expected to lead to IND candidates against a number of possible indications. The topical treatments for skin infections of HSV (oral cold sores), and for ocular HSV infection (herpes keratitis) are likely to require substantially less development work as compared to the injectable drug against influenza. As such, the Company has determined that it is ion the best interests of shareholders that the Company should pursue development of its anti-herpes drug candidates towards an IND application in parallel to the development of its anti-Influenza drug candidate. It is likely that the treatment amount of the drug for controlling local infection would be much smaller than the amounts needed for systemic drugs such as, say for example, our own anti-influenza drug candidate. If so, our already proven ~200g scale batch production processes should be sufficient to support the safety/toxicology testing requirement as well as human clinical studies requirement for our anti-herpes nanoviricide drug.

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

Manufacturing

Manufacturing of Research Materials

Nanomaterials that form the basis of our nanoviricide drugs are produced for research by TheraCour Pharma, Inc. at our facilities in Shelton, Connecticut, under our licensing agreement with TheraCour.

Manufacturing of Drugs

We have purchased the state of the art c-GMP capable manufacturing and research and development facility in Shelton, CT from Inno-Haven, LLC, a special purpose company formed for the purpose of real estate acquisition and improvements, which has acquired and renovated a light industrial building in Shelton, CT. Inno-Haven is controlled by Dr. Anil R. Diwan. The financing for the original acquisition of the building in 2011, and its total renovation was raised by Dr. Diwan through his personal funds, borrowings, other private investors, and partially through the sale of NanoViricides stock that he has acquired as a founder of NanoViricides, Inc. in accordance with a 10b5-1 trading plan. Inno-Haven has performed total renovation of the facility to enable modern laboratory space and cGMP facilities for the manufacture of the NanoViricides’ drug candidates. Inno-Haven has raised substantial capital financings for this project. The Board of Directors of NanoViricides, Inc. unanimously agreed that the purchase of this facility from Inno-Haven is in the best interests of the Company and its shareholders, with Dr. Diwan abstaining from the discussion and voting. This determination was based on the potential lease costs derived in consultations with experts. Inno-Haven agreed to the sale of the facility to NanoViricides, Inc. NanoViricides purchased the facility from Inno-Haven by paying for the total costs borne by Inno-Haven. The sale and purchase was completed in December, 2014.

The Company intends to manufacture Injectable and Oral FluCide, HIVCide, Nanoviricide Eye Drops, HerpeCide, DengueCide, RabiCide as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned by the Company. Our cGMP-capable manufacturing facility in Shelton, CT has sufficient capacity for supply of the pre-clinical and clinical batches needed for all of our drug candidates as and when they are anticipated to be needed. The Company may go to a cGMP third party provider for the final fill-and-finish of the clinical drug products. The current facility is not intended to support the large scale demand for high volume drugs such as oral FluCide. However, the Company believes that the current facility has sufficient production capacity to enable market entry and support rising demand for a couple of years for drugs that are anticipated to require smaller product quantities.

It is not possible to estimate the number of treatments that can be produced at the plant without the knowledge of the amount of drug needed for a treatment. The dose and treatment regimen are usually established as part of a successful Phase II human clinical trial. The Company believes that the production capacity at the Shelton facility could be sufficient to produce tens of millions of dollars in revenues as part of the initial market launch years.

The Company intends to supply the multi-billion-dollar markets for its drugs, when a drug gets licensed, primarily by licensing the manufacture to appropriate third party cGMP contract manufacturing operators (CMOs). Alternatively, the Company may license the drugs outright to another pharmaceutical company or a third party, if appropriate.

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

For our future commercial products, we will need to develop additional manufacturing capabilities and establish additional third party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

Table 2: Intellectual Property, Patents, and Pending Patents Licensed by the Company

	Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
1	US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].

2	PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT U.S. Issuance:May 8, 2012.	October, 2028 (estimated)	Applications are in various prosecution stages. Fifty two of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

3	PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2027 (estimated)	Applications are in various prosecution stages. Nine of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

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

A fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. The counterparts of this patent application, PCT/US06/01820, have so far been issued or validated with substantially similar broad claims infifty two regions and countries that include ARIPO, Australia, Canada, China, several countries in Europe, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, OAPI, Phillippines, Pakistan, United States, Vietnam, and South Africa. The OAPI regional patent covers Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo. The US expiry date is estimated at October, 2028. Other expiry dates range nominally from 2026 to 2028.

Another fundamental patent application is on the antivirals developed using the polymeric micelles, PCT/US2007/001607. The counterparts of this application have so far been issued in nine regions and countries with substantially broad claims as well, in ARIPO, Australia, China, Japan, Mexico, New Zealand, OAPI, and South Africa. The nominal expiry dates are expected to range from 2027 to 2029.

A total of 61 patents have been issued globally as of August 23, 2015, on the basis of the two international PCT patent families that cover the fundamental aspects of our platform technology. Additional patent grants are expected to continue as the applications progress through prosecution processes.

These patents have nominal expiry dates in 2026 to 2027 without accounting for various extensions available in different countries and regions. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process. Many countries allow up to five years extension for regulatory delays.

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

The current approved drugs for influenza include the neuraminidase inhibitors Tamiflu, Relenza, and Peramivir, anti-influenza drugs that are sold by Roche, Glaxo SmithKline (GSK), and BioCryst partners, respectively. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. There is significant viral resistance to the approved M2 channel inhibitors especially in the US. Several companies are developing anti-influenza drugs at present. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development.

There are a growing number of anti-HIV drugs being sold or in advanced stages of clinical development. Companies with HCV and HIV products include Gilead, Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), in addition to several other pharmaceutical and biotechnology firms.

There are currently no approved drugs for the treatment of viral diseases of the external eye. A drug in development, called CTC-96, was shown to have little clinical benefit in published animal studies. Another drug in development, an Aganocide(tm) compound from NovaBay Pharma in collaboration with Alcon went through Phase II clinical studies. Alcon (a division of Novartis) discontinued further development of this drug following mixed results in a Phase II clinical trial. NovaBay regained the rights to it and continued further development. Aganocides, by virtue of their chemical structure, are generally not expected to be useful for any applications other than topical.

There are several drugs in the market that effectively control HSV cold sores and genital herpes lesions in most patients. These include the nucleoside analogues idoxuridine, vidarabine, acyclovir, famciclovir, and derivatives. However, their efficacy is limited or toxicities are high. Brincidofovir, based on the toxic drug cidofovir, is in development by Chimerix.

Our HCV drugs are at the earliest stage of development. There are a growing number of anti-HCV drugs being sold or are in advanced stages of clinical development. Companies with HCV licensed products or drugs in development include Valeant, Schering, Gilead, Vertex, Intermune, and Achillion (licensed to Johnson & Johnson), among others. With the introduction of a spate of new successful anti-HCV drugs recently, the bar for entry in this field is much higher than when we started out. While we believe that the nanoviricides technology can enable a much more effective drug than the existing combination drugs, we do not believe that our resources permit us to undertake development of such a drug candidate at this time.

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

Employees and Service Providers

The Company had six full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. TheraCour currently has a staff of about twenty-five, most of who are scientists with PhD or advanced degrees and experience. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. Some of the Company’s R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

Reports to Security Holders

As a result of its filing of Form 10-SB and listing on the FINRA OTC Bulletin Board, the Company became subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site ( http://www.sec.gov ) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its Web site at www.nanoviricides.com . Information included on the Web site is not part of this Form 10-K.

Tthe Company’s common stock was listed on the NYSE MKT (A US national exchange) on September 25, 2013. The NYSE MKT Exchange requires additional corporate governance, financial and reporting requirements.

Website

Our website address is www.nanoviricides.com.

We intend to make available through our website, all of our filings with the Commission and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

Our Information

Our principal executive offices are currently located at 1 Controls Drive, Shelton, Connecticut 06484 and our telephone number is (203) 937-6137. We can be contacted by email at info@nanoviricides.com.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2015, we had a cash and cash equivalent balance of $31,467,748. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $54,099,572 at June 30, 2015. Such losses are expected to continue for the foreseeable future. As a result of recent financing, the Company estimates that it has sufficient cash to support current operations through the next two years, i.e. through June, 2017.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

We currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2015, we have a cash and cash equivalent balance of $31,467,748 which will be sufficient to fund our operations for the next twenty four months at our budgeted rate of expenditures.

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

We have expended $31,175,063 on research and development from inception through June 30, 2015.

We have estimated a total cash expenditure budget of approximately $8M for the next 12 months, of which approximately $6M is expected to go towards research and development for our drug candidates, including IND-enabling studies of two of our lead drug candidates, namely Injectable FluCide, and HerpeCide Skin Cream, and approximately $2M is budgeted for general and administrative expenses.

In the prior years we have established lead compounds against a number of viral diseases and completed animal studies proof of principle against a number of viral diseases. We now have lead drug compounds against all Influenzas, HIV, Viral diseases of the Eye, Oral and Genital Herpes, Herpes Keratitis, possibly Shingles, and Dengue viruses. We are currently working on identifying and establishing collaborations with pharmaceutical companies as well as government institutions for the purpose of co- development of these products. Notwithstanding these efforts, we will continue the development of these drugs, as well as our other drug development endeavors that include Rabies, Dengue viruses, and Ebola/Marburg viruses.

We currently have sufficient funds on hand to take at least one drug candidate through initial human clinical trials, and at least one or two drug candidates towards regulatory submissions for starting human clinical trials. We believe we will be pursuing Injectable FlucideTM and HerpeCide™ as our first two drug candidates for an IND and initiating human clinical trials. Beyond this development, we estimate that we may need approximately an additional $10M to $15M for human development of the Ocular HerpeCide, Oral Flucide and Denguecide drug candidates towards IND filing over the next 36-48 months. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file the additional IND applications.

The Company will be unable to proceed with its business plan beyond approximately June 30, 2017, without obtaining additional financing to support its budgeted Research and Development and other costs.

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

The Company has entered into a Material License Agreement with TheraCour Pharma, Inc. (“TheraCour”) (a approximately 16.8% shareholder of the Company’s common stock) whereby TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company. No royalties are due to TheraCour from the Company’s inception through June 30, 2015.

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

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board. Both agreements provide a minimum annual base salary of $250,000 for a term of four years. In addition, Dr. Seymour and Dr. Diwan were eligible for an increase in base salary to $275,000 once the Company consummated a financing with gross proceeds of at least $5,000,000. Also, the base salary is eligible to be increased to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan since the Company has been listed on a national stock exchange. As additional compensation under the employment agreements, the Company issued 71,429 (as adjusted) shares of the Company’s Series A Preferred Stock and shall issue an additional 71,429 (as adjusted) shares of Series A Preferred Stock on each anniversary of the respective employment agreements. The prior employment agreements expired as of February 29, 2014 and Drs. Diwan and Seymour continued to work on the basis of such expired agreements at a salary of $300,000 per annum.

On July 21, 2015, the Company entered into new employment agreements with Dr. Diwan and Dr. Seymour, effective July 1, 2015. The terms of the agreements, as more fully set forth below, were determined by the Registrant’s independent Compensation Committee of the Board of Directors based upon comparative compensation reports prepared by an independent third-party research firm. The Compensation Committee determined that the proposed compensation for Drs. Diwan and Seymour were in line with similar publicly-traded pharmaceutical companies. Both agreements provide Drs. Diwan and Seymour would receive compensation of $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, both executives were awarded a grant of 225,000 shares of the Registrant’s Series A Preferred Stock that vest equally over the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of the executive. The employment agreements also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. The agreements provide for customary benefits including health and life insurance coverage, and vacation days. The agreements also provide customary terms regarding confidentiality, restrictive covenants, non-solicitation and non-disclosure.

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

The Company has a majority independent Board of Directors, a fully independent Compensation Committee, and a fully independent Audit Committee.

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc. which owns  16.8% of our Common Stock, and 2,000,000 shares of the Company’s Series A Preferred stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

In addition, one of our independent directors, Dr. Milton Boniuk has dispositive power over 2,276,819 shares of common stock, and 187,000 shares of Series A preferred shares. In addition, Dr. Boniuk is the holder, or has dispositive power over $4,000,000 of the Company’s Series B Convertible Debentures and $5,000,000 of the Company’s Series C Convertible Debentures. The Company believes that as a significant investor himself, he represents the interests of the shareholders at large.

Currently, the Company does not allow a conflicting Shareholder, Director, or Executive Officer to vote on matters wherein a conflict may be perceived. The conflicting entity is not allowed to nominate alternate person to vote for them either. Other than this safeguard, the Company currently does not have any policy in place to deal with such should such a conflict arise

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

As of September 25, 2013, our common stock was listed on the NYSE MKT, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share” or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE MKT may issue another non-compliance letter or initiate delisting proceedings.

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

As currently required under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. The Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2015. Based on its evaluation, the Company concluded that its internal controls over financial reporting were not effective to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Commission. The material weakness in the reporting process was due to the insufficient complement of personnel with the appropriate level of knowledge to identify and account for non-routine transactions such as derivative instruments. The report of our independent registered public accounting firm for the period ending June 30, 2015 indicated that our internal control over financial reporting was not effective as of June 30, 2015. We expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing, and remediation required to comply with the management certification and auditor attestation requirements.

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

As of September 25, 2013, our common stock was listed on the NYSE MKT national exchange. However, shareholders should be aware that the occurrence of the above-mentioned patterns and practices cannot be entirely precluded and that the occurrence of these patterns or practices could increase the volatility of our share price.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At June 30, 2015, shareholders of the Company had 15,688,161 shares (as adjusted) of restricted stock, or approximately 33% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 total shares of Common Stock on a post-split basis without additional approval by shareholders. As of June 30, 2015, we had 57,242,070 shares of common stock outstanding, warrants and options convertible to 6,512,390 shares of common stock and 3,583,445 shares of Series A Preferred Stock convertible into 12,542,058 shares of Common Stock only in the event of a change in control.

As of September 25, 2013, our common stock is listed on the NYSE MKT national exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2015, 15,688,161 of 57,242,070 issued and outstanding shares (as adjusted) of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 3,583,445 shares of Series A Preferred Stock are restricted and convertible into 12,542,058 shares of Common Stock only in the event of a Change of Control of the Company.

Approximately 2,285,033 shares of our restricted shares of common stock (as adjusted) are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 2: PROPERTIES

Description of Property

The Company’s principal executive offices are located at 1 Controls Drive, Shelton, CT, and include approximately 18,000 square feet of office, laboratory, and cGMP-capable drug manufacturing space. These facilities are fully owned by the Company. There is no mortgage on these facilities.

We subcontract the laboratory research and development work to TheraCour Pharma, Inc., under the License Agreement with TheraCour. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

ITEM 3: LEGAL PROCEEDINGS.

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any other legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

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

Quarter ended	Low price	High price

June 30, 2015	$1.44	$2.37
March 31, 2015	$2.13	$3.15
December 31,2014	$2.58	$3.99
September 30, 2014	$3.06	$4.73
June 30, 2014	$3.04	$4.77
March 31, 2014	$2.67	$6.65
December 31, 2013	$4.52	$5.72
September 30, 2013	$2.38	$7.59
June 30, 2013	$1.89	$5.20
March 31, 2013	$1.12	$2.38
December 31, 2012	$1.58	$2.38
September 30, 2012	$1.58	$2.80

Number of Shareholders.

As of June 30, 2015, a total of 57,242,070 shares of the Company’s common stock are outstanding and held by approximately 181 shareholders of record of our common stock. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 41,554,097 shares are unrestricted, of which, 2,243,487 shares are held by affiliates. Approximately 2,285,023 shares are restricted securities held by non-affiliates, and the remaining 13,402,940 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2015, there were 5,976,675 warrants and 535,715 stock options to purchase the Company’s Common Stock outstanding.

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

Fiscal Year Ending June 30, 2013 Transactions

For the year ended June 30, 2013, the Board of Directors authorized the issuance of 571,429 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures and recognized a charge for interest expense of $665,497.

For the year ended June 30, 2013, the Board of Directors authorized the issuance of 71,428 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $60,000.

For the year ended June 30, 2013, the Board of Directors authorized the issuance of 169,643 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $445,044.

For the year ended June 30, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 68,572 shares of common stock. The warrants expire during the fiscal year ending June 30, 2017.  The Company recorded a consulting expense of $141,600.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 42,977 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $84,956.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 8,521 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $18,750.

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

On September 12, 2013, post reverse split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 2014 certain of these Unit Holders exercised 75,000 and 25,000 Warrants to respectively purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,750 respectively.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of nine months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing. Upon issuance of the Compensation Warrants, the Company recognized Costs associated with the sale of securities ( a capital item ) of $113,696 and a corresponding increase in additional paid in capital of $113,696.

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

On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,207 before expenses of the Offering of approximately $1,200,000, which includes placement agent fees but does not include attorneys’ fees and other expenses. The Company intends to use the proceeds for general business purposes and expects that it will be able to accelerate the development of its drug candidate pipeline with this additional funding.

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

Unregistered Securities

In December 2013, the Company issued 7,143 shares of Common Stock with a restrictive legend at $3.50 per share upon the exercise of Warrants.

For the year ended June 30, 2014, the Board of Directors authorized the issuance of 571,429 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures and recognized a charge for interest expense of $2,605,716.

For the year ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 29,662 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $102,001.

For the year ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 13,146 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000.

For the year ended June 30, 2014 the Board of Directors authorized the issuance of 203,079 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $2,123,014.

For the year ended June 30, 2014, the Company authorized the issuance of 71,430 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $287,860.

For the year ended June 30, 2014 the Scientific Advisory Board (SAB) was granted warrants to purchase 72,439 shares of common stock. The warrants expire during the fiscal year ending June 30, 2018.  The Company recorded a consulting expense of $199,849.

The estimated fair value of the preferred shares issued to Company employees as a whole for the fiscal year ended June 30, 2014 was calculated to be $2,123,014. There are no assurances that such estimated fair value represents a market value between a willing buyer and seller.

Fiscal Year Ending June 30, 2015 Transactions

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

On February 1, 2015 the Company’s Board of Directors authorized the issuance of 571,433 shares of the Company’s $0.001 par value common stock as annual interest payable to holders of the Company’s Series B Debentures. The Company recorded interest expense of $1,502,870 for the year ended June 30, 2015 calculated using the fair market value of the Company’s common stock on the date issued.

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

For the year ended June 30, 2015, the Scientific Advisory Board was granted fully vested warrants to purchase 68,592 shares of common stock at exercise prices between $2.00- $5.02 per share expiring in the fiscal year ending June 30, 2019.  These warrants were valued at $59,675 and recorded as consulting expense.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 200,508 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $852,760.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 2,858 shares of its Series A Convertible Preferred Stock which are fully vested for consulting services. The Company recorded an expense of $24,474.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 35,154 shares of its common stock which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $109,360 which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 16,408 shares of its common stock which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $45,000 which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 71,430 shares of its common stock which are fully vested, with a restricted legend, for employee compensation. The Company recorded an expense of $125,003 which is the fair value at the date of issuance.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

Thus far, the Company has used a portion of the net proceeds of the past offering, and intends to use the balance, for research and development and working capital

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below are for each fiscal year in the five-year period ended June 30, 2015. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Years Ended June 30,
	2015	2014	2013	2012	2011
(in thousands, except per share amounts)
Operating expenses:

Research and development	$3,660,322	$5,131,523	$4,292,909	$4,265,933	$4,155,846

General and administrative	3,402,778	3,535,849	2,297,470	1,815,816	2,273,609

Total operating expenses	7,063,100	8,667,372	6,590,379	6,081,749	6,429,455

Loss from operations	(7,063,100)	(8,667,372)	(6,590,379)	(6,081,749)	(6,429,455)

Other income (expense):
Interest income	160,859	171,001	55,587	46,787	14,339
Interest expense	(2,649,592)	(3,092.550)	(962,535)
Discount on convertible debentures	(1,175,344)	(569,495)	(129,006)
Change in fair value of derivatives	8,529,005	(1,443,200)	(1,249,335)	(172,245)	(62,049)

Total other income (expense), net	4,864,928	(4,934,244)	(2,285,289)	(125,458)	(47,710)
Loss before income taxes	(2,198,172)	(13,601,616)	(8,875,668)	(6,207,207)	(6,477,165)
Income tax provision	-	-	-	-	-
Net loss	$(2,198,172)	$(13,601,616)	$(8,875,668)	$(6,207,207)	$(6,477,165)
NET LOSS PER COMMON SHARE
- Basic	$(0.04)	$(0.27)	$(0.19)	$(0.15)	$(0.16)
- Diluted	$(0.09)	$(0.27)	$(0.19)	$(0.15)	$(0.16)
Weighted average common shares outstanding
- Basic	56,553,848	51,225,622	45,892,549	42,763,481	39,765,976
- Diluted	59,220,515	51,225,622	47,606,835	42,763,481	39,765,976

Balance Sheets Data:

	As of June 30,
	2015	2014	2013	2012	2011
(in thousands)

Cash and cash equivalents	$31,467,748	$36,696,892	$13,923,245	$14,274,985	$9,224,023
Working capital	31,081,278	36,437,242	13,343,441	12,809,544	89,169,141
Total assets	44,187,089	43,859,995	16,407,554	15,629,808	10,758,067

Long term liabilities	11,800,327	19,972,953	7,219,718	-	-
Accumulated deficit	(54,099,572)	(51,901,400)	(38,299,784)	(29,424,116)	(23,216,909)
Stockholders’ equity	31,785,867	23,369,303	8,009,652	13,850,193	10,170,891

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock (See, Item 5). The Company does not currently have any long term debt, other than Series B Convertible Debentures of $6M and the Series C Convertible Debentures of $5M presented in the Fiancial Statements and more fully described herein. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Collaborative Agreements and Contracts

(See also “Our Collaborations and Service Contracts in Brief” elsewhere in this report.)

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

We finalized a CRADA with Walter Reed Army Institutes of Research (WRAIR) to develop collaboratively antiviral agents against all four types of dengue viruses in April, 2007. Preliminary work has commenced under this CRADA. This CRADA will need to be renegotiated due to changes in funding requirements at WRAIR. The Company has not renewed this agreement.

We finalized a Materials Transfer Agreement (MTA) with the United States Army Institute of Infectious Diseases (USAMRIID) to develop antiviral agents against Ebola, Marburg and other hemorrhagic viruses in October 2007. Preliminary studies began in February 2008. Certain nanoviricides candidates were found to be highly successful against Ebola virus in pre-clinical cell culture studies. Ebola virus is known to produce, in vivo, a soluble decoy protein that is a portion of its surface glycoprotein. If the nanoviricides that were successful in the in vitro studies bind to the decoy protein portion of the Ebola virus envelope, then we would expect that the nanoviricides would be neutralized in vivo by the decoy protein. We are therefore developing novel ligands that would potentially bind to the Ebola virus glycoprotein portion that is known to be not a part of the decoy protein. The MTA was extended for another year in October, 2009 to continue these studies. The Company has lowered the priority of this program during the recent economic crisis in order to use our resources most effectively.

We finalized an agreement with a Medical Institute to perform animal studies of our eye drop formulation of nanoviricides against viral EKC (viral Epidemic Kerato-conjunctivitis) in March, 2008. The first EKC-CideTM-I animal study was completed in June, 2008. Biochemical testing of the samples is continuing. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment.

On May 6, 2009, the Company entered into a Clinical Study Agreement with THEVAC, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University. TheVac performed biological testing of certain anti-herpes nanoviricides. TheVac conducted studies on the effect of anti-herpes nanoviricide drug candidates against certain herpes simplex viruses in cell culture models.

On May 13, 2010, the Company announced that it had entered into a Research and Development Agreement with Professor Ken Rosenthal Lab at NEOUCOM (now called NEOMED). Professor Rosenthal has developed in vitro or cell culture based tests for identifying the effectiveness of antiviral agents against HSV. He has also developed a skin lesion mouse model for HSV infection. Dr. Rosenthal has been involved in the evaluation of HSV vaccines as well as anti-HSV drugs.  His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression. This model has been shown to provide highly uniform and reproducible results. A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model. This uniformity makes it an ideal model for comparative testing of various drug candidates. Dr. Rosenthal is a professor of microbiology, immunology and biochemistry at Northeastern Ohio Universities Colleges of Medicine and Pharmacy (NEOMED). He is a leading researcher in the field of herpes viruses. His research interests encompass several aspects of how herpes simplex virus (HSV) interacts with the host to cause disease. His research has addressed how HSV infects skin cells and examined viral properties that facilitate its virulence and ability to cause encephalitis. In addition, Dr. Rosenthal has also been studying a viral protein that makes the HSV more virulent by helping the virus to take over the cellular machinery to make copies of its various parts, assemble these parts together into virus particles and release the virus to infect other cells. He is also researching how the human host immune response works against HSV for the development of protective and therapeutic vaccines.

On August 16, 2010, the Company reported that its anti-Herpes drug candidates demonstrated significant efficacy in the recently completed cell culture studies in Dr. Rosenthal Lab at NEOMED.  Several of the anti-Herpes nanoviricides® demonstrated a dose-dependent maximal inhibition of Herpes virus infectivity in a cell culture model. Almost complete inhibition of the virus production was observed at clinically usable concentrations. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1).  H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains. The H129 strain will be used in subsequent animal testing of nanoviricides. Since then the Company was optimizing formulations for use in the dermal HSV-1 H129c infection animal model in the Rosenthal lab. The Company also continued to further optimize the anti-herpes nanoviricides. Our herpes program was run at a lower priority than other programs until recently. In April 2015, after only 4 cycles of SAR (Structure-Activity-Relationship based improvements), our anti-herpes nanoviricides demonstrated strong effectiveness in the lethal HSV-1 H129c dermal infection model in the Rosenthal Lab at NEOMED. Treatment with certain nanoviricides caused significant improvements in the clinical observations, and led to >85% survival of the infected animals, wherein 100% of the untreated animals died within 10 days. In August 2015, the Company reported that these results were reproduced in dermal animal model at Transpharm, with 100% of the nanoviricides treated animals surviving.

The HerpeCide program has thus advanced to the lead identification stage this year. We are now working on this program with a high priority, in parallel with our Injectable FluCide program.

On May 17, 2010, the Company announced that it had signed a research and development agreement with the University of California, San Francisco (UCSF), for the testing of its anti-HIV drug candidates.   Most recently, the Company’s anti-HIV injectables animal testing was performed by KARD Scientific.

The Company’s anti-HIV drug testing in cell cultures is performed at the Southern Research Institute in Frederick, MD.

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

The above collaborations, subcontract, or service contract agreements, and our on-going animal studies at KARD scientific were sufficient to perform preliminary evaluations of effectiveness and safety of our drug candidates against a number of diseases.

In July 2011 we signed an agreement with Biologics Consulting Group to help us with our regulatory strategy and filings.

In July 2012 we signed an agreement with Australian Biologics Pty Ltd to help us with our regulatory strategy and filings in Australia, and to help us with potentially developing clinical trials programs in Australia.

As we advanced our drug programs further, we have continued to engage into additional collaborations to help us with the various studies that are needed for developing an Investigational New Drug application (IND) for the US FDA or equivalent regulatory applications for other agencies.

In May 2013, we retained Coté Orphan Consulting (COC), headed by Dr. Tim Coté, to help us with identifying orphan drug indications in our portfolio and to perform the regulatory agency submissions needed for obtaining orphan drug designations for those drugs.

In April 2014, we finalized a Master Services Agreement (MSA) with Public Health England (PHE), UK the British government’s equivalent of the U.S. Centers for Disease Control,. This agreement allows for animal efficacy evaluation of various nanoviricides drug candidates against viruses of mutual interest at the BSL2, BSL3 or BSL4 facilities at PHE-UK as the case may be. Previously, we had signed a Non-Disclosure Agreement with PHE in July 2013. The MSA allows the scientists at Public Health England to develop a specific proposal for the testing of different nanoviricides, such as FluCide™, against viruses of “mutual interest” to both organizations.

In May 2014, we executed a Master Services Agreement with Integrated Biotherapeutics, Inc. (“IBT”), Gaithersberg, MD, a provider of pre-clinical anti-viral evaluation services. We intend to perform certain influenza drug candidate studies at IBT.

In September 2014, we signed an agreement with BASi. BASi is a pre-clinical contract services organization that specializes in cGLP and GLP-like safety and toxicological testing of drug candidates and preparation of the “Tox Package” section of an IND application. BASi performed a GLP-like preliminary safety and toxicology study in which there were no significant compound related adverse events found. Our safety and toxicology studies for FluCide are being conducted by BASi for submission with an IND application. BASi will also perform the safety toxicology studies for the anti-herpes nanoviricide drug candidates in our HerpeCide program.

In January 2015, we commenced a master pre-clinical studies agreement with Trasnpharm Preclinical Solutions (“TransPharm”), a pre-clinical research services organization (CRO) in Jackson, MI. TransPharm has and will perform the topical dermal efficacy studies for our anti-HSV drug candidates. The agreement can also be extended to other indications for which TransPharm may already have an animal model or may be able to establish an animal model.

Financings

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

The Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, it shall deliver written notice to the Holder (the “Redemption Notice”) of its intent to redeem the Debenture on a date not less than five (5) days after the Redemption Notice (the “Redemption Date”). If the closing bid price of the Common Stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of Common Stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the Common Stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of Common Stock (the “Redemption Warrants”, and collectively with (i) – (iii), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act.

As additional interest on the Debenture, the Company issued 187,000 shares of its restricted Series A Preferred Stock (the “Series A”) to the Holder. Each share of Series A votes at 9 votes per share. In addition, only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a change of control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects.

The Offering was conducted directly by the Company without the use of a placement agent. Accordingly, no placement agent fees or other commissions were paid by the Company in connection with the Offering.

NanoViricides, Inc. (the “Company”) accepted notices to exercise warrants for the purchase of an aggregate of 1,926,656 shares of the Company’s common stock at the exercise price of $3.50 per share for aggregate proceeds of $6,743,297. On July 17, 2014, the Company filed a registration statement on Form S-3 (the “Form S-3”) registering an aggregate of 3,071,986 shares of common stock underlying warrants previously issued by the Company in various private placement offerings between 2005 and September 2009, as described more fully in the Form S-3 (the “Registered Warrants”). The Form S-3 was declared effective by the Securities and Exchange Commission on August 1, 2014. As of August 15, 2014, any Registered Warrants as specified above and not previously exercised have expired on September 5, 2014.

Subsequent Events

On July 21, 2015 the Company entered into employment agreements with Anil Diwan, PhD, the Company’s founder, President and Chairman, and Eugene Seymour, MD, MPH, the Company’s Chief Executive Officer and Director effective July 1, 2015.

The Company and Dr. Diwan agreed Dr. Diwan would continue to serve as the Company’s President and Chairman of the Board of Directors for a term of three years. Dr. Diwan’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock that vest equally over the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Diwan. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

The Company and Dr. Seymour agreed that Dr. Seymour would continue to serve as the Company’s Chief Executive Officer and Director for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock that vest equally over the term of employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Seymour. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

The Company’s Drug Pipeline

Management believes that it has achieved significant milestones in the development of a number of antiviral nanoviricide drug candidates. We now have six high efficacy lead drug candidates against five commercially important diseases, namely, All Influenza viruses ((1) Injectable FluCide for hospitalized patients, and (2) Oral FluCide for the rest of the patients), (3) HIV (HIVCide-I), (4) Nanoviricide Eye Drops for Viral Infections of the External Eye, (5) HerpeCide™, a nanoviricide against Herpes “Cold Sores”, genital herpes, and possibly shingles, and (6) DengueCide™, a designated Orphan Drug against Dengue viruses. Further, the Company has identified highly active nanoviricide drug candidates against Ebola/Marburg, and against Rabies. In addition, the Company has also established the technology feasibility for (a) broad-spectrum nanoviricides, and (b) Just-in-Time ADIF™ technology; both of which are well suited for stockpiling to defend against known as well as novel infectious diseases. Further, the HerpeCide program may result in multiple drug candidates as described below.

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

Of these, the Company’s Injectable FluCide for hospitalized patients is in IND-enabling studies stage. We have performed initial safety and toxicology studies in two different animal models and demonstrated an excellent safety profile. This strong safety profile translated into a requirement of multiple kilograms of the drug substance for the Tox Package studies. The Company has undertaken a significant production scale-up program in order to satisfy this requirement. The older scale of 200g that was achieved at our older facilities in West Haven, CT is being re-implemented at our new scale-up and R&D facility in the Shelton campus. Further scale-up to a 500g scale is also progressing satisfactorily at the new facility. We believe that an additional scale-up to ~1kg per batch scale will be needed in order to produce the multi-kg quantity estimated for the Tox Package studies. We need to repeat each step of the synthesis at each scale at least twice, and characterize the resulting product in order to achieve reproducible manufacturing. We have to adjust production parameters and perform the synthesis again until we can establish reproducible production process. To this end, we are implementing a number of process control tools and characterization techniques at present. These studies on production of this FluCide drug candidate are designed to enable reproducible production, and to inform the CMC section (“Chemistry, Manufacture, and Control”) of our IND application for the drug.

A majority of the novel work needed in the scale-up and CMC development of this drug candidate relates to the polymer portion of the drug substance. Therefore, we believe that these studies would also inform the production scale-up and CMC development of our other drug candidates.

In addition, subsequent to the reporting period, we reported in August 2015 that several drug candidates in our HerpeCide program have demonstrated excellent effectiveness against an aggressive strain of herpes, namely HSV-1 H129c in a lethal dermal infection model. This program has thus advanced to the lead selection stage. We have already planned the activities for the lead selection process. In consultation with our regulatory consultants, namely Biologics Consulting Group (BCG), we have identified at least four different indications that we could develop drug candidates and file IND applications for based on our broad-spectrum anti-herpes drug candidates. These include, a topical skin cream to treat oral herpes lesions, a topical skin cream for genital herpes treatment, an ocular solution (eye drops or gel) to treat herpes keratitis of the eye, and a topical skin cream to treat shingles. Of these, shingles is caused by VZV, which is a herpesvirus but is not in the same family as the herpes simplex viruses (HSV-1 and HSV-2) that cause the other diseases listed. We believe that the broad-spectrum nature of our anti-herpes nanoviricides would likely allow application against VZV in addition to HSV-1 and HSV-2. We are currently in the process of prioritizing within the HerpeCide program as to the indications to go after. We will continue to optimize the drug candidates and their formulations using the dermal HSV-1 infection model, which we believe would be applicable to the treatment of HSV-1 oral lesions, as well as the treatment of shingles. We are currently seeking additional collaborations or service providers for animal models of HSV-2 genital infection, and for HSV-1 herpes keratitis of the eye. We believe that we will be able to obtain the necessary collaborations soon. In addition, we are also seeking collaborations or service contracts for VZV efficacy evaluations. We are discussing our regulatory study pathways with BCG in order to engage the appropriate collaborations or service contracts.

One of the most important and impactful achievements for us has been our modern, state of the art, nanomedicines R&D, characterization, scale-up, and c-GMP-capable manufacturing facility in Shelton, CT. The history of this project is described elsewhere in this document. This 18,000 sqft facility contains class 100 clean rooms for multi-kilogram-scale synthesis and production of injectable drugs, as well as other nanomedicines. This is a custom manufacturing facility, where all of the equipment is manually assembled for the synthesis program at hand. Thus, we will be able to produce any of our nanoviricides drug candidates at this facility, from the gram scale required during early studies, to kg-scale that may be needed for tox package studies. In addition, once cGMP program for a specific drug substance is implemented, this facility can produce cGMP-like drug substance for human clinical studies. We intend to register the facility as a cGMP manufacturing facility as our drugs move to the clinical stage.

Controlled manufacture of multi-functional polymeric materials is a highly specialized proprietary knowledge-base that we have developed and continue to enhance as our programs go further. We were unable to advance our programs to clinical stage because of the lack of appropriate controlled manufacturing ability in the past. We now have our own facility where we can design, develop, and implement such controlled manufacture of our drug candidates. This has removed a major road-block that we have faced in the past.

We are now a unique company in the field of nanomedicines, in that we now have fully integrated operations from discovery, design, synthesis, to clinical scale production of nanomedicines.

We are happy to report that this new facility is now fully functional, and we have moved all of operations to this facility. This project took almost 18 months longer than was originally estimated, causing significant delays in our ability to advance our drug candidates to the clinical stage. However, we believe that we are now well equipped to advance our drug candidates to the clinical stage.

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

Requirement for Additional Capital

As of June 30, 2015, we have a cash and cash equivalent balance of $31,467,748 which will be sufficient to fund our currently budgeted operations for more than the next twenty four months.

We believe we currently have sufficient funds on hand to take at least one drug candidate into initial human clinical trials, and at least one or two additional candidates into regulatory submissions stage. We believe we will be pursuing injectable FlucideTM and one of the Herpecide indications as our first drug candidates for an IND or equivalent regulatory submission and for initiating human clinical trials. After that, we estimate that we may need approximately an additional $10M to $15M for human clinical development of the nanoviricide antiviral eye drops, oral FluCide and DengueCide drug candidates towards IND filing over the next 36-48 months. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file the corresponding IND applications.

Further, we anticipate incurring limited additional capital costs in the upcoming eighteen months for further improvements at our 1 Controls Drive, Shelton, Ct. facility, to support an initial new drug application filing with the FDA in accordance with our business plans.

We anticipate that we will incur the following additional cash-based expenses over the next 24 months.

1. Planned Research and Development Costs of $12,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza Injectable Flucide, Herpecide, Eye Nanoviricide, Oral FluCide, HIVCide, DengueCide, and Ebola/Marburg and Rabies programs, and planned costs for Phase I and Phase IIa human clinical trials of our injectable FlucideTM and topical Herpecide drugs. Includes staffing costs of approximately $3,500,000, for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.

2. Corporate overhead of $4,000,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3. Capital costs of $1,000,000: This is the estimated cost for equipment and laboratory improvements.

4. Clinical Trials Costs budgeted at $7M, and an additional $5M costs for clinical trials that may extend beyond the 24 month timeframe, as follows:

4a. If and when we initiate human clinical trials for Injectable FluCide, we anticipate approximately $2 million total costs for the Phase I clinical trials, and approximately $5 million for the Phase IIa (virus challenge human efficacy study) clinical trials. In a subsequent year, if Phase I and Phase IIa are successful, we anticipate approximately $10 million for Phase IIb human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that FluCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

4b. If and when we initiate human clinical trials for Topical HerpeCide, we anticipate approximately $1 million total costs for the Phase I clinical trials, and approximately $4 million for the Phase II (study in recruited patients presenting with disease) clinical trials. In a subsequent year, if Phase I and Phase II are successful, we anticipate approximately $10 million for Phase III human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that Topical HerpeCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

We therefore believe that we have sufficient funds in hand to take Injectable FluCide, as well as ocular Herpecide through the initial human clinical trials.

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

The following table summarizes the primary components of our research and development expenses as allocated, during the periods presented in this Annual Report on Form 10-K.

Table 3: R&D Cost Allocations
	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
All Influenzas: FluCide™	$1,629,000	$2,000,000	$1,300,000
EKC-Cide™, other Eye Viral Infections	100,000	100,000	100,000
HIV-Cide™	100,000	414,000	800,000
Herpes infections	670,000	570,000	770,000
Dengue	100,000	600,000	267,000
Other (Ebola, and other projects)	300,000	99,730	100,000
Unallocated stock compensation	761,322	1,347,793	955,909
Total Research and development	$3,660,322	$5,131,523	$4,292,909

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as follows:

Table 4: Drug Development Status

Project 1	Injectable FluCide™ against All Influenzas for Hospitalized Patients

Current status	We have declared a clinical candidate for influenza, NV-INF-1. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, H7N9, H3N2, as well as 2009/H1N1 epidemic virus. We are now engaging into advanced pre-clinical drug development, or IND-enabling studies. We are currently performing synthesis scale up studies and the studies required for the Chemistry, Manufacture and Controls section of an IND application. We have performed initial safety/toxicology studies in small animals- mice and rats - intended at helping with the design of the full Safety and Toxicology studies (“Tox Package”). We have prepared and used a first batch of materials for initial tox package studies. We intend to perform full Tox Package Studies when sufficient quantities become available. We also plan to perform additional animal studies as well as cell culture studies for efficacy of this drug candidate against a limited, unrelated influenza virus subtypes and strains. These studies are required for developing an Investigational New Drug (IND) application to the US FDA.

Nature, timing and estimated costs	The Company had budgeted approximately $1,500,000 for the material development, production and testing of this drug in 2012 and 2013, an additional $2M in 2014, and spent approximately $1.6M in 2015 on this project. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $5,000,000 for the initial human clinical trials and associated expenses of this drug candidate. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies and the initial human clinical trials.

Anticipated completion date	Preclinical stage workload remaining is approximately 12-18 months. However, because of the complexities of FluCide development including number of Influenza virus strains, etc., the project speed is limited by our available third party collaborations. We intend to add additional collaborators in order to speed up the project. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to be achieved in 9 to 12 months after we begin scale up production in the new facility.

Timing of commencement of expected material net cash inflows	If we complete our preclinical studies in the next 12~18 months, and also are able to produce clinical batches at the end of this period, we can expect Phase I and Phase II human clinical trials to be completed at the earliest by 2017-2018. Revenues may occur as a result of licensing the drug to another pharmaceutical partner at this stage. After Phase III clinical trials completion, revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if Flucide is approved for use in other countries or if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval. We believe that related to the high priority for our work on Ebola that we started due to the epidemic, our FluCide project plan has been delayed by about 6 to 9 months.

The potential market for Injectable FluCide may be in the range of $300M to $3B, depending upon market penetration and other conditions. Our current manufacturing capability at the Shelton plant may be estimated to be capable of supplying approximately $10M-$100M of the demand at full-scale operation, depending upon the cost of the drug and the dose required. This production scale is believed to be sufficient for initial market entry and is expected to be able to produce revenues that can fuel a larger manufacturing capacity needed for this drug product. However, the Company intends to license commercial manufacture of this drug to a commercial partner.

Project 2	Oral FluCide™ against All Influenzas for Out-Patients

Current status	We have developed a highly effective anti-influenza drug candidate that is active when given orally. We believe that we will be able to optimize this drug candidate and declare a clinical candidate with a limited amount of structure-activity-relationship (SAR) efficacy studies. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, H7N9, H3N2, as well as 2009/H1N1 epidemic virus. We are now engaging into advanced pre-clinical drug development, or IND-enabling studies. After completing the SAR studies, we will need to perform synthesis scale up studies and the studies required for the Chemistry, Manufacture and Controls section of an IND application. We believe that these studies will benefit from the studies already performed for the injectable FluCide version, as both the oral and injectable drug candidates employ the same virus-binding ligand. We intend to perform Safety and Toxicology studies (“Tox Package”) when sufficient quantities become available. We also plan to perform additional animal studies as well as cell culture studies for efficacy of this drug candidate against a limited, unrelated influenza virus subtypes and strains. These studies are required for developing an Investigational New Drug (IND) application to the US FDA.

Nature, timing and estimated costs	The Company had budgeted approximately $500,000 for the material development, production and testing of this drug in 2012 and 2013. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform SAR, followed by material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. The Company intends to undertake these oral influenza drug studies after advancing Injectable Influenza and HerpeCide drug candidates into clinical stage. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $10,000,000 for the initial human clinical trials of this drug candidate.

Anticipated completion date	Preclinical stage is expected to be completed in 9-24 months after filing an IND application for our Injectable FluCide drug candidate, based on our current prioritization, and is dependent on external contractor dependencies. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to be achieved in 9 to 12 months following cGMP production of the injectable FluCide drug candidate.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable. The volume of demand at market introduction would be too large to be manufactured in our current facilities. However, we believe as we advance the Injectable FluCide into human clinical trials, we will be able to resolve the large scale manufacturing issues. We intend to license large-scale manufacture to a commercialization partner.

Timing of commencement of expected material net cash inflows	Due to several uncertainties and external dependencies in this project, initial revenues commencement date cannot be projected reliably at present. The potential market for oral FluCide may be in the range of $1B to $10B, depending upon market penetration.

Project 3	Nanoviricide Eye Drops for all Viral Infections of the External Eye

Current status	We have developed new, broad-spectrum. ligands that should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures against two different strains of HSV-1, and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. The majority of these viruses are adenoviruses or HSV. We have recently found excellent effectiveness of our anti-herpes nanoviricide drug candidates against HSV-1. We believe that the same drug candidate should work well in the external eye application when formulated appropriately.

Nature, timing and estimated costs	The Company has budgeted approximately $300,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,500,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Pre-clinical stage workload is estimated at 18-24 months. The efficacy related studies work plan is dependent upon availability of an external collaborator to perform ocular HSV infection and adenovirus infection studies in appropriate small animal models.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	This project is dependent upon external collaborators and service providers who can perform the appropriate efficacy animal studies in small animals. We are currently working on engaging certain collaborators and service providers for this project. We believe we have relationships with ophthalmological doctors, surgeons, and institutes that would enable us to obtain collaborations for performing appropriate clinical trials for this drug. We believe that our current cGMP-like manufacturing facility has the capacity for the production of clinical quantities as well as for initial market entry. We may need to engage with a commercialization partner for manufacturing of the marketed drug, when ready.

Timing of commencement of expected material net cash inflows	We have brought this project at a high priority. Much of the drug candidate optimization for this project may be performed in the context of our HerpeCide project, although some special issues related to infection and treatment of the eye and the treatment of adenoviruses will remain and will need to be worked out as part of this project. As an alternative, the Company may advance a separate drug candidate against ocular herpes infections (herpes keratitis, HK), as an outgrowth of the dermal herpecide program. Such a HK-only drug candidate may be expected to go into IND filing stage about 6-9 months after the IND filing of a dermal herpecide.

The potential market size for an HK-only drug may be in the $1B range. A single broad-spectrum drug that works against adenoviruses as well herpesvirus infections of the eye is much more desirable from a clinical standpoint. There is no treatment for adenoviral infections of the eye at present, although they are self-limiting.

Project 4	HIVCide™, nanoviricide against HIV/AIDS viruses

Current status	HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy. In vitro studies against two different HIV-1 strains were very successful. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors to further optimize the drug candidate.

Nature, timing and estimated costs	The Company has budgeted approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $7,000,000. We conduct HIVCide development at a slow pace because of the inherent long nature of these studies, and also because we do not have sufficient funds to dedicate to this project.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 5	HerpeCide™ for Oral and Genital Herpes Cold Sores, “Fever Blisters” and Herpetic Ulcers

Current status	HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream or gel formulation. We have recently found excellent effectiveness of our anti-herpes nanoviricide drug candidates against HSV-1 in animal studies using a highly aggressive, neurotropic, strain, namely H129c. We have accelerated the Topical HerpeCide program with the goal of developing IND candidates for several herpes virus disease indications.

Nature, timing and estimated costs	The Company has budgeted approximately $600,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	The IND-enabling studies workload is expected to be about 18-24 months. We have recently engaged with TransPharm preclinical services to perform animal efficacy studies using the animal model of Professor Ken Rosenthal.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely

The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Clinical studies for a topical drug for dermal herpes breakouts are expected to be somewhat complex. While Phase I clinical studies are rather simple due to the topical nature, Phase IIa studies would require recruitment of patients when breakout occurs. We are working on developing relationships with clinical hospitals for this purpose. We believe that our current cGMP-like manufacturing facility has the capacity for the production of clinical quantities as well as for initial market entry. We may need to engage with a commercialization partner for manufacturing of the marketed drug, when ready.

Timing of commencement of expected material net cash inflows	The market size for an effective topical herpecide cream or gel is estimated to be around $1-10B.

Project 6	DengueCide™, a nanoviricide against all Dengue viruses

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

The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors during 2014-2014.

Nature, timing and estimated costs	The Company has budgeted approximately $1,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 7	EbolaCide™: Anti-Ebola nanoviricide

Current status	We restarted the anti-Ebola nanoviricides project due to the recent raging ebola epidemic in West Africa that appeared to be on course to become a major global public health threat. We tested our first set of novel anti-Ebola nanoviricides at USAMRIID in March 2015. The nanoviricde technology was found to be a good approach and one more cycle of drug optimization to improve efficacy was anticipated. In May 2015, the Company decided to re-focus its activities on FluCide and HerpeCide programs, as the epidemic had been brought under control and the urgency of the Ebola program was therefore no longer apparent. We will continue to develop drug candidates against Ebola as a background project, and we anticipate seeking non-diluting funding when opportunities become available.

We restarted this program based on our evaluation and belief that an optimized nanoviricide anti-Ebola drug candidate would have been the only viable option, had the epidemic continued to evolve into a global threat. Our belief is now supported by evidence. All of the anti-Ebola drug candidates that were advanced into clinical trials during the epidemic have been either rescinded by the sponsors or have not met statistically significant effectiveness end-points. These candidates include the siRNA therapeutics by Tekmira, antibody cocktail therapeutics by zMAPP, brincidofovir by Chimerix, and favipravir (T-705) by Takeda. In addition, Sarepta and BioCryst did not advance their anti-Ebola drug candidates into efficacy clinical trials.

Nature, timing and estimated costs	The Company has budgeted and spent approximately $300,000 for the internal material development, production and testing of this drug in FY2015. These costs are being paid from our available cash balances.

Anticipated completion date	We do not have a completion date. This is now a background project.

Timing of commencement of expected material net cash inflows	We cannot project the timing of revenues, if any, from this project. We will continue to seek funding from non-dilutive sources for this project.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application late in our 2015-2016 fiscal year, and we believe we have the funding needed for the same. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We have experienced unanticipated delays in construction, post-construction modifications, and equipment set-up at our new Shelton facility that cumulatively effectively delayed our work-plan towards IND filing of our first drug candidate by more than 18 months. However, we believe that most of those issues are now overcome.

Enabling the cGMP facility has been the major issue for us in the past in our progress towards regulatory filings. We believe that this issue should be resolved in the ensuing fiscal year, with a kg-scale pilot “cGMP-like” facility coming on line. A non-GMP 200g scale production setup is being worked on at present. This scale is sufficient for all of our anti-herpes drug candidates, and the eye nanoviricide drug candidate. Thus we anticipate that our anti-herpes drug development can be accelerated as this production capacity develops. cGMP-like production for the 200g scale should be enabled in 3-6 months after the 200g scale optimizations are completed.

During the scale up and optimization of our production level operations, we continue to work on a number of different polymer backbones (“nanomicelles”) and several antiviral ligands in order to make sure that different formulation and pharmacokinetic-pharmacodynamic (PK-PD) needs can be met during the PK-PD programs for our various drug candidates. While this loads up our initial activities, it is expected to de-risk the further drug development towards IND or regulatory filings by making available backup drug candidates with different PK-PD profiles.

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

We believe that we have sufficient funding for taking at least one of our drug candidates into initial clinical trials, and at least one or more additional candidates into the regulatory filing stage. We do not anticipate raising additional funds in the near future. When needed, management intends to use equity-based and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional financial resources necessary to fund its anticipated obligations beyond the next twenty-four months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2015, 2014 and 2013.

Comparison of the Year End June 30, 2015 to the Year Ended June 30, 2014

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses decreased $ 133,071 to $ 3,402,778 for the year ended June 30, 2015, from $3,535,849 for the year ended June 30, 2014. The decrease in general and administrative expenses is generally attributable to a decrease in the valuation of stock compensation paid to employees. The recent decrease in the Company’s share price resulted in a decrease in the compensation costs recognized. These decreases were offset by a reimbursement of litigation costs paid of $150,000.

Research and development expenses for the year ended June 30, 2015 decreased $1,471,201 to $ 3,660,322 from $5,131,523 for the year ended June 30, 2014. The cost of research and development increased, however, this year to year decrease is generally attributable to a decrease in the valuation of stock compensation paid to research scientists which is calculated based upon the Company’s stock price at the date of issuance or, in regards to the Company’s Series A Preferred Shares, the estimated fair value as calculated based upon certain assumptions including the Company’s share price (See Note 8 to the Financial Statements), and to certain chemical inventories, supplies and other costs paid in the prior fiscal year.

Other Income (Expenses) – Interest income was $160,859 and $171,001 for the years ended June 30, 2015, and 2014, respectively. Interest income included interest on cash or cash equivalent deposits in interest-bearing account. The Company has incurred interest expense of $2,649,592 and $3,092,550 for the years ended June 30, 2015 and June 30, 2014 respectively. The Company amortizes the discount on its Series B and Series C Debentures which were calculated at issuance. The Company recognized an amortization of bond discount expense of $1,175,344 and $569,495 for the years ended June 30, 2015 and 2014, respectively. The increase in bond discount expense arises from the Series C Debenture issued on July 2, 2015.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2015, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $26,400,000. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2015, the Company had a net loss of $2,198,172, or a basic loss per share of $0.04 and fully diluted loss per share of $0.09 compared to a net loss of $13,601,616, or a basic loss per share of $0.27 and a fully diluted loss per share of $0.27 for the year ended June 30, 2014. The reduction in the Company’s net loss from the year ended June 30, 2014 to the year ended June 30, 2015 of $11,403,444 is generally attributable to decreases in non cash expenses and the gain resulting from the change in fair value of derivatives, and interest expenses and compensation paid in the Company’s stock or other securities.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $31,467,748 and $36,696,892 at June 30, 2015 and 2014 respectively. On the same dates, accounts payable and accrued liabilities outstanding totaled $600,895 and $517,739, respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $54,099,572 and $51,901,400 at June 30, 2015 and 2014, respectively.

The Company estimates that it can support current budgeted operations through June 30, 2017.

While our cash and cash equivalent balance is sufficient for us to continue our operations through June 30, 2017, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, and/or research and development projects.

Comparison of the Year End June 30, 2014 to the Year Ended June 30, 2013

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses increased $1,238,379 to $3,535,849 for the year ended June 30, 2014, from $2,297,470 for the year ended June 30, 2013. The increase resulted from the Company’s general increase in non-research and development expenditures associated with development of its various drug candidates, an increase in the valuation of stock compensation paid to employees which is calculated based upon the Company’s stock price at the date of issuance or, in regards to the Company’s Series A Preferred Shares, the estimated fair value as calculated based upon certain assumptions including the Company’s share price.

Research and development expenses for the year ended June 30, 2014 increased $838,614 to $5,131,523 from $4,292,909 for the year ended June 30, 2013. This increase in the cost of research and development is largely attributable to the development of additional drug candidates and increased research and development payroll costs. The increase cost of research and development is also attributable to a increase in the valuation of stock compensation paid to research scientists.

Other Income (Expenses) – Net Interest income was $171,001 and $55,587 for the years ended June 30, 2014, and 2013, respectively. Net interest income in 2014 included interest on cash equivalent deposits in an interest-bearing account. The Company has incurred interest expense of $3,092,550 and $962,535 for the years ended June 30, 2014 and 2013, respectively. The Company amortizes the discount on its Series B and Series C Debentures which were calculated at issuance. The Company recognized an amortization of bond discount expense of $569,495 and $129,006 for the year ended June 30, 2014 and 2013 respectively. The year ending June 30, 2014 was the first full year in which the Company recognized interest on its debenture and bond discount expense and accounts for the increase in these expenses.

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

Net Loss - For the year ended June 30, 2014, the Company had a net loss of $13,601,616, or $ ($0.27) per share (as adjusted) compared to a net loss of $8,875,668, or ($0.19) per share (as adjusted) for the year ended June 30, 2013. The increase in the Company’s net loss from the year ended June 30, 2013 to the year ended June 30, 2014 of $4,725,948 is generally attributable to an increase in non cash expenses for employee stock compensation, and interest expenses paid on debentures in cash and in the Company’s stock.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $36,696,892 at June 30, 2014 and 13,923,245 at June 30, 2013. On the same dates, accounts payable and accrued liabilities outstanding totaled $1,226,960 and $1,178,183 respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $51,901,400 at June 30, 2014. and $38,299,783 at June 30, 2013.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Accounting for Stock Based Compensation – The Company follows the provisions of ASC 718 – Stock Compensation, which requires the measurement of compensation expense for all shared-based payment awards made to employees and non-employee directors, including employee stock options. Shared-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Management is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(a) Dismissal of Independent Registered Public Accounting Firm

On December 1, 2014, Li and Company, PC (“Li”) was dismissed as the independent registered public accounting firm of NanoViricides, Inc. (the “Company”). The Company’s Board of Directors and audit committee approved the dismissal of Li.

Li’s reports on the Company’s financial statements for the years ended June 30, 2014 and 2013, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended June 30, 2014 and 2013, and through December 1, 2014, there were no disagreements with Li on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended June 30, 2014 and 2013, and through December 1, 2014, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K..

(b) New Independent Registered Public Accounting Firm

On December 2, 2014, the Company’s Board of Directors, acting in the capacity of an audit committee, engaged EisnerAmper LLP (“Eisner”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended June 30, 2014 and 2013, and through December 2, 2014, neither the Company, nor anyone acting on its behalf, consulted with Eisner regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Eisner concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed our disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.

(a) Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in internal control over financial reporting described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

To address the material weakness described below, the Company performed additional analysis and other procedures (as further described below under the subheading “Management’s Remediation Initiatives” to ensure that the Company’s financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company’s management believes that the financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any misstatement statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

(b) Changes in internal control over financial reporting. The Company has established an independent Board of Directors comprising three independent members and two executives who are also elected Directors. Under this Board the Company has established an independent Audit Committee, an independent Compensation Committee, an independent Nomination Committee, and an Executive Committee. The Company has met or exceeded corporate governance standards of the NYSE MKT, a national exchange.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management including Chief Financial Officer and Chief Executive Officer (“Management”) conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015. To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the Internal Control - Evaluation Framework (1992) management concluded that our internal control over financial reporting was not effective as of June 30, 2015 due to the material weakness described below.

Management concluded that the effectiveness of our internal controls over financial reporting as of June 30, 2015, was not effective because of a material weakness in the reporting process due to the insufficient complement of personnel with the appropriate level of knowledge to identify and account for non-routine transactions such as derivative instruments. The Company disclosed and reported this material weakness in conjunction with its restatement of its annual and interim financial statements for the fiscal year ended June 30, 2014, and for the interim financial statements for the period ended September 30, 2014.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Although management has implemented certain initiatives as described below as of June 30, 2015, and we believe that such initiatives will fully remediate the identified weakness, these initiatives have not been in operation for a sufficient period of time, nor has the Company initiated a new financial transaction containing derivatives, for the Company to obtain evidence of its operating effectiveness. Therefore Management has concluded that as of June 30, 2015, the material weakness in internal control over financial reporting described above has not been remediated for the current fiscal year.

Management Changes

Management has made a number of changes in the finance organization with a focus on increasing the identification and evaluation of financial derivatives knowledge and improving financial reporting processes in the organization. In 2015, the Company appointed a new accounting manager with U.S. GAAP and financial derivative knowledge to supplement the staff charged with compiling and filing its U.S. GAAP results. In addition, the Company has established a financial reporting controls committee comprised of members of senior management. The committee was established to provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of the aforesaid material weakness and identifying and testing for potential internal control weakness in the financial reporting process to assure reliability and accuracy.

Management’s Remediation Initiatives

Since the identification of this material weakness, management has taken steps to strengthen the Company’s financial control governance structure by, among other things, implementing a process of enhanced internal review of all financial transactions including engagement of outside specialists to evaluate our financial transactions as they may arise. In addition, we have hired an experienced accountant and certified public accountant as an accounting manager, to provide for additional oversight and controls. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Although management has implemented these initiatives as of June 30, 2015, and we believe that such initiatives will fully remediate the identified weakness, these initiatives have not been in operation for a sufficient period of time, nor has the Company initiated any new non-routine transactions, for the Company to obtain evidence of its operating effectiveness.

Our independent registered public accounting firm, EisnerAmper LLP, has audited our financial statements and the effectiveness of our internal control over financial reporting as of June 30, 2015. Their report is included in this form 10-K.

Changes in Internal Control Over Financial Reporting

In prior years the Company reported the appointment of Milton Boniuk, Mukund Kulkarni and Stanley Glick as independent directors and members of the Audit Committee.

In May 2015, the Company hired an additional accountant and Certified Public Accountant as an Accounting Manager.

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred for the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	56	President; Chairman of the Board
Eugene Seymour, MD, MPH	74	Chief Executive Officer; Director
Stanley Glick, CPA	78	Director, Independent
Mukund S. Kulkarni, MD	67	Director, Independent
Milton Boniuk, MD	82	Director, Independent
Meeta Vyas	56	Chief Financial Officer

The Company’s executive officers and directors are elected biannually and serve until their term expires.

Eugene Seymour, MD, MPH, age 74, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation that funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master’s degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians. The Company concluded Dr. Seymour’s extensive experience in treating infectious disease and viruses, plus his public company experience, make him an ideal candidate to serve in these capacities.

Anil Diwan, PhD, age 56, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and threePCT international patent applications in various stages of prosecution in a number of countries, and, and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Stanley Glick, CPA, age 78, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2012. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “audit committee Financial Expert. The Company has expanded and enhanced its Board of Directors by the appointment of Stanley Glick CPA, as an independent director. The Company understands that as an SEC-filing company trading on the over-the-counter bulletin-board, the Company is currently not required to appoint independent board members, and is not required to appoint an independent board member financial expert to chair its Audit Committee. However, the Company believes that an independent board member with expertise in financial reporting and management advisory services, chairing the audit committee, would provide additional assurances to the financial community and other users of the Company’s financial statements. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

Mukund S. Kulkarni, MBA, PhD, age 67, has been a Chancellor of Penn State Harrisburg since 2010 where Dr. Kulkarni joined in 1985 as a Professor of Finance in the School of Business Administration. Prior to becoming chancellor, he was senior associate dean for academic affairs from 2006-2010. Prior thereto and from 1996, he served as the director of the School of Business Administration. In addition to his administrative appointment, Dr. Kulkarni holds the rank of professor of finance. Dr. Kulkarni earned his bachelor’s degree from Shivaji University located in Kolhapur, India and master’s degrees from University of Pune located in Pune, India, and an M.B.A. from Marshall University. He also earned a Doctorate in Economics from the University of Kentucky. Dr. Kulkarni is widely published in academic journals and has presented papers at several scholarly conferences. Dr. Kulkarni is an invited lecturer and consultant to several academic institutions in the U.S. and abroad, in addition to state government and nonprofit organizations. Dr. Kulkarni is widely engaged in social and civic activities in and around the Harrisburg region. He is member of several boards of civic and nonprofit organizations including the Harrisburg Regional Chamber of Commerce, United Way of the Capital Region, Modern Transit Partnership, and Asian Indian Americans of Central Pennsylvania, among others. He has delivered lectures and provided consultations to other business schools, government agencies, and non-profit organizations, and he has valuable corporate experience in the commercial banking industry.As a result of his valuable experience in the commercial banking industry and his vast academic background in economics and finance, the Company concluded Dr. Kukarni was qualified to serve as a member of its Board of Directors.

Milton Boniuk, MD, age 82, is an astute and highly successful businessman and entrepreneur, in addition to being an accomplished eye surgeon, educator, and administrator. Dr. Boniuk is a renowned eye surgeon in private practice who specializes in Ocular Oncology and Oculoplastics. He is also the Caroline F. Elles Chair of Ophthalmology at the Alkek Eye Center at the Baylor College of Medicine. Dr. Boniuk has been a long term investor and strong supporter of NanoViricides, Inc. Dr. Boniuk is also well known for his philanthropic endeavors. Most recently, he gave $28.5M to Rice University to establish The Boniuk Institute for the Study and Advancement of Religious Tolerance, following up on a previous $5M gift for this cause. Dr. Boniuk earned his MD at the Dalhousie University, Halifax, Nova Scotia, Canada, followed by an internship at the Victoria General Hospital, Halifax, Nova Scotia, Canada, and Residency at the Center for Ophthalmology, Jefferson Medical College - Wills Eye Hospital, Philadelphia, PA. In addition, he served a Fellowship in Ophthalmic Pathology at the world-renowned Armed Forces Institute of Pathology, Washington, D.C. Dr. Boniuk has made significant contributions in cataract surgery, glaucoma, corneal dystrophies, retinal diseases and surgery. He is a nationally and internationally recognized expert in the pathology and surgical management of orbital and intra-ocular tumors. His description of the ocular pathology of the congenital rubella syndrome in 1967 was a landmark publication. Of note, Dr. Boniuk has made substantial medical contributions in areas that are of great significance to the Company, such as ocular adenoviral infections, that cause epidemic kerato-conjunctivitis (EKC). The Company has developed a drug candidate for EKC infection that was successfully tested in rabbits. These animals serve as a surrogate for the viral disease in human eyes. We concluded Dr. Boniuk’s experience plus business acumen render him qualified to serve as a member of its Board of Directors.

Meeta Vyas, SB, MBA, age 56, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology.

AUDIT COMMITTEE

In June 2012, Stanley Glick, CPA was elected, as an independent member, to the Company’s Board of Directors and the Chair of the Company’s Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Glick meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235. In addition, in June, 2013, Milton Boniuk and Mukund S. Kulkarni were appointed as independent directors and members of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2015, 2014 and 2013:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2015	$300,000	$—	$267,859	—	$—	$567,859
CEO, Director	2014	$291,667		$770,861		$—	$1,062,528
	2013	$275,000	$—	$187,387	—	$—	$462,387

Anil Diwan	2015	$300,000	$—	$267,859		$—	$567,859
President, Director	2014	$291,667		$770,861		$—	$1,062,528
	2013	$275,000	$—	$187,387	—	$—	$462,387

Meeta Vyas	2015	$118,800	$—	$222,980	—	$—	$341,780
CFO	2014	108,000	—	338,697	—	—	446,697
Appointed May 13, 2013	2013	12,000	—	9,000	—	—	21,000

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2015.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	142,857	-	$0.35	September 26, 2015	—	—	—	—

Anil Diwan, President and Director	285,714	-	$0.35	September 26, 2015	—	—	—	—

Milton Boniuk, MD	-	-	$-	-	—	—	—	—

Mukund Kulkarni	-	-	$-	-	—	—	—	—

Stanley Glick	-	-	$-	-	—	—	—	—

MeetaVyas	-	-	$-	-	—	—	—	—

COMPENSATION OBJECTIVES

We believe that the compensation programs for the Company’s executive officers should reflect the Company’s performance and the value created for the Company’s stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of the Company, and should reward individual contributions to the Company’s success. Our compensation plans are consequently designed to link individual rewards with Company’s performance by applying objective, quantitative factors including the Company’s own business performance and general economic factors. We also rely upon subjective, qualitative factors such as technical expertise, leadership and management skills, when structuring executive compensation in a manner consistent with our compensation philosophy.

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2015, under the Company’s employment agreements, the Company issued 200,508 shares of the Company’s Series A Preferred Stock and 71,430 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal that may not be realized.

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

The Company’s current executives’ compensation program as of the date of this report has been at the same level since 2005. The program is simplistic and is less structured than a more mature corporation. Two of our officers are founders or co-founders of the Company and their ownership in the Company has driven their philosophy to provide modest salaries. The compensation structure was set to retain capital resources in the Company to further growth.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of June 30, 2015, on a post-reverse-split adjusted basis.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
TheraCour Pharma, Inc.(2) 135 Wood Street West Haven, CT 06516	9,619,170	16.8%

Anil Diwan (2) (3) 135 Wood Street West Haven, CT 06516	2,082,310	3.64%

Eugene Seymour (4) 135 Wood Street West Haven, Connecticut 06516	1,287,286	2.25%

Milton Boniuk (5) 135 Wood Street West Haven, CT 06516	1,705,391	2.8%

MuKund Kulkarni 135 Wood Street West Haven, CT 06516	126,184	0.22%

Stanley Glick 135 Wood Street West Haven, CT 06516	9,805	0.01%

Meeta Vyas (6) 135 Wood Street West Haven, CT 06516	147,021	0.26%

All Directors and Executive Officers as a Group (7 persons)	14,877,167	25.98%

(1)            For each shareholder, the calculation of percentage of beneficial ownership is based upon approximately 57,242,070 shares of Common Stock outstanding as of September 15__, 2015, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc. Does not include 2,000,000 shares of the Company’s Series A Preferred Stock (the “Series A”), held by TheracourPharma, Inc. which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(3)            Anil Diwan, President and Chairman of the Board of Directors.  Includes 285,714 shares of common stock issuable upon exercise of options held by Dr. Diwan that are currently exercisable or will become exercisable within 60 days.  Does not include 16,531,429 shares owned by TheraCour Pharma, Inc. (after calculating the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), over which Dr. Diwan holds voting and dispositive power. Does not include 571,429 shares of Series A Preferred Stock which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(4)            Eugene Seymour, Chief Executive Officer and Director. Includes 1,044,429 shares of NanoViricides common stock held by Dr. Seymour and 142,857 shares of NanoViricides common stock issuable upon exercise of options held by Dr. Seymour that are currently exercisable or will become exercisable within 60 days. Does not include 428,571 shares of the Company’s Series A Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(5)            Milton Boniuk, Independent Member of the Board of Directors. Includes 1,033,963 shares of common stock and warrants to purchase an additional 542,856 shares of common stock, held by Milton Boniuk and his wife Laurie. Does not include 380,954 shares of common stock held by the Boniuk Charitable Foundation, and 438,097 shares of common stock and warrants to purchase 257,142 shares of common stock currently exercisable held by Boniuk Interests Ltd.  Does not include 952,381 shares of common stock issuable upon conversion of a 10% Coupon Series C Convertible Debenture or 187,000 shares of Series A Preferred Stock held by Milton Boniuk IRA.  Does not include an indeterminate number of shares of common stock issuable upon conversion of debentures held by Boniuk Charitable Foundation and Boniuk Interests Ltd. Dr. Boniuk holds voting and dispositive power over the Boniuk Charitable Foundation and Boniuk Interests Ltd.

(6)            Includes 26,001 shares held by Connect Capital LLC, over which Ms. Vytas holds voting and dispositive power. Does not include 64,299 shares of Series A Preferred Stock.

EMPLOYMENT AGREEMENTS

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board.  Both agreements provided a minimum annual base salary of $250,000 for a term of four (4) years (see subsequent event footnote.) In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange. On September 13, 2013 the Company was listed on the NYSEMKT, a national exchange.

As additional compensation undereach of the employment agreements, the Company issued 71,430 shares of the Company’s Common Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock upon entering into the agreement, and issued an additional 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements (See subsequent event footnote).

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock upon entering into the agreement, and issued an additional 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements.

On May 30, 2013, the Company entered into an Employment Agreement with Meeta Vyas to serve as its Chief Financial Officer.  The employment agreement provides for a base salary of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015 her compensation was increased to $10,800 per month.

Subsequent to the current fiscal year, on July 21, 2015 the Company entered into employment agreements with Anil Diwan, PhD, the Company’s founder, President and Chairman, and Eugene Seymour, MD, MPH, the Company’s Chief Executive Officer and Director effective July 1, 2015.

The Company and Dr. Diwan agreed Dr. Diwan would continue to serve as the Company’s President and Chairman of the Board of Directors for a term of three years. Dr. Diwan’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock that vest equally over the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Diwan. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

The Company and Dr. Seymour agreed that Dr. Seymour would continue to serve as the Company’s Chief Executive Officer and Director for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock that vest equally over the term of employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Seymour. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

COMPENSATION OF DIRECTORS

At this time, directors, who are officers of the Company, receive no remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors. The Company paid accrued fees to its independent directors of $30,000 to each Director, of which half is to be paid in the Company’s common stock.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted each quarter 10,000 warrants to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the years ended June 30, 2015, 2014 and 2013 the SAB was granted a total of 68,572 stock warrants each year exercisable into common shares at prices from $ 1.67 to $ 4.22 per share, $3.16 to $5.47 per share and $1.58 to $2.03 per share respectively.

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

On February 1, 2013, Dr. Boniuk and entities over which Dr. Boniuk has voting and dispositive power subscribed for $4,000,000 of the Company’s Unsecured 8% Coupon Series B Convertible Debentures. On September 10, 2013, Dr. Boniuk and entities affiliated to him subscribed to $3,000,000 of the Company’s units issued in a registered direct offering. On July 2, 2014 the Company accepted a subscription from Dr. Boniuk to invest $5,000,000 in the Company’s Series C Convertible Debenture.

On May 13, 2013, Meeta Vyas was appointed as the Company’s Chief Financial Officer. During the term of Ms. Vyas’ service, she will be compensated on the basis of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. Ms. Vyas is married to Anil Diwan, the President and Chairman of the Company. On January 1, 2015 her compensation was increased to $10,800 per month.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $2,403,126, $2,611,754, $1,988,046, and for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. No royalties are due or have been paid from inception through June 30, 2015.

As of June 30, 2015, TheraCour owns 9,619,170 shares of the Company’s outstanding common stock and 2,000,000 shares of Series A Preferred. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct pre clinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s Chief Regulatory Officer-Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $0, $314,156, and $1,035,983 for the fiscal years ended June 30, 2015, 2014 and 2013 respectively,. Dr. Menon has resigned as our Chief Regulatory Officer-Consulting, a non-executive officer position, in 2014 due to personal health reasons. Dr. Randall W. Barton, our Chief Scientific Officer, has taken over the duties of Acting Regulatory Officer.

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

June 30, 2015	$175,000	EisnerAmper LLP.
June 30, 2015	$7,500	Li and Company, P.C.
June 30, 2014	$119,312	Li and Company, P.C.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

June 30, 2015	$0	EisnerAmper LLP.
June 30, 2015	$2,000	Li and Company, P.C.
June 30, 2014	$1,000	Li and Company, P.C.

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2015	$0	EisnerAmper LLP.
June 30, 2015	$0	Li and Company, P.C.
June 30, 2014	$0	Li and Company, P.C.

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2015	$0	EisnerAmper LLP.
June 30, 2015	$0	Li and Company, P.C.
June 30, 2014	$0	Li and Company, P.C.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by Li and Company, P.C. All the services performed by Li and Company, P.C. as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation, as amended, of the Registrant
3.2*	By-laws of the Registrant

4.1*	Specimen Stock Certificate of the Registrant
4.2*	Series A Convertible Debenture
4.3*	Form of Warrant
10.1*	Share Exchange Agreement between NanoViricide, Inc. and the Registrant
10.2*	Employment Agreement Eugene Seymour
10.3*	Employment agreement Anil Diwan
10.4*	Employment agreement Leo Ehrlich
10.5*	Form of Scientific Advisory Board Agreement
10.6*	Amended License Agreement with TheraCour Pharma, Inc.
10.7*	Lease with landlord
10.8*	Form of First Subscription Agreement
10.9*	Form of Second Subscription Agreement
10.10*	Code of Ethics
10.11*	Amended Agreement #2 with TheraCour Pharma, Inc.
10.12*	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on November 14, 2006, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2015

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

September 14, 2015
/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Director
(Principal Executive Officer)

September 14, 2015	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

September 14, 2015	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer (Principal Accounting Officer)

September 14, 2015	/s/ Milton Boniuk
Name: Milton Boniuk
Title: Director

September 14, 2015	/s/ Mukund Kulkarni
Name: Mukund Kulkarni
Title: Director

September 14, 2015	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NanoViricides, Inc.

We have audited the accompanying balance sheet of NanoViricides, Inc. (the “Company”) as of June 30, 2015 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoViricides, Inc. as of June 30, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NanoViricides, Inc’s. internal control over financial reporting as of June 30, 2015, based on criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 14, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ EisnerAmper LLP

Iselin, New Jersey

September 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NanoViricides, Inc.

We have audited NanoViricides, Inc.’s (the “Company”) internal control over financial reporting as of June 30, 2015, based on criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness in the reporting process was due to the insufficient complement of personnel with the appropriate level of knowledge to identify and account for non-routine transactions such as derivative instruments. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of the June 30, 2015 financial statements, and this report does not affect our report dated September 14, 2015, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, NanoViricides, Inc. has not maintained effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of NanoViricides, Inc. as of June 30, 2015 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and our report dated September 14, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey

September 14, 2015

To the Board of Directors and Stockholders of

NanoViricides, Inc.

West Haven, Connecticut

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2014 and the related statements of operations, stockholders’ equity and cash flows for the fiscal years ended June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and the results of its operations and its cash flows for the fiscal years ended June 30, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

The Company’s balance sheet as of June 30, 2014 and the related statements of operations, stockholder’s equity and cash flows for the fiscal year ended June 30, 2014 have been restated. The restatements of the financial statements are described in Note 2 to the financial statements included in its amended annual report on Form 10-K/A filed on February 23, 2015.

Skillman, New Jersey

September 29, 2014

(Except for Notes 2 to the financial statements included in its amended annual report on Form 10-K/A filed which are dated February 23, 2015)

NanoViricides, Inc.

Balance Sheets

	June 30, 2015	June 30, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,467,748	$36,696,892
Prepaid expenses	214,425	108,089
Other current assets	-	150,000

Total Current Assets	31,682,173	36,954,981

PROPERTY AND EQUIPMENT
Property and equipment	13,496,851	6,736,742
Accumulated depreciation	(1,534,203)	(1,239,986)

Property and equipment, net	11,962,648	5,496,756

TRADEMARK and PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(59,217)	(50,696)

Trademark and patents, net	399,737	408,258

OTHER ASSETS
Security deposits	-	1,000,000
Service agreements	142,531	-
Other Assets	142,531	1,000,000
Total Assets	$44,187,089	$43,859,995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,517	$376,446
Accounts payable – related parties	316,196	49,455
Accrued expenses	28,515	91,838
Deferred interest payable - current portion	166,667	-
Total Current Liabilities	600,895	517,739
LONG TERM LIABILITIES:

Debenture subscription deposit	-	5,000,000
Debentures payable - Series B, net of discount	4,700,582	4,037,568
Debentures payable - Series C, net of discount	2,480,605	-
Derivative liability - Series B, debentures	366,764	5,699,703
Derivative liability - Series C, debentures	476,289	-
Derivative liability - warrants	3,442,754	5,235,682
Deferred interest payable - long term portion	333,333	-
Total Long Term Liabilities	11,800,327	19,972,953

Total Liabilities	12,401,222	20,490,692

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 and 4,000,000 shares designated, respectively, 3,583,445, and 3,193,079 shares issued and outstanding, respectively	3,584	3,194
Series B Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Series C Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, none issued and outstanding	-	-
Common stock, $0.001 par value; 150,000,000 and 85,714,286 shares authorized, respectively, 57,242,070, and 54,620,993 shares issued and outstanding, respectively	57,242	54,621
Additional paid-in capital	85,824,613	75,212,888
Accumulated deficit	(54,099,572)	(51,901,400)

Total Stockholders' Equity	31,785,867	23,369,303

Total Liabilities and Stockholders' Equity	$44,187,089	$43,859,995

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2015	2014	2013

OPERATING EXPENSES
Research and development	$3,660,322	$5,131,523	$4,292,909
General and administrative	3,402,778	3,535,849	2,297,470

Total operating expenses	7,063,100	8,667,372	6,590,379

LOSS FROM OPERATIONS	(7,063,100)	(8,667,372)	(6,590,379)

OTHER INCOME (EXPENSE):
Interest income	160,859	171,001	55,587
Interest expense	(2,649,592)	(3,092,550)	(962,535)
Discount on convertible debentures	(1,175,344)	(569,495)	(129,006)
Change in fair value of derivatives	8,529,005	(1,443,200)	(1,249,335)

Other income (expense), net	4,864,928	(4,934,244)	(2,285,289)

LOSS BEFORE INCOME TAXES	(2,198,172)	(13,601,616)	(8,875,668)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(2,198,172)	$(13,601,616)	$(8,875,668)

NET LOSS PER COMMON SHARE
- Basic	$(0.04)	$(0.27)	$(0.19)
- Diluted	$(0.09)	$(0.27)	$(0.19)
Weighted average common shares outstanding
- Basic	56,553,848	51,225,622	45,892,549
- Diluted	59,220,515	51,225,622	47,606,835

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the Period from July 1, 2012 through June 30, 2015

	Series A Preferred Stock: Par $0.001		Series C Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2012	2,820,357	$2,820	672	$1	44,460,629	$44,460	$43,227,028	$(29,424,116)	$13,850,192

Series A Preferred Shares issued for employee stock compensation	169,643	170					444,874		445,044
Series C Preferred Shares issued to SeaSide 88			714				2,541,872		2,541,872
Retirement of Series C Preferred Shares converted into common stock by SeaSide 88			(864)	(1)			(1)		(1)
Redemption of Series C Convertible Preferred Shares			(522)		-	-	(1,714,334)		(1,714,334)
Shares issued in conversion of Series C Preferred Shares to Common Stock					1,815,138	1,816	4,536		6,352
Shares issued as Dividend to Seaside 88					56,051	55	90,053		90,108
Shares issued for consulting and legal services rendered					42,977	43	84,913		84,956
Warrants issued to Scientific Advisory Board							141,600		141,600
Common Shares issued for employee stock compensation					71,428	71	59,929		60,000
Common shares issued for debenture interest					571,429	571	664,926		665,497
Shares issued for Directors fees					8,521	10	18,740		18,750
Dividend to Seaside 88					-	-	(96,110)		(96,110)
Derivative liability - retirement of Preferred Series C					-	-	968,894		968,894
Placement agents fees related to sale of Convertible Preferred shares					-	-	(165,000)		(165,000)
Legal fees related to Sale of Convertible Preferred Stock					-	-	(12,500)		(12,500)
Net loss								(8,875,668)	(8,875,668)

Balance, June 30, 2013	2,990,000	2,990	-	-	47,026,173	47,026	46,259,420	(38,299,784)	8,009,652

Series A Preferred Shares issued for employee stock compensation	203,079	204					2,122,810		2,123,014
Shares issued for consulting and legal services rendered					29,662	31	101,970		102,001
Warrants issued to Scientific Advisory Board							199,849		199,849
Common Shares issued for employee stock compensation					71,430	72	287,788		287,860
Common Shares issued in connection with warrant conversion					142,500	142	735,482		735,624
Common shares issued for debenture interest					571,429	571	2,605,145		2,605,716
Shares issued for Directors fees					13,146	13	44,987		45,000
Common shares and warrants issued in connection with private placement of common stock					6,760,713	6,760	30,332,443		30,339,203
Common shares issues to round up financial shares arising from private placement					5,940	6	(6)		-
Placement agents fees related to sale of Common shares and Warrants							(1,820,360)		(1,820,360)
Rule 16B payment to Additional Paid in Capital							83,900		83,900
Restatement of Additional Paid in Capital to Derivative Liability							(5,740,540)		(5,740,540)
Net loss						-		(13,601,616)	(13,601,616)

Balance, June 30, 2014	3,193,079	3,194	-	-	54,620,993	54,621	75,212,888	(51,901,400)	23,369,303

Series A Preferred Shares issued with Debenture Series C	187,000	187			-	-	1,152,110		1,152,297
Series A Preferred Shares issued for employee stock compensation	200,508	200			-	-	852,560		852,760
Shares issued for consulting and legal services rendered					35,154	35	109,325		109,360
Warrants issued to Scientific Advisory Board					-	-	59,675		59,675
Common Shares issued for employee stock compensation					71,430	71	124,932		125,003
Common Shares issued in connection with warrant exercises					1,926,656	1,927	6,741,370		6,743,297
Common shares issued for debenture interest					571,429	572	1,502,298		1,502,870
Series A Preferred Shares issued for consulting and legal services rendered	2,858	3					24,471		24,474
Shares issued for Directors fees					16,408	16	44,984		45,000
Net loss						-		(2,198,172)	(2,198,172)

Balance, June 30, 2015	3,583,445	$3,584	-	$-	57,242,070	$57,242	$85,824,613	$(54,099,572)	$31,785,867

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,198,172)	$(13,601,616)	$(8,875,668)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation and for services	877,234	2,123,014	445,044
Common shares issued as compensation and for services	279,363	434,861	163,710
Common shares issued for interest	1,502,870	2,605,716	665,497
Warrants granted to Scientific Advisory Board	59,675	199,849	141,600
Depreciation	294,217	203,234	210,877
Amortization	8,521	8,775	8,774
Change in fair value of derivative liability	(8,529,005)	1,443,200	1,249,335
Amortization of debt discount convertible debentures	1,175,344	569,495	-
Changes in operating assets and liabilities:
Prepaid expenses	(106,336)	(56,492)	(284,206)
Prepaid expenses/accounts payable - related parties	266,741	(114,329)	344,886
Other current assets	150,000	(150,000)	-
Other long term assets	(142,531)	-	-
Accounts payable	(286,930)	113,188	24,900
Accrued expenses	(63,323)	(112,521)	107,479
Deferred interest payable	500,000	-	-

NET CASH USED IN OPERATING ACTIVITIES	(6,212,332)	(6,333,625)	(5,797,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	1,000,000	-	(1,000,000)
Purchase of property and equipment	(6,760,109)	(5,231,094)	(64,931)

NET CASH USED IN INVESTING ACTIVITIES	(5,760,109)	(5,231,094)	(1,064,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Convertible Debentures	-	5,000,000	6,000,000
Proceeds from issuance of Convertible Preferred Series C stock, net	-	-	510,963
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	-	28,602,740	-
Proceeds from exercise of warrants	6,743,297	735,626	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,743,297	34,338,366	6,510,963

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,229,144)	22,773,647	(351,740)

Cash and cash equivalents at beginning of period	36,696,892	13,923,245	14,274,985

Cash and cash equivalents at end of period	$31,467,748	$36,696,892	$13,923,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$480,000	$480,000	$197,589
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Series A Preferred stock issued as discount on debentures	$1,152,297	$-	$-
Bifurcation of embedded derivative	1,879,428	-	-
Issuance of Series C Debenture for deposit received	5,000,000
Common stock issued upon conversion of Series C Preferred Stock	-	-	3,028,464

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2015, 2014 and 2013

Notes to the Financial Statements

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on July 25, 2000 as Edot-com.com, Inc. which was organized for the purpose of conducting internet retail sales.  On April 1, 2005, Edot-com.com, Inc. was incorporated under the laws of the State of Nevada for the purpose of re-domiciling as a Nevada corporation.  On May 12, 2005, the corporations were merged and Edot-com.com, Inc., the Nevada corporation, became the surviving entity.

On June 1, 2005, Edot-com.com, Inc. (“ECMM”) acquired Nanoviricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”).  Nanoviricide, Inc. was incorporated under the laws of the State of Florida on May 12, 2005.

Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 80,000,000 newly issued shares of ECMM common stock resulting in an aggregate of 35 million shares of ECMM common stock issued and outstanding.  NVI then became a wholly-owned subsidiary of ECMM. The ECMM shares were issued to the NVI shareholders on a pro rata basis, on the basis of 4,000 shares of the Company’s common stock for each share of NVI common stock held by such NVI shareholder at the time of the Exchange.

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

On February 15, 2010, the Company executed an Additional License Agreement with TheraCour. Pursuant to the Additional License Agreement, the Company was granted exclusive, worldwide licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the Company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock. The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Series A Preferred Stock do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 2,000,000 shares were valued at the par value of $2,000.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Reclassifications

Certain accounts in the June 30, 2014 financial statements have been reclassified to conform to the current period presentation.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock, and convertible debentures.

The  following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014

Stock options	535,715	535,715

Warrants	5,976,675	8,887,211

Total potentially outstanding dilutive common shares	6,512,390	9,422,926

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

At June 30, 2015, the estimated number of potentially dilutive shares of the Company’s common stock into which the Series B debentures can be converted based upon the conversion price of $3.50 is 1,714,286. At June 30, 2015 the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 3,583,445 of $0.001 par value Preferred A shares to investors and others as of June 30, 2015. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a Change of Control event, the Series A stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At June 30, 2015, the estimated number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 12,542,058, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for income from continuing operations:

	For the Years Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(2,198,172)	$(13,601,616)	$(8,875,668)

Denominator for basic weighted average shares of common stock	56,553,848	51,225,622	45,892,549

Basic loss per share of common stock	$(0.04)	$(0.27)	$(0.19)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(2,198,172)	$(13,601,616)	$(8,875,668)

Add: Loss impact of assumed conversion of Debentures	(3,077,864)	-	(334,832)

Net loss attributable to common stockholders plus assumed conversions	$(5,276,036)	$(13,601,616)	$(9,210,500)

Denominator for basic weighted average shares of common stock	56,553,848	51,225,622	45,892,549

Incremental shares from assumed conversions of Debentures payable	2,666,667	-	1,714,286

Denominator for diluted weighted average shares of common stock	59,220,515	51,225,622	47,606,835

Diluted loss per share of common stock	$(0.09)	$(0.27)	$(0.19)

Series B Debentures were excluded from the loss per share calculation for year ended June 30, 2014 because the impact is anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheet and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, accounting for share-based compensation, accounting for derivatives and accounting for income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2015, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, or lease term, if shorter, for leasehold improvement, using the straight-line method. The Company generally assigns useful lives of thirty years for assets classified as buildings, fifteen years for assets classified as land improvements and laboratory fixtures, ten years for assets classified as lab equipment, and five years for assets classified as office equipment and computers. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Intangible Assets Other Than Goodwill

The Company amortizes the costs of intangible assets other than goodwill on a straight-line basis over their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Stock-Based Compensation

The Company follows the provisions of ASC 718 – Stock Compensation, which requires the measurement of compensation expense for all shared-based payment awards made to employees and non-employee directors, including employee stock options. Shared-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

The fair value of common stock issued as employee compensation is the average of the open and close share price on the date the common shares are issued. The Series A preferred shares are not traded in any market.

The assumptions used to determine the fair value of the Series A preferred shares issued as employee compensation are presented in Note 8 to the financial statements.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the Company’s shares and the method used to estimate it: Expected volatility is based on the average historical volatility of the Company’s common stock over the expected term of the option.

•	Expected annual rate of quarterly dividends: The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.

•	Risk-free rate(s): The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company follows the provisions of ASC 505 - Equity, which accounts for equity instruments issued to parties other than employees for acquiring goods or services. Pursuant to ASC 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. The assumptions used in determining the fair value of the Series A Preferred shares are presented in Note 8 to the financial statements.

The Company uses the average of the open and close market value of the Company’s common stock at each measurement date to determine the fair value of the restricted common stock issued as compensation.

The Company has issued securities to acquire goods or services at or after the delivery of the goods or services for which it contracted. The securities when issued are fully vested and the Company has recognized such issuances as an immediate expenses.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected term of share options and similar instruments represents the contractual term of the instruments.

•	Expected volatility of the Company’s shares and the method used to estimate it. Expected volatility is based on the average historical volatility of the Company’s common stock over the contractual term of the option.

•	Expected annual rate of quarterly dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual term of the option and similar instruments.

•	Risk-free rate(s). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual term of the option and similar instruments.

Income Tax Provision

The Company uses the asset and liability method of accounting for deferred income taxes. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards and to the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as selling, general, and administrative expenses, in the consolidated statement of operations. For the years ended June 30, 2015, 2014 and 2013 there was no such interest or penalty.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Management is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

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

Note 3 – Financial Condition

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at June 30, 2015 ($54,099,572) and had a net loss and net cash used in operating activities for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2015 the Company had cash and cash equivalents of $31,467,748. The Company has sufficient capital to continue its business, at least through March 31, 2017, at the current rate of expenditure.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, significant stockholder, director

TheraCour Pharma, Inc.	An entity owned and controlled by significant stockholder

Inno-Haven, LLC	An entity owned and controlled by significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Property and Equipment

	For the Years Ended
	June 30, 2015	June 30, 2014
During the reporting period, the Company acquired 1 Controls Drive Shelton Ct from Inno-Haven, LLC	$4,222,549	$-

During the reporting period, Inno-Haven, LLC, acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$-	$4,500,000

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$255,019	$528,720

Accounts Payable Related Party

	June 30, 2015	June 30, 2014
Pursuant to an Exclusive License Agreement and an Additional License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies, and others. In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 per month or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. (including a two (2) month security advance):	$316,196	$49,455

Research and Development Costs Paid to Related Parties

	For the Year ended
	June 30, 2015	June 30, 2014	June 30, 2013
Development fees and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2015, 2014 and 2013	$2,403,126	$2,611,754	$1,988,046

Long Term Debenture Payable to a Director

	June 30, 2015	June 30, 2014

Series B Convertible Debentures - Milton Boniuk	$4,000,000	$4,000,000

Series C Convertible Debentures - Milton Boniuk	5,000,000	-

Total Long Term Debentures Payable to a Director	$9,000,000	$4,000,000

Debenture Interest Paid to a Director	June 30, 2015	June 30, 2014
Debenture interest was paid or recognized to Milton Boniuk, or an entity controlled by him, pursuant to the terms of the Series B and Series C Convertible Debentures.

Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest will be paid out quarterly over the remaining term of the debenture:
Deferred interest payable - short term	$166,667	$-
Deferred interest payable - long term	$333,333	$-

Stock interest paid in kind on Series B Convertible Debentures to Dr. Milton Boniuk and recognized at fair value was $1,001,532, $1,730,763, and $665,497 for the years ended June 30, 2015, 2014, and 2013 respectively.

Coupon interest paid on the Series B Debentures to Dr. Milton Boniuk for the years ending June 30, 2015, 2014 and 2013 was $320,000, and $320,000 and $197,589 respectively.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2015	June 30, 2014

Land	$260,000	$-
Building GMP Facility	7,905,938	3,099,780

Office Equipment	65,241	30,048

Furniture and Fixtures	1,400	1,400

Lab Equipment & fixtures	5,264,272	3,605,514

Total Property and Equipment	13,496,851	6,736,742

Less Accumulated Depreciation	(1,534,203)	(1,239,986)
Property and Equipment, Net	$11,962,648	$5,496,756

Depreciation expense for the years ended June 30, 2015, 2014 and 2013 was $294,217, $203,234 and $210,877, respectively.

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

Note 6 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2015	June 30, 2014

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(59,217)	(50,696)
Trademarks and Patents, Net	$399,737	$408,258

Amortization expense amounted to $8,521, $8,775, and $8,774 for the years ended June 30, 2015, 2014 and 2013, respectively.

The Company amortizes our trademarks and patents over their expected original useful lives of 17 years.

Amortization expense in future years is as follows:

2016	$8,521
2017	8,521
2018	8,521
2019	8,521
2020	8,521
Thereafter	357,132

Total amortization	$399,737

Note 7 – Convertible Debentures and Investor Warrants

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. Additional interest was payable in restricted common stock of 571,429 shares at issuance and on January 15, 2014 and 2015, and additional interest of 571,429 warrants to be issued on January 15, 2016. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following table presents the balance of the Debenture payable – Series B, net of discount at June 30, 2015 and June 30, 2014. The debt discount is being accreted to interest expense over the term of the debenture:

	June 30, 2015	June 30, 2014

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Amortization of debt discount	1,435,892	772,878

Debenture payable - Series B, net	$4,700,582	$4,037,568

The debenture contains embedded derivatives which are not clearly and closely related to the host instrument. The embedded derivatives are bifurcated from the host debt instrument and treated as a liability.

The single compound embedded derivative features valued include the:

1.	Principal conversion feature at maturity based on a fixed conversion price subject to standard adjustments.

2.	Redemption additional interest and Redemption Warrants offering.

3.	Additional interest shares and interest warrants.

For the years ended June 30, 2015, 2014 and 2013, the Company recognized amortization of the debt discount as an additional interest charge to “Discount on convertible debentures” in the amounts of $663,014, $569,495, and $203,383, respectively.

The Company used a lattice model that values the compound embedded derivatives of the Series B Convertible Debenture based on a probability weighted discounted cash flow model at June 30, 2015 and 2014.

The following assumptions were used for the valuation of the compound embedded derivative at June 30, 2015 and 2014:

•	The balance of the Series B Convertible Debenture as of issuance and June 30, 2015 and 2014 is $6,000,000;

•	The underlying stock price was used as the fair value of the common stock. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $3.50 exercise price (further out to in the money). The stock price increased to $4.23 at June 30, 2014 which increased the warrant value with the $3.50 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

06/30/2015 62%

06/30/2014 92%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would be equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transactions at issuance) adjusted for changes in the risk free rate is 21.60%.

•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at June 30, 2015 and 2014 was $366,764 and $5,699,703, respectively.

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The $5,000,000 funding of the Debenture had been received by the Company prior to June 30, 2014, the year-end reporting period and the Company has reported the said Debenture in the financial statements at June 30, 2015 under long term liabilities. The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the deferred interest for the initial year of debenture shall be deferred and amortized over the remainder of the term. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. To date, the Holder has elected to take such coupon interest in cash as it becomes due. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 shares of its Series A Convertible Preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount will be amortized over the term of the Debenture using the effective interest method. For the year ended June 30, 2015, the Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $512,330.

The following represents the balance of the Debenture payable – Series C, net of discount at June 30, 2015:

Proceeds	$5,000,000
Debt discount
Series A Preferred	(1,152,297)
Embedded derivative	(1,879,428)
1,968,275

Amortization of debt discount for the year ended June 30, 2015	512,330

Balance at June 30, 2015	$2,480,605

The Company used a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at issuance and June 30, 2015.

The following assumptions were used for the valuation of the compound embedded derivative at July 2, 2014:

•	The balance of the Series C Convertible Debenture as of issuance is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock. The stock price at issuance was $3.00. The warrant has a $5.25 exercise price;

•	The projected annual volatility was 92%;

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default;

•	The weighted cost of capital discount role (based on the market value of the transactions at issuance) adjusted for changes in the risk free rate is 21.86%;

•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The following assumptions were used for the valuation of the compound embedded derivative at June 30, 2015:

•	The balance of the Series C Convertible Debenture as of June 30, 2015 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $5.25 exercise price (further out to in the money);

•	The projected annual volatility was 62%;

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default;

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.97%;

•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at issuance and June 30, 2015 was $1,879,428 and $476,289, respectively.

Note 8 – Equity Transactions

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

Fiscal Year Ending June 30, 2013 Transactions

For the year ended June 30, 2013, the Board of Directors authorized the issuance of 571,429 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures and recognized a charge for interest expense of $665,497.

For the year ended June 30, 2013, the Board of Directors authorized the issuance of 71,428 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $60,000.

For the year ended June 30, 2013, the Board of Directors authorized the issuance of 169,643 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $445,044.

For the year ended June 30, 2013, the Scientific Advisory Board (SAB) was granted warrants to purchase 68,572 shares of common stock. The warrants expire during the fiscal year ending June 30, 2017.  The Company recorded a consulting expense of $141,600.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 42,977 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $84,956.

For the year ended June 30, 2013, the Company’s Board of Directors authorized the issuance of 8,521 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $18,750.

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

On September 12, 2013, post reverse split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before expenses of the Offering of approximately $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 2014 certain of these Unit Holders exercised 75,000 and 25,000 Warrants to respectively purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,750 respectively.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of nine months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing. Upon issuance of the compensation warrants, the Company recognized Costs associated with the sale of securities ( a capital item ) of $113,696 and a corresponding increase in additional paid in capital of $113,696.

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

On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,207 before expenses of the Offering of approximately $1,200,000, which includes placement agent fees but does not include attorneys’ fees and other expenses. The Company intends to use the proceeds for general business purposes and expects that it will be able to accelerate the development of its drug candidate pipeline with this additional funding.

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

For the year ended June 30, 2014, the Board of Directors authorized the issuance of 571,429 shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures and recognized a charge for interest expense of $2,605,716.

For the year ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 29,662 shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $102,001.

For the year ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 13,146 shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000.

For the year ended June 30, 2014 the Board of Directors authorized the issuance of 203,079 shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $2,123,014.

For the year ended June 30, 2014, the Company authorized the issuance of 71,430 shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $287,860.

For the year ended June 30, 2014 the Scientific Advisory Board (SAB) was granted warrants to purchase 72,439 shares of common stock. The warrants expire during the fiscal year ending June 30, 2018.  The Company recorded a consulting expense of $199,849.

The Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

June 30, 2014

Expected life (year)	4

Expected volatility	78.39%-98.09%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	.37-1.12%

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a change of control of the Company. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees on the date of grant. The Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered either by the Company or a Change of Control. The valuation of the Series A Preferred Stock as of 6/30/14 used the following inputs:

a.	The common stock price (post-reverse split) was in the range $2.45 to $3.90;

b.	47,026,173 to 54,614,930 shares outstanding and Series A Preferred shares with 2,572 (post–split 9/10/13) issued monthly; and 169,644 issued annually to employees;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	54,506,459 to 62,208,499 total voting shares and the monthly shares representing voting rights of 0.042% to 0.484% of the total; and the annual shares representing 1.02% to 2.389% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from 3/1/13 and a restricted term of 3.67 to 2.67 years;

f.	42.87% to 27.11% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 121.97% to 265.70% volatility, 0.37% to 1.62% risk-free rate) applied to the converted common.

Based upon the above assumptions the estimated fair value of the preferred shares issued to Company employees as a whole for the fiscal year ended June 30, 2014 was calculated to be $2,123,014. There are no assurances that such estimated fair value represents a market value between a willing buyer and seller.

Fiscal Year Ending June 30, 2015 Transactions

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

On February 1, 2015 the Company’s Board of Directors authorized the issuance of 571,433 shares of the Company’s $0.001 par value common stock as annual interest payable to holders of the Company’s Series B Debentures. The Company recorded interest expense of $1,502,870 for the year ended June 30, 2015 calculated using the fair market value of the Company’s common stock on the date issued.

Unregistered Securities

As discussed in Note 7, on July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 Shares of its Series A Convertible Preferred stock to Dr. Milton Boniuk, pursuant to the terms of the Debenture. The Company allocated the proceeds received between the Debenture and the Preferred Stock on a relative fair value basis. The amount allocated to the Preferred stock was $1,152,297.

For the year ended June 30, 2015, the Scientific Advisory Board was granted fully vested warrants to purchase 68,592 shares of common stock at exercise prices between $2.00- $5.02 per share expiring in the fiscal year ending June 30, 2019.  These warrants were valued at $59,675 and recorded as consulting expense.

For the year ended June 30, 2015, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	37.44% -45.84%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.20 - 1.67%

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 35,154 shares of its common stock which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $109,360 which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 16,408 shares of its common stock which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $45,000 which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 2,858 shares of its Series A Convertible Preferred Stock which are fully vested for consulting services. The Company recorded an expense of $24,474.

For the year ended June 30, 2015, the Company's Board of Directors authorized the issuance of 71,430 shares of its common stock which are fully vested with a restricted legend for employee compensation. The Company recorded an expense of $125,003 which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 200,508 shares of its Series A Convertible Preferred Stock which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $852,760 which is the fair value at date of issuance.

The fair value of the Series A Preferred stock at each date of issuance was as follows:

Date	Shares	Value
7/31/2014	2,572	$25,821
8/31/2014	2,572	27,560
9/30/2014	2,572	19,602
10/31/2014	2,572	18,765
11/30/2014	2,572	22,025
12/31/2014	2,572	18,849
1/31/2015	2,572	16,501
2/28/2015	2,572	15,943
3/31/2015	2,572	16,299
4/30/2015	2,572	14,124
5/31/2015	2,572	11,460
6/30/2015	172,216	645,811

	200,508	$852,760

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $2.29 to $1.55;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 4.896% to 5.046% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from March 1, 2013 and a remaining restricted term of 1.92 to 1.67 years;

f.	30.86% to 31.42% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 63.52% to 69.38% volatility, 0. 22% to 0.26% risk free rate) applied to the converted common.

Note 9 – Stock Options and Warrants

The following table presents the activity of stock options issued for the period ended June 30, 2015 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2013	535,715	0.35	2.23	1,521,429
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding at June 30, 2014	535,715	$0.35	1.23	$2,094,643
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2015	535,715	$0.35	0.23	$749,997

As of June 30, 2015 there was no unrecognized compensation cost.

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2013	3,400,559	4.025	0.86	134,559
Granted	5,629,152	5.63	4.37	-
Exercised	142,500	3.50	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding and exercisable at June 30, 2014	8,887,211	$5.01	2.78	$2,278,458

Granted	68,592	3.63	-	-
Exercised	1,926,656	3.50	-	-
Expired	1,052,472	3.50	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2015	5,976,675	$5.14	3.20	$19,000

Of the above warrants; 345,720 expire in fiscal year ending June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 68,570 in fiscal year ending June 30,2018; 5,493,814 in fiscal year ending June 30, 2019.

Note 10 – Fair Value Measurement

Fair value measurements

At June 30, 2015 and 2014, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2015 and 2014, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2015:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$366,764
Derivative liability – Series C debentures	-	-	476,289
Derivative liability – warrants	-	-	3,442,754
Total derivatives	$-	$-	$4,285,808

	Fair Value Measurements at
	June 30, 2014:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	$-	5,699,703
Derivative liability - warrants	-	-	5,235,682
Total derivatives	$-	$-	$10,935,385

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants respectively, and, of which, 2,910,071 and 2,379,935 respectively are outstanding at June 30, 2015. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at June 30, 2015. During the fiscal year ended June 30, 2015 the Company issued 68,592 warrants to members of the Scientific Advisory board.

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to its own stock. The warrants described above contained a full-ratchet anti-dilution feature and are thus classified as a derivative liability.

The Company used a lattice model to calculate the fair value of the derivative warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.

The Warrants were valued as of issuance, exercise, and the quarterly periods with the following assumptions:

-	The 5 year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
9/12/13	87%
1/24/14	93%
6/30/14	92%
6/30/15	62%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the year ended June 30, 2015:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability - warrant

Beginning balance at July 1, 2013	$3,751,645	$-	$-
Additions during the year	-	-	5,740,540
Change in fair value	1,948,058	-	(504,858)
Transfer in and/or out of Level 3	-	-	-
Balance at July 1, 2014	$5,699,703	$-	$5,235,682
Additions during the year	-	1,879,428	-
Change in fair value	(5,332,938)	(1,403,139)	(1,792,928)
Transfer in and/or out of Level 3	-	-	-
Balance at June 30, 2015	$366,765	$476,289	$3,442,754

Note 11 – Income Tax Provision

Deferred Tax Assets/(Liabilities)

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2015 and 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 34% as follows:

	6.30.2015	6.30.2014

Federal Statutory Rate	-34.00%	-34.00%
Permanent Differences	-37.00%	-37.00%
Valuation Allowance	71.00%	71.00%

Effective Tax Rate	0.00%	0.00%

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2015 and 2014 are as follows:

	6.30.2015	6.30.2014

Net operating losses	16,394,801	13,408,064
Research and Development Credit	4,800,186	3,422,745
Other	5,214,064	4,178,211

Total gross deferred tax assets	26,409,051	21,009,020

Less Valuation allowance	(26,409,051)	(21,009,020)

Net deferred tax assets	-	-

At June 30, 2015 and 2014, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $26,409,000 and $21,009,000 respectively. The change in the valuation allowance during the year ended 2015 was approximately $5,400,000 and a full valuation allowance has been recorded since, in the judgement of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carryforwards become deductible or are utilized.

As of June 30, 2015, the Company has approximately $43,400,000 of gross net operating loss carryforwards. As of June 30, 2015, credit carryforwards for federal and state purposes are approximately $4,177,000 and $623,000 respectively. The net operating loss and credit carryforwards begin to expire in 2025.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carry forwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carry forward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

The Company applies the elements of FASB ASC 740-10 “Income Taxes - Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of June 30, 2015 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2015. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision.

Note 12 – Commitments and Contingencies

The Company maintains facilities located at 135 Wood Street, West Haven, Connecticut, that includes approximately 7,000 square feet of office and laboratory space at a base monthly rent of $8,695. The lease expired on February 28, 2011 and is now on a month-by-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to  $104,340, $104,340 and $102,030 for the years ended June 30, 2015, 2014 and 2013 respectively.

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

On March 3, 2010, the Company entered into employment agreements with its two executive officers, Eugene Seymour, Chief Executive Officer and Chief Financial Officer and Anil Diwan, President and Chairman of Board.  Both agreements provided a minimum annual base salary of $250,000 for a term of four (4) years (see subsequent event footnote.) In addition, Dr. Seymour and Dr. Diwan are eligible for an increase in base salary to $275,000 if the Company consummates a financing with gross proceeds of at least $5,000,000.  Also, the base salary shall increase to $300,000 for Dr. Seymour and $300,000 for Dr. Diwan if the Company becomes listed on a national stock exchange. On September 13, 2013 the Company was listed on the NYSEMKT, a national exchange.

As additional compensation to each officer, under the employment agreements, the Company issued 71,430 shares of the Company’s Common Stock on each anniversary of the respective employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock upon entering into the agreement, and issued an additional 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock upon entering into the agreement, and issued an additional 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements.

On May 30, 2013, the Company entered into an Employment Agreement with Meeta Vyas to serve as its Chief Financial Officer.  The employment agreement provides for a base salary of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015 her compensation was increased to $10,800 per month.

License Agreements

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

Note 14 – Subsequent Events

On July 21, 2015 the Company entered into employment agreements with Anil Diwan, PhD, the Company’s founder, President and Chairman, and Eugene Seymour, MD, MPH, the Company’s Chief Executive Officer and Director effective July 1, 2015.

The Company and Dr. Diwan agreed Dr. Diwan would continue to serve as the Company’s President and Chairman of the Board of Directors for a term of three years. Dr. Diwan’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock that vest equally over the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Diwan. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

The Company and Dr. Seymour agreed that Dr. Seymour would continue to serve as the Company’s Chief Executive Officer and Director for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock that vest equally over the term of employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Seymour. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

