Form 10-Q
period 2015-09-30
NANOVIRICIDES, INC.
filed 2015-11-09
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Yes ☐   No ☒

The number of shares outstanding of the Company’s Common Stock as of November 6, 2015 was approximately: 57,585,000

NanoViricides, Inc.

FORM 10-Q

Nanoviricides, Inc.

Balance Sheets

	September 30, 2015	June 30, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,480,258	$31,467,748
Prepaid expenses	163,493	214,425

Total Current Assets	29,643,751	31,682,173

PROPERTY AND EQUIPMENT
Property and equipment	13,830,515	13,496,851
Accumulated depreciation	(1,695,809)	(1,534,203)

Property and equipment, net	12,134,706	11,962,648

TRADEMARK
Trademark and patents	458,954	458,954
Accumulated amortization	(61,284)	(59,217)

Trademark and patents, net	397,670	399,737
OTHER ASSETS
Service agreements	123,082	142,531
Total Assets	$42,299,209	$44,187,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58,542	$89,517
Accounts payable – related party	738,287	316,196
Accrued expenses	19,595	28,515
Deferred interest payable – current portion	166,667	166,667
Total Current Liabilities	983,091	600,895

Debentures payable - Series B, net of discount	4,884,211	4,700,582
Debentures payable – Series C, net of discount	2,630,686	2,480,605
Derivative liability-Series B debentures	82,503	366,764
Derivative liability-Series C debentures	239,429	476,289
Derivative liability-warrants	2,475,893	3,442,754
Deferred interest payable – long term portion	291,666	333,333
Total Long Term Liabilities	10,604,388	11,800,327

Total Liabilities	11,587,479	12,401,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 4,000,000 and 3,583,445 shares issued and outstanding, respectively	4,000	3,584
Common stock, $0.001 par value; 150,000,000 shares authorized, 57,585,505 and 57,242,070 shares issued and outstanding, respectively	57,585	57,242
Additional paid-in capital	86,056,671	85,824,613
Accumulated deficit	(55,406,526)	(54,099,572)

Total Stockholders’ Equity	30,711,730	31,785,867

Total Liabilities and Stockholders’ Equity	$42,299,209	$44,187,089

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2015	2014

OPERATING EXPENSES
Research and development	$1,282,072	$811,107
General and administrative	942,979	876,026

Total operating expenses	2,225,051	1,687,133

LOSS FROM OPERATIONS	(2,225,051)	(1,687,133)

OTHER INCOME (EXPENSE):
Interest income	8,825	39,323
Interest expense	(245,000)	(245,000)
Discount on convertible debentures	(333,710)	(273,218)
Change in fair value of derivatives	1,487,982	3,017,725

Other income, net	918,097	2,538,830

(LOSS) INCOME BEFORE INCOME TAXES	(1,306,954)	851,697

INCOME TAX PROVISION	-	-

NET (LOSS) INCOME	$(1,306,954)	$851,697

NET (LOSS) INCOME PER COMMON SHARE
- Basic	$(0.02)	$0.02
- Diluted	$(0.02)	$0.02
Weighted average common shares outstanding
- Basic	57,274,315	55,576,200
- Diluted	57,274,315	55,576,200

 See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from June 30, 2015 through September 30, 2015

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2015	3,583,445	$3,584	57,242,070	$57,242	$85,824,613	$(54,099,572)	$31,785,867

Common Shares issued for employee stock bonus	-	-	1,295	1	3,299	-	3,300

Series A Preferred Shares issued for employee stock compensation	416,555	416	-	-	182,106	-	182,522

Share issued for consulting and legal services rendered	-	-	20,455	20	26,980	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	8,745	-	8,745

Common Shares issued for Directors fees	-	-	8,530	9	11,241	-	11,250

Common Shares issued upon stock option exercise	-	-	313,155	313	(313)	-	-

Net loss	-	-	-	-	-	(1,306,954)	(1,306,954)

Balance, September 30, 2015	4,000,000	$4,000	57,585,505	$57,585	$86,056,671	$(55,406,526)	$30,711,730

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,306,954)	$851,697

Adjustments to reconcile net (loss) income to net cash used in operating activities
Series A Preferred shares issued as compensation	182,522	72,980
Common shares issued as compensation and for services	41,550	38,250
Warrants granted to Scientific Advisory Board	8,745	22,292
Depreciation	161,606	51,332
Amortization	2,067	2,193
Change in fair value of derivative liability	(1,487,982)	(3,017,725)
Amortization of debt discount on convertible debentures	333,710	273,218
Changes in operating assets and liabilities:
Prepaid expenses	50,932	48,990
Other current assets	-	150,000
Other long term assets	19,449	-
Accounts payable	(30,975)	(220,468)
Accounts payable - related party	422,091	(142,409)
Accrued expenses	(8,920)	173,625
Deferred interest payable	(41,667)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,653,826)	(1,696,025)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(333,664)	(562,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	6,682,297

NET CHANGE IN CASH	(1,987,490)	4,423,760

Cash at beginning of period	31,467,748	36,696,892

Cash at end of period	$29,480,258	$41,120,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$286,667	$245,000
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Series A Preferred stock issued as discount on Debentures	$-	$1,646,606
Common Stock issued upon cashless exercise of stock options	313	-

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2015 AND 2014

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

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. NanoViricides is unique in the bio-pharma field in that it possesses its own state of the art facilities for the design, synthesis, analysis and characterization of the nanomedicines that we develop, as well as for production scale-up, and e-GMP-like production in quantities needed for human clinical trials. The biological studies such as the effectiveness, safety, bio-distribution and Pharmacokinetics/Pharmacodynamics on our drug candidates are performed by external collaborators and contract organizations.

We are a company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus.

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Series A Preferred Stock do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval. The 2,000,000 shares were valued at the par value of $2,000.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed on September 14, 2015.

Net Income (Loss) per Common Share

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Stock options	-	535,715

Warrants	5,993,823	5,925,231

Total potentially outstanding dilutive common shares	5,993,823	6,460,946

In addition, the Company has issued Convertible Debentures to investors. A portion of the interest required to be paid on the debentures had been paid in shares of the Company’s $0.001 par value common stock (“Interest Shares”) according to the terms of such debenture. No additional Interest Shares are required to be issued under the terms of the debenture. The Company will need to issue 571,428 warrants on January 15, 2016 relating to the additional interest to be paid on the Series B debentures. Coupon interest payable quarterly related to the Series B debentures is payable in cash or shares of Common Stock at the average of the open and close value on the date such interest payment is due at the option of the Holder. The Holders have elected to receive coupon interest in cash.

At September 30, 2015, the number of potentially dilutive shares of the Company’s common stock into which the Series B debentures can be converted based upon the conversion price of $3.50 is 1,714,286. At September 30, 2015, the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 4,000,000 shares Series A Preferred Stock to investors and others as of September 30, 2015. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a Change of Control event, the Series A Preferred Stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At September 30, 2015, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 14,000,000, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

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

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for (loss) income from continuing operations:

	For the three months ended
	September 30,	September 30,
	2015	2014
Calculation of basic loss per share of common stock:

Net (loss) income attributable to common stockholders	$(1,306,954)	$851,697

Denominator for basic weighted average shares of common stock	57,274,315	55,576,200

Basic (loss) income per share of common stock	$(0.02)	$0.02

Calculation of diluted loss per share of common stock:

Net (loss) income attributable to common stockholders	$(1,306,954)	$851,697

Add: Income impact of assumed conversion of Debentures	-	-

Net (loss) income attributable to common stockholders plus assumed conversions	$(1,306,954)	$851,697

Denominator for basic weighted average shares of common stock	57,274,315	55,576,200

Incremental shares from assumed conversions of Debentures payable	-	-

Denominator for diluted weighted average shares of common stock	57,274,315	55,576,200

Diluted (loss) income per share of common stock	$(0.02)	$0.02

Series B and Series C debentures were excluded from the loss per share calculation for the three months ended September 30, 2015 because the impact is anti-dilutive.

Series B Debentures were excluded from the income per share calculation for the three months ended September 30, 2014 because the impact is anti-dilutive.

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

Note 3- Financial Condition

The Company’s financial statements for the interim period ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated from inception.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2015 the Company had cash and cash equivalents of $29,480,258. The Company has sufficient capital to continue its business, at least, through September 30, 2017, at the current rate of expenditure.

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities. The Company may require additional capital to finance currently unplanned capital costs and additional staffing requirements, if they arise, during the next 24 months. The Company has in the past adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it can adjust its priorities of drug development and its plan of operations as necessary, if it is unable to raise additional funds.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, Significant shareholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

InnoHaven, LLC	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Property and Equipment

	For the Three Months Ended
	September 30, 2015	September 30, 2014

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$7,901	$110,578

Account Payable – Related Party

	As of
	September 30, 2015	June 30, 2015

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed. (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$738,287	$316,196

Research and Development Costs Paid to Related Parties

	For the three months ended	For the three months ended
	September 30, 2015	September 30, 2014

Development and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2015 and June 30, 2015.	$1,016,216	$769,185

Long-Term Debentures Payable to a Director

	September 30, 2015	June 30, 2015
Series B Convertible Debentures - Milton Boniuk	$4,000,000	$4,000,000
Series C Convertible Debentures - Milton Boniuk	5,000,000	5,000,000

Total Long Term Debentures Payable to a Director	$9,000,000	$9,000,000

Debenture Interest Paid to a Director	September 30 2015	June 30, 2015
Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest will be paid out quarterly over the remaining term of the debenture commencing September 30, 2015:
Deferred interest payable - short-term	$166,667	$166,667
Deferred interest payable - long-term	291,666	333,333

Coupon interest expense on the Series B Debentures to Dr. Milton Boniuk for the three months ended September 30, 2015 and 2014 was $80,000 and $80,000, respectively.

Coupon interest expense or recognized on Series C Debentures to Dr. Milton Boniuk for the three months ended September 30, 2015 and 2014 was $125,000 and $125,000, respectively.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2015	June 30, 2015

Land	$260,000	$260,000

GMP Facility	7,979202	7,905,938

Office Equipment	65,621	65,241

Furniture and Fixtures	1,400	1,400

Lab Equipment	5,524,292	5,264,272

Total Property and Equipment	13,830,515	13,496,851

Less Accumulated Depreciation	(1,695,809)	(1,534,203)
Property and Equipment, Net	$12,134,706	$11,962,648

Depreciation expenses for the three months ended September 30, 2015 and 2014 were $161,606 and $51,332, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2015	June 30, 2015

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(61,284)	(59,217)
Trademarks and Patents, Net	$397,670	$399,737

Amortization expense amounted to $2,067 and $2,193 for the three months ended September 30, 2015 and 2014 respectively.

Note 7 – Convertible Debentures

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. Additional interest was payable in restricted common stock of 571,429 shares at issuance, January 15, 2014, and 2015, and additional interest of 571,429 warrants to be issued on January 15, 2016. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following table presents the balance of the Series Debenture payable, net of discount at September 30, 2015 and June 30, 2015. The debt discount is being accreted to interest expense over the term of the debenture:

	September 30, 2015	June 30, 2015

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Accumulated amortization of debt discount	1,619,521	1,435,892

Debenture payable - Series B, net	$4,884,211	$4,700,582

The debenture contains embedded derivatives which are not clearly and closely related to the host instrument. The embedded derivatives are bifurcated from the host debt instrument and treated as a liability.

The single compound embedded derivative features valued include the:

1.	Principal conversion feature at maturity based on fixed conversion price subject to standard adjustments.

2.	Redemption additional interest and Redemption Warrants offering.

3.	Additional Interest Shares and Interest Warrants.

For the three month period ended September 30, 2015 and 2014 the Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $183,629 and $157,728, respectively.

The Company used a lattice model that values the compound embedded derivatives of the Series B Convertible Debenture based on a probability weighted discounted cash flow model at September 30, 2015 and June 30, 2015, respectively.

The following assumptions were used for the valuation of the compound embedded derivative at September 30, 2015 and June 30, 2015:

•	The balance of the Series C Convertible Debenture as of September 30, 2015 and June 30, 2015 is $6,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.19 at September 30, 2015 which decreased the warrant value with the $3.50 exercise price (further out to in the money). The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $3.50 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

9/30/2015 61.7%

6/30/15 62%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would be equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The Weighted Cost of Capital discount rate (based on the Market Value of the transaction at issuance) adjusted for changes in the risk free rate is 21.60%.

•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at September 30, 2015 and June 30, 2015 was $82,503 and $366,764, respectively.

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture shall be deferred and paid over the remainder of the term. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. To date, the Holder has elected to take such coupon interest in cash as it becomes due. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 shares of its Series A Convertible Preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount will be amortized over the term of the Debenture using the effective interest method. For the three month periods ended September 30, 2015 and 2014 the Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $150,081 and $115,490, respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	662,411	512,330

Debenture payable - Series C, net	$2,630,686	$2,480,605

The Company used a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at September 30, 2015 and June 30, 2015.

The following assumptions were used for the valuation of the compound embedded derivative at September 30, 2015 and June 30, 2015:

•	The balance of the Series C Convertible Debenture as of September 30, 2015 and June 30, 2015 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.19 at September 30, 2015 which decreased the warrant value with the $6.05 exercise price (further out to in the money). The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

9/30/2015     61.7%

6/30/15   62%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.60% and 21.97%, respectively.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at September 30, 2015 and June 30, 2015 was $239,429 and $476,289, respectively.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Diwan. As of September 30, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $77,336 for the three months ended September 30, 2015.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Seymour. As of September 30, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $77,336 for the three months ended September 30, 2015.

The Company estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.11 to $1.75

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 5.12% to 5.18% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from March 1, 2013 for the Meeta Vyas issuances and a remaining restricted term of 1.59 to 1.42

f.	The 7/21/15 Diwan & Seymour Preferred conversion value is based on the greater of the Change of Control in 4 years from 3/1/13 and the vesting on 6/30/16, 6/30/17, and 6/30/18 resulting in a remaining restricted term of 1.63 to 2.94 years;

g.	27.74% to 39.78% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 60.40% to 62.21% volatility, 0.27% to 0.39% risk-free rate) applied to the converted common.

In August, 2015, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 17,148 shares of common stock with an exercise price of $1.50 per share expiring in August, 2019.  These warrants were valued at $8,745 and recorded as consulting expense.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 7,716 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $27,850.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 1,295 fully vested shares of its common stock for employee compensation. The Company recorded an expense of $3,300.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 20,455 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 8,530 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250.

The expense recognized by the Company upon issuance of restricted common shares for compensation or services is determined by the average market value of the Company’s common shares over the service period.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	58.39%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.35%

Note 9 - Stock Options and Warrants

The following table presents the combined activity of stock options issued for the three months ended September 30, 2015 as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
Stock Options	Shares	per share ($)	Term (years)	Value ($)
Outstanding and exercisable at June 30, 2015	535,715	$0.35	0.23	$2,094,643
Granted	-	-	-	-
Exercised	428,573	-	-	-
Expired	107,142	-	-	-
Canceled	-	-	-	-
Outstanding at September 30, 2015	-	$-	-	$-

As of September 30, 2015 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2015	5,976,675	$5.14	3.2	$19,000

Granted	17,148	1.5	3.75	-
Exercised		-	-	-
Expired		-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at September 30,2015	5,993,823	$5.13	2.95	$4

Of the above warrants, 345,713 expire in fiscal year ending June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 68,577 in fiscal year ending June 30, 2018; 5,493,814 in fiscal year ending June 30, 2019 and 17,148 expire in fiscal year ending June 30, 2020.

Note 10 – Fair Value Measurement

Fair value measurements

At September 30, 2015 and June 30, 2015, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2015 and June 30, 2015 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2015:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$82,503
Derivative liability – Series C debentures	-	-	239,429
Derivative liability – warrants	-	-	2,475,893
Total derivatives	$-	$-	$2,797,825

	Fair Value Measurements at
	June 30, 2015:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$366,764
Derivative liability – Series C debentures	-	-	476,289
Derivative liability – warrants	-	-	3,442,754
Total derivatives	$-	$-	$4,285,808

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants respectively, and, of which, 2,910,071 and 2,379,935 respectively are outstanding at September 30, 2015. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at September 30, 2015, for a total number of 5,425,222 warrants outstanding and issued pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of September 30, 2015 and June 30, 2015 with the following assumptions:

-	The 5 year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
6/30/15	62%
9/30/15	62%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended September 30, 2015:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability – warrant

Beginning balance at July 1, 2015	$366,764	$476,289	$3,442,754
Additions during the year	-	-	-
Change in fair value	(284,261)	(236,860)	(966,861)
Transfer in and/or out of Level 3	-	-	-
Balance at September 30, 2015	$82,503	$239,429	$2,475,893

Note 11 - Commitments and Contingencies

Operating Lease

The Company completed the relocation of its laboratory and office from 135 Wood Street, West Haven, Connecticut to 1 Controls Drive, Shelton, Connecticut around June, 2015. The Company was renting 135 Wood Street on a month-to-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $0 and $26,085 for the three months ended September 30, 2015 and 2014, respectively.

License Agreements

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

Legal Proceedings

There are no pending legal proceeding against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws.. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “Company believes,” “management believes” and similar language. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The forward-looking statements are based on the current expectations of NanoViricides, Inc. and are inherently subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements.

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

Although these forward-looking statements reflect the good faith judgment of our management, such statements can only be based upon facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. As such, our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not unduly rely on these forward-looking statements, which speak only as of the date on which they were made. They give our expectations regarding the future but are not guarantees. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

ITEM I: BUSINESS

Organization and Nature of Business

Overview

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

Our anti-viral therapeutics, that we call “nanoviricides® ” are designed to look to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus- binding portion of the nanoviricide is engineered appropriately.

NanoViricides, Inc. is one of a few bio-pharma companies that have all the capabilities needed from research and development to marketable drug manufacture in the small quantities needed for human clinical trials. With the completion of and relocation to our new campus at 1 Controls Drive, Shelton, CT, we now possess state of the art nanomedicines characterization facilities that enable us to perform pre-IND nanomedicine analysis and characterization studies of any of our various drug candidates in house. In addition, we now have the ability to scale up production of any of our drug candidates, and implement state of the art in-process controls as well as post-process analysis controls in order to establish robust c-GMP-capable production methodologies. All of the biological testing and characterization of our drug candidates continues to be performed by external academic or institutional collaborators and contract research organizations (CRO).

The Company develops its drugs, that we call a nanoviricide®, using a platform technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. To accomplish this, we have developed a polymeric micelle structure composed of PEG and fatty acids that is designed to create a surface like the cell membrane, with the fatty acids going inside of the micelle. On this surface, we chemically attach, at regular intervals, virus-binding ligands. The virus is believed to be attracted to the nanomicelle by these ligands, and thereby binds to the nanoviricide using the same glycoproteins that it uses for binding to a host cell. Upon such binding, a “lipid mixing” interaction between the lipid envelope of the virus and the nanomicelle is thought to take place, leading to the virus attempting to enter the nanomicelle. We believe many different kinds of viruses are likely to get destroyed in the process.

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

The Company currently has six drugs in development with very large commercial markets. These include (i) Injectable FluCide™ for hospitalized patients with severe influenza, (ii) Oral FluCide™ for out-patients, (iii) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS), (iv) HIVCide™ for HIV/AIDS, (v) HerpeCide™ for cold sores and genital sores caused by HSV, and (vi) Broad-spectrum Anti-Viral Eye drops for adenoviral and herpesviral infections of the external eye. In addition, the Company has research programs to develop drugs against Rabies virus, Ebola and Marburg viruses, as well as the recent MERS Coronavirus (Middle-East Respiratory Syndrome). The Company also has a technology that we call “ADIF” or “Accurate-Drug-In-Field” technology with which an effective drug can be developed against a novel virus right in the field using stockpiled nanoviricides® precursors. The estimated market size for the current drug candidates is well in excess of $40 Billion worldwide, and in the range of $100 Billion by some estimates.

Of these, our Injectable FluCide anti-influenza drug candidate for hospitalized patients and our anti-HSV-1 drug candidate for dermal herpes infections or “cold sores” are in advanced pre-clinical stage. Our remaining drug development programs are presently at pre-clinical stage. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates.

Both of our anti-influenza therapeutic candidates are designed to be “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including the recently discovered novel strain of H7N9, Bird Flu H5N1, other Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that our anti-influenza drugs have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model.

Our position that an injectable drug against influenza is a viable option is now affirmed by the US FDA licensure of the very first injectable drug for influenza in December, 2014, namely peramivir (Rapivab, by BioCryst). Interestingly, peramivir as an injection was approved even though it did not appear to provide significant additional benefits over other drugs in its class. Overall, patients who received 600 mg of peramivir had symptom relief 21 hours sooner, on average, than those who received the placebo, which is consistent with other drugs in the same class. Additionally, peramivir injection was found to be not effective for hospitalized patients with severe influenza.

Thus, an effective therapy for patients hospitalized with severe influenza continues to be an unmet need. In addition, a single injection treatment of non-hospitalized patients would be a viable drug if it provides superior benefits to existing therapies.

Both of our anti-influenza drug candidates can be used as prophylactics to protect at-risk personnel such as health-care workers and immediate family members and caretakers of a patient.

We are developing our anti-herpes drug candidates and the injectable FluCide for severely ill patients towards IND applications in parallel. We have engaged Biologics Consulting Group, a well-known group of regulatory consultants, to advise us on the regulatory pathways, and the studies required for the IND applications for the various indications.

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

Further, the Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). It is thought that DSS and DHF caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. The Company has received an “Orphan Drug Designation” for our DengueCideTM drug from the USFDA as well as the European Medicines Agency (EMA). This orphan drug designation carries significant economic benefits for the Company.

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

We believe we have demonstrated that we can rapidly develop different types of formulations for different routes of administration, such as injectable, skin cream, lotion, gel, and even oral, because of the inherent strength of the nanoviricide platform tailorable technology. The technology also enables us to develop nasal sprays and bronchial aerosols. We plan to develop the appropriate formulations as necessary.

We have recently completed the development of a c-GMP capable facility where we can manufacture multi-kilogram quantities of the c-GMP-like and c-GMP-compliant batches of drug substances as well as drug products (cGMP = “current Good Manufacturing Practices”). This multi-purpose facility can produce any of our nanoviricide drug candidates. Moreover, it can produce our drugs in any of the different formulations we have been working on including injectables, skin creams and lotions, eye drops and ocular gels, as well as oral syrups. This facility has the capability of production scales from several grams to a few kilograms per batch, depending upon the product. These quantities are more than sufficient for pre-IND studies, IND-enabling studies, and human clinical trials of all of the drug candidates we are currently focusing on towards IND.

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

We have moved our existing equipment, and we have installed a substantial amount of additional equipment at the Shelton facility. We need to test and validate each piece of equipment. We will need to validate, test and verify that all the systems are functioning as needed for being able to make cGMP drug substance batches. Then we will need to run several batches, analyze the resulting products, and establish that our manufacturing processes are performing satisfactorily to produce the desired drug substance. A minimum of two reproducible batches are generally required to be made before submitting an Investigational New Drug application (IND) to the US FDA. In addition, we will also need to seek and obtain US FDA registration as a cGMP facility, after we successfully commission c- GMP-like production of at least one drug substance at this facility.

We expect the Company will be able to produce “cGMP-like” material in the new facility once the facility is validated, all of the protocols are finalized, standardized, and the standard protocols are documented in the manner needed for cGMP operation. A “cGMP-like” drug substance can be loosely defined as drug substance made using the same processes as c-GMP material but prior to undergoing the FDA registration process for the c-GMP facility. Such c-GMP-like product can be used for clinical batches for human clinical studies in most countries around the world. The Company is currently investigating all such options in order to expedite the timeline to entering human clinical trials. The Company intends to contract out clinical batch fulfillments to outside contract manufacturers.

Our timelines depend upon several assumptions, many of which are outside the control of the Company, and thus are subject to delays.

Patents, Intellectual Property, and Licenses

The nanomedicine technologies licensed from TheraCour Pharma, Inc. (“TheraCour”) serve as the foundation for our intellectual property. The Company holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

NanoViricides, Inc. holds exclusive, worldwide, perpetual, licenses from TheraCour Pharma, Inc. to these technologies and patents for a broad range of antiviral applications and diseases that include all Influenzas including Asian Bird Flu Virus, Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Dengue viruses, West Nile Virus, Rabies virus, Ebola/Marburg viruses, Japanese Encephalitis virus, as well as viruses causing viral Conjunctivitis (a disease of the eye) and ocular herpes. NanoViricides currently holds two licenses in perpetuity to develop and sell drugs for the treatment of these viral diseases.

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

A fundamental PCT patent application, on which the nanoviricides® technology is based, has resulted in additional issued patents in Europe and Korea since our last update in March 2014. As with issuances in other countries including the USA, these patents have been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The corresponding original “pi-polymer” international application, namely, PCT/US06/01820, was filed under the Patent Cooperation Treaty (PCT) system in 2006. Several other patents have already been granted previously in this patent family in various countries and regions, including Australia, ARIPO, Canada, China, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, OAPI, Philippines, Singapore, Vietnam and South Africa, and the USA. Prosecution in several other countries continues. In May 2012, the US Patent (No. 8,173,764) was granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” The US patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. Estimated expiry dates for these patents range nominally from 2027 to 2029 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

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

Presentations and Conferences

Our President, Dr. Anil Diwan, was recently invited to present a talk entitled “Critical Regulatory Issue in Nanomedicines Translation: Manufacture and Control - What, How, Why, When” in the session on “Enabling the Business Side of Translation of NanoMedicines”, moderated by Dr. Raj Bawa, on October 17, 2015, at the 5th Annual Meeting of the American Society for Nanomedicines, held in the Hilton Crystal City, Washington, DC, subsequent to the reporting period.

Our CEO, Dr. Eugene Seymour presented an overview of the Company at the 2015 Rodman and Renshaw Conference held in New York City on September 9-10, 2015.

The Company also continues its efforts at connecting with additional investors and presenting in investor-oriented business conferences.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Readers should carefully review the risk factors disclosed in our Form 10-K for the year ended June 30, 2015 and other documents filed by the Company with the SEC.

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

Management Discussion - Accomplishments in Reported Quarter, Our Drug Development Programs and Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead Influenza drug candidate, and our anti-Herpes-virus programs.

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

NanoViricides technology is now maturing rapidly toward the clinical studies, with the new facility, expanded staff, and the financial strength that we have attained since uplisting to NYSE-MKT.

To this end, we have been busy with the relocation process and with setting up instrumentation and equipment in our new campus. In addition, we are working on scale-up of the nanomicelle polymer backbone to approximately 500g scale, and establishing in-process control systems, as well as post-process characterization assays for the same with the new instrumentation and analysis equipment we have acquired as we were establishing our new facilities.

We believe that a 200g production scale would be sufficient for the tox package studies as well as initial clinical production for our anti-herpes virus drug candidates. After the 200 and 500g scale-up is completed, we will continue to scale the production to larger reactors, to approximately 1kg~2kg batch sizes. This larger scale has been estimated to be needed for production of our Injectable FluCide™ drug candidate for the tox-package safety studies as well as efficacy studies that are part of the pre-IND development of this drug candidate.

During the reported quarter we have continued to perform further optimization of our anti-HSV drug candidates. In April 2015, we reported dramatic improvement in clinical symptoms associated with a herpes simplex virus dermal infection in mice. The topical nanoviricide treatment significantly reduced the clinical disease, and led to >85% survival of the mice dermally infected with a highly aggressive, neurotropic, HSV-1 H129c strain, wherein all of the untreated mice had severe clinical morbidity and none of the untreated mice survived. Later in August 2015, we reported that these results were reproduced at a different laboratory, with 100% survival being observed. The repeat studies were conducted by Transpharm Preclinical Solutions, a pre-clinical services CRO in Jackson, MI.

We believe that these successes have positioned us to develop drugs against multiple herpesvirus indications. The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several antiviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3), a.k.a. varicella-zoster virus (VZV), causes chickenpox in children and when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. Most of these indications do not have satisfactory treatments at present, if any.

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

We are now performing the studies necessary for selection of IND candidates for several indications related to herpes viruses under our HerpeCide™ program. These indications include ocular herpes keratitis, oral herpes (“cold sores”), genital herpes, and shingles. After initial achievement of efficacy in the HSV-1 dermal model, we are now working on establishing the best anti-HSV ligand for our anti-HSV drug candidate in this model. New ligands, based on a SAR (“structure-activity-relationship”) modeled after the successfully tested ones were developed using knowledge-based approaches including molecular modeling and bioinformatics studies in our laboratory. These novel ligands are entering final stages of synthesis and characterization as of this writing. Such SAR studies are undertaken after initial success and may often result in large improvements in efficacy and safety. In addition, we will test certain nanomicelle compositions to determine which composition is best suited for the dermal delivery. The nanomedicine technology enables tailor-made nanomicelle polymer compositions so that transport across skin layers and delivery to the site of action can be accomplished properly. Once these studies are successfully completed, we expect that we will be able to announce a broad-spectrum drug development candidate for the dermal HSV-1 infection, namely, “cold sores”.

We plan to replicate similar studies of our antiviral candidates in models for ocular HSV-1 infection, shingles, and genital HSV-2 infection. We are currently in the process of identifying collaborators with capabilities in these areas, and establishing appropriate collaborations, agreements, and contracts.

We believe that our anti-herpes drug development program is thus maturing towards a franchise of drug candidates, such as eye drops and gel formulations for ocular herpes keratitis, skin creams for oral herpes “cold sores”, for genital herpes lesions, and for shingles (which is caused by the herpesvirus called Varicella-Zoster virus that also causes chickenpox in children).

The current market size for drugs for the treatment of herpes infections is about $2~4B. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially.

We are also working on further developments in our FluCide™ anti-Influenza drug development project, and in particular, on our broad-spectrum anti-influenza drug for hospitalized, severely ill patients, Injectable FluCide™.

In addition, NanoViricides, Inc. is possibly the first company in the world in the entire field of nanomedicines to have developed a nanomedicine drug that is effective when taken orally (by mouth). Our oral anti-influenza drug candidate, NV-INF-2, has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models, in our FluCide™ program. We believe that the Oral FluCide drug development will follow the Injectable FluCide for hospitalized patients as the latter enters human clinical trials. We believe we now have the ability to manufacture sufficient drug material for initial market entry of our Injectable FluCide drug candidate when licensed by the FDA or another regulatory agency. However, an oral drug against influenza is expected to require very large manufacturing facility in order to address the large worldwide out-patient influenza market, comprising billions of cases every year. We intend to out-license the oral FluCide drug candidate when appropriate.

We have performed preliminary safety and toxicology studies on certain drug candidates in the FluCide program. In all of the studies conducted, the drug candidates were found to be extremely safe. Both mouse and rat models have been employed for these studies. Some of the earlier studies were performed at KARD Scientific, MA. Recent studies have been performed at BASi, Inc., a well regarded pre-clinical CRO for tox package studies. As a result of the strong safety, we have estimated a batch size requirement of about 2kg ~ 2.5kg of Injectable FluCide that will be needed to complete the full set of tox studies as well as efficacy studies in different influenza virus strains in cell cultures as well as in animal models. We have engaged in the scale up of production as described elsewhere.

We are continuing the CMC (Chemistry, Manufacture and Control) related work and scale-up as described earlier. This drug development phase is intensive in terms of workload for any drug candidate. In our case, and in general for nanomedicines, the workload in this phase is much more intensive than for small chemical drugs. This is because we have to perform this work for the small chemical anti-viral ligand, the nanomicelle, and for their chemical conjugate, which is our final nanoviricide drug candidate. FluCide drug candidate was our first drug candidate for which this work was undertaken. This work was delayed because of the significant delays in making our new facilities operational that were outside our control. Our new campus became operational around June 2015, and the scale-up and CMC program for Injectable FluCide has gained momentum since then. The knowledge and expertise gained in this project is helping with our anti-herpes drug candidate CMC development. Thus we anticipate the CMC program for our anti-herpes drug candidate to be significantly less time consuming.

We believe that because of the smaller quantity requirements and the less rigorous tox package studies needed for the dermal topical treatment, our anti-herpes drug candidates are likely to move more rapidly towards clinical stage, while we continue to work on our anti-influenza drug candidate.

We believe that we will perform development of the EKC adenovirus drug in the context of the ocular nanoviricide drug against herpes keratitis, with the goal of developing a single broad-spectrum drug candidate that works against both adenovirus infections as well as herpesvirus infections of the external eye. Our other important drug programs, namely DengueCide™ (anti-Dengue viruses drug development), and HIVCide™ (anti-HIV/AIDS drug development), are at a lower priority at present. In addition, we are watching with interest the recent development of Gilead Sciences and USAMRIID regarding the nucleotide analog GS-5734 as an anti-Ebola drug. We had re-engaged our anti-Ebola drug development program only because of the major pandemic threat posed to global health in the 2014 epidemic, when no viable drug candidates were around, although several drug candidates were in different stages. We also continue to work on several other research programs that we believe will feed our pipeline in the future.

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is available. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural, novel viral diseases, such as Ebola, MERS-CoV, SARS-CoV, H7N9 Influenza, and others, will continue to occur. At present, there is no feasible therapeutic intervention for outbreaks of novel viruses, such as the recent Ebola virus epidemic, and the MERS coronavirus outbreak reported recently.

We continue to work on acquiring and establishing new resources including equipment and instrumentation at our new campus in Shelton CT. NanoViricides as well as our affiliates have added significant strength in our staffing, with the R&D staff more than doubling to over 20 persons this year. Our new campus in Shelton has enabled this substantial expansion of our capabilities. This expansion is necessary to accomplish the substantial amount of scientific investigations, process engineering, quality engineering, large scale production and document preparation that goes towards filing investigational new drug applications (IND’s) to the US Food and Drug Administration (“FDA”), and equivalent applications to regulatory agencies across the globe. This expansion has also enabled us to strengthen our novel platform technologies, and engage into further novel, application- oriented R&D work directed to the goal of eradication of viral diseases.

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

The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several antiviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In adidition, human herpesvirus-3 (HHV-3), a.k.a. varicella-zoster virus (VZV), causes chickenpox in children and when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. Most of these indications do not have satisfactory treatments at present, if any. Further, the treatment of herpesvirus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need.

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

These nanoviricides are designed as topical treatment for the breakout of herpes sores. Our animal studies results are very significant considering that topical acyclovir in the form of a cream as well as an ointment, are approved for the treatment of cold sores. We believe our strong anti-herpes nanoviricide® drug candidates are capable of reaching approval as a drug for topical use against herpes cold sores, based on these datasets. Further drug development is necessary towards the goal of drug approval.

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

As part of the advanced IND–enabling development of our Injectable FluCide™ drug candidate, we performed initial safety-toxicology screening of an optimized FluCide™ drug candidate in a GLP-like toxicology study in rats. We reported that a good safety profile was observed for this drug candidate in rats, around the end of January 2015. These results are extremely important since they indicate that FluCide continues to look very promising as one of the most advanced candidates in the Company’s drug development pipeline.

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

Previously we have reported on certain anti-HIV studies in animals that were designed to discriminate the comparative effectiveness of different ligands. We reported that our lead anti-HIV candidate achieved anti-HIV efficacy equivalent to a HAART (highly active anti-retroviral therapy) triple drug cocktail in this recently completed animal study. Treatment with this lead anti-HIV nanoviricide reduced HIV levels and protected the human T cells (CD4+/CD8+) to the same extent as treatment with the HAART cocktail. The three drug HAART cocktail used for comparison in this study is one of the combination therapies recommended for initial therapy in humans. No evidence of drug toxicity was observed in the case of nanoviricide drug candidates. We later reported that this lead anti- HIV drug candidate achieved a long term anti-HIV effect with a much shorter dosing regimen and a markedly lower total drug dose than the HAART drug cocktail therapy in a recent animal study. The antiviral effect of the anti-HIV nanoviricide (“HIVCideTM”) continued throughout the 48 days of study even though HIVCide dosing was discontinued after only 20 days. The clinical benefit of HIVCide was found to be sustained for at least four weeks after the last drug dose. Treatment with the lead anti-HIV nanoviricide both (1) reduced the HIV viral load and (2) also protected the human T cells (CD4+, CD8+, as well as double-positive CD4+CD8+), equally well as compared to treatment with the three-drug HAART cocktail, at 24-days as well as at 48-days, even though the HIVCide treatment was stopped at 20 days. The lead candidate is now undergoing further optimization.

A long and sustained effect of HIVCide would lead to improved patient compliance, which is a sought after goal in HIV therapy. With this new study, we believe that we are close to a “Functional Cure” of HIV wherein the patient can take treatment until the viral load is undetectable and then stop treatment until an episode of virus reawakening occurs.

Our drug candidates against dengue viruses have previously achieved significant survival of mice in a lethal infection animal model of dengue disease. This model simulates antibody-dependent enhancement of dengue, which is believed to lead in humans to severe dengue, and dengue hemorrhagic fever. These studies were performed by Professor Eva Harris at the University of Berkeley.

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

Intellectual Property and Patents

We have previously announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs. A fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. This patent application has so far been issued, granted, and/or validated, with substantially similar broad claims as 52 different patents in different countries and multi-country intellectual property organizations. The Company announced in May 2012 that a fundamental patent, on which the nanoviricides® technology is based, is due to be issued in the USA on May 8, 2012. The US Patent (No. 8,173,764) is granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” It was issued on May 8, 2012. The patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases. The other national and regional counterparts of the international Patent Cooperation Treaty (“PCT”) application number PCT/US06/01820, which was filed in 2006, have issued as a Singapore National Patent Publication, a South African patent, and also as an ARIPO regional patent, an OAPI regional patent (covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo). It has also issued as a granted patent in New Zealand, China, Mexico, Japan, Australia, Canada, several countries in Europe, Hong Kong, Indonesia, Israel, Korea, Malaysia, Philippines, Pakistan, and Vietnam among others. Estimated expiry dates range nominally from 2026 to 2027 prior to accounting for various extensions available in different regions and countries. Additional issuances are continuing in Europe, and in several other countries around the world.

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

With the achievement of extremely high levels of effectiveness in appropriate animal models for its current drug candidates listed above, the Company has progressed to advance its drugs into the IND-enabling studies needed to go into the clinical stage. Our drug development strategy now is to focus on the IND-enabling studies for at least one, possibly two, indications in the HerpeCide topical treatment program, and our injectable FluCide drug candidate for severely ill patients hospitalized with influenza (IND = Investigational New Drug application). In addition, the other programs will continue to progress at different priorities.

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

The drugs are required to be manufactured in cGMP-compliant manner (cGMP = “current Good Manufacturing Practices”) for use in human clinical trials. We have now developed a facility where the drugs can be manufactured in such a fashion. In addition, the process of making the materials has to be optimized and appropriate analytical and quality control methods must be developed. This is a part of CMC (“Chemistry, Manufacture and Controls”) activities required before filing an Investigational New Drug application (IND) to allow human clinical studies. The Company is progressing steadily in satisfying the CMC requirements for its Injectable anti- Influenza drug candidates at present.

We are now optimizing the production processes at different scales of production. As part of this, we are designing, evaluating, and implementing various in-process controls. We are developing and implementing several tools and methods for the characterization of the materials we produce as part of making the final drug substance. Much of the work performed for the optimization of the polymer backbone of the nanoviricide would be applicable to several of our drug candidates. After the processes and methods are finalized, we will need to document the production processes as well as the specific characterization methods into standardized procedures. We will then need to manufacture at least two batches under the standardized protocols, and establish that the product meets the acceptance criteria. If the batches are not reproducibly acceptable, then we will need to further optimize the processes to eliminate the problems. Once the batches are acceptable, the resulting product would be considered “c-GMP-like” and we would be able to use it in human clinical trials.

NanoViricides, Inc. intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour Pharma, Inc., the exclusive source for these nanomaterials. The Company may manufacture these drugs itself, or under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other Pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the company may pursue. There can be no assurance that the Company will be able to enter into co-development or other licensing agreements.

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. Several of the Company’s drug candidates have shown excellent levels of efficacy and preliminary safety in animal studies in many different animal models against many different viruses. The Company determined that its anti-Influenza program, “FluCide™”, was the most advanced and obtained and held a pre-IND meeting with the US FDA for the same on March 29, 2012. The Company believes it has gained valuable guidance from the FDA that enables us to develop and execute a product development plan for our anti-influenza drug candidate with the goal of filing an Investigational New Drug (IND) application to the US FDA, and similar applications in other countries in the world for the Injectable FluCide drug candidate. In addition, much of what we have learned is applicable other nanomedicine drug candidates we are developing for different indications including the various herpesvirus infection indications such as oral herpes infections, genital herpes infections, herpes keratitis (eye infections), and shingles. Our recent results in the dermal HSV-1 infection model suggest that our dermal herpesvirus drug candidates are now at an advanced pre-clinical stage of development. We anticipate that this will enable us to advance our anti-herpesvirus indications franchise rapidly through pre-clinical studies towards IND filings and human clinical development further towards licensure.

Collaborations, Agreements and Contracts

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. We also seek to engage with additional collaborators, as necessitated for the progress of our programs.

We have signed a Master Services Agreement with TransPharm Preclinical Services, Jackson, MI. TransPharm is currently performing evaluation of our anti-HSV drug candidates in a dermal model of HSV-1 infection.

We have an agreement with the Professor Eva Harris lab at the University of California at Berkeley for evaluation and development of our Denguecide drug candidates.

We have engaged Biologics Consulting Group, Inc., to help us with the US FDA regulatory submissions. We are also engaged with Australian Biologics Pty, Ltd to help us with clinical trials and regulatory approvals in Australia. We believe that cGMP-like manufactured product is acceptable for entering human clinical trials in Australia.

In addition, we have signed a Master Services Agreement with Public Health England (PHE), UK.

We have also signed a new CRADA-Materials Transfer Agreement with USAMRIID for the evaluation of our anti-Ebola nanoviricide drug candidates.

We anticipate completing master services agreements, after performing our due diligence, with additional parties in furtherance of our anti-viral drug development programs.

We have continued to achieve significant milestones in our drug development activities. All of our drug development programs are presently at pre-clinical or advanced pre-clinical stage. We believe we are advancing these programs at a faster pace than industry peers. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates

The Company’s Drug Pipeline in Brief

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

The epidemic and pandemic potential as well as the constantly changing nature of influenza viruses is well known. The HIV/AIDS worldwide epidemic and the “curse of slow death” nature of HIV viral infection is also well known. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. Oral and genital herpes is also a well-known disease. Dengue viral infection is also known as “ break-bone fever”. What is worse, that when a patient is infected with a dengue virus a second time, if the virus is a different serotype, then it can cause a severe dengue disease, or dengue hemorrhagic syndrome, with very high morbidity and a high rate of fatality. This is because, the patient’s immune system mounts an attack, but the antibodies that it generates, directed at the previous infecting virus, are not effective against the new infection, and instead the new infecting virus uses them to hitch a ride into host cells that it infects more severely. This phenomenon is called “Antibody-Dependent Enhancement” or “ADE” for short. Both the safety and effectiveness of any drug has to be determined experimentally. The safety of a nanoviricide drug is expected to depend upon the safety of the nanomicelle portion as well as the safety of the antiviral ligand. We have observed excellent safety of our injectable anti-influenza drug candidates. This leads us to believe that the nanomicelle backbones of these drug candidates that were evaluated in preliminary safety studies should be safe in most if not all routes of administration.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2015, we had cash and equivalents of $29,480,258 current prepaid expenses of $163,493, and property, plant and equipment of $12,134,706, net of depreciation of $1,695,809. Long-term liabilities were $10,604,388 and the shareholders’ equity is $30,711,730 at September 30, 2015.

As of June 30, 2015, we had $31,467,748 in hand, and additional assets of $214,425 in the form of prepaid expenses. Property, plant and equipment stood at $11,962,648 (net of accumulated depreciation of $(1,534,203). Long term liabilities were $11,800,327 and the shareholder equity was $31,785,867 at June 30, 2015.

During the reporting quarter we spent approximately $1,654,000 in cash toward operating expenses and approximately $334,000 toward capital expenditures.

We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last at least through September 2017, or more than two years. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties.

Thus, the Company believes that our spending continues to be in line with our estimates. We have not engaged in any additional raises after the “old warrant” conversion that closed in September 2014. We believe that we will not need to raise additional capital in the near future.

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

The Company has signed several cooperative research and development agreements with different agencies and institutions. The Company expects to enter into additional cooperative agreements with other governmental and non-governmental, academic, or commercial, agencies, institutions, and companies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will need to implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

Requirement for Additional Capital

As of September 30, 2015, we have current assets of approximately $29,644,000 that is more than sufficient for our operations through more than two years or September 30, 2017, at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With our current funds we believe that we have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct Phase I and Phase IIa human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP, which we plan to perform at our new campus in 1 Controls Drive, Shelton, CT, which became operational around June 2015.

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

We anticipate that we will incur the following additional expenses as our drug candidates mature into human clinical trials:

1. Research and Development of $10,000,000: Planned costs for in-vivo and in-vitro studies for pan-influenza FluCide, HerpeCide, Eye nanoviricide, HIVCide, Dengue, and other research programs including Rabies.

2. Corporate overhead of $2,000,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3. Capital costs of $1,000,000: This is the estimated cost for additional equipment and laboratory improvements.

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

5. If and when we initiate human clinical trials for Injectable FluCide, we anticipate approximately $2 million in total costs for the Phase I clinical trials, and approximately $4 million for the Phase IIa (virus challenge human efficacy study) clinical trials.

6. If and when we initiate human clinical trials for any one of the HerpeCide indications, we anticipate approximately $1 million in total costs for the Phase I clinical trials, and approximately $2 million for the Phase IIa (human efficacy study) clinical trials.

We believe that we have sufficient funding available to accomplish the steps #1-#6 listed above with our current available cash.

In addition, in a subsequent year, if our anti-herpesvirus Phase I and Phase IIa are successful, we anticipate approximately $5 million for anti-herpesvirus Phase IIb (human efficacy study in a larger group of patients) human clinical trials. Further, in a subsequent year, if Phase I and Phase IIa of our Injectable FluCide drug candidate are successful, we anticipate approximately $7~8 million for Phase IIb human clinical trials.

These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that our drug candidates, Injectable FluCide, and Dermal HerpeCide, are highly effective and therefore would require relatively few patients in each arm of each trial in order to establish statistically significant results.

We therefore believe that we currently have sufficient funds in hand to take at least one more drug candidate through the initial human clinical trials, and at least one more drug candidate into initial human clinical trials.

The Company anticipates it will have sufficient access to capital even if it decides to develop dermal HerpeCide or Injectable FluCide through Phase III on its own. The Company believes it will continue to be able to successfully raise financing as needed. If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Most pharmaceutical companies expect 4 to 10 years of study to be required before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents’ area, our studies will have objective response end points, and most of our human clinical studies will be of relatively short durations. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing requirements.

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond September 30, 2017. The Company currently has no long term debt other than the convertible debentures as disclosed.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three months ended September 30, 2015 and 2014.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the three months ended September 30, 2015 increased $470,965 to $1,282,072 from $811,107 for the three months ended September 30, 2014. This increase in the cost of research and development is largely attributable to the increase in research and development payroll costs, lab supplies and materials.

General and administrative expenses for the three months ended September 30, 2015 increased $66,953 to $942,979 from $876,026 for the three months ended September 30, 2014. The increase resulted primarily from an increase in non cash compensation costs paid in corporate stock offset by lower rent and other operating expenses in general

Other Income (Expenses) – Net interest income decreased $33,940 for the three months ended September 30, 2015 to $8,825 from $39,323 for the three months ended September 30, 2014. Net interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The decrease is due to a decrease in market rates.

Other Expenses – Interest expense for the three months ended September 30, 2015 and 2014 was $245,000.

Other Expenses – Discount on convertible debentures for the three months ended September 30, 2015 increased $60,492 to $333,710 from $273,218 for the three months ended September 30, 2014. The increase reflects amortization of the discount on the Company’s Series B and Series C Convertible Debentures.

Other Income – Change in fair value of derivatives for the three months ended September 30, 2015 decreased $1,529,743 to $1,487,982 from $3,017,725 for the three months ended September 30, 2014. Change in the fair value of derivatives is a non cash item estimated based upon certain actuarial assumptions. See Footnote 7 to the Financial Statements.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Operating Loss - For the three months ended September 30, 2015, the Company had a net loss of ($1,306,954), or $ ($0.02) per share (as adjusted) on a fully diluted basis compared to a net income of $851,697, or $0.02 per share (as adjusted) on a fully diluted basis for the three months ended September 30, 2014. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net operating loss in the current period has been reduced, in part, from the change in the fair value of derivatives.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $29,480,000 as of September 30, 2015 and accounts payable and accrued liabilities of approximately $983,000.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $55,407,000 at September 30, 2015.

Our cash and cash equivalent balance is sufficient for us to continue our operations through September 30, 2017 at our current rate of expenditure.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended September 30, 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the external firms that perform the finance and accounting functions for our Company, together with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on the evaluation of our controls and procedures, our CEO and CFO have concluded that as of the end of the period covered by this report our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in internal control over financial reporting described below.

Management concluded that the effectiveness of our internal controls over financial reporting as of the date of this report were not effective because of a material weakness in the reporting process due to the insufficient complement of personnel with the appropriate level of knowledge to identify and account for non-routine transactions such as derivative instruments. The Company disclosed and reported this material weakness in conjunction with its restatement of its annual and interim financial statements for the fiscal year ended June 30, 2014, and for the interim financial statements for the period ended September 30, 2014.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Although management has implemented certain initiatives as of September 30, 2015, and we believe that such initiatives will fully remediate the identified weakness, these initiatives have not been in operation for a sufficient period of time, nor has the Company initiated a new financial transaction containing derivatives, for the Company to obtain evidence of its operating effectiveness. Therefore Management has concluded that as of September 30, 2015, the material weakness in internal control over financial reporting described above has not been remediated for the current fiscal year.

Changes in internal control over financial reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred for the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Diwan. As of September 30, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the said Series A Preferred Shares of $309,344 for the entire fiscal year ended June 30, 2016. For the three months ended September 30, 2015, the Company has recognized a compensation expense of $77,336.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Seymour. As of September 30, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the said Series A Preferred Shares of $309,344 for the entire fiscal year ended June 30, 2016. For the three months, ended September 30, 2015 the Company has recognized a compensation expense of $77,336.

In August, 2015, the Scientific Advisory Board (SAB) was granted warrants to purchase 17,148 shares of common stock at $1.50 per share expiring in August, 2019.  These warrants were valued at $8,745 and recorded as consulting expense.

On September 22, 2015 the Board of Directors authorized the issuance of 313,155 shares of its common stock upon the exercise of 313,155 employee stock options.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 7,716 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $27,850.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 1,295 fully vested shares of its common stock for employee compensation. The Company recorded an expense of $3,300.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 20,455 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000.

For the three months ended September 30, 2015, the Company’s Board of Directors authorized the issuance of 8,530 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250.

The expense recognized by the Company upon issuance of restricted common shares for compensation or services is determined by the average market value of the Company’s common shares over the service period.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: November 9, 2015	Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Dated: November 9, 2015	Name: Meeta Vyas
Title: Chief Financial Officer
(Chief Financial Officer)