Form 10-Q
period 2015-12-31
NANOVIRICIDES, INC.
filed 2016-02-09
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

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

Yes ☐   No ☒

The number of shares outstanding of the Company’s Common Stock as of February 9, 2016 was approximately: 57,823,000

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	December 31, 2015	June 30, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,237,621	$31,467,748

Prepaid expenses	105,998	214,425

Total Current Assets	28,343,619	31,682,173

PROPERTY AND EQUIPMENT
Property and equipment	13,527,861	13,496,851
Accumulated depreciation	(1,527,213)	(1,534,203)

Property and equipment, net	12,000,648,	11,962,648

TRADEMARK
Trademark and patents	458,954	458,954
Accumulated amortization	(63,352)	(59,217)

Trademark and patents, net	395,602	399,737
OTHER ASSETS
Service agreements	109,143	142,531
Total Assets	$40,849,012	$44,187,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$176,172	$89,517
Accounts payable – related party	1,111,170	316,196
Accrued expenses	12,596	28,515
Deferred interest payable – current portion	166,668	166,667
Total Current Liabilities	1,466,606	600,895

Debentures payable - Series B, net of discount	5,075,012	4,700,582
Debentures payable – Series C, net of discount	2,789,845	2,480,605
Derivative liability-Series B debentures	99,469	366,764
Derivative liability-Series C debentures	240,482	476,289
Derivative liability-warrants	2,543,342	3,442,754
Deferred interest payable – long term portion	249,999	333,333
Total Long Term Liabilities	10,998,149	11,800,327

Total Liabilities	12,464,755	12,401,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 4,000,000 shares designated, 4,000,000 and 3,583,445 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	4,000	3,584
Common stock, $0.001 par value; 150,000,000 shares authorized, 57,822,538 and 57,242,070 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	57,822	57,242
Additional paid-in capital	86,504,253	85,824,613
Accumulated deficit	(58,181,818)	(54,099,572)

Total Stockholders’ Equity	28,384,257	31,785,867

Total Liabilities and Stockholders’ Equity	$40,849,012	$44,187,089

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

OPERATING EXPENSES
Research and development	$1,152,501	$916,739	$2,359,573	$1,727,846
General and administrative	937,800	787,164	1,955,779	1,590,392

Total operating expenses	2,090,301	1,703,903	4,315,352	3,318,238

LOSS FROM OPERATIONS	(2,090,301)	(1,703,903)	(4,315,352)	(3,318,238)

OTHER INCOME (EXPENSE):
Interest (expense) income	(4,562)	(31,050)	4,261	(64,525)
Interest expense	(245,000)	(247,444)	(490,000)	(492,444)
Discount on convertible debentures	(349,962)	(289,960)	(683,670)	(563,178)
Change in fair value of derivatives	(85,467)	391,216	1,402,515	3,408,941

Other (expense) income	(684,991)	(177,238)	233,106	2,288,794

LOSS BEFORE INCOME TAX PROVISION	(2,775,292)	(1,881,141)	(4,082,246)	(1,029,444)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,775,292)	$(1,881,141)	$(4,082,246)	$(1,029,444)

NET LOSS PER COMMON SHARE
- Basic	$(0.05)	$(0.03)	$(0.07)	$(0.02)
- Diluted	$(0.05)	$(0.04)	$(0.07)	$(0.05)
Weighted average common shares outstanding
- Basic	57,588,081	56,557,352	57,431,198	56,066,776
- Diluted	57,588,081	59,224,019	57,431,198	58,733,443

 See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from June 30, 2015 through December 31, 2015

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2015	3,583,445	$3,584	57,242,070	$57,242	$85,824,613	$(54,099,572)	$31,785,867

Common Shares issued for employee stock bonus	-	-	1,295	1	3,299	-	3,300

Series A Preferred Shares issued for employee stock compensation	416,555	416	-	-	336,778	-	337,194

Share issued for consulting and legal services rendered	-	-	43,144	43	53,957	-	54,000

Warrants issued to Scientific Advisory Board	-	-	-	-	16,976	-	16,976

Common Shares issued for Directors fees	-	-	17,319	17	22,482	-	22,499

Common Shares issued upon stock option exercise	-	-	313,155	313	(313)	-	-

Common Shares issued for debenture interest	-	-	205,555	206	246,461	-	246,667

Net loss	-	-	-	-	-	(4,082,246)	(4,082,246)

Balance, December 31, 2015	4,000,000	$4,000	57,822,538	$57,822	$86,504,253	$(58,181,818)	$28,384,257

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,082,246)	$(1,029,444)

Adjustments to reconcile net loss to net cash used in operating activities
Series A Preferred shares issued as compensation	337,194	157,094
Common shares issued as compensation and for services	79,799	76,503
Common shares issued for interest	246,667	-
Warrants granted to Scientific Advisory Board	16,976	39,269
Depreciation	325,486	102,664
Amortization	4,135	4,386
Change in fair value of derivative liability	(1,402,515)	(3,408,941)
Amortization of debt discount on convertible debentures	683,670	563,178
Changes in operating assets and liabilities:
Prepaid expenses	108,426	(127,022)
Other current assets	-	150,000
Deferred expenses	-	250,000
Other long term assets	33,388	-
Accounts payable	86,655	125,511
Accounts payable - related party	794,974	158,619
Accrued expenses	(15,919)	69,940
Deferred interest payable	(83,333)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,866,641)	(2,868,243)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(363,486)	(5,313,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	6,743,295

NET CHANGE IN CASH	(3,230,127)	(1,438,274)

Cash at beginning of period	31,467,748	36,696,892

Cash at end of period	$28,237,621	$35,258,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$490,000	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Series A Preferred stock issued as discount on Debentures	$-	$1,152,297
Common Stock issued upon cashless exercise of stock options	313	-
Reduction in leasehold improvements and fixtures and accumulated depreciation due to decommissioning of West Haven, CT facilities	332,476	-

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

DECEMBER, 2015 AND 2014

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

We are a company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immuno deficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus.

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one time licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the Company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Series A Preferred Stock do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the Holder’s approval. The 2,000,000 shares were valued at the par value of $2,000.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31,2015	December 31, 2014

Stock options	-	535,715

Warrants	6,010,971	5,942,379

Total potentially outstanding dilutive common shares	6,010,971	6,478,094

In addition, the Company has issued Convertible Debentures to investors. A portion of the interest required to be paid on the debentures had been paid in shares of the Company’s $0.001 par value common stock (“Interest Shares”) according to the terms of such debenture. No additional Interest Shares are required to be issued under the terms of the debenture. The Company will need to issue 571,428 warrants on January 15, 2016 relating to the additional interest to be paid on the Series B debentures. Coupon interest payable quarterly related to the Series B debentures is payable in cash or shares of Common Stock at the average of the open and close value on the date such interest payment is due at the option of the Holder. For the quarter ended December 31, 2015, two Holders of the Series B debentures elected to receive quarterly interest in restricted common stock of the Company. These two Holders are controlled by Dr. Milton Boniuk, a director of the Company.

At December 31, 2015, the number of potentially dilutive shares of the Company’s common stock into which the Series B debentures can be converted based upon the conversion price of $3.50 is 1,714,286.

The Company has also issued 4,000,000 shares Series A Preferred Stock to investors and others as of December 31, 2015. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a Change of Control event, the Series A Preferred Stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At December 31, 2015, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 14,000,000 and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

Pursuant to the redemption provisions of the Series C Debentures, the Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, and if the closing bid price of the Common Stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of Common Stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the Common Stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of Common Stock (the “Redemption Warrants”, and collectively with (i) – (iii), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act. Coupon interest payable quarterly related to the Series C debenture is payable in cash or shares of common stock at the average of the open and close price. Such interest payment is due at the option of the Holder. For the quarter ended December 31, 2015, the Holder of the Series C Debenture elected to receive the quarterly interest in restricted common stock of the Company. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

At December 31, 2015, the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for (loss) income from continuing operations:

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(2,775,292)	$(1,881,141)	$(4,082,246)	$(1,029,444)

Denominator for basic weighted average shares of common stock	57,588,081	56,557,352	57,431,198	56,066,776

Basic loss per share of common stock	$(0.05)	$(0.03)	$(0.07)	$(0.02)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(2,775,292)	$(1,881,141)	$(4,082,246)	$(1,029,444)

Add: Income impact of assumed conversion of Debentures	-	(222,053)	-	(2,044,459)

Net loss attributable to common stockholders plus assumed conversions	$(2,775,292)	$(2,103,194)	$(4,082,246)	$(3,073,903)

Denominator for basic weighted average shares of common stock	57,588,081	56,557,352	57,431,198	56,066,776

Incremental shares from assumed conversions of Debentures payable	-	2,666,667	-	2,666,667

Denominator for diluted weighted average shares of common stock	57,588,081	59,224,019	57,431,198	58,733,443

Diluted loss per share of common stock	$(0.05)	$(0.04)	$(0.07)	$(0.05)

Series B and Series C debentures were excluded from the loss per share calculation for the three and six months ended December 31, 2015 because the impact is anti-dilutive.

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

Note 3- Financial Condition

The Company’s financial statements for the interim period ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated from inception.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2015 the Company had cash and cash equivalents of $28,237,621. The Company has sufficient capital to continue its business, at least, through December 31, 2017, at the current rate of expenditure.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, Significant shareholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

InnoHaven, LLC	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Property and Equipment

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

The Company acquired 1 Controls Drive, Shelton, Connecticut from InnoHaven, LLC		$4,222,549		$4,222,549

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$6,747	$78,311	$14,648	$188,889

Account Payable – Related Party

	As of
	December 31, 2015	June 30, 2015

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$1,111,170	$316,196

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2015 and 2014	$996,398	$520,955	$2,012,614	$1,290,140

Long-Term Debentures Payable to a Director

	As of
	December 31, 2015	June 30, 2015
Series B Convertible Debentures - Milton Boniuk	$4,000,000	$4,000,000
Series C Convertible Debentures - Milton Boniuk	5,000,000	5,000,000

Total Long Term Debentures Payable to a Director	$9,000,000	$9,000,000

	As of
Debenture Interest Paid to a Director	December 31, 2015	June 30, 2015
Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest is paid out quarterly over the remaining term of the debenture commencing September 30, 2015:
Deferred interest payable - short-term	$166,668	$166,667
Deferred interest payable - long-term	249,999	333,333

Coupon interest expense on the Series B Debentures to Dr. Milton Boniuk for the three months ended December 31, 2015 and 2014 was $80,000 and $80,000 respectively, and for the six months ended December 31, 2015 and 2014 was $160,000 and $160,000, respectively.

Coupon interest expense recognized on Series C Debentures to Dr. Milton Boniuk for the six months ended December 31, 2015 and 2014 was $125,000 and $125,000, respectively and for the six months ended December 31, 2015 and 2014 was $250,000 and $250,000, respectively.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2015	June 30, 2015

Land	$260,000	$260,000

GMP Facility	7,979,202	7,905,938

Office Equipment	68,579	65,241

Furniture and Fixtures	5,607	1,400

Lab Equipment	5,214,473	5,264,272

Total Property and Equipment	13,527,861	13,496,851

Less Accumulated Depreciation	(1,527,213)	(1,534,203)
Property and Equipment, Net	$12,000,648	$11,962,648

Depreciation expense for the three months ended December 31, 2015 and 2014 were $163,880 and $51,332 respectively and for the six months ended December 31, 2015 and 2014 were $325,486 and $102,664, respectively.

In the current reporting period the Company completed the transfer of laboratories and personnel from its previous laboratory facilities at 135 Wood Street, West Haven, CT to 1 Controls Drive, Shelton, CT. The Company recorded the abandonment of fully depreciated laboratory fixtures associated with the 135 Wood Street facility of $332,476 as a reduction to Property and Equipment with a corresponding reduction to Accumulated Depreciation.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2015	June 30, 2015

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(63,352)	(59,217)
Trademarks and Patents, Net	$395,602	$399,737

Amortization expense amounted to $2,067 and $2,193 for the three months ended December 31, 2015 and 2014 respectively and $4,135 and $4,386 for the six months ended December 31, 2015 and 2014 respectively.

Note 7 – Convertible Debentures

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the three months December 31, 2015, two holders of the Company’s Series B Convertible Debentures elected to receive quarterly coupon interest of $80,000 in restricted common shares of the Company. The Board of Director authorized the issuance of 66,666 shares of the Conpany’s restricted $0.001 par value common shares in payment of the coupon interest. Additional interest was payable in restricted common stock of 571,429 shares at issuance, January 15, 2014, and 2015, and additional interest of 571,429 warrants to be issued on January 15, 2016. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The investors can convert the principal and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following table presents the balance of the Series B Debenture payable, net of discount at December 31, 2015 and June 30, 2015. The debt discount is being accreted to interest expense over the term of the debenture:

	December 31, 2015	June 30, 2015

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Accumulated amortization of debt discount	1,810,322	1,435,892

Debenture payable - Series B, net	$5,075,012	$4,700,582

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” for the three month periods ended December 31, 2015 and 2014 in the amount of $190,803 and $163,890,respectively. and for the six month periods ended December 31, 2015 and 2014 in the amount of $374,430 and $321,618, respectively

The Company used a lattice model that values the compound embedded derivatives of the Series B Convertible Debenture based on a probability weighted discounted cash flow model at December 31, 2015 and June 30, 2015, respectively.

The following assumptions were used for the valuation of the compound embedded derivative at December 31, 2015 and June 30, 2015:

•	The balance of the Series B Convertible Debenture as of December 31, 2015 and June 30, 2015 is $6,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.18 at December 31, 2015 but higher projected annual volatility increased the warrant value with the $3.50 exercise price. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $3.50 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

12/31/2015 68.2%

6/30/15 62.1%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would be equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The Weighted Cost of Capital discount rate (based on the Market Value of the transaction at issuance) adjusted for changes in the risk free rate is 22.02%.

•	Even through the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at December 31, 2015 and June 30, 2015 was $99,469 and $366,764, respectively.

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture shall be deferred and paid over the remainder of the term. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the three months ended December 31, 2015 the Holder of the Company’s C Convertible Debenture elected to receive the quarterly coupon interest of $166,667 in restricted common shares of the Company. The Board of Directors authorized the issuance of 138,889 share of the Company’s restricted $.001 par value common shares in payment of such coupon interest. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 shares of its Series A Convertible Preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount will be amortized over the term of the Debenture using the effective interest method. The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $159,159 and $126,070 for the three month period ended December 31, 2015 and 2014 respectively and $309,240 and $241,560 for the six month periods ended December 31, 2015 and 2014 respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	821,570	512,330

Debenture payable - Series C, net	$2,789,845	$2,480,605

The Company used a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at December 31, 2015 and June 30, 2015.

The following assumptions were used for the valuation of the compound embedded derivative at December 31, 2015 and June 30, 2015:

•	The balance of the Series C Convertible Debenture as of December 31, 2015 and June 30, 2015 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.18 at December 31, 2015 but higher projected annual volatility increased the warrant value with the $6.05 exercise price. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

12/31/2015     68.2%

6/30/15    62%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 22.02% and 21.97%, respectively.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at December 31, 2015 and June 30, 2015 was $240,482 and $476,289, respectively.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Diwan. As of December 31, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $77,336 for the three months ended December 31, 2015 and $154,672 for the six months ended December 31, 2015.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Seymour. As of December 31, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $77,336 for the three months ended December 31, 2015 and $154,672 for the six months ended December 31, 2015.

The Company estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.16 to $1.23

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 10.49% to 10.53% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from March 1, 2013 for the issuances and a remaining restricted term of 1.33 to 1.17

f.	The 7/21/15 Diwan & Seymour Preferred conversion value is based on the greater of the Change of Control in 4 years from 3/1/13 and the vesting on 6/30/16, 6/30/17, and 6/30/18 resulting in a remaining restricted term of 1.63 to 2.94 years;

g.	28.75% to 27.14% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 64.42% to 65.16% volatility, 0.31% to 0.51% risk-free rate) applied to the converted common.

For the three and six months ended December 31, 2015 the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 17,148 shares of commons stock with an exercise price of $1.50 per share expiring in August, 2019 and fully vested warrants to purchase 34,296 shares of common with a purchase price of 1.44 per share expiring November, 2019, respectively These warrants were valued at $8,231 for the three months and $16,976 for the six months periods and recorded as consulting expense.

For the three and six months ended December 31, 2015, the Company’s Board of Directors authorized the issuance of 7,716 and 15,432 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $23,345 and 51,195 for the three months and six months respectively. 7,716 shares are to be issued in a subsequent period.

For the three and six months ended December 31, 2015, the Company’s Board of Directors authorized the issuance of 1,295 fully vested shares of its common stock for employee compensation. The Company recorded an expense of $3,300.

For the three months and six months ended December 31, 2015, the Company’s Board of Directors authorized the issuance of 8,789 and 17,319 respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $ 11,250 and $22,499.

For the three months and six months ended December 31, 2015, the Company’s Board of Directors authorized the issuance of 22,689 and 43,144 respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000. and $54,000. Respectively.

On December 31, 2015 two Holders of the Company’s Series B Debentures elected to receive the $80,000 quarterly interest payable in restricted common stock of the Company. For the three months ended December 31, 2015 the Company’s Board of Directors authorized the issuance of 66,666 shares of the Company’s restricted common stock for interest payable to the Holders. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

On December 31, 2015 the Holder of the Company’s Series C Debentures elected to receive the $166,667 quarterly interest payable in restricted common stock of the Company. For the three months ended December 31, 2015 the Company’s Board of Directors authorized the issuance of 138,889 shares of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

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

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	57.81%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.42%

Note 9 - Stock Options and Warrants

The following table presents the activity of stock options issued for the six months ended December 31, 2015 as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
Stock Options	Shares	per share ($)	Term (years)	Value ($)
Outstanding and exercisable at June 30, 2015	535,715	$0.35	0.23	$2,094,643
Granted	-	-	-	-
Exercised	428,573	-	-	-
Expired	107,142	-	-	-
Canceled	-	-	-	-
Outstanding at December 31, 2015	-	$-	-	$-

As of December 31, 2015 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2015	5,976,675	$5.14	3.20	$19,000

Granted	34,296	1.50	3.63	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at December 31, 2015	6,010,971	$5.12	2.70	$-

Of the above warrants, 345,713 expire in fiscal year ending June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 68,577 in fiscal year ending June 30, 2018; 5,493,814 in fiscal year ending June 30, 2019 and 34,296 expire in fiscal year ending June 30, 2020.

Note 10 – Fair Value Measurement

Fair value measurements

At December 31, 2015 and June 30, 2015, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At December 31, 2015 and June 30, 2015 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2015:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$99,469
Derivative liability – Series C debentures	-	-	240,482
Derivative liability – warrants	-	-	2,543,342
Total derivatives	$-	$-	$2,883,293

	Fair Value Measurements at
	June 30, 2015:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$366,764
Derivative liability – Series C debentures	-	-	476,289
Derivative liability – warrants	-	-	3,442,754
Total derivatives	$-	$-	$4,285,807

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants respectively, and, of which, 2,610,071 and 2,479,935 respectively are outstanding at December 31, 2015. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at December, 31, 2015, for a total number of 5,425,222 warrants outstanding pursuant to the aforesaid registered direct offerings.

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

 The Warrants were valued as of December 31, 2015 and June 30, 2015 with the following assumptions:

-	The 5 year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
6/30/15	62%
12/31/15	68%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended December 31, 2015:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability – warrant

Beginning balance at July 1, 2015	$366,764	$476,289	$3,442,754
Additions during the year	-	-	-
Change in fair value	(267,295)	(235,807)	(899,412)
Transfer in and/or out of Level 3	-	-	-
Balance at December 31, 2015	$99,469	$240,482	$2,543,342

Note 11 - Commitments and Contingencies

Operating Lease

The Company completed the relocation of its laboratory and office from 135 Wood Street, West Haven, Connecticut to 1 Controls Drive, Shelton, Connecticut around June, 2015. The Company was renting 135 Wood Street on a month-to-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $0 and $26,085 for the three months ended December 31, 2015 and 2014, respectively and $0 and $52,170 for the six months ended December 31, 2015 and 2014, respectively.

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

Note 12 – Subsequent Events

On January 23, 2016, the Company’s Board of Directors and a majority of the holders of the Company’s Series A Convertible Preferred Shares (the “Series A Shares”) approved an amendment to the Certificate of Designation of the Series A Shares to increase the number of authorized Series A Shares from 4,000,000 to 8,500,000.

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

NanoViricides, Inc. is one of a few bio-pharma companies that have all the capabilities needed from research and development to marketable drug manufacture in the small quantities needed for human clinical trials. With the completion of and relocation to our new campus at 1 Controls Drive, Shelton, CT, we now possess state of the art nanomedicines characterization facilities that enable us to perform IND-enabling nanomedicine analysis and characterization studies of any of our various drug candidates in house. In addition, we now have the ability to scale up production of any of our drug candidates, and implement state of the art in-process controls as well as post-process analysis controls in order to establish robust c-GMP-capable production methodologies. All of the biological testing and characterization of our drug candidates continues to be performed by external academic or institutional collaborators and contract research organizations (CRO).

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

With the recent success of our anti-HSV drug development program, the Company has determined that it is in the best interest of its shareholders to re-prioritize our drug development programs and focus on topical drug development against several indications related to infections by herpes family viruses. The Company recognized, after consultations with its FDA regulatory advisors, namely Biologics Consulting (of Alexandria, VA), and several other experts in the field, that the development of these topical drug candidates towards human clinical trials is likely to be considerably faster than the development of our anti-influenza systemic (injectable) drug candidate.

The Company believes that it will be developing drugs against four different topical indications in the HerpeCide™ program, namely: (a) skin cream/lotion for the topical treatment of “cold sores” (typically caused by HSV-1); (b) eye drops/gel for the treatment of ocular herpes keratitis (mostly caused by HSV-1, sometimes by HSV-2 primarily in neonates); (c) skin cream/lotion for the treatment of “genital lesions” caused by herpesvirus (typically HSV-2); and (d) skin cream/lotion for the treatment of shingles (caused by HHV-3 also known as VZV i.e the chickenpox virus).

Animal model studies of lethal herpesvirus infection using the highly pathogenic and neurotropic HSV-1 H129 strain in two different sites resulted in 85% to 100% survival in animals treated with certain anti-HSV nanoviricide drug candidates, while control animals uniformly died. We reported on these studies as the results became available in April 2015, from Professor Emeritus Ken Rosenthal’s lab at NEOMED, and in August 2015, from TransPharm Preclinical Solutions, LLC, Jackson, MI, a CRO. Previously, we have improved the anti-HSV drug candidates in cell culture studies and were able to achieve significant effectiveness before engaging into animal studies.

We re-designed the anti-HSV drug candidates so that the solutions would not run off the skin when applied. With this redesign, our drug candidates demonstrated complete survival of HSV-1 H129 lethally infected animals.

The Company thus has achieved animal studies efficacy proof of concept for HSV-1 skin topical treatment. The Company believes that the broad-spectrum nature of these drug candidates should allow effectiveness against related herpesvirus types such as HSV-2 as well as the more distantly related HHV-3.

The Company is in the process of establishing additional collaborations towards IND-enabling development of drug candidates against the four indications listed earlier.

Of these, the Company has announced on February 1, 2016, that it has entered into an agreement with the University of Wisconsin for the evaluation of its nanoviricides® drug candidates in models of ocular herpes virus infections.

The studies will be performed in the laboratory of Dr. Curtis Brandt, an expert in herpes simplex virus infections and in evaluating anti-viral agents. The Company has previously reported the successes of its nanoviricides drug candidates in pre-clinical studies of dermal herpes virus infections in mouse models. The studies in Dr. Brandt’s laboratory will be critical in optimizing its anti-herpes drug candidates against ocular herpes virus infections. The goal of these studies will be to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections.

Dr. Brandt is Professor in the Departments of Ophthalmology and Visual Sciences, Medical Microbiology and Immunology, and Director of the Vision Research Core at the University of Wisconsin. The studies will be conducted by Collaborative Ophthalmic Research Laboratories, CORL, at the University.

The Company intends to test several drug candidates with different formulation consistencies in multiple animal studies in order to select a clinical development candidate for ocular herpes keratitis. Following identification of the clinical development candidate, the Company will engage into scaled up production of said drug candidate at our Scale-Up Lab in the new campus. The Scale-up Lab has been in operation since June 2015, and we have scaled most production operations to 200g scale.

The Company believes that a 200g batch production scale is sufficient for the quantities needed for further IND-enabling studies of the clinical drug candidate. These studies include formulation optimization studies, dose-response efficacy studies, efficacy studies with different viral strains, and preliminary safety/tox in small and medium size animals, followed by cGLP safety/tox in larger animals, and PK/PD studies (pharmacokinetics and pharmacodynamics studies) in standard animal models.

The Company believes that all of these IND-enabling studies for each of the topical drug indications will be of a limited nature, and of short durations.

The Company is evaluating the possibility of performing Phase I and Phase II human clinical studies internationally. It is widely believed that Phase I studies can be performed in Australia more quickly than in the USA due to differences in regulatory procedures and guidelines.

Ocular infections with HSV-1 have been reported to be the leading cause of infectious blindness in the developed world, with recurrent episodes of viral reactivation leading to progressive scarring and opacity of the cornea. HSV epithelial keratitis afflicts the epithelium of the cornea. In some cases, the disease progresses to HSV stromal keratitis, which is a serious condition. HSV stromal keratitis involves the stroma, the layer of tissue in the cornea, which is deeper in the eye than the epithelium. Its pathology disease involves the HSV infection of stromal cells, and also involves the inflammatory response to this infection. It can lead to permanent scarring of the cornea resulting in diminished vision. More serious cases require corneal replacement surgery. About 75% of corneal replacements are known to fail in a 20 year time frame, due to graft versus host disease (i.e. rejection of the foreign implant by the body), requiring a new procedures, or resulting in blindness.

Ocular herpes keratitis incidence rates in the USA alone are reported to be in the range of 65,000 to 150,000 patients per year. Of these approximately 10,000 per year may be estimated as requiring corneal transplants. The incidence estimates vary widely based on source, and are also assumed to be underreported. A corneal transplant costs about $15,000 to $25,000 for the surgery, with additional costs for follow on drugs and treatments.

This scenario exists in spite of available drugs, namely the acyclovir class of drugs, trifluridine, and others, that are used for treatment of herpes keratitis. The failure of these drugs is primarily due to limited safety resulting in insufficient drug availability at the site of infection.

Thus, an effective drug with a good safety profile could have a dramatic impact on this disease. Merit-based compensation for the drug treatment would enable strong financial incentive and could result in potential revenues in the $50 million to several hundreds of millions range, depending upon how good the drug is.

The Company believes that it has sufficient production capacity at its current site to supply the US requirement of the drug for treatment of (ocular) herpes keratitis upon drug licensure.

The Company believes that its anti-herpes drug candidate for the treatment of cold sores and for genital lesions should lead to effective control of the cold sores rapidly, and may also lead to a long lag time before a new recurrence episode occurs. This is because it is believed that recurrence rates increase by virtue of further infection of new nerve endings from the site of the herpesvirus outbreak which result in additional nerve cells harboring the virus. If this in situ infection is limited, which we believe is the primary mechanism of nanoviricide drugs, then it is expected that the number of HSV harboring reservoir cells should decrease, and recurrence rate should go down.

In the United States, approximately 1 million cases of shingles (i.e. zoster) occur annually. The risk of zoster increases with age, and with decreased immune system function. Zoster is characterized by pain and rash. Discrete cutaneous lesions occur in groups on the skin. The Company believes that this presentation enables topical therapy for control of the viral outbreak.

One in four patients develop zoster-related pain that lasts more than 30 days. If it persists more than 3 months, it is called post-herpetic neuralgia (PHN), and may persist for years. It is thought that zoster-associated pain and PHN is a result of chronic ganglionitis, i.e. continued low-grade production of the virus in the infected ganglia and related immune response. The Company believes that effective control of the virus production would minimize or eliminate PHN, a debilitating morbidity of zoster.

Zoster occurs mostly in the abdominal region. However, in 20% of cases, it occurs in the head area, with reactivation involving trigeminal distribution. These cases of zoster can lead to serious complications including hemorrhagic stroke (VZV vasculopathy), VZV encephalitis, ophthalmic complications, and may result in fatalities.

Currently available anti-herpes drugs have had limited impact on zoster. Thus, an effective drug with a good safety profile could have a dramatic impact on zoster as well as possibly PHN.

The Company believes that it will be able to expand its anti-herpes portfolio in the future to include many other herpesviruses such as cytomegalovirus (CMV), KSHV, and Epstein-Barr virus (EBV, cause of mononucleosis).

The Company thus continues to expand its portfolio of opportunities, while also making progress towards the clinical trials stage.

The Company continues to work on its anti-influenza drug candidates in parallel to its HerpeCide program. We are currently developing Injectable FluCide™ for hospitalized patients with severe influenza as our first, broad-spectrum anti-influenza drug candidate. We have demonstrated the very first effective orally available nanomedicine, namely oral FluCide™ for out-patients with influenza. The development of Oral FluCide is expected to follow behind Injectable FluCide.

Because of our limited resources, we have assigned lower development priorities to our other drug candidates in our pipeline such as DengueCide™ (a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS)) and HIVCide™ (a potential “Functional Cure” for HIV/AIDS).

In addition, the Company has research programs to develop drugs against Rabies virus, Ebola and Marburg viruses, MERS Coronavirus (Middle-East Respiratory Syndrome), among others. The Company also has a technology that we call “ADIF” or “Accurate-Drug-In-Field” technology with which an effective drug can be developed against a novel virus right in the field using stockpiled nanoviricides® precursors. The estimated market size for the current drug candidates is well in excess of $40 Billion worldwide, and in the range of $100 Billion by some estimates.

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

Our position that an injectable drug against influenza is a viable option is now affirmed by the US FDA licensure of the very first injectable drug for influenza in December 2014, namely peramivir (Rapivab, by BioCryst). Interestingly, peramivir as an injection was approved even though it did not appear to provide significant additional benefits over other drugs in its class. Overall, patients who received 600 mg of peramivir had symptom relief 21 hours sooner, on average, than those who received the placebo, which is consistent with other drugs in the same class. Additionally, peramivir injection was found to be not effective for hospitalized patients with severe influenza.

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

In addition to these drugs in development, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, the recently emerged Middle East Respiratory Syndrome coronavirus (MERS-CoV), and others. To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

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

We have recently completed the development of a c-GMP capable facility in Shelton, Connecticut where we can manufacture multi-kilogram quantities of the c-GMP-like and c-GMP-compliant batches of drug substances as well as drug products (cGMP = “current Good Manufacturing Practices”). This multi-purpose facility can produce any of our nanoviricide drug candidates. Moreover, it can produce our drugs in any of the different formulations we have been working on including injectables, skin creams and lotions, eye drops and ocular gels, as well as oral syrups. This facility has the capability of production scales from several grams to a few kilograms per batch, depending upon the product. These quantities are more than sufficient for pre-IND studies, IND-enabling studies, and human clinical trials of all of the drug candidates we are currently focusing on towards IND.

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

A fundamental Patent Cooperation Treaty (“PCT”) patent application, on which the nanoviricides® technology is based, has resulted in additional issued patents in Europe and Korea. As with issuances in other countries including the United States, these patents have been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The corresponding original “pi-polymer” international application, namely, PCT/US06/01820, was filed under the Patent Cooperation Treaty (PCT) system in 2006. Several other patents have already been granted previously in this patent family in various countries and regions, including Australia, ARIPO, Canada, China, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, OAPI, Philippines, Singapore, Vietnam and South Africa, and the USA. Prosecution in several other countries continues. In May 2012, the US Patent (No. 8,173,764) was granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” The US patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. Estimated expiry dates for these patents range nominally from 2027 to 2029 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

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

Presentations and Conferences

Our President, Dr. Anil Diwan, was recently invited to present a talk entitled “Critical Regulatory Issue in Nanomedicines Translation: Manufacture and Control - What, How, Why, When” in the session on “Enabling the Business Side of Translation of NanoMedicines”, moderated by Dr. Raj Bawa, on October 17, 2015, at the 5th Annual Meeting of the American Society for Nanomedicines, held in the Hilton Crystal City, Washington, DC..

Our CEO, Dr. Eugene Seymour presented an overview of the Company at the 2015 Rodman and Renshaw Conference held in New York City on September 9-10, 2015.

Our CEO, Dr. Eugene Seymour presented an overview of the Company at the 2016 Biotech ShowCase Conference held in San Fransisco on January 13, 2016, subsequent to the reported period.

Our President, Anil R. Diwan, PhD, was invited to attend the prestigious JP Morgan Life Sciences Conference held in San Fransisco, from January 11-14, 2016, subsequent to this report.

The Company also continues its efforts at connecting with additional investors and presenting in investor-oriented business conferences.

On January 23, 2016, the Company held its 2015 Annual Shareholders Meeting at the Sheraton Stamford, in Stamford, CT from 10am to 1:30pm, subsequent to the reporting period. Anil Diwan, PhD, Dr. Milton Boniuk and Professor Mukund Kulkarni were all re-elected as Class I Directors, each for a two-year term expiring at the 2017 annual meeting of stockholders and until each of their respective successors are duly elected and qualified or until each of their respective earlier resignation or removal. Also, the appointment of EisnerAmper LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2016, was ratified. After adjournment of the Business Meeting, Dr. Seymour, our CEO, and Dr. Diwan, our President gave presentations and engaged in discussions with investors.

Emphasis was placed on the Company’s on-going transition from an R&D and “pre-clinical proof of concept” stage company to a true clinical-stage pharmaceutical company that could market its drugs on its own, thus maximizing potential value.

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

We are developing the anti-herpes drug candidates and the injectable FluCide for severely ill patients towards IND applications in parallel. We have engaged Biologics Consulting of Alexandria, VA, a well-known group of regulatory consultants, to advise us on the regulatory pathways, and the studies required for the IND applications for the various indications.

NanoViricides technology is now maturing rapidly toward the clinical studies, with the new facility, expanded staff, and the financial strength that we have attained since uplisting to NYSE-MKT.

To this end, we have completed moving our operations to our new 18,000+ sqft campus at 1 Controls Drive, Shelton, CT, in a phased manner to minimize impact on current activities. In addition, we are working on scale-up of the nanomicelle polymer backbone to approximately 500g scale, and on establishing in-process control systems, as well as on developing post-process characterization assays for the same with the new instrumentation and analysis equipment we have acquired as we established our new facilities.

Our new campus comprises a state of the art pharmaceutical R&D synthesis laboratory, a chemistry translational scale-up laboratory, quality control and quality assurance laboratories, and a pilot-scale cGMP-capable pharmaceutical clinical drug manufacturing facility (“the cGMP Facility”).

The cGMP Facility in our new campus is capable of multi-kilograms of production per batch. Further, it is capable of producing the most stringent injectable materials from novel chemical synthesis, novel polymer production, to complete pharmaceutical drug substance and drug product manufacture. This highly customizable facility is capable of producing any of our nanoviricides nanomedicines, and in all of the formulations that we currently need, namely, injectable, oral, skin cream, lotion, eye drops, gels, etc.

We plan on using this facility to produce the drugs needed for our tox package studies and for our human clinical trials, as and when needed. In addition, we believe that this cGMP capability will allow rapid market introduction of our drug(s) once licensed. We estimate that the resulting sales could be in the range of several tens of millions of dollars to several hundreds of millions of dollars, depending upon the drug pricing and quantity of sales.

Having an in-house cGMP Facility for drug manufacture sets us apart and puts us in the company of a limited number of drug developers. This capability enables the possibility that NanoViricides could become a stand-alone pharma company, without any dependence on external big pharma collaborations or licensing/marketing arrangements for revenue generation.

It is well known in the pharma industry that investor value is maximized if a drug developer can become an independent pharma company with integrated manufacturing and marketing capabilities.

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

We plan to replicate similar studies of our antiviral candidates in models for ocular HSV-1 infection, shingles, and genital HSV-2 infection. We are currently in the process of identifying collaborators with capabilities in these areas, and establishing appropriate collaborations, agreements, and contracts. We have recently signed an agreement with the Collaborative Ophthalmic Research Laboratories, CORL, at the University of Wisconsin, Madison, to perform studies intended to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections. The studies will be performed in the laboratory of Dr. Curtis Brandt, an expert in herpes simplex virus infections and in evaluating anti-viral agents.

We believe that our anti-herpes drug development program is thus maturing towards a franchise of drug candidates, such as eye drops and gel formulations for ocular herpes keratitis, skin creams for oral herpes “cold sores”, for genital herpes lesions, and for shingles (which is caused by the herpesvirus called Varicella-Zoster virus that also causes chickenpox in children).

The current market size for drugs for the treatment of herpes infections is about $2~4 billion. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially.

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

We have limited our expenditures on socially conscious projects such as “Neglected Tropical Diseases” (NTD’s), and “Bio-defense” projects to the extent that participatory funding from third parties is available. To this end, we attempt to obtain grants and contracts financing from government and non-government sources. We will continue to work on these programs as time and resources permit. In addition, we continue to develop novel technologies such as ADIF™ (“Accurate-Drug-In-Field™”) which may possibly represent one of the best scientific approaches against manmade and natural novel disease agents. Outbreaks of natural, novel viral diseases, such as Ebola, MERS-CoV, SARS-CoV, H7N9 Influenza, and others, will continue to occur. At present, there is no feasible therapeutic intervention for outbreaks of novel viruses, such as the recent Ebola virus epidemic, and the MERS coronavirus outbreak.

We continue to work on acquiring and establishing new resources including equipment and instrumentation at our new campus in Shelton CT. NanoViricides as well as our affiliates have added significant strength in our staffing, reaching a total staff strength of about 30 personnel, most of whom are scientists. Our new campus in Shelton has enabled this substantial expansion of our capabilities. This expansion is necessary to accomplish the substantial amount of scientific investigations, process engineering, quality engineering, large scale production and document preparation that goes towards filing investigational new drug applications (IND’s) to the US Food and Drug Administration (“FDA”), and equivalent applications to regulatory agencies across the globe. This expansion has also enabled us to strengthen our novel platform technologies, and engage into further novel, application- oriented R&D work directed to the goal of eradication of viral diseases.

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

The Company met with its FDA advisory consulting group, namely, Biologics Consulting, of Alexandria, VA, to chart out the path towards approval of anti-HSV topical treatments. The Company believes, based on these meetings, that the drug approval process for a topical treatment would be significantly faster and less expensive compared to an injectable drug development. Therefore the Company has now put HerpeCide development at high priority. The Company intends to work on HerpeCide topical treatments in parallel to its FluCide injectable drug development.

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

In the case of HIVCide™ we are close to completing the ligand optimization and are also in the process of further optimizing the polymer backbone. We have already identified certain polymeric backbone chemistries that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered. Nevertheless we have continued to make progress in the HIVCide program. We are also working on developing a total cure of HIV/AIDS. In addition to minimizing the viral load to achieve a ” Functional Cure” with the HIVCide, a total cure would require development of a drug that hones in onto infected cells, and seeks to destroy only the HIV infected cells that harbor the HIV genome inside it. We believe we have excellent technologies for such site-directed, specific approaches. This program is in R&D stage and we expect that it will take some time before a drug candidate with the potential of totally curing HIV/AIDS can be identified.

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

We have recently signed an agreement with the Collaborative Ophthalmic Research Laboratories, CORL, at the University of Wisconsin, Madison, to perform studies intended to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections. The studies will be performed in the laboratory of Dr. Curtis Brandt, an expert in herpes simplex virus infections and in evaluating anti-viral agents.

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

We currently have, in early, active development, (1) HerpeCide™ skin cream/lotion against Herpes virus cold sores, (2) HerpeCide eye drops for ocular herpes keratitis treatment, (3) HerpeCide skin cream/lotion for treatment of herpes zoster aka shingles, (4) HerpeCide skin cream/lotion for the treatment of genital Herpes, in the HerpCide program; (5) an Injectible FluCide™ for hospitalized patients with severe influenza; (6) Oral FluCide™ for outpatient – both of these drug candidates are expected to be active against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), as well as common seasonal human Influenzas, in the FluCide program; (7) HIVCide, a potential “Functional Cure that is active against both the R5 and X4 strains of HIV, (8) Eye drops against viral diseases of the eye such as Epidemic Kerato-Conjunctivitis (EKC) and Herpes Keratitis, and (9) DengueCide against Dengue viruses. Of these, the HerpeCide program and the FluCide program are our highest priority programs.

The epidemic and pandemic potential as well as the constantly changing nature of influenza viruses is well known. The HIV/AIDS worldwide epidemic and the “curse of slow death” nature of HIV viral infection is also well known. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. Oral and genital herpes is also a well-known disease. Dengue viral infection is also known as “break-bone fever”. What is worse, that when a patient is infected with a dengue virus a second time, if the virus is a different serotype, then it can cause a severe dengue disease, or dengue hemorrhagic syndrome, with very high morbidity and a high rate of fatality. This is because, the patient’s immune system mounts an attack, but the antibodies that it generates, directed at the previous infecting virus, are not effective against the new infection, and instead the new infecting virus uses them to hitch a ride into host cells that it infects more severely. This phenomenon is called “Antibody-Dependent Enhancement” or “ADE” for short. Both the safety and effectiveness of any drug has to be determined experimentally. The safety of a nanoviricide drug is expected to depend upon the safety of the nanomicelle portion as well as the safety of the antiviral ligand. We have observed excellent safety of our injectable anti-influenza drug candidates. This leads us to believe that the nanomicelle backbones of these drug candidates that were evaluated in preliminary safety studies should be safe in most if not all routes of administration.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2015, we had cash and equivalents of $28,237,621 current prepaid expenses of $105,998, and property, plant and equipment of $12,000,648, net of depreciation of $1,527,213. Long-term liabilities were $10,998,149 and stockholders’ equity is $28,384,257 at December 31, 2015.

As of June 30, 2015, we had $31,467,748 in hand, and additional assets of $214,425 in the form of prepaid expenses. Property, plant and equipment stood at $11,962,648 net of accumulated depreciation of $1,534,203. Long term liabilities were $11,800,327 and stockholders’ equity was $31,785,867 at June 30, 2015.

During the reporting quarter we spent approximately $1,213,000 in cash toward operating expenses and approximately $29,000 toward capital expenditures. For the six month period we spent approximately $2,867,000 toward operating expenses and $363,000 toward capital expenditures.

We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last at least through December 31, 2017, or two years. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties.

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

Requirement for Additional Capital

As of December 31, 2015, we have current assets of approximately $28,344,000. This amount is more than sufficient for our operations through almost two years or December 31, 2017, at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

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

We anticipate that we will incur the following additional expenses as our drug candidates mature into human clinical trials:

1. Research and Development of $9,000,000: Planned costs for in-vivo and in-vitro studies for the various HerpeCide program drug candidates, pan-influenza FluCide,, Eye nanoviricide, HIVCide, Dengue, and other research programs including Rabies.

2. Corporate overhead of $2,000,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, and other costs expected to be incurred by being a public reporting company.

3. Capital costs of $500,000: This is the estimated cost for additional equipment and laboratory improvements.

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

We believe that we have sufficient funding available to accomplish the steps 1 through 6 listed above with our current available cash.

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

These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that our drug candidates, Injectable FluCide, and Dermal HerpeCide, are highly effective and therefore are estimated to require relatively few patients in each arm of each trial in order to establish statistically significant results. Actual costs maybe material different than those set forth above which could cause the Company to modify its expected operations.

We therefore believe that we currently have sufficient funds in hand to take at least one more drug candidate through the initial human clinical trials, and at least one more drug candidate into initial human clinical trials.

The Company anticipates it will have sufficient access to capital even if it decides to develop ocular HerpeCide, dermal HerpeCide, or Injectable FluCide through Phase III on its own. The Company believes it will continue to be able to successfully raise financing as needed. If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond December 31, 2017. The Company currently has no long term debt other than the convertible debentures as disclosed.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the six months ended December 31, 2015 and 2014.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the three months ended December 31, 2015 increased $235,762 to $1,152,501 from $916,739 and for the six months ended December 31, 2015 increased $631,727 to $2,359,573 from $1,727,846 for the six months ended December 31, 2014. This increase in the cost of research and development is largely attributable to the increase in research and development payroll costs, lab supplies and materials.

General and administrative expenses for the three months ended December 31, 2015 increased $150,636 to $937,800 from $787,164 for the three months ended December 31, 2014 and increased $365,387 to $1,955,779 from $1,590,392 for the six months ended December 31, 2014. The increase for the three months resulted from an increase in staff and expenses for our new facilities. The increase for the six months resulted from non cash compensation costs paid in corporate stock offset by lower rent and other operating expenses in general.

Other Income (Expenses) – Net interest income (expense) decreased $26,488 for the three months ended December 31, 2015 to ($4,562) from ($31,050) for the three months ended December 31, 2014. Net interest income (expense) decreased $68,788 for the six months ended December 31, 2015 to $4,261 from ($64,525) for the six months ended December 31, 2014. Net interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The decrease is due to volatility in market rates that reduced the valuations of our deposits.

Interest Expenses – Interest expense for the three months ended December 31, 2015 and 2014 was $245,000 and $247,444. Interest expense was $490,000 for the six months ended December 31, 2015 and $492,444 for the six months ended December 31, 2014.

Other Expenses – Discount on convertible debentures for the three months ended December 31, 2015 increased $60,002 to $349,962 from $289,960 for the three months ended December 31, 2014. Discount on convertible debentures for the six months ended December 31, 2015 increased $120,494 to $683,670 from $563,178 for the six months ended December 31, 2014. The increase reflects amortization of the discount on the Company’s Series B and Series C Convertible Debentures.

Other Income – Change in fair value of derivatives for the three months ended December 31, 2015 decreased $476,683 to ($85,467) from $391,216 for the three months ended December 31, 2014. Change in fair value of derivatives for the six months ended December 31, 2015 decreased $2,006,426 to $1,402,515 from $3,408,941 for the six months ended December 31, 2014. Change in the fair value of derivatives is a non cash item estimated based upon certain actuarial assumptions. See Footnote 7 to the Financial Statements.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the six months ended December 31, 2015, the Company had a net loss of ($4,082,246), or ($0.07) per share (as adjusted) on a fully diluted basis compared to a net loss of ($1,029,444), or ($0.05) per share (as adjusted) on a fully diluted basis for the six months ended December 31, 2014. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net loss in the current period has been reduced, in part, from the change in the fair value of derivatives.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $28,238,000 as of December 31, 2015 and accounts payable and accrued liabilities of approximately $1,466,000. Additionally, $6 million of the Company's Series B Convertible Debentures mature in February, 2017.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $58,182,000 at December 31, 2015.

Our cash and cash equivalent balance is sufficient for us to continue our operations through December 31, 2017 at our current rate of expenditure.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended December 31, 2015.

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

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Although management has implemented certain initiatives as of December 31, 2015, and we believe that such initiatives will fully remediate the identified weakness, these initiatives have not been in operation for a sufficient period of time, nor has the Company initiated a new financial transaction containing derivatives, for the Company to obtain evidence of its operating effectiveness. Therefore Management has concluded that as of December 31, 2015, the material weakness in internal control over financial reporting described above has not been fully remediated for the current fiscal year, although the Company has made significant progress towards this goal.

Management has taken several steps to correct the material weakness identified. We have made additions to personnel and have improved corresponding internal control procedures. In particular, in May 2015, the Company added an Accounting Manager, reporting to our Controller. This person comes to us with over 30 years of experience in senior financial roles such as controller, divisional controller, and chief accounting officer, in large companies with multi-site operations. He has garnered experience with analysis and recording for complex agreements that required specific evaluations including evaluation of ratcheting rights provisions. This person is currently in additional training regarding SEC filing requirements. In addition, where needed, the Company may seek assistance from third parties to supplement current resources. With these additions, plus the experience gained by the Company officials in the process of identifying and correcting the derivative effects of our prior financing agreements over the last year, the Company is confident that it has taken the necessary steps to remediate the identified material weakness. The Company has not, and in the near future, does not intend to, perform additional financings. Our improved internal controls procedures along with our improved expertise level as described above have significantly upgraded our internal control over financial reporting and are expected to fully remediate the material weakness described above.

Changes in internal control over financial reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred for the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as discussed above.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Diwan. As of December 31, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $154,672 for the six months ended December 31, 2015.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Seymour. As of December 31, 2015 204,420 of these shares have been issued and 20,580 will be issued in a subsequent period. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $154,672 for the six months ended December 31, 2015.

For the six months ended December 31, 2015, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 34,296 shares of common stock with an exercise price of $1.50 per share expiring in August, 2019.  These warrants were valued at $16,976 and recorded as consulting expense.

For the six months ended December 31, 2015, the Company’s Board of Directors authorized the issuance of 7,716 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $27,850.

For the six months ended December, 2015, the Company’s Board of Directors authorized the issuance of 1,295 fully vested shares of its common stock for employee compensation. The Company recorded an expense of $3,300.

For the six months ended December 31, 2015, the Company’s Board of Directors authorized the issuance of 17,319 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $22,499.

For the six months ended December 31, 2015, the Company’s Board of Directors authorized the issuance of 43,144 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $54,000.

On December 31, 2015 two Holders of the Company’s Series B Debentures elected to receive quarterly interest payable in restricted common stock of the company. For the three months ended December 31, 2015 the Company’s Board of Directors authorized the issuance of 66,666 shares of the Company’s restricted common stock for interest payable to the Holders. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

On December 31, 2015 the Holder of the Company’s Series C Debentures elected to receive quarterly interest payable in restricted common stock of the company. For the three months ended December 31, 2015 the Company’s Board of Directors authorized the issuance of 138,889 shares of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: February 9, 2016	Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Dated: February 9, 2016	Name: Meeta Vyas
Title: Chief Financial Officer
(Chief Financial Officer)