Form 10-Q
period 2016-03-31
NANOVIRICIDES, INC.
filed 2016-05-10
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Yes ☐   No ☒

The number of shares outstanding of the Company’s Common Stock as of May 10, 2016 was approximately: 57,973,000

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	March 31, 2016	June 30, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,596,376	$31,467,748

Prepaid expenses	314,489	214,425

Total Current Assets	25,910,865	31,682,173

PROPERTY AND EQUIPMENT
Property and equipment	13,588,642	13,496,851
Accumulated depreciation	(1,690,724)	(1,534,203)

Property and equipment, net	11,897,918	11,962,648

TRADEMARK
Trademark and patents	458,954	458,954
Accumulated amortization	(65,419)	(59,217)

Trademark and patents, net	393,535	399,737

OTHER ASSETS
Security deposits	6,239	-
Service agreements	108,951	142,531
Total Other Assets	115,190	142,531
Total Assets	$38,317,508	$44,187,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$71,860	$89,517
Accounts payable – related party	380,865	316,196
Debentures payable - Series B, net of discount	5,271,087	-
Derivative liability-Series B debentures	650,392	-
Accrued expenses	78,369	28,515
Deferred interest payable – current portion	166,668	166,667
Total Current Liabilities	6,619,241	600,895

Debentures payable - Series B, net of discount	-	4,700,582
Debentures payable – Series C, net of discount	2,956,763	2,480,605
Derivative liability-Series B debentures	-	366,764
Derivative liability-Series C debentures	582,966	476,289
Derivative liability-warrants	3,968,388	3,442,754
Deferred interest payable – long term portion	208,332	333,333
Total Long Term Liabilities	7,716,449	11,800,327

Total Liabilities	14,335,690	12,401,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 4,056,592 and 3,583,445 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	4,057	3,584
Common stock, $0.001 par value; 150,000,000 shares authorized, 57,973,199 and 57,242,070 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	57,973	57,242
Additional paid-in capital	87,093,276	85,824,613
Accumulated deficit	(63,173,488)	(54,099,572)

Total Stockholders’ Equity	23,981,818	31,785,867

Total Liabilities and Stockholders’ Equity	$38,317,508	$44,187,089

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

OPERATING EXPENSES
Research and development	$1,067,495	$546,464	$3,427,068	$2,274,310
General and administrative	980,731	576,173	2,936,510	2,186,078

Total operating expenses	2,048,226	1,122,637	6,363,578	4,460,388

LOSS FROM OPERATIONS	(2,048,226)	(1,122,637)	(6,363,578)	(4,460,388)

OTHER INCOME (EXPENSE):
Interest (expense) income	39,116	35,009	43,378	(10,002)
Interest expense	(301,115)	(1,920,268)	(791,115)	(2,412,712)
Discount on convertible debentures	(362,993)	(297,276)	(1,046,663)	(860,454)
Change in fair value of derivatives	(2,318,453)	3,054,154	(915,938)	6,463,095

Other (expense) income	(2,943,445)	871,619	(2,710,338)	3,179,927

LOSS BEFORE INCOME TAX PROVISION	(4,991,671)	(251,018)	(9,073,916)	(1,280,461)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(4,991,671)	$(251,018)	$(9,073,916)	$(1,280,461)

NET LOSS PER COMMON SHARE
- Basic	$(0.09)	$(0.00)	$(0.16)	$(0.02)
- Diluted	$(0.09)	$(0.02)	$(0.16)	$(0.07)
Weighted average common shares outstanding
- Basic	57,836,770	56,941,122	57,565,406	56,356,105
- Diluted	57,836,770	59,607,788	57,565,406	59,022,772

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from June 30, 2015 through March 31, 2016

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2015	3,583,445	$3,584	57,242,070	$57,242	$85,824,613	$(54,099,572)	$31,785,867

Common Shares issued for employee stock bonus	-	-	1,295	1	3,299	-	3,300

Series A Preferred Shares issued for employee stock compensation	473,147	473	-	-	547,473	-	547,946

Common Share issued for consulting and legal services rendered	-	-	80,197	80	105,920	-	106,000

Warrants issued to Scientific Advisory Board	-	-	-	-	29,422	-	29,422

Common Shares issued for Directors fees	-	-	23,704	24	33,726	-	33,750

Common Shares issued upon stock option exercise	-	-	313,155	313	(313)	-	-

Warrants issued for Series B debenture interest	-	-	-	-	56,115	-	56,115

Common Shares issued for debenture interest	-	-	312,778	313	493,021	-	493,334

Net loss	-	-	-	-	-	(9,073,916)	(9,073,916)

Balance, March 31, 2016	4,056,592	$4,057	57,973,199	$57,973	$87,093,276	$(63,173,488)	$23,981,818

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2016	Mach 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,073,916)	$(1,280,461)

Adjustments to reconcile net loss to net cash used in operating activities
Series A Preferred shares issued as compensation	547,946	205,837
Common shares issued as compensation and for services	143,050	116,110
Common shares issued for interest	493,334	1,502,869
Warrants issued to Scientific Advisory Board	29,422	52,130
Warrants issued for Series B Debenture interest	56,115
Depreciation	488,997	153,996
Amortization	6,202	6,453
Change in fair value of derivative liability	915,938	(6,463,095)
Amortization of debt discount on convertible debentures	1,046,663	860,454
Changes in operating assets and liabilities:
Prepaid expenses	(100,064)	(200,515)
Other current assets	-	150,000
Deferred expenses	-	375,000
Other long term assets	27,341	-
Accounts payable	(17,657)	(353,071)
Accounts payable - related party	64,669	(115,555)
Accrued expenses	49,854	33,215
Deferred interest payable	(125,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(5,447,105)	(4,956,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	-	1,000,000
Purchase of property and equipment	(424,267)	(5,564,152)

NET CASH USED IN INVESTING ACTIVITIES	(424,267)	(4,564,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	6,743,297

NET CHANGE IN CASH	(5,871,372)	(2,777,488)

Cash and cash equivalent at beginning of period	31,467,748	36,696,892

Cash and cash equivalent at end of period	$25,596,376	$33,919,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$791,115	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Series A Preferred stock issued as discount on Debentures	$-	$1,152,297
Common Stock issued upon cashless exercise of stock options	313	-
Reduction in leasehold improvements and fixtures and accumulated depreciation due to decommissioning of West Haven, CT facilities	332,476	-
Issuance of Series C Debenture for deposit received	-	5,000,000
Bifurcation of embedded derivative	-	1,879,428

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March, 2016 AND 2015

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

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a one-time licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only upon sale or merger of the Company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Series A Preferred Stock do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the Holder’s approval. The 2,000,000 shares were valued at the par value of $2,000.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results or operations.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31,2016	March 31, 2015

Stock options	-	535,715

Warrants	6,599,552	5,959,527

Total potentially outstanding dilutive common shares	6,599,552	6,495,242

In addition, the Company has issued Convertible Debentures to investors. A portion of the interest required to be paid on the debentures had been paid in shares of the Company’s $0.001 par value common stock (“Interest Shares”) according to the terms of such debenture. No additional Interest Shares are required to be issued under the terms of the debenture. The Company issued 571,433 warrants on February 1, 2016 relating to the additional interest to be paid on the Series B debentures, under the terms of the debenture. Coupon interest payable quarterly related to the Series B debentures is payable in cash or shares of Common Stock at the average of the open and close value on the date such interest payment is due at the option of the Holder. For the quarters ended March 31, 2016 and December 31, 2015, two Holders of the Series B debentures elected to receive quarterly interest in restricted common stock of the Company. These two Holders are controlled by Dr. Milton Boniuk, a director of the Company.

At March 31, 2016, the number of potentially dilutive shares of the Company’s common stock into which the Series B debentures can be converted based upon the conversion price of $3.50 is 1,714,286.

The Company has also issued 4,056,592 shares Series A Preferred Stock to investors and others as of March 31, 2016. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a Change of Control event, the Series A Preferred Stock is not convertible into Common Stock, and does not carry any dividend rights or any other financial effects. At March 31, 2016, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 14,198,072 and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

Pursuant to the redemption provisions of the Series C Debentures, the Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, and if the closing bid price of the Common Stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of Common Stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the Common Stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of Common Stock (the “Redemption Warrants”, and collectively with (i) – (iii), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act. Coupon interest payable quarterly related to the Series C debenture is payable in cash or shares of common stock at the average of the open and close price. Such interest payment is due at the option of the Holder. For the quarters ended March 31, 2016 and December 31, 2015, the Holder of the Series C Debenture elected to receive the quarterly interest in restricted common stock of the Company. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

At March 31, 2016, the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for (loss) income from continuing operations:

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(4,991,671)	$(251,018)	$(9,073,916)	$(1,280,461)

Denominator for basic weighted average shares of common stock	57,836,770	56,941,122	57,565,406	56,356,105

Basic loss per share of common stock	$(0.09)	$(0.00)	$(0.16)	$(0.02)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(4,991,671)	$(251,018)	$(9,073,916)	$(1,280,461)

Add: Income impact of assumed conversion of Debentures	-	(696,103)	-	(2,740,562)

Net loss attributable to common stockholders plus assumed conversions	$(4,991,671)	$(947,121)	$(9,073,916)	$(4,021,023)

Denominator for basic weighted average shares of common stock	57,836,770	56,941,122	57,565,406	56,356,105

Incremental shares from assumed conversions of Debentures payable	-	2,666,667	-	2,666,667

Denominator for diluted weighted average shares of common stock	57,836,770	59,607,789	57,565,406	59,022,772

Diluted loss per share of common stock	$(0.09)	$(0.02)	$(0.16)	$(0.07)

Series B and Series C debentures were excluded from the diluted loss per share calculation for the three and nine months ended March 31, 2016 because the impact is anti-dilutive.

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

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for annual periods beginning after December 15, 2015 and interim periods within those fiscal years. Management is currently evaluating the impact of ASU 2014-16 on the Company’s financial statements and disclosures.

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

Note 3- Financial Condition

The Company’s financial statements for the interim period ended March 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has a deficit accumulated from inception.  In addition, the Company has not generated any revenues and no revenues are anticipated in the short-term.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2016 the Company had cash and cash equivalents of $25,596,376. The Company’s Series B Convertible Debenture, in the amount of $6 million, matures on February 1, 2017. The holder(s), at their option, may convert some or all of the sum of the principal balance and accrued interest, if any, into a number of restricted shares of common stock of the Company equal to the outstanding balance being converted divided by $3.50. Any principal balance not being converted will be paid in cash on February 1, 2017. The Company has sufficient capital to continue its business, at least, through March 31, 2018, at the current rate of expenditure.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, Significant shareholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

InnoHaven, LLC	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Property and Equipment

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

The Company acquired 1 Controls Drive, Shelton, Connecticut from InnoHaven, LLC	-	$4,222,549	-	$4,222,549

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$8,022	$222,585	$22,670	$222,585

Account Payable – Related Party

	As of
	March 31, 2016	June 30, 2015

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$380,865	$316,196

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2016 and 2015	$751,203	$398,407	$2,763,817	$1,688,547

Long-Term Debentures Payable to a Director

	As of
	March 31, 2016	June 30, 2015
Series B Convertible Debentures - Milton Boniuk	$4,000,000	$4,000,000
Series C Convertible Debentures - Milton Boniuk	5,000,000	5,000,000

Total Long Term Debentures Payable to a Director	$9,000,000	$9,000,000

	As of
Debenture Interest Paid to a Director	March 31, 2016	June 30, 2015
Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest is paid out quarterly over the remaining term of the debenture commencing September 30, 2015:
Deferred interest payable - short-term	$166,668	$166,667
Deferred interest payable - long-term	208,332	333,333
	$375,000	$500,000

Coupon interest expense on the Series B Debentures to Dr. Milton Boniuk for the three months ended March 31, 2016 and 2015 was $80,000 and $80,000 respectively, and for the nine months ended March 31, 2016 and 2015 was $240,000 and $240,000, respectively.

Coupon interest expense recognized on Series C Debentures to Dr. Milton Boniuk for the three months ended March 31, 2016 and 2015 was $125,000 and $125,000, respectively and for the nine months ended March 31, 2016 and 2015 was $375,000 and $375,000, respectively.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2016	June 30, 2015

Land	$260,000	$260,000

GMP Facility	7,996,402	7,905,938

Office Equipment	76,056	65,241

Furniture and Fixtures	5,607	1,400

Lab Equipment	5,250,577	5,264,272

Total Property and Equipment	13,588,642	13,496,851

Less Accumulated Depreciation	(1,690,724)	(1,534,203)
Property and Equipment, Net	$11,897,918	$11,962,648

Depreciation expense for the three months ended March 31, 2016 and 2015 were $163,511 and $51,332 respectively and for the nine months ended March 31, 2016 and 2015 were $488,997 and $153,996, respectively.

In the current reporting period the Company completed the transfer of laboratories and personnel from its previous laboratory facilities at 135 Wood Street, West Haven, CT to 1 Controls Drive, Shelton, CT. The Company recorded the abandonment of fully depreciated nonremovable laboratory fixtures and leasehold improvements associated with the 135 Wood Street rented facility of $332,476 as a reduction to Property and Equipment with a corresponding reduction to Accumulated Depreciation.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2016	June 30, 2015

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(65,419)	(59,217)
Trademarks and Patents, Net	$393,535	$399,737

Amortization expense amounted to $2,067 and $2,067 for the three months ended March 31, 2016 and 2015 respectively and $6,202 and $6,453 for the nine months ended March 31, 2016 and 2015 respectively.

Note 7 – Convertible Debentures

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the three and nine months ended March 31, 2016 the Company paid cash interest of $40,000 and $200,000 respectively. Two holders of the Company’s Series B Convertible Debentures elected to receive quarterly coupon interest of $80,000 and $160,000 in restricted common shares of the Company. For the three and nine month ended March 31, 2016, the Board of Director authorized the issuance of 33,474 and 101,558 shares of the Company’s restricted $0.001 par value common shares in payment of the coupon interest. Additional interest was payable in restricted common stock of 571,429 shares at issuance, February 1, 2014, and 2015, and additional interest of 571,433 warrants was paid on February 1, 2016. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The investors can convert the principal of the debentures and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following table presents the balance of the Series B Debenture payable, net of discount at March 31, 2016 and June 30, 2015. The debt discount is being accreted to interest expense over the term of the debenture:

	March 31, 2016	June 30, 2015

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Accumulated amortization of debt discount	2,006,397	1,435,892

Debenture payable - Series B, net	$5,271,087	$4,700,582

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” for the three month periods ended March 31, 2016 and 2015 in the amount of $196,074 and $166,543 respectively, and for the nine month periods ended March 31, 2016 and 2015 in the amount of $570,505 and $488,161, respectively

The Company used a lattice model that values the compound embedded derivatives of the Series B Convertible Debenture based on a probability weighted discounted cash flow model at March 31, 2016 and June 30, 2015, respectively.

The following assumptions were used for the valuation of the compound embedded derivative at March 31, 2016 and June 30, 2015:

•	The balance of the Series B Convertible Debenture as of March 31, 2016 and June 30, 2015 is $6,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price increased to $2.19 at March 31, 2016 and higher projected annual volatility increased the warrant value with the $3.50 exercise price. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $3.50 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

3/31/2016 75.7%

6/30/15 62.1%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would be equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The Weighted Cost of Capital discount rate (based on the Market Value of the transaction at issuance) adjusted for changes in the risk free rate is 21.74%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at March 31, 2016 and June 30, 2015 was $650,392 and $366,764, respectively.

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 shall be deferred and paid over the remainder of the term. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the three months ended December 31, 2015 the Holder of the Company’s C Convertible Debenture elected to receive the quarterly coupon interest of $166,667 in restricted common shares of the Company. The Board of Directors authorized the issuance of 141,484 shares of the Company’s restricted $.001 par value common shares in payment of such coupon interest. For the three months ended March 31, 2016 the Holder of the Company’s C Convertible Debenture elected to receive the quarterly coupon interest of $166,667 in restricted common shares of the Company. The Board of Directors authorized the issuance of 69,736 shares of the Company’s restricted $.001 par value common shares in payment of such coupon interest. For the three and nine months ended March 31, 2016, the Company paid cash interest of $166,667 on the Series C Debentures. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 shares of its Series A Convertible Preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount will be amortized over the term of the Debenture using the effective interest method. The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $166,919 and $130,733 for the three month period ended March 31, 2016 and 2015 respectively and $476,158 and $606,891 for the nine month periods ended March 31, 2016 and 2015 respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	988,488	512,330

Debenture payable - Series C, net	$2,956,763	$2,480,605

The Company used a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at March 31, 2016 and June 30, 2015.

The following assumptions were used for the valuation of the compound embedded derivative at March 31, 2016 and June 30, 2015:

•	The balance of the Series C Convertible Debenture as of March 31, 2016 and June 30, 2015 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price increased to $2.19 at March 31, 2016 and higher projected annual volatility increased the warrant value with the $6.05 exercise price. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

3/31/16     75.7%

6/30/15     62%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.74% and 21.97%, respectively.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at March 31, 2016 and June 30, 2015 was $582,966 and $476,289, respectively.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Diwan. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $77,336 for the three months ended March 31, 2016 and $232,008 for the nine months ended March 31, 2016.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Seymour. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a non cash compensation expense related to the issuance of the Series A Preferred Shares of $77,336 for the three months ended March 31, 2016 and $232,008 for the nine months ended March 31, 2016.

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

For the three and nine months ended March 31,2016 the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 17,148 shares of commons stock with an exercise price of $1.50 per share expiring in August, 2019, warrants to purchase 17,148 shares of common stock with an exercise price of $1.44 per share expiring November, 2019 and warrants to purchase 17,148 shares of common stock with an exercise price of $2.18 per share expiring February 2020. The fair value of the warrants was valued at $12,446 for the three months and $29,422 for the nine months ended March 31, 2016 and recorded as consulting expense.

For the three and nine months ended March 31, 2016, the Company’s Board of Directors authorized the issuance of 7,716 and 23,147 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $32,735 and $83,930 for the three months and nine months ended March 31, 2016, respectively.

For the three and nine months ended March 31, 2016 the Company’s Board of Directors authorized the issuance of 1,295 fully vested shares of its common stock for employee compensation. The Company recorded an expense of $3,300.

For the three months and nine months ended March 31, 2016, the Company’s Board of Directors authorized the issuance of 6,385 and 23,704 respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $ 11,250 and $33,750.

For the three months and nine months ended March 31, 2016, the Company’s Board of Directors authorized the issuance of 37,053 and 80,197 respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $52,000 and $106,000 for the three months and nine months respectively.

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

On February 1, 2016, 571,433 warrants were issued for interest in accordance with the terms of the Series B debenture. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The Company recorded an expense of $56,115 for the fair value of the warrants. The Company estimated the fair value of the warrants issued to the Holders of the Company’s Series B Debentures on the date of issuance using the Black-Scholes Option-Pricing Model.

On March 31, 2016 two Holders of the Company’s Series B Debentures elected to receive the $80,000 quarterly interest payable in restricted common stock of the Company. For the three months ended March 31, 2016 the Company’s Board of Directors authorized the issuance of 34,892 shares of the Company’s restricted common stock for interest payable to the Holders. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

On March 31, 2016 the Holder of the Company’s Series C Debentures elected to receive the $166,667 quarterly interest payable in restricted common stock of the Company. For the three months ended March 31, 2016 the Company’s Board of Directors authorized the issuance of 72,331 shares of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	58.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.07%

The Company estimated the fair value of the warrants granted for the Series B debentures on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	3

Expected volatility	44.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.01%

Note 9 - Stock Options and Warrants

The following table presents the activity of stock options issued for the nine months ended March 31, 2016 as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
Stock Options	Shares	per share ($)	Term (years)	Value ($)
Outstanding and exercisable at June 30, 2015	535,715	$0.35	0.23	$2,094,643
Granted	-	-	-	-
Exercised	428,573	-	-	-
Expired	107,142	-	-	-
Canceled	-	-	-	-
Outstanding at March 31, 2016	-	$-	-	$-

As of March 31, 2016 there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2015	5,976,675	$5.14	3.20	$19,000

Granted	622,877	3.35	2.91	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at March 31, 2016	6,599,552	$4.97	2.49	$71,813

Of the above warrants, 345,713 expire in fiscal year ending June 30, 2016; 68,571 expire in fiscal year ending June 30, 2017; 68,577 in fiscal year ending June 30, 2018; 6,065,247 in fiscal year ending June 30, 2019 and 51,444 expire in fiscal year ending June 30, 2020.

Note 10 – Fair Value Measurement

Fair value measurements

At March 31, 2016 and June 30, 2015, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2016 and June 30, 2015 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2016:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$650,392
Derivative liability – Series C debentures	-	-	582,966
Derivative liability – warrants	-	-	3,968,388
Total derivatives	$-	$-	$5,201,746

	Fair Value Measurements at
	June 30, 2015:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$366,764
Derivative liability – Series C debentures	-	-	476,289
Derivative liability – warrants	-	-	3,442,754
Total derivatives	$-	$-	$4,285,807

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants respectively, and, of which, 2,810,071 and 2,479,935 respectively are outstanding at March 31, 2016. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at March, 31, 2016, for a total number of 5,425,222 warrants outstanding pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of March 31, 2016 and June 30, 2015 with the following assumptions:

-	The 5 year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
6/30/15	62%
3/31/16	76%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended March 31, 2016:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability – warrant

Beginning balance at July 1, 2015	$366,764	$476,289	$3,442,754
Additions during the year	-	-	-
Change in fair value	283,628	106,677	525,634
Transfer in and/or out of Level 3	-	-	-
Balance at March 31, 2016	$650,392	$582,966	$3,968,388

Note 11 - Commitments and Contingencies

Operating Lease

The Company completed the relocation of its laboratory and office from 135 Wood Street, West Haven, Connecticut to 1 Controls Drive, Shelton, Connecticut around June, 2015. The Company was renting 135 Wood Street on a month-to-month basis.

Total rent expense at 135 Wood Street, West Haven, Connecticut amounted to $0 and $26,085 for the three months ended March 31, 2016 and 2015, respectively and $0 and $78,255 for the nine months ended March 31, 2016 and 2015, respectively.

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

Our anti-viral therapeutics, that we call “nanoviricides®”, are designed to look to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus- binding portion of the nanoviricide is engineered appropriately.

NanoViricides, Inc. believes it is one of a few bio-pharma companies that have all the capabilities needed from research and development to marketable drug manufacture in the small quantities needed for human clinical trials. With the completion of and relocation to our new campus at 1 Controls Drive, Shelton, CT, we now possess state of the art nanomedicines characterization facilities that enable us to perform IND-enabling nanomedicine analysis and characterization studies of any of our various drug candidates in-house. In addition, we now have the ability to scale up production of any of our drug candidates, and implement state of the art in-process controls as well as post-process analysis controls in order to establish robust c-GMP-capable production methodologies. All of the biological testing and characterization of our drug candidates continues to be performed by external academic or institutional collaborators and contract research organizations (CRO).

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

The Company believes that it will be developing drugs against four different topical indications in the HerpeCide™ program, namely: (a) skin cream/lotion for the topical treatment of “cold sores” (typically caused by HSV-1); (b) eye drops/gel for the treatment of ocular herpes keratitis (mostly caused by HSV-1, sometimes by HSV-2 primarily in neonates); (c) skin cream/lotion for the treatment of “genital lesions” caused by herpesvirus (typically HSV-2); and (d) skin cream/lotion for the treatment of shingles (caused by HHV-3 also known as VZV, i.e the chickenpox virus).

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

The Company thus has achieved animal studies efficacy proof of concept for HSV-1 skin topical treatment. The Company believes that the broad-spectrum nature of these drug candidates should allow effectiveness against related herpesvirus types such as HSV-2 as well as the more distantly related HHV-3 aka VZV or chickenpox/shingles virus.

The Company has established additional collaborations towards IND-enabling development of drug candidates against the four indications listed earlier. We now have collaboration agreements with the CORL at the University of Wisconsin, the Campbell Lab at the University of Pittsburgh, and the Pflugfelder Lab at the Baylor College of Medicine, for the evaluation of its nanoviricides® drug candidates in models of ocular herpesvirus and adenovirus infections. TransPharm Preclinical Solutions, a CRO, will continue to perform testing of our anti-herpes drug candidates in dermal infection models.

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

In addition, the Company is developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. In addition, ouranti-HSV drug candidates have shown excellent efficacy in cell culture studies, as well as in a lethal skin infection animal model.

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

We have recently engaged a new Senior Virologist, namely Brian Friedrich, PhD. He has worked on drug development and drug screening for highly pathogenic viruses including alphaviruses, bunyaviruses, and filoviruses, at United States Army Medical Research Institute for Infectious Diseases (USAMRIID). He has also worked on HIV-1 and on flaviviruses such as West Nile Virus. Brian is trained in up to BSL-4 laboratory protocols in virology.

We are now able to perform the earliest drug candidates screening step in cell culture assays for some of the viruses in our own BSL-2 Cell Culture Virology laboratories at our new campus in Shelton, CT. Simple non-lethal viruses such as several normal Influenza strains, HSV, VZV, as well as Dengue viruses can be used in cell culture screening assays at low levels in our BSL-2 virology facility.

We believe that performing the initial drug screening as well as drug candidates screening during optimization studies in cell culture assays in our own facility will significantly improve our drug development capabilities. We have previously identified that our total dependence on external facilities even for cell culture-based screening has been causing significant delays in our drug development and drug candidate optimization efforts.

We will continue to employ external facilities for additional cell-culture screening of our drug candidates for different viruses. This will enable both confirmation of our in-house studies, and expansion of the studies to virus strains or virus types that we do not handle in house. In addition, all of our pre-clinical animal testing will continue to be performed by third parties.

We have thus significantly expanded our drug development capabilities with the addition of virological research capabilities.

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

In addition, our new facility is expected to enable initial commercial manufacture of our drugs under cGMP guidelines, once licensed, in order to gain market entry. Any of our drugs, once introduced to the market, is estimated to generate revenues of several tens of millions of dollars. The market sizes of many of our drugs are in several billion dollars. Thus, we anticipate developing additional manufacturing capability for each of our drugs as they mature towards clinical products. We believe that we may be able to license the drugs to bigger pharmaceutical companies that can manufacture the drugs, or license the manufacture of the drugs to other commercial scale cGMP manufacturing facilities. The Company has kept its capital expenditures to a minimum in the past, and we intend to continue to do the same, in order to conserve our cash for drug development purposes, and in order to minimize additional capital requirements.

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

We have moved our existing equipment and have installed a substantial amount of additional equipment at the Shelton facility. We need to test and validate each piece of equipment. We will need to validate, test and verify that all the systems are functioning as needed for being able to make cGMP drug substance batches. Then we will need to run several batches, analyze the resulting products, and establish that our manufacturing processes are performing satisfactorily to produce the desired drug substance. A minimum of two reproducible batches are generally required to be made before submitting an Investigational New Drug application (IND) to the US FDA. In addition, we will also need to seek and obtain US FDA registration as a cGMP facility, after we successfully commission c- GMP-like production of at least one drug substance at this facility.

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

Patents, Intellectual Property, and Licenses

The nanomedicine technologies licensed from TheraCour Pharma, Inc. (“TheraCour”) serve as the foundation for our intellectual property. The Company holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company may want to add further virus types to its drug pipeline. The Company would then need to negotiate with TheraCour an amendment to the existing Licensing Agreement to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. In addition, the licenses are held in perpetuity by NanoViricides for world-wide use. The licenses are also exclusively provided only to NanoViricides for the licensed products so NanoViricides is the only party that can further sublicense the resulting drugs to another party, if it so desires. TheraCour cannot further license anything in our licensed products areas because of the breadth of the license. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that, effectively, TheraCour would be able to take the licenses back only in the event that NanoViricides files bankruptcy or otherwise declares insolvency and the inability to conduct its business. This structure is standard in the licensing world as it saves the IP from being blocked from commercialization in lengthy and potentially fragmentary bankruptcy proceedings.

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

The patents are being issued to the inventors Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of whom are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the ground-breaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour Pharma, Inc.

Presentations, Conferences, Recognition, and Investor Outreach

In April 2016, subsequent to the reporting period, NanoViricides, Inc. announced that it has been recognized as one of the “Most Innovative Business Leaders of 2016” by AI Global Media, publisher of Acquisition International Magazine and Website (“AI”) (http://www.acquisition-intl.com).

A focus article on NanoViricides was published in AI Magazine, February 2016 issue. In this article, Dr. Diwan, explained the positioning of NanoViricides in the pharma space, saying, “NanoViricides, Inc. is a unique company in the bio/pharma field with the potential to become a stand-alone pharmaceutical company. We now have a fully customizable c-GMP-capable pilot manufacturing plant where we can produce multi-kilogram quantities of any nanoviricide, including injectables. This enables rapid translation of our drug candidates into human clinical trials. Early revenues upon drug approval will also be possible with our own manufacturing capability .”

AI is a monthly magazine that seeks to inform, entertain, influence, and shape the global corporate conversation through a combination of high quality editorial, rigorous research and an experienced and dedicated worldwide network of advisors, experts and contributors. Launched over five years ago, AI has rapidly risen to become the publication of choice for more than 108,000 subscribers in over 170 countries and regularly attracts editorial submissions from some of the biggest players on the global corporate landscape, including KPMG, EY, PwC and Deloitte. Alongside the monthly publication, AI Global Media also produces a website that is updated daily with the latest news, features, opinion and comment, again in conjunction with a host of top-level advisors, experts and businesspeople. The site is also home to the popular Deal Diary, which publishes, every day, more than 100 deals in a wide variety of sectors and industries, and a dedicated weekly deal round-up, giving the people behind the most significant M&A activity a global platform to shout about their most recent successes.

The entire AI article on NanoViricides is now available on the NanoViricides website (www.nanoviricides.com).

On March 21, 2016, the Company announced that its CEO, Dr. Eugene Seymour, was interviewed by Jane King of Small Cap Nation (“SCN”). SCN has published a video clip of this interview on March 1, 2016 on YouTube (https://www.youtube.com/watch?v=9Xc9nBGv4U4).

Dr. Seymour discussed the Company’s current status and achievements. While the Company currently has approximately a dozen drug development programs in its research and development pipeline, it is still preclinical at present. NanoViricides is currently focused on developing a drug for the herpes infection of the eye, i.e. herpes keratitis, which can lead to blindness and the need for corneal transplants. NanoViricides has established collaborations with the University of Wisconsin at Madison, the University of Pittsburgh, and Baylor University to perform pre-clinical cell culture testing as well as animal studies of our eye drug candidates. Dr. Seymour suggested that if all things go well then the ocular herpes keratitis drug could go into human clinical trials sometime next year. The Company’s expectations may differ significantly from actual results, because of several factors that may be outside of its control.

NanoViricides, Inc. has developed a platform technology that enables direct attack on the virus particle in circulation inside the body, thereby making it unable to infect human cells, and thus blocking progression of the viral disease. This platform technology enables the Company to rapidly develop viable drug candidates against a different virus in a relatively short period of time, which could be as little as a few months. A “nanoviricide®” is made up of two parts: a polymer that self-assembles into a “nanomicelle” that has the ability to attack and possibly dismantle the virus: and a ligand that enables zip-code-address-like targeting of the nanomicelle onto the virus surface. Developing new drug candidates against a new virus primarily involves designing and synthesizing ligands capable of binding to the virus surface. The Company can develop such ligands based on known or putative interactions of the virus with the cell surface to which the virus binds. With the Company’s experience in this field and a library of proprietary small chemicals in hand, the Company believes that the design of novel ligands for initial cell culture studies can take as little as a couple of months. Synthesis of the corresponding nanoviricides thereafter usually takes a few additional months, depending upon the complexity of the project. In many cases, initial testing has led to strong candidates that could be developed for clinical application if there are no other drugs available. However, additional refining of the initial drug candidates may be required and that can substantially extend the development period.

Dr. Seymour also discussed the Company’s state of the art pilot-scale manufacturing facility that is designed to enable production and supply of any of its drug candidates for human clinical trials and for preclinical studies. In addition, this facility also has sufficient production capacity to enable entry into the market should one of the Company’s drugs receive FDA licensure.

In the context of the recent Zika virus epidemic, Dr. Seymour noted that the Company believes its Dengue drug development provides a good starting point for developing a Zika virus drug, should the Company decide to engage in such development. The Company believes this because the Zika virus belongs to the same family of viruses called Flaviviruses, which the Dengue viruses also belong to, and therefore share significant similarities. If our anti-dengue drug candidate is sufficiently broad in its spectrum, then it could potentially attack Zika virus as well. However, there are significant differences in the pathology of Zika and Dengue viruses. Zika viruses are neurotropic. Thus the cellular receptor(s) for Zika virus could be different from those for Dengue viruses.

Dr. Seymour alluded to the complexities of the normal drug development program. Additional optimization of the ligands and polymers, safety/toxicology studies, additional effectiveness studies in different animal model protocols, and other pre-clinical studies, need to be performed prior to selection of a drug candidate for further clinical development under regulatory processes.

Dr. Seymour also referenced the Company’s several collaborations for each of its drug development programs that enable pre-clinical testing of its drug candidates. At the present time, the Company does not have any collaborations or other agreements with a pharmaceutical partner nor can there be any assurance that such a collaboration will ever be developed.

Dr. Seymour also advised that the Company is well financed and the cash on hand is expected to be sufficient to bring at least its first drug candidate into human clinical trials. This expectation is based on the Company’s internal projections and informal estimates it has obtained from several collaborators and contract research organizations for the potential costs of intended studies. The Company has limited experience in clinical drug development and its actual drug development costs may differ from the estimated costs due to several factors that may be outside its control.

On February 22, 2016, the Company announced that information on its novel, proprietary anti-virus platform technology has been published in the book “Handbook of Clinical Nanomedicine, Vol. 1. Nanoparticles, Imaging, Therapy, and Clinical Applications”, a CRC Press publication. The chapter entitled “Nanoviricides: Targeted Anti-Viral Nanomaterials” provides an in-depth presentation of the NanoViricides platform technology, evidence for how nanoviricides® are believed to act plus dramatic results of nanoviricides specifically targeting certain viral diseases, such as Influenza.

This chapter introduces the novel NanoViricides nanotechnology that possesses potent antiviral efficacy by targeting the mechanisms by which viruses attach or bind to cells. A nanoviricide is believed to act like a decoy of a human cell. When the virus sees the appropriate mimic of its cell binding site displayed on a nanoviricide, the virus binds to it. The Company believes that the flexible nanoviricide enables cooperative binding of the nanoviricide to additional sites on the virus surface in a velcro-like effect. This maximization of virus binding would lead to the nanoviricide spreading onto the virus particle, fusing with the virus surface, and then engulfing the virus. In the process, the coat proteins that the virus uses for binding to cells would be expected to become unavailable, and could fall off the virus surface. This highly targeted attack would lead to the loss of the viral coat proteins and the nanoviricide may further dismantle the engulfed virus capsid. The loss of virus particle integrity would neutralize the virus, making the virus non-infectious.

The Handbook of Clinical Nanomedicine, Vol. 1. Nanoparticles, Imaging, Therapy, and Clinical Applications, edited by Raj Bawa, PhD, Gerald F. Audette, PhD, and Israel Rubinstein, MD, is the first volume in a two volume set published by CRC Press; it is part of the Pan Stanford Series on Nanomedicine. The publisher states that Volume 1 “provides a comprehensive roadmap of basic research in nanomedicine as well as clinical applications. It not only highlights current advances in diagnostics and therapies but also explores related issues like nomenclature, terminology, historical developments, and regulatory aspects. While bridging the gap between basic biomedical research, engineering, medicine and law, the handbook provides a thorough understanding of nano’s potential to address (i) medical problems from both the patient and health provider's perspective, and (ii) current applications and their potential in a healthcare setting.” The CRC Press lists the official publication date as February 28, 2016. (https://www.crcpress.com/Handbook-of-Clinical-Nanomedicine-Two-Volume-Set/Bawa-Audette-Rubinstein/9789814316170).

During the reported period, our CEO, Dr. Seymour has presented an overview of the Company at various conferences.

On February 11, 2016, Dr. Seymour presented information about the Company’s programs at the BIOCEO conference at the Waldorf-Astoria Hotel in New York City.

On January 13, 2016, Dr. Seymour gave a presentation at the Biotech Showcase conference in San Francisco.

Our President, Anil R. Diwan, PhD, was invited to attend the prestigious JP Morgan Life Sciences Conference held in San Francisco, from January 11-14, 2016.

Previously, our President, Dr. Anil Diwan, was recently invited to present a talk entitled “Critical Regulatory Issue in Nanomedicines Translation: Manufacture and Control - What, How, Why, When” in the session on “Enabling the Business Side of Translation of NanoMedicines”, moderated by Dr. Raj Bawa, on October 17, 2015, at the 5th Annual Meeting of the American Society for Nanomedicines, held in the Hilton Crystal City, Washington, DC.

NanoViricides, Inc. Annual Shareholders’ Meeting

On January 23, 2016, the Company held its 2015 Annual Shareholders Meeting at the Sheraton Stamford, in Stamford, CT from 10 am to 1:30 pm. Anil Diwan, PhD, Dr. Milton Boniuk and Professor Mukund Kulkarni were all re-elected as Class I Directors, each for a two-year term expiring at the 2017 annual meeting of stockholders and until each of their respective successors are duly elected and qualified or until each of their respective earlier resignation or removal. Also, the appointment of EisnerAmper LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2016, was ratified. After adjournment of the Business Meeting, Dr. Seymour, our CEO, and Dr. Diwan, our President gave presentations and engaged in discussions with investors.

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

Our new campus comprises a state of the art pharmaceutical R&D synthesis laboratory, a chemistry translational scale-up laboratory, quality control and quality assurance laboratories, a pilot-scale cGMP-capable pharmaceutical clinical drug manufacturing facility (“the cGMP Facility”), and a BSL-2 compliant cell culture virology laboratory.

We have recently engaged a new Senior Virologist, namely Brian Friedrich, PhD. Dr. Friedrich joined us from University of Texas Medical Branch, Galveston, TX (UTMB), where he worked on West Nile Virus in Professor Beasley’s lab. Previously he has worked on drug development and drug screening for highly pathogenic viruses including alphaviruses, bunyaviruses, and filoviruses, at United States Army Medical Research Institute for Infectious Diseases (USAMRIID). He completed his PhD at UTMB in Professor Ferguson’s lab where he studied host protein involvement in HIV-1 infection. Brian is trained in up to BSL-4 laboratory protocols in virology.

We are now able to perform drug candidates screening in cell culture assays for some of the viruses in our own laboratories at our new campus. At this campus we have built a small virology laboratory with three isolated rooms for cell-based virology research. This laboratory was recently inspected by the State of Connecticut and has received BSL-2 certification. BSL-2, or Biological Safety Level 2, is one level higher than a usual instructional biology laboratory. We employ worker protection, full containment, isolation, and pathogen destruction procedures exceeding the BSL-2 guidelines. Simple non-lethal viruses such as several normal Influenza strains, HSV, VZV, as well as Dengue viruses can be used in cell culture screening assays at low levels in our BSL-2 virology facility.

We believe that performing the initial drug screening as well as drug candidates screening during optimization studies in cell culture assays in our own facility will significantly improve our drug development capabilities. We have previously identified that our total dependence on external facilities even for cell culture-based screening has been causing significant delays in our drug development and drug candidate optimization efforts.

We will continue to employ external facilities for additional cell-culture screening of our drug candidates for different viruses. This will enable both confirmation of our in-house studies, and expansion of the studies to virus strains or virus types that we do not handle in house. In addition, all of our pre-clinical animal testing will continue to be performed by third parties.

We have thus significantly expanded our drug development capabilities with the addition of virological research capabilities during this quarter.

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

During the reported quarter, we have continued to perform further optimization of our anti-HSV drug candidates. In April 2015, we reported dramatic improvement in clinical symptoms associated with a herpes simplex virus dermal infection in mice. The topical nanoviricide treatment significantly reduced the clinical disease, and led to >85% survival of the mice dermally infected with a highly aggressive, neurotropic, HSV-1 H129c strain, wherein all of the untreated mice had severe clinical morbidity and none of the untreated mice survived. Later in August 2015, we reported that these results were reproduced at a different laboratory, with 100% survival being observed. The repeat studies were conducted by Transpharm Preclinical Solutions, a pre-clinical services CRO in Jackson, MI.

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

We plan to replicate similar studies of our antiviral candidates in models for ocular HSV-1 infection, shingles, and genital HSV-2 infection. We are currently in the process of identifying collaborators with capabilities in these areas, and establishing appropriate collaborations, agreements, and contracts. We recently signed an agreement with the Collaborative Ophthalmic Research Laboratories, CORL, at the University of Wisconsin, Madison, to perform studies intended to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections. The studies will be performed in the laboratory of Dr. Curtis Brandt, an expert in herpes simplex virus infections and in evaluating anti-viral agents.

To this end we have also engaged several collaborators to perform the IND-enabling pre-clinical studies in our various HSV programs. We now have collaboration agreements with the University of Wisconsin, Madison, the University of Pittsburgh, and the Baylor University, Houston, TX for performing various aspects of the anti-HSV pre-clinical drug development. In addition, TransPharm continues to serve as a pre-clinical CRO for certain HSV cell culture studies as well as a dermal animal model of HSV-1 H129 infection that was previously transferred from the Professor Ken Rosenthal Lab at NEOMED.

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

We believe that we will perform development of the EKC adenovirus drug in the context of the ocular nanoviricide drug against herpes keratitis, with the goal of developing a single broad-spectrum drug candidate that works against both adenovirus infections as well as herpesvirus infections of the external eye. Our other important drug programs, namely DengueCide™ (anti-Dengue viruses drug development), and HIVCide™ (anti-HIV/AIDS drug development), are presently at a lower priority. In addition, we are watching with interest the recent development of Gilead Sciences and USAMRIID regarding the nucleotide analog GS-5734 as an anti-Ebola drug. We had re-engaged our anti-Ebola drug development program only because of the major pandemic threat posed to global health in the 2014 epidemic, when no viable drug candidates were around, although several drug candidates were in different stages. We also continue to work on several other research programs that we believe will feed our pipeline in the future.

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

It is believed that the development of the topical anti-herpes drug candidates may be significantly faster and easier than the development of the injectable FluCide that we are currently working on. Therefore, we have planned on continuing the development of the HerpeCide drug candidates as well as the FluCide drug candidate towards clinical trials in parallel. With the expanded R&D labs, Analytical Labs, the new Bio and BSL-2 Virology labs, the new Process Scale-Up production facility, and the new cGMP-capable manufacturing facility established at our new Shelton campus, we are in a much stronger position than ever to move our drug development programs into the clinic rapidly.

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

The market size for existing herpes simplex virus treatments is in excess of $2 billion annually. The Company believes that a drug that is superior to existing therapies could result in significantly expanded market size.

The Company has engaged Transpharm Preclinical Solutions to perform the topical animal studies as well as cell culture studies for the herpesvirus topical treatments. Transpharm is a pre-clinical contract research services organization (CRO) that offers numerous types of studies for testing antimicrobials, antivirals, antifungals, antiparasitics, along with newer therapies using antibodies. TransPharm’s scientists’ skill set covers a broad range of Research and Development, enabling numerous services at the request of a client. TransPharm will perform the topical dermal efficacy studies for our anti-HSV drug candidates.

In addition, the Company has established additional collaborations towards IND-enabling development of drug candidates against the four indications listed earlier. We now have collaboration agreements with the CORL at the University of Wisconsin, the Campbell Lab at the University of Pittsburgh, and the Pflugfelder Lab at the Baylor College of Medicine, for the evaluation of its nanoviricides® drug candidates in models of ocular herpesvirus and adenovirus infections.

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

In the case of HIVCide™ we are close to completing the ligand optimization and are also in the process of further optimizing the polymer backbone. We have already identified certain polymeric backbone chemistries that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered. Nevertheless we have continued to make progress in the HIVCide program. We are also working on developing a total cure of HIV/AIDS. In addition to minimizing the viral load to achieve a ” Functional Cure” with the HIVCide, a total cure would require development of a drug that hones in on infected cells, and seeks to destroy only the HIV infected cells that harbor the HIV genome inside it. We believe we have excellent technologies for such site-directed, specific approaches. This program is in R&D stage and we expect that it will take some time before a drug candidate with the potential of totally curing HIV/AIDS can be identified.

Our anti-HIV program is conducted at a lower priority level because the Company lacks the resources needed to commit to the development of an anti-HIV drug. We will continue to advance this program, albeit at a relatively slow pace in order to enable us to seek appropriate partnerships and/or non-dilutive funding.

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

Our strategy is to minimize capital expenditure. We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. In addition, we have engaged TransPharm preclinical services for herpesvirus animal models. We have engaged Biologics Consulting Group, Inc., to help us with the FDA regulatory submissions. We also engaged Australian Biologics Pty, Ltd to help us with clinical trials and regulatory approvals in Australia. We believe that cGMP-like manufactured product is acceptable for entering human clinical trials in Australia.

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

We have recently signed an agreement with Baylor College of Medicine (Baylor) for the testing of ournanoviricides® drug candidates in a small animal model of ocular virus infections. The research will be supervised by Dr. Stephen Pflugfelder, Professor of Ophthalmology and the James and Margaret Elkins Chair in Ophthalmology at Baylor. Dr. Pflugfelder has extensive experience in ophthalmological research as well as in ocular drug development, including conducting clinical trials. The research will be performed in the laboratories of the Department of Ophthalmology. These animal studies will evaluate the efficacy and potency of the Company’s nanoviricides anti-viral agents in certain ocular viral infections. The goal of these studies is to help select clinical drug development candidates for treatment of certain ocular viral diseases including herpes keratitis in humans.

We have recently signed an agreement with the University of Pittsburgh for the testing of our nanoviricides® drug candidates in standard animal models of ocular virus infections. The research will be performed in the Charles T. Campbell Ophthalmic Microbiology Laboratory by Dr. Eric Romanowski, Research Director. Dr. Romanowski has extensive experience in ocular virus infections and anti-viral agents discovery. These animal studies will evaluate the efficacy and potency of the Company’s nanoviricides anti-viral agents in ocular viral infections. The Charles T. Campbell Ophthalmic Microbiology Laboratory is part of the University of Pittsburgh Medical Center’s Eye Center (UPMC Eye Center). The UPMC Eye Center in the Department of Ophthalmology of the University of Pittsburgh School of Medicine has one of the top basic and clinical research programs in the country. UPMC Eye Center’s research focuses on infectious disease, ocular immunology, molecular genetics and molecular biology of retinal disease, glaucoma and advanced diagnostic imaging technology development. The goal of these studies is to help select clinical drug development candidates for treatment of ocular herpes keratitis in humans. In addition, the Campbell lab also has the capabilities for evaluating the drug efficacy of our nanoviricide candidates against adenoviruses. Adenoviruses and herpesviruses taken together cause most of the viral infections of the eye.

We have signed an agreement with the Collaborative Ophthalmic Research Laboratories, CORL, at the University of Wisconsin, Madison, to perform studies intended to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections. The studies will be performed in the laboratory of Dr. Curtis Brandt, an expert in herpes simplex virus infections and in evaluating anti-viral agents. Dr. Brandt is Professor in the Departments of Ophthalmology and Visual Sciences, Medical Microbiology and Immunology, and Director of the Vision Research Core at the University of Wisconsin.

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

We currently have, in early, active development, (1) HerpeCide™ skin cream/lotion against Herpes virus cold sores, (2) HerpeCide eye drops for ocular herpes keratitis treatment, (3) HerpeCide skin cream/lotion for treatment of herpes zoster aka shingles, (4) HerpeCide skin cream/lotion for the treatment of genital Herpes, in the HerpeCide program; (5) an Injectible FluCide™ for hospitalized patients with severe influenza; (6) Oral FluCide™ for outpatient – both of these drug candidates are expected to be active against Epidemic Influenzas including the current novel H1N1/2009 “Swine flu” virus, H5N1 and other Highly Pathogenic Avian Influenzas (H5N, H7N, H9N HPAI, Bird Flu), as well as common seasonal human Influenzas, in the FluCide program; (7) HIVCide, a potential “Functional Cure that is active against both the R5 and X4 strains of HIV, (8) Eye drops against viral diseases of the eye such as Epidemic Kerato-Conjunctivitis (EKC) and Herpes Keratitis, and (9) DengueCide against Dengue viruses. Of these, the HerpeCide program and the FluCide program are our highest priority programs.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2016, we had cash and equivalents of $25,596,376, current prepaid expenses of $314,489, and property, plant and equipment of $11,897,918, net of depreciation of $1,690,724. Long-term liabilities were $7,716,449 and stockholders’ equity was $23,981,818 at March 31, 2016. Additionally, $6 million of the Company’s Series B Convertible Debentures mature in February, 2017 and were reported as a current liability.

As of June 30, 2015, we had $31,467,748 in cash and cash equivalents, and additional assets of $214,425 in the form of prepaid expenses. Property, plant and equipment stood at $11,962,648, net of accumulated depreciation of $1,534,203. Long term liabilities were $11,800,327 and stockholders’ equity was $31,785,867 at June 30, 2015.

During the reporting quarter we spent approximately $2,580,000 in cash toward operating expenses and approximately $61,000 in cash toward capital expenditures. For the nine month period we spent approximately $5,447,000 in cash toward operating expenses and approximately $424,000 in cash toward capital expenditures. For the nine month period, the Company recorded the abandonment of fully depreciated nonremovable laboratory fixtures and leasehold improvements associated with the 135 Wood Street rented facility of $332,476 as a reduction to Property and Equipment with a corresponding reduction to Accumulated Depreciation.

We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last at least through March 31, 2018, or two years. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties.

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

Requirement for Additional Capital

As of March 31, 2016, we have current assets of approximately $25,911,000. We expect this amount to be sufficient for our operations through almost two years, or March 31, 2018, at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

While we now have the necessary funds based on our current operations to last more than the next 24 months, we anticipate undertaking additional expenditures to accelerate our progress to regulatory submissions. With our current funds we believe that we have sufficient funding available to perform Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct Phase I and Phase IIa human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP, which we plan to perform at our new campus in 1 Controls Drive, Shelton, CT.

We anticipate that we have sufficient funding to take at least one of our drug candidates through initial Phase I and Phase II human clinical trials. At present, we believe that we may also have sufficient additional funding in hand to take at least one more drug candidate into an IND application stage. These estimates are based on various preliminary discussions and “soft” quotes from contract research organizations that provide pre-clinical and clinical studies support. The estimates are also based on certain time estimates for achievement of various objectives. If we miss these time estimates or if the actual costs of the development are greater than the early estimates we have at present, our drug development cost estimates may be substantially greater than anticipated now. In that case, we may have to re-prioritize our programs and/or seek additional funding. Also, additional funding, if available, will allow us to move our other drug candidates towards IND filings. These additional funds will be needed to pay for additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file IND applications. We may accelerate our business plans provided that we can obtain such additional funding. We believe that we currently have adequate financing for our current business plan of operations.

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

We anticipate that we will incur the following additional expenses as our drug candidates mature into human clinical trials:

1. Research and Development of $9,000,000: Planned costs for in-vivo and in-vitro studies for the various HerpeCide program drug candidates, pan-influenza FluCide, Eye nanoviricide, HIVCide, Dengue, and other research programs.

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

In addition, in a subsequent year, if our anti-herpesvirus Phase I and Phase IIa are successful, we anticipate expending approximately $5 million for anti-herpesvirus Phase IIb (human efficacy study in a larger group of patients) human clinical trials. Further, in a subsequent year, if Phase I and Phase IIa of our Injectable FluCide drug candidate are successful, we anticipate approximately $7~8 million for Phase IIb human clinical trials.

The Company anticipates it will have sufficient access to capital even if it decides to develop ocular HerpeCide, dermal HerpeCide, or Injectable FluCide through Phase III on its own. The Company believes it will continue to be able to successfully raise financing as needed. If we are unable to obtain additional financing, our business plan will be significantly delayed.

These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that our drug candidates, Injectable FluCide, and Dermal HerpeCide, are highly effective and therefore are estimated to require relatively few patients in each arm of each trial in order to establish statistically significant results. Actual costs may be materially different than those set forth above that could cause the Company to modify its expected operations.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond March 31, 2018. The Company currently has no long term debt other than the convertible debentures as disclosed.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the nine months ended March 31, 2016 and 2015.

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the three months ended March 31, 2016 increased $521,031 to $1,067,495 from $546,464 for the three months ended March 31, 2015.For the nine months ended March 31, 2016 these costs increased $1,152,758 to $3,427,068 from $2,274,310 for the nine months ended March 31, 2015. This increase in the cost of research and development is largely attributable to the increase in research and development payroll costs, lab supplies, and materials.

General and administrative expenses for the periods ended March 31, 2016 increased $404,558 to $980,731 from $576,173 for the three months ended March 31, 2015 and increased $750,432 to $2,936,510 from $2,186,078 for the nine months ended March 31, 2015. The increase for the three months resulted from an increase in staff and expenses for our new facilities. The increase for the nine months resulted from non-cash compensation costs paid in corporate stock offset by lower rent and other operating expenses in general.

Other Income (Expenses) – Net interest income increased $4,107 for the three months ended March 31, 2016 to $39,116 from $35,009 for the three months ended March 31, 2015. Net interest income increased $53,380 for the nine months ended March 31, 2016 to $43,378 from ($10,002) for the nine months ended March 31, 2015. Net interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates.

Interest Expenses – Interest expense for the three months ended March 31, 2016 and 2015 was $ 301,115 and $1,920,268. Interest expense was $791,115 for the nine months ended March 31, 2016 and $2,412,712 for the nine months ended March 31, 2015. The interest expense represents cash and securities paid as additional interest on the Company’s outstanding debentures. The decrease in interest expense for the three and nine month period ended March 31, 2016, as compared to the three and nine month period ended March 31, 2015, is due to the Fair Value of Securities issued for and recorded as interest. On February 1, 2016, the Company issued 571,433 warrants to the same debenture holders and recognized interest expense of $56,115. On February 1, 2015, the Company issued 571,433 shares of the Company’s common stock and recognized interest expense of $1,502,869.

Other Expenses – Discount on convertible debentures for the three months ended March 31, 2016 increased $65,717 to $362,993 from $297,276 for the three months ended March 31, 2015. Discount on convertible debentures for the nine months ended March 31, 2016 increased $186,209 to $1,046,663 from $860,454 for the nine months ended March 31, 2015. The increase reflects amortization of the discount on the Company’s Series B and Series C Convertible Debentures.

Other Income – Change in fair value of derivatives for the three months ended March 31, 2016 decreased $5,372,607 to ($2,318,453) from $3,054,154 for the three months ended March 31, 2015. Change in fair value of derivatives for the nine months ended March 31, 2016 decreased $7,379,033 to ($915,938) from $6,463,095 for the nine months ended March 31, 2015. Change in the fair value of derivatives is a non-cash item estimated based upon certain actuarial assumptions. See Footnote 7 to the Financial Statements.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the nine months ended March 31, 2016, the Company had a net loss of ($9,073,916), or ($0.16) per share (as adjusted) on a fully diluted basis compared to a net loss of ($1,280,461), or ($0.07) per share (as adjusted) on a fully diluted basis for the nine months ended March 31, 2015. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net loss in the current period has been increased, in part, from the change in the fair value of derivatives.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $25,596,000 as of March 31, 2016 and accounts payable and accrued liabilities of approximately $531,000. Additionally, $6 million of the Company's Series B Convertible Debentures mature in February 2017.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $63,173,000 at March 31, 2016.

Our cash and cash equivalent balance is sufficient for us to continue our operations through March 31, 2018 at our current rate of expenditure.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2016.

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

Management has previously reported that the effectiveness of our internal controls over financial reporting was not effective due to a material weakness in the reporting process due to the insufficient complement of personnel with the appropriate level of knowledge to identify and account for non-routine transactions such as derivative instruments, which led to a restatement of its annual and interim financial statements for the fiscal year ended June 30, 2014, and for the interim financial statements for the period ended September 30, 2014.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to identification of the material weakness, management has taken several steps to correct the same. We have made additions to personnel and have improved corresponding internal control procedures. In particular, in May 2015, the Company added an Accounting Manager, reporting to our Controller. This person comes to us with over 30 years of experience in senior financial roles such as controller, divisional controller, and chief accounting officer, in large companies with multi-site operations. He has garnered experience with analysis and recording for complex agreements that required specific evaluations including evaluation of ratcheting rights provisions. This person is currently in additional training regarding SEC filing requirements. In addition, where needed, the Company may seek assistance from third parties to supplement current resources. With these additions, plus the experience gained by the Company officials in the process of identifying and correcting the derivative effects of our prior financing agreements previously, the Company is confident that it has taken the necessary steps to remediate the identified material weakness. Our improved internal controls procedures along with our improved expertise level as described above have significantly upgraded our internal control over financial reporting and are expected to fully remediate the material weakness described above.

Although management has implemented certain initiatives as of March 31, 2016, and we believe that such initiatives will fully remediate the identified weakness, these initiatives have not been in operation for a sufficient period of time, nor has the Company initiated a new financial transaction containing derivatives, for the Company to support operating effectiveness of the measures implemented to remediate the material weakness. Therefore Management must report that as of March 31, 2016, the material weakness in internal control over financial reporting described above has not been fully remediated for the current fiscal year, although the Company has made significant progress towards this goal.

As such, based on the evaluation of our controls and procedures, our CEO and CFO are required to report that as of the end of the period covered by this report our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in internal control over financial reporting described above.

Changes in internal control over financial reporting

There were no material changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred for the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 1, 2016, 571,433 warrants were issued for interest in accordance with the terms of the Series B debenture. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The company recorded an expense of $56,115. The Company estimated the fair value of the warrants issued to the Holders of the Company’s Series B Debentures on the date of issuance using the Black-Scholes Option-Pricing Model.

On March 31, 2016, two Holders of the Company’s Series B Debentures elected to receive the $80,000 quarterly interest payable in restricted common stock of the Company. For the three months ended March 31, 2016 the Company’s Board of Directors authorized the issuance of 34,892 shares of the Company’s restricted common stock for interest payable to the Holders. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

On March 31, 2016, the Holder of the Company’s Series C Debentures elected to receive the $166,667 quarterly interest payable in restricted common stock of the Company. For the three months ended March 31, 2016 the Company’s Board of Directors authorized the issuance of 72,331 shares of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: May 10, 2016	Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer )

/s/ Meeta Vyas
Dated: May 10, 2016	Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Financial Officer)

