Form 10-K
period 2016-06-30
NANOVIRICIDES, INC.
filed 2016-09-16
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

Yes      ☐      No     ☒

As of September 16, 2016, there were approximately 58,180,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2015 by non-affiliates of the registrant was $49,101,470 based on the closing price of $1.18 per share, as reported on the NYSE MKT on December 31, 2015, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

Our Corporate History

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

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc., (“TheraCour,” an approximately 16.5% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour’s targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

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

The Company does not claim to be creating a cure for viral diseases. The Company’s objectives are to create the best possible anti-viral nanoviricides and then subject these compounds to rigorous laboratory and animal testing towards US FDA and international regulatory approvals. Our long-term research efforts are aimed at augmenting the nanoviricides that we currently have in development with additional therapeutic agents to produce further improved anti-viral agents in the future. We believe that many viral infections that are at present untreatable or incurable would be curable using such an advanced approach.

The Nanoviricide® Platform Technology

NanoViricides, Inc. is a global leading company in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody. In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The nanoviricide technology is the only technology in the world, to the best of our knowledge, that is capable of both (a) attacking extracellular virus thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

Our anti-viral therapeutics, that we call “nanoviricides®” are designed to look to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately.

This powerful platform technology has enabled us to develop several drug candidates against a large number of different viruses that could be further improved into clinical drug candidates, thus building a very broad drug pipeline that may lead to exponential growth of the Company upon the approval of our first drug candidate.

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

Nanoviricides are designed to work by binding to and eliminating virus particles from the blood-stream, just as antibodies do, only potentially much better. Treating a patient that has a viral infection with a nanoviricide against that virus is expected to result in reduction in viremia. Reduction in viremia is an important goal in diseases caused by all viral infections. Nanoviricides are designed to accomplish this using a “Bind-Encapsulate-Destroy” strategy to eliminate the free virus.

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

A nanoviricide is made by chemically covalently linking a “nanomicelle” - a globular polymeric micelle with pendant lipid chains inside, to one or more different small chemical ligands designed to mimic the cellular receptor to which the virus binds. In addition, the nanoviricide can carry additional active pharmaceutical ingredients (APIs), which may be chosen to affect the intracellular virus life cycle. Thus the nanoviricide platforms enables construction of complete virus-killing nanomachines that block the virus from entering the cell as well as that block further production of the virus inside the cell.

Attacking the “Achilles Heel” of the Virus- Unchanging Ability of the Virus to Bind to Its Cognate Receptor on Cell

We strive hard to develop virus-binding small chemical ligands that mimic the cognate cellular receptor of the virus, using rational design and molecular modeling strategies and our internal, accumulated expertise. This is the receptor to which a virus binds to gain entry into the human cell. Some viruses use more than one, different, receptors. The nanoviricide® platform technology allows use of different ligands on the same nanoviricide drug to be able to attack such difficult viruses.

It would be very difficult for a virus to become resistant to a nanoviricide that mimics the virus’ cellular receptor. This is because, no matter how much a virus mutates or changes, its binding to the cellular receptor does not change. If the virus does not bind to the nanoviricide efficiently, it would likely have lost its ability to bind to the cellular receptor efficiently as well, resulting in an attenuated version with limited pathogenicity.

Beyond Antibodies: A Nanoviricide in Its Design is a Nanomachine Built to Destroy Viruses

A nanoviricide exposes a very high density of virus binding sites on its surface, in contrast to a human cell. Thus, a virus would be more likely to be captured by the nanoviricide than to bind to a cell. Once bound to the virus, it is thought that the nanoviricide would wrap itself around the virus, and the interior lipidic chains of the nanoviricide would merge into the lipid envelope of an enveloped virus, thus destabilizing the virus. This would result in loss of the viral glycoproteins that it uses to bind to cell and to fuse with the cell membrane, thus rendering the virus particle non-infectious. In contrast, for an antibody to be successful as a drug, as many as ten to fifteen antibodies must bind to saturate the virus surface. The resulting antibody-virus complex then may be subject to the complement protein system in the bloodstream, or it may bind to antibody-receptors on human immune cells. Thus the human immune system needs to be functional for an antibody to be effective as a “drug”. In a sense, antibodies only “flag” the virus particle as foreign.

Almost any virus that causes pathology in humans is able to do so because it has developed intelligent and complicated pathways for disabling the human immune system at one or more points. This may be one of the reasons why many antiviral antibodies fail in the field use. Additionally, viruses readily escape antibodies by mutations. Such viral escape from antibodies has been witnessed in almost every viral epidemic, be it HIV/AIDS, Influenza pandemic of 2009, or the recent Ebola epidemic of 2014-15. In contrast, a nanoviricide would complete the job of making the virus particle non-infectious, without any help from the human immune system.

Broad-Spectrum Nanoviricide Drug Candidates

A nanoviricide is generally “broad-spectrum” in the sense that it would be effective against all viruses that use the same cellular receptor.

Formulation is Inherent in the Design Aspect of a Nanoviricide

We believe that once we declare a clinical candidate for a given indication in our HerpeCide programs, further IND-enabling pre-clinical development will be rapid. Formulation development for novel drugs in normal pharmaceutical paradigm often takes years. However, in the nanoviricide approach, the nanomicelle polymeric backbone itself takes care of the formulation aspects. The nanomicelle is designed to optimize the drug for its intended route of administration, be it injectable, skin cream, eye drops, or even oral. Thus no specific formulation development is expected to be required after clinical candidate declaration. In addition, we have already short-listed the ligands as well as the nanomicelle backbones for the final candidates in the HerpeCide program. At present, as we synthesize these for the studies leading to clinical candidate declaration. At the same time, we are also continuing to develop the necessary CMC aspects of the resulting candidates in parallel. We have already performed preliminary safety studies of our injectable FluCide™ drug candidate with excellent safety indications in both mouse (at KARD Scientific) and rat (at BASi) models. The HerpeCide program drug candidates are dermal or ocular topical treatments. Thus we believe that the safety/toxicology studies for these candidates will be relatively straightforward.

Uniform Polymer Nature Enables Nanomedicine Manufacturing Quality Assurance

A major problem in the field of nanomedicines has been that most nanomedicines have been found to be notoriously difficult to manufacture in a consistent manner from batch to batch. This is because of the complexity inherent in making large molecules, and the very nature of polymer and particle making processes.

The nanoviricide technology has been designed from the ground up to enable consistent manufacture and control. Thus, the nanoviricide backbone is a homopolymer of a single repeating unit or monomer, and not a block copolymer. In addition, the nanoviricide polymer is designed to dynamically and naturally self-assemble into micelles in a solution. Also, the virus-binding ligands are chemically attached to the polymer. The extent of attachment can be assessed by analytical techniques that we have developed and continue to develop as needed. Further we use sterile (or almost so) techniques in the polymer processing to minimize any contamination with endotoxins or other foreign particles. The final nanoviricide solutions can be sterile filtered using membrane filtration processes. The resulting solutions can be concentrated in a non-contaminating environment in our Process Scale-Up Lab or our cGMP Facility.

Thus the nanoviricides platform has been designed from the ground up to enable simplifications in processes and analyses that need to be implemented in order to develop robust, reproducible, and scalable processes.

State of the Company – Drug Development Programs

During the financial year ending June 30, 2016, we have continued to make significant progress in advancing our drug pipeline, and improving our resources. NanoViricides and our affiliates have further added significant strength in our staffing this year, with the total staff now at more than 30, and R&D staff at well over 20 persons with expertise from chemistry, polymer chemistry, chemical engineering, chemical and biochemical analyses, virological studies, to regulatory filings.

We currently have eight different drug development programs, attesting to the strength of our platform technology. We have now chosen to focus strategically on our HerpeCide™ program indications and drug candidates that are expected to result in a robust franchise with drug approvals against a number of different herpesvirus indications.

Pharmaceutical drug development is an expensive and long duration proposition. Management’s plan is to develop each of our nanoviricides to the necessary stage(s) and then engage into licensing or co-development relationships with other pharmaceutical companies. Such licensing or co-development relationships usually may entail upfront payments, milestones payments, cost-sharing, and eventual revenue-sharing, including royalty on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to the Company at the present stage. As and when needed, Management plans to continue to raise additional funds for our continuing drug development efforts from public markets.

We believe we are now one of the very few small pharmaceutical drug innovators that possess their own cGMP or cGMP-capable manufacturing facility. With our new campus and pilot-scale c-GMP-capable manufacturing facility, we are now in a position to advance our drug candidates into clinical trials, produce the pre-clinical “tox package” batches, and the clinical drug substance batches.

The Company’s new cGMP-capable pilot-scale manufacturing facility in Connecticut may enable initial market entry for our products upon approval, allowing the Company to grow into a stand-alone Pharma company, in addition to a potential licensing strategy for success. The Company thus continues to minimize risk to investors by improving the potential for success.

The HerpeCide™ Program is Now Our Top Priority with At Least Four Indications to Follow

We are planning at least four different indications in our HerpeCide™ program, namely (i) skin cream from the treatment of shingles caused by VZV, (ii) skin cream for the treatment of orolabial herpes (“cold sores”) and recurrent herpes labialis (RHL) mostly caused by HSV-1, (iii) ocular eye drops treatment for external eye herpes keratitis (HK), caused by HSV-1 or HSV-2, and (iv) skin cream for the treatment of genital herpes caused by HSV2. Of these, the skin cream candidates against HSV-1 and VZV are the most advanced and are likely to be our earliest nanoviricide drug candidates to enter human clinical trials.

The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several antiviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3), aka varicella-zoster virus (VZV) causes chickenpox in children and when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. Most of these indications do not have satisfactory treatments at present, if any. Further, the treatment of herpesvirus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need.

Previously, in August 2015, we obtained confirmatory animal studies data on our then current lead anti-herpesvirus drug candidate at TransPharm, LLC. The data confirmed the results earlier obtained in Professor Ken Rosenthal Lab at the NorthEast Ohio Medical Center (NEOMED). In both studies, dermal topical treatment with our anti-HSV drug candidate led to 85~100% survival in mice lethally infected with the zosteriform, neurotropic, clinically-derived and relevant strain, namely HSV-1 H129. In contrast, all of the untreated mice had severe clinical morbidity and none of the untreated mice survived. These studies established this drug candidate as a viable, effective potential drug. (Professor Rosenthal has since retired from NEOMED and is now Professor of Biomedical Sciences at the College of Medicine, Roseman University of Health Sciences, Summerlin, NV.)

Progress In Identifying Clinical Lead Drug Candidates Against the Four HerpeCide Program Indications

We have developed additional variations of the ligand used in this older herpecide drug candidate using molecular modeling and rational design strategies. The new ligands appear to have substantially improved effectiveness and similar level of safety as the prior tested ligand. We are now performing studies on chemical covalent conjugates of these ligands with different “nanomicelle” polymer backbones. We have planned a brief set of studies to identify the lead clinical candidates for the different herpesvirus indications based on these new nanoviricides.

These nanoviricides drug candidates developed against herpes are also expected to be effective against the shingles virus, namely the Varicella Zoster Virus (VZV), also called HHV-3 (human herpesvirus-3). Tests of their safety and effectiveness are under way in cell culture studies. At present, there is no well-established animal model of shingles infection, while animal models have been developed to test for shingles vaccines. There is a promising human skin explant-based model for evaluation of drugs against VZV infection that we plan to utilize in lieu of animal studies. This model is expected to be more relevant than an animal model. It is particularly suited for a topical drug such as ours. We believe that, if successful, these data will be sufficient to establish the effectiveness of a nanoviricide drug candidate to pursue further in human clinical studies. Additionally, dermal safety/toxicology studies will be needed. These studies will be relatively short in time scope if the drug is not significantly systemically distributed when given topically. Thus these safety/tox studies for the VZV skin cream are expected to be significantly shorter than the studies for ocular, injectable, or oral drugs.

Topical treatment of herpesvirus infections is important because herpesviruses become latent in neuronal cells or in ganglia, and cause periodic localized breakouts that appear as skin rashes and lesions. Systemic drug treatment results in side effects because of the high systemic drug concentrations that need to be achieved and the large drug quantities that must be administered. Since the virus remains mostly localized in the area of the rash and connected nerve apparatus, using high concentrations of drugs delivered in small quantities topically would allow maximizing the effectiveness while minimizing side effects.

Since these nanoviricides are designed to attack the virus directly, we believe that human clinical studies should reflect the success of the preclinical studies.

We are also working on developing relevant chemical identification and characterization assays, physicochemical and biochemical characterization assays, and chemical process optimization studies, that will be part of the CMC (Chemistry, Manufacture and Controls) section of the Investigational New Drug (IND) Application for the shingles drug. We believe this drug will be our first candidate into the human clinical trials.

Thus we are performing studies relevant to an Investigational New Drug (IND) application filing in the HerpeCide program at present.

HerpeCide Program Collaborations

We have engaged several new collaborations to help us finalize clinical candidates and develop IND-enabling pre-clinical data in our various programs this year. Notably, this year, we have signed collaborations with the CORL at the University of Wisconsin for HSV-1 and HSV-2, with focus on small animal models for ocular disease; the Campbell Lab at the University of Pittsburgh for in vitro cell culture models of various ocular viruses including many adenovirus and herpesvirus strains, as well as animal models for ocular herpes keratitis (HK) and adenoviral epidemic kerato-conjunctivitis (EKC); and Baylor College of Medicine for small animal model of ocular herpes. Of these, the Baylor program is currently on hold due to lack of personnel to advance it at the site. We are also working on developing additional collaborations to help with pre-clinical studies of nanoviricides against VZV. TransPharm, LLC, a contract research organization (CRO), continues to provide animal studies support in pre-clinical animal efficacy of our HSV-1 and HSV-2 skin cream drug candidates. In addition, we have a continuing relationship with BASi, a CRO for GLP and non-GLP safety/toxicology studies. We have engaged Biologics Consulting Group (BCG) for advice and help with regulatory affairs.

Shingles and Associated Pain, Post-herpetic Neuralgia (PHN)

Shingles is caused by re-activation of the chickenpox virus that most humans acquire in childhood. The chickenpox vaccine for children is a live, attenuated virus (LAV). The LAV is not as pathogenic as the wild-type virus. However, this means the virus is present in the vaccinated individual, but remains suppressed by the immune system. In both vaccinated and unvaccinated persons, re-activation occurs when the immune system is suppressed which may be simply because of stress, advanced age, or some other immune modifying circumstances include immune-compromise due to organ transplants or other diseases. Generally, humans in the age range of 50-60 are more prone to shingles, with next reactivation occurring about 10~15 years later. There is a shingles vaccine approved for adults age 60 and above, which is now also available for adults younger than that.

Acyclovir-based oral drugs, such as valacyclovir (Valtrex®), are available as systemic therapy for shingles. However, VZV is substantially less sensitive to (val)acyclovir than is HSV-1. Thus the oral drug generally does not result in optimal level of the active drug at the site of VZV viral production, and does not result in significant control of the pathology. Most adults with shingles recover in about 15~30 days. While the rash is unsightly, its stinging pain is often debilitating. Further, 65~70% of patients develop post-herpetic neuralgia, or PHN, a stinging, debilitating pain that lasts more than 30 days, and in some patients may last for years. At present an oral drug called FV-100 is in Phase 3 clinical trials for PHN. A Phase 2 clinical study comparing FV-100 to valacyclovir for PHN and shingles has been completed by Bristol-Myers-Squibb (BMS) in CY Q4, 2015. BMS is no longer developing this drug, although a small company is continuing to develop it. FV-100 is a nucleoside analog with an extremely restricted activity range. It is highly specific to VZV, and it did not have effectiveness against even the equivalent simian virus in pre-clinical studies.

It is generally believed that PHN results from damage to the local nerve endings and nerve cells caused by the uncontrolled production of the shingles virus. We believe that an effective therapy, such as our nanoviricide against VZV, which blocks progression of the virus to infect new cells and thereby limits further production of virus, would minimize the damage to nerve endings and nerve cells caused by the virus. We believe that this would minimize the occurrence, severity, and time period of PHN, in addition to having significant effects on the severity of shingles rash, lesions, and healing time.

We believe that a skin cream would be the best form of treatment to provide rapid control of the virus and shingles lesions patch expansion, since the shingles outbreak remains highly localized. A skin cream would afford much greater local exposure of drug to virus compared to a systemic oral or injectable treatment.

An effective therapy for patients with severe shingles continues to be an unmet need.

HSV-1, HSV-2, Ocular Herpes Keratitis

We believe that a skin cream for the control of HSV-1 “cold sores” (herpes labialis, and recurrent herpes labialis or RHL), is another drug candidate that will be close to enter human clinical trials. We have already achieved strong success in animal studies against HSV-1, as discussed above.

We believe that we will be able to successfully develop a drug for Ocular Herpes Keratitis (HK) as well. It is caused by HSV-1 or HSV-2 infection of the external eye. We are developing this drug as topical eye drops or eye lotion, in order to achieve maximum local drug effect while minimizing systemic exposure. We plan on testing these drug candidates against adenoviruses as well, to determine if the same drug would also be effective against epidemic kerato-conjunctivitis (EKC, the severe “pink eye” disease). If the same drug works against herpesvirus and adenovirus infections of the eye, this drug would cover almost 99% of all external eye viral pathologies.

We believe that we will be able to develop a drug against HSV-2 genital herpes as well. We plan on developing a skin cream for this indication, to maximize local effectiveness.

The FluCide™ Program

We are continuing our development of the FluCide™ anti-influenza drug program at the next lower priority level after the HerpeCide program. We have two drugs in development in this program. The Injectable FluCide is designed to piggy-back into IV infusions for severely ill, hospitalized influenza patients. There are approximately 100,000 to 300,000 such cases in the USA alone annually. No current anti-influenza drugs are sufficiently effective to be of help in this scenario. We believe that our injectable FluCide would be substantially superior to current anti-influenza drugs and would be able to save lives in this scenario, based on the strong effectiveness in animal studies that has been observed. Following this drug, we are working on an Oral FluCide drug candidate for out-patient influenza treatment.

We have recently announced collaboration with the Webster Lab at the St. Jude Children’s Hospital, TN, for the pre-clinical development program for both injectable and oral anti-influenza nanoviricide drug development. Given the several failures of anti-influenza drug developments that have led to increased burden of pre-clinical studies, our FluCide pre-clinical development program is expected to take longer than our HerpeCide™ program IND-enabling pre-clinical studies.

NanoViricides, Inc. is possibly the first company in the world in the entire field of nanomedicines to have developed an orally available nanomedicine drug with high effective bioavailability. We have previously estimated an effective bioavailability of about 30-35% for the oral form of an anti-influenza drug candidate comparing to the same drug given as injectable, based on animal studies. Our oral anti-influenza drug candidate has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models.

In addition, we are developing a highly effective injectable anti-influenza drug. The Company is developing this injectable drug for hospitalized patients with severe influenza, including immuno-compromised patients. The Company believes that this drug may also be usable as a single-dose injection in a medical office for less severe cases of influenza. Both of these anti-influenza therapeutic candidates are “broad-spectrum”, i.e. they are expected to be effective against most if not all types of influenzas including H7N9, Bird Flu H5N1, other Highly Pathogenic Influenzas (HPI/HPAI), Epidemic Influenzas such as the 2009 “swine flu” H1N1/A/2009, and Seasonal Influenzas including the recent H3N2 influenza. The Company has already demonstrated that our anti-influenza drugs have significantly superior activity when compared to oseltamivir (Tamiflu®) against two unrelated influenza A subtypes, namely, H1N1 and H3N2 in a highly lethal animal model.

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

DengueCide™

We are developing a broad-spectrum anti-dengue nanoviricide is in pre-clinical development in the DengueCide™ program at a lower priority than FluCide. The Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). It is thought that DSS and DHF caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. The Company has received an “Orphan Drug Designation” for our DengueCideTM drug from the USFDA as well as the European Medicines Agency (EMA). This orphan drug designation carries significant economic benefits for the Company. We have previously achieved significant survival of mice in a lethal infection animal model of dengue disease. This model simulates antibody-dependent enhancement of dengue, which is believed to lead in humans to severe dengue, and dengue hemorrhagic fever. These studies were performed by Professor Eva Harris at the University of Berkeley.

HIVCide™

Our HIVCide™ program is currently receiving the lowest development priority primarily due to the extremely expensive nature of this program. The drug candidates in the HIVCide™ program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. The Company believes that this strong effect and sustained effect together indicate that HIVCide can be developed as a single agent that would provide “Functional Cure” from HIV/AIDS. The Company believes that substantially all HIV virus can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, the Company believes that this therapy would also minimize the chances of HIV transmission. The Company is currently optimizing the anti-HIV drug candidates. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. The Company believes that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal. Certain anti-HIV nanoviricides have already been demonstrated that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered.

EKC

In addition, the Company is developing broad-spectrum eye drops that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. If feasible, we are planning to merge the anti-EKC drug development program and the ocular Herpes Keratitis drug development program, to develop a single drug that is effective against both diseases, i.e. effective against both adenoviruses and herpesviruses. This work is in research stage.

Other Drug Programs: Ebola, Rabies and others

In addition to these eight drugs in development, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, the recently emerged Middle East Respiratory Syndrome coronavirus (MERS-CoV), and others. We will not be undertaking socially important programs such as the development of an anti-Zika virus drug candidate, or continuation of our efforts in developing anti-Ebola drug candidate, unless non-dilutive funding for such efforts becomes available.

To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

Thus, this year, we have further focused our programs and prioritized them in order to advance our first drug candidate into the clinic in the near future.

Safety and Toxicology Studies

As part of the IND–enabling development of our Injectable FluCide™ drug candidate, we previously performed initial safety-toxicology screening of an optimized FluCide® drug candidate in a GLP-like toxicology study in rats. We reported that a good safety profile was observed for this drug candidate in rats, around the end of January 2015. These results are in agreement with the previously reported results of a non-GLP toxicology study in mice. The current study results also support the Company’s positive findings in animal models of infection with different influenza A virus strains in which no safety or toxicology concerns were observed. The Company has previously reported that many of its FluCide candidates demonstrated extremely high anti-influenza activity in those models. These results are extremely important since they indicate that FluCide continues to look very promising as one of the most advanced candidates in the Company’s drug development pipeline.

We believe that these safety/toxicology results are also applicable to other drug candidates as well in the sense that they have established the safety of the polymer backbones that we have employed. The polymer is made up of PEG (polyethylene glycol) chains put together into a single polymer chain with ligands and pendant lipids substantially uniformly attached at the connector points. This enables the nanoviricide to be substantially non-immunogenic. PEG chain attachment or PEGylation is a widely used technique for rendering antibodies and other drugs substantially non-immunogenic.

Clinical and Regulatory Strategy

We have engaged Biologics Consulting Group, a well-known group of regulatory consultants, to advise us on the regulatory pathways, and the studies required for the IND applications for the various disease indications.

We are developing a global clinical strategy in order to get our first drug candidate into the clinic as soon as feasible. To this end, we are studying the human clinical trials regulatory requirements in various countries, in particular, Australia, India, and the USA. It may be possible to start Phase I safety human clinical trials in Australia several months ahead of start of similar trials in the USA, provided that a cGMP-like or cGLP manufactured drug product can be entered into Phase I human clinical trials in Australia. [cGMP-like may be loosely interpreted as a drug product manufactured in a process that is compliant with the current Good Manufacturing Practices (cGMP) Guidelines, although the facility may not yet be registered as a cGMP facility. cGLP product is generally interpreted as a drug product that is produced in compliance with current Good Laboratory Practices (cGLP), and therefore is a well characterized research product, but has not yet gone through the rigorous manufacturing quality and reproducibility requirements that are part of cGMP.]

Large Market Sizes – The Company Targets an Overall Anti-Viral Drug Market Size that Exceeds $40B

The current market size for drugs for the treatment of herpes infections is about $2~4B. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially.

The approximate market size for severe cases of shingles may be in the billion-dollar range. Severe cases of shingles may lead to hospitalization in a few cases, possibly several thousands in the USA. In addition, shingles appearing on the face may reach the eye and may cause significant vision issues. The out-patient treatment market size for shingles at present is limited, because of the limited effectiveness of existing drugs. An effective drug could expand this market into billions of dollars globally. Novel shingles vaccines with improved effectiveness are in development. However, as shingles is not seen as a life-threatening or life-modifying disease, the use of vaccines is limited, and may continue to be limited, especially if an effective drug is developed.

In addition, the estimated market size for an effective anti-Influenza drug is expected to be in tens of billions of dollars. The current estimate of anti-influenza drug market size is about $4B. Given the number of influenza cases annually, it is estimated that a successful oral anti-influenza drug could be a $50B or greater market.

The current market size for anti-HIV treatments is in excess of $40B.

Our New Campus in Shelton, CT

We are happy to report that our new campus at Shelton, CT, is now mostly operative. With the expanded R&D labs, Analytical Labs, the new Bio labs, the new Process Scale-Up production facility, and the new cGMP-capable manufacturing facility established at our new Shelton campus, we are in a much stronger position than ever to move our drug development programs into the clinic rapidly.

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

We employ the same team that developed the small-scale synthesis chemistry for translation of those chemical syntheses into clinical-scale processes, and also to perform the related chemical engineering, quality control, quality assurance, and regulatory tasks along the way. This results in some serialization of efforts from small-scale synthesis to scale-up of production for clinical scale. However, the personnel cost, as well as the time and expense cost of transfer of knowledge and training of a separate dedicated team is avoided because the same expert scientists who have developed the chemistries are also involved in scaling them up into process scale. To enable such extensive multi-tasking, we have a continuous training program in place, with both formal and informal components. We believe that this approach helps us keep drug development costs as low as possible.

Process Scale-Up Production Capability

The Process Scale-up area is now operational at scales of about 200g to 500g per step for different chemical synthesis and processing steps. It comprises reactors and process vessels on chassis or skids, ranging from 1L to 30L capacities. Many of the reactors or vessels have been designed by us for specific tasks.

cGMP Production Capability

Our versatile, customizable cGMP-capable manufacturing facility is designed to support the production of kilogram-scale quantities of any of our nanoviricides drugs. In addition, it is designed to support the production of the drug in any formulation such as injectable, oral, skin cream, eye drops, lotions, etc. The production scale is designed so that clinical batches for Phase I, Phase II, and Phase III can be made in this facility. The clean room suite contains areas suitable for the production of sterile injectable drug formulations, which require special considerations.

We have planned certain minimal infrastructure modifications to improve the capabilities of the cGMP-compliant facility, based on our experience in the Scale-up operations. Certain of these improvements are expected to add a separate production suite for manufacture of skin in an area that was designated for such further expansion. After these infrastructure improvements, we will need to produce at least three consecutive batches of a drug product and satisfy that said drug product is within our own defined specifications. After we are satisfied with such strong reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the US FDA.

Our Virology Lab is now BSL-2 Certified

Most importantly, we have significantly enhanced our internal anti-viral cell culture testing capabilities at our new Shelton campus. We have achieved BSL-2 (Biological Safety Level 2) certification from the State of Connecticut for our Virology suite at the new campus. This suite comprises three individual virology work-rooms, enabling us to work on several different viruses and strains at the same time. This facility is designed only for cell culture studies on viruses, and no animal studies can be conducted at any of our own facilities. We have brought in Brian Friedrich, Ph.D., as the Company’s Virologist. Dr. Friedrich has previously performed drug screening of hundreds of candidates against several viruses including alphaviruses, bunyaviruses, and filoviruses (namely, Ebola and Marburg, which are BSL-4), to discover potential therapeutics, while he was at United States Army Medical Research Institute of Infectious Diseases (USAMRIID). Brian has also worked extensively on Flaviviruses, specifically West Nile Virus, while at University of Texas Medical Branch (UTMB). He has also worked on HIV as part of his PhD thesis. Dengue viruses as well as the Zika virus belong to the Flavivirus family. We have already acquired certain Zika virus strains and Brian has already developed the cell culture assays that can help determine if a ligand is active against the Zika virus. Dr. Friedrich has also established assays for screening of candidates against VZV, and is in the process of developing assays for HSV-1 and HSV-2 as well. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened our drug development programs. We believe that this internal screening enables extremely speedy evaluation of a much larger number of candidates than external collaborations allow. This has significantly improved our ability of finding highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

Manufacturing Requirements of Some of Our Drug Candidates

The HerpeCide program drug product batch requirements are estimated to be fairly modest because of the topical nature of treatment. We are estimating that approximately 100g~200g batch will be sufficient for the “Tox Package” (i.e. safety and toxicology) studies. We are estimating that a ~200g batch will be more than sufficient for initial Phase-I human clinical studies. We already have the facilities for producing up to 1kg per batch. Many of our synthesis steps have already been scaled up to 200g~500g scales. The “nanomicelle” polymer manufacture is already scaled to ~500g scale. Thus we believe that we have sufficient production capability for the amounts of the HerpeCide drugs that would be needed for tox package as well as clinical studies.

As we move our drug candidates into clinical studies, we plan to perform further scale-up studies to get to about 1kg per batch production scale. In the current facility, we may be able to manufacture about 10kg to 20kg of cGMP product annually. Depending upon the drug’s potency and indication, this production size may fetch modest revenues of around $20M to $100M, enabling profitable market entry. Such initial commercialization would allow the Company to turn itself into a stand-alone pharmaceutical company, by enabling capital formation for larger scale manufacturing facilities and fueling further growth.

Patents, Trademarks, Proprietary Rights: Intellectual Property

The Company has an exclusive license in perpetuity for technologies developed by TheraCour for the following virus types: HIV, Hepatitis C Virus, Herpes, Asian (bird) flu, Influenza, and rabies. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. (Also please see under “Significant Alliances: Related Parties: TheraCour Pharma”).

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

Table 1: Intellectual Property, Patents, and Pending Patents Licensed by the Company

	Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
1	US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].

2	PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT U.S. Issuance:May 8, 2012.	October, 2028 (estimated)	Applications are in various prosecution stages. Fifty two of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

3	PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2029(estimated)	Applications are in various prosecution stages. Nine of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

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

A total of, at least, 61 patents have been issued globally, on the basis of the two international PCT patent families that cover the fundamental aspects of our platform technology. Additional patent grants are expected to continue as the applications progress through prosecution processes. All of the resulting patents have substantially broad claims.

These patents have nominal expiry dates in 2026 to 2029. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide and HerpeCide before entering human clinical trials. The estimated expiry date for the FluCide and HerpeCide patents, if and when issued, would be no earlier than 2036-2037.

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

Recognition

On August 24, 2016, the Honorable U.S. Senator Chris Murphy visited the Company’s new campus in Shelton, CT.

On July 25, 2016, our President, Dr. Anil Diwan, was invited to participate in the prestigious 31st Annual Chief Executive of the Year Gala Reception & Dinner held at the New York Stock Exchange. In addition, he was also invited to participate in the CEO Roundtable Discussion on Innovation.

On April 18, 2016, the Company announced that it has been recognized as one of the “Most Innovative Business Leaders of 2016” by AI Global Media, publisher of Acquisition International Magazine and Website (“AI”) (http://www.acquisition-intl.com). A focus article on NanoViricides was published in AI Magazine, February 2016 issue.

Presentations and Conferences

The Company continues its efforts at connecting with additional investors and presenting in investor-oriented business conferences. Some of these are listed below.

On June 9, 2016, the Company’s CEO, Eugene Seymour, MD, MPH, presented recent progress at the LDMicro Invitational Conference in Los Angeles, CA.

On June 8, 2016, the Company’s CEO, Eugene Seymour, MD, MPH, presented recent progress at the BIO2016 International Convention in San Francisco, California.

On March 21, 2016, the Company announced that its CEO, Dr. Eugene Seymour was interviewed by Jane King of SmallCapNation. Dr. Seymour discussed the Company’s current status and achievements.

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

On February 11th, 2016, our CEO, Dr. Seymour presented an overview of the Company’s platform technology and programs at the Disruptive Growth and Healthcare Conference held at the Convene Conference Center, New York City.

On February 8, 2016, our CEO, Eugene Seymour, MD, MPH, presented information about the company’s programs at the BIOCEO conference held at the Waldorf-Astoria Hotel in New York City.

On January 23, 2016, the Company held its 2015 Annual Shareholders Meeting at the Sheraton Hotel in Stamford, CT.

On January 13, 2016, our CEO, Eugene Seymour, MD, MPH, presented an overview of the Company at the Biotech Showcase conference in San Francisco.

On December 3, 2015, the Company’s CEO Eugene Seymour, MD, MPH presented an overview of the Company at the LDMicro conference at the Luxe Hotel in Los Angeles. LD Micro is an investment newsletter firm that focuses on finding undervalued companies in the micro-cap space.

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

Nanomicelle - A term coined to describe the micelles formed from the backbone polymer of a nanoviricide sans attached ligands.

Pendant polymeric micelles - A polymeric micelle forms from a polymer whose chemical constitution is such that even a single chain of the polymer forms a micelle. A pendant polymer is a polymer that has certain units in its backbone that extend short chains branched away from the backbone. Pendant Polymeric Micelles therefore are polymeric micelle materials that are a class of pendant polymers, and naturally form exceptionally well-defined, self-assembling, globular micelles with a core-shell architecture.

Mutations - The ability (of a virus) to change its genetic structure to avoid the body’s natural defenses. Mutant viruses are created from a parent virus strain through a process of natural selection under pressure as it replicates in a host.

P-Value - In statistical hypothesis testing, the p-value is the probability of obtaining a result at least as extreme as that obtained, assuming that the null hypothesis is true; wherein the truth of the null hypothesis states that the finding was the result of chance alone. The fact that p-values are based on this assumption is crucial to their correct interpretation. The smaller the p-value, the greater is the probability that the observed study results and the comparison control are distinct, and therefore that the study results are not a result of chance alone.

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

Investigational New Drug Application (Investigational New Drug (“IND”) - The process of licensure of a new drug in the US goes through several steps. A simplified explanation of these steps is as follows. Initially a Company may file a pre-IND application to seek meetings with the FDA for guidance on work needed for filing an IND application. The Company obtains data on the safety and effectiveness of the drug substance in various laboratory studies including cell cultures and animal models. The Company also obtains data on chemical manufacturing of the drug substance. These and certain additional data are used to create an IND which the Company files with the FDA. After the FDA approves an IND application, the Company may conduct human clinical studies. A Phase I human clinical trial is designed typically to evaluate safety of the drug and maximum permissible dosage level. A Phase II human clinical trial that follows is designed to evaluate effectiveness of the drug against the disease in a small cohort of patients. A Phase III human clinical trial thereafter is designed to evaluate effectiveness and safety in larger groups of patients, often at multiple sites. The Company may then submit an NDA (New Drug Application) with the data collected in the clinical trials. The FDA may approve the NDA. Once the NDA is approved, the Company can sell the drug in the USA. European countries have similar processes under the European Medicines Agency (EMA). Other countries have similar processes.

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

Economists at Duke University, who proposed the voucher concept in 2006, have calculated that reduction of the FDA approval time from 18 to six months could be worth more than $300 million to a company with a top-selling drug with a net present value close to $3 billion. At this level, the voucher would be expected to offset the substantial investment and risk required for discovery and development of a new treatment for a neglected tropical disease. (David B. Ridley, Henry G. Grabowski and Jeffrey L. Moe, “Developing Drugs For Developing Countries”, Health Affairs, 25, no. 2 (2006): 313-324; doi: 10.1377/hlthaff.25.2.313; © 2006 by Project Hope. and ( http://blogs.cgdev.org/globalhealth/2007/10/fda_priority_review.php ). Some of the PRVs have been “sold” for as much as $250M or so recently.

While there is no indication whether NanoViricides, Inc. can obtain priority review for its drugs against neglected tropical diseases, the high efficacies of our drug candidates lead us to believe that this may be possible. FDA awards priority review status on the basis of several criteria. NanoViricides, Inc. is currently working on several neglected tropical diseases, including Dengue fever viruses, rabies, Ebola/Marburg viruses, among others. Of these, Dengue viruses are explicitly included in the list under this Public Law, and the remaining viruses are eligible for similar treatment according to the language in the Public Law, at the discretion of the Secretary of Health (Food and Drug Administration Amendments Act of 2007, P.L. 110–85, Sept. 27, 2007, http://www.fda.gov/oc/initiatives/fdaaa/PL110-85.pdf ). The Zika virus was added to this list recently.

Products

NanoViricides, Inc. currently has no products for sale. The Company currently has developed reasonably safe and effective drug candidates against eight different indications as demonstrated in pre-clinical cell culture and animal studies. The Company believes that with the funds on hand, it should be able to take at least two of these drug candidates into initial human clinical trials in the near future.

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

The Company’s common stock was listed on the NYSE MKT (A US national exchange) on September 25, 2013. The NYSE MKT Exchange requires additional corporate governance, financial and reporting requirements.

Website

Our website address is www.nanoviricides.com.

We intend to make available through our website, all of our filings with the Commission and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website containing our reports.

Our Contact Information

Our principal executive offices are currently located at 1 Controls Drive, Shelton, Connecticut 06484 and our telephone number is (203) 937-6137 (voice mail). We can be contacted by email at info@nanoviricides.com.

ITEM 1A. RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks or the risks described elsewhere in this report actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our common stock.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “predict” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward- looking statements as a result of certain factors, including those set forth below and elsewhere in this Form 10-K.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2016, we had a cash and cash equivalent balance of $24,162,185. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $64,824,201 at June 30, 2016. Such losses are expected to continue for the foreseeable future. The Company estimates that it has sufficient cash to support current operations through the next two years, i.e. through June, 2018.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

While we believe we currently have sufficient funding to be able to take at least one our drug candidates into initial human clinical trials, we currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2016, we have a cash and cash equivalent balance of $24,162,185, which will be sufficient to fund our operations for the next twenty four months at our budgeted rate of expenditures.

In the event that we cannot obtain acceptable financing, or that we are unable to secure additional financing on acceptable terms, we would be unable to complete development of our various drug candidates. This would necessitate implementing staff reductions and operational adjustments that would include reductions in the following business areas:

•	research and development programs;
•	preclinical studies and clinical trials; material characterization studies, regulatory processes;
•	a search for third party marketing partners to market our products for us.

The amount of capital we may need will depend on many factors, including the:

•	progress, timing and scope of our research and development programs;
•	progress, timing and scope of our preclinical studies and clinical trials;
•	time and cost necessary to obtain regulatory approvals;
•	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;
•	time and cost necessary to respond to technological and market developments;
•	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and
•	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as rent, license payments and other contractual commitments, may increase in the future, as we may:

•	enter into leases for new facilities and capital equipment;
•	enter into additional licenses and collaborative agreements; and
•	incur additional expenses associated with being a public company.

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

All of our products in development are still in the pre-clinical stage, and not submitted to any regulatory agencies in any formal drug licensing or approval processes. We have previously held a pre-IND meeting with the US FDA regarding our anti-influenza drug candidates, in March 2012. However, since then, we have re-evaluated our priorities. We have now prioritized our HerpeCide™ program drug candidates as our highest priority candidates. We believe that we have obtained valuable information at the pre-IND meeting for our ourFluCide program that we believe we can apply to our HerpeCide program in a generalized manner.

Such strategic changes are necessitated due to the limited resources available to us for drug development. We perform such strategic changes in order to maximize our chances of entering into human clinical trials in the regulatory process in the earliest time frame possible, and within the funding available to the Company, guided by input from a number of sources. Such changes are designed to accelerate some programs and would lead to delays in some other programs that receive lower priority, due to our limited resources. We may not be able to accurately assess the effect of such changes on our business plan.

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

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory review, including the review of adverse experiences and clinical results that are reported after our drug candidates are made commercially available. This would include results from any post-marketing tests or vigilance required as a condition of approval. The manufacturer and manufacturing facilities we use to make any of our drug candidates will also be subject to periodic review and inspection by the FDA. The discovery of any previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug or manufacturer or facility, including withdrawal of the drug from the market. If we are required to withdraw all or more of our drugs from the market, we may be unable to continue revenue-generating operations. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured drugs ourselves, including reliance on the third-party manufacturer for regulatory compliance. Our drug promotion and advertising is also subject to regulatory requirements and continuing FDA review.

Development of our drug candidates requires a significant investment in R&D. Our R&D expenses in turn, are subject to variation based on a number of factors, many of which are outside of our control. A sudden or significant increase in our R&D expenses could materially and adversely impact our results of operations.

We currently have sufficient funds on hand to take at least one drug candidate through initial human clinical trials, and at least one other candidate towards regulatory submissions for starting human clinical trials. We believe we will be pursuing two of the candidates from our HerpCide™ program (which at present has four separate disease indications underneath the program) for an IND and initiating human clinical trials with the limited financial resources in hand.

The Company will be unable to proceed with its business plan beyond approximately June 30, 2018, without obtaining additional financing to support its budgeted Research and Development and other costs.

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

Because we have no experience in conducting or supervising clinical trials, we must outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trials in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to meet revenue-generating operations.

We are subject to risks inherent in conducting clinical trials. The risk of non-compliance with FDA-approved good clinical practices by clinical investigators, clinical sites, or data management services could delay or prevent us from developing or ever commercializing our drug candidates.

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

Our clinical trial operations will be subject to regulatory inspections at any time. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with the corrective actions that we or our clinical trial sites have implemented, our clinical trials may be temporarily or permanently discontinued, we may be fined, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our drug candidates or we may be criminally prosecuted. If we are unable to complete clinical trials and have our products approved due to our failure to comply with regulatory requirements, we will be unable to commence revenue-generating operations.

Efforts of government and third-party payers to contain or reduce the costs of health care may adversely affect our revenues even if we were to develop an FDA approved drug.

Our ability to earn sufficient returns on our drug candidates may depend in part on the extent to which government health administration authorities, private health coverage insurers and other organizations will provide reimbursement for the costs of such drugs and related treatments. Significant uncertainty exists as to the reimbursement status of newly approved health care drugs, and we do not know whether adequate third-party coverage will be available for our drug candidates. If our current and proposed drugs are not considered cost-effective, reimbursement to the consumers may not be available or sufficient to allow us to sell drugs on a competitive basis. The failure of the government and third-party payers to provide adequate coverage and reimbursement rates for our drug candidates could adversely affect the market acceptance of our drug candidates, our competitive position and our financial performance.

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

The Company has never manufactured products in the highly regulated environment of pharmaceutical manufacturing. There are numerous regulations and requirements that must be maintained to obtain licensure and the permits required to commence manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We now own facilities that could be used to manufacture clinical quantities of any products that might be developed by the Company.We believe that this cGMP-capable facility may allow us to produce limited quantities of a drug after approval for initial market entry, and that such an effort may make commercial sense if the treatment course requirements and afflicted patient populations are limited, and if the remuneration for the treatment course is appropriate. However, we do not own, nor lease facilities suitable for cGMP manufacture of any of our drug candidates in large commercial quantities, nor do we have the resources at this time to acquire or lease suitable facilities. At present, we have not retained any contract manufacturing organizations (CMO) for commercial manufacture or for clinical product manufacture.

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

As of the date of this filing, we have approximately thirty employees and several consultants and independent contractors. The only consultant/contractor that we consider critical to the Company is TheraCour, discussed in the next risk factor. All other consultant/contractors would be more readily replaceable. We have recently significantly expanded our operations and staff materially and our new employees include a number of key managerial, technical, financial, R&D and operations personnel. The expansion of our business will continue to place a significant strain on our limited managerial, operational and financial resources. We have no experience in integrating multiple employees. Therefore, there is a substantial risk that we will not be able to integrate new employees into our operations which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We license our core technology from TheraCour Pharma Inc. and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates

The Company has entered into a Material License Agreement with TheraCourPharma, Inc. (“TheraCour”) (an approximately 15.8 % shareholder of the Company’s common stock) whereby TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company. No royalties are due to TheraCour from the Company’s inception through June 30, 2016.

We depend on TheraCour and other third parties to perform manufacturing activities effectively and on a timely basis. If these third parties fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval, and these events could harm our competitive position and adversely affect our ability to commence revenue-generating operations. The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and our manufacturers are subject to the FDA’s current Good Manufacturing Practices, which are extensive regulations governing manufacturing processes, stability testing, record-keeping and quality standards and similar regulations are in effect in other countries. In addition, our manufacturing operations are subject to routine inspections by regulatory agencies.

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

Our R&D and manufacturing activities will involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. We carry $8,000,000 casualty and general liability insurance policies. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources and insurance coverage, and our clinical trials or regulatory approvals could be suspended.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc. which owns 16.5% of our Common Stock, and 2,000,000 shares of the Company’s Series A Preferred stock, provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour.

In addition, one of our independent directors, Dr. Milton Boniuk has dispositive power over 2,692,162 shares of common stock, and 187,000 shares of Series A preferred shares. In addition, Dr. Boniuk is the holder, or has dispositive power over $4,000,000 of the Company’s Series B Convertible Debentures and $5,000,000 of the Company’s Series C Convertible Debentures. The Company believes that as a significant investor himself, he represents the interests of the shareholders at large.

Currently, the Company does not allow a conflicting Shareholder, Director, or Executive Officer to vote on matters wherein a conflict may be perceived. The conflicting entity is not allowed to nominate an alternate person to vote for them either. Other than this safeguard, the Company currently does not have any policy in place to deal with such should such a conflict arise

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

The U.S. government has undertaken commitments to help secure improved countermeasures against bio-terrorism. The process of obtaining government contracts is lengthy and uncertain, and we would compete for each contract. Moreover, the award of one government contract would not necessarily secure the award of future contracts covering the same drug. If the U.S. government makes significant future contract awards for the supply of its emergency stockpile to our competitors, our business will be harmed and it is unlikely that we will be able to ultimately commercialize our competitive drug candidate.

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

Our shingles drug candidate would compete with Valtrex®, an approved drug (valacyclovir), and other acyclovir-related nucleoside analogs, and new drugs in the pipeline such as FV-100. These approved drugs are known to have very limited benefit. In addition, FV-100, a VZV-specific nucleoside analog is currently in Phase III clinical trials.

Our HSV-1 and HSV-2 skin cream drug candidates would compete with branded and unbranded available skin creams, such as Abreva™, as well as with branded and unbranded oral drug candidates against herpes, such as those based on acyclovir, valacyclovir, gancyclovir, among others. All of these drugs are known to have limited benefits. It is not known until after human clinical trials whether our drug candidates provide patient benefits beyond those of these drugs. Other drugs against herpes that are in the pipeline, if approved prior to our drug approval, would also be competition. Their patient benefit profiles are not known at present.

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. BioCryst Pharmaceuticals, Inc. has achieved US FDA approval for IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of uncomplicated influenza. Peramivir is approved in Japan and had obtained emergency use authorization in the US. Its effectiveness during multiple clinical trials was found to be very limited. Several H5N1 bird flu, and influenza novelH1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

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

Our nanoviricide eye drops for viral diseases of the eye are currently under development. We have shown significant clinical efficacy in an animal model of EKC (adenoviral epidemic kerato-conjunctivitis). We have also shown very strong in vitro efficacy in HSV-1 reduction in cell cultures. We believe that this drug has a very good efficacy and safety profile, based on current data. There are no approved drugs against all viral diseases of the eye, or adenoviral EKC in particular. Several drugs are available for the treatment of herpes keratitis. Idoxuridine, vidarabine, acyclovir and its derivatives, are among the leading ones. Aganocide is under development, but did not meet its desired end points in a clinical trial recently. We believe that the nanoviricide eye drops should have a significant advantage in terms of reduced frequency of application needed and simple application procedure.

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

As of September 25, 2013, our common stock was listed on the NYSE MKT, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share” or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE MKT may issue anon-compliance letter or initiate delisting proceedings. If our securities are delisted from trading on the NYSE MKT and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

Our Company is required to file periodic reports with the Commission pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our Common Stock, if a market ever develops, could drop significantly, or we could become subject to Commission enforcement proceedings.

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

At June 30, 2016, shareholders of the Company had 16,189,395 shares (as adjusted) of restricted stock, or approximately 28% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 total shares of Common Stock on a post-split basis without additional approval by shareholders. As of June 30, 2016, we had 58,179,699 shares of common stock outstanding, warrants convertible to 6,616,700 shares of common stock and 4,091,094 shares of Series A Preferred Stock convertible into 14,318,829 shares of Common Stock only in the event of a change in control.

As of September 25, 2013, our common stock is listed on the NYSE MKT national exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2016, 16,189,395 of 58,179,699 issued and outstanding shares (as adjusted) of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 4,091,094 shares of Series A Preferred Stock are restricted and convertible into 14,318,829 shares of Common Stock only in the event of a Change of Control of the Company.

Approximately 3,424,866 shares of our restricted shares of common stock (as adjusted) are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

Quarter ended	Low price	High price

June 30, 2016	$1.49	$2.54
March 31, 2016	$1.03	$3.27
December 31,2015	$1.01	$1.40
September 30, 2015	$1.00	1.75

June 30, 2015	$1.44	$2.37
March 31, 2015	$2.13	$3.15
December 31,2014	$2.58	$3.99
September 30, 2014	$3.06	$4.73

Number of Shareholders.

As of June 30, 2016, a total of 58,179,699 shares of the Company’s common stock are outstanding and held by approximately 171 shareholders of record of our common stock. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 41,990,304 shares are unrestricted, of which, 2,045,229 shares are held by affiliates. Approximately 1,843,416 shares are restricted securities held by non-affiliates, and the remaining 14,345,979 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2016, there were 6,616,700 warrants to purchase the Company’s Common Stock outstanding.

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

On September 12, 2013, post reverse split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before expenses of the Offering of $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 2014 certain of these Unit Holders exercised 75,000 and 25,000 Warrants respectively to purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,250 respectively.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of nine months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing. Upon issuance of the 58,910 Compensation Warrants, the Company recognized costs associated with the sale of securities ( a capital item ) of $113,696 and a corresponding increase in additional paid in capital of $113,696.

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

On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,207 before expenses of the Offering of approximately $1,200,000, which includes placement agent fees. The Company intends to use the proceeds for general business purposes and expects that it will be able to accelerate the development of its drug candidate pipeline with this additional funding.

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

On February 1, 2014, the Company’s Board of Directors authorized the issuance of 29,662 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $102,001 which is the fair value at the date of issuance using the fair market value of the Company’s common stock on the date issued.

For the year ended June 30, 2014, the Board of Directors authorized the issuance of 571,429 fully vested shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures. The Company recorded an interest expense of $2,605,716 for the year ended June 30, 2014 using the fair market value of the Company’s common stock on the date issued.

For the year ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 13,146 fully vested shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000 which is the fair value at the date of issuance using the fair market value of the Company’s common stock on the date issued.

For the year ended June 30, 2014 the Board of Directors authorized the issuance of 203,079 fully vested shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $2,123,014 which is the fair value at the date of issuance.

For the year ended June 30, 2014, the Company authorized the issuance of 71,430 fully vested shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $287,860 which is the fair value at the date of issuance using the fair market value of the Company’s common stock on the date issued.

For the year ended June 30, 2014 the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 72,439 shares of common stock. The warrants expire during the fiscal year ending June 30, 2018.  The Company recorded a consulting expense of $199,849.

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

On February 1, 2015 the Company’s Board of Directors authorized the issuance of 571,429 shares of the Company’s $0.001 par value common stock as annual interest payable to holders of the Company’s Series B Debentures. The Company recorded interest expense of $1,502,870 for the year ended June 30, 2015 calculated using the fair market value of the Company’s common stock on the date issued.

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

Fiscal Year Ending June 30, 2016 Transactions

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

For the year ended June 30, 2016, the Scientific Advisory Board was granted fully vested warrants to purchase 68,592 shares of common stock at exercise prices between $1.44- $2.18 per share expiring in the fiscal year ending June 30, 2020.  These warrants were valued at $42,886 and recorded as consulting expense.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 57,649 shares of its Series A Convertible Preferred Stock which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $263,698 which is the fair value at date of issuance.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Diwan. 75,000 shares vested on June 30, 2016 and the remainder of the shares will vest over the remaining two years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares of $309,344 for the year ended June 30, 2016. The balance of $564,410 will be recognized as the remaining shares are vested.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Seymour. 75,000 shares vested on June 30, 2016 and the remainder of the shares will vest over the remaining two years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares of $309,344 for the year ended June 30, 2016. The balance of $564,410 will be recognized as the remaining shares are vested.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 106,554 shares of its common stock which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $158,000 which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 29,852 shares of its common stock which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $45,000 which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company's Board of Directors authorized the issuance of 72,725 shares of its common stock which are fully vested with a restricted legend for employee compensation. The Company recorded an expense of $142,589 which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 313,155 shares of its common stock for the exercise of 428,573 stock options on a cashless exercise basis.

For the year ended June 30, 2016, the Company's Board of Directors authorized the issuance of 101,558 shares of its common stock to holders of the Company’s Series B Debentures. Two Holders of the Company’s Series B Debentures elected to receive a total of $160,000 of the quarterly interest payments in restricted common stock of the Company. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

For the year ended June 30, 2016, the Company's Board of Directors authorized the issuance of 313,785 shares of its common stock to the Holder of the Company’s Series C Debentures. The Holder of the Company’s Series C Debentures elected to receive $375,000 of the quarterly interest payments and $125,000 of the deferred interest in restricted common stock of the Company. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

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

Statements of Operations Data:

	Years Ended June 30,
	2016	2015	2014	2013	2012
(in thousands, except per share amounts)
Operating expenses:

Research and development	$5,028,970	$3,660,322	$5,131,523	$4,292,909	$4,265,933

General and administrative	3,830,531	3,402,778	3,535,849	2,297,470	1,815,816

Total operating expenses	8,859,501	7,063,100	8,667,372	6,590,379	6,081,749

Loss from operations	(8,859,501)	(7,063,100)	(8,667,372)	(6,590,379)	(6,081,749)

Other income (expense):
Interest income	62,638	160,859	171,001	55,587	46,787
Interest expense	(1,042,470)	(2,649,592)	(3,092.550)	(962,535)
Discount on convertible debentures	(1,427,218)	(1,175,344)	(569,495)	(129,006)
Change in fair value of derivatives	541,922	8,529,005	(1,443,200)	(1,249,335)	(172,245)

Total other income (expense), net	(1,865,128)	4,864,928	(4,934,244)	(2,285,289)	(125,458)
Loss before income taxes	(10,724,629)	(2,198,172)	(13,601,616)	(8,875,668)	(6,207,207)
Income tax provision	-	-	-	-	-
Net loss	$(10,724,629)	$(2,198,172)	$(13,601,616)	$(8,875,668)	$(6,207,207)
NET LOSS PER COMMON SHARE
- Basic	$(0.19)	$(0.04)	$(0.27)	$(0.19)	$(0.15)
- Diluted	$(0.19)	$(0.09)	$(0.27)	$(0.19)	$(0.15)
Weighted average common shares outstanding
- Basic	57,669,472	56,553,848	51,225,622	45,892,549	42,763,481
- Diluted	57,699,472	59,220,515	51,225,622	47,606,835	42,763,481

Balance Sheets Data:

	As of June 30,
	2016	2015	2014	2013	2012

Cash and cash equivalents	$24,162,185	$31,467,748	$36,696,892	$13,923,245	$14,274,985
Working capital	17,637,629	31,081,278	36,437,242	13,343,441	12,809,544
Total assets	36,633,418	44,187,089	43,859,995	16,407,554	15,629,808

Long term liabilities	6,841,190	11,800,327	19,972,953	7,219,718	-
Accumulated deficit	(64,824,201)	(54,099,572)	(51,901,400)	(38,299,784)	(29,424,116)
Stockholders’ equity	23,048,214	31,785,867	23,369,303	8,009,652	13,850,193

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Our goal, which we can give no assurance that we will achieve, is for NanoViricides, Inc. to become the premier company developing highly safe and effective drugs that employ an integrated multiplicity of actions as enabled by our nanomedicine approach for anti-viral therapy.

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock (See, Item 5). The Company does not currently have any long term debt, other than Series B Convertible Debentures of $6M and the Series C Convertible Debentures of $5M presented in the Financial Statements and more fully described herein. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Our Collaborations and Service Contract Agreements

Our development model is to employ collaborations and service contract relationships with renowned academic labs, government labs, as well as service contracts with external service providers in order to minimize our capital requirements.

All of our agreements provide for the evaluation of Nanoviricides® substances created and provided by the Company to the Laboratory (or Collaborator). In general, the Laboratory is compensated for certain material and personnel costs for these evaluations. The evaluations involve in vitro and in vivo scientific studies at the Laboratory using their established protocols. In some cases, the Company provides scientific input regarding certain modifications to their protocols as may be needed. The Laboratory returns the results and data to the Company. The Laboratory is allowed to publish the results after allowing time for the Company to protect intellectual property (IP) as needed. The Company sends nanoviricides as well as positive control (i.e. known therapeutics) and negative control (i.e. known not to work) compounds as needed in a fully formulated, ready to use form, to the Laboratory. All IP related to the nanoviricide materials, their formulations and reformulations, and their usage, rests with the Company. Any IP developed by the Laboratory regarding their own know-how, such as laboratory tests, their modifications, etc. rests with the Laboratory. Joint inventions are treated as per applicable US Laws.

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

Our current relationships include:

For Herpes Virus Infections, and for Viral Diseases of the Eye (Adenoviruses, Herpesviruses - Epidemic Kerato-conjunctivitis (EKC), Herpes Keratitis):

1.	The CORL at the University of Wisconsin, Madison, WI
2.	The Campbell Lab at the University of Pittsburgh, PA
3.	Department of Ophthalmology, Baylor University College of Medicine, Houston, TX
4.	TransPharm Preclinical Solutions, MI, a CRO

For Influenza Viruses:

1.	The Webster Lab at St Jude Children’s Hospital, TN
2.	Integrated Biotherapeutics, Inc., MD.
3.	Public Health England, UK
4.	Southern Research Institute, AL.

For Dengue Hemorrhagic Fever Viruses:

1.	University of California at Berkeley, Prof. Eva Harris Lab.

For HIV:

1.	Southern Research Institute, Frederick, MD.
2.	Other collaborations in development.

For Ebola/Marburg Viruses:

1.	United States Army Medical Institute of Infectious Diseases (USAMRIID), Dr. Pamela Glass Lab.
2.	Public Health England, UK.

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

We have also recently signed a Master Services Agreement with Integrated Biotherapeutics, Inc. (“IBT”), Gaithersburg, MD, a provider of pre-clinical anti-viral evaluation services. We intend to perform certain influenza drug candidate studies at IBT.

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

To date, we have entered into the following collaborations.

HSV-1 and HSV-2 Nanoviricides Efficacy Evaluation Agreement with the Collaborative Ophthalmic Research Laboratories (CORL) at the University of Wisconsin, Madison, WI.

In January 2016, we signed an agreement with CORL. Under this agreement, CORL will perform evaluation of efficacy of our nanoviricides drug candidates in cell culture assays as well as in small animal studies towards the goal of filing an IND application for ocular Herpes Keratitis, and possibly for recurrent Herpes Labialis (RHL, “cold sores”). The studies will be performed in the laboratory of Dr. Curtis Brandt, an expert in herpes simplex virus infections and in evaluating anti-viral agents.

Evaluation of Nanoviricides Efficacy Against Ocular Viral Infections; Agreement with the Campbell Lab at the University of Pittsburgh, PA

In January 2016, we signed an agreement with the Campbell Lab. Under this Agreement, the Campbell Lab will perform evaluation of efficacy of our nanoviricides drug candidates in cell culture assays against various strains of HSV-1, HSV-2, and Adenoviruses. Successful candidates will be further evaluated for efficacy in industry standard ocular animal models for Herpes Keratitis as well as Adenoviral Epidemic KeratoConjunctivitis (EKC), towards the goal of filing IND application(s) for ocular Herpes Keratitis, and for EKC. The research will be performed in the Charles T. Campbell Ophthalmic Microbiology Laboratory by Dr. Eric Romanowski, Research Director. Dr. Romanowski has extensive experience in ocular virus infections and anti-viral agents discovery.

Agreement with the Department of Ophthalmology, Baylor University College of Medicine, Houston, TX

In February 2016, we signed an agreement with the Pflugfelder Lab at Baylor. Under this Agreement, the Lab will perform confirmatory testing of certain nanoviricides for efficacy in a small animal model of Herpes Keratitis. The research will be supervised by Dr. Stephen Pflugfelder, Professor of Ophthalmology and the James and Margaret Elkins Chair in Ophthalmology at Baylor. Dr. Pflugfelder has extensive experience in ophthalmological research as well as in ocular drug development, including conducting clinical trials. The research will be performed in the laboratories of the Department of Ophthalmology. This program is currently on hold until appropriate personnel are hired at the Lab.

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

The HerpeCide program has thus advanced to the lead identification stage now. We are now working on this program with a high priority, in parallel with our Injectable FluCide program.

Professor Rosenthal retired in December 2014, continued his laboratory and our R&D through April 2015, and has closed the lab thereafter. He is now Professor at Roseman University of Health Sciences College of Medicine, NV. He continues as Professor Emeritus at Northeast Ohio Medical University (NEOMED).

Pre-Clinical Services Agreement with TransPharm

In January 2015, we commenced a master pre-clinical studies agreement with Transpharm Preclinical Solutions (“TransPharm”), a pre-clinical research services organization (CRO) in Jackson, MI. TransPharm has and will perform the topical dermal efficacy studies for our anti-HSV drug candidates. The agreement can also be extended to other indications for which TransPharm may already have an animal model or may be able to establish an animal model.

Regulatory Consulting and Advisory Agreement with Biologics Consulting Group, VA (BCG).

In July 2011 we signed an agreement with Biologics Consulting Group to help us with our regulatory strategy and filings. Several of the members of the BCG faculty had experience working as part of the US FDA.

BCG has helped us with the pre-IND filing for our anti-Influenza drug candidate, and for developing the herpesvirus treatment strategy.

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

The first study of nanoviricide effectiveness against adenoviral EKC was completed at Feinstein in June, 2008. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment.

Anti-Influenza Drug Development Agreement with the Webster Lab at St Jude Children’s Hospital, Memphis, TN

In May 2016, we signed an agreement with the Webster Lab at St. Jude Children’s Hospital. Under this Agreement, the Webster Lab will evaluate nanoviricide drug candidates in cell culture studies against a large number of Influenza viruses to optimize the efficacy and broad-spectrum for a clinical development candidate. Variations on the previously selected ligand in NV-INF-1 and NV-INF-2 will be performed if necessary.

The testing of these candidates for anti-influenza activity will be performed in the laboratory of Dr. Elena Govorkova in collaboration with Dr. Robert G. Webster and will include both in vitro and in vivo studies. They have extensive experience in influenza virus infections with a large number of different influenza strains, and in anti-viral agents discovery. The overall objective of these studies will be to help select clinical drug development candidates for the treatment of influenza virus in humans, using both the injectable and oral administration routes. Injectable administration is preferable for hospitalized patients that are extremely sick, while oral administration is preferred for out-patients.

The most optimal candidate will then be evaluated against a wide variety of Influenza viruses in small animal efficacy studies with a goal of obtaining data for an IND submission for Injectable FluCide drug candidate for severely ill hospitalized patients, and also for Oral FluCide drug candidate for out-patients with Influenza.

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

Clinical Study Agreement, dated May 6, 2009, between NanoViricides, Inc. and TheVac, LLC. (“Laboratory”).

On May 6, 2009, the Company entered into a Clinical Study Agreement with THEVAC, LLC, a company affiliated with the Emerging Technology Center of the Louisiana State University. TheVac performed biological testing of certain anti-herpes nanoviricides. TheVac conducted studies on the effect of anti-herpes nanoviricide drug candidates against certain herpes simplex viruses in cell culture models. The studies indicated a >99.9% reduction in HSV-1 in cell culture assays by certain of our nanoviricide drug candidates. The Company paid the Laboratory the amount of $55,000 for the studies.

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

KARD Scientific, LLC, Beverly, MA has performed several of the animal studies for evaluation of efficacy and of preliminary safety of our nanoviricides drug candidates against Influenza and HIV to date. KARD’s contract services operations were closed down by its owner, Dr. Krishna Menon, due to personal reasons in 2014.

Previously, in December, 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of our anti-Influenza drug candidates in the FluCide™ program were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing of RabiCide-ITM, the Company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008.

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

In April 2014, we finalized a Master Services Agreement (MSA) with Public Health England (PHE), UK the British government’s equivalent of the U.S. Centers for Disease Control. This agreement allows for animal efficacy evaluation of various nanoviricides drug candidates against viruses of mutual interest at the BSL2, BSL3 or BSL4 facilities at PHE-UK as the case may be. Previously, we had signed a Non-Disclosure Agreement with PHE in July 2013. The MSA allows the scientists at Public Health England to develop a specific proposal for the testing of different nanoviricides, such as FluCide™, against viruses of “mutual interest” to both organizations.

In May 2014, we executed a Master Services Agreement with Integrated Biotherapeutics, Inc. (“IBT”), Gaithersburg, MD, a provider of pre-clinical anti-viral evaluation services. We intend to perform certain influenza drug candidate studies at IBT.

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

In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) we will pay $2,000 or actual costs monthly, whichever is higher, for other general and administrative expenses incurred by TheraCour on our behalf; (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc.; (5) TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others; and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the year ended June 30, 2016, 2015 and 2014 were $3,731,498, $2,403,126 and $2,611,754 respectively. At June 30, 2016, open accounts payable of $767,454 is due TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2016.

TheraCourPharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCourPharma, Inc., which itself owns approximately 15.7 % of the Common Stock of the Company.

TheraCourPharma, Inc. owns 9,619,170  shares of the Company’s outstanding Common Stock and 2,000,000 shares of the Company’s Series A Preferred Stock at June 30, 2016.

The Company’s Drug Pipeline

Table 2. Drug Products in Development

	Project	Drug	Virus	Indication	Development Stage	Priority
I	HerpeCide™ Dermal Topical and Eye Drops	1	HSV-1	Herpes "Cold Sores", Recurrent Herpes Labialis (RHL)	Advanced Preclinical	A
		2	HHV-3 (VZV)	Shingles, PHN, Chicken-pox.	Advanced Preclinical	A
		3	HSV-2	Genital Herpes	Preclinical	C
		4	HSV-1, HSV-2	Ocular Herpes Keratitis (HK)	Preclinical	B
II	FluCide™ Broad-Spectrum Anti-Influenza nanoviricide	5	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Injectable FluCide™ for hospitalized patients	Advanced Preclinical; Pre-IND Meeting held with US FDA	C
		6	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Oral Flucide™ for outpatients	Advanced Preclinical; Pre-IND Meeting held with US FDA	C
III	Nanoviricide Eye Drops	4	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical	B
IV	DengueCide™	7	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical	D
V	HIVCide ™	8	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical	D
VI	Other Nanoviricides Drug Projects	-	Ebola/Marburg, Rabies, MERS, Others	Broad-Spectrum nanoviricide against different viruses	R&D	E
VII	Long Term Projects	-	Various	Technologies for Cures for Persistent Viral Diseases	R&D	E

Management has significantly reprioritized its drug development programs with a view to bring its first drug candidate into human clinical trials as soon as possible. Table 2 lists the current drug development programs, targeted viruses, specific indications, current development stage, and priority levels.

The Company currently has drug candidates for eight different indications in various stages of development towards IND-filings. Of these, we believe that the Skin Cream against VZV and the Skin Cream against Herpes Labialis (or Recurrent Herpes Labialis, RHL) present the most rapid opportunities for maturing into clinical trials. We believe that the FluCide drug candidates will follow later because of the significant development work that needs to be performed in pre-clinical studies against a number of different influenza virus strains and subtypes.

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

HerpeCide - We are currently optimizing the anti-HSV ligands in animal studies for different disease indications. We believe we will be able to successfully advance the optimized drug candidates into an IND and human clinical trials. We are developing anti-herpesvirus drugs against four different indications at present, namely, (1) skin cream for topical treatment of shingles (VZV), (2) skin cream for herpes labialis and recurrent herpes labialis (RHL) (HSV-1), (3) Eye drops for Herpes Keratitis treatment, and (4) skin cream for genital herpes (HSV-2) treatment.

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

FluCide. Injectable and Oral forms of the broad-spectrum anti-influenza drug candidate are currently in preclinical studies against all common influenzas as well as avian influenza H5N1. It is based on ligands that we have developed through rational drug design. These ligands are based on a well-known mechanism by which influenza viruses bind to cells. One mechanism involves the hemagglutinin coat protein of influenza virus binding to sialic acids on cell surfaces. Our broad-spectrum ligand used in FluCide is based on the sialic acid expressed by cells. Therefore, it is expected to work well against all of the influenza viruses. Since all influenza viruses, no matter what type (A, B, C), which subtype (e.g. HxNy of Influenza A), or clades, or strains, must bind to one of two varieties of sialic acid, we have designed the ligand such that all of the influenza viruses may bind to our ligand. If an influenza virus escapes FluCide, this mutant virus would be unable to bind to both types of sialic acids, and would be thus unable to infect most animal species, including birds and mammals. We are currently developing an Injectable FluCide drug for hospitalized patients, and an Oral FluCide drug for the rest of the patients.

DengueCide - We obtained an orphan drug designation from the US FDA for our lead drug candidate in this program. We now plan on engaging into full pre-clinical development program for this drug candidate.

HIVCide is our first announced drug project against HIV-I. Our first HIV drug to be developed is a targeted nanoviricide against HIV and is engineered with specific recognition ligands that allow multiple-point binding to inactivate HIV virus in the bloodstream.

The Company thus has a strong and growing drug pipeline to take us several years into the future. The Company already has technologies in development that promise to yield even better drugs against various diseases as the drugs we are developing now approach their product end of lifecycle. In particular, we are working on long term research projects for the purpose of eliminating persistent viruses thus providing true cures for many intractable diseases such as HIV/AIDS, Herpes, Shingles, Epstein-Barr Virus, among others.

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

The current approved drugs for influenza include the neuraminidase inhibitors Tamiflu, Relenza, and Peramivir, anti-influenza drugs that are sold by Roche, Glaxo SmithKline (GSK), and BioCryst partners, respectively. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. There is significant viral resistance to the approved M2 channel inhibitors especially in the US. Several companies are developing anti-influenza drugs at present. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, and RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development.

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

There are several drugs in the market that effectively control HSV cold sores and genital herpes lesions in most patients. These include the nucleoside analogues idoxuridine, vidarabine, acyclovir, famciclovir, and derivatives. However, their efficacy is limited or toxicities are high. Brincidofovir, based on the toxic drug cidofovir, is in development by Chimerix, but certain clinical trials involving brincidofovir have failed to meet the desired end points.

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

The FDA must “license” a drug before it can be sold in the United States. As of the date of this filing, the FDA has approved other nano-particulate drugs including Emend® by Merck and Rapamune® by Wyeth, as well as others. The general process for FDA approval is as follows:

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

Nature, timing and estimated costs

The Company had budgeted approximately $1,500,000 for the material development, production and testing of this drug in 2012 and 2013, an additional $2M in 2014, and spent approximately $1.6M in 2015 on this project. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, as well as extensive pre-clinical efficacy studies in both cell cultures and in animal models against a large number of different subtypes of Influenza viruses. We have presently budgeted this work plan at $2,500,000. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $5,000,000 for the initial human clinical trials and associated expenses of this drug candidate. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies and the initial human clinical trials.

Anticipated completion date	Preclinical stage workload remaining is approximately 12-18 months. However, because of the complexities of FluCide development including number of Influenza virus strains, etc., the project speed is limited by our available third party collaborations. We have now signed a collaborative agreement with the Webster Lab at the St. Jude Children’s Hospital in Memphis, TN for this purpose. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to be achieved in 9 to 12 months after we begin scale up production in the new facility. This project has priority level C, behind the Topical HerpeCide projects.

Timing of commencement of expected material net cash inflows	If we complete our preclinical studies in the next 12~18 months, and also are able to produce clinical batches at the end of this period, we can expect Phase I and Phase II human clinical trials to be completed at the earliest by 2018-2019. However, we have assigned a lower priority to this project, and this may cause reduced personnel, time, and budget allocation that could cause delays. Revenues may occur as a result of licensing the drug to another pharmaceutical partner at this stage. After Phase III clinical trials completion, revenues are expected to occur after FDA approval and marketing of the drug. Revenues may occur earlier if Flucide is approved for use in other countries or if the BARDA authority determines that FluCide should be stockpiled in the USG CDC stockpile of drugs for defense against pandemic influenza. If we are successful in partnering the drug with another pharmaceutical Company, we may see revenues much earlier than FDA approval.

The potential market for Injectable FluCide may be in the range of $300M to $3B, depending upon market penetration and other conditions. Our current manufacturing capability at the Shelton plant may be estimated to be capable of supplying approximately $50M-$200M of the demand at full-scale operation, depending upon the cost of the drug and the dose required. This production scale is believed to be sufficient for initial market entry and is expected to be able to produce revenues that can fuel a larger manufacturing capacity needed for this drug product. However, the Company intends to license commercial manufacture of this drug to a commercial partner.

Project 2	Oral FluCide™ against All Influenzas for Out-Patients

Current status	We have developed a highly effective anti-influenza drug candidate that is active when given orally. We believe that we will be able to optimize this drug candidate and declare a clinical candidate with a limited amount of structure-activity-relationship (SAR) efficacy studies. This single drug is expected to be effective against most if not all influenza viruses. It is expected to be highly effective against all Influenza A viruses including bird flu H5N1 all clades, Highly Pathogenic Avian Influenzas of all types, subtypes and strains, seasonal Influenzas, H7N9, H3N2, as well as 2009/H1N1 epidemic virus. We are now engaging into advanced pre-clinical drug development, or IND-enabling studies. After completing the SAR studies, we will need to perform synthesis scale up studies and the studies required for the Chemistry, Manufacture and Controls section of an IND application. We believe that these studies will benefit from the studies already performed for the injectable FluCide version, as both the oral and injectable drug candidates employ the same virus-binding ligand. We intend to perform Safety and Toxicology studies (“Tox Package”) when sufficient quantities become available. We also plan to perform additional animal studies as well as cell culture studies for efficacy of this drug candidate against a limited, unrelated influenza virus subtypes and strains. These studies are required for developing an Investigational New Drug (IND) application to the US FDA.

Nature, timing and estimated costs	The Company had budgeted approximately $500,000 for the material development, production and testing of this drug in 2012 and 2013. These costs were paid from our available cash balances. Management has determined the results to be satisfactory. We now need to perform SAR, followed by material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,500,000. The Company intends to undertake these oral influenza drug studies after advancing Topical HerpeCide (4) and Injectable Influenza and drug candidates into clinical stage. If we are successful with the IND, we could begin Phase I and Phase II human clinical trials. We have estimated costs of approximately $10,000,000 for the initial human clinical trials of this drug candidate.

Anticipated completion date	Preclinical stage is expected to be completed in 9-24 months after filing an IND application for our Injectable FluCide drug candidate, based on our current prioritization, and is dependent on external contractor dependencies. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to be achieved in 9 to 12 months following cGMP production of the injectable FluCide drug candidate.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable. The volume of demand at market introduction would be too large to be manufactured in our current facilities. However, we believe as we advance the Injectable FluCide into human clinical trials, we will be able to resolve the large scale manufacturing issues. We intend to license large-scale manufacture to a commercialization partner.

Timing of commencement of expected material net cash inflows	Due to several uncertainties and external dependencies in this project, initial revenues commencement date cannot be projected reliably at present. The potential market for oral FluCide may be in the range of $1B to $10B, depending upon market penetration. However, the large market will also require a larger manufacturing facility. We believe that a successful Phase IIa human clinical study should enable the capital formation required for building a larger scale manufacturing facility.

Project 3	Nanoviricide Eye Drops for all Viral Infections of the External Eye

Current status	We have developed new, broad-spectrum. ligands that should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures against two different strains of HSV-1, and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. The majority of these viruses are adenoviruses or HSV. We have recently found excellent effectiveness of our anti-herpes nanoviricide drug candidates against HSV-1. We believe that the same drug candidate should work well in the external eye application when formulated appropriately.

Nature, timing and estimated costs	The Company has budgeted approximately $300,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $1,500,000. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies. The priority level for this project is B, following the Topical Shingles Skin Cream and the HerpeCide for Cold Sores.

Anticipated completion date	Pre-clinical stage workload is estimated at 18-24 months. We have established collaborations with CORL at U Wisconsin, the Campbell Lab at U Pittsburgh, and Baylor to enable different animal models with different viruses for ocular nanoviricide efficacy and safety evaluations.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	We believe that our current cGMP-like manufacturing facility has the capacity for the production of clinical quantities as well as for initial market entry for ocular nanoviricide. We may need to engage with a commercialization partner for manufacturing of the marketed drug, when ready.

Timing of commencement of expected material net cash inflows	Much of the drug candidate optimization for this project may be performed in the context of our Topical HerpeCide project, although some special issues related to infection and treatment of the eye and the treatment of adenoviruses will remain and will need to be worked out as part of this project. As an alternative, the Company may advance a separate drug candidate against ocular herpes infections (herpes keratitis, HK), as an outgrowth of the dermal herpecide program. Such a HK-only drug candidate may be expected to go into IND filing stage about 9-12 months after the IND filing of a dermal herpecide.

The potential market size for an HK-only drug may be in the $1B range. A single broad-spectrum drug that works against adenoviruses as well herpesvirus infections of the eye is much more desirable from a clinical standpoint. There is no treatment for adenoviral infections of the eye at present, although they are self-limiting.

Project 4	HIVCide™, nanoviricide against HIV/AIDS viruses

Current status	HIV-Cide is currently in preclinical studies. It is designed to mimic the site at which all HIV gp120 bind to the CD4 receptor. It is therefore expected to work against all HIV-1 subtypes and strains. HIV-Cide has been successfully tested in SCID-huThy/Liv mouse model and was found to have very high efficacy, equal to that of >25X (2,500%) dosage level of the triple drug HAART combination therapy. In vitro studies against two different HIV-1 strains were very successful. The Company is planning additional in-vivo and in-vitro studies at various institutions and subcontractors to further optimize the drug candidate.

Nature, timing and estimated costs	The Company has budgeted approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $7,000,000. We conduct HIVCide development at a slow pace because of the inherent long nature of these studies, and also because we do not have sufficient funds to dedicate to this project.

Anticipated completion date	Not known. This is a low priority level D project.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 5	HerpeCide™ for (i) Oral Cold Sores, “Fever Blisters” and (ii) Genital Herpes or Herpetic Ulcers, (iii) Skin Cream for Shingles and PHN (3 Indications)

Current status	HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. It is being developed as a skin cream or gel formulation. We have recently found excellent effectiveness of our anti-herpes nanoviricide drug candidates against HSV-1 in animal studies using a highly aggressive, neurotropic, strain, namely H129c. We have accelerated the Topical HerpeCide program with the goal of developing IND candidates for several herpes virus disease indications.

Nature, timing and estimated costs	This program is at the top priority level of “A”. The Company has budgeted approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	The IND-enabling studies workload is expected to be about 9-18 months, depending upon potential risks in achieving cGMP-like production, assuming we continue to achieve reproducible successes in efficacy and safety evaluations. We have engaged with TransPharm preclinical services to perform animal efficacy studies using the animal model of Professor Ken Rosenthal, as well as with the CORL at U Wisconsin, for similar dermal (and ocular) small animal model evaluations. We plan on entering additional collaborations with appropriate parties for shingles-related studies.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely

The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Clinical studies for a topical drug for (i) shingles breakout, or (ii) herpes labialis (“cold sores”) dermal herpes breakouts are expected to be somewhat complex. While Phase I clinical studies are rather simple due to the topical nature, Phase II studies would require recruitment of patients when breakout occurs, and would also require a current approved treatment arm such as Valtrex™. We are working on developing relationships with clinical hospitals for this purpose. We believe that our current cGMP-like manufacturing facility has the capacity for the production of clinical quantities as well as for initial market entry. We may need to engage with a commercialization partner for manufacturing of the marketed drug, when ready.

Timing of commencement of expected material net cash inflows	The market size for an effective topical shingles cream could be about $1B, and for topical herpecide cream or gel is estimated to be around $1-10B. The timing of revenues cannot be predicted at this time.

Project 6	DengueCide™, a nanoviricide against all Dengue viruses

Current status	Anti-dengue nanoviricide drug candidates are currently in preclinical studies. These candidates are being designed to mimic the human cell binding sites common to all types of dengue viruses. The best nanoviricide resulted in a 50% survival of mice in a uniformly lethal animal protocol simulating the ADE effect. This drug candidate has been designated an Orphan Drug for Dengue by the US FDA. This orphan drug designation carries with it several economic benefits that accrue mostly upon drug approval.

Nature, timing and estimated costs	The Company has budgeted approximately $1,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000. This is low priority project, level “D”. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	Not known

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 7	EbolaCide™: Anti-Ebola nanoviricide

Current status

We have suspended this program. We had restarted it due to the worldwide emergency and severe threat posed by the ebola pandemic of 2014 that appeared to be expanding out of control. This program can be restarted if non-dilutive funding becomes available. All of the previously funded projects that had developed viable drug candidates with pre-clinical successes have failed in the field in the ebola epidemic. This is primarily because of the highly specific nature of the drugs such as antibodies (zMAPP), siRNA (Tekmira), and oligonucleotides (Sarepta). Favipravir (Takeda), as well as brincidofovir (Chimerix) had very limited efficacy in pre-clinical studies. In addition, Sarepta and BioCryst did not advance their anti-Ebola drug candidates into efficacy clinical trials. Thus, anti-ebola drug is still an unmet medical need.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application late in calendar year 2017 at best, and we believe we have the funding needed for the same. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We have experienced unanticipated delays in construction, post-construction modifications, and equipment set-up at our new Shelton facility that cumulatively effectively delayed our work-plan towards IND filing of our first drug candidate by more than 24months. However, we believe that most of those issues are now overcome.

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

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2016, 2015 and 2014.

Comparison of the Year End June 30, 2016 to the Year Ended June 30, 2015

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - General and administrative expenses increased $ 427,753 to $ 3,830,531 for the year ended June 30, 2016, from $3,402,778 for the year ended June 30, 2015. The increase in general and administrative expenses is generally attributable to an increase in stock compensation paid to employees and an increase in employment.

Research and development expenses for the year ended June 30, 2016 increased $1,368,648 to $5,028,970 from $3,660,322 for the year ended June 30, 2015. This year to year increase is generally attributable to the increase in the number of employees and salaries, an increase in lab supplies and chemicals and an increase in stock compensation to research scientists.

Other Income (Expenses)- Interest income was $62,638 and $160,859 for the years ended June 30, 2016, and 2015, respectively. Interest income included interest on cash or cash equivalent deposits in interest-bearing account. Interest income decreased due to decrease in interest rates. The Company has incurred interest expense of $1,042,470 and $2,649,592 for the years ended June 30, 2016 and June 30, 2015 respectively. The Company amortizes the discount on its Series B and Series C Debentures which were calculated at issuance. The Company recognized an amortization of bond discount expense of $1,427,218 and $1,175,344 for the years ended June 30, 2016 and 2015, respectively.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2016, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $27,800,000. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2016, the Company had a net loss of $10,724,629, or a basic loss per share of $0.19 and fully diluted loss per share of $0.19 compared to a net loss of $2,198,172, or a basic loss per share of $0.04 and a fully diluted loss per share of $0.09 for the year ended June 30, 2015. The increase in the Company’s net loss from the year ended June 30, 2015 to the year ended June 30, 2016 of $8,526,457 is generally attributable to the smaller gain resulting from the change in fair value of derivatives, and offsetting decreases in noncash expenses and interest expenses and compensation paid in the Company’s stock or other securities.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $24,162,185 and $31,467,748 at June 30, 2016 and 2015 respectively. On the same dates, current liabilities outstanding totaled $6,744,014 and $600,895, respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $64,824,201 and $54,099,572 at June 30, 2016 and 2015, respectively.

The Company estimates that it can support current budgeted operations through June 30, 2018.

While our cash and cash equivalent balance is sufficient for us to continue our operations through June 30, 2018, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, and/or research and development projects.

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

Other Income (Expenses) – Interest income was $160,859 and $171,001 for the years ended June 30, 2015, and 2014, respectively. Interest income included interest on cash or cash equivalent deposits in interest-bearing account. The Company has incurred interest expense of $2,649,592 and $3,092,550 for the years ended June 30, 2015 and June 30, 2014 respectively. The Company amortizes the discount on its Series B and Series C Debentures which were calculated at issuance. The Company recognized an amortization of bond discount expense of $1,175,344 and $569,495 for the years ended June 30, 2015 and 2014, respectively. The increase in bond discount expense arises from the Series C Debenture issued on July 2, 2014.

Income Taxes – There is no provision for income taxes due to ongoing operating losses. As of June 30, 2015, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $34,327,000. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2015, the Company had a net loss of $2,198,172, or a basic loss per share of $0.04 and fully diluted loss per share of $0.09 compared to a net loss of $13,601,616, or a basic loss per share of $0.27 and a fully diluted loss per share of $0.27 for the year ended June 30, 2014. The reduction in the Company’s net loss from the year ended June 30, 2014 to the year ended June 30, 2015 of $11,403,444 is generally attributable to decreases in noncash expenses and the gain resulting from the change in fair value of derivatives, and interest expenses and compensation paid in the Company’s stock or other securities.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $31,467,748 at June 30, 2015. On the same date, current liabilities outstanding totaled $600,895.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $54,099,572 at June 30, 2015.

Current Financial Status

NanoViricides technology is now maturing rapidly toward clinical drug trials, with the new facility, expanded staff, and the financial strength that we have attained since uplisting to NYSE-MKT in September 2013.

As of June 30, 2016, the end of the reporting period, we have $24,162,185 in cash and cash equivalents, pre-paid expenses of $219,458 and $11,760,767 of Property and equipment net of accumulated depreciation. Our short-term liabilities were at $6,744,015 and long term liabilities were $6,841,190. Stockholders’ equity stood at $23,048,214. In comparison, as of June 30, 2015, we had $31,467,748 in cash and cash equivalents, and additional assets of $214,425 in the form of prepaid expenses. Property and equipment was $11,962,648 (net of accumulated depreciation), and Long term Liabilities were $11,800,327 with Stockholders’ Equity at $31,785,867.

During the reporting period we spent approximately$6.8M in cash toward operating activities and approximately $447K in capital investment. In contrast, we spent approximately $6.2M in cash toward operating activities and approximately $5.76M in capital investment in the year ended June 30, 2015. We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last more than two years. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $64,824,201 at June 30, 2016. For the year ended June 30, 2016, the Company had a net loss of $10,724,629. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The following table 3 summarizes the primary components of our research and development expenses as allocated, during the periods presented in this Annual Report on Form 10-K.

Table 3: R&D Cost Allocations
	Year Ended June 30, 2016		Year Ended June 30, 2015	Year Ended June 30, 2014
All Influenzas: FluCide™	$	,670,000	$1,629,000	$2,000,000
EKC-Cide™, other Eye Viral Infections		1,670,000	100,000	100,000
HIV-Cide™		100,000	100,000	414,000
Herpes infections		1,600,000	670,000	570,000
Dengue		100,000	100,000	600,000
Other (Ebola, and other projects)		300,000	300,000	99,730
Unallocated stock compensation		588,970	761,322	1,347,793
Total Research and development		$5,028,970	$3,660,322	$5,131,523

The Company currently has no long-term debt other than the Series B Convertible Debentures and the Series C Convertible Debentures.

Thus, the Company has ended the year on a strong financial footing. We have not engaged in any additional financings. We believe that we will not need to raise additional capital until after initial human clinical trials of our first drug candidate. We project, based on various estimates that we have obtained, that our current available financing is sufficient for accomplishing the goal of filing one or possibly two IND or equivalent regulatory applications, and initial human clinical trials in at least one of our drug programs. Two of our drug programs, namely our Shingles Skin Cream, and our HerpeCide skin cream for herpes labialis, are expected to enter IND-enabling studies soon. We anticipate that these drug candidates will move forward into IND or equivalent regulatory filings, and ensuing human clinical trials. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates, including two more drug candidates in the HerpeCide program, and the two drug candidates in the FluCide program, will also move forward into IND-enabling studies. We are thus poised for strong growth with a number of drug candidates in a number of disease indications.

Anticipated Budgets and Expenditures in the Near Future

Financings

The Company has performed no equity based raises or debentures or loans in the reported time period. The Company had no revenues in the reported time period. Thus the Company’s operating expenditures were supported from cash in hand and using stock-based compensation where appropriate.

Requirement for Additional Capital

As of June 30, 2016, we have a cash and cash equivalent balance of $24,162,185 that is expected to be sufficient to fund our currently budgeted operations for more than the next twenty four months.

The Company believes that given its rate of expenditures, and based on its budget projections, the current cash in hand is sufficient to last for at least the next 24 months, and the Company estimates that it should be able to advance at least one or possibly two of its drug candidates into initial human clinical trials with the available cash. The Company estimates that it will need additional funding to continue further development of its drug candidates through human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding, such as Big pharma.

We believe we currently have sufficient funds on hand to take at least one drug candidate into initial human clinical trials, and at least one or two additional candidates into regulatory submissions stage. We believe we will be pursuing (i) Skin Cream for Shingles and (ii) Skin Cream for Herpes Labialis (or Recurrent Herpes Labialis) as our early candidates for an IND or equivalent regulatory submission and for initiating human clinical trials.

Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $8M for the next 12 months, of which approximately $6M is expected to go towards research and development for our drug candidates, including IND-enabling studies of two of our lead drug candidates, namely Skin Cream for Topical Treatment of Shingles, and HerpeCide Skin Cream for Topical Treatment of Herpes Labialis (“cold sores, HSV-1), and approximately $2M is budgeted for general and administrative expenses.

Thereafter, we estimate that we may need approximately an additional $10M to $15M for human clinical development of the nanoviricide antiviral eye drops, Injectable FluCide, oral FluCide and DengueCide drug candidates towards IND filing over the next 36-48 months. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file the corresponding IND applications.

Further, we anticipate incurring additional capital costs in the upcoming eighteen months for further improvements at our 1 Controls Drive, Shelton, Ct. facility, to support an initial new drug application filing with the FDA in accordance with our business plans.

We anticipate that we will incur the following additional cash-based expenses over the next 24 months.

1. Planned Research and Development Costs of $4,000,000: Planned costs for in-vivo and in-vitro studies for the four indications in HerpeCide program, two indications in FluCide program, Eye Nanoviricide, DengueCide, and HIVCide, and Other programs (see Table 2).

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

4. Clinical Trials Costs budgeted at $5,000,000 for the Skin Cream for Shingles and an additional $5,000,000 costs for clinical trials that may extend beyond the 24 month timeframe, as follows:

4a. If and when we initiate human clinical trials for a Topical HerpeCide, we anticipate approximately $1 million total costs for the Phase I clinical trials, and approximately $2 million for the Phase II (study in recruited patients presenting with disease) clinical trials. In a subsequent year, if Phase I and Phase II are successful, we anticipate approximately $10 million for Phase III human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that Topical HerpeCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

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

We therefore believe that we have sufficient funds in hand to take two of the four Topical HerpeCide drug candidates and possibly Injectable FluCide through the initial human clinical trials.

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

Our animal efficacy studies as well as safety/toxicology studies are performed by third parties. We opt into drug developments against specific disease indications for which we have appropriate partners that can perform the necessary cell culture and animal efficacy studies.

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

We cannot accurately project the timeline of when we would be able to take a drug candidate into clinical studies, nor can we predict when we may be able to achieve our first drug approval, if any. As such we do not provide any guidance on expected timelines. We have no experience in having taken a single drug through the US FDA or any international drug approval process as of now. As such, we may not be able to estimate the time or cost of these studies accurately. However, we try to do our best by using expert consultants and preparing reasonable estimates based on quotations from various contract research organizations.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2016.

Public Auditors and Corporate Governance

Our independent registered public accounting firm is EisnerAmper, LLP. Our previous auditor firm, namely Li & Company was deregistered by the PCAOB this year. As a result, our FY2014 accounts have been re-audited this year by EisnerAmper, LLP as required by the SEC and PCAOB rules.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the year covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting during the year ended June 30, 2016 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management previously reported a material weakness in our internal control over financial reporting in our 2015 Form 10-K, filed on September 14, 2015, related to the reporting process due to the insufficient complement of personnel with the appropriate level of knowledge to identify and account for non-routine transactions such as derivative instruments. To address the previous material weakness related to the reporting process, we undertook the following actions:

1.	Management has made additions to personnel and have improved corresponding internal control procedures. In particular, in May 2015, the Company added an Accounting Manager, reporting to the Controller, with U.S. GAAP and financial derivative knowledge to supplement the staff charged with compiling and filing its U.S. GAAP results.

2.	Where needed, the Company may seek assistance from third parties to supplement current resources.

3.	In addition, the Company has established a financial reporting controls committee comprised of members of senior management. The committee was established to provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of the aforesaid material weakness and identifying and testing for potential internal control weakness in the financial reporting process to assure reliability and accuracy.

We believe that the previously reported material weakness related to the reporting process has been remediated as of June 30, 2016.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of June 30, 2016.

ITEM 9B. Other Information

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	57	President; Chairman of the Board
Eugene Seymour, MD, MPH	75	Chief Executive Officer; Director
Stanley Glick, CPA	79	Director, Independent
Mukund S. Kulkarni, MD	68	Director, Independent
Milton Boniuk, MD	83	Director, Independent
Meeta Vyas	57	Chief Financial Officer

The Company’s executive officers and directors are elected biannually and serve until their term expires.

Eugene Seymour, MD, MPH, age 75, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005 he has been a private investor and has held no corporate positions. During this period he formed a non-profit foundation that funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master’s degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians. The Company concluded Dr. Seymour’s extensive experience in treating infectious disease and viruses, plus his public company experience, make him an ideal candidate to serve in these capacities.

Anil Diwan, PhD, age 57, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and, and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Stanley Glick, CPA, age 79, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2012. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “audit committee Financial Expert. The Company has expanded and enhanced its Board of Directors by the appointment of Stanley Glick CPA, as an independent director. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

Mukund S. Kulkarni, MBA, PhD, age 68, has been a Chancellor of Penn State Harrisburg since 2010 where Dr. Kulkarni joined in 1985 as a Professor of Finance in the School of Business Administration. Prior to becoming chancellor, he was senior associate dean for academic affairs from 2006-2010. Prior thereto and from 1996, he served as the director of the School of Business Administration. In addition to his administrative appointment, Dr. Kulkarni holds the rank of professor of finance. Dr. Kulkarni earned his bachelor’s degree from Shivaji University located in Kolhapur, India and master’s degrees from University of Pune located in Pune, India, and an M.B.A. from Marshall University. He also earned a Doctorate in Economics from the University of Kentucky. Dr. Kulkarni is widely published in academic journals and has presented papers at several scholarly conferences. Dr. Kulkarni is an invited lecturer and consultant to several academic institutions in the U.S. and abroad, in addition to state government and nonprofit organizations. Dr. Kulkarni is widely engaged in social and civic activities in and around the Harrisburg region. He is member of several boards of civic and nonprofit organizations including the Harrisburg Regional Chamber of Commerce, United Way of the Capital Region, Modern Transit Partnership, and Asian Indian Americans of Central Pennsylvania, among others. He has delivered lectures and provided consultations to other business schools, government agencies, and non-profit organizations, and he has valuable corporate experience in the commercial banking industry. As a result of his valuable experience in the commercial banking industry and his vast academic background in economics and finance, the Company concluded Dr. Kulkarni was qualified to serve as a member of its Board of Directors.

Milton Boniuk, MD, age 83, is an astute and highly successful businessman and entrepreneur, in addition to being an accomplished eye surgeon, educator, and administrator. Dr. Boniuk is a renowned eye surgeon in private practice who specializes in Ocular Oncology and Oculoplastics. He is also the Caroline F. Elles Chair of Ophthalmology at the Alkek Eye Center at the Baylor College of Medicine. Dr. Boniuk has been a long term investor and strong supporter of NanoViricides, Inc. Dr. Boniuk is also well known for his philanthropic endeavors. Most recently, he gave $28.5M to Rice University to establish The Boniuk Institute for the Study and Advancement of Religious Tolerance, following up on a previous $5M gift for this cause. Dr. Boniuk earned his MD at the Dalhousie University, Halifax, Nova Scotia, Canada, followed by an internship at the Victoria General Hospital, Halifax, Nova Scotia, Canada, and Residency at the Center for Ophthalmology, Jefferson Medical College - Wills Eye Hospital, Philadelphia, PA. In addition, he served a Fellowship in Ophthalmic Pathology at the world-renowned Armed Forces Institute of Pathology, Washington, D.C. Dr. Boniuk has made significant contributions in cataract surgery, glaucoma, corneal dystrophies, retinal diseases and surgery. He is a nationally and internationally recognized expert in the pathology and surgical management of orbital and intra-ocular tumors. His description of the ocular pathology of the congenital rubella syndrome in 1967 was a landmark publication. Of note, Dr. Boniuk has made substantial medical contributions in areas that are of great significance to the Company, such as ocular adenoviral infections, that cause epidemic kerato-conjunctivitis (EKC). The Company has developed a drug candidate for EKC infection that was successfully tested in rabbits. These animals serve as a surrogate for the viral disease in human eyes. We concluded Dr. Boniuk’s experience plus business acumen render him qualified to serve as a member of its Board of Directors.

Meeta Vyas, SB, MBA, age 57, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2016, 2015 and 2014:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2016	$345,833	$75,000	$309,344	—	$—	$655,177
CEO, Director	2015	$300,000	$—	$267,859	—	$—	$567,859
	2014	$291,667		$770,861		$—	$1,062,528

Anil Diwan	2016	$345,833	$75,000	$309,344		$—	$655,177
President, Director	2015	$300,000	$—	$267,859		$—	$567,859
	2014	$291,667		$770,861		$—	$1,062,528

Meeta Vyas	2016	$129,600	$—	$123,656	—	$—	$253,256
CFO	2015	$118,800	$—	$222,980	—	$—	$341,780
Appointed May 13, 2013	2014	108,000	—	338,697	—	—	446,697

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2016.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	142,857	-	$0.35	September 26, 2015	—	—	—	—

Anil Diwan, President and Director	285,714	-	$0.35	September 26, 2015	—	—	—	—

Milton Boniuk, MD	-	-	$-	-	—	—	—	—

Mukund Kulkarni	-	-	$-	-	—	—	—	—

Stanley Glick	-	-	$-	-	—	—	—	—

Meeta Vyas	-	-	$-	-	—	—	—	—

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2016, under the Company’s employment agreements, the Company issued 200,508 shares of the Company’s Series A Preferred Stock and 71,430 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal that may not be realized.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information relating to the beneficial ownership of the Company’s common stock by those persons beneficially holding more than 5% of the Company’s common stock, by the Company’s directors and executive officers, and by all of the Company’s directors and executive officers as a group as of June 30, 2016, on a post-reverse-split adjusted basis.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
TheraCour Pharma, Inc.(2) 135 Wood Street West Haven, CT 06516	9,619,170	16.53%

Anil Diwan (2) (3) 135 Wood Street West Haven, CT 06516	2,005,367	3.45%

Eugene Seymour (4) 135 Wood Street West Haven, Connecticut 06516	1,248,813	2.15%

Milton Boniuk (5) 135 Wood Street West Haven, CT 06516	1,549,907	2.66%

Mukund Kulkarni 135 Wood Street West Haven, CT 06516	126,184	0.22%

Stanley Glick 135 Wood Street West Haven, CT 06516	9,805	0.02%

Meeta Vyas (6) 135 Wood Street West Haven, CT 06516	147,021	0.25%

All Directors and Executive Officers as a Group (7 persons)	14,706,267	25.28%

(1)            For each shareholder, the calculation of percentage of beneficial ownership is based upon approximately 58,179,699 shares of Common Stock outstanding as of September 15, 2016, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc. Does not include 2,000,000 shares of the Company’s Series A Preferred Stock (the “Series A”), held by TheraCour Pharma, Inc. which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(3)            Anil Diwan, President and Chairman of the Board of Directors.  Does not include 16,531,429 shares owned by TheraCour Pharma, Inc. (after calculating the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), over which Dr. Diwan holds voting and dispositive power. Does not include 796,429 shares of Series A Preferred Stock which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(4)            Eugene Seymour, Chief Executive Officer and Director. Includes 1,044,429 shares of NanoViricides common stock held by Dr. Seymour. Does not include 653,571 shares of the Company’s Series A Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(5)            Milton Boniuk, Independent Member of the Board of Directors. Includes 1,240,063 shares of common stock. Does not include warrants to purchase an additional 542,856 shares of common stock, held by Milton Boniuk and his wife Laurie. Does include 309,844 shares of common stock held by Milton Boniuk IRA. Does not include 605,474 shares of common stock held by the Boniuk Charitable Foundation, and 976,902 shares of common stock and warrants to purchase 285,714 shares of common stock currently exercisable held by Boniuk Interests Ltd.  Does not include 952,381 shares of common stock issuable upon conversion of a 10% Coupon Series C Convertible Debenture or 187,000 shares of Series A Preferred Stock held by Milton Boniuk IRA.  Does not include an indeterminate number of shares of common stock issuable upon conversion of debentures held by Boniuk Charitable Foundation and Boniuk Interests Ltd. Dr. Boniuk holds voting and dispositive power over the Boniuk Charitable Foundation and Boniuk Interests Ltd.

(6)            Includes 26,001 shares held by Connect Capital LLC, over which Ms. Vyas holds voting and dispositive power. Does not include 95,163 shares of Series A Preferred Stock.

EMPLOYMENT AGREEMENTS

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

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted 2,858 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the years ended June 30, 2016, 2015 and 2014 the SAB was granted a total of 68,592 stock warrants each year for the years ended June 30, 2016 and 2015 and 72,439 warrants for the year ended June 30, 2014. The warrants are exercisable into common shares at prices from $1.44 to $2.18 per share, $2.00 to $5.02 per share and $3.16 to $5.47 per share respectively.

EMPLOYEES AND SERVICE PROVIDERS

The Company had seven full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. TheraCour currently has a staff of about twenty-five, most of who are scientists with PhD or advanced degrees and experience. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. Some of the Company’s R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

TheraCour Pharma, Inc.

On May 12, 2005, the Company entered into a Material License Agreement, amended as of January 8, 2007 (the “License”) with TheraCour Pharma, Inc., (“TheraCour”), our largest shareholder. As of the present, TheraCour granted the Company an exclusive license in perpetuity for technologies developed by TheraCour for six virus types: HIV, HCV, Herpes, Rabies, Asian (bird) flu and Influenza. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) to pay the greater of $2,000 or actual costs monthly, for other general and administrative expenses incurred by TheraCour on our behalf; (4) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (5) that TheraCour Pharma, Inc. shall retain the exclusive right to develop and synthesize nanomicelle(s), a small (approximately twenty nanometers in size) long chain polymer based chemical structure, as component elements of the Licensed Products. TheraCour agreed that it will develop and synthesize such nanomicelles, to be used for the Licensed Products, exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize the nanomicelles to be used for the Licensed product for its own sake or for others; and (6) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License. On February 15, 2010, the Company approved an Additional License Agreement with TheraCour Pharma, Inc. (“TheraCour”). Pursuant to the exclusive Additional License Agreement, in consideration for the issuance of 2,000,000 shares of the Company’s Series A Preferred Stock, (the “Series A Preferred”), the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.

Development costs charged by and paid to TheraCour Pharma, Inc. were $3,731,498, $2,403,126 and $2,611,754, for the fiscal years ended June 30, 2016, 2015, and 2014, respectively. No royalties are due or have been paid from inception through June 30, 2016.

As of June 30, 2016, TheraCour owns 9,619,170 shares of the Company’s outstanding common stock and 2,000,000 shares of Series A Preferred. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

KARD Scientific, Inc.

In June 2005, the Company engaged KARD Scientific to conduct preclinical human influenza animal (mouse) studies and provide the Company with a full history of the study and final report with the data collected. This project is on-going. NanoViricides has a fee for service arrangement with KARD. We do not have an exclusive arrangement with KARD; we do not have a contract with KARD; all work performed by KARD must have prior approval of the executive officers of NanoViricides; and we retain all intellectual property resulting from the services by KARD. Dr. Krishna Menon, the Company’s previous Chief Regulatory Officer-Consulting, a non-executive officer position, is also an officer and principal owner of KARD Scientific. The Lab fees charged by KARD Scientific for services were $0, $0 and $314,156, for the fiscal years ended June 30, 2016, 2015 and 2014 respectively, Dr. Menon resigned as our Chief Regulatory Officer-Consulting, a non-executive officer position, in 2014 due to personal health reasons. Dr. Randall W. Barton, our Chief Scientific Officer, has taken over the duties of Acting Regulatory Officer.

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

June 30, 2016	$159,000	EisnerAmper LLP
June 30, 2015	$175,000	EisnerAmper LLP
June 30, 2015	$7,500	Li and Company P.C.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

June 30, 2016	$0	EisnerAmper LLP
June 30, 2015	$2,000	Li and Company, P.C.

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2016	$0	EisnerAmper LLP
June 30, 2015	$0	EisnerAmper LLP
June 30, 2015	$0	Li and Company, P.C.

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2016	$0	EisnerAmper LLP
June 30, 2015	$0	EisnerAmper LLP
June 30, 2015	$0	Li and Company, P.C.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP and Li and Company, P.C. as described above were pre-approved by the Audit Committee.

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

Dated: September 16, 2016

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
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 16, 2016	/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Director
(Principal Executive Officer)

September 16, 2016	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

September 16, 2016	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer (Principal Accounting Officer)

September 16, 2016	/s/ Milton Boniuk
Name: Milton Boniuk
Title: Director

September 16, 2016	/s/ Mukund Kulkarni
Name: Mukund Kulkarni
Title: Director

September 16, 2016	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

We have audited the accompanying balance sheets of NanoViricides, Inc. as of June 30, 2016 and 2015 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2016. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoViricides, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

September 16, 2016

F-2

NanoViricides, Inc.

Balance Sheets

	June 30, 2016	June 30, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,162,185	$31,467,748
Prepaid expenses	219,458	214,425

Total Current Assets	24,381,643	31,682,173

PROPERTY AND EQUIPMENT
Property and equipment	13,611,583	13,496,851
Accumulated depreciation	(1,850,816)	(1,534,203)

Property and equipment, net	11,760,767	11,962,648

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(67,487)	(59,217)

Trademark and patents, net	391,467	399,737

OTHER ASSETS
Security deposits	3,515	-
Service agreements	96,026	142,531
Other Assets	99,541	142,531
Total Assets	$36,633,418	$44,187,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,524	$89,517
Accounts payable – related parties	767,454	316,196
Debentures payable - Series B, net of discount	5,474,737	-
Derivative liability - Series B debentures	203,030	-
Accrued expenses	35,602	28,515
Deferred interest payable - current portion	166,667	166,667
Total Current Liabilities	6,744,014	600,895

LONG TERM LIABILITIES:
Debentures payable - Series B, net of discount	-	4,700,582
Debentures payable - Series C, net of discount	3,133,668	2,480,605
Derivative liability - Series B, debentures	-	366,764
Derivative liability - Series C, debentures	343,673	476,289
Derivative liability - warrants	3,197,182	3,442,754
Deferred interest payable - long term portion	166,667	333,333
Total Long Term Liabilities	6,841,190	11,800,327

Total Liabilities	13,585,204	12,401,222

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 and 4,000,000 shares designated, 4,091,094 and 3,583,445 shares issued and outstanding, at June 30, 2016 and 2015, respectively	4,091	3,583
Common stock, $0.001 par value; 150,000,000 shares authorized, 58,179,699, and 57,242,070 shares issued and outstanding at June 30, 2016 and 2015, respectively	58,179	57,242
Additional paid-in capital	87,810,145	85,824,614
Accumulated deficit	(64,824,201)	(54,099,572)

Total Stockholders' Equity	23,048,214	31,785,867

Total Liabilities and Stockholders' Equity	$36,633,418	$44,187,089

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2016	2015	2014

OPERATING EXPENSES
Research and development	$5,028,970	$3,660,322	$5,131,523
General and administrative	3,830,531	3,402,778	3,535,849

Total operating expenses	8,859,501	7,063,100	8,667,372

LOSS FROM OPERATIONS	(8,859,501)	(7,063,100)	(8,667,372)

OTHER INCOME (EXPENSE):
Interest income	62,638	160,859	171,001
Interest expense	(1,042,470)	(2,649,592)	(3,092,550)
Discount on convertible debentures	(1,427,218)	(1,175,344)	(569,495)
Change in fair value of derivatives	541,922	8,529,005	(1,443,200)

Other (expense) income, net	(1,865,128)	4,864,928	(4,934,244)

LOSS BEFORE INCOME TAXES	(10,724,629)	(2,198,172)	(13,601,616)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(10,724,629)	$(2,198,172)	$(13,601,616)

NET LOSS PER COMMON SHARE
- Basic	$(0.19)	$(0.04)	$(0.27)
- Diluted	$(0.19)	$(0.09)	$(0.27)
Weighted average common shares outstanding
- Basic	57,669,472	56,553,848	51,225,622
- Diluted	57,669,472	59,220,515	51,225,622

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the Period from July 1, 2014 through June 30, 2016

	Series A Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2013	2,990,000	$2,990	47,026,173	$47,026	$46,259,420	$(38,299,784)	$8,009,652

Series A Preferred stock issued for employee compensation	203,079	203			2,122,811		2,123,014
Common stock issued for consulting and legal services rendered			29,662	31	101,970		102,001
Warrants issued to Scientific Advisory Board					199,849		199,849
Common stock issued for employee compensation			71,430	72	287,788		287,860
Common stock issued in connection with warrant conversion			142,500	142	735,482		735,624
Common stock issued for Series B debenture interest			571,429	571	2,605,145		2,605,716
Common stock issued for Directors fees			13,146	13	44,987		45,000
Common stock and warrants issued in connection with private placement of common stock			6,760,713	6,760	30,332,443		30,339,203
Common stock issues to round up financial shares arising from private placement			5,940	6	(6)		-
Placement agents fees related to sale of common stock and warrants					(1,820,360)		(1,820,360)
Rule 16B payment to Additional Paid in Capital					83,900		83,900
Allocation of proceeds from private placement to derivative liability warrants					(5,740,540)		(5,740,540)
Net loss				-		(13,601,616)	(13,601,616)

Balance, June 30, 2014	3,193,079	$3,193	54,620,993	$54,621	$75,212,889	$(51,901,400)	$23,369,303

Series A Preferred stock issued with Debenture Series C	187,000	187	-	-	1,152,110		1,152,297
Series A Preferred stock issued for employee compensation	200,508	200	-	-	852,560		852,760
Common stock issued for consulting and legal services rendered			35,154	35	109,325		109,360
Warrants issued to Scientific Advisory Board			-	-	59,675		59,675
Common stock issued for employee compensation			71,430	71	124,932		125,003
Common stock issued in connection with warrant exercises			1,926,656	1,927	6,741,370		6,743,297
Common stock issued for Series B debenture interest			571,429	572	1,502,298		1,502,870
Series A Preferred stock issued for consulting and legal services rendered	2,858	3	-	-	24,471		24,474
Shares issued for Directors fees			16,408	16	44,984		45,000
Net loss				-		(2,198,172)	(2,198,172)

Balance, June 30, 2015	3,583,445	$3,583	57,242,070	$57,242	$85,824,614	$(54,099,572)	$31,785,867

Warrants issued for Series B debenture interest	-	-	-	-	56,115		56,115
Series A Preferred stock issued for employee stock compensation	507,649	508	-	-	881,878		882,386
Common stock issued for consulting and legal services rendered			106,554	106	157,894		158,000
Warrants issued to Scientific Advisory Board			-	-	42,886		42,886
Common stock issued for employee compensation			72,725	72	142,517		142,589
Common stock issued upon stock option exercise			313,155	313	(313)		-
Common stock issued for debenture interest			415,343	416	659,584		660,000
Common stock issued for Directors fees			29,852	30	44,970		45,000
Net loss						(10,724,629)	(10,724,629)

Balance, June 30, 2016	4,091,094	$4,091	58,179,699	$58,179	$87,810,145	$(64,824,201)	$23,048,214

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,724,629)	$(2,198,172)	$(13,601,616)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation and for services	882,386	877,234	2,123,014
Common shares issued as compensation and for services	345,589	279,363	434,861
Common shares issued for interest	660,000	1,502,870	2,605,716
Warrants issued for Series B Interest	56,115	-	-
Warrants granted to Scientific Advisory Board	42,886	59,675	199,849
Depreciation	651,275	294,217	203,234
Amortization	8,270	8,521	8,775
Software disposal	26,974	-	-
Change in fair value of derivative liability	(541,922)	(8,529,005)	1,443,200
Amortization of debt discount convertible debentures	1,427,218	1,175,344	569,495
Changes in operating assets and liabilities:
Prepaid expenses	(5,033)	(106,336)	(56,492)
Security deposit	(3,515)	150,000	(150,000)
Other long term assets	46,505	(142,531)	-
Accounts payable	7,007	(286,930)	113,188
Accounts payable - related parties	451,258	266,741	(114,329)
Accrued expenses	7,087	(63,323)	(112,521)
Deferred interest payable	(166,666)	500,000	-

NET CASH USED IN OPERATING ACTIVITIES	(6,829,195)	(6,212,332)	(6,333,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	-	1,000,000	-
Purchase of property and equipment	(476,368)	(6,760,109)	(5,231,094)

NET CASH USED IN INVESTING ACTIVITIES	(476,368)	(5,760,109)	(5,231,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	-	-	5,000,000
Proceeds from issuance of common stock and warrants in connection with private placements of common stock, net of issuance costs	-	-	28,602,743
Proceeds from exercise of warrants	-	6,743,297	735,624

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,743,297	34,338,367

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,305,563)	(5,229,144)	22,773,647

Cash and cash equivalents at beginning of period	31,467,748	36,696,892	13,923,245

Cash and cash equivalents at end of period	$24,162,185	$31,467,748	$36,696,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,036,115	$980,000	$480,000
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common Stock issued upon cashless exercise of stock options	$313	$-	$-
Reduction in leasehold improvements and fixtures and accumulated depreciation due to decommissioning of West Haven, CT facilities	332,476	-	-
Series A Preferred stock issued as discount on debentures	-	1,152,297	-
Bifurcation of embedded derivative	-	1,879,428	-
Issuance of Series C Debenture for deposit received	-	5,000,000	-
Allocation of proceeds from private placement to derivative liability warrants	-	-	5,740,540

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2016, 2015 and 2014

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

Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 80,000,000 newly issued shares of ECMM common stock resulting in an aggregate of 100 million shares of ECMM common stock issued and outstanding.  NVI then became a wholly-owned subsidiary of ECMM. The ECMM shares were issued to the NVI shareholders on a pro rata basis, on the basis of 4,000 shares of the Company’s common stock for each share of NVI common stock held by such NVI shareholder at the time of the Exchange.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Years Ended
	June 30, 2016	June 30, 2015

Stock options	-	535,715

Warrants	6,616,700	5,976,675

Total potentially outstanding dilutive common shares	6,616,700	6,512,390

In addition, the Company has issued Convertible Debentures, to investors. A portion of the interest required to be paid on the debentures had been paid in shares of the Company’s $0.001 par value common stock (“Interest Shares”) according to the terms of such Debenture. No additional Interest Shares are required to be issued under the terms of the debenture. The Company issued 571,433 warrants on February 1, 2016 relating to the additional interest to be paid on the Series B debentures under the terms of the debenture. Coupon interest payable quarterly related to the Series B Debentures is payable in cash or shares of common stock at the average of the open and close value on the date such interest payment is due at the option of the Holder. For the year ended June 30, 2016, the Holders of the Series B Debenture controlled by Dr. Milton Boniuk, a director of the Company elected to receive the December 31, 2015 and March 31, 2016 quarterly interest in restricted common stock of the Company.

At June 30, 2016, the number of potentially dilutive shares of the Company’s common stock into which the Series B debentures can be converted based upon the conversion price of $3.50 is 1,714,286.

Pursuant to the redemption provisions of the Series C Debentures, the Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, and if the closing bid price of the common Stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of common Stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the common stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of common Stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of common Stock (the “Redemption Warrants”, and collectively with (i) – (iv), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act. Coupon interest payable quarterly related to the Series C debenture is payable in cash or shares of common stock at the average of the open and close price. Such interest payment is due at the option of the Holder. The Holder of the Series C Debenture elected to receive the December 31, 2015, March 31, 2016 and June 30, 2016 quarterly interest in restricted common stock of the Company. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

At June 30, 2016 the number of potentially dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 4,091,094 shares of Series A Convertible Preferred Stock to investors and others as of June 30, 2016. Only in the event of a “Change of Control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition. In the absence of a Change of Control event, the Series A Convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2016, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 14,318,829 and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for loss from continuing operations:

	For the Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(10,724,629)	$(2,198,172)	$(13,601,616)

Denominator for basic weighted average shares of common stock	57,669,472	56,553,848	51,225,622

Basic loss per share of common stock	$(0.19)	$(0.04)	$(0.27)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(10,724,629)	$(2,198,172)	$(13,601,616)

Add: Loss impact of assumed conversion of Debentures	-	(3,077,864)	-

Net loss attributable to common stockholders plus assumed conversions	$(10,724,629)	$(5,276,036)	$(13,601,616)

Denominator for basic weighted average shares of common stock	57,669,472	56,553,848	51,225,622

Incremental shares from assumed conversions of Debentures payable	-	2,666,667	-

Denominator for diluted weighted average shares of common stock	57,669,472	59,220,515	51,225,622

Diluted loss per share of common stock	$(0.19)	$(0.09)	$(0.27)

Series B and Series C debentures were excluded from the loss per share calculation for the year ended June 30, 2016 because the impact is anti-dilutive. Series B debentures were excluded from the loss per share calculation for the year ended June 30, 2014 because the impact is anti-dilutive.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2016, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets, using the straight-line method. The Company generally assigns useful lives of thirty years for assets classified as GMP facility, fifteen years for assets classified as furniture and fixtures, ten years for assets classified as lab equipment, and five years for assets classified as office equipment. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Trademarks and Patents

The Company amortizes the costs of trademarks and patents on a straight-line basis over their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the patents, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Stock-Based Compensation

The Company follows the provisions of ASC 718 – Stock Compensation, which requires the measurement of compensation expense for all shared-based payment awards made to employees and non-employee directors, including employee stock options. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. The expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value of the instruments. It may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.

•	Expected volatility of the Company’s shares and the method used to estimate it: Expected volatility is based on the average historical volatility of the Company’s common stock over the expected term of the option.

•	Expected annual rate of quarterly dividends: The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.

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

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company follows the provisions of ASC 505 - Equity, which accounts for equity instruments issued to parties other than employees for acquiring goods or services. Pursuant to ASC 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date at which a commitment for performance is reached. The assumptions used in determining the fair value of the Series A Preferred shares are presented in Note 8 to the financial statements.

The Company uses the average of the open and close share price of the Company’s common stock at each measurement date to determine the fair value of the restricted common stock issued as compensation for goods and services.

The Company has issued securities to acquire goods or services at or after the delivery of the goods or services for which it contracted. The securities when issued are fully vested and the Company has recognized such issuances as an immediate expense.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected term of share options and similar instruments represents the contractual term of the instruments.

•	Expected volatility of the Company’s shares and the method used to estimate it. Expected volatility is based on the average historical volatility of the Company’s common stock over the contractual term of the option and similar instruments.

•	Expected annual rate of quarterly dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual term of the option and similar instruments.

•	Risk-free rate(s). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual term of the option and similar instruments.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as selling, general, and administrative expenses, in the statements of operations. For the years ended June 30, 2016, 2015 and 2014 there was no such interest or penalty.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Management is currently evaluating the impact of ASU 2014-15 on the Company’s financial statements and disclosures.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for annual periods beginning after December 15, 2015 and interim periods within those fiscal years. ASU 2014-16 did not have a material impact on the Company’s financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and will be effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years. This guidance does not have a material impact on our financial statements.

Note 3 – Financial Condition

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at June 30, 2016 of ($64,824,201) and had a net loss and net cash used in operating activities for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2016, the Company had cash and cash equivalents of $24,162,185. The Company’s Series B Convertible Debenture, in the amount of $6 million, matures on February 1, 2017. The holder(s) at their option, may convert some or all of the principal balance and accrued interest if any, into a number of restricted shares of common stock of the Company equal to the outstanding balance being converted divided by 3.5. Any principal balance not being converted will be paid in cash on February 1, 2017. The Company has sufficient capital to continue its business, at least through June 30, 2018, at the current rate of expenditure.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and director

Eugene Seymour	CEO, significant stockholder, director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Inno-Haven, LLC	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Property and Equipment

	For the Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014
The Company acquired 1 Controls Drive, Shelton, Connecticut from InnoHaven, LLC	$-	$4,222,549	$-

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$39,938	$255,019	$528,720

Inno-Haven, LLC, acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$-	$-	$4,500,000

Accounts Payable Related Party

	As of
	June 30, 2016	June 30, 2015
Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour, (3) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$767,454	$316,196

Research and Development Costs Paid to Related Parties

	For the Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Development fees and other costs charged by and paid to TheraCour Pharma, Inc. pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2016, 2015 and 2014	$3,731,498	$2,403,126	$2,611,754

Long Term Debentures Payable to a Director

	As of
	June 30, 2016	June 30, 2015

Series B Convertible Debentures - Milton Boniuk	$4,000,000	$4,000,000

Series C Convertible Debentures - Milton Boniuk	5,000,000	5,000,000

Total Long Term Debentures Payable to a Director	$9,000,000	$9,000,000

	As of
Debenture Interest Payable to a Director	June 30, 2016	June 30, 2015
Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest is paid out quarterly over the remaining term of the debenture commencing September 30, 2015:
Deferred interest payable - short-term	$166,667	$166,667
Deferred interest payable - long-term	166,667	333,333
	$333,334	$500,000

Stock and warrant interest paid in kind on Series B Convertible Debentures to Dr. Milton Boniuk and recognized at fair value was $37,410, $1,001,532 and $1,730,763 for the years ended June 30, 2016, 2015, and 2014, respectively.

Coupon interest expense on the Series B Debentures to two holders controlled by Dr. Milton Boniuk for the years ending June 30, 2016, 2015 and 2014 was $320,000, $320,000 and $320,000, respectively. For the year ending June 30, 2016, two holders controlled by Dr. Boniuk elected to receive $160,000 of such interest in common stock of the Company calculated at the average of the open and close market value of the Company’s stock on the due date of such interest resulting in the issuance of 101,558 shares of the Company’s $0.001 par value common stock.

Coupon interest expense on the Series C Debenture to Dr. Milton Boniuk for the years ended June 30, 2016 and 2015 was $500,000 and $500,000 respectively. For the year ending June 30, 2016, Dr. Boniuk elected to receive $375,000 of such interest in restricted common shares of the Company calculated at the average of the open and close market value of the Company’s stock on the due date of such interest resulting in the issuance of 235,310 shares of the Company’s $0.001 par value common stock. Dr. Boniuk also elected to receive $125,000 of the deferred interest due under the debenture in common stock of the Company calculated at the average of the open and close market value of the Company’s stock on the due date of such deferred interest resulting in the issuance of 78,475 shares of the Company’s $0.001 par value common stock.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2016	June 30, 2015

GMP Facility	$7,996,402	$7,905,938

Land	260,000	260,000

Office Equipment	46,897	65,241

Furniture and Fixtures	5,607	1,400

Lab Equipment	5,302,677	5,264,272

Total Property and Equipment	13,611,583	13,496,851

Less Accumulated Depreciation	(1,850,816)	(1,534,203)
Property and Equipment, Net	$11,760,767	$11,962,648

Depreciation expense for the years ended June 30, 2016, 2015 and 2014 was $651,275, $294,217 and $203,234, respectively.

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

During the year ended June 30, 2016, the Company completed the transfer of laboratories and personnel from its previous laboratory facilities at 135 Wood Street, West Haven, CT to 1 Controls Drive, Shelton, CT. The Company recorded the abandonment of fully depreciated non-removable laboratory fixtures and leasehold improvements associated with the 135 Wood Street rented facility of $332,476 as a reduction to Property and Equipment with a corresponding reduction to Accumulated Depreciation.

Note 6 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2016	June 30, 2015

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(67,487)	(59,217)
Trademarks and Patents, Net	$391,467	$399,737

Amortization expense amounted to $8,270, $8,521, and $8,775 for the years ended June 30, 2016, 2015 and 2014, respectively.

The Company amortizes our trademarks and patents over their expected original useful lives of 17 years.

Amortization expense in future years is as follows:

2017	$8,270
2018	8,270
2019	8,270
2020	8,270
2021	8,270
Thereafter	350,117

Total amortization	$391,467

Note 7 – Convertible Debentures and Derivatives

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the year ended June 30, 2016, the Company paid cash interest of $320,000. Two holders of the Company’s Series B Convertible Debentures elected to receive coupon interest of $160,000 in restricted common shares of the Company. For the year ended June 30, 2016, the Board of Directors authorized the issuance of 101,558 shares of the Company’s restricted $0.001 par value common shares in payment of such coupon interest to such holders. Additional interest was payable in restricted common stock of 571,429 shares at issuance, and on February 1, 2014 and 2015, and additional interest payable in 571,433 warrants on February 1, 2016 and recognized an interest expense of $56,115 which was their fair value on the date of issuance. On February 1, 2014 and 2015 the Company issued 571,433 and 571,433 restricted shares of the Company’s $0.001 par value common stock, respectively and recorded interest expense of $2,605,716 and $1,502,870, respectively. The warrants are exercisable at $3.50 per warrant and will be valid for 3 years after issuance. The investors can convert the principal of the debentures and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The Company estimated the fair value of the warrants granted to the holders of the Series B Debentures for additional interest on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	3

Expected volatility	44.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.01%

The following table presents the balance of the Series B Debenture payable, net of discount at June 30, 2016 and 2015. The debt discount is being accreted to interest expense over the term of the debenture:

	June 30, 2016	June 30, 2015

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Accumulated amortization of debt discount	2,210,047	1,435,892

Debenture payable - Series B, net	$5,474,737	$4,700,582

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” for the years ended June 30, 2016, 2015 and 2014, in the amounts of $774,155, $663,014 and $569,495 respectively.

The Company uses a lattice model that values the compound embedded derivatives bifurcated from the Series B Convertible Debenture based on a probability weighted discounted cash flow model at June 30, 2016 and 2015.

The following assumptions were used for the valuation of the compound embedded derivative at June 30, 2016 and June 30, 2015:

•	The balance of the Series B Convertible Debenture as of June 30, 2016 and June 30, 2015 is $6,000,000;

•	The underlying stock price was used as the fair value of the common stock. The stock price decreased to $1.60 at June 30, 2016 which decreased the warrant value with the $3.50 exercise price. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $3.50 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

6/30/2016 83%

6/30/15 62%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would be equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.74%.

•	Even though the shares are restricted, the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at June 30, 2016 and 2015 was $203,030 and $366,764, respectively.

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 shall be deferred and paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of common stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the year ended June 30, 2016, the Holder of the Company’s C Convertible Debenture elected to receive quarterly coupon interest of $375,000 and $125,000 of the deferred interest in restricted common shares of the Company. The Board of Directors authorized the issuance of 313,785 shares of the Company’s restricted $.001 par value common shares in payment of such coupon interest. For the year ended June 30, 2016, the Company paid cash interest of $166,667 on the Series C Debentures. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 shares of its Series A Convertible Preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount will be amortized over the term of the Debenture using the effective interest method. The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $653,063 and $512,330 for the years ended June 30, 2016 and 2015 respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at June 30, 2016 and June 30, 2015:

	June 30, 2016	June 30, 2015

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	1,165,393	512,330

Debenture payable - Series C, net	$3,133,668	$2,480,605

The Company uses a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at June 30, 2016 and June 30, 2015.

The following assumptions were used for the valuation of the compound embedded derivative at June 30, 2016 and June 30, 2015:

•	The balance of the Series C Convertible Debenture as of June 30, 2016 and 2015 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.60 at June 30, 2016 and higher projected annual volatility decreased the warrant value with the $6.05 exercise price. The stock price decreased to $1.75 at June 30, 2015 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

6/30/16     83%

6/30/15     62%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.74%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at June 30, 2016 and 2015 was $343,673 and $476,289, respectively.

Note 8 – Equity Transactions

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

On September 12, 2013, post reverse split the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”), and the Company raised gross proceeds of $10,308,996 before expenses of the Offering of $618,540, which includes placement agent and attorneys’ fees. The Company issued 2,945,428 Units. On September 25, 2013 certain of these Unit Holders exercised 35,357 Warrants to purchase 35,357 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $185,624. On January 21, 2014 and February 6, 2014 certain of these Unit Holders exercised 75,000 and 25,000 Warrants, respectively, to purchase 75,000 and 25,000 shares of the Company’s common stock, par value $0.001 per share, for gross proceeds of $393,750 and $131,250 respectively.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012. The Company, pursuant to Rule 424(b) under the Securities Act of 1933, has filed with the Securities and Exchange Commission a prospectus supplement relating to the Offering.

In connection with the Offering, pursuant to a Placement Agency Agreement dated September 9, 2013 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% (3% each) of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% (1% each) of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) and substantially similar to the Warrants, at an exercise price equal to $5.25 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of nine months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing. Upon issuance of the 58,910 compensation warrants, the Company recognized costs associated with the sale of securities ( a capital item ) of $113,696 and a corresponding increase in additional paid in capital of $113,696.

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

On January 24, 2014, the Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) of 3,815,285 shares of Common Stock and 2,479,935 Warrants, and the Company raised gross proceeds of $20,030,207 before expenses of the Offering of approximately $1,200,000, which includes placement agent fees. The Company intends to use the proceeds for general business purposes and expects that it will be able to accelerate the development of its drug candidate pipeline with this additional funding.

The Offering was made pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-184626), which was declared effective by the Securities and Exchange Commission on December 21, 2012 and Form S-3MEF (File No. 333-193439).

In connection with the Offering, pursuant to a Placement Agency Agreement dated January 20, 2014 among Midtown Partners & Co., LLC and Chardan Capital Markets, LLC (collectively, the “Placement Agents”), the Company paid the Placement Agents an aggregate cash fee representing 6% of the gross Purchase Price paid by the Purchasers and warrants to purchase an aggregate of 2% of the number of shares of Common Stock sold in the Offering (the “Compensation Warrants”) representing two percent of the Shares and substantially similar to the Warrants, at an exercise price equal to $6.05 per share. The Compensation Warrants will otherwise comply with FINRA Rule 5110(g)(1) in that for a period of six months after the issuance date of the Compensation Warrants, neither the Compensation Warrants nor any warrant shares issued upon exercise of the compensation warrants shall be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the securities by any person for a period of 180 days immediately following the Closing. The Company issued 76,306 Compensation Warrants and recognized costs associated with the sale of securities (a capital item) of $135,062 and a corresponding increase in additional paid in capital.

The above warrants contain a full reset feature. As a result of a 2014 reset event, the $6.05 exercise price of the January 21, 2014 warrants were adjusted to $5.25.

In conjunction with the Company’s registered direct offering of Units, consisting of the Company’s common stock and warrants, on January 24, 2014 the Company issued 2,479,935 warrants which are outstanding at June 30, 2016. Additionally, the Company issued 76,306 warrants to the placement agents which are also outstanding at June 30, 2016, for a total number of 2,556,241 warrants outstanding pursuant to the aforesaid registered direct offering.

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

The Warrants were valued as of issuance, exercise, and the annual periods.

The primary factors driving the economic value of warrants are stock price; stock volatility; reset events and exercise behavior. Projections of these variables over the remaining term of the warrant are either derived or based on industry averages. Based on the above, a probability was assigned to each scenario for each future period, and the appropriate derivative value was determined for each scenario. The warrant value was then probability weighted and discounted to the present. Based upon the above, the Company, at issuance of the warrants allocated $5,740,540 of the proceeds of the offering to the Derivative liability of the Investor Warrants.

Unregistered Securities

In December, 2013, the Company issued 7,143 shares of common stock with a restrictive legend at $3.50 per share upon the exercise of warrants.

For the year ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 29,662 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $102,001 which is the fair value at the date of issuance using the fair market value of the Company’s common stock on the date issued.

 On February 1, 2014, the Board of Directors authorized the issuance of 571,429 fully vested shares of its $.001 par value common stock with a restrictive legend for the payment of additional interest payable to the holders of the Company’s Series B Convertible Debentures. The Company recorded an interest expense of $2,605,716 for the year ended June 30, 2014 using the fair market value of the Company’s common stock on the date issued.

For the year ended June 30, 2014, the Company’s Board of Directors authorized the issuance of 13,146 fully vested shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000 which is the fair value at the date of issuance using the fair market value of the Company’s common stock on the date issued.

For the year ended June 30, 2014 the Board of Directors authorized the issuance of 203,079 fully vested shares of its Series A Preferred stock $.001 par value with a restrictive legend pursuant to existing employment agreements and recorded an expense of $2,123,014 which is the fair value at the date of issuance.

For the year ended June 30, 2014, the Company authorized the issuance of 71,430 fully vested shares of its $.001 par value common stock with a restrictive legend pursuant to existing employment agreements and recorded an expense of $287,860 which is the fair value at the date of issuance using the fair market value of the Company’s common stock on the date issued.

For the year ended June 30, 2014 the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 72,439 shares of common stock. The warrants expire during the fiscal year ending June 30, 2018.  The Company recorded a consulting expense of $199,849.

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

The fair value of the Series A Preferred Stock at each date of issuance was as follows:

Date	Shares	Value
7/31/2013	5,144	$25,456
8/31/2013	2,572	$16,950
9/30/2013	2,572	$22,197
10/31/2013	2,572	$27,572
11/30/2013	2,572	$28,972
12/31/2013	2,572	$27,337
1/31/2014	2,572	$27,711
2/28/2014	2,572	$27,329
3/31/2014	2,572	$24,521
4/30/2014	2,572	$20,897
5/31/2014	2,572	$20,379
6/30/2014	172,215	$1,853,693

	203,079	$2,123,014

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

On February 1, 2015 the Company’s Board of Directors authorized the issuance of 571,429 shares of the Company’s $0.001 par value common stock as annual interest payable to holders of the Company’s Series B Debentures. The Company recorded interest expense of $1,502,870 for the year ended June 30, 2015 calculated using the fair market value of the Company’s common stock on the date issued.

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

There is no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

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

Fiscal Year Ending June 30, 2016 Transactions

On January 23, 2016, the Company’s Board of Directors and a majority of the holders of the Company’s Series A Convertible Preferred Shares (the “Series A Shares”) approved an amendment to the Certificate of Designation of the Series A Shares to increase the number of authorized Series A Shares from 4,000,000 to 8,500,000.

Unregistered Securities

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

For the year ended June 30, 2016, the Scientific Advisory Board was granted fully vested warrants to purchase 68,592 shares of common stock at exercise prices between $1.44- $2.18 per share expiring in the fiscal year ending June 30, 2020.  These warrants were valued at $42,886 and recorded as consulting expense.

For the year ended June 30, 2016, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	57.81% -73.40%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.07 - 1.63%

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 57,649 shares of its Series A Convertible Preferred Stock which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $263,698 which is the fair value at date of issuance.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Diwan. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares of $309,344 for the year ended June 30, 2016. The balance of $564,410 will be recognized as the remaining shares are vested.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 of the Company’s Series A preferred shares to Dr. Seymour. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares of $309,344 for the year ended June 30, 2016. The balance of $564,410 will be recognized as the remaining shares are vested.

The fair value of the Series A Preferred stock at each date of issuance was as follows:

Date	Shares	Value
7/21/2015	408,839	$1,587,669
7/31/2015	2,572	10,998
8/31/2015	2,572	9,631
9/30/2015	2,572	7,220
10/31/2015	2,572	7,440
11/30/2015	2,572	7,837
12/31/2015	2,572	8,068
1/31/2016	43,732	167,677
2/29/2016	2,572	9,332
3/31/2016	2,572	15,565
4/30/2016	2,572	14,948
5/31/2016	2,572	11,332
6/30/2016	29,358	153,490

	507,649	$2,011,207

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.82 to $1.20;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 5.36% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 4.896% to 5.046% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from March 1, 2013 and a remaining restricted term of 1.92 to 1.67 years;

f.	30.86% to 31.42% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 63.52% to 69.38% volatility, 0.22% to 0.26% risk free rate) applied to the converted common.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 106,554 shares of its common stock which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $158,000 which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 29,852 shares of its common stock which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $45,000 which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company's Board of Directors authorized the issuance of 72,725 shares of its common stock which are fully vested with a restricted legend for employee compensation. The Company recorded an expense of $142,589 which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 313,155 shares of its common stock for the exercise of 428,573 stock options on a cashless basis.

For the year ended June 30, 2016, the Company's Board of Directors authorized the issuance of 101,558 shares of its common stock to holders of the Company’s Series B Debentures. Two Holders of the Company’s Series B Debentures elected to receive a total of $160,000 of the quarterly interest payments in restricted common stock of the Company. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

For the year ended June 30, 2016, the Company's Board of Directors authorized the issuance of 313,785 shares of its common stock to the Holder of the Company’s Series C Debentures. The Holder of the Company’s Series C Debentures elected to receive $375,000 of the quarterly interest payments and $125,000 of the deferred interest in restricted common stock of the Company. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

Note 9 – Stock Options and Warrants

The following table presents the activity of stock options issued for the period ended June 30, 2016 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2013	535,715	$0.35	2.23	$1,521,429
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2014	535,715	$0.35	1.23	$2,094,643
Granted
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2015	535,715	$0.35	0.23	$749,997
Granted	-	-	-	-
Exercised	428,573	-	-	364,287
Expired	107,142	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2016	-	-	-	-

For the years ended June 30, 2016, 2015 and 2014 there was no compensation expense recorded. As of June 30, 2016 there was no unrecognized compensation cost.

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2013	3,400,559	$4.025	0.86	$134,559
Granted	5,629,152	5.63	4.37	-
Exercised	142,500	3.50	-	-
Expired	-	-	-	-
Canceled	-	-	-	-

Outstanding and exercisable at June 30, 2014	8,887,211	$5.01	2.78	$2,278,458

Granted	68,592	3.63	-	-
Exercised	1,926,656	3.50	-	-
Expired	1,052,472	3.50	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2015	5,976,675	$5.14	3.20	$19,000

Granted	640,025	3.31	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2016	6,616,700	$4.96	2.55	$4,459

Of the above warrants; 414,284 expire in fiscal year ending June 30, 2017; 68,577 in fiscal year ending June 30, 2018; 6,065,247 in fiscal year ending June 30, 2019 and 68,592 expire in fiscal year ending June 30, 2020.

Note 10 – Fair Value Measurement

Fair value measurements

At June 30, 2016 and 2015, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2016 and 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2016:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$203,030
Derivative liability – Series C debentures	-	-	343,673
Derivative liability – Warrants	-	-	3,197,182
Total derivatives	$-	$-	$3,743,885

	Fair Value Measurements at
	June 30, 2015:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$366,764
Derivative liability – Series C debentures	-	-	476,289
Derivative liability – Warrants	-	-	3,442,754
Total derivatives	$-	$-	$4,285,807

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants respectively, and, of which, 2,810,071 and 2,479,935 respectively are outstanding at June 30, 2016. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at June 30, 2016, for a total number of 5,425,222 warrants outstanding pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of issuance, exercise, and the annual periods with the following assumptions:

-

The 5 year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

A reset event occurred during the quarter ended September 30, 2014 adjusting the $6.05 exercise price to $5.25

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
9/12/13	87%
1/24/14	93%
6/30/14	92%
6/30/15	62%
6/30/16	83%

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended June 30, 2014, 2015 and 2016:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability - warrant
Balance at July 1, 2013	$3,751,645	$-	$-
Additions during the year	-	-	5,740,540
Change in fair value	1,948,057	-	(504,858)
Transfer in and/or out of Level 3	-	-	-
Balance at July 1, 2014	$5,699,702	$-	$5,235,682
Additions during the year	-	1,879,428	-
Change in fair value	(5,332,938)	(1,403,139)	(1,792,928)
Transfer in and/or out of Level 3	-	-	-
Balance at July 1, 2015	$366,764	$476,289	$3,442,754
Additions during the year	-	-	-
Change in fair value	(163,735)	(132,616)	(245,572)
Transfer in and/or out of Level 3	-	-	-
Balance at June 30, 2016	$203,030	$343,673	$3,197,182

Note 11 – Income Tax Provision

Deferred Tax Assets/(Liabilities)

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2016, 2015, and 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 34% as follows:

	For the Year Ended
	June 30, 2016	June 30, 2015	June 30, 2014
Federal Statuary Rate	-34.00%	-34.00%	-34.00%
Permanent Differences	-	-37.00%	-37.00%
Research and Development Credit	-6.10%	-	-
State Tax Rate	-6.18%	-	-
Valuation Allowance	46.28%	71.00%	71.00%
Effective Tax Rate	-	-	-

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015
Net Operating losses	$20,782,598	$16,394,801
Research and Development Credit	5,105,024	4,800,186
Other	8,349,142	5,214,064

Total gross deferred tax assets	34,326,764	26,409,051

Less Valuation Allowance	(34,326,764)	(26,409,051)

Net deferred tax assets	$-	$-

At June 30, 2016 and 2015, the Company has recorded a full valuation allowance against its net deferred tax assets of $34,326,764 and $26,409,051, respectively. The change in the valuation allowance during the year ended 2016 was $7,917,713 and a full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carry forwards become deductible or are utilized.

As of June 30, 2016, the Company has approximately $52,000,000 of gross net operating loss carryforwards. As of June 30, 2016, credit carryforwards for federal and state purposes are $4,830,536 and $274,491 respectively. The net operating loss and credit carryforwards begin to expire in 2025.

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

The Company applies the elements of FASB ASC 740-10 “Income Taxes - Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of June 30, 2016 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2016. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision.

Note 12 – Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest equally over the three years of the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Diwan. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. For the years ended June 30, 2016 and 2015, the Company paid bonuses of $75,000 and $75,000, respectively.

The Company and Dr. Seymour, the Company’s Chief Executive Officer and Director, entered into an employment agreement effective July 1, 2015, for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest equally over the three years of the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Seymour. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. For the years ended June 30, 2016 and 2015, the Company paid bonuses of $75,000 and $75,000, respectively.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock upon entering into the agreement, and issued an additional 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement. The shares of Series A Preferred Stock were issued in recognition of Dr. Tatake’s work towards the achievement of several patents by the Company. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements. For the years ending June 30, 2016, 2015 and 2014 compensation under the agreement was $168,300, $168,300 and $167,625, respectively.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock upon entering into the agreement, and issued an additional 35,715 shares of common stock on each anniversary date of the agreement. Dr. Tatake receives 26,736 shares of the Company’s Series A Preferred Stock annually. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements. For the years ending June 30, 2016, 2015 and 2014 compensation under the agreement was $168,300, $168,300 and $167,625, respectively.

On May 30, 2013, the Company entered into an Employment Agreement with Meeta Vyas to serve as its Chief Financial Officer.  The employment agreement provided for a term of three years with a base salary of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her compensation was increased to $10,800 per month. The Agreement is renewable on an annual basis. On May 31, 2016, the Agreement was renewed for one year. For the years ending June 30, 2016, 2015 and 2014 compensation under the agreement was $129,600, $118,800 and $108,000, respectively.

License Agreements

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.