Form 10-Q
period 2016-12-31
NANOVIRICIDES, INC.
filed 2017-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

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

Yes ☐   No ☒

As of February 14, 2017, there were approximately 62,819,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,301,566	$24,162,185
Prepaid expenses	139,721	219,458
Total Current Assets	19,441,287	24,381,643

PROPERTY AND EQUIPMENT
Property and equipment	13,636,018	13,611,583
Accumulated depreciation	(2,176,536)	(1,850,816)
Property and equipment, net	11,459,482	11,760,767

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(71,621)	(67,487)
Trademark and patents, net	387,333	391,467

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	72,651	96,026
Total Other Assets	76,166	99,541
Total Assets	$31,364,268	$36,633,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$126,059	$96,524
Accounts payable – related parties	32,624	767,454
Debentures payable - Series B, net of discount	5,910,835	5,474,737
Derivative liability - Series B debentures	28,284	203,030
Accrued expenses	51,590	35,602
Deferred interest payable - current portion	166,667	166,667
Total Current Liabilities	6,316,059	6,744,014

LONG TERM LIABILITIES:
Debentures payable - Series C, net of discount	3,524,319	3,133,668
Derivative liability - Series C, debentures	104,957	343,673
Derivative liability - warrants	2,189,582	3,197,182
Deferred interest payable - long term portion	83,333	166,667
Total Long Term Liabilities	5,902,191	6,841,190

Total Liabilities	12,218,250	13,585,204

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 4,106,526 and 4,091,094 shares issued and outstanding, at December 31, 2016 and June 30, 2016, respectively	4,107	4,091
Common stock, $0.001 par value; 150,000,000 shares authorized, 58,458,989 and 58,179,699 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	58,458	58,179
Additional paid-in capital	88,515,497	87,810,145
Accumulated deficit	(69,432,044)	(64,824,201)

Total Stockholders' Equity	19,146,018	23,048,214

Total Liabilities and Stockholders' Equity	$31,364,268	$36,633,418

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

OPERATING EXPENSES
Research and development	$1,261,000	$1,152,501	$2,713,137	$2,359,573
General and administrative	1,036,618	937,800	2,024,930	1,955,779

Total operating expenses	2,297,618	2,090,301	4,738,067	4,315,352

LOSS FROM OPERATIONS	(2,297,618)	(2,090,301)	(4,738,067)	(4,315,352)

OTHER INCOME (EXPENSE):
Interest income (expense)	11,734	(4,562)	25,911	4,261
Interest expense on convertible debentures	(245,000)	(245,000)	(490,000)	(490,000)
Discount on convertible debentures	(423,287)	(349,962)	(826,749)	(683,670)
Change in fair value of derivatives	1,407,771	(85,467)	1,421,062	1,402,515

Other (expense) income	751,218	(684,991)	130,224	233,106

LOSS BEFORE INCOME TAX PROVISION	(1,546,400)	(2,775,292)	(4,607,843)	(4,082,246)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(1,546,400)	$(2,775,292)	$(4,607,843)	$(4,082,246)

NET LOSS PER COMMON SHARE
- Basic	$(0.03)	$(0.05)	$(0.08)	$(0.07)
- Diluted	$(0.03)	$(0.05)	$(0.08)	$(0.07)
Weighted average common shares outstanding
- Basic	58,205,494	57,588,081	58,192,721	57,431,198
- Diluted	58,205,494	57,588,081	58,192,721	57,431,198

 See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2016 through December 31, 2016

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2016	4,091,094	$4,091	58,179,699	$58,179	$87,810,145	$(64,824,201)	$23,048,214

Series A Preferred Shares issued for employee stock compensation	15,432	16	-	-	355,319	-	355,335

Common Shares issued for consulting and legal services rendered	-	-	36,764	37	53,963	-	54,000

Warrants issued to Scientific Advisory Board	-	-	-	-	27,145	-	27,145

Common Shares issued for debenture interest	-	-	227,343	227	246,440	-	246,667

Common Shares issued for Directors services	-	-	15,183	15	22,485	-	22,500

Net loss	-	-	-	-	-	(4,607,843)	(4,607,843)

Balance, December 31, 2016	4,106,526	$4,107	58,458,989	$58,458	$88,515,497	$(69,432,044)	$19,146,018

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,607,843)	$(4,082,246)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	355,335	337,194
Common shares issued as compensation and for services	76,500	79,799
Common shares issued for interest	246,667	246,667
Warrants granted to Scientific Advisory Board	27,145	16,976
Depreciation	325,720	325,486
Amortization	4,135	4,135
Change in fair value of derivative liability	(1,421,062)	(1,402,515)
Amortization of debt discount on convertible debentures	826,749	683,670
Changes in operating assets and liabilities:
Prepaid expenses	79,737	108,426
Other assets	23,375	33,388
Accounts payable	29,535	86,655
Accounts payable - related party	(734,830)	794,974
Accrued expenses	15,987	(15,919)
Deferred interest payable	(83,334)	(83,333)

NET CASH USED IN OPERATING ACTIVITIES	(4,836,184)	(2,866,641)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(24,435)	(363,486)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,860,619)	(3,230,127)

Cash and cash equivalents at beginning of period	24,162,185	31,467,748

Cash and cash equivalents at end of period	$19,301,566	$28,237,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$326,667	$490,000
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common Stock issued upon cashless exercise of stock options	$-	$313
Depreciation due to decommissioning of West Haven, CT facilities	-	332,476

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

December 31, 2016 AND 2015

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

NanoViricides,  Inc. (the “Company”), is a nano-biopharmaceutical company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. NanoViricides is unique in the bio-pharma field in that it possesses its own state of the art facilities for the design, synthesis, analysis and characterization of the nanomedicines that we develop, as well as for production scale-up, and c-GMP-like production in quantities needed for human clinical trials. The biological studies such as the effectiveness, safety, bio-distribution and Pharmacokinetics/Pharmacodynamics on our drug candidates are performed by external collaborators and contract organizations.

We are a company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. Under the License Agreements, TheraCour Pharma will receive a royalty upon sale of resulting products from NanoViricides. There is no royalty payable to date. For further details, see Note 4.

On February 15, 2010 the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  As consideration for obtaining these exclusive licenses, we agreed to pay a onetime licensing fee equal to 2,000,000 shares (adjusted for the 3.5 to 1 reverse split) of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Series A Preferred Stock is convertible, only in the event of a “change of control” of the Company, as defined in the designation of Series A Preferred Stock (see Note 2 for further details), into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Series A Preferred Stock do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the Holder’s approval. The 2,000,000 shares were valued at the par value of $2,000.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Six Months
	Ended	Ended
	December 31, 2016	December 31, 2015

Warrants	6,650,996	6,010,971

Total potentially outstanding dilutive common shares	6,650,996	6,010,971

In addition, the Company has issued Convertible Debentures to investors. Coupon interest payable quarterly related to the Series B debentures is payable in cash or shares of common Stock at the average of the open and close value on the date such interest payment is due at the option of the Holder. For each of the three month periods ended December 31, 2016 and 2015, the Company paid a total of $40,000 of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive their $80,000 of coupon interest payment in shares of the Company’s common stock. For each of the six month periods ended December 31, 2016 and 2015, the Company paid a total of $160,000 of coupon interest to Holders in cash and two of the Holders of the Company’s Series B Convertible Debentures elected to receive $80,000 of their coupon interest payment in shares of the Company’s common stock. The Board of Directors authorized the issuance of 73,733 and 66,666 shares of the Company’s common stock for the six month periods ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the number of potentially dilutive shares of the Company’s common stock into which the Series B debentures can be converted based upon the conversion price of $3.50 is 1,714,286. Pursuant to the redemption provisions of the Series C Debentures, the Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, and if the closing bid price of the common Stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of common Stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the Common Stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of common stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of common stock (the “Redemption Warrants”, and collectively with (i) – (iv), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act. Coupon interest payable quarterly related to the Series C Debenture is payable in cash or shares of common stock at the average of the open and close value on the date such interest payment is due at the option of the Holder.

At December 31, 2016, the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 4,106,526 shares of Series A Preferred Stock to investors and others as of December 31, 2016. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2016, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 14,372,841, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for loss from continuing operations:

	For the three months ended December 31,		For the six months ended December 31,
	2016	2015	2016	2015
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(1,546,400)	$(2,775,292)	$(4,607,843)	$(4,082,246)

Denominator for basic weighted average shares of common stock	58,205,494	57,588,081	58,192,721	57,431,198

Basic loss per share of common stock	$(0.03)	$(0.05)	$(0.08)	$(0.07)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(1,546,400)	$(2,775,292)	$(4,607,843)	$(4,082,246)

Add: Income impact of assumed conversion of Debentures	-	-	-	-

Net loss attributable to common stockholders plus assumed conversions	$(1,546,400)	$(2,775,292)	$(4,607,843)	$(4,082,246)

Denominator for basic weighted average shares of common stock	58,205,494	57,588,081	58,192,721	57,431,198

Incremental shares from assumed conversions of Debentures payable	-	-	-	-

Denominator for diluted weighted average shares of common stock	58,205,494	57,588,081	58,192,721	57,431,198

Diluted loss per share of common stock	$(0.03)	$(0.05)	$(0.08)	$(0.07)

Series B and Series C debentures were excluded from the fully diluted loss per share calculation for the three and six months ended December 31, 2016 because their inclusion is anti-dilutive. Additionally, the Series A Preferred shares are contingently convertible instruments, where the contingency is not based upon the price of the Company’s stock or the convertible instruments. The necessary conditions for conversion (see above) have not been satisfied and the potential shares are not included pursuant to ASC 260-10-55-44.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted.  Management is currently evaluating the impact of the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

Note 3 - Financial Condition

The Company’s financial statements for the interim period ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at December 31, 2016 of $69,432,044.  In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2016 the Company had cash and cash equivalents of $19,301,566. The Company’s Series B Convertible Debenture, in the amount of $6 million, matures on February 1, 2017. On February 8, 2017, NanoViricides, Inc. (the “Company”) entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”). The Company and the Holders agreed to convert an aggregate of $5,027,178 of principal and interest of the Debentures, which were payable on January 31, 2017 (the “Maturity Date”) into 4,359,656 newly-issued, restricted shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). See subsequent events for further details. The Holder(s), at their option, may convert some or all of the principal balance and accrued interest if any, into a number of restricted shares of common stock of the Company equal to the outstanding balance being converted divided by 3.5. Any principal balance not being converted will be paid in cash on February 1, 2017, (see Note 11, Subsequent Events). The Company has sufficient capital to continue its business for more than one year, at the current rate of expenditure.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

Eugene Seymour	CEO, significant stockholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

InnoHaven, LLC	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

	For the three months ended		For the six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Property and Equipment

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$-	$6,747	$17,995	$14,648

	As of
	December 31, 2016	June 30, 2016
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$32,624	$767,454

	For the three months ended		For the six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2016 and June 30, 2016	$978,501	$996,398	$1,840,116	$2,012,614

	As of
Debentures Payable to a Director	December 31, 2016	June 30, 2016

Series B Convertible Debentures - Milton Boniuk	$4,000,000	$4,000,000
Series C Convertible Debentures - Milton Boniuk	5,000,000	5,000,000

Total Debentures Payable to a Director	$9,000,000	$9,000,000

	As of
Debenture Interest Payable to a Director	December 31, 2016	June 30, 2016

Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest is paid out quarterly over the remaining term of the debenture commencing September 30, 2015:
Deferred interest payable - short-term	$166,667	$166,667
Deferred interest payable - long-term	83,333	166,667

Total Debenture Interest Payable to a Director	$250,000	$333,334

Coupon interest expense on the Series B Debentures to two holders controlled by Dr. Milton Boniuk for the three months ended December 31, 2016 and 2015 was $80,000 and $80,000, respectively, and for the six months ended December 31, 2016 and 2015 was $160,000 and $160,000, respectively.

Coupon interest expense on the Series C Debentures to Dr. Milton Boniuk for the three months ended December 31, 2016 and 2015 was $125,000 and $125,000, respectively, and for the six months ended December 31, 2016 and 2015 was $250,000 and $250,000, respectively.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2016	June 30, 2016

GMP Facility	$7,996,402	$7,996,402

Land	260,000	260,000

Office Equipment	46,897	46,897

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,327,112	5,302,677

Total Property and Equipment	13,636,018	13,611,583

Less Accumulated Depreciation	(2,176,536)	(1,850,816)
Property and Equipment, Net	$11,459,482	$11,760,767

Depreciation expense for the three months ended December 31, 2016 and 2015 were $162,433 and $163,880 respectively and for the six months ended December 31, 2016 and 2015 were $325,720 and $325,486, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2016	June 30, 2016

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(71,621)	(67,487)
Trademarks and Patents, Net	$387,333	$391,467

Amortization expense amounted to $2,067 and $2,067 for the three months ended December 31, 2016 and 2015 respectively and $4,135 and $4,135 for the six months ended December 31, 2016 and 2015 respectively.

Note 7 - Convertible Debentures and Derivatives

Series B

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bear an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For each of the three month periods ended December 31, 2016 and 2015, the Company paid a total of $40,000 of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive their $80,000 of coupon interest payment in shares of the Company’s common stock. For each of the six month periods ended December 31, 2016 and 2015, the Company paid a total of $160,000 of coupon interest to Holders in cash and two of the Holders of the Company’s Series B Convertible Debentures elected to receive $80,000 of their coupon interest payment in shares of the Company’s common stock. The Board of Directors authorized the issuance of 73,733 and 66,666 shares of the Company’s common stock for the six month periods ended December 31, 2016 and 2015, respectively. Additional interest was payable in restricted common stock of 571,429 shares at issuance, and on February 1, 2014 and 2015 and additional interest payable in 571,433 warrants on February 1, 2016. The investors can convert the principal of the debentures and any accrued interest into common stock at a fixed price of $3.50 per share. The Company can prepay the debentures, in which case the base interest rate shall increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following table presents the balance of the Series B Debenture payable, net of discount at December 31 and June 30, 2016. The debt discount is being amortized to interest expense over the term of the debenture:

	December 31, 2016	June 30, 2016

Proceeds	$6,000,000	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)	(2,735,310)
	3,264,690	3,264,690

Accumulated amortization of debt discount	2,646,145	2,210,047

Debenture payable - Series B, net	$5,910,835	$5,474,737

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” for the three month periods ended December 31, 2016 and 2015, in the amounts of $222,226 and $190,803, respectively, and for the six month periods ended December 31, 2016 and 2015, in the amounts of $436,098 and $374,430, respectively

The debenture contains embedded derivatives which are not clearly and closely related to the host instrument. The embedded derivatives were bifurcated from the host debt instrument and treated as a liability.

The single compound embedded derivative features valued include the:

1.	Principal conversion feature at maturity based on fixed conversion price subject to standard adjustments.

2.	Redemption additional interest and Redemption Warrants offering.

3.	Additional Interest Shares and Interest Warrants.

The Company uses a lattice model that values the compound embedded derivatives bifurcated from the Series B Convertible Debenture based on a probability weighted discounted cash flow model at December 31, 2016 and June 30, 2016.

The following assumptions were used for the valuation of the compound embedded derivative at December 31, 2016 and June 30, 2016:

•	The balance of the Series B Convertible Debenture as of December 31, 2016 and June 30, 2016 is $6,000,000;

•	The underlying stock price was used as the fair value of the common stock. The stock price decreased to $1.07 at December 31, 2016. The warrant value with the $3.50 exercise price decreased due to the shorter term remaining and the difference between the exercise price and the stock price. The stock price decreased to $1.60 at June 30, 2016 which decreased the warrant value with the $3.50 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

12/31/2016   79%

6/30/2016     83%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would be equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.74%.

•	Even though the shares are restricted, the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at December 31, 2016 and June 30, 2016 was $28,284 and $203,030, respectively.

Series C

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 shall be deferred and paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For each of the three-month periods ended December 31, 2016 and 2015, the Holder of the Company’s Series C Convertible Debentures elected to receive $125,000 of their coupon interest payment and $41,667 of deferred interest payment in shares of the Company’s common stock. For the six month periods ended December 31, 2016 and 2015 the Holder elected to receive $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash and $125,000 of their coupon interest payment and $41,667 of deferred interest payment in shares of the Company’s Common Stock. The Board of Directors authorized the issuance of 153,610 and 138,889 shares of the Company’s Common Stock for the three-month periods ended December 31, 2016 and 2015, respectively. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $201,061 and $159,159 for the three month periods ended December 31, 2016 and 2015, respectively, and $390,651 and $309,240 for the six month periods ended December 31, 2016 and 2015 respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	1,556,044	1,165,393

Debenture payable - Series C, net	$3,524,319	$3,133,668

The Company uses a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at December 31, 2016 and June 30, 2016.

The following assumptions were used for the valuation of the compound embedded derivative at December 31 and June 30, 2016:

•	The balance of the Series C Convertible Debenture as of December 31, 2016 and June 30, 2016 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.07 at December 31, 2016 with lower projected annual volatility. The warrant value with the $6.05 exercise price decreased due the decreasing term remaining. The stock price decreased to $1.60 at June 30, 2016 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

12/31/16     79%

6/30/16     83%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.74%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at December 31, 2016 and June 30, 2016 was $104,957 and $343,673, respectively.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s president. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Diwan. 75,000 shares vested on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three and six months ended December 31, 2016 of $74,317 and $148,633, respectively and for the three and six months ended December 31, 2015 of $77,336 and $154,672, respectively. The remaining balance of $415,777 will be recognized as the remaining shares are vested over the term of the contract.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Seymour. 75,000 shares vested on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three and six months ended December 31, 2016 of $74,317 and $148,633, respectively and for the three and six months ended December 31, 2015 of $77,336 and $154,672, respectively. The remaining balance of $415,777 will be recognized as the remaining shares are vested over the term of the contract.

For the three and six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 7,716 and 15,432 respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded expense of $23,804 and $58,069 respectively.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2016	2,572	$11,439
8/31/2016	2,572	11,978
9/30/2016	2,572	10,847
10/31/2016	2,572	9,591
11/30/2016	2,572	7,631
12/31/2016	2,572	6,583

	15,432	$58,069

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.69 to $1.12;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 10.71% to 10.76% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 4.00 to 3.84 years;

f.	36.95% to 34.72% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 85.39% to 80.76% volatility, 0.45% to 0.60% risk free rate) applied to the converted common.

For the six months ended December 31, 2016, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 17,148 shares of common stock with an exercise price of $2.04 per share expiring in August, 2020 and 17,148 shares of common stock with an exercise price of $1.75 per share expiring in November, 2020.  The fair value of the warrants was $9,997 for the three months and $27,145 for the six months ended December 31, 2016 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	57.36%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.48%

For the three and six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 16,232 and 36,764 respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $54,000, for the three and six months respectively, which was the fair values on the dates of issuance.

For the three and six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 8,406 and 15,183 respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $22,500, for the three and six months respectively, which was the fair values on the dates of issuance.

On December 31, 2016 two Holders of the Company’s Series B Debentures elected to receive the $80,000 quarterly interest payable in restricted common stock of the Company. For the three months ended December 31, 2016 the Company’s Board of Directors authorized the issuance of 73,733 shares of the Company’s restricted common stock for interest payable to the Holders. The Holders are entities controlled by Dr. Milton Boniuk, a Director of the Company.

On December 31, 2016 the Holder of the Company’s Series C Debentures elected to receive the $166,667 interest payable in restricted common stock of the Company. For the three months ended December 31, 2016 the Company’s Board of Directors authorized the issuance of 153,610 shares of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a Director of the Company.

Note 9 - Stock Warrants

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2016	6,616,700	$4.96	2.55	$4,459

Granted	34,296	1.90	3.83	-
Outstanding and exercisable at December 31, 2016	6,650,996	$4.95	1.81	$-

Of the above warrants, 414,284 expire in fiscal year ending June 30, 2017; 68,577 expire in fiscal year ending June 30, 2018; 6,065,247 expire in fiscal year ending June 30, 2019; 68,592 expire in fiscal year ending June 30, 2020 and 34,296 expire in fiscal year ending June 30, 2021.

Note 10 - Fair Value Measurement

Fair value measurements

At December 31, 2016 and June 30, 2016, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At December 31, 2016 and June 30, 2016 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2016:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$28,284
Derivative liability – Series C debentures	-	-	104,957
Derivative liability – warrants	-	-	2,189,582
Total derivatives	$-	$-	$2,322,823

	Fair Value Measurements at
	June 30, 2016:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$203,030
Derivative liability – Series C debentures	-	-	343,673
Derivative liability – warrants	-	-	3,197,182
Total derivatives	$-	$-	$3,743,885

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants, respectively, and, of which, 2,810,071 and 2,479,935, respectively, are outstanding at December 31, 2016. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at December 31, 2016, for a total number of 5,425,222 warrants outstanding and issued pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of December 31, 2016 and June 30, 2016 with the following assumptions:

-	The 5 year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
12/31/16	79%
6/30/16	83%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended December 31, 2016:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability – warrant

Beginning balance at July 1, 2016	$203,030	$343,673	$3,197,182
Additions during the year	-	-	-
Change in fair value	(174,746)	(238,716)	(1,007,600)
Transfer in and/or out of Level 3	-	-	-
Balance at December 31, 2016	$28,284	$104,957	$2,189,582

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

On May 30, 2013, the Company entered into an Employment Agreement with Meeta Vyas to serve as its Chief Financial Officer.  The employment agreement provided for a term of three years with a base salary of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The Agreement is renewable on an annual basis. On May 31, 2016, the Agreement was renewed for one year.

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

On February 13, 2017, the Company issued 200,000 shares of its Series A Preferred Stock to Anil Diwan, the Company’s founder, Chairman and President, as a performance bonus to Dr. Diwan.  The Series A Preferred Stock is convertible, only upon sale or merger of the Company, or the sale of or license of substantially all of the Company’s intellectual property, into shares of the Company’s common stock at the rate of 3.5 shares of common stock for each share of Series A Preferred Stock.  The Series A Preferred Stock has a preferred voting preference at the rate of nine votes per share. The Preferred Series A shares do not contain any rights to dividends, have no liquidation preference, and are not to be amended without the holder’s approval

On February 8, 2017, NanoViricides, Inc. (the “Company”) entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”). The Company and the Holders agreed to convert an aggregate of $5,000,000 of principal and accrued interest of $27,178 of the Debentures, which were payable on January 31, 2017 (the “Maturity Date”) into 4,359,652 newly-issued, restricted shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The conversion price of the Conversion Shares for the principal amount was $1.1533 representing the volume weighted average price of the NNVC Common Stock on the NYSE MKT from December 15, 2016 to January 30, 2017, a premium of the closing bid price of the Common Stock on the Maturity Date of $1.1500. The conversion price for the interest amount was $1.12, the average of the open and closing price of NNVC common stock on January 31, 2017, as per the Debenture agreement. In connection with the conversion agreement, the Holders accepted the conversion shares in full and final satisfaction of the debentures converted.

On December 11, 2016 the Company’s Board of Directors requested the Executive Team to provide its recommendations for the conversion of the Series B Debentures . On or about January 25, 2017,the Executive Team proposed to amend the debenture conversion rights and permit the Holders the option to convert based upon a conversion price representing the volume weighted average price of the Common Stock on the NYSE MKT from December 15, 2016 to January 30, 2017. The Holders had the right to demand repayment of the principal balance and interest in cash or shares of Common Stock at the conversion rate of $3.50 per share, as per the original debenture agreement. The revised conversion terms to all holders of the Series B Convertible Debentures, with a total principal value of $6,000,000, was approved by the Board of Directors on January 29, 2017, with Dr. Milton Boniuk recusing himself from the vote. Of these, holders, of $5,000,000 principal value debentures, an entity controlled by Dr. Milton Boniuk , a director of the Company, and The Boniuk Charitable Foundation agreed to the Company’s offer on February 8, 2017. The remaining $1,000,000 principal, with accrued interest as of the maturity date, was repaid to the holders thereof in cash.

The Company believes that its offer to the Holders to convert at a rate based on the Company’s recent stock price performance is in the best interests of its shareholders, as it bolsters the Company’s available capital for executing on its current business plan.

This debenture extinguishment retains approximately $5.02 million of the Company’s cash on hand, and results in a decrease of current liabilities by approximately $6.03 million. No agents were retained and no commissions or fees were paid other than usual attorney’s fees.

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

Background - The Nanoviricide® Platform Technology

NanoViricides, Inc. is a globally leading company in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody. In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The nanoviricide technology is the only technology in the world, to the best of our knowledge, that is capable of both (a) attacking extracellular virus, thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

Our anti-viral therapeutics, that we call “nanoviricides®” are designed to appear to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately.

NanoViricides, Inc. is one of a few bio-pharma companies that has all the capabilities needed from research and development to marketable drug manufacture in the small quantities needed for human clinical trials. With the completion of and relocation to our new campus at 1 Controls Drive, Shelton, CT, we now possess state of the art nanomedicines characterization facilities that we believe enable us to perform pre-IND nanomedicine analysis and characterization studies of any of our various drug candidates in house. In addition, we believe we now have the ability to scale up production of any of our drug candidates, and implement state of the art in-process controls as well as post-process analysis controls in order to establish robust c-GMP-capable production methodologies. We also have a Biological Safety Level 2 (BSL2) certified virological cell culture lab at our new campus. We are able to perform initial cell culture based screening of large numbers of drug candidates for effectiveness and safety against certain of the viruses that we have targeted for drug development. This capability boosts our drug development capabilities significantly. Other than this limited initial screening, all of the biological testing and characterization of our drug candidates continues to be performed by external academic or institutional collaborators and contract research organizations (CRO). In particular, all of the animal studies are performed by our collaborators and CROs.

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

Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. Oral and genital herpes is also a well-known disease, with no cure and existing treatments that are not very effective. Shingles, caused by VZV, a herpesvirus, does not have an effective treatment at present, although some drugs are approved for use in shingles. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. The epidemic and pandemic potential as well as the constantly changing nature of influenza viruses is well known. The HIV/AIDS worldwide epidemic and the “curse of slow death” nature of HIV viral infection is also well known. Dengue viral infection is also known as “breakbone fever”. What is worse, is that when a patient is infected with a dengue virus a second time, if the virus is a different serotype, then it can cause a severe dengue disease, or dengue hemorrhagic syndrome, with very high morbidity and a high rate of fatality. This is because, the patient’s immune system mounts an attack, but the antibodies that it generates, directed at the previous infecting virus, are not effective against the new infection, and instead the new infecting virus uses them to hitch a ride into host cells that it infects more severely. This phenomenon is called “Antibody-Dependent Enhancement” or “ADE” for short.

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

Thus, an effective drug with a good safety profile could have a dramatic impact on ocular viral infections. Merit-based compensation for the herpes keratitis treatment would enable strong financial incentive and could result in potential revenues in the $50 million to several hundreds of millions range, depending upon the effectiveness of the drug. The Company believes that it has sufficient production capacity at its current site to supply the US requirement of the drug for treatment of (ocular) herpes keratitis upon drug licensure.

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

Management Discussion - Accomplishments in Reported Quarter, Our Drug Development Programs and Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead anti-Herpes-virus programs. In particular, we have focused on a work plan related to identifying a clinical development candidate for the topical skin cream for the treatment of shingles outbreak. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for the other three indications in the HerpeCide™ project, namely, cold sores, genital ulcers, and ocular viral infections. We have also continued to work on our anti-influenza drug development programs under the FluCide™ project.

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

The Company has established additional collaborations towards IND-enabling development of drug candidates against the four indications listed earlier. We now have collaboration agreements with the CORL at the University of Wisconsin, the Campbell Lab at the University of Pittsburgh, and, the Moffat Lab at SUNY Upstate Medical Center, for the evaluation of our nanoviricides® drug candidates in models of ocular herpesvirus and adenovirus infections as well as VZV infections in in vitro and ex vivo models. TransPharm Preclinical Solutions, a CRO, will continue to perform testing of our anti-herpes drug candidates in dermal infection animal models. The Company also now has the ability to perform initial screening of our drug candidates in our BSL2 certified Virology Lab in Shelton, CT, against several viruses that include various strains and subtypes of HSV-1, HSV-2, VZV, and Influenza.

The Company has previously reported the successes of its nanoviricides drug candidates in pre-clinical studies of dermal herpes virus infections in mouse models. The studies in Dr. Brandt’s laboratory at the University of Wisconsin will be critical in optimizing our anti-herpes drug candidates against ocular herpes virus infections. The goal of these studies will be to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections.

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

The Company continues to work on its anti-influenza drug candidates in parallel to its HerpeCide program. We are currently developing Injectable FluCide™ for hospitalized patients with severe influenza as our first, broad-spectrum anti-influenza drug candidate. We have demonstrated the very first effective orally available nanomedicine, namely oral FluCide™ for outpatients with influenza. The development of Oral FluCide is expected to follow behind Injectable FluCide.

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

Our Campus and Facilities

We have completed our relocation to the new campus in Shelton, CT. We performed this transition smoothly and without affecting continuing operations by employing a staged relocation strategy.

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

We have recently engaged a new Senior Virologist, Brian Friedrich, PhD. He has worked on drug development and drug screening for highly pathogenic viruses including alphaviruses, bunyaviruses, and filoviruses, at United States Army Medical Research Institute for Infectious Diseases (USAMRIID). He has also worked on HIV-1 and on flaviviruses such as West Nile Virus. Brian is trained in up to BSL-4 laboratory protocols in virology.

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

All of our drug development programs are in the pre-clinical or advanced pre-clinical stages.

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

Our antiviral safety and efficacy studies are substantially performed by third party collaborators or contract organizations. To this end, we have engaged several new collaborations to help us finalize clinical candidates and develop IND-enabling pre-clinical data in our various programs this year. For our HerpeCide program, we have collaborations with the CORL at the University of Wisconsin for HSV-1 and HSV-2, with focus on small animal models for ocular disease; the Campbell Lab at the University of Pittsburgh for in vitro cell culture models of various ocular viruses including many adenovirus and herpesvirus strains, as well as animal models for ocular herpes keratitis (HK) and adenoviral epidemic kerato-conjunctivitis (EKC); and TransPharm, LLC, a contract research organization (CRO), for pre-clinical animal efficacy studies for our HSV-1 and HSV-2 skin cream drug candidates. In addition, we have a continuing relationship with BASi Toxicology Services of West Lafayette, IN (“BASi”), a CRO for GLP and non-GLP safety/toxicology studies. We have engaged Biologics Consulting Group (BCG) for advice and help with regulatory affairs.

We have entered into an agreement with SUNY Upstate Medical University for the testing of our nanoviricides® drug candidates against VZV (varicella zoster virus), i.e. the shingles virus. The research is being performed in the laboratory of Dr. Jennifer Moffat and will include in vitro, ex vivo and possibly in vivo studies. Dr. Moffat has extensive experience in VZV infection and antiviral agent discovery. The goal of these studies is to help select a clinical drug development candidate for toxicology and safety evaluation intended for clinical trials for the treatment of shingles in humans.

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

In addition, NanoViricides, Inc. is possibly the first company in the world in the entire field of nanomedicines to have developed a nanomedicine drug that is effective when taken orally (by mouth). Our oral anti-influenza drug candidate, NV-INF-2, has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models, in our FluCide™ program. We believe that the Oral FluCide drug development will follow the Injectable FluCide for hospitalized patients as the latter enters human clinical trials. We believe we now have the ability to manufacture sufficient drug material for initial market entry of our Injectable FluCide drug candidate when licensed by the FDA or another regulatory agency. However, an oral drug against influenza is expected to require very large manufacturing facility in order to address the large worldwide outpatient influenza market, comprising billions of cases every year. We intend to out-license the oral FluCide drug candidate when appropriate.

We have performed preliminary safety and toxicology studies on certain drug candidates in the FluCide program. In all of the studies conducted, the drug candidates were found to be extremely safe. Both mouse and rat models have been employed for these studies. Some of the earlier studies were performed at KARD Scientific. Recent studies have been performed at BASi, Inc., a well-regarded pre-clinical CRO for tox package studies. As a result of the strong safety, we have estimated a batch size requirement of about 2kg ~ 2.5kg of Injectable FluCide that will be needed to complete the full set of tox studies as well as efficacy studies in different influenza virus strains in cell cultures as well as in animal models. However, the HerpeCide program drug candidates are expected to require only 100g~500g scale batch production for toxicological and initial human clinical trials studies. We have therefore re-prioritized our programs last year and are now focused on the scale up studies for the HerpeCide drug candidates at approximately 200g scale of production. We will be able to continue further development of a 1kg~2kg per batch scale for FluCide drug candidates after we have completed the HerpeCide program scale up.

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

These licenses are provided for all the intellectual property held by TheraCour Pharma, Inc. that relates to our antiviral licensed products. These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge base that is utilized for developing the drugs and making them successful.

In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. In addition, the licenses are held in perpetuity by NanoViricides for worldwide use. The licenses are also exclusively provided to NanoViricides for the licensed products so NanoViricides is the only party that can further sublicense the resulting drugs to another party, if it so desires. TheraCour cannot further license anything in our licensed products areas because of the breadth of the license. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that, effectively, TheraCour would be able to take the licenses back only in the event that NanoViricides files bankruptcy or otherwise declares insolvency and the inability to conduct its business. This structure is standard in the licensing world as it saves the IP from being blocked from commercialization in lengthy and potentially fragmentary bankruptcy proceedings.

A fundamental Patent Cooperation Treaty (“PCT”) patent application, on which the nanoviricides® technology is based, has resulted in additional issued patents in Europe and Korea. As with issuances in other countries including the United States, these patents have been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The corresponding original “pi-polymer” international application, namely, PCT/US06/01820, was filed under the Patent Cooperation Treaty (PCT) system in 2006. Several other patents have already been granted previously in this patent family in various countries and regions, including Australia, ARIPO, Canada, China, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, OAPI, Philippines, Singapore, Vietnam, South Africa, and the USA. Prosecution in several other countries continues. In May 2012, the US Patent (No. 8,173,764) was granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” The US patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. Estimated expiry dates for these patents range nominally from 2027 to 2029 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

In addition to this basic PCT application that covers the “pi-polymer” structure itself, another PCT application, PCT/US2007/001607, that discloses making antiviral agents from the TheraCour family of polymers and such structures is in various stages of prosecution in several countries, and has already issued in at least seven countries and regions. The counterparts of the international PCT application have issued as a granted patent in Australia, Japan, China, ARIPO, Mexico, New Zealand, OAPI, Pakistan, and, South Africa to date. Additional issuances are expected in Europe, USA, and in several other countries around the world. This patent application covers antivirals based on the TheraCour polymeric micelle technologies, their broad structures and compositions of matter, pharmaceutical compositions, methods of making the same, and their uses. The nominal expiry dates are expected to range from 2027 to 2029.

More than 61 patents have been issued globally on the basis of the two international PCT patent families that cover the fundamental aspects of our platform technology. Additional patent grants are expected to continue as the applications progress through prosecution processes. All of the resulting patents have substantially broad claims.

The patents are being issued to the inventors Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of whom are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the groundbreaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour Pharma, Inc.

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

The Handbook of Clinical Nanomedicine, Vol. 1. Nanoparticles, Imaging, Therapy, and Clinical Applications, edited by Raj Bawa, PhD, Gerald F. Audette, PhD, and Israel Rubinstein, MD, is the first volume in a two volume set published by CRC Press; it is part of the Pan Stanford Series on Nanomedicine. The publisher states that Volume 1 “provides a comprehensive roadmap of basic research in nanomedicine as well as clinical applications. It not only highlights current advances in diagnostics and therapies but also explores related issues like nomenclature, terminology, historical developments, and regulatory aspects. While bridging the gap between basic biomedical research, engineering, medicine and law, the handbook provides a thorough understanding of Nanoviricides potential to address (i) medical problems from both the patient and health provider's perspective, and (ii) current applications and their potential in a healthcare setting.” The CRC Press lists the official publication date as February 28, 2016. (https://www.crcpress.com/Handbook-of-Clinical-Nanomedicine-Two-Volume-Set/Bawa-Audette-Rubinstein/9789814316170).

NanoViricides, Inc. Annual Shareholders’ Meeting

The Company’s 2016 Annual Shareholders Meeting was held at the Sheraton Stamford, in Stamford, CT, USA, on Sunday, December 11, 2016, from 9am to 12pm.

Analysis of Financial Condition, and Result of Operations

As of December 31, 2016, we had cash and equivalents of $19,301,566, prepaid expenses of $139,721, and property and equipment of $11,459,482, net of accumulated depreciation of $2,176,536. Long-term liabilities were $5,902,191 and stockholders’ equity was $19,146,018 at December 31, 2016.

As of June 30, 2016, we had cash and equivalents of $24,162,185, and $219,458 in prepaid expenses. Property and equipment stood at $11,760,767 net of accumulated depreciation of $1,850,816. Long term liabilities were $6,841,190 and the stockholders’ equity was $23,048,214 at June 30, 2016.

During the three and six month periods ended December 31, 2016 we used approximately $2,600,000 and $4,800,000 respectively, in cash toward operating activities.

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

Requirement for Additional Capital

As of December 31, 2016, we have current assets of $19,441,287 that is more than sufficient for our operations for more than one year at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

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

We believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe this data will then enable us to file an Investigational New Drug Application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

Most pharmaceutical companies expect 4 to 10 years of study to be required before a drug candidate reaches the IND stage. We believe that because we are working in the infectious agents’ area, our studies will have objective response end points, and most of our human clinical studies will be of relatively short duration. Our business plan is based on these assumptions. If we find that we have underestimated the time duration of our studies, or we have to undertake additional studies, due to various reasons within or outside of our control, this will grossly and adversely impact both our timelines and our financing requirements.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and six month periods ended December 31, 2016 and 2015.

Revenues – The Company is currently a non-revenue producing entity.

Operating Expenses – Research and development expenses for the three months ended December 31, 2016 increased $108,499 to $1,261,000 from $1,152,501 for the three months ended December 31, 2015, and for the six months ended December 31, 2016 increased $353,564 to $2,713,137 from $2,359,573 for the six months ended December 31, 2015. This increase in the cost of research and development is largely attributable to the increase in research and development payroll costs, lab supplies and materials.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2016 increased $98,818 to $1,036,618 from $937,800 for the three months ended December 31, 2015 and for the six months ended December 31, 2016 increased $69,151 to $2,024,930 from $1,955,779 for the six months ended December 31, 2015. The increase resulted primarily from an increase in other operating expenses in general.

Interest Income (Expense) – Interest income increased $16,296 to $11,734 for the three months ended December 31, 2016 from interest expense of ($4,562) for the three months ended December 31, 2016. Interest income increased $21,650 to $25,911 for the six months ended December 31, 2016 from $4,261 for the six months ended December 31, 2015. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The increase is due to an increase in market rates.

Interest Expense on Convertible Debebtures – Interest expense for each of the three month periods ended December 31, 2016 and 2015 was $245,000. Interest expense was $490,000 for each of the six month periods ended December 31, 2016 and 2015.

Other Expenses – Discount on convertible debentures for the three months ended December 31, 2016 increased $73,325 to $423,287 from $349,962 for the three months ended December 31, 2015. Discount on convertible debentures for the six months ended December 31, 2016 increased $143,079 to $826,749 from $683,670 for the six months ended December 31, 2015. The increase reflects amortization of the discount on the Company’s Series B and Series C Convertible Debentures.

Other Income – Change in fair value of derivatives for the three months ended December 31, 2016 increased $1,493,238 to $1,407,771 from ($85,467) for the three months ended December 31, 2015. Change in fair value of derivatives for the six months ended December 31, 2016 increased $18,547 to $1,421,062 from $1,402,515 for the six months ended December 31, 2015. Change in the fair value of derivatives is a non cash item estimate based upon certain actuarial assumptions. See Footnote 7 to the Financial Statements.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the six months ended December 31, 2016, the Company had a net loss of ($4,607,843), or $ ($0.08) per share on a fully diluted basis compared to a net loss of ($4,082,246) or ($0.07) per share on a fully diluted basis for the six months ended December 31, 2015. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net operating loss in the current period was greater than the net operating loss for the six months ended December 31, 2015, due to an increase in the operating and administrative expenses related to the increase in research and development activities.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $19,302,000 as of December 31, 2016 and accounts payable and accrued liabilities of approximately $210,000.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $69,432,000 at December 31, 2016.

Our cash and cash equivalent balance is sufficient for us to continue our operations for more than one year at our current rate of expenditure.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended December 31, 2016.

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

As of December 31, 2016, we carried out an evaluation, with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 15,432 fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 36,764 fully vested shares of restricted common stock for consulting services.

For the six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 15,183 fully vested shares of its restricted common stock for Director Services.

On December 31, 2016, two Holders of the Company’s Series B Debentures elected to receive the $80,000 quarterly interest payable in restricted common stock of the Company. For the three months ended December 31, 2016 the Company’s Board of Directors authorized the issuance of 73,733 shares of the Company’s restricted common stock for interest payable to the Holders. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

On December 31, 2016, the Holder of the Company’s Series C Debentures elected to receive the $166,667 quarterly interest payable in restricted common stock of the Company. For the three months ended December 31, 2016 the Company’s Board of Directors authorized the issuance of 153,610 shares of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For the six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 15,432 fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 36,764 fully vested shares of restricted common stock for consulting services.

For the six months ended December 31, 2016, the Company’s Board of Directors authorized the issuance of 15,183 fully vested shares of its restricted common stock for Director Services.

On December 31, 2016, two Holders of the Company’s Series B Debentures elected to receive the $80,000 quarterly interest payable in restricted common stock of the Company. For the three months ended December 31, 2016 the Company’s Board of Directors authorized the issuance of 73,733 shares of the Company’s restricted common stock for interest payable to the Holders. The Holders are entities controlled by Dr. Milton Boniuk, a director of the Company.

On December 31, 2016, the Holder of the Company’s Series C Debentures elected to receive the $166,667 quarterly interest payable in restricted common stock of the Company. For the three months ended December 31, 2016 the Company’s Board of Directors authorized the issuance of 153,610 shares of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: February 14, 2017	Name: Eugene Seymour, M.D.
Title: Chief Executive Officer and Director
(Chief Executive Officer )

/s/ Meeta Vyas
Dated: February 14, 2017	Name: Meeta Vyas
Title: Chief Financial Officer
(Chief Financial Officer)

