Form 10-Q
period 2017-03-31
NANOVIRICIDES, INC.
filed 2017-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

Commission File Number: 001-36081

NANOVIRICIDES, INC.

(Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

1 Controls Drive

Shelton, Connecticut 06484

(Address of principal executive offices and zip code)

(203) 937-6137

(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of May 15, 2017, there were approximately 63,072,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,155,085	$24,162,185
Prepaid expenses	217,281	219,458
Prepaid expenses –related party	370,187	-
Total Current Assets	16,742,553	24,381,643

PROPERTY AND EQUIPMENT
Property and equipment	13,730,203	13,611,583
Accumulated depreciation	(2,340,146)	(1,850,816)
Property and equipment, net	11,390,057	11,760,767

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(73,688)	(67,487)
Trademark and patents, net	385,266	391,467

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	58,274	96,026
Total Other Assets	61,789	99,541
Total Assets	$28,579,665	$36,633,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$112,706	$96,524
Accounts payable – related parties	-	767,454
Debenture payable - Series B, net of discount	-	5,474,737
Derivative liability - Series B debentures	-	203,030
Accrued expenses	52,270	35,602
Deferred interest payable - current portion	166,667	166,667
Total Current Liabilities	331,643	6,744,014

LONG TERM LIABILITIES:
Debenture payable - Series C, net of discount	3,732,816	3,133,668
Derivative liability - Series C, debentures	50,316	343,673
Derivative liability - warrants	2,017,476	3,197,182
Deferred interest payable - long term portion	41,666	166,667
Total Long Term Liabilities	5,842,274	6,841,190

Total Liabilities	6,173,917	13,585,204

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 4,341,028 and 4,091,094 shares issued and outstanding, at March 31, 2017 and June 30, 2016, respectively	4,341	4,091
Common stock, $0.001 par value; 150,000,000 shares authorized, 63,072,333 and 58,179,699 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	63,072	58,179
Additional paid-in capital	94,909,056	87,810,145
Accumulated deficit	(72,570,721)	(64,824,201)

Total Stockholders' Equity	22,405,748	23,048,214

Total Liabilities and Stockholders' Equity	$28,579,665	$36,633,418

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months ended		For the Nine Months ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

OPERATING EXPENSES
Research and development	$1,559,202	$1,067,495	$4,272,339	$3,427,068
General and administrative	1,056,512	980,731	3,081,442	2,936,510

Total operating expenses	2,615,714	2,048,226	7,353,781	6,363,578

LOSS FROM OPERATIONS	(2,615,714)	(2,048,226)	(7,353,781)	(6,363,578)

OTHER INCOME (EXPENSE):
Interest income	17,959	39,116	43,870	43,378
Interest expense on convertible debentures	(165,767)	(301,115)	(655,767)	(791,115)
Discount on convertible debentures	(297,662)	(362,993)	(1,124,411)	(1,046,663)
Loss on extinguishment of debt	(332,524)	-	(332,524)	-
Change in fair value of derivatives	255,031	(2,318,453)	1,676,093	(915,938)

Other (expense) income	(522,963)	(2,943,445)	(392,739)	(2,710,338)

LOSS BEFORE INCOME TAX PROVISION	(3,138,677)	(4,991,671)	(7,746,520)	(9,073,916)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(3,138,677)	$(4,991,671)	$(7,746,520)	$(9,073,916)

NET LOSS PER COMMON SHARE
- Basic	$(0.05)	$(0.09)	$(0.13)	$(0.16)
- Diluted	$(0.05)	$(0.09)	$(0.13)	$(0.16)
Weighted average common shares outstanding
- Basic	61,002,941	57,836,770	59,115,786	57,565,406
- Diluted	61,002,941	57,836,770	59,115,786	57,565,406

 See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2016 through March 31, 2017

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2016	4,091,094	$4,091	58,179,699	$58,179	$87,810,145	$(64,824,201)	$23,048,214

Common shares issued for employee compensation	-	-	71,430	72	82,073	-	82,145

Common shares issued upon conversion of Series B Debenture	-	-	4,335,386	4,335	5,328,189	-	5,332,524

Series A Preferred Shares issued for employee stock compensation	249,934	250	-	-	1,101,411	-	1,101,661

Common shares issued for consulting and legal services rendered	-	-	59,900	60	80,940	-	81,000

Warrants issued to Scientific Advisory Board	-	-	-	-	32,462	-	32,462

Common shares issued for debenture interest	-	-	401,087	401	440,111	-	440,512

Common shares issued for Directors services	-	-	24,831	25	33,725	-	33,750

Net loss	-	-	-	-	-	(7,746,520)	(7,746,520)

Balance, March 31, 2017	4,341,028	$4,341	63,072,333	$63,072	$94,909,056	$(72,570,721)	$22,405,748

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,746,520)	$(9,073,916)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	1,101,661	547,946
Common shares issued as compensation and for services	196,895	143,050
Common shares issued for interest	440,512	493,334
Warrants granted to Scientific Advisory Board	32,462	29,422
Warrants issued for Series B Debenture Interest	-	56,115
Depreciation	489,330	488,997
Amortization	6,201	6,202
Change in fair value of derivative liability	(1,676,093)	915,938
Amortization of debt discount on convertible debentures	1,124,411	1,046,663
Loss on extinguishment of Series B Debenture	332,524	-
Changes in operating assets and liabilities:
Prepaid expenses	2,177	(100,064)
Prepaid expenses- related party	(370,187)	-
Other assets	37,752	27,341
Accounts payable	16,182	(17,657)
Accounts payable - related party	(767,454)	64,669
Accrued expenses	16,668	49,854
Deferred interest payable	(125,001)	(125,000)

NET CASH USED IN OPERATING ACTIVITIES	(6,888,480)	(5,447,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(118,620)	(424,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Series B Debentures payable	(1,000,000)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,007,100)	(5,871,372)

Cash and cash equivalents at beginning of period	24,162,185	31,467,748

Cash and cash equivalents at end of period	$16,155,085	$25,596,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$492,434	$791,115

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for debenture payment	$5,000,000	$-
Common Stock issued upon cashless exercise of stock options	-	313
Depreciation due to decommissioning of West Haven, CT facilities	-	332,476

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March 31, 2017 AND 2016

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

 Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 16, 2016.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Warrants	6,662,428	6,599,552

Total potentially outstanding dilutive common shares	6,662,428	6,599,552

In addition, the Company has issued Convertible Debentures to investors.

At March 31, 2017, pursuant to the redemption provisions of the Company’s Series C Convertible Debenture (the “Series C Debenture”), the Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, and if the closing bid price of the common Stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of common stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the Common Stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of common stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of common stock (the “Redemption Warrants”, and collectively with (i) – (iv), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act. Coupon interest payable quarterly related to the Series C Debenture is payable in cash or shares of common stock at the average of the open and close value on the date such interest payment is due at the option of the Holder.

At March 31, 2017, the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 4,341,028 shares of Series A Preferred Stock to investors and others as of March 31, 2017. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. In addition. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2017, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 15,193,598, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for loss from continuing operations:

	For the three months ended March 31,		For the Nine months ended March 31,
	2017	2016	2017	2016
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(3,138,677)	$(4,991,671)	$(7,746,520)	$(9,073,916)

Denominator for basic weighted average shares of common stock	61,002,941	57,836,770	59,115,786	57,565,406

Basic loss per share of common stock	$(0.05)	$(0.09)	$(0.13)	$(0.16)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(3,138,677)	$(4,991,671)	$(7,746,520)	$(9,073,916)

Add: Income impact of assumed conversion of Debentures	-	-	-	-

Net loss attributable to common stockholders plus assumed conversions	$(3,138,677)	$(4,991,671)	$(7,746,520)	$(9,073,916)

Denominator for basic weighted average shares of common stock	61,002,941	57,836,770	59,115,786	57,565,406

Incremental shares from assumed conversions of Debentures payable	-	-	-	-

Denominator for diluted weighted average shares of common stock	61,002,941	57,836,770	59,115,786	57,565,406

Diluted loss per share of common stock	$(0.05)	$(0.09)	$(0.13)	$(0.16)

Series B and Series C debentures were excluded from the fully diluted loss per share calculation for the three and nine months ended March 31, 2017 because their inclusion is anti-dilutive. Additionally, the Series A Preferred shares are contingently convertible instruments, where the contingency is not based upon the price of the Company’s stock or the convertible instruments. The necessary conditions for conversion (see above) have not been satisfied and the potential shares are not included pursuant to ASC 260-10-55-44.

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

Note 3 - Financial Condition

The Company’s financial statements for the interim period ended March 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at March 31, 2017 of $72,570,721.  In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2017 the Company had cash and cash equivalents of $16,155,085. The Company’s Series B Convertible Debenture, in the amount of $6 million, matured on January 31, 2017. On February 8, 2017, the Company entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”). The Company and the Holders agreed to convert an aggregate of $5,000,000 of principal and $27,178 of accrued interest attributable to the Company’s Series B Debentures, which were payable on January 31, 2017 (the “Maturity Date”) into 4,335,386 newly-issued, restricted shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for the conversion of the principal and 24,266 shares of common stock for the payment of accrued interest. The principal balance of $1,000,000 not being converted was paid in cash on February 8, 2017. The Company recognized a non-cash loss on extinguishment of debt of $332,524 on the conversion of the aforesaid principal and interest attributable to the Series B Debentures into the Company’s common stock.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

Eugene Seymour	CEO, significant stockholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

	For the three months ended		For the nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Property and Equipment

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$1,589	$8,022	$19,584	$22,670

	As of
	March 31, 2017	June 30, 2016
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs, as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was

	$-	$767,454

	March 31, 2017	June 30, 2016
Prepaid Expenses – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company is obligated to submit payment equivalent of two months of expenses to TheraCour. This payment is provided to fund expenses incurred by TheraCour on our behalf but have not been billed to the Company. The prepayment net of any accounts payable due to TheraCour Pharma Inc. on the reporting date was	$370,187	$-

	For the three months ended		For the nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour pursuant to an Exclusive License Agreement between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2017 and June 30, 2016	$635,591	$751,203	$2,475,707	$2,763,817

	As of
Debentures Payable to a Director	March 31, 2017	June 30, 2016

Series B Convertible Debentures - Milton Boniuk	$-	$4,000,000
Series C Convertible Debentures - Milton Boniuk	5,000,000	5,000,000

Total Debentures Payable to a Director	$5,000,000	$9,000,000

	As of
Debenture Interest Payable to a Director	March 31, 2017	June 30, 2016

Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest is paid out quarterly over the remaining term of the debenture commencing September 30, 2015:
Deferred interest payable - short-term	$166,667	$166,667
Deferred interest payable - long-term	41,666	166,667

Total Debenture Interest Payable to a Director	$208,333	$333,334

Coupon interest expense on the Series B Debentures to two holders controlled by Dr. Milton Boniuk for the three months ended March 31, 2017 and 2016 was $27,178 and $80,000, respectively, and for the nine months ended March 31, 2017 and 2016 was $187,178 and $240,000, respectively.

Coupon interest expense on the Series C Debentures to Dr. Milton Boniuk for the three months ended March 31, 2017 and 2016 was $125,000 and $125,000, respectively, and for the nine months ended March 31, 2017 and 2016 was $375,000 and $375,000, respectively.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2017	June 30, 2016

GMP Facility	$7,996,402	$7,996,402

Land	260,000	260,000

Office Equipment	48,486	46,897

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,419,708	5,302,677

Total Property and Equipment	13,730,203	13,611,583

Less Accumulated Depreciation	(2,340,146)	(1,850,816)
Property and Equipment, Net	$11,390,057	$11,760,767

Depreciation expense for the three months ended March 31, 2017 and 2016 was $163,611 and $163,511, respectively, and for the nine months ended March 31, 2017 and 2016 was $489,330 and $488,997, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2017	June 30, 2016

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(73,688)	(67,487)
Trademarks and Patents, Net	$385,266	$391,467

Amortization expense amounted to $2,067 and $2,067 for the three months ended March 31, 2017 and 2016, respectively, and $6,201 and $6,204 for the nine months ended March 31, 2017 and 2016, respectively.

Note 7 - Convertible Debentures and Derivatives

Debentures - Series B

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bore an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the three month periods ended March 31, 2017 and 2016, the Company paid $13,589 and $40,000, respectively, of coupon interest to Holders in cash, and two additional Holders of the Company’s Series B Convertible Debentures elected to receive $27,178 and $80,000, respectively of coupon interest payment in shares of the Company’s common stock. For the nine month periods ended March 31, 2017 and 2016, the Company paid a total of $173,589 and $200,000, respectively, of coupon interest to Holders in cash and two of the Holders of the Company’s Series B Convertible Debentures elected to receive $107,178 and $160,000 respectively, of their coupon interest payment in shares of the Company’s common stock. The Board of Directors authorized the issuance of 97,999 and 101,558 shares of the Company’s common stock for the nine month periods ended March 31, 2017 and 2016, respectively. Additional interest was payable in restricted common stock of 571,429 shares at issuance, and on February 1, 2014 and 2015 and additional interest payable in 571,433 warrants on February 1, 2016. The investors could convert the principal of the debentures and any accrued interest into common stock at a fixed price of $3.50 per share. The Company could prepay the debentures, in which case the base interest rate would increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

The following table presents the balance of the Series B Debenture payable, net of discount at June 30, 2016. The Series B debentures matured on February 1, 2017, as described further below. The debt discount has been amortized to interest expense over the term of the debenture:

June 30, 2016

Proceeds	$6,000,000
Debt discount for bifurcated derivative	(2,735,310)
3,264,690

Accumulated amortization of debt discount	2,210,047

Debenture payable - Series B, net	$5,474,737

The Company recognized amortization of the discount as an additional interest charge to “Discount on convertible debentures” for the three month periods ended March 31, 2017 and 2016, in the amounts of $89,165 and $196,074, respectively, and for the nine month periods ended March 31, 2017 and 2016, in the amounts of $525,263 and $570,505, respectively.

The debenture contained embedded derivatives that were not clearly and closely related to the host instrument. The embedded derivatives were bifurcated from the host debt instrument and treated as a liability.

The single compound embedded derivative features valued include the:

1.	Principal conversion feature at maturity based on fixed conversion price subject to standard adjustments.

2.	Redemption additional interest and Redemption Warrants offering.

3.	Additional Interest Shares and Interest Warrants.

The Company used a lattice model that values the compound embedded derivatives bifurcated from the Series B Convertible Debenture based on a probability weighted discounted cash flow model at January 31, 2017 and June 30, 2016.

The following assumptions were used for the valuation of the compound embedded derivative at January 31, 2017 and June 30, 2016:

•	The balance of the Series B Convertible Debenture was $6,000,000;

•	The underlying stock price was used as the fair value of the common stock. The warrant value with the $3.50 exercise price decreased due to the shorter term remaining and the difference between the exercise price and the stock price. The stock price decreased to $1.60 at June 30, 2016 which decreased the warrant value with the $3.50 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

 6/30/2016     83%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 20.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its shares value would be equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.99%.

•	Even though the shares are restricted, the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at January 31, 2017 and June 30, 2016 was $0 and $203,030 respectively.

The Company’s Series B Convertible Debenture, in the amount of $6 million, matured on January 31, 2017. On February 8, 2017, the Company entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”). The Company and the Holders agreed to extinguish an aggregate of $5,027,178 of principal and interest attributable to the Company’s Series B Debentures, which were payable on January 31, 2017 (the “Maturity Date”) by converting into 4,359,652 newly-issued, restricted shares (the “Conversion Shares”) of the Company’s Common Stock. The number of shares attributable to the principal being converted was determined by dividing the $5,000,000 principal by $1.1533, the volume weighted average price (“VWAP”) of the Company’s stock price for the period from December 15, 2016 to January 30, 2017. The $5,000,000 of principal and $27,178 of accrued interest were converted into 4,335,386 and 24,266 shares of common stock, respectively. The principal balance of $1,000,000 not converted was paid in cash on February 8, 2017. The Company recognized a non-cash loss on extinguishment of debt of $332,524 on the extinguishment of the aforesaid principal attributable to the Series B Debentures into the Company’s Common Stock. The loss on extinguishment of debt resulted from the excess of the market value of the shares issued on February 8, 2017 of $1.23 /share or $5,332,524 in the aggregate, over the $5,000,000 face value of the debt extinguished.

Debenture - Series C

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 was deferred, to be paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For each of the three-month periods ended March 31, 2017 and 2016, the Holder of the Company’s Series C Convertible Debentures elected to receive $125,000 of their coupon interest payment and $41,667 of deferred interest payment in shares of the Company’s common stock. For the nine month periods ended March 31, 2017 and 2016 the Holder elected to receive $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash and $250,000 of their coupon interest payment and $83,334 of deferred interest payment in shares of the Company’s Common Stock. The Board of Directors authorized the issuance of 149,478 and 69,736 shares of the Company’s Common Stock for the three-month periods ended March 31, 2017 and 2016, respectively. The Board of Directors authorized the issuance of a total of 303,088 and 211,220 shares of the Company’s Common Stock for the nine-month periods ended March 31, 2017 and 2016, respectively. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $208,497 and $166,919 for the three month periods ended March 31, 2017 and 2016, respectively, and $599,148 and $570,505 for the nine month periods ended March 31, 2017 and 2016, respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	1,764,541	1,165,393

Debenture payable - Series C, net	$3,732,816	$3,133,668

The Company uses a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at March 31, 2017 and June 30, 2016.

The following assumptions were used for the valuation of the compound embedded derivative at March 31, 2017 and June 30, 2016:

•	The balance of the Series C Convertible Debenture as of March 31, 2017 and June 30, 2016 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price increased to $1.12 at March 31, 2017 with lower projected annual volatility. The warrant value with the $6.05 exercise price decreased due the decreasing term remaining. The stock price decreased to $1.60 at June 30, 2016 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

3/31/17     70%

6/30/16     83%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.99%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at March 31, 2017 and June 30, 2016 was $50,316 and $343,673, respectively.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Diwan. 75,000 shares vested on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three and nine months ended March 31, 2017 of $74,317 and $222,960, respectively and for the three and nine months ended March 31, 2016 of $77,336 and $232,008, respectively. The remaining balance of $341,460 will be recognized as the remaining shares are vested over the term of the contract.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Seymour. 75,000 shares vested on June 30, 2016 and the remainder of the shares will vest over the three years of the employment agreement and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three and nine months ended March 31, 2017 of $74,317 and $222,960, respectively and for the three and nine months ended March 31, 2016 of $77,336 and $232,008, respectively. The remaining balance of $341,460 will be recognized as the remaining shares are vested over the term of the contract.

For the three and nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $82,145.

For the three and nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 234,502 and 249,934 respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded expense of $597,694 and $655,763 for the three and nine months ended March 31, 2017.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2016	2,572	$11,439
8/31/2016	2,572	11,978
9/30/2016	2,572	10,847
10/31/2016	2,572	9,591
11/30/2016	2,572	7,631
12/31/2016	2,572	6,583
1/25/2017	200,000	512,984
1/31/2017	2,572	6,231
2/28/2017	2,572	6,357
3/3/2017	26,786	65,629
3/31/2017	2,572	6,493
	249,934	$655,763

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

For the nine months ended March 31, 2017, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 17,148 shares of common stock with an exercise price of $2.04 per share expiring in August, 2020, 17,148 shares of common stock with an exercise price of $1.75 per share expiring in November, 2020 and 11,432 shares of common stock with an exercise price of $1.40 per share expiring in February, 2021.  The fair value of the warrants was $5,316 for the three months and $32,462 for the nine months ended March 31, 2017 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	56.99%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.79%

For the three and nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 23,136 and 59,900 respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $81,000, for the three and nine months respectively, which was the fair values on the dates of issuance.

For the three and nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 9,648 and 24,831 respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $33,750, for the three and nine months respectively, which was the fair values on the dates of issuance.

For the three and nine months ended March 31, 2017 two Holders of the Company’s Series B Debentures elected to receive quarterly interest payable of $27,178 and $107,178 respectively, in restricted common stock of the Company. For the three and nine months ended March 31, 2017 the Company’s Board of Directors authorized the issuance of 24,266 and 97,999 shares respectively, of the Company’s restricted common stock for interest payable to the Holders. One of the Holders is controlled by Dr. Milton Boniuk, a Director of the Company. The second Holder is a foundation established by Dr. Milton Boniuk.

On February 8, 2017 two Holders of the Company’s Series B Debentures elected to convert $5,000,000 of the principal into restricted common stock of the Company. The Company’s Board of Directors authorized the issuance of 4,335,386 of the Company’s restricted common stock. One of the Holders is controlled by Dr. Milton Boniuk, a Director of the Company. The second Holder is a foundation established by him.

For the three and nine months ended March 31, 2017 the Holder of the Company’s Series C Debentures elected to receive interest of $166,667 and $333,334 respectively, in restricted common stock of the Company. For the three and nine months ended March 31, 2017 the Company’s Board of Directors authorized the issuance of 149,478 and 303,088 shares respectively, of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a Director of the Company.

Note 9 - Stock Warrants

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2016	6,616,700	$4.96	2.55	$4,459

Granted	45,728	1.77	3.60	-
Outstanding and exercisable at March 31, 2017	6,662,428	$4.94	1.57	$-

Of the above warrants, 414,284 expire in fiscal year ending June 30, 2017; 68,577 expire in fiscal year ending June 30, 2018; 6,065,247 expire in fiscal year ending June 30, 2019; 68,592 expire in fiscal year ending June 30, 2020 and 45,728 expire in fiscal year ending June 30, 2021.

Note 10 - Fair Value Measurement

Fair value measurements

At March 31, 2017 and June 30, 2016, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2017 and June 30, 2016 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2017:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$-
Derivative liability – Series C debentures	-	-	50,316
Derivative liability – warrants	-	-	2,017,476
Total derivatives	$-	$-	$2,067,792

	Fair Value Measurements at
	June 30, 2016:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$203,030
Derivative liability – Series C debentures	-	-	343,673
Derivative liability – warrants	-	-	3,197,182
Total derivatives	$-	$-	$3,743,885

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants, respectively, and, of which, 2,810,071 and 2,479,935, respectively, are outstanding at March 31, 2017. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at March 31, 2017, for a total number of 5,425,222 warrants outstanding and issued pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of March 31, 2017 and June 30, 2016 with the following assumptions:

-	The 5-year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
3/31/17	70%
6/30/16	83%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended March 31, 2017:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability – warrant

Beginning balance at July 1, 2016	$203,030	$343,673	$3,197,182
Additions during the year	-	-	-
Change in fair value	(203,030)	(293,357)	(1,179,706)
Transfer in and/or out of Level 3	-	-	-
Balance at March 31, 2017	$-	$50,316	$2,017,476

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

Our anti-viral therapeutics, that we call “nanoviricides®” are designed to appear to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately. Viruses would not be able to escape the nanoviricide drugs so designed by mutations since they continue to bind to the same cellular receptor and thus would be captured by the nanoviricides. Virus escape by mutations is a major problem in the treatment of viral diseases using conventional drugs.

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

NanoViricides, Inc. is one of a few bio-pharma companies that has all the capabilities needed from research and development to marketable drug manufacture in the small quantities needed for human clinical trials. At our new campus at 1 Controls Drive, Shelton, CT, we possess state of the art nanomedicines characterization facilities that we believe enable us to perform pre-IND nanomedicine analysis and characterization studies of any of our various drug candidates in house. In addition, we believe we now have the ability to scale up production of any of our drug candidates, and implement state of the art in-process controls as well as post-process analysis controls in order to establish robust c-GMP-capable production methodologies. We also have a Biological Safety Level 2 (BSL2) certified virological cell culture lab at our new campus. We are able to perform initial cell culture based screening of large numbers of drug candidates for effectiveness and safety against certain of the viruses that we have targeted for drug development. This capability boosts our drug development capabilities significantly. Other than this limited initial screening, all of the biological testing and characterization of our drug candidates continues to be performed by external academic or institutional collaborators and contract research organizations (CRO). In particular, all of the animal studies are performed by our collaborators and CROs.

Our Product Pipeline

We currently have eight different drug development programs, attesting to the strength of our platform technology.

The potential broad-spectrum nature of our anti-HSV drug candidates is enabling several anti-Herpes indications. Of these, our (i) Topical Treatment for Shingles (VZV) is currently moving most rapidly towards clinical stage. We believe that the other anti-Herpes drug candidates, would follow this lead drug to the clinical stage, namely, (ii) skin cream for the treatment of orolabial herpes (“cold sores”) and recurrent herpes labialis (RHL) mostly caused by HSV-1, (iii) ocular eye drops treatment for external eye herpes keratitis (HK), caused by HSV-1 or HSV-2, and (iv) skin cream for the treatment of genital herpes caused by HSV-2. In addition, we continue to work on our other drug candidates at lower priority levels. These include (v) Injectable FluCide™ for hospitalized patients with severe influenza, (vi) Oral FluCide™ for out-patients, (vii) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS), and (viii) HIVCide™ for HIV/AIDS. In addition, the Company has research programs, enabled by the robust nanoviricides platform technology, to develop drugs against Rabies virus, Ebola and Marburg viruses, and other viruses.

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

Ocular infections with HSV-1 have been reported to be the leading cause of infectious blindness in the developed world, with recurrent episodes of viral reactivation leading to progressive scarring and opacity of the cornea. HSV epithelial keratitis afflicts the epithelium of the cornea. In some cases, the disease progresses to HSV stromal keratitis, which is a serious condition. HSV stromal keratitis involves the stroma, the layer of tissue in the cornea, which is deeper in the eye than the epithelium. Its pathology disease involves the HSV infection of stromal cells, and also involves the inflammatory response to this infection. It can lead to permanent scarring of the cornea resulting in diminished vision. More serious cases require corneal replacement surgery. About 75% of corneal replacements are known to fail in a 20-year time frame, due to graft versus host disease (i.e. rejection of the foreign implant by the body), requiring a new procedure, or resulting in blindness.

Ocular herpes keratitis incidence rates in the USA alone are reported to be in the range of 65,000 to 150,000 patients per year. Of these approximately 10,000 per year may be estimated as requiring corneal transplants. The incidence estimates vary widely based on source, and are also assumed to be underreported. A corneal transplant costs approximately $15,000 to $25,000 for the surgery, with additional costs for follow on drugs and treatments.

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

Thus, an effective drug with a good safety profile could have a dramatic impact on ocular viral infections. Merit-based compensation for the herpes keratitis treatment would enable strong financial incentive and could result in potential revenues in the several hundreds of millions range, depending upon the effectiveness of the drug. The Company believes that it has sufficient production capacity at its current site to supply the US requirement of the drug for treatment of (ocular) herpes keratitis upon drug licensure.

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

The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several antiviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3), a.k.a. varicella-zoster virus (VZV), causes chickenpox in children and when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. Most of these indications do not have satisfactory treatments at present, if any. Further, the treatment of herpesvirus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need. Drugs with mechanisms of action other than DNA-polymerase inhibitors (such as acyclovir) are needed for effective treatment.

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

The Company thus believes that it can develop its broad-spectrum anti-herpes drug candidate towards at least four topical indications, namely, (a) shingles, (b) ocular herpes keratitis, (c) oral herpes (“cold sores”), and (d) genital herpes. As the HerpeCide™ program progresses, it is likely that additional herpesvirus related pathologies may become amenable to treatment with our herpesvirus drug candidates.

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

Both the safety and effectiveness of any new drug has to be determined experimentally. The safety of a nanoviricide drug is expected to depend upon the safety of the nanomicelle portion as well as the safety of the antiviral ligand. We have observed excellent safety of our injectable anti-influenza drug candidates. This leads us to believe that the nanomicelle backbones of these drug candidates that were evaluated in preliminary safety studies should be safe in most if not all routes of administration.

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

We are currently focused on topical drug development against several indications related to infections by herpes family viruses. The Company recognized, after consultations with its FDA regulatory advisors, namely Biologics Consulting Group (of Alexandria, VA), and several other experts in the field, that the development of these topical drug candidates towards human clinical trials is likely to be considerably faster than the development of our anti-influenza systemic (injectable) drug candidate.

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

The Company has previously reported the successes of its nanoviricides drug candidates in pre-clinical studies of dermal herpes virus infections in mouse models. The studies in Dr. Brandt’s laboratory, namely CORL, at the University of Wisconsin will be critical in optimizing our anti-herpes drug candidates against ocular herpes virus infections. The goal of these studies will be to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections.

The Company has continued to test several drug candidates with different formulation consistencies in multiple studies in order to select a clinical development candidate for the topical treatment of shingles. Following identification of the clinical development candidate, the Company will engage into scaled up production of said drug candidate at our Scale-Up Lab in the new campus. The Scale-up Lab has been in operation since June 2015, and we have scaled most production operations to 200g scale previously.

Once we identify the clinical drug candidate for the treatment of shingles, we will need to manufacture it in sufficient quantities to enable further IND-enabling studies. These studies include formulation optimization studies, dose-response efficacy studies, efficacy studies with different viral strains, and preliminary safety/tox in small animals, followed by cGLP safety/tox in larger animals, and PK/PD studies (pharmacokinetics and pharmacodynamics studies) in standard animal models.

The Company is evaluating the possibility of performing Phase I and Phase II human clinical studies internationally. It is widely believed that Phase I studies can be performed in Australia more quickly than in the USA due to differences in regulatory procedures and guidelines.

The Company believes that its anti-herpes drug candidate for the treatment of cold sores and for genital lesions should lead to effective control of the cold sores rapidly, and may also lead to a long lag time before a new recurrence episode occurs. This is because it is believed that recurrence rates increase by virtue of further infection of new nerve endings from the site of the herpesvirus outbreak which result in additional nerve cells harboring the virus. If this in situ re-infection is limited, which we believe is the primary mechanism of nanoviricide drugs, then it is expected that the number of HSV harboring reservoir cells should decrease, and recurrence rate should go down.

The Company believes that it will be able to expand its anti-herpes portfolio in the future to include many other herpesviruses such as cytomegalovirus (CMV), KSHV, and Epstein-Barr virus (EBV, cause of mononucleosis). This would lead to a very large number of therapeutic indications beyond the four indications we are currently targeting.

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

We are currently working on process development and scale-up of production of our anti-herpes drug candidates at the 200g to 500g per batch scales. After the 200 and 500g scale-up is completed, we will continue to scale the production to larger reactors, to approximately 1kg batch sizes. We have estimated, in consultations with BASi and other consultants, that approximately 500g~1kg drug product would be needed for the safety/toxicology study of our first drug candidate expected to go into clinical trials, namely, a topical skin cream for the treatment of shingles. The estimates will be further tightened as the safety/toxicology program is finalized. We are on schedule in our production scale-up program to meet this scale of production, as of this writing. BASi is the contract service provider for our safety/toxicology studies. Previously, we had estimated a drug product requirement of approximately 2.5kg for our Injectable FluCide™ drug candidate for the safety/tox-package studies as well as efficacy studies that are part of the pre-IND development of this drug candidate. We will continue the process scale up efforts to meet the large requirement of FluCide after the shingles drug product enters into human clinical trials.

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

NanoViricides technology is now maturing rapidly toward the clinical studies, with the new facility, expanded staff, and the financial strength that we have attained since uplisting to the NYSE-MKT.

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

We are currently performing the studies necessary for selection of IND candidates (i.e. clinical drug candidates) for several indications related to herpes viruses under our HerpeCide™ program. These indications include shingles, ocular herpes keratitis, oral herpes (“cold sores”), and genital herpes. After initial achievement of efficacy in the HSV-1 dermal model, we are now working on establishing the best anti-HSV ligand for our anti-HSV drug candidate in this model. New ligands, based on a SAR (“structure-activity-relationship”) modeled after our successfully tested earlier ligands were developed using knowledge-based approaches including molecular modeling and bioinformatics studies in our laboratory. Synthesis of these novel ligands has been substantially completed as of this writing. Such SAR studies are undertaken after initial success and may often result in large improvements in efficacy and safety.

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

In this quarter, we have continued to work on scaling up the production capabilities and proving the manufacturing steps at increasing scales of production, with particular focus on the potential candidates under study. Several of the steps have been taken to ~500g scale, and are being perfected. Further scale-up to 1kg scales is being scheduled. The large-scale production schedules depend heavily upon the availability of raw materials and the schedule for acquiring them from outside sources. If there are delays in acquiring the raw materials in quantities needed, our production programs will be consequently delayed.

We had discussions with BASi, Toxicology Services of West Lafayette, IN (“BASi”), a CRO for GLP and non-GLP safety/toxicology studies recently regarding the Safety/toxicology studies that would be needed for our topical dermal skin cream for the treatment of various herpesvirus skin infections including zoster (shingles), herpes labialis, and herpetic genital ulcers. We have also held discussions with other experts in the industry. We have developed a plan for the required studies, and are in the process of estimating the drug product requirements. We believe that we have the facilities for producing the drug product batches needed for the safety/tox studies as well as the initial human clinical trials.

Subsequent to this quarterly report, on April 26, 2017, we announced that we are now close to identifying clinical drug candidates for shingles skin cream. We noted that we have positive results in our efficacy studies and that additional studies are in progress to verify the results and to perform the final steps of drug candidate selection. We are currently analyzing the repeat datasets from efficacy studies of some of the candidates.

Our antiviral safety and efficacy studies are substantially performed by third party collaborators or contract organizations. To this end, we have engaged several new collaborations to help us finalize clinical candidates and develop IND-enabling pre-clinical data in our various programs this year. For our HerpeCide program, we have collaborations with the CORL at the University of Wisconsin for HSV-1 and HSV-2, with focus on small animal models for ocular disease; the Campbell Lab at the University of Pittsburgh for in vitro cell culture models of various ocular viruses including many adenovirus and herpesvirus strains, as well as animal models for ocular herpes keratitis (HK) and adenoviral epidemic kerato-conjunctivitis (EKC); and TransPharm, LLC, a contract research organization (CRO), for pre-clinical animal efficacy studies for our HSV-1 and HSV-2 skin cream drug candidates. In addition, we have a continuing relationship with BASi. We have engaged Biologics Consulting Group (BCG) for advice and help with regulatory affairs.

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

The in vitro studies will evaluate the effectiveness of the Company's nanoviricides antiviral agents against VZV infection of certain human cells in culture. The ex vivo studies will evaluate the efficacy of the Company's nanoviricides to inhibit VZV in human skin organ cultures. A limitation of this ex vivo model at present is the number of samples that can be studied at one time. We have planned several studies in sequence to overcome this issue. We are pleased to note that we are in the process of repeating the ex vivo skin patch model studies to establish reproducibility of the data. We have planned these studies such that they will help us identify a clinical drug candidate for the topical treatment of shingles when they are completed.

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

The patents are issued to the inventors Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of whom are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the groundbreaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour Pharma, Inc.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2017, we had cash and equivalents of $16,155,085, prepaid expenses of $587,468, and property and equipment of $11,390,057, net of accumulated depreciation of $2,340,146. Long-term liabilities were $5,842,274 and stockholders’ equity was $22,405,748 at March 31, 2017.

As of June 30, 2016, we had cash and equivalents of $24,162,185, and $219,458 in prepaid expenses. Property and equipment stood at $11,760,767 net of accumulated depreciation of $1,850,816. Long-term liabilities were $6,841,190 and the stockholders’ equity was $23,048,214 at June 30, 2016.

During the three and nine month periods ended March 31, 2017 we used approximately $2,100,000 and $6,900,000 respectively, in cash toward operating activities.

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

Requirement for Additional Capital

As of March 31, 2017, we have current assets of $16,742,553 that is more than sufficient for our operations for more than one year at the Company’s current rate of expenditure, and including the projected expenditure for certain human clinical trials.

While we now have the necessary funds based on our current operations to last more than one year, we anticipate undertaking additional expenditures for regulatory submissions. With our current funds we believe that we have sufficient funding available to perform Safety/Toxicology Package studies, and additional animal efficacy studies, to move at least one of our drug candidates into an Investigational New Drug Application (“IND”) with the US FDA or a similar application with an international regulatory agency, and to conduct at least Phase I (and possibly Phase IIa) human clinical trials of at least one of our drug candidates. In order to file an IND application, we also need to enable manufacturing of the drug under US FDA guidelines called cGMP, which we plan to perform at our new campus in 1 Controls Drive, Shelton, CT, which became operational around June 2015.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and nine month periods ended March 31, 2017 and 2016.

Revenues – The Company is currently a non-revenue producing entity.

Operating Expenses – Research and development expenses for the three months ended March 31, 2017 increased $491,707 to $1,559,202 from $1,067,495 for the three months ended March 31, 2016, and for the nine months ended March 31, 2017 increased $845,271 to $4,272,339 from $3,427,068 for the nine months ended March 31, 2016. This increase in the cost of research and development is largely attributable to the increase in research and development payroll costs, lab supplies and materials.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2017 increased $75,781 to $1,056,512 from $980,731 for the three months ended March 31, 2016 and for the nine months ended March 31, 2017 increased $144,932 to $3,081,442 from $2,936,510 for the nine months ended March 31, 2016. The increase resulted primarily from an increase in other operating expenses in general.

Interest Income (Expense) – Interest income decreased $21,157 to $17,959 for the three months ended March 31, 2017 from interest income of $39,116 for the three months ended March 31, 2016. Interest income increased $492 to $43,870 for the nine months ended March 31, 2017 from $43,378 for the nine months ended December 31, 2016. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The decrease for the three months ended March 31, 2017 is due to a decrease in cash deposited in interest bearing accounts offset by increases in market rates.

Interest Expense on Convertible Debentures – Interest expense decreased $135,348 to $165,767 for the three months ended March 31, 2017 from $301,115 for the three months ended March 31, 2016. Interest expense decreased $135,348 to $655,767 for the nine months ended March 31, 2017 from $791,115 for the nine months ended March 31, 2016.  The decrease resulted from the repayment of the Series B debenture on February 8, 2017.

Other Expenses – Discount on convertible debentures for the three months ended March 31, 2017 decreased $65,331 to $297,662 from $362,993 for the three months ended March 31, 2016. Discount on convertible debentures for the nine months ended March 31, 2017 increased $77,748 to $1,124,411 from $1,046,663 for the nine months ended March 31, 2016. The decrease for the three months resulted from the repayment of the Company’ Series B Debenture in February 2017. The increase for the nine months resulted from increased amortization of the discount on the Company’s Series B and Series C Convertible Debentures as they near maturity. Loss on extinguishment of debt for the three and nine months ended March 31, 2017 was $332,524 and arose from the extinguishment of $5,000,000 of the Company’s Series B Convertible Debenture for the Company’s common stock. There was no extinguishment of debt in the three and nine months ended March 31, 2016.

Other Income – Change in fair value of derivatives for the three months ended March 31, 2017 increased $2,573,484 to $255,031 from ($2,318,453) for the three months ended March 31, 2016. Change in fair value of derivatives for the nine months ended March 31, 2017 increased $2,592,031 to $1,676,093 from $(915,938) for the nine months ended March 31, 2016. Change in the fair value of derivatives is a non-cash item estimate based upon certain actuarial assumptions. See Footnote 7 to the Financial Statements.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the nine months ended March 31, 2017, the Company had a net loss of ($7,746,520), or $ ($0.13) per share on a fully diluted basis compared to a net loss of ($9,073,916) or ($0.16) per share on a fully diluted basis for the nine months ended March 31, 2016. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net operating loss in the current period was greater than the net operating loss for the nine months ended March 31, 2016, due to an increase in the operating and administrative expenses related to the increase in research and development activities.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $16,155,000 as of March 31, 2017 and accounts payable and accrued liabilities of approximately $165,000.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $72,571,000 at March 31, 2017.

Our cash and cash equivalent balance is sufficient for us to continue our operations for more than one year at our current rate of expenditure.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2017.

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

ITEM 4.  CONTROLS AND PROCEDURES - Disclosure controls and procedures.

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

As of March 31, 2017, we carried out an evaluation, with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 249,934 fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 59,900 fully vested shares of restricted common stock for consulting services.

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 24,831 fully vested shares of its restricted common stock for Director Services.

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of restricted common stock for employee compensation.

For the three and nine months ended March 31, 2017 two Holders of the Company’s Series B Debentures elected to receive quarterly interest payable of $27,178 and $107,178 respectively, in restricted common stock of the Company. For the three and nine months ended March 31, 2017 the Company’s Board of Directors authorized the issuance of 24,266 and 97,999 shares respectively, of the Company’s restricted common stock for interest payable to the Holders. One of the Holders is controlled by Dr. Milton Boniuk, a Director of the Company. The second Holder is a foundation established by him.

On February 8, 2017, NanoViricides, Inc. (the “Company”) entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”). The Company and the Holders agreed to convert an aggregate of $5,027,178 of principal and interest attributable to the Company’s Series B Debentures, which were payable on January 31, 2017 (the “Maturity Date”) into 4,359,652 newly-issued, restricted shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”).

For the three and nine months ended March 31, 2017 the Holder of the Company’s Series C Debentures elected to receive interest of $166,667 and $333,334 respectively, in restricted common stock of the Company. For the three and nine months ended March 31, 2017 the Company’s Board of Directors authorized the issuance of 149,476 and 153,610 shares respectively, of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a Director of the Company.

All of the securities set forth above were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 249,934 fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 59,900 fully vested shares of restricted common stock for consulting services.

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 24,831 fully vested shares of its restricted common stock for Director Services.

For the nine months ended March 31, 2017, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of restricted common stock for employee compensation.

For the three and nine months ended March 31, 2017 the Holder of the Company’s Series C Debentures elected to receive interest of $166,667 and $333,334 respectively, in restricted common stock of the Company. For the three and nine months ended March 31, 2017 the Company’s Board of Directors authorized the issuance of 149,476 and 153,610 shares respectively, of the Company’s restricted common stock for interest payable to the Holder. The Holder is an entity controlled by Dr. Milton Boniuk, a Director of the Company.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: May 15, 2017	Name:	Eugene Seymour, M.D.
	Title:	Chief Executive Officer and Director
(Chief Executive Officer )

/s/ Meeta Vyas
Dated: May 15, 2017	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Chief Financial Officer)