Form 10-K
period 2017-06-30
NANOVIRICIDES, INC.
filed 2017-09-28
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Yes     ☒     No     ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

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

Yes      ☐      No     ☒

As of September 28, 2017, there were approximately 63,307,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2016 by non-affiliates of the registrant was approximately $44,591,000 based on the closing price of $1.07 per share, as reported on the NYSE MKT on December 31, 2016, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

On June 1, 2005, Edot-com.com, Inc. acquired NanoViricide, Inc., a privately owned Florida corporation (“NVI”), pursuant to an Agreement and Plan of Share Exchange (the “Exchange”). NVI was incorporated under the laws of the State of Florida on May 12, 2005 and its sole asset was comprised of a licensing agreement with TheraCour Pharma, Inc., (“TheraCour,” an approximately 15.2% shareholder of NVI) for rights to develop and commercialize novel and specifically targeted drugs based on TheraCour’s targeting technologies, against a number of human viral diseases. (For financial accounting purposes, the acquisition was a reverse acquisition of the Company by NVI, under the purchase method of accounting, and was treated as a recapitalization with NVI as the acquirer). Upon consummation of the Exchange, ECMM adopted the business plan of NVI.

Pursuant to the terms of the Exchange, ECMM acquired NVI in exchange for an aggregate of 80,000,000 newly issued shares of ECMM common stock, resulting in an aggregate of 100,000,000 shares of ECMM common stock issued and outstanding. As a result of the Exchange, NVI became a wholly owned subsidiary of ECMM. The ECMM shares were issued to the NVI Shareholders on a pro rata basis, on the basis of 4,000 shares of the Company’s Common Stock for each share of NVI common stock held by such NVI Shareholder at the time of the Exchange.

On June 28, 2005, NVI was merged into its parent ECMM and the separate corporate existence of NVI ceased. Effective on the same date, Edot-com.com, Inc., changed its name to NanoViricides, Inc. and its stock symbol on the Pink Sheets to “NNVC”, respectively. The Company submitted a Form-10SB to the SEC to become a reporting company on November 14, 2006. The Company’s filing status became effective in March 2007. On June 28, 2007, the company became quoted on the OTC Bulletin Board under the symbol NNVC.

On September 10, 2013, the Company adopted a uniform reverse split of its securities in a 3.5 to 1 ratio, reducing its authorized common stock to 85,714,287 shares at $0.001 par value, in order to satisfy the share price listing requirements of US National exchanges. On Wednesday, September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange MKT (NYSE MKT) under the same symbol, namely “NNVC”. NYSE MKT has changed its name to NYSE American in July 2017.

NanoViricides, Inc. (the “Company”), is a nano-biopharmaceutical (nanomedicine) company whose business goals are to discover, develop and commercialize therapeutics to advance the care of patients suffering from life-threatening viral infections. We are a development stage company with several drugs in various stages of early development. The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour®”), to which the Company has exclusive licenses in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus (INF), Herpes Simplex Virus (HSV), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. On February 15, 2010, the Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses (DENV), Japanese Encephalitis (JEV), West Nile Virus (WNV), viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes keratitis, and Ebola/Marburg viruses.

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

Almost any virus that causes pathology in humans is able to do so because it has developed intelligent and complicated pathways for disabling the human immune system at one or more points. This may be one of the reasons why many antiviral antibodies fail in the field use. Additionally, viruses readily escape antibodies by mutations. Such viral escape from antibodies has been witnessed in almost every viral epidemic, be it HIV/AIDS, Influenza pandemic of 2009, or the Ebola epidemic of 2014-15. In contrast, a nanoviricide would complete the job of making the virus particle non-infectious, without any help from the human immune system.

Broad-Spectrum Nanoviricide Drug Candidates

A nanoviricide is generally “broad-spectrum” in the sense that it would be effective against all viruses that use the same cellular receptor.

Formulation is Inherent in the Design Aspect of a Nanoviricide

We believe that once we declare a clinical candidate for a given indication in our HerpeCide programs, further IND-enabling pre-clinical development will be rapid. Formulation development for novel drugs in normal pharmaceutical paradigm often takes years. However, in the nanoviricide approach, the nanomicelle polymeric backbone itself takes care of the formulation aspects. The nanomicelle is designed to optimize the drug for its intended route of administration, be it injectable, skin cream, eye drops, or even oral. Thus no specific or extensive formulation development is expected to be required after clinical candidate declaration. In addition, we have already short-listed the ligands as well as the nanomicelle backbones for the final candidates in the HerpeCide program. At present we are synthesizing these final candidate ligands and nanomicelle backbone candidates as required, for the studies leading to clinical candidate declaration. At the same time, we are also continuing to develop the necessary CMC aspects of the resulting candidates in parallel. We have already performed preliminary safety studies of our injectable FluCide™ drug candidate with excellent safety indications in both mouse (at KARD Scientific) and rat (at BASi) models. The HerpeCide program drug candidates are dermal or ocular topical treatments. Thus we believe that the safety/toxicology studies for these candidates will be relatively straightforward.

Uniform Polymer Nature Enables Nanomedicine Manufacturing Quality Assurance

A major problem in the field of nanomedicines has been that most nanomedicines have been found to be notoriously difficult to manufacture in a consistent manner from batch to batch. This is because of the complexity inherent in making large molecules, and the very nature of polymer and particle making processes.

The nanoviricide technology has been designed from the ground up to enable consistent manufacture and control. Thus, the nanoviricide backbone is a homopolymer of a single repeating unit or monomer, and not a block copolymer. In addition, the nanoviricide polymer is designed to dynamically and naturally self-assemble into micelles in a solution. Also, the virus-binding ligands are chemically attached to the polymer. The extent of attachment can be assessed by analytical techniques that we have developed and continue to develop as needed. Further we use specialized techniques in the polymer processing to minimize any contamination with endotoxins or other foreign particles. The final nanoviricide solutions can be sterile filtered using standard membrane filtration processes. The resulting solutions can be concentrated in a non-contaminating environment in our Process Scale-Up Lab or our cGMP Facility.

Thus the nanoviricides platform has been designed from the ground up to enable simplifications in processes and analyses that need to be implemented in order to develop robust, reproducible, and scalable processes.

State of the Company – Drug Development Programs

During the financial year ending June 30, 2017, we have focused our efforts primarily on the HerpeCide program.

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

We believe we are now one of the very few small pharmaceutical drug innovators that possess their own cGMP or cGMP-capable manufacturing facility. With our Shelton, Connecticut campus and pilot-scale c-GMP-capable manufacturing facility, we are now in a position to advance our drug candidates into clinical trials, produce the pre-clinical “tox package” batches, and the clinical drug substance batches.

The Company’s new cGMP-capable pilot-scale manufacturing facility in Connecticut may enable initial market entry for our products upon approval, allowing the Company to grow into a stand-alone Pharma company, in addition to a potential licensing strategy for success. The Company thus continues to minimize risk to investors by improving the potential for success.

While we have continued to make significant progress in advancing our HerpeCide program drug pipeline, we have also had to curtail our programs and slow down drug development towards the clinic due to fiscal constraints. In particular, R&D staffing at our affiliates has been reduced significantly, by about 25%. This is expected to have the effect of lengthening our timeline to begin human clinical trials.

The HerpeCide™ Program is Now Our Top Priority with At Least Four Indications to Follow

We are planning at least four different indications in our HerpeCide™ program, namely (i) skin cream from the treatment of shingles caused by Varicella Zoster Virus (VZV), (ii) skin cream for the treatment of orolabial herpes (“cold sores”) and recurrent herpes labialis (RHL) mostly caused by HSV-1, (iii) ocular eye drops treatment for external eye herpes keratitis (HK), caused by HSV-1 or HSV-2, and (iv) skin cream for the treatment of genital herpes caused by HSV2. Of these, the skin cream candidates against HSV-1 and VZV are the most advanced.

We anticipate that our drug candidate against VZV is most likely to be our earliest nanoviricide drug candidate to enter human clinical trials. This is primarily because of the timelines for anticipated drug development studies required for these two drug candidates. The Company does not currently have a license from TheraCour for the VZV area. The Company intends to enter into discussions with TheraCour after obtaining independent asset valuations to serve as the basis for such additional licenses. However, there can be no assurance that the Company will be able to enter into an agreement with TheraCour for such license or that the agreement will be on terms that are favorable to the Company. Nevertheless, to date, TheraCour has granted all license requests made by the Company.

The Company is also exploring additional indications of its anti-herpes drug candidates which will broaden the pipeline and require limited development work. In particular, certain eye diseases of the retina have been causatively linked to herpesviruses. For example, most cases of viral Acute Retinal Necrosis (ARN), a disease that leads to severe loss of vision and can lead to blindness, have been linked to VZV and HSV-2, with some also associated with HSV-1 or CMV infection of the eye. It is believed that, HSV-2 ARN in children and adolescents may result from undiagnosed and asymptomatic neonatal HSV-2 infection, which has reactivated several years later from latency in a cranial nerve and entered the retina. Currently, intravenous followed by oral acyclovir derivatives daily for several months to years and sometimes intravitreal (into the eye) foscarnet injections are therapeutically employed with limited effectiveness, establishing the potential of effective antiviral therapy to avoid blindness as well as multiple surgeries related to retinal detachment. A highly effective antiviral that can be injected into the eye infrequently and provides sustained antiviral therapeutic effect over a long period of time for ARN is an unmet medical need.

Neonatally acquired herpesvirus infections, even when asymptomatic, are thought to have led to ARN as late as age 22. There are approximately 2,500 cases per year of diagnosed neonatal herpesvirus infections in the USA.

The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several anti-herpesviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3), aka varicella-zoster virus (VZV) causes chickenpox in children and, when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. In fact, topical treatment is expected to result in extremely high antiviral efficacy. This is because such treatment would provide higher concentrations of the antiviral at the site where the virus is manifesting at its highest levels. Highly effective topical treatments in most of these scenarios remain unmet medical needs. Most of these indications do not have satisfactory treatments at present, if any. Further, the treatment of herpesvirus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need.

With additional indications in the diseases caused by viruses in the herpesvirus family, it is likely that our HerpeCide program could expand into a much broader product pipeline than currently anticipated. We anticipate that many of these new drugs would be variations on our current drug candidates. It is therefore expected that the incremental cost of drug development for such additional indications could be substantially smaller than the cost of developing drugs against other viruses in our portfolio.

Progress in Identifying Clinical Lead Drug Candidates against the Four HerpeCide Program Indications

Previously, in August 2015, we obtained confirmatory animal studies data on our then current lead anti-herpesvirus drug candidate from TransPharm, LLC. The data confirmed the results earlier obtained in Professor Ken Rosenthal’s Lab at the NorthEast Ohio Medical Center (NEOMED). In both studies, dermal topical treatment with our anti-HSV drug candidate led to 85~100% survival in mice lethally infected with the zosteriform, neurotropic, clinically-derived and relevant strain, namely HSV-1 H129. In contrast, all of the untreated mice had severe clinical morbidity and none of the untreated mice survived. These studies established this drug candidate as a viable, effective potential drug. (Professor Rosenthal has since retired from NEOMED and is now Professor of Biomedical Sciences at the College of Medicine, Roseman University of Health Sciences, Summerlin, NV.)

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

 These nanoviricides drug candidates developed against herpes HSV-1 and HSV-2 have been found to be also effective against the shingles virus, namely the Varicella Zoster Virus (VZV), also called HHV-3 (human herpesvirus-3). At present, there is no well-established animal model of shingles infection, while animal models have been developed to test for shingles vaccines. There is a promising human skin explant-based model for evaluation of drugs against VZV infection that we are employing, in lieu of animal studies. This model is expected to be more relevant than an animal model. It is particularly suited for a topical drug such as ours. We believe that, if successful, these data will be sufficient to establish the effectiveness of a nanoviricide drug candidate to pursue further in human clinical studies. Additionally, dermal safety/toxicology studies will be needed. These studies will be relatively short in time scope if the drug is not significantly systemically distributed when given topically. Thus these safety/tox studies for the VZV skin cream are expected to be significantly shorter than the studies for ocular, injectable, or oral drugs.

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

We are also continuing to work on developing relevant chemical identification and characterization assays, physicochemical and biochemical characterization assays, and chemical process optimization studies, that will be part of the CMC (Chemistry, Manufacture and Controls) section of the Investigational New Drug (IND) Application for the shingles drug. We believe this drug will be our first candidate into human clinical trials.

Thus, we are performing studies relevant to an Investigational New Drug (IND) application filing in the HerpeCide program at present.

HerpeCide Program Collaborations and Program Update

We have engaged in several new collaborations to help us finalize clinical candidates and develop IND-enabling pre-clinical data in our various programs this year. Notably, we have signed collaborations with the CORL at the University of Wisconsin for HSV-1 and HSV-2, with focus on small animal models for ocular disease; the Campbell Lab at the University of Pittsburgh for in vitro cell culture models of various ocular viruses including many adenovirus and herpesvirus strains, as well as animal models for ocular herpes keratitis (HK) and adenoviral epidemic kerato-conjunctivitis (EKC). TransPharm, LLC, a contract research organization (CRO), continues to provide animal studies support in pre-clinical animal efficacy of our HSV-1 and HSV-2 skin cream drug candidates. In addition, we have a continuing relationship with BioanalyticalSystems, Inc. (“BASi”), a CRO for GLP and non-GLP safety/toxicology studies. We have engaged Biologics Consulting Group (BCG) for advice and help with regulatory affairs.

In addition, in October 2016, we announced that we have entered into an agreement with SUNY Upstate Medical University for the testing of the Company’s nanoviricides® drug candidates against varicella zoster virus, i.e. the shingles virus. This research is being performed in the laboratory of Dr. Jennifer Moffat.

Initially, Dr. Moffat conducted cell culture studies i.e. in vitro studies. Upon finding that the nanoviricides drug candidates were effective against VZV in cell cultures, Dr. Moffat has advanced the studies to the ex vivo studies stage, wherein our drug candidates are being evaluated against VZV infection of human skin patches.

Dr. Moffat has extensive experience in varicella zoster virus (VZV) infection and antiviral agent discovery. The goal of these studies is to help select a clinical drug development candidate for toxicology and safety evaluation intended for clinical trials for the treatment of shingles in humans.

VZV is restricted to human tissue and only infects and replicates in human tissue. The ex vivo studies are continuing to evaluate the efficacy of the Company’s nanoviricides to inhibit VZV in human skin organ cultures. Dr. Moffat has developed the human skin organ culture VZV infection model for the evaluation of therapeutics. This model is a good representative model of natural VZV infection in humans as well as an important model for evaluating antiviral activity, because it demonstrates behavior similar to the skin lesions caused by VZV in human patients.

Dr. Moffat is an internationally recognized expert on varicella zoster virus, and her research has focused on the pathogenesis and treatment of infection by this virus. The National Institute of Health has recognized this VZV model via a contract with Dr. Moffat’s lab for evaluating antiviral compounds against VZV. Dr. Moffat is the director of two research core facilities at SUNY Upstate: the Center for Humanized Mouse Models and In vivo Imaging.

The Company has established a direct relationship with the Moffat lab, without NIH as an intermediary.

In addition, Dr. Brian Friedrich, Senior Virologist of the Company has also performed and continues to perform extensive antiviral cell culture studies against VZV in our BSL-2+ anti-viral cell culture laboratory in Shelton, CT.

Dr. Friedrich presented a poster entitled “Novel Nanoviricides® Highly Effective Against Varicella Zoster Virus in Cell Culture” at the 36th Annual Meeting of the American Society of Virology (ASV) on June 26th, 2017. The ASV Meeting was hosted and held at the University of Wisconsin-Madison, from June 24th to 28th, 2017 (https://extensionconferencecenters.uwex.edu/asv2017/).

The two active nanoviricide® candidates presented therein inhibited VZV up to 5x better than acyclovir-sodium (the current standard of care), and completely inhibited VZV protein production/infection in cell culture studies. These results indicate a very high level of anti-VZV effectiveness. The nanoviricide candidates were non-cytotoxic even at the highest doses in all cell lines tested. Thus it should be possible to administer very high concentrations of the drug locally on the skin without any deleterious effects.

Importantly, the data being presented demonstrate that the anti-viral activity of a nanoviricide is driven by the virus-specific ligand attached to it. Thus two of the nanoviricide drug candidates were highly effective against VZV, whereas a third one was not as effective. All three ligands were derived by in silico computer-aided drug design based on known structures of HSV glycoprotein binding to the cellular receptor, namely the herpesvirus entry mediator (HVEM), and thus were expected to be active against herpes simplex viruses, and only some of them were anticipated to be active against all alphaherpesviruses. VZV is an alphaherpesvirus. This has once again demonstrated the validity of our scientific drug development approach.

Subsequent to the reporting period, on July 10, 2017, the Company announced the results of initial testing of our anti-herpes drug candidates in the ex vivo human skin patch model performed by Dr. Moffat.

The anti-shingles nanoviricides® drug candidates achieved dramatic reduction in infection of human skin by the varicella-zoster virus (VZV), the shingles virus in this study. These findings corroborate the previously reported findings of inhibition of VZV infection of human cells in culture. The antiviral effect of certain nanoviricide drug candidates was substantially greater than the effect of the standard positive control of cidofovir added into media. Even more remarkably, the effect of these nanoviricides drug candidates was equivalent to a topical formulation of 1% cidofovir applied directly onto the skin patch. A topical skin cream containing 2% cidofovir is clinically used in very severe cases of shingles. However, the cytotoxicity of cidofovir is known to cause ulceration of the skin to which it is applied, followed by natural wound healing.

Additional studies towards selection of the final drug candidate(s) to be studied in safety/toxicology are continuing at present. Selection of clinical candidate for an investigational new drug application (IND) and human clinical studies is anticipated as these studies progress.

Shingles and Associated Pain, Post-herpetic Neuralgia (PHN)

Shingles is caused by re-activation of the chickenpox virus that most humans acquire in childhood. The chickenpox vaccine for children is a live, attenuated virus (LAV). The LAV is not as pathogenic as the wild-type virus. However, this means the virus is present in the vaccinated individual, but remains suppressed by the immune system. In both vaccinated and unvaccinated persons, re-activation occurs when the immune system is suppressed which may be simply because of stress, advanced age, or some other immune modifying circumstances including immune-compromise due to organ transplants or other diseases. Generally, humans in the age range of 50-60 are more prone to shingles, with next reactivation occurring about 10~15 years later. There is a shingles vaccine approved for adults age 60 and above which is also available for adults younger than that.

Acyclovir-based oral drugs, such as valacyclovir (Valtrex®), are available as systemic therapy for shingles. Intravenous acyclovir is also employed for treatment of various VZV indications. However, VZV is substantially less sensitive to (val)acyclovir than is HSV-1. Thus the oral drug generally does not result in optimal level of the active drug at the site of VZV viral production, and does not result in significant control of the pathology. The antiviral drugs may be given for a period of 14 days or longer, with as much as 5g of dose per day, due to poor efficacy. In some indications, the treatment has been continued for a year or so. Thus, there is an unmet need for developing anti-VZV antivirals with high efficacy and safety.

Most adults with shingles recover in about 15~30 days. While the rash is unsightly, its stinging pain is often debilitating. Further, 65~70% of patients develop post-herpetic neuralgia, or PHN, a stinging, debilitating pain that lasts more than 30 days, and, in some patients, may last for years. At present, an oral drug called FV-100 is in Phase 3 clinical trials for PHN. A Phase 2 clinical study comparing FV-100 to valacyclovir for PHN and shingles was completed by Bristol-Myers-Squibb (BMS) in 2015. BMS is no longer developing this drug, although a small company is continuing to develop it. FV-100 is a nucleoside analog with an extremely restricted activity range. It is highly specific to VZV, and it did not have effectiveness against even the equivalent simian virus in pre-clinical studies.

It is generally believed that PHN results from damage to the local nerve endings and nerve cells caused by the uncontrolled production of the shingles virus. However, VZV has been found to be present in at least 75% of PHN cases in a study, indicating a role for antivirals in controlling PHN. We believe that an effective therapy, such as our nanoviricide against VZV, which blocks progression of the virus to infect new cells and thereby limits further production of virus, would minimize the damage to nerve endings and nerve cells caused by the virus. We believe that this would minimize the occurrence, severity, and time period of PHN, in addition to having significant effects on the severity of shingles rash, lesions, and healing time.

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

HSV-1, HSV-2, Ocular Herpes Keratitis

We believe that a skin cream for the control of HSV-1 “cold sores” (herpes labialis, and recurrent herpes labialis or RHL), is another drug candidate that will be close to entering human clinical trials. We have already achieved strong success in animal studies against HSV-1, as discussed above.

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

We also believe that we will be able to develop a drug against HSV-2 genital herpes. We plan on developing a skin cream for this indication, to maximize local effectiveness.

The FluCide™ Program

We are continuing our development of the FluCide™ anti-influenza drug program at the next lower priority level after the HerpeCide program. We have two drugs in development in this program. The Injectable FluCide is designed to piggyback into IV infusions for severely ill, hospitalized influenza patients. There are approximately 100,000 to 300,000 such cases annually in the USA alone. No current anti-influenza drugs are sufficiently effective to be of help in this scenario. We believe that our injectable FluCide would be substantially superior to current anti-influenza drugs and would be able to save lives in this scenario, based on the strong effectiveness in animal studies that has been observed. Following this drug, we are working on an Oral FluCide drug candidate for out-patient influenza treatment.

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

NanoViricides, Inc. is possibly the first company in the world in the entire field of nanomedicines to have developed an orally available nanomedicine drug with high effective bioavailability. We have previously estimated an effective bioavailability of about 30-35% for the oral form of an anti-influenza drug candidate compared to the same drug given as injectable, based on animal studies. Our oral anti-influenza drug candidate has shown extremely high broad-spectrum effectiveness against two different influenza A viruses in animal models.

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

Our position that an injectable drug against influenza is a viable option is now affirmed by the approval of the very first injectable drug for influenza in December 2014, namely peramivir (Rapivab, by BioCryst). Interestingly, peramivir as an injection was approved even though it did not appear to provide significant additional benefits over other drugs in its class. Overall, patients who received 600 mg of peramivir had symptom relief 21 hours sooner, on average, than those who received the placebo, which is consistent with other drugs in the same class. Additionally, peramivir injection was found to be not effective for hospitalized patients with severe influenza.

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

DengueCide™

We are developing a broad-spectrum anti-dengue nanoviricide which is in pre-clinical development in the DengueCide™ program at a lower priority than FluCide. The Company is developing a broad-spectrum drug against Dengue viruses that is expected to be useful for the treatment of any of the four major serotypes of dengue viruses, including in severe cases of dengue (DSS) and dengue hemorrhagic fever (DHF). It is thought that DSS and DHF caused by prior antibodies against dengue that a patient’s body creates to fight a second unrelated dengue infection, and the second virus uses these antibodies effectively to hitch a ride into human cells, thereby causing a more severe infection than in naive patients. The Company has received an “Orphan Drug Designation” for our DengueCideTM drug from the USFDA as well as the European Medicines Agency (EMA). This orphan drug designation carries significant economic benefits for the Company. We have previously achieved significant survival of mice in a lethal infection animal model of dengue disease. This model simulates antibody-dependent enhancement of dengue, which is believed to lead in humans to severe dengue, and dengue hemorrhagic fever. These studies were performed by Professor Eva Harris at the University of Berkeley.

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

Safety and Toxicology Studies

As part of the IND–enabling development of our Injectable FluCide™ drug candidate, we previously performed initial safety-toxicology screening of an optimized FluCide® drug candidate in a GLP-like toxicology study in rats. We reported that a good safety profile was observed for this drug candidate in rats at the end of January 2015. These results are in agreement with the previously reported results of a non-GLP toxicology study in mice. The current study results also support the Company’s positive findings in animal models of infection with different influenza A virus strains in which no safety or toxicology concerns were observed. The Company has previously reported that many of its FluCide candidates demonstrated extremely high anti-influenza activity in those models. These results are extremely important since they indicate that FluCide continues to look very promising as one of the most advanced candidates in the Company’s drug development pipeline.

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

We have performed cell culture studies to assess safety of the anti-VZV drug candidates in different types of cell lines. We have found that they were extremely safe and are suitable for further drug development. We plan on performing small animal safety/toxicology studies after a certain set of ex vivo studies are performed. This study will, to some extent, guide the requirements for the GLP Safety/Toxicology study. We are already working on producing the nanoviricides materials needed for the rat toxicology study. We are also working on completing the production scale-up necessary for producing a batch of materials for the GLP Safety/Tox Package study.

Clinical and Regulatory Strategy

We have engaged Biologics Consulting Group, a well-known group of regulatory consultants, to advise us on the regulatory pathways, and the studies required for the IND applications for the various disease indications.

We are developing a global clinical strategy in order to get our first drug candidate into the clinic as soon as feasible. To this end, we are studying the human clinical trials regulatory requirements in various countries, in particular, Australia, India, and the USA. It may be possible to start Phase I safety human clinical trials in Australia several months ahead of start of similar trials in the USA, provided that a cGMP-like or cGLP manufactured drug product can be entered into Phase I human clinical trials in Australia. [cGMP-like may be loosely interpreted as a drug product manufactured in a process that is compliant with the current Good Manufacturing Practices (cGMP) Guidelines, although the facility may not yet be registered as a cGMP facility. cGLP product is generally interpreted as a drug product that is produced in compliance with current Good Laboratory Practices (cGLP), and therefore is a well characterized research product, but has not yet gone through the rigorous manufacturing quality and reproducibility requirements that are part of cGMP.

At present, the anti-VZV drug candidate appears to be our most advanced drug candidate, with the other HerpeCide™ program drug candidates following in its foot-steps, as the necessary additional safety and efficacy studies in cell culture and animal models are performed. We depend upon external collaborators for animal safety and efficacy studies, limiting the speed of our drug development work. While we seek collaborators and providers that have animal models that may be predictive of efficacy in human clinical trials, pharmaceutical drug development relies on what is available and what is doable rather than this gold standard. Newly implemented animal models require validation studies to establish how reproducibly they can discriminate between placebo and drugs that are known to work in the clinic, when such drugs are available. In many cases, we have to rely upon research level animal models that have not yet established such robustness. Nevertheless, we can continue to use such models to obtain preliminary indications for drug candidate refinements.

We believe that the preliminary efficacy we have observed of our anti-VZV drug candidates in the ex vivo human skin patch model in the Moffat Lab is a strong indicator that these drug candidates are worthy of clinical development. There is no well-established animal model for shingles at present. As such we assume that these datasets will be sufficient for filing an IND. Therefore, we have planned further screening to determine final clinical candidate(s) and further plan on taking one or two candidates through initial safety studies, followed by GLP Safety/Toxicology studies. We plan on obtaining a pre-IND meeting with the US FDA after the initial safety studies in order to obtain further guidance on the datasets expected in the IND.

It is possible that with the improved regulatory environment in the USA, it may be feasible for us to engage into human clinical studies under US FDA with our existing manufacturing capabilities.

Large Market Sizes – The Company Targets an Overall Anti-Viral Drug Market Size that Exceeds $40B

The current market size for drugs for the treatment of different herpes simplex infections is about $2~4B. The current market size for the treatment of shingles is estimated at about $500M to $1B. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially.

The approximate market size for severe cases of shingles may be in the billion-dollar range. Severe cases of shingles may lead to hospitalization in several thousand cases in the USA. In addition, shingles appearing on the face may reach the eye and may cause significant vision issues. The outpatient treatment market size for shingles at present is limited, because of the limited effectiveness of existing drugs. An effective drug could expand this market into billions of dollars globally. Novel shingles vaccines with improved effectiveness are in development. However, as shingles is not seen as a life-threatening or life-modifying disease, the use of vaccines is limited, and may continue to be limited, especially if an effective drug is developed.

In addition, the estimated market size for an effective anti-Influenza drug is expected to be in tens of billions of dollars. The current estimate of anti-influenza drug market size is approximately $4B. Given the number of influenza cases annually, it is estimated that a successful oral anti-influenza drug could be a $50B or greater market.

The current market size for anti-HIV treatments is in excess of $40B.

Our focus at present is on the topical treatments for different herpesvirus infections in the HerpeCide program, as listed elsewhere in this report. We plan on re-engaging our Influenza and HIV programs when sufficient funding and skilled human resources are available.

Our Campus in Shelton, CT

We are happy to report that our new campus at Shelton, CT, is mostly operative. With the expanded R&D labs, Analytical Labs, the new Bio labs, the new Process Scale-Up production facility, and the new cGMP-capable manufacturing facility established at our new Shelton campus, we are in a much stronger position than ever to move our drug development programs into the clinic rapidly.

Process Scale-Up Production Capability

The Process Scale-up area is operational at scales of about 200g to 1kg per step for different chemical synthesis and processing steps. It comprises reactors and process vessels on chassis or skids, ranging from 1L to 30L capacities, as needed. Many of the reactors or vessels have been designed by us for specific tasks.

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

We have planned certain minimal infrastructure modifications to improve the capabilities of the cGMP-compliant facility, based on our experience in the Scale-up operations. Certain of these improvements are expected to add a separate production suite for the manufacture of skin cream in an area that was designated for such further expansion. These infrastructure improvements will be undertaken only after appropriate level of funding becomes available, of which there can be no assurance.

After these infrastructure improvements, we plan to produce at least three consecutive batches of a drug product and satisfy that said drug product is within our own defined specifications. After we are satisfied with such strong reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the US FDA.

At present, we plan on moving operations to our cGMP-capable manufacturing facility as the operational steps are developed to the level needed for moving them into this facility. This requires the development of draft-level Standard Operating Procedures, training, and drill-through of operations. We will also need to establish a Quality Assurance and Quality Control Department. We have lost approximately 40% of our personnel in the Chemistry and Engineering through attrition. The remaining staff is busy developing our pre-clinical HerpeCide programs.

Given the limited financing, we have not been able to attract the necessary talent for replacing the lost staff and for building out the additional resources such as QA/QC. We have been working with our extremely versatile and multi-talented team, in a task-serialized fashion, over the last several years. While the versatility of the team has enabled us to develop and establish most of the required quality assays and methods, we will be severely limited in our abilities in producing a cGMP product until the staffing is enhanced.

After we are able to attract and hire quality candidates that we severely need, we anticipate that it will take at least six months to one year for each such person to be fully productive as an integrated part of our team. In the past, we have been very fortunate that newly hired personnel were immediately productive in tasks delineated to them, and they were productively integrated within a short time frame of several months into independent but integrated parts of our team. However, this is not always the case.

We operate in a completely novel area of medicines, which is broadly described as polymeric-micelle based drug conjugates and complex nanomedicines. Our technologies are also completely novel, and unmatched in the industry. As such, we anticipate a longer training period for new employees than in normal small chemical or biological drugs. We need talented personnel with specialized training. With the extreme difficulties in hiring foreigners due to immigration requirements, there is only a severely limited talent pool that may be available or accessible to us.

Thus limited financing has a long-lasting effect on our ability to progress to the human clinical stage.

We employ the same team that developed the small-scale synthesis chemistry for translation of those chemical syntheses into clinical-scale processes, and also to perform the related chemical engineering, quality control, quality assurance, and regulatory tasks along the way. Because of the small size of our scientific staff, this results in significant serialization of efforts. However, the personnel cost, as well as the time and expense cost of transfer of knowledge and training of a separate dedicated team is avoided because the same expert scientists who have developed the chemistries are also involved in scaling them up into process scale. To enable such extensive multi-tasking, we have a continuous training program in place, with both formal and informal components. We believe that this approach helps us keep drug development costs as low as possible.

Our BSL-2 Certified Virology Lab

Most importantly, we have significantly enhanced our internal anti-viral cell culture testing capabilities at our Shelton campus. We have achieved BSL-2 (Biological Safety Level 2) certification from the State of Connecticut for our Virology suite at the new campus. This suite comprises three individual virology workrooms, enabling us to work on several different viruses and strains at the same time. This facility is designed only for cell culture studies on viruses, and no animal studies can be conducted at any of our own facilities. We have brought in Brian Friedrich, Ph.D., as the Company’s Virologist. Dr. Friedrich has previously performed drug screening of hundreds of candidates against several viruses including alphaviruses, bunyaviruses, and filoviruses (namely, Ebola and Marburg, which are BSL-4), to discover potential therapeutics, while he was at United States Army Medical Research Institute of Infectious Diseases (USAMRIID). Brian has also worked extensively on Flaviviruses, specifically West Nile Virus, while at University of Texas Medical Branch (UTMB). He has also worked on HIV as part of his PhD thesis. Dengue viruses as well as the Zika virus belong to the Flavivirus family.

Dr. Friedrich has already established several different types of assays for screening of candidates against VZV, HSV-1 and HSV-2 in our lab. He is now in the process of establishing assays for Influenza viruses and HIV. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. This has significantly improved our ability of finding highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

Manufacturing Requirements of Some of Our Drug Candidates

The HerpeCide program drug product batch requirements are estimated to be fairly modest because of the topical nature of treatment. In consultation with BASi and BCG, we have currently estimated a batch size of approximately 500g will be sufficient for the “Tox Package” (i.e. safety and toxicology) studies of our dermal topical shingles drug candidate. We are estimating that a ~500g batch will be more than sufficient for initial Phase-I human clinical studies as well. Our current estimate for a Phase IIa human clinical efficacy study is also in the range of a ~500g batch requirement. We already have the facilities for producing up to 1kg per batch or more. Many of our synthesis steps have already been scaled up to 200g~500g scales. The “nanomicelle” polymer manufacture is already scaled to ~500g scale. Some of the synthetic steps have also been tested successfully at kg scales. Thus we believe that we have sufficient production capability for the amounts of the HerpeCide drugs that would be needed for tox package as well as clinical studies.

As we move our drug candidates into clinical studies, we plan to perform further scale-up studies to get to about 1kg per batch production scale. In the current facility, we may be able to manufacture about 10kg to 20kg of cGMP product annually. Depending upon the drug’s potency and indication, this production size may fetch modest revenues of around $50M to $500M, depending upon the cost metrics, enabling profitable market entry. Such initial commercialization would allow the Company to turn itself into a stand-alone pharmaceutical company, by enabling capital formation for larger scale manufacturing facilities and fueling further growth.

Patents, Trademarks, Proprietary Rights: Intellectual Property

The Company has an exclusive license in perpetuity for technologies developed by TheraCour for the following virus types: HIV, Hepatitis C Virus, HSV, Asian (bird) flu, Influenza, and rabies. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. (Also please see under “Significant Alliances: Related Parties: TheraCour Pharma”).

The Company has entered into a Memorandum of Understanding with TheraCour, whereby TheraCour will initiate discovery and development for drug candidates for a new virus or indication upon such request by the Company. If the resulting drug candidates are worthy of further drug development, NanoViricides may determine that it should enter into a licensing agreement with TheraCour. In such a case, NanoViricides would obtain an independent asset valuation for the asset(s) to be licensed from a party experienced in such valuations. NanoViricides and TheraCour would thereafter negotiate the terms of compensation for the new license agreement. However, there can be no assurance that an agreement for licenses for new viruses will be entered into on terms that are favorable to NanoViricides. We believe this process has been extremely beneficial for NanoViricides, since this process saves NanoViricides from the cost of acquiring and paying for licenses that it may not want to pursue further. At present, TheraCour has licensed the Company HSV-1 and HSV-2, but has not licensed the VZV area, nor has it licensed any of the remaining herpesviruses. NanoViricides intends to commission an independent party asset valuations to serve as the basis for such additional licenses that it may seek in accordance with our process. However, there can be no assurance that the Company will be able to enter into an agreement with TheraCour for such license or that the agreement will be on terms that are favorable to the Company. The licenses granted by TheraCour are for entire sets of pathologies that the licensed virus is a causative agent for. The licenses are not for single drug entities, although that is the customary mode in the Pharmaceutical industry. Thus these are very broad licenses and enable NanoViricides to pursue a number of indications as well as develop drug candidates with different characteristics as is best suited for the indications, without having to license the resulting drugs separately.

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

Table 1: Intellectual Property, Patents, and Pending Patents Licensed by the Company

	Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
1	US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].

2	PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT U.S. Issuance: May 8, 2012.	October, 2028 (estimated)	Applications are in various prosecution stages. Fifty two of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

3	PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2029(estimated)	Applications are in various prosecution stages. Nine of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

We have previously announced certain important issuances of patents on the TheraCour® technology underlying our nanoviricides® drugs. A fundamental patent on the polymeric micelles composition, structure and uses was issued in the USA with substantially broad claims. This validates the novelty of our approach as well as our leadership position in the nanomedicines based on polymeric micelle technologies. This patent application has so far been issued, granted, and/or validated, with substantially similar broad claims as 52 different patents in different countries and multi-country intellectual property organizations. A fundamental patent on which the nanoviricides® technology is based (US Patent No. 8,173,764) for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers” was issued on May 8, 2012. The patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. NanoViricides, Inc. holds exclusive, perpetual, worldwide licenses to these technologies for a broad range of antiviral applications and diseases. The other national and regional counterparts of the international Patent Cooperation Treaty (“PCT”) application number PCT/US06/01820, which was filed in 2006, have issued as a Singapore National Patent Publication, a South African patent, and also as an ARIPO regional patent, an OAPI regional patent (covering Benin, Burkina Faso, Cameroon, Central African Republic, Chad, Republic of Congo, Cote d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea Bissau, Mali, Mauritania, Niger, Senegal, and Togo). It has also issued as a granted patent in New Zealand, China, Mexico, Japan, Australia, Canada, several countries in Europe, Hong Kong, Indonesia, Israel, Korea, Malaysia, Philippines, Pakistan, and Vietnam among others. Estimated expiry dates range nominally from 2026 to 2027, prior to accounting for various extensions available in different regions and countries. Additional issuances are continuing in Europe, and in several other countries around the world.

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

A total of at least, 61 patents have been issued globally, on the basis of the two international PCT patent families that cover the fundamental aspects of our platform technology. Additional patent grants are expected to continue as the applications progress through prosecution processes. All of the resulting patents have substantially broad claims.

These patents have nominal expiry dates in 2026 to 2029. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development processes, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide and HerpeCide before entering human clinical trials. The estimated expiry date for the FluCide and HerpeCide patents, if and when issued, would be no earlier than 2037-2038.

Of the patents and technologies licensed, the Company believes that it will not be using the intellectual property, compositions of matter, or other aspects described and secured under the US Patent No. US 6,521,736. The Company believes that this patent describes an inferior technology compared to the technology in the later patent filings of Dr. Diwan. This patent, the Company believes, discloses prototype materials that served to establish the proof of principles developed by Dr. Anil Diwan, the Company’s President and co-founder, whether such materials were possible to create and whether such materials would indeed be capable of encapsulation of pharmaceutically relevant compounds. The Company believes that the new and novel compositions disclosed in the new patent applications, No. PCT/US06/01820, and No. PCT/US2007/001607, and additional proprietary intellectual property provide the necessary features that enable the development of nanoviricides. The Company believes that no other published literature materials or existing patents are capable of providing all of the necessary features for this development, to the best of our knowledge. However, the Company has no knowledge of the extensive active internal developments at a number of companies in the targeted therapeutics area.

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

Recognition

On August 24, 2016, the Honorable U.S. Senator Chris Murphy visited the Company’s campus in Shelton, CT. In addition the Honorable U.S. Richard Blumenthal has previously visited our company. Further, the Honorable U.S. Representative Jim Himes visited our company in the recent past

On July 25, 2016, our President, Dr. Anil Diwan, was invited to participate in the prestigious 31st Annual Chief Executive of the Year Gala Reception & Dinner held at the New York Stock Exchange. In addition, he was also invited to participate in the CEO Roundtable Discussion on Innovation.

Previously, on April 18, 2016, the Company announced that it has been recognized as one of the “Most Innovative Business Leaders of 2016” by AI Global Media, publisher of Acquisition International Magazine and Website (“AI”) (http://www.acquisition-intl.com). A focus article on NanoViricides was published in AI Magazine, February 2016 issue.

Presentations and Conferences

The Company continues its efforts at connecting with additional investors and presenting in investor-oriented business conferences. Some of these are listed below.

Importantly, the Company presented a poster entitled “Novel Nanoviricides® Highly Effective Against Varicella Zoster Virus in Cell Culture” at the 36th Annual Meeting of the American Society of Virology (ASV) on June 26, 2017. The ASV Meeting was hosted and held at the University of Wisconsin-Madison, from June 24th to 28th, 2017 (https://extensionconferencecenters.uwex.edu/asv2017/). Dr. Brian Friedrich, Senior Virologist of the Company, presented the Company’s work on the evaluation of nanoviricides drug candidates for effectiveness against the shingles virus (Varicella Zoster Virus, VZV, aka Human HerpesVirus-3 or HHV-3) in this poster.

In addition, Eugene Seymour, MD, MPH, CEO of the Company has been presenting at various investor meetings. He is also meeting with different investment brokerage houses, as well as private family offices, angel investors and other sources of funds.

Further, Anil R. Diwan, PhD, President and Chairman of the Company, is regarded as an expert in nanomedicines and has been invited to present regarding critical issues in nanomedicines drug development including regulatory processes, with special emphasis on CMC (chemistry, manufacture, and controls).

On September 12th, 2017, Dr. Seymour presented an overview of the Company at the 19th Annual Rodman & Renshaw Global Investment Conference, sponsored by H.C. Wainwright & Co., LLC, held at Lotte New York Palace Hotel in New York City.

Eugene Seymour, MD, MPH., CEO, described the Company's progress towards human clinical trials stage at the 2017 Marcum Investor Conference held on June 15, 2017 at the Grand Hyatt Hotel in New York City.

On April 27, 2017, Eugene Seymour, MD, MPH, CEO, presented information about the Company and its progress towards human trials at the Planet Microcap conference at the Planet Hollywood Hotel. The Planet MicroCap Showcase brings together the most promising companies and the top dealmakers in MicroCap Finance for three days of company presentations, one-on-one meetings, and networking.

On September 21, 2016, Dr. Anil Diwan, President and Chairman of the Company, was invited as panel participant to discuss “Regulatory Landscape: What’s Needed to Drive Innovation” in the “Anti-Infectives-Rx 2016” Conference organized by Boston Biotech Conferences and held at the Harvard Medical School - Joseph B. Martin Conference Center, Boston, MA.

On September 19, 2016, Dr. Diwan was invited to present two talks at the “Public Health and Emerging Microbial Threats, 14th Annual International Conference” (PHEMT), held at the Albany College of Pharmacy and Health Sciences, Albany, NY 12208, USA.

Dr. Diwan presented a talk entitled “Beyond Antibodies: Chemical Nanomachines to Combat Emerging Virus Threats” about the Nanoviricides technology and accomplishments in the first session at PHEMT.

Additionally, Dr. Diwan was invited to and presented a talk on “Nanomedicine Drug Development Regulatory Processes: Critical Issues” in the second session at PHEMT.

On September 13, 2016, Dr. Seymour presented the Company’s progress at the 18th Annual Rodman & Renshaw Global Investment Conference, sponsored by H.C. Wainwright & Co., LLC, held at Lotte New York Palace Hotel in New York City.

Previously, on February 22, 2016, the Company announced that information on its novel proprietary anti-virus platform technology has been published in the book “Handbook of Clinical Nanomedicine, Vol. 1. Nanoparticles, Imaging, Therapy, and Clinical Applications”, a CRC Press publication. The chapter entitled “Nanoviricides: Targeted Anti-Viral Nanomaterials” provides an in-depth presentation of the NanoViricides platform technology, evidence for how nanoviricides® are believed to act plus dramatic results of nanoviricides specifically targeting certain viral diseases, such as Influenza.

Glossary of Terms

Nano - When used as a prefix for something other than a unit of measure, as in “nanoscience,” nano means relating to nanotechnology, or on a scale of nanometers (one billionth of a meter or greater).

Viricide - An agent that reliably deactivates or destroys a virus.

Nanoviricide ® – An agent that is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company’s patent-pending and proprietary technologies.

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

While there is no indication whether NanoViricides, Inc. can obtain priority review vouchers for its drugs against neglected tropical diseases, the high efficacies of our drug candidates lead us to believe that this may be possible. FDA awards priority review status on the basis of several criteria. NanoViricides, Inc. is currently working on several neglected tropical diseases, including Dengue fever viruses, rabies, Ebola/Marburg viruses, among others. Of these, Dengue viruses are explicitly included in the list under this Public Law, and the remaining viruses are eligible for similar treatment according to the language in the Public Law, at the discretion of the Secretary of Health (Food and Drug Administration Amendments Act of 2007, P.L. 110–85, Sept. 27, 2007, http://www.fda.gov/oc/initiatives/fdaaa/PL110-85.pdf ). The Zika virus was added to this list recently.

Products

NanoViricides, Inc. currently has no products for sale. The Company currently has developed reasonably safe and effective drug candidates against eight different indications as demonstrated in pre-clinical cell culture and animal studies. The Company believes that with the funds on hand, it should be able to take at least one of these drug candidates into IND filing stage in the near future. The Company will need to raise additional funds for commencing and executing human clinical trials.

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

The Company’s common stock has been listed on the NYSE MKT (a US national exchange) since September 25, 2013. The NYSE MKT Exchange requires additional corporate governance, financial and reporting requirements. NYSE MKT has changed its name to “NYSE American” in July 2017.

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

Our company is a development stage company that has no products approved for commercial sale, never generated any revenues and may never achieve revenues or profitability. We are a development stage biopharmaceutical company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

•	demonstration and proof of principle in pre-clinical trials that a nanoviricide is safe and effective;
•	successful development of our first product candidate in our pipeline;
•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
•	the successful commercialization of our product candidates; and
•	market acceptance of our products.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2017, we had a cash and cash equivalent balance of $15,099,461. Also, the Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $75,128,691 at June 30, 2017. Such losses are expected to continue for the foreseeable future. The Company estimates that it has sufficient cash to support current operations through September 2018.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

While we believe we currently have sufficient funding to be able to take at least one our drug candidates into initial human clinical trials, we currently do not have sufficient resources to complete the development and commercialization of any of our proposed products. As of June 30, 2017, we have a cash and cash equivalent balance of $15,099,461, which will be sufficient to fund our planned operations for approximately the next twelve months at our budgeted rate of expenditures.

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

We may fail to successfully develop and commercialize our drug candidates if they:

•	are found to be unsafe or ineffective or fail to meet the appropriate endpoints in clinical trials;
•	do not receive necessary approval from the FDA or foreign regulatory agencies;
•	fail to conform to a changing standard of care for the diseases they seek to treat; or
•	are less effective or more expensive than current or alternative treatment methods.

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

All of our products in development are still in the pre-clinical stage, and not submitted to any regulatory agencies in any formal drug licensing or approval processes. We have previously held a pre-IND meeting with the US FDA regarding our anti-influenza drug candidates, in March 2012. However, since then, we have re-evaluated our priorities. We have now prioritized our HerpeCide™ program drug candidates as our highest priority candidates. We believe that we have obtained valuable information at the pre-IND meeting for our FluCide program that we believe we can apply to our HerpeCide program in a generalized manner.

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

We currently have sufficient funds on hand to take at least one drug candidate into IND application stage. We believe we will be pursuing a candidate from our HerpeCide™ program (which at present has four separate disease indications underneath the program) for an IND and initiating human clinical trials with the limited financial resources in hand.

The Company will be unable to proceed with its business plan beyond approximately September 30, 2018, without obtaining additional financing to support its budgeted Research and Development and other costs.

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

the number, extent, and outcome of pre-clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number and extent of IND-enabling pre-clinical studies including CMC studies and Quality programs that we may be required to conduct;

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

The Company has never manufactured products in the highly regulated environment of pharmaceutical manufacturing. There are numerous regulations and requirements that must be maintained to obtain licensure and the permits required to commence manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We now own facilities that could be used to manufacture clinical quantities of any products that might be developed by the Company. We believe that this cGMP-capable facility may allow us to produce limited quantities of a drug after approval for initial market entry, and that such an effort may make commercial sense if the treatment course requirements and afflicted patient populations are limited, and if the remuneration for the treatment course is appropriate. However, we do not own, nor lease facilities suitable for cGMP manufacture of any of our drug candidates in large commercial quantities, nor do we have the resources at this time to acquire or lease suitable facilities. At present, we have not retained any contract manufacturing organizations (CMO) for commercial manufacture or for clinical product manufacture.

We have no sales and marketing personnel.

We are an early stage development company with limited resources. We do not currently have any products available for sale, so have not secured sales and marketing staff at this early stage of operations. We cannot generate sales without a sales or marketing staff and must rely on officers to provide any sales or marketing services until such staff are secured, if ever. Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third party manufacturers fail to comply with manufacturing regulations.

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

We license our core technology from TheraCour Pharma Inc. and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates

The Company has entered into a Material License Agreement with TheraCourPharma, Inc. (“TheraCour”) (an approximately 15.2% shareholder of the Company’s common stock) whereby TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company. No royalties are due to TheraCour from the Company’s inception through June 30, 2017.

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

The Company believes that its two executive officers, Eugene Seymour, Chief Executive Officer, and Anil Diwan, President and Chairman of Board, are critical to the success of the Company. The Company is a limited beneficiary of a certain amount of key man insurance for these two executive officers that the Company maintains. However there can be no assurances that the amount of the key man insurance coverage would be sufficient to provide replacement of these key officers for continuing the Company’s operations in a timely manner, should such an event arise.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 70% of the capital stock of TheraCour Pharma, Inc., which owns 15.2% of our Common Stock, and 2,000,000 shares of the Company’s Series A Preferred stock, and provides the Company the nanomaterials with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour Pharma, Inc., for which he must recuse himself from certain decision-making processes of the Company.

In addition, one of our independent directors, Dr. Milton Boniuk has dispositive power over 3,768,233 shares of common stock, and 187,000 shares of Series A preferred shares. In addition, Dr. Boniuk is the holder, or has dispositive power over $5,000,000 of the Company’s Series C Convertible Debentures. The Company believes that as a significant investor himself, he represents the interests of the shareholders at large.

The Company does not allow a conflicted Shareholder, Director, or Executive Officer to vote on matters wherein a conflict may be perceived. The conflicted entity is not allowed to nominate an alternate person to vote for them either. Other than this safeguard, the Company currently does not have any policy in place, should such a conflict arise

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

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral. BioCryst Pharmaceuticals, Inc. has achieved US FDA approval for IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of uncomplicated influenza. Peramivir is approved in Japan and had obtained emergency use authorization in the US. Its effectiveness during multiple clinical trials was found to be severely limited. Several H5N1 bird flu, and influenza novelH1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

We have recently completed preliminary animal studies against HIV that have resulted in the finding that certain of our drug candidates were superior to the oral HAART cocktail in SCID-hu Thy/Liv humanized mice lethally infected with HIV-I. We thus believe that we have a very strong lead drug identified against HIV. There are several companies with anti-HIV drugs in the market. A new drug, Maraviroc from Pfizer has recently been approved, which falls in a new class called CCR5-blockers. Prior to this, two new drugs in a new class called Integrase Inhibitors have been approved. A drug in the class called Entry & Fusion Inhibitors, enfuvirtide, (Fuzeon™, Roche) has also been available. Additionally, the classical drugs, NRTI’s, NNRTI’s and PI’s (protease inhibitors) are used in various combinations. A three-drug combo has been approved. A four-drug combo is expected to be approved soon. The HIVCide-I nanoviricide is expected to act by a very different kind of mechanism, defining a new class of drugs, that is complementary to the existing classes of anti-HIV drugs.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

If we do not meet the continued listing standards of the NYSE American our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

As of September 25, 2013, our common stock was listed on the NYSE MKT (now known as “NYSE American”), a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share” or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE American may issue anon-compliance letter or initiate delisting proceedings. If our securities are delisted from trading on the NYSE American and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

The price of our common stock, as quoted on the NYSE MKT may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include but are not limited to:

•	progress of our products through the regulatory process
•	results of preclinical studies and clinical trials;
•	announcements of technological innovations or new products by us or our competitors;
•	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;
•	developments or disputes concerning patent or proprietary rights;
•	general market conditions for emerging growth and pharmaceutical companies;
•	economic conditions in the United States or abroad;
•	actual or anticipated fluctuations in our operating results;
•	broad market fluctuations; and
•	changes in financial estimates by securities analysts.

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

As of September 25, 2013, our common stock was listed on the NYSE American national exchange. However, shareholders should be aware that the occurrence of the above-mentioned patterns and practices cannot be entirely precluded and that the occurrence of these patterns or practices could increase the volatility of our share price.

A registration of a significant amount of our outstanding restricted stock may have a negative effect on the trading price of our stock.

At June 30, 2017, shareholders of the Company had 21,179,432 shares (as adjusted) of restricted stock, or approximately 33.5% of the outstanding common stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of Common Stock on a post-split basis without additional approval by shareholders. As of June 30, 2017, we had 63,306,774 shares of common stock outstanding, 6,673,860 warrants convertible to 6,673,860 shares of common stock and 4,348,744 shares of Series A Preferred Stock convertible into 15,220,604 shares of Common Stock only in the event of a change in control.

As of September 25, 2013, our common stock is listed on the NYSE American national exchange.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2017, 21,179,432 of 63,306,774 issued and outstanding shares (as adjusted) of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 4,348,744 shares of Series A Preferred Stock are restricted and convertible into 15,220,604 shares of Common Stock only in the event of a Change of Control of the Company.

Approximately 2,547,000 shares of our restricted shares of common stock (as adjusted) are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock commenced trading on the NYSE MKT on September 25, 2013 under the symbol “NNVC”. The Company’s Common Stock, after the Company became a publicly traded company in May 2005, was initially traded on the Pink Sheets under the symbol NNVC and from June 29, 2007, through September 24, 2013, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board. The table below sets forth the high and low prices for the Company’s Common Stock for the quarters included within the past two fiscal years. Quotations reflect inter-dealer prices, without retail markup, markdown commission, and may not represent actual transactions. No assurance can be given that an active market will exist for the Company’s common stock and the Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize its earnings, if any, to finance its future growth, including possible acquisitions.

Quarter ended	Low price	High price

June 30, 2017	$1.06	$1.43
March 31, 2017	$1.10	$1.34
December 31,2016	$1.03	$1.65
September 30, 2016	$1.51	$1.77

June 30, 2016	$1.49	$2.54
March 31, 2016	$1.03	$3.27
December 31,2015	$1.01	$1.40
September 30, 2015	$1.00	$1.75

Number of Shareholders.

As of June 30, 2017, a total of 63,306,774 shares of the Company’s common stock are outstanding and held by approximately 168 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 42,127,342 shares are unrestricted, of which, 80,911 shares are held by affiliates. Approximately 2,547,000 shares are restricted securities held by non-affiliates, and the remaining 18,632,432, shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2017, there were 6,673,860 warrants to purchase the Company’s Common Stock outstanding.

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

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 35,154 shares of its common stock, which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $109,360, which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 16,408 shares of its common stock, which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $45,000, which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 71,430 shares of its common stock, which are fully vested, with a restricted legend, for employee compensation. The Company recorded an expense of $125,003, which is the fair value at the date of issuance.

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

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 57,649 shares of its Series A Convertible Preferred Stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $263,698, which is the fair value at date of issuance.

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

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 106,554 shares of its common stock, which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $158,000, which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company’s Board of Directors authorized the issuance of 29,852 shares of its common stock, which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $45,000, which is the fair value at date of issuance.

For the year ended June 30, 2016, the Company's Board of Directors authorized the issuance of 72,725 shares of its common stock, which are fully vested with a restricted legend for employee compensation. The Company recorded an expense of $142,589, which is the fair value at date of issuance.

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

Fiscal Year Ending June 30, 2017 Transactions

For the year ended June 30, 2017, the Scientific Advisory Board was granted fully vested warrants to purchase 57,160 shares of common stock at exercise prices between $1.40- $2.04 per share expiring in the fiscal year ending June 30, 2021.

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 57,650 shares of its Series A Convertible Preferred Stock which are fully vested with a restrictive legend for employee compensation.

On January 25, 2017 the Board of Directors authorized the issuance of 200,000 fully vested shares of its Series A Convertible Preferred stock to Anil Diwan.

For the year ended June 30, 2017, the Company recognized a noncash compensation expense of $297,267 related to Series A Preferred Shares issued on July 21, 2015 in accordance with Dr. Anil Diwan’s employment agreement that vest over three years. The remaining balance of $267,143 will be recognized as the remaining shares are vested over the term of the contract.

For the year ended June 30, 2017, the Company recognized a noncash compensation expense of $297,267 related to Series A Preferred Shares issued on July 21, 2015 in accordance with Dr. Eugene Seymour’s employment agreement that vest over three years. The remaining balance of $267,143 will be recognized as the remaining shares are vested over the term of the contract.

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation.

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 164,465 fully vested shares of its common stock with a restrictive legend for consulting services.

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 33,933 fully vested shares of its common stock with a restrictive legend for Director services.

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

For the year ended June 30, 2017 two Holders of the Company’s Series B Debentures elected to receive $107,178 in restricted common stock of the Company. For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 97,999 shares of the Company’s restrict common stock for interest payable to the Holders. One of the Holders is controlled by Dr. Milton Boniuk, a Director of the Company. The second Holder is a foundation established by Dr. Milton Boniuk.

For the year ended June 30, 2017, the Company's Board of Directors authorized the issuance of 423,862 shares of its common stock to the Holder of the Company’s Series C Debentures. The Holder of the Company’s Series C Debentures elected to receive $375,000 of the quarterly interest payments and $125,000 of the deferred interest in restricted common stock of the Company. One Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company. The other Holder is a charitable foundation established by Dr. Milton Boniuk.

Redemption and Conversion of Debenture Series B Into Common Stock

A substantial portion of the Company’s Series B Convertible Debentures, with a maturity date of January 31, 2017, were redeemed with restricted common stock, effectively retaining $5 million in cash for the Company.

On February 8, 2017, the Company entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”)., The Company and the Holders agreed to redeem an aggregate of $5,000,000 of principal and accrued interest of $27,178 of the Debentures, which was payable on January 31, 2017 (the “Maturity Date”) into 4,359,652 newly-issued, restricted shares (the “Redemption Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The redemption price of the Redemption Shares for the principal amount was $1.1533 representing the volume weighted average price of the Common Stock on the NYSE MKT from December 15, 2016 to January 30, 2017, as recommended by the Company’s Board of Directors on December 11, 2016 at a Board meeting. Dr. Boniuk abstained from voting at the meeting. This redemption price was at a premium of the closing bid price of the Common Stock on the Maturity Date of $1.1500. The price for the interest amount, pursuant to the terms of the Debentures was the closing price of the Common Stock on the Maturity Date. In connection with the conversion, the Holders agreed to waive any and all prepayment, redemption and conversion rights under the original Debentures in full and final satisfaction for the acceptance of the Conversion Shares.

The Company offered this redemption proposal to all holders of the Series B Convertible Debentures, with a total principal value of $6,000,000. Holders of Debentures in the aggregate principal amount of $5,000,000 accepted the Company’s offer. The remaining Debentures in the amount of $1,000,000 principal, with accrued interest as of the Maturity Date, were repaid to the holders thereof in cash.

This redemption, permitted the Company to retain $5,000,000 of cash and, with the repayment to the other holders, decrease current liabilities by approximately $6,000,000. No agents were retained and no commissions or fees were paid for this conversion, other than usual attorneys’ fees.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

Thus far, the Company has used a portion of the net proceeds of the past offering, and intends to use the balance, for research and development and working capital.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below are for each fiscal year in the five-year period ended June 30, 2015. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Years Ended June 30,
	2017	2016	2015	2014	2013

Operating expenses:

Research and development	$5,531,708	$5,028,970	$3,660,322	$5,131,523	$4,292,909

General and administrative	4,069,016	3,830,531	3,402,778	3,535,849	2,297,470

Total operating expenses	9,600,724	8,859,501	7,063,100	8,667,372	6,590,379

Loss from operations	(9,600,724)	(8,859,501)	(7,063,100)	(8,667,372)	(6,590,379)

Other income (expense):
Interest income	60,955	62,638	160,859	171,001	55,587
Interest expense	(780,767)	(1,042,470)	(2,649,592)	(3,092,550)	(962,535)
Loss on extinguishment of debt	(332,524)	-	-	-	-
Discount on convertible debentures	(1,347,748)	(1,427,218)	(1,175,344)	(569,495)	(129,006)
Change in fair value of derivatives	1,696,318	541,922	8,529,005	(1,443,200)	(1,249,335)

Other (expense)/ income, net	(703,766)	(1,865,128)	4,864,928	(4,934,244)	(2,285,289)
Loss before income taxes	(10,304,490)	(10,724,629)	(2,198,172)	(13,601,616)	(8,875,668)
Income tax provision	-	-	-	-	-
Net loss	$(10,304,490)	$(10,724,629)	$(2,198,172)	$(13,601,616)	$(8,875,668)
NET LOSS PER COMMON SHARE
- Basic	$(0.17)	$(0.19)	$(0.04)	$(0.27)	$(0.19)
- Diluted	$(0.17)	$(0.19)	$(0.09)	$(0.27)	$(0.19)
Weighted average common shares outstanding
- Basic	60,102,855	57,669,472	56,553,848	51,225,622	45,892,549
- Diluted	60,102,855	57,699,472	59,220,515	51,225,622	47,606,835

Balance Sheets Data:

	As of June 30,
	2017	2016	2015	2014	2013

Cash and cash equivalents	$15,099,461	$24,162,185	$31,467,748	$36,696,892	$13,923,245
Working capital	10,624,109	17,637,629	31,081,278	36,437,242	13,343,441
Total assets	27,002,814	36,633,418	44,187,089	43,859,995	16,407,554

Long-term liabilities	2,015,354	6,841,190	11,800,327	19,972,953	7,219,718
Accumulated deficit	(75,128,691)	(64,824,201)	(54,099,572)	(51,901,400)	(38,299,784)
Stockholders’ equity	20,321,942	23,048,214	31,785,867	23,369,303	8,009,652

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

At present, TheraCour has licensed to the Company has HSV-1 and HSV-2 but has not licensed the VZV area, nor has it licensed any of the remaining herpesviruses. NanoViricides has commissioned appropriate, independent-party asset valuations to serve as the basis for such additional licenses that it may seek in accordance with our process. However, there can be no assurance that the Company will be able to enter into an agreement with TheraCour for such license or that the agreement will be on terms that are favorable to the Company. The licenses granted by TheraCour are for entire set of pathologies that the licensed virus is a causative agent for. The licenses are not for single drug/indication pairs, which is the customary mode of licensing in the Pharmaceutical industry. Thus these are very broad licenses and enable NanoViricides to pursue a number of indications as well as develop drug candidates with different characteristics as is best suited for the indications, without having to license the resulting drugs for each indication separately, as with normal pharmaceutical industry licensing.

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

To date, we have engaged in organizational activities; developing and sourcing compounds and preparing nano-materials; and experimentation involving preclinical studies using cell cultures and animals. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock (See, Item 5). The Company does not currently have any long-term debt. A Series C Convertible Debentures of $5M will mature on June 30, 2018 as presented in the Financial Statements and more fully described herein. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

The Company tries to choose the scientific laboratories with the most appropriate facilities and know-how relating to a particular field for the evaluation of an antiviral agent developed by the Company. The Company also tries to work with more than one laboratory for the evaluation of an antiviral agent developed by the Company. The Company also tries to work with more than one laboratory for a given group of viruses whenever possible. We seek to improve confidence by obtaining independent datasets for corroboration of the efficacy and safety of the nanoviricides we develop. In addition, the Company tries to minimize dependence on a particular Laboratory for the development of any specific drug candidate in our product pipeline.

To date, the Company has engaged in non-GLP Efficacy and Safety evaluations in both in vitro (cell culture models) and in vivo (animal models) of our different Nanoviricides® at different laboratories.

Our current relationships include:

For Herpes Virus Infections, Shingles, and for Viral Diseases of the Eye (Adenoviruses, Herpesviruses - Epidemic Kerato-conjunctivitis (EKC), Herpes Keratitis):

1.	The Moffat Lab at SUNY Upstate Medical Center, Syracuse, NY.
2.	The CORL at the University of Wisconsin, Madison, WI
3.	The Campbell Lab at the University of Pittsburgh, PA
4.	TransPharm Preclinical Solutions, MI, a CRO

For Influenza Viruses:

1.	The Webster Lab at St Jude Children’s Hospital, TN

2.	Integrated Biotherapeutics, Inc., MD.

3.	Public Health England, UK

4.	Southern Research Institute, AL.

For Dengue Hemorrhagic Fever Viruses:

1.	University of California at Berkeley, Prof. Eva Harris Lab.

For HIV:

1.	Southern Research Institute, Frederick, MD.

2.	Other collaborations in development.

For Ebola/Marburg Viruses:

1.	United States Army Medical Institute of Infectious Diseases (USAMRIID), Dr. Pamela Glass Lab.

2.	Public Health England, UK.

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

VZV (HHV-3) Nanoviricides Efficacy Evaluation Agreement with the Moffat Lab at the SUMY Upstate Medical Center, Syracuse, NY.

In October 2016, we entered into an agreement with SUNY Upstate Medical University for the testing of its nanoviricides® drug candidates against varicella zoster virus, i.e. the shingles virus. The research will be performed in the laboratory of Dr. Jennifer Moffat and will include in vitro, ex vivo and possibly in vivo studies. Dr. Moffat has extensive experience in varicella zoster virus (VZV) infection and antiviral agent discovery. The goal of these studies is to help select a clinical drug development candidate for toxicology and safety evaluation intended for clinical trials for the treatment of shingles in humans.

VZV is restricted to human tissue and only infects and replicates in human tissue. The in vitro studies will evaluate the effectiveness of the Company’s nanoviricides antiviral agents against VZV infection of certain human cells in culture.

The ex vivo studies will evaluate the efficacy of the Company’s nanoviricides to inhibit VZV in human skin organ cultures. Dr. Moffat has developed the human skin organ culture VZV infection model for the evaluation of therapeutics. This model is a good representative model of natural VZV infection in humans as well as an important model for evaluating antiviral activity, because it demonstrates behavior similar to the skin lesions caused by VZV in human patients.

Dr. Moffat is an internationally recognized expert on varicella zoster virus, and her research has focused on the pathogenesis and treatment of infection by this virus. The National Institutes of Health has recognized this VZV model via a contract with Dr. Moffat’s lab for evaluating antiviral compounds against VZV. Dr. Moffat is the director of two research core facilities at SUNY Upstate: the Center for Humanized Mouse Models and In vivo Imaging.

The Company has established a direct relationship with the Moffat lab, without NIH as an intermediary.

Subsequent to the reporting period, on July 10, 2017, the Company announced the results of initial testing of our anti-herpes drug candidates in the ex vivo human skin patch model performed by Dr. Moffat.

The anti-shingles nanoviricides® drug candidates achieved dramatic reduction in infection of human skin by the varicella-zoster virus (VZV), the shingles virus in this study. These findings corroborate the previously reported findings of inhibition of VZV infection of human cells in culture. The antiviral effect of certain nanoviricide drug candidates was substantially greater than the effect of the standard positive control of cidofovir added into media. Even more remarkably, the effect of these nanoviricides drug candidates was equivalent to a topical formulation of 1% cidofovir applied directly onto the skin patch. A topical skin cream containing 2% cidofovir is clinically used in very severe cases of shingles. However, the cytotoxicity of cidofovir is known to cause ulceration of the skin to which it is applied, followed by natural wound healing.

Additional studies towards selection of the final drug candidate(s) to be studied in safety/toxicology are continuing at present. Selection of clinical candidate for an investigational new drug application (IND) and human clinical studies is anticipated as these studies progress.

With these results that corroborate findings in cell culture studies in both our lab and Dr. Moffat’s Lab, we believe that the anti-shingles topical drug candidate is worthy of advancing into further pre-clinical development into safety/toxicology studies.

We believe that the VZV drug candidate program is now our most advanced program to advance into Safety/Toxicology studies that are needed for an IND filing and human clinical trials. However, at present, we do not have a license from TheraCour to develop and commercialize drugs against VZV and there can be no assurance that the Company will be able to enter into an agreement with TheraCour for such license on terms that are favorable to the Company.

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

Research and Development Agreement with Professor Ken Rosenthal’s laboratory at the Northeastern Ohio Medical University (NEOMED, formerly called NEOUCOM)

On May 13, 2010, the Company announced that it had signed a research and development agreement with Professor Ken Rosenthal’s laboratory at the Northeastern Ohio Medical University (NEOMED). Pursuant to the terms of this Agreement, Professor Rosenthal and NEOMED will evaluate the effectiveness of nanoviricides drug candidates against Herpes Simplex Viruses, HSV-1 and HSV-2, in both cell culture and animal models. The focus of this evaluation will be the development of drug candidates against herpes skin infections (oral and genital herpes). Dr. Ken Rosenthal is a professor of microbiology, immunology and biochemistry at NEOMED. He is a leading researcher in the field of herpes viruses. His laboratory has developed an improved mouse model of skin-infection with HSV to follow the disease progression. This model has been shown to provide highly uniform and reproducible results. A uniform disease pattern including onset of lesions and further progression to zosteriform lesions is observed in all animals in this model. This uniformity makes it an ideal model for comparative testing of various drug candidates, which, the Company believes, can be expected to lead to a broad-spectrum anti-HSV antiviral treatment capable of attacking both HSV-1 and HSV-2.

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

Professor Rosenthal retired in December 2014, continued his laboratory and our R&D through April 2015, and has closed the lab thereafter. He is now Professor at Roseman University of Health Sciences College of Medicine, NV. He continues as Professor Emeritus at Northeast Ohio Medical University (NEOMED). However, his laboratory is no longer active.

The HSV-1 topical treatment drug candidates in the HerpeCide program have thus advanced to the lead identification stage. This program is now assigned second priority, following the top priority of the VZV program, primarily because the regulatory development of anti-VZV drug candidate was projected to occur much more rapidly than that of the anti-HSV-1 drug candidate.

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

The first study of nanoviricide effectiveness against adenoviral EKC was completed at Feinstein in June 2008. The study indicated that the best nanoviricide drug candidate showed excellent clearance of clinical signs of the disease, viz. redness of the eye as well as sticky exudates, in a short time after treatment.

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

The most optimal candidate will then be evaluated against a wide variety of Influenza viruses in small animal efficacy studies with a goal of obtaining data for an IND submission for Injectable FluCide drug candidate for severely ill hospitalized patients, and also for Oral FluCide drug candidate for outpatients with Influenza.

The Influenza program has been relegated to lower priority levels due to (a) our belief that the topical drug candidates in the HerpeCide program would reach the clinic faster and would also have much more rapid clinical development pathway than FluCide, (b) the rapid expansion in breadth of the HerpeCide program pipeline that has occurred due to efficacy of closely related drug candidates against different viruses in the Herpes family and against different indications, and (c) extreme resource constraints in terms of both available skilled manpower and available financing fro driving our programs.

Nevertheless, we believe that FluCide has strong market potential, and therefore we are keeping this program active albeit with limited resource allocation, which has slowed down the program significantly.

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

Preliminary studies began in February 2008. Certain nanoviricides candidates were found to be highly successful against Ebola virus in pre-clinical cell culture studies. Ebola virus is known to produce, in vivo, a soluble decoy protein that is a portion of its surface glycoprotein. If the nanoviricides that were successful in the in vitro studies bind to the decoy protein portion of the Ebola virus envelope, then we would expect that the nanoviricides would be neutralized in vivo by the decoy protein. We are therefore developing novel ligands that would potentially bind to the Ebola virus glycoprotein portion that is known to be not a part of the decoy protein. The MTA was extended for another year in October 2009 to continue these studies.

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

Previously, in December 2005, the Company signed a Memorandum of Understanding (MOU) with the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), a unit of the Vietnamese Government’s Ministry of Health. This Memorandum of Understanding calls for cooperation in the development and testing of certain nanoviricides. The parties agreed that NanoViricides will retain all intellectual property rights with respect to any resulting product and that the initial target would be the development of drugs against H5N1 (avian influenza). NIHE thereafter requested that we develop a drug for rabies, a request to which we agreed. The initial phase of this agreement called first for laboratory testing, followed by animal testing of several drug candidates developed by the Company. Preliminary laboratory testing of our anti-Influenza drug candidates in the FluCide™ program were successfully performed at the laboratories of the National Institute of Hygiene and Epidemiology in Hanoi (NIHE), against both clade 1 and clade 2 of H5N1 virus isolated in Vietnam. Successful animal testing of RabiCide-ITM, the Company’s rabies drug, was performed in Vietnam during the first half of 2007, and reproducibly repeated in 2008. Rabies testing can safely be done at their BSL2 facility. The H5N1 animal testing requires a BSL3 (biological safety laboratory level 3) laboratory. NIHE has acquired a BSL3 animal testing capacity during 2008.

We have finalized execution of a Materials Cooperative Research and Development Agreement (M-CRADA) with the Centers for Disease Control and Prevention (CDC), Atlanta, GA in July,2008. This agreement was initiated based on our success against Rabies in the animal studies conducted at NIHE Vietnam. Preliminary animal studies against Rabies were expected to start in the last quarter of calendar year 2009 or first quarter of calendar year 2010. The Company has lowered the priority of this program during the recent economic crisis in order to use our resources most effectively. Subsequent to the agreement execution, the Company has supplied certain materials to CDC for testing. This testing, if successful, is expected to expand to involve potential use of nanoviricides as (1) a post- infection therapeutic drug against rabies, possibly in conjunction with a rabies vaccine, and (2) a post-exposure prophylactic drug against rabies, to replace costly human or monoclonal antibodies, possibly in conjunction with a rabies vaccine. To date, there is no effective post-infection therapeutic against rabies. Post-exposure prophylaxis market has been estimated to be as much $300M to $500M worldwide.

We finalized a CRADA with Walter Reed Army Institutes of Research (WRAIR) to develop collaboratively antiviral agents against all four types of dengue viruses in April 2007. Preliminary work has commenced under this CRADA. This CRADA will need to be renegotiated due to changes in funding requirements at WRAIR. The Company has not renewed this agreement.

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

In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% a specified portion of certain direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) we will pay $2,000 or actual costs monthly, whichever is higher, for other general and administrative expenses incurred by TheraCour on our behalf; (4) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour Pharma, Inc.; (5) TheraCour Pharma, Inc. retains the exclusive right to develop and manufacture the licensed drugs. TheraCour Pharma, Inc. will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others; and (6) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs charged by TheraCour Pharma, Inc. for the years ended June 30, 2017, 2016 and 2015 were $3,368,919, $3,731,498 and $2,403,126 respectively. At June 30, 2017, an open accounts payable of $ 340,695 is due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2017.

TheraCourPharma, Inc., is affiliated with the Company through the common control of it and our Company by Anil Diwan, President, who is a director of each corporation, and owns approximately 70% of the capital stock of TheraCourPharma, Inc., which itself owns approximately 15.2 % of the Common Stock of the Company.

TheraCourPharma, Inc. owns 9,619,170 shares of the Company’s outstanding Common Stock and 2,000,000 shares of the Company’s Series A Preferred Stock at June 30, 2017.

The Company’s Drug Pipeline

Table 2. Drug Products in Development
	Project	Drug	Virus	Indication	Development Stage	Priority

	HerpeCide™ Dermal Topical and Eye Drops	1	HHV-3 (VZV)	Shingles, PHN, Chicken-pox.	Advanced Preclinical	A
I		2	VZV, HSV-2, CMV	Acute Retinal Necrosis	Recently Started	A
		3	HSV-1	Herpes “Cold Sores”, Recurrent Herpes Labialis (RHL)	Advanced Preclinical	B
		4	HSV-1, HSV-2	Ocular Herpes Keratitis (HK)	Preclinical	B
		5	HSV-2	Genital Herpes	Preclinical	C

II	FluCide™ Broad-Spectrum Anti-Influenza nanoviricide	6	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Injectable FluCide™ for hospitalized patients	Advanced Preclinical; Pre-IND Meeting held with US FDA	C
		7	Influenza (Common), H5N1 Bird Flu, Highly Pathogenic Influenzas, novel H1N1/2009	Oral Flucide™ for outpatients	Advanced Preclinical; Pre-IND Meeting held with US FDA	C

III	Nanoviricide Eye Drops	8	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical	B

IV	DengueCide™	9	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical	D

V	HIVCide ™	10	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical	D

VI	Other Nanoviricides Drug Projects	-	Ebola/Marburg, Rabies, MERS, Others	Broad-Spectrum nanoviricide against different viruses	R&D	E

VII	Long Term Projects	-	Various	Technologies for Cures for Persistent Viral Diseases	R&D	E

Management has significantly reprioritized its drug development programs with a view to bring its first drug candidate into human clinical trials as soon as possible. Table 2 lists the current drug development programs, targeted viruses, specific indications, current development stage, and priority levels.

The Company currently has drug candidates for more than eight different indications in various stages of development towards IND-filings. Of these, we believe that the Skin Cream against VZV and the Skin Cream against Herpes Labialis (or Recurrent Herpes Labialis, RHL) present the most rapid opportunities for maturing into clinical trials. We have recently expanded the HerpeCide program to include additional indications for which we are developing drugs that are the same as or simple modifications of the existing drug candidates in the HerpeCide program, generally with a different formulation due to a different delivery pathway. This enables us to maximally leverage current R&D while expanding our drug pipeline and potential market, and making a greater impact on patient lives. Given the limited financing available to the Company, and given the large development costs associated with FluCide, HIVCide and other drug programs, we believe that the FluCide drug candidates will follow later because of the significant development work that needs to be performed in pre-clinical studies against a number of different influenza virus strains and subtypes.

Management’s beliefs are based on results of pre-clinical cell culture studies, ex vivo tissue based studies (e.g. human skin patch), and in vivo animal studies using small animals such as various types of specially engineered mice and rabbits, as appropriate.

The Company has not yet performed detailed safety profile studies to be included in a “Tox Package” for submission to the FDA for any of our drug candidates. Our studies regarding safety of the various nanoviricide drug candidates to date have been preliminary and of a limited nature.

HerpeCide - We are currently optimizing the anti-HSV ligands in animal studies for different disease indications. We believe we will be able to successfully advance the optimized drug candidates into an IND and human clinical trials. We are developing anti-herpesvirus drugs against five different indications at present, namely, (1) skin cream for topical treatment of shingles (VZV), (2) skin cream for herpes labialis and recurrent herpes labialis (RHL) (HSV-1), (3) Eye drops for Herpes Keratitis treatment, (4) skin cream for genital herpes (HSV-2) treatment, and (5) intravitreal injection for Viral Acute Retinal Necrosis (viral ARN, wherein causative agents are mostly VZV, HSV-2, or CMV). We have continued to expand the HerpeCide program to include additional indications to take full advantage of the development synergies. We recently expanded the program to include topical treatment of shingles and have been able to very quickly bring this indication to the status of our most advanced program. This has been possible because of the extremely high synergy between the different HerpeCide drug programs, and because of the extremely high effectiveness of our nanoviricides drug candidates we observed against VZV both in cell cultures and in an ex vivo human skin patch model. We continue to harness additional synergies in the Herpecide program. For example, viral Acute Retinal Necrosis (vARN) is a pathology that leads to severely reduced vision, and can lead to blindness. Clinical lab testing has identified that a large proportion of cases are linked to herpesviruses. Of these, a majority of cases are caused by HSV-2 or VZV. Thus reformulating our topical drug candidates against HSV-2 and VZV for intravitreal treatment of ARN caused by these viruses presents an exciting opportunity. Successful treatment would result in significant patient benefits as well as a significant commercial opportunity.

An intravitreal injection requires significantly increased burden in manufacturing, because it requires sterile manufacturing. In addition, it may require a longer Safety/Toxicology program than the skin topical treatments, if it is found to release the drug into systemic circulation. Our FluCide and HIVCide drug candidates are also injectables and require sterile manufacturing and extensive Safety/Toxicology studies because of systemic delivery (compared to dermal topical drugs that may not have systemic availability). While we do have sterile API and Drug Product Manufacturing Capabilities, the CMC program, QA/QC program, and production timelines for injectable drugs are significantly more burdensome and therefore more time-consuming than topical formulations such as dermal topical formulations or external eye drops/gels.

Nanoviricide Eye Drops - We previously undertook a new project and have already designed a ligand, made a nanoviricide drug, and completed successful animal studies that indicate significant preliminary efficacy and safety of a drug candidate against the severe pink eye disease caused by adenoviruses called epidemic kerato-conjunctivitis (EKC). We have expanded the indication to include HSV, another cause of viral eye diseases. We designed new broad-spectrum ligands expected to be active against all HSV types and strains, as well as retaining the previously observed activity features against adenoviruses and created new nanoviricide drug candidates. We have already tested these against HSV in cell cultures. Animal model studies against Herpes Keratitis are anticipated after we improve the anti-HSV activity of the drug candidates.

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

The Company thus has a strong and growing drug pipeline to take us several years into the future. The Company already has technologies in development that promise to yield even better drugs against various diseases as the drugs we are developing now approach their product end of lifecycle. In particular, we are working on longer term research projects for the purpose of eliminating persistent viruses, thus providing true cures for many intractable diseases such as HIV/AIDS, Herpes, Shingles, Epstein-Barr Virus, among others.

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

Manufacturing of Drugs

The Company intends to manufacture Dermal Topical anti-HSV-1, anti-HSV-2, and anti-VZV drug candidates and drugs, as well as anti-HSV Eye Drops/Gels, Injectable and Oral FluCide, HIVCide, DengueCide, RabiCide as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned by the Company. Our cGMP-capable manufacturing facility in Shelton, CT has sufficient capacity for supply of the pre-clinical and clinical batches needed for all of our drug candidates as and when they are anticipated to be needed. The Company may go to a cGMP third party provider for the final fill-and-finish of the clinical drug products.

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

There are several drugs in the market that effectively control HSV cold sores and genital herpes lesions in most patients. These include the nucleoside analogues idoxuridine, vidarabine, acyclovir, famciclovir, ganciclovir, and derivatives. However, their efficacy is limited or toxicities are high. Brincidofovir, based on the toxic drug cidofovir, is in development by Chimerix, but certain clinical trials involving brincidofovir have failed to meet the desired end points. Foscarnet is also used for VZV and ARN, but its toxicity is high. FV-100 is in clinical development against VZV, but it had previously failed in certain clinical studies.

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

Time Schedules, Milestones and Development Costs

In the event that funding can be achieved, we shall endeavor to achieve completion of the following events within the next twelve months:

The status of each of our major research and development projects is as shown in Table 4. Viral ARN, being a new program, is not described in this table.

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

FluCide is assigned a low priority given the clinical pathway timeline and financing and other resources required.

Anticipated completion date	This project has priority level C, behind the Topical HerpeCide projects.

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

Given the low priority, the timeline to revenue for this program is not known at present.

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

Oral FluCide is assigned a low priority level “C”, due to the clinical pathway timeline, and financing and other resources required.

Anticipated completion date	Preclinical stage is expected to be completed in 9-24 months after filing an IND application for our Injectable FluCide drug candidate, based on our current prioritization, and is dependent on external contractor dependencies. The Company anticipates filing an IND application after completion of the preclinical IND-enabling studies. Phase I drug testing to begin after the IND filing, and requires availability of cGMP-like manufactured product. The cGMP production capability is expected to be achieved in 9 to 12 months following cGMP production of the injectable FluCide drug candidate.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable. The volume of demand at market introduction would be too large to be manufactured in our current facilities. However, we believe as we advance the Injectable FluCide into human clinical trials, we will be able to resolve the large scale manufacturing issues. We intend to license large-scale manufacture to a commercialization partner.

Timing of commencement of expected material net cash inflows	Due to several uncertainties and external dependencies in this project, initial revenues commencement date cannot be projected reliably at present. The potential market for oral FluCide may be in the range of $1B to $10B, depending upon market penetration. However, the large market will also require a larger manufacturing facility. We believe that a successful Phase IIa human clinical study should enable the capital formation required for building a larger scale manufacturing facility. Given the low priority, the timeline to revenue for this program is not known at present.

Project 3	Nanoviricide Eye Drops for all Viral Infections of the External Eye

Current status	We have developed new, broad-spectrum. ligands that should be capable of enabling nanoviricide binding to herpes simplex viruses, while retaining the features that were previously successful against adenoviral EKC in clinical studies. The resulting nanoviricides have been tested against HSV-1 in cell cultures against two different strains of HSV-1, and a lead drug candidate has been identified. We are developing nanoviricide eye drop solution that should be capable of resolving the broad range of viruses that can cause infections of the external eye resulting in conjunctivitis or keratitis. The majority of these viruses are adenoviruses or HSV. We have recently found excellent effectiveness of our anti-herpes nanoviricide drug candidates against HSV-1. We believe that the same drug candidate should work well in the external eye application when formulated appropriately.

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

Anticipated completion date

Pre-clinical stage workload is estimated at 18-24 months. We have established collaborations with CORL at the University of Wisconsin, and the Campbell Lab at the University of Pittsburgh to enable different animal models with different viruses for ocular nanoviricide efficacy and safety evaluations.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	We believe that our current cGMP-like manufacturing facility has the capacity for the production of clinical quantities as well as for initial market entry for ocular nanoviricide. We may need to engage with a commercialization partner for manufacturing of the marketed drug, when ready.

Timing of commencement of expected material net cash inflows	Much of the drug candidate optimization for this project may be performed in the context of our Topical HerpeCide project, although some special issues related to infection and treatment of the eye and the treatment of adenoviruses will remain and will need to be worked out as part of this project. As an alternative, the Company may advance a separate drug candidate against ocular herpes infections (herpes keratitis, HK), as an outgrowth of the dermal herpecide program. Such a HK-only drug candidate may be expected to go into IND filing stage about 9-12 months after the IND filing of a dermal herpecide provided that the Company has sufficient financing and manpower resources.

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

Nature, timing and estimated costs

This project is at low priority level, and will be re-engaged when appropriate level of financing and other resources can be committed to it. The Company estimates approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently estimated at $7,000,000. We conduct HIVCide development at a slow pace because of the inherent long nature of these studies, and also because we do not have sufficient funds to dedicate to this project.

Anticipated completion date	Not known. This is a low priority level D project.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 5	HerpeCide™ for (i) Oral Cold Sores, “Fever Blisters” and (ii) Genital Herpes or Herpetic Ulcers, (iii) Skin Cream for Shingles and/or PHN (3 Indications)

Current status	HerpeCide is currently in preclinical studies against oral and genital herpes virus infections. A drug candidate for the treatment of shingles caused by VZV is also in pre-clinical studies. These drug candidates are being developed as skin cream or gel formulations. We have recently found excellent effectiveness of our anti-herpes nanoviricide drug candidates against (i) VZV in ex vivo human skin patch studies, and against (ii) HSV-1 in animal studies using a highly aggressive, neurotropic, strain, namely H129c. We have accelerated the Topical HerpeCide program with the goal of developing IND candidates for several herpes virus disease indications.

Nature, timing and estimated costs	This program is at the top priority level of “A”. The Company has budgeted approximately $2,000,000 for the material development, production and testing of this drug. These costs will be paid from our available cash balances. The Company has sufficient cash in hand to cover the costs associated with the aforesaid studies.

Anticipated completion date	The remaining IND-enabling studies workload is expected to be about 6-12 months, depending upon potential risks in achieving cGMP-like production, assuming we continue to achieve reproducible successes in efficacy and safety evaluations. We have engaged with TransPharm preclinical services to perform animal efficacy studies using the animal model of Professor Ken Rosenthal, as well as with the CORL at U Wisconsin, for similar dermal (and ocular) small animal model evaluations. We have engaged with Professor Moffat’s Lab at SUNY Upstate Medical Center to perform ex vivo human skin patch and if possible in vivo (specially derived animal models, if necessary), evaluations of the anti-VZV drug candidates. The Moffat model, being of human tissue origin, provides substantial confidence that success in this model may be able to translate to success in human clinical trials. Nevertheless, there are significant differences in this model and the clinical disease as well as drug application. We plan on entering additional collaborations with appropriate parties for the different indications as opportunities arise.

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

Timing of commencement of expected material net cash inflows	The market size for an effective topical shingles cream could be about $1B, and for topical herpecide cream or gel is estimated to be around $1-10B. The timing of revenues cannot be predicted at this time.

Project 6	DengueCide™, a nanoviricide against all Dengue viruses

Current status	Anti-dengue nanoviricide drug candidates are currently in preclinical studies. These candidates are being designed to mimic the human cell binding sites common to all types of dengue viruses. The best nanoviricide resulted in a 50% survival of mice in a uniformly lethal animal protocol simulating the ADE effect. This drug candidate has been designated an Orphan Drug for Dengue by the US FDA. This orphan drug designation carries with it several economic benefits that accrue mostly upon drug approval.

Nature, timing and estimated costs	This project is currently on hold. The Company will need approximately $1,000,000 for the material development, production and testing of this drug, when re-engaged. These costs will be paid from our available cash balances. Should management determine the results to be satisfactory, we will need to obtain additional financing to perform material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, which we have presently budgeted at $2,000,000. This is low priority project, level “D”.

Anticipated completion date	Not known.

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely	The outcome of clinical testing cannot be known at this time, and this poses substantial risk and uncertainty as to whether or when if ever, this drug will become marketable.

Timing of commencement of expected material net cash inflows	It is not known or estimable when net cash inflows from this project will commence if ever, due to the uncertainties associated with the completion of the product, regulatory submissions, approvals and market purchases of this product.

Project 7	EbolaCide™: Anti-Ebola nanoviricide

Current status	We have suspended this program. We had restarted it due to the worldwide emergency and severe threat posed by the ebola pandemic of 2014 that appeared to be expanding out of control. This program can be restarted if non-dilutive funding becomes available. All of the previously funded projects that had developed viable drug candidates with pre-clinical successes have failed in the field in the ebola epidemic. This is primarily because of the highly specific nature of the drugs such as antibodies (zMAPP), siRNA (Tekmira), and oligonucleotides (Sarepta). Favipravir (Takeda), as well as brincidofovir (Chimerix) had very limited efficacy in pre-clinical studies. In addition, Sarepta and BioCryst did not advance their anti-Ebola drug candidates into efficacy clinical trials. Thus, anti-ebola drug is still an unmet medical need.

Nature, timing and estimated costs	The Company has budgeted and spent approximately $300,000 for the internal material development, production and testing of this drug in FY2015. These costs are being paid from our available cash balances.

Anticipated completion date	We do not have a completion date. This is now a background project.

Timing of commencement of expected material net cash inflows	We cannot project the timing of revenues, if any, from this project. We will continue to seek funding from non-dilutive sources for this project.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application (IND) late in calendar year 2018 at best, and we believe we have the funding needed for the same. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We have experienced unanticipated delays in construction, post-construction modifications, and equipment set-up at our new Shelton facility that cumulatively effectively delayed our work-plan towards IND filing of our first drug candidate by more than 24 months. We are now experiencing extreme staffing constraints as well as financing constraints that have already caused delays of more than 12 months and may continue to cause further delays in our estimated timelines, unless we are successful at raising additional funds and at attracting and retaining highly skilled employees with specific skill-sets.

Enabling the cGMP facility has been the major issue for us in the past in our progress towards regulatory filings. We believe that this issue should be resolved in the ensuing fiscal year, with a kg-scale pilot “cGMP-like” facility coming on line. A non-GMP 200g scale production setup is being worked on at present. This Production Scale-up Lab is now being scaled up for production of ~500g batches of our anti-VZV drug candidates. A ~500g scale is sufficient for all of our anti-herpes drug candidates, and the eye nanoviricide drug candidate for Safety/Tox Package studies as well as for Phase I and Phase IIa human clinical trials, as per our current estimates.

During the scale up and optimization of our production level operations, we continue to work on a number of different polymer backbones (“nanomicelles”) and several antiviral ligands in order to make sure that different formulation and pharmacokinetic-pharmacodynamic (PK-PD) needs can be met during the PK-PD programs for our various drug candidates. While this loads up our initial activities, it is expected to de-risk the further drug development towards IND or regulatory filings by making available backup drug candidates with different PK-PD profiles. In FY 2016, we have been able to identify a minimal set of 2-3 polymer backbones and 2 ligands for developing a clinical drug candidate. Thus, drug space exploration activities are now drawing to completion for the anti-VZV drug candidate.

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

We believe that we have sufficient funding for taking at least one of our drug candidates into IND, but we do not believe we have sufficient funding for performing human clinical trials at present. Management intends to use equity-based and debt financing, as required, to fund the Company’s operations and to raise additional capital for conducting human clinical trials as we advance our pipeline towards IND stage. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional financial resources necessary to fund its anticipated obligations beyond the next twenty-four months.

The Company is considered to be a development stage company and will continue in the development stage until generating revenues from the sales of its products or services.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2017, 2016 and 2015.

Comparison of the Year End June 30, 2017 to the Year Ended June 30, 2016

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2017 increased $502,738 to $5,531,708 from $5,028,970 for the year ended June 30, 2016. This year to year increase is generally attributable to an increase in lab supplies and chemicals and an increase in stock compensation to research scientists including Dr. Anil Diwan.

General and administrative expenses increased $ 238,485 to $ 4,069,016 for the year ended June 30, 2017 from $3,830,531 for the year ended June 30, 2016. The increase in general and administrative expenses is generally attributable to an increase in stock compensation paid to employees other than research scientists, and an increase in legal, professional and consultant costs.

Other Income (Expenses) - Interest income was $60,955 and $62,638 for the years ended June 30, 2017, and 2016, respectively. Interest income included interest on cash or cash equivalent deposits in interest-bearing account. Interest income decreased due to a decrease in deposits. The Company has incurred interest expense of $780,767 and $1,042,470 for the years ended June 30, 2017 and June 30, 2016, respectively. The decrease was due to the redemption of the Series B Debentures at maturity. The Company amortizes the discount on its Series B and Series C Debentures, which were calculated at issuance. The Company recognized an amortization of bond discount expense of $1,347,748 and $1,427,218 for the years ended June 30, 2017 and 2016, respectively.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2017, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $40,393,660. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2017, the Company had a net loss of $10,304,490, or a basic loss per share of $0.17 and fully diluted loss per share of $0.17 compared to a net loss of $10,724,629, or a basic loss per share of $0.19 and a fully diluted loss per share of $0.19 for the year ended June 30, 2016. The decrease in the Company’s net loss from the year ended June 30, 2017 to the year ended June 30, 2016 of $420,139 is generally attributable to the larger gain resulting from the change in fair value of derivatives, and decreases in interest expenses.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $15,099,461 and $24,162,185 at June 30, 2017 and 2016, respectively. On the same dates, current liabilities outstanding totaled $4,665,518 and $6,744,014, respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $75,128,691 and $64,824,201 at June 30, 2017 and 2016, respectively.

The Company estimates that it can support current budgeted operations through September 2018.

While our cash and cash equivalent balance is sufficient for us to continue our operations through September 2018, it is insufficient to fully execute the Company’s business plan. If the Company is unable to obtain debt or equity financing to meet its cash needs it may have to severely limit its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, and/or research and development projects.

Comparison of the Year End June 30, 2016 to the Year Ended June 30, 2015

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2016 increased $1,368,648 to $5,028,970 from $3,660,322 for the year ended June 30, 2015. This year to year increase is generally attributable to the increase in the number of employees and salaries, an increase in lab supplies and chemicals and an increase in stock compensation to research scientists.

General and administrative expenses increased $ 427,753 to $ 3,830,531 for the year ended June 30, 2016, from $3,402,778 for the year ended June 30, 2015. The increase in general and administrative expenses is generally attributable to an increase in stock compensation paid to employees and an increase in employment.

Other Income (Expenses) - Interest income was $62,638 and $160,859 for the years ended June 30, 2016, and 2015, respectively. Interest income included interest on cash or cash equivalent deposits in interest-bearing account. Interest income decreased due to decrease in interest rates. The Company has incurred interest expense of $1,042,470 and $2,649,592 for the years ended June 30, 2016 and June 30, 2015 respectively. The Company amortizes the discount on its Series B and Series C Debentures, which were calculated at issuance. The Company recognized an amortization of bond discount expense of $1,427,218 and $1,175,344 for the years ended June 30, 2016 and 2015, respectively.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2016, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $34,326,764. This amount has been offset by a full valuation allowance.

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

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $24,162,185 at June 30, 2016. On the same date, current liabilities outstanding totaled $6,744,014.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $64,824,201 at June 30, 2016.

Current Financial Status

NanoViricides technology is now maturing rapidly toward clinical drug trials, with the new facility, expanded staff, and the financial strength that we have attained since uplisting to NYSE-MKT in September 2013.

As of June 30, 2017, the end of the reporting period, we have $15,099,461 in cash and cash equivalents, pre-paid expenses of $190,166 and $11,271,060 of property and equipment net of accumulated depreciation. Our short-term liabilities were at $4,665,518 and long term liabilities were $2,015,354. Stockholders’ equity stood at $20,321,942. In comparison, as of June 30, 2016, we had $24,162,185 in cash and cash equivalents, and additional assets of $219,458 in the form of prepaid expenses. Property and equipment was $11,760,767 (net of accumulated depreciation), and long term liabilities were $6,841,190 with Stockholders’ Equity at $23,048,214.

During the reporting period we spent approximately $7.9 million in cash toward operating activities and approximately $165 thousand in capital investment. In contrast, we spent approximately $6.8 million in cash toward operating activities and approximately $476 thousand in capital investment in the year ended June 30, 2016. We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last more than one year. In addition, in order to conserve cash expenditures, we also pay compensation in stock and stock instruments to various parties.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $75,128,691 at June 30, 2017. For the year ended June 30, 2017, the Company had a net loss of $10,304,490. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Table 3: R&D Cost Allocations
	Year Ended June 30, 2017	Year Ended June 30, 2016	Year Ended June 30, 2015
All Influenzas: FluCide™	$400,000	$670,000	$1,629,000
EKC-Cide™, other Eye Viral Infections	540,000	1,670,000	100,000
HIV-Cide™	100,000	100,000	100,000
Herpes infections	3,602,008	1,600,000	670,000
Dengue	50,000	100,000	100,000
Other (Ebola, and other projects)	50,000	300,000	300,000
Unallocated stock compensation	789,700	588,970	761,322
Total Research and development	$5,531,708	$5,028,970	$3,660,322

The Company has ended the year on a reasonable financial footing by controlling costs and expenditures. We project, based on various estimates that we have obtained, that our current available financing is sufficient for accomplishing the goal of filing one IND or equivalent regulatory applications. We will need additional financing to execute on our business plan and to engage into human clinical trials of our drug candidates. Two of our drug programs, namely our Shingles Skin Cream, and our HerpeCide skin cream for herpes labialis, are in IND-enabling studies. At present, we are working on the scale up of manufacturing of these drug candidates in a manner that will be compliant with US FDA cGMP and corresponding ICH guidelines. Once we have appropriate amount of material made in a single batch, we intend to commission small animal non-GLP safety/toxicology studies, to obtain sufficient information to request a pre-IND meeting with the USFDA. A pre-IND meeting will help us determine the level of detail needed in the cGLP Safety/Toxicology study required for the IND application, and also to refine our human clinical trials design. We anticipate that these drug candidates will move forward into IND or equivalent regulatory filings, and ensuing human clinical trials. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates, including two more drug candidates in the HerpeCide program, and the two drug candidates in the FluCide program, will also move forward into IND-enabling studies. We are thus poised for strong growth with a number of drug candidates in a number of disease indications.

Anticipated Budgets and Expenditures in the Near Future

Financings

The Company has performed no equity based raises or debentures or loans in the reported time period. The Company had no revenues in the reported time period. Thus the Company’s operating expenditures were supported from cash in hand and using stock-based compensation where appropriate.

Requirement for Additional Capital

As of June 30, 2017, we have a cash and cash equivalent balance of $15,099,461 that is expected to be sufficient to fund our currently budgeted operations for approximately one year.

The Company believes that given its rate of expenditures, and based on its budget projections, the current cash in hand is sufficient to last for more than one year, and the Company estimates that it should be able to advance at least one of its drug candidates into IND stage with the available cash. The Company estimates that it will need additional funding to continue further development of its drug candidates through human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding, such as Big pharma.

We believe we currently have sufficient funds on hand to take at least one drug candidate into IND stage. We believe we will be pursuing the Skin Cream for Shingles as our first candidate for an IND or equivalent regulatory submission and for initiating human clinical trials.

Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $8M for the next 12 months, of which approximately $6M is expected to go towards research and development for our drug candidates, including IND-enabling studies of one of our lead drug candidates, namely Skin Cream for Topical Treatment of Shingles, and approximately $2M is budgeted for general and administrative expenses.

Thereafter, we estimate that after current budgetary one year period ending September 30, 2018, we may need approximately an additional $10M to $20M over the following two years for human clinical development of the Skin Cream for Topical Treatment of Shingles, and over the subsequent 36-48 months, we may need approximately an additional $40M to $60M for moving additional drug candidates (namely, three other candidates in the HerpeCide program, nanoviricide antiviral eye drops, Injectable FluCide, oral FluCide and DengueCide drug candidates) towards IND filings and into initial human clinical trials, as well as to continue advancing our drug candidates through the different stages of human clinical trials. The additional funds will also be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, and for additional capital and operational expenditures required to file the corresponding IND applications. Further, we anticipate incurring additional capital costs over this period for further improvements at our 1 Controls Drive, Shelton, Ct. facility, to support an initial new drug application filing with the FDA in accordance with our business plans.

These anticipated additional expenses for the two year period commencing October 1, 2018 can be summarized as follows:

1. Planned Research and Development Costs of $8,000,000: Planned costs for in-vivo and in-vitro studies for the four indications in HerpeCide program, two indications in FluCide program, Eye Nanoviricide, DengueCide, and HIVCide, and Other programs (see Table 2).

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

4. Clinical Trial Manufactured Batch of Drug Product approximately $1,000,000 for Phase I and approximately $2,000,000 for Phase IIa for the first HerpeCide program drug candidate.

5. Clinical Trials Costs budgeted at $5,000,000 for the Skin Cream for Shingles and an additional $5,000,000 costs for clinical trials that are expected to extend beyond the 24-month timeframe, as follows:

5a. If and when we initiate human clinical trials for a Topical HerpeCide, we anticipate approximately $1 million total costs for the Phase I clinical trials, and approximately $2 million for the Phase II (study in recruited patients presenting with disease) clinical trials. In a subsequent year, if Phase I and Phase II are successful, we anticipate approximately $10 million for Phase III human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that Topical HerpeCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

5b. If and when we initiate human clinical trials for Injectable FluCide, we anticipate approximately $2 million total costs for the Phase I clinical trials, and approximately $5 million for the Phase IIa (virus challenge human efficacy study) clinical trials. In a subsequent year, if Phase I and Phase IIa are successful, we anticipate approximately $10 million for Phase IIb human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that FluCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

We therefore believe that we have sufficient funds in hand to take one of the four Topical HerpeCide drug candidates into an IND application stage. We will need to raise additional financings to support the ensuing human clinical trials.

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

We believe that the coming year’s work-plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates. We believe these data will then enable us to file an Investigational New Drug application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual and interim periods beginning December 15, 2018, and early adoption is permitted, including adoption in an interim. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted.  Management has adopted ASU 2014-15 as of and for the year ended June 30, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates on foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitation of controls systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of June 30, 2017, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by our Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2017, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	58	President; Chairman of the Board
Eugene Seymour, MD, MPH	76	Chief Executive Officer; Director
Stanley Glick, CPA	80	Director, Independent
Mukund S. Kulkarni, MD	69	Director, Independent
Milton Boniuk, MD	84	Director, Independent
Meeta Vyas	58	Chief Financial Officer

The Company’s executive officers and directors are elected biannually and serve until their term expires.

Eugene Seymour, MD, MPH, age 76, has been Chief Executive Officer (CEO) and a director of the Company since consummation of the merger on June 1, 2005. From 1996 until May 2005, Dr. Seymour formed a non-profit foundation that funded both testing and training programs for health workers in Asia and Africa. He was a consultant to the UN Global Program on AIDS and was sent to several countries, (Lithuania, Latvia, Estonia and Russia) to interact with local physicians and assist them in setting up testing programs. Dr. Seymour obtained a Master’s degree in the Epidemiology of Infectious Diseases at UCLA in addition to his medical degree. He began clinical practice in Internal Medicine and joined the UCLA Medical School faculty. He left UCLA after two years and joined the USC faculty as Associate Professor. Dr. Seymour served in the Medical Corps of US Army Reserve during the Vietnam era and attained the rank of Major. In 1986, he was requested by the US government to establish a testing laboratory and run a large-scale surveillance program for HIV prevalence in the Hispanic population in Los Angeles. His laboratory ended up testing over 50,000 people. In 1989, he founded StatSure Diagnostic Systems, Inc. (SDS) (formerly Saliva Diagnostic Systems, Inc.), raised capital and developed the rapid HIV antibody blood test (Hema-Strip). He took the company public in 1993 as CEO and President. He left SDS in 1996. Dr. Seymour holds 8 issued patents, and is married with three children, two of whom are physicians. The Company concluded Dr. Seymour’s extensive experience in treating infectious disease and viruses, plus his public company experience, make him an ideal candidate to serve in these capacities.

Anil Diwan, PhD, age 58, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Anil has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and has made intellectual property depositions of several additional patentable discoveries with the patent attorney. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Stanley Glick, CPA, age 80, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2012. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “audit committee Financial Expert. The Company has expanded and enhanced its Board of Directors by the appointment of Stanley Glick CPA, as an independent director. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

Mukund S. Kulkarni, MBA, PhD, age 69, has been a Chancellor of Penn State Harrisburg since 2010 where Dr. Kulkarni joined in 1985 as a Professor of Finance in the School of Business Administration. Prior to becoming chancellor, he was senior associate dean for academic affairs from 2006-2010. Prior thereto and from 1996, he served as the director of the School of Business Administration. In addition to his administrative appointment, Dr. Kulkarni holds the rank of professor of finance. Dr. Kulkarni earned his bachelor’s degree from Shivaji University located in Kolhapur, India and master’s degrees from University of Pune located in Pune, India, and an M.B.A. from Marshall University. He also earned a Doctorate in Economics from the University of Kentucky. Dr. Kulkarni is widely published in academic journals and has presented papers at several scholarly conferences. Dr. Kulkarni is an invited lecturer and consultant to several academic institutions in the U.S. and abroad, in addition to state government and nonprofit organizations. Dr. Kulkarni is widely engaged in social and civic activities in and around the Harrisburg region. He is member of several boards of civic and nonprofit organizations including the Harrisburg Regional Chamber of Commerce, United Way of the Capital Region, Modern Transit Partnership, and Asian Indian Americans of Central Pennsylvania, among others. He has delivered lectures and provided consultations to other business schools, government agencies, and non-profit organizations, and he has valuable corporate experience in the commercial banking industry. As a result of his valuable experience in the commercial banking industry and his vast academic background in economics and finance, the Company concluded Dr. Kulkarni was qualified to serve as a member of its Board of Directors.

Milton Boniuk, MD, age 84, is an astute and highly successful businessman and entrepreneur, in addition to being an accomplished eye surgeon, educator, and administrator. Dr. Boniuk is a renowned eye surgeon in private practice who specializes in Ocular Oncology and Oculoplastics. He is also the Caroline F. Elles Chair of Ophthalmology at the Alkek Eye Center at the Baylor College of Medicine. Dr. Boniuk has been a long-term investor and strong supporter of NanoViricides, Inc. Dr. Boniuk is also well known for his philanthropic endeavors. Most recently, he gave $28.5M to Rice University to establish The Boniuk Institute for the Study and Advancement of Religious Tolerance, following up on a previous $5M gift for this cause. Dr. Boniuk earned his MD at the Dalhousie University, Halifax, Nova Scotia, Canada, followed by an internship at the Victoria General Hospital, Halifax, Nova Scotia, Canada, and Residency at the Center for Ophthalmology, Jefferson Medical College - Wills Eye Hospital, Philadelphia, PA. In addition, he served a Fellowship in Ophthalmic Pathology at the world-renowned Armed Forces Institute of Pathology, Washington, D.C. Dr. Boniuk has made significant contributions in cataract surgery, glaucoma, corneal dystrophies, retinal diseases and surgery. He is a nationally and internationally recognized expert in the pathology and surgical management of orbital and intra-ocular tumors. His description of the ocular pathology of the congenital rubella syndrome in 1967 was a landmark publication. Of note, Dr. Boniuk has made substantial medical contributions in areas that are of great significance to the Company, such as ocular adenoviral infections, that cause epidemic kerato-conjunctivitis (EKC). The Company has developed a drug candidate for EKC infection that was successfully tested in rabbits. These animals serve as a surrogate for the viral disease in human eyes. We concluded Dr. Boniuk’s experience plus business acumen render him qualified to serve as a member of its Board of Directors.

Meeta Vyas, SB, MBA, age 58, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 Billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training rendered her qualified to serve as the Company’s Chief Financial Officer. We concluded Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer.

AUDIT COMMITTEE

In June 2012, Stanley Glick, CPA was elected, as an independent member, to the Company’s Board of Directors and the Chair of the Company’s Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Glick meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235. In addition, in June 2013, Milton Boniuk and Mukund S. Kulkarni were appointed as independent directors and members of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2017, 2016 and 2015:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)

Eugene Seymour,	2017	$372,917	$75,000	$297,266	—	$—	$745,183
CEO, Director	2016	$345,833	$75,000	$309,344	—	$—	$655,177
	2015	$300,000	$—	$267,859	—	$—	$567,859

Anil Diwan	2017	$372,917	$75,000	$810,250		$—	$1,258,167
President, Director	2016	$345,833	$75,000	$309,344		$—	$655,177
	2015	$300,000	$—	$267,859		$—	$567,859

Meeta Vyas	2017	$129,600	$—	$98,964	—	$—	$228,564
CFO	2016	$129,600	$—	$123,656	—	$—	$253,256
	2015	$118,800	$—	$222,980	—	$—	$341,780

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2017.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Eugene Seymour, CEO and Director	-	-	$-	-	—	—	—	—

Anil Diwan, President and Director	-	-	$-	-	—	—	—	—

Milton Boniuk, MD	-	-	$-	-	—	—	—	—

Mukund Kulkarni	-	-	$-	-	—	—	—	—

Stanley Glick	-	-	$-	-	—	—	—	—

Meeta Vyas	-	-	$-	-	—	—	—	—

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2017,under the Company’s employment agreements, the Company issued 257,650 shares of the Company’s Series A Preferred Stock and 71,430 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal that may not be realized.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
TheraCour Pharma, Inc.(2) 135 Wood Street West Haven, CT 06516	9,619,170	15.19%

Anil Diwan (2) (3) 135 Wood Street West Haven, CT 06516	2,005,367	3.17%

Eugene Seymour (4) 135 Wood Street West Haven, Connecticut 06516	1,083,813	1.71%

Milton Boniuk (5) 135 Wood Street West Haven, CT 06516	2,728,932	4.31%

Mukund Kulkarni 135 Wood Street West Haven, CT 06516	150,662	0.24%

Stanley Glick 135 Wood Street West Haven, CT 06516	34,283	0.05%

Meeta Vyas (6) 135 Wood Street West Haven, CT 06516	147,021	0.23%

All Directors and Executive Officers as a Group (7 persons)	15,769,248	24.91%

(1)            For each shareholder, the calculation of percentage of beneficial ownership is based upon 63,306,774 shares of Common Stock outstanding as of September 15, 2017, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 70% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc. Does not include 2,000,000 shares of the Company’s Series A Preferred Stock (the “Series A”), held by TheraCour Pharma, Inc. which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company.

(3)            Anil Diwan, President and Chairman of the Board of Directors.  Does not include 16,531,429 shares owned by TheraCour Pharma, Inc. after calculating the Series A Convertible Preferred Stock (the “Series A Preferred Stock”), over which Dr. Diwan holds voting and dispositive power. Does not include 996,429 shares of Series A Preferred Stock which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company.

(4)            Eugene Seymour, Chief Executive Officer and Director. 1,083,813 shares of NanoViricides common stock are held by Dr. Seymour. Does not include 653,571 shares of the Company’s Series A Preferred Stock (the “Series A”) which votes at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company or upon achieving certain trading prices of the Common Stock.

(5)            Milton Boniuk, Independent Member of the Board of Directors. Includes 166,286 shares of common stock owned by the reporting person, 657,142 shares of common stock owned by the reporting person and his wife Laurie Boniuk, warrants to purchase 542,856 shares of common stock, held by the reporting person and his wife, and 1,362,648 shares of common stock owned by Milton Boniuk IRA. Does not include 2,776,793 shares of common stock and warrants to purchase 257,143 shares of common stock currently exercisable held by Boniuk Interests Ltd. Does not include 952,381 shares of common stock issuable upon conversion of a 10% Coupon Series C Convertible Debenture or 187,000 shares of Series A Preferred Stock held by Milton Boniuk IRA, which are not readily convertible. Dr. Boniuk holds voting and dispositive power over Boniuk Interests Ltd. On February 3, 2017, Dr. Boniuk filed a Form 4 which indicated that Dr. Boniuk no longer holds voting and dispositive power over the shares of common stock owned by the Boniuk Charitable Foundation.

(6)            Includes 26,001 shares held by Connect Capital LLC, over which Ms. Vyas holds voting and dispositive power. Does not include 126,027 shares of Series A Preferred Stock.

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation is $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest equally over the three years of the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Diwan. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. For the years ended June 30, 2017 and 2016, the Company paid bonuses of $75,000 and $75,000, respectively.

The Company and Dr. Seymour, the Company’s Chief Executive Officer and Director, entered into an employment agreement effective July 1, 2015, for a term of three years. Dr. Seymour’s compensation is $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest equally over the three years of the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Seymour. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. For the years ended June 30, 2017 and 2016, the Company paid bonuses of $75,000 and $75,000, respectively.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock upon entering into the agreement, and issued an additional 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement. The shares of Series A Preferred Stock were issued in recognition of Dr. Tatake’s work towards the achievement of several patents by the Company. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements. For the years ending June 30, 2017, 2016 and 2015, compensation under the agreement was $168,300, $168,300 and $168,300, respectively.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock upon entering into the agreement, and issued an additional 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements. For the years ending June 30, 2017, 2016 and 2015 compensation under the agreement was $168,300, $168,300 and $168,300, respectively.

On May 30, 2013, the Company entered into an Employment Agreement with Meeta Vyas to serve as its Chief Financial Officer.  The employment agreement provided for a term of three years with a base salary of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her compensation was increased to $10,800 per month. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and employment agreements. For the years ending June 30, 2017, 2016 and 2015 compensation under the agreement was $129,600, $129,600 and $118,800, respectively.

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

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted 2,858 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2017, the SAB was granted a total of 57,160 stock warrants. For the years ended June 30, 2016 and 2015 the SAB was granted a total of 68,592 stock warrants each year The warrants are exercisable into common shares at prices from $1.40 to $2.04 per share, $1.44 to $2.18 per share and $2.00 to $5.02 per share respectively.

EMPLOYEES AND SERVICE PROVIDERS

The Company has seven full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. TheraCour currently has a staff of about twenty, most of who are scientists with PhD or advanced degrees and experience. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. Some of the Company’s R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

On February 1, 2013, Dr. Boniuk and entities over which Dr. Boniuk had voting and dispositive power subscribed for $4,000,000 of the Company’s Unsecured 8% Coupon Series B Convertible Debentures. On September 10, 2013, Dr. Boniuk and entities affiliated to him at the time subscribed to $3,000,000 of the Company’s units issued in a registered direct offering. On July 2, 2014 the Company accepted a subscription from Dr. Boniuk to invest $5,000,000 in the Company’s Series C Convertible Debenture.

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

Development costs charged by and paid to TheraCour Pharma, Inc. were $3,368,919, $3,731,498 and $2,403,126, for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. No royalties are due or have been paid from inception through June 30, 2017.

As of June 30, 2017, TheraCour owns 9,619,170 shares of the Company’s outstanding common stock and 2,000,000 shares of Series A Preferred. Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour and owns approximately 70% of the outstanding capital stock of TheraCour.

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

June 30, 2017	$219,477	EisnerAmper LLP
June 30, 2016	$159,000	EisnerAmper LLP.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

June 30, 2017	$0	EisnerAmper LLP
June 30, 2016	$0	EisnerAmper LLP

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2017	$0	EisnerAmper LLP
June 30, 2016	$0	EisnerAmper LLP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2017	$0	EisnerAmper LLP
June 30, 2016	$0	EisnerAmper LLP

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, of the Registrant (1)
3.2	By-laws of the Registrant

4.1	Specimen Stock Certificate of the Registrant
4.2	Series A Convertible Debenture
4.3	Form of Warrant
4.4	Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock
4.5	Amended and Restated Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock
4.6	Amendment to Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock
4.7	Amendment to Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock
10.1	Share Exchange Agreement between NanoViricide, Inc. and the Registrant (2)
10.2	Employment Agreement Eugene Seymour (3)
10.3	Employment agreement Anil Diwan (3)
10.4	Employment agreement Leo Ehrlich
10.5	Form of Scientific Advisory Board Agreement
10.6	Amended License Agreement with TheraCour Pharma, Inc.
10.7	Lease with landlord
10.8	Form of First Subscription Agreement
10.9	Form of Second Subscription Agreement
10.10	Code of Ethics
10.11	Amended Agreement #2 with TheraCour Pharma, Inc.
10.12	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005
10.13	Securities Purchase Agreement dated May 11, 2010 by and between NanoViricides, Inc. and Seaside 88, LP.
10.14	Letter Agreement and Amendment with respect to Follow-On Offering pursuant to that certain Securities Purchase Agreement, dated as of May 11, 2010, by and between NanoViricides, Inc. and Seaside 88, LP
10.15	Securities Purchase Agreement dated April 18, 2011 by and between NanoViricides, Inc. and Seaside 88, LP.
10.16	Securities Purchase Agreement dated November 1, 2011 by and between NanoViricides, Inc. and Seaside 88, LP.
10.17	Securities Purchase Agreement dated June 26, 2012 by and between NanoViricides, Inc. and Seaside 88, LP.
10.18	Securities Purchase Agreement dated September 9, 2013 by and between NanoViricides, Inc. and certain purchasers
10.19	Form of Common Stock Purchase Warrant
10.20	Securities Purchase Agreement dated January 21, 2014 by and between NanoViricides, Inc. and certain purchasers
10.21	Form of Common Stock Purchase Warrant
10.22	Agreement of Purchase and Sale between NanoViricides, Inc. and Inno-Haven, LLC
10.23	Conversion and Settlement Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Revised Information Statement filed with the Commission on April 23, 2009 and Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 3, 2013.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10-SB, filed with the Securities Commission on November 14, 2006, as amended.

(3)	Incorporated by reference to the Company’s registration statement on Form 10-SB, filed with the Securities Commission on November 14, 2006, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2017

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
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 28, 2017	/s/ Eugene Seymour, MD
Name: Eugene Seymour, MD
Title: Chief Executive Officer and Director
(Principal Executive Officer)

September 28, 2017	/s/ Anil Diwan
Name: Anil Diwan
Title: President and Chairman of the Board of Directors

September 28, 2017	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer (Principal Accounting Officer)

September 28, 2017	/s/ Milton Boniuk
Name: Milton Boniuk
Title: Director

September 28, 2017	/s/ Mukund Kulkarni
Name: Mukund Kulkarni
Title: Director

September 28, 2017	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2017. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoViricides, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
September 28, 2017

NanoViricides, Inc.

Balance Sheets

	June 30, 2017	June 30, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,099,461	$24,162,185
Prepaid expenses	190,166	219,458
Total Current Assets	15,289,627	24,381,643

PROPERTY AND EQUIPMENT
Property and equipment	13,776,561	13,611,583
Accumulated depreciation	(2,505,501)	(1,850,816)
Property and equipment, net	11,271,060	11,760,767

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(75,756)	(67,487)
Trademark and patents, net	383,198	391,467

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	55,414	96,026
Other Assets	58,929	99,541
Total Assets	$27,002,814	$36,633,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$135,786	$96,524
Accounts payable – related parties	340,695	767,454
Debentures payable - Series B, net of discount	-	5,474,737
Derivative liability – Series B Debentures	-	203,030
Debentures payable - Series C, net of discount	3,956,153	-
Derivative liability - Series C debentures	32,213	-
Accrued expenses	34,004	35,602
Deferred interest payable - current portion	166,667	166,667
Total Current Liabilities	4,665,518	6,744,014

LONG TERM LIABILITIES:
Debentures payable - Series C, net of discount	-	3,133,668
Derivative liability - Series C debentures	-	343,673
Derivative liability - warrants	2,015,354	3,197,182
Deferred interest payable - long term portion	-	166,667
Total Long Term Liabilities	2,015,354	6,841,190
Total Liabilities	6,680,872	13,585,204

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 4,348,744 and 4,091,094 shares issued and outstanding, at June 30, 2017 and 2016, respectively	4,349	4,091
Common stock, $0.001 par value; 150,000,000 shares authorized, 63,306,774, and 58,179,699 shares issued and outstanding at June 30, 2017 and 2016, respectively	63,305	58,179
Additional paid-in capital	95,382,979	87,810,145
Accumulated deficit	(75,128,691)	(64,824,201)
Total Stockholders' Equity	20,321,942	23,048,214
Total Liabilities and Stockholders' Equity	$27,002,814	$36,633,418

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2017	2016	2015

OPERATING EXPENSES
Research and development	$5,531,708	$5,028,970	$3,660,322
General and administrative	4,069,016	3,830,531	3,402,778

Total operating expenses	9,600,724	8,859,501	7,063,100

LOSS FROM OPERATIONS	(9,600,724)	(8,859,501)	(7,063,100)

OTHER INCOME (EXPENSE):
Interest income	60,955	62,638	160,859
Interest expense on convertible debentures	(780,767)	(1,042,470)	(2,649,592)
Loss on extinguishment of debt	(332,524)	-	-
Discount on convertible debentures	(1,347,748)	(1,427,218)	(1,175,344)
Change in fair value of derivatives	1,696,318	541,922	8,529,005

Other (expense) income, net	(703,766)	(1,865,128)	4,864,928

LOSS BEFORE INCOME TAX PROVISION	(10,304,490)	(10,724,629)	(2,198,172)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(10,304,490)	$(10,724,629)	$(2,198,172)

NET LOSS PER COMMON SHARE
- Basic	$(0.17)	$(0.19)	$(0.04)
- Diluted	$(0.17)	$(0.19)	$(0.09)
Weighted average common shares outstanding
- Basic	60,102,855	57,669,472	56,553,848
- Diluted	60,102,855	57,669,472	59,220,515

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the Period from July 1, 2014 through June 30, 2017

	Series A Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2014	3,193,079	$3,193	54,620,993	$54,621	$75,212,889	$(51,901,400)	$23,369,303

Series A Preferred stock issued with Debenture Series C	187,000	187	-	-	1,152,110	-	1,152,297
Series A Preferred stock issued for employee compensation	200,508	200	-	-	852,560	-	852,760
Common stock issued for consulting and legal services rendered	-	-	35,154	35	109,325	-	109,360
Warrants issued to Scientific Advisory Board			-	-	59,675	-	59,675
Common stock issued for employee compensation	-	-	71,430	71	124,932		125,003
Common stock issued in connection with warrant exercises	-	-	1,926,656	1,927	6,741,370	-	6,743,297
Common stock issued for Series B debenture interest	-	-	571,429	572	1,502,298	-	1,502,870
Series A Preferred stock issued for consulting and legal services rendered	2,858	3	-	-	24,471	-	24,474
Shares issued for Directors fees			16,408	16	44,984	-	45,000
Net loss	-	-	-	-	-	(2,198,172)	(2,198,172)

Balance, June 30, 2015	3,583,445	$3,583	57,242,070	$57,242	$85,824,614	$(54,099,572)	$31,785,867

Warrants issued for Series B debenture interest	-	-	-	-	56,115	-	56,115
Series A Preferred stock issued for employee stock compensation	507,649	508	-	-	881,878	-	882,386
Common stock issued for consulting and legal services rendered	-	-	106,554	106	157,894	-	158,000
Warrants issued to Scientific Advisory Board	-	-	-	-	42,886	-	42,886
Common stock issued for employee compensation	-	-	72,725	72	142,517	-	142,589
Common stock issued upon stock option exercise	-	-	313,155	313	(313)	-	-
Common stock issued for debenture interest	-	-	415,343	416	659,584	-	660,000
Common stock issued for Directors fees	-	-	29,852	30	44,970	-	45,000
Net loss	-	-	-	-	-	(10,724,629)	(10,724,629)

Balance, June 30, 2016	4,091,094	$4,091	58,179,699	$58,179	$87,810,145	$(64,824,201)	$23,048,214

Series A Preferred stock issued for employee stock compensation	257,650	258	-	-	1,271,852	-	1,272,110
Common stock issued for consulting and legal services rendered	-	-	164,465	164	201,149	-	201,313
Warrants issued to Scientific Advisory Board	-	-	-	-	37,948	-	37,948
Common stock issued for employee compensation	-	-	71,430	71	82,074	-	82,145
Common stock issued for Series B debentures	-	-	4,335,386	4,335	5,328,189	-	5,332,524
Common stock issued for debenture interest	-	-	521,861	522	606,656	-	607,178
Common stock issued for Directors fees	-	-	33,933	34	44,966	-	45,000
Net loss	-	-	-	-	-	(10,304,490)	(10,304,490)

Balance, June 30, 2017	4,348,744	$4,349	63,306,774	$63,305	$95,382,979	$(75,128,691)	$20,321,942

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,304,490)	$(10,724,629)	$(2,198,172)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation and for services	1,272,110	882,386	877,234
Common shares issued as compensation and for services	328,458	345,589	279,363
Common shares issued for interest	607,178	660,000	1,502,870
Warrants issued for Series B Interest	-	56,115	-
Warrants granted to Scientific Advisory Board	37,948	42,886	59,675
Depreciation	654,685	651,275	294,217
Amortization	8,269	8,270	8,521
Software disposal	-	26,974	-
Change in fair value of derivative liability	(1,696,318)	(541,922)	(8,529,005)
Amortization of debt discount convertible debentures	1,347,748	1,427,218	1,175,344
Loss on extinguishment of Series B Debenture	332,524	-	-
Changes in operating assets and liabilities:
Prepaid expenses	29,292	(5,033)	(106,336)
Security deposit	-	(3,515)	150,000
Other long term assets	40,612	46,505	(142,531)
Accounts payable	39,262	7,007	(286,930)
Accounts payable - related parties	(426,759)	451,258	266,741
Accrued expenses	(1,598)	7,087	(63,323)
Deferred interest payable	(166,667)	(166,666)	500,000

NET CASH USED IN OPERATING ACTIVITIES	(7,897,746)	(6,829,195)	(6,212,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collateral advance for affiliate	-	-	1,000,000
Purchase of property and equipment	(164,978)	(476,368)	(6,760,109)

NET CASH USED IN INVESTING ACTIVITIES	(164,978)	(476,368)	(5,760,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Series B Debentures payable	(1,000,000)	-	-
Proceeds from exercise of warrants	-	-	6,743,297

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,000,000)	-	6,743,297

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,062,724)	(7,305,563)	(5,229,144)

Cash and cash equivalents at beginning of period	24,162,185	31,467,748	36,696,892

Cash and cash equivalents at end of period	$15,099,461	$24,162,185	$31,467,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$173,589	$1,036,115	$980,000
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common Stock issued for debenture payment	$5,000,000
Common Stock issued upon cashless exercise of stock options	-	$313	$-
Reduction in leasehold improvements and fixtures and accumulated depreciation due to decommissioning of West Haven, CT facilities	-	332,476	-
Series A Preferred stock issued as discount on debentures	-	-	1,152,297
Bifurcation of embedded derivative	-	-	1,879,428
Issuance of Series C Debenture for deposit received	-	-	5,000,000

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2017, 2016 and 2015

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Years Ended
	June 30, 2017	June 30, 2016

Warrants	6,673,860	6,616,700

Total potentially outstanding dilutive common shares	6,673,860	6,616,700

In addition, the Company has issued Convertible Debentures, to investors.

Pursuant to the redemption provisions of the Series C Debentures, the Company, at its sole option, shall have the right, but not the obligation, to repurchase the Debenture at any time prior to the Maturity Date (the “Redemption”). If the Company intends to repurchase the Debenture, and if the closing bid price of the common stock is greater than $5.25 on the Redemption Date, unless the Holder, on or prior to the Redemption Date, elects to receive the “Redemption Payment”, as that term is defined herein, the Company shall pay to the Holder: (i) 952,381 shares of common stock in consideration of the exchange of the principal amount of the Debenture; and (ii) any and all accrued coupon interest. If on or prior to the Redemption Date, the Holder elects to receive the Redemption Payment, or the closing bid price of the common stock is less than $5.25, the Company shall issue to the Holder: (i) the principal amount of the Debenture; (ii) any accrued coupon interest; (iii) additional interest of 7% per annum for the period from the date of issuance of the Debenture to the Redemption Date; and (iv) warrants to purchase 619,048 shares of common Stock which shall expire in three years from the date of issuance at an exercise price of $6.05 per share of common Stock (the “Redemption Warrants”, and collectively with (i) – (iv), the “Redemption Payment”). The Company shall use its best efforts to register the shares underlying the Redemption Warrants under a “shelf” registration statement, provided same is available to the Company, in accordance with the provisions of the Securities Act. Coupon interest payable quarterly related to the Series C debenture is payable in cash or shares of common stock at the average of the open and close price at the option of the Holder.

At June 30, 2017 the number of potentially dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 4,348,744 shares of Series A Convertible Preferred Stock to investors and others as of June 30, 2017. Only in the event of a “Change of Control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A Convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2017, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 15,220,604 and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents a reconciliation of the numerators and denominators of the basic and diluted per share calculations for loss from operations:

	For the Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(10,304,490)	$(10,724,629)	$(2,198,172)

Denominator for basic weighted average shares of common stock	60,102,855	57,669,472	56,553,848

Basic loss per share of common stock	$(0.17)	$(0.19)	$(0.04)

Calculation of diluted loss per share of common stock:

Net loss attributable to common stockholders	$(10,304,490)	$(10,724,629)	$(2,198,172)

Add: Loss impact of assumed conversion of Debentures	-	-	(3,077,864)

Net loss attributable to common stockholders plus assumed conversions	$(10,304,490)	$(10,724,629)	$(5,276,036)

Denominator for basic weighted average shares of common stock	60,102,855	57,669,472	56,553,848

Incremental shares from assumed conversions of Debentures payable	-	-	2,666,667

Denominator for diluted weighted average shares of common stock	60,102,855	57,669,472	59,220,515

Diluted loss per share of common stock	$(0.17)	$(0.19)	$(0.09)

Series B and Series C debentures were excluded from the loss per share calculation for the years ended June 30, 2017 and 2016 because the impact is anti-dilutive. Additionally, the Series A Preferred Shares are contingently convertible instruments, where the contingency is not based upon the price of the Company’s stock or the convertible instruments. The necessary conditions for conversion (see above) have not been satisfied and the potential shares are not included pursuant to ASC 260-10-55-44.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2017, 2016 and 2015.

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

Stock-Based Compensation

The Company follows the provisions of ASC 718 – “Stock Compensation”, which requires the measurement of compensation expense for all shared-based payment awards made to employees and non-employee directors, including employee stock options. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

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

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company follows the provisions of “ASC 505 – Equity”, which accounts for equity instruments issued to parties other than employees for acquiring goods or services. Pursuant to ASC 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date at which a commitment for performance is reached. The assumptions used in determining the fair value of the Series A Preferred shares are presented in Note 8 to the financial statements.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations. For the years ended June 30, 2017, 2016 and 2015 there was no such interest or penalty.

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

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual and interim periods beginning December 15, 2018, and early adoption is permitted, including adoption in an interim. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for annual periods ending after December 15, 2016, with early adoption permitted.  Management has adopted ASU 2014-15 as of and for the year ended June 30, 2017.

Note 3 – Financial Condition

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at June 30, 2017 of $75.1 million and had a net loss and net cash used in operating activities for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2017, the Company had available cash and cash equivalents of approximately $15.1 million, and had current liabilities of approximately $4.7 million, which includes the Series C Convertible Debenture, net of discount, which is due on June 30, 2018. The debenture holder(s) at their option, may convert some or all of the principal balance and accrued interest if any, into a number of restricted shares of common stock of the Company equal to the outstanding balance being converted divided by $5.25.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through September 2018. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

Eugene Seymour	CEO, significant stockholder, Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by a significant stockholder

Inno-Haven, LLC (“Inno-Haven”)	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

Property and Equipment

	For the Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
The Company acquired 1 Controls Drive, Shelton, Connecticut from Inno-Haven	$-	$-	$4,222,549

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$33,147	$39,938	$255,019

Accounts Payable Related Party

	As of
	June 30, 2017	June 30, 2016
Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour on the reporting date was	$340,695	$767,454

Research and Development Costs Paid to Related Parties

	For the Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Development fees and other costs charged by and paid to TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2017, 2016 and 2015	$3,368,919	$3,731,498	$2,403,126

Debentures Payable to a Director

	As of
	June 30, 2017	June 30, 2016

Series B Convertible Debentures - Milton Boniuk	$-	$4,000,000

Series C Convertible Debentures - Milton Boniuk	5,000,000	5,000,000

Total Debentures Payable to a Director	$5,000,000	$9,000,000

	As of
Debenture Interest Payable to a Director	June 30, 2017	June 30, 2016
Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest is paid out quarterly over the remaining term of the debenture commencing September 30, 2015:
Deferred interest payable - short-term	$166,667	$166,667
Deferred interest payable - long-term	-	166,667
Total Debenture Interest Payable to a Director	$166,667	$333,334

Stock and warrant interest paid in kind on Series B Convertible Debentures to Dr. Milton Boniuk and recognized at fair value was $0, $37,410 and $1,001,532 for the years ended June 30, 2017, 2016, and 2015, respectively.

Coupon interest expense on the Series B Debentures to two holders controlled by Dr. Milton Boniuk for the years ended June 30, 2017, 2016 and 2015 was $187,178, $320,000 and $320,000, respectively.

Coupon interest expense on the Series C Debenture to Dr. Milton Boniuk for the years ended June 30, 2017, 2016 and 2015 was $500,000, $500,000 and $500,000 respectively. For the year ended June 30, 2017, Dr. Boniuk elected to receive $375,000 of such interest in restricted common shares of the Company calculated at the average of the open and close market value of the Company’s stock on the due date of such interest resulting in the issuance of 317,987 shares of the Company’s $0.001 par value common stock. Dr. Boniuk also elected to receive $125,000 of the deferred interest due under the debenture in common stock of the Company calculated at the average of the open and close market value of the Company’s stock on the due date of such deferred interest resulting in the issuance of 105,965 shares of the Company’s $0.001 par value common stock.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2017	June 30, 2016

GMP Facility	$7,996,402	$7,996,402

Land	260,000	260,000

Office Equipment	48,486	46,897

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,466,066	5,302,677

Total Property and Equipment	13,766,561	13,611,583

Less Accumulated Depreciation	(2,505,501)	(1,850,816)
Property and Equipment, Net	$11,271,060	$11,760,767

Depreciation expense for the years ended June 30, 2017, 2016 and 2015 was $654,685, $651,275 and $294,217, respectively.

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

Note 6 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2017	June 30, 2016

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(75,756)	(67,487)
Trademarks and Patents, Net	$383,198	$391,467

Amortization expense amounted to $8,269, $8,270, and $8,521 for the years ended June 30, 2017, 2016 and 2015, respectively.

The Company amortizes our trademarks and patents over their expected original useful lives of 17 years.

Amortization expense in future years is as follows:

2018	$8,270
2019	8,270
2020	8,270
2021	8,270
2022	8,270
Thereafter	341,848
Total amortization	$383,198

Note 7 – Convertible Debentures and Derivatives

Debentures - Series B

On February 1, 2013, the Company raised gross proceeds of $6,000,000 which includes $4,000,000 from a family investment office and a charitable foundation controlled by Dr. Milton Boniuk, a member of the Company’s board of directors, through the issuance of our Series B Debentures. The investors purchased unsecured convertible debentures with a 4-year term. The debentures bore an interest rate of 8% p.a. payable quarterly in cash or the Holder at its option may elect to receive such coupon interest payment in shares of common stock and calculated on the date of issuance, using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the years ended June 30, 2017 and 2016, the Company paid a total of $173,589 and $320,000, respectively, of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive $107,178 and $160,000 respectively, of their coupon interest payment in shares of the Company’s common stock. The Board of Directors authorized the issuance of 97,909 and 101,558 shares of the Company’s common stock for the years ended June 30, 2017 and 2016, respectively. Additional interest was payable in restricted common stock of 571,429 shares at issuance, and on February 1, 2014 and 2015 and additional interest payable in 571,433 warrants on February 1, 2016. The investors could convert the principal of the debentures and any accrued interest into common stock at a fixed price of $3.50 per share. The Company could prepay the debentures, in which case the base interest rate would increase by a 7% prepayment penalty. The Company agreed to use its best efforts to register the interest shares and the shares issuable from the interest warrants under a “shelf” registration statement provided same is available, in accordance with the provisions of the Securities Act.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” for the years ended June 30, 2017, 2016 and 2015, in the amounts of $525,263, $774,155 and $663,014, respectively.

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

The Company’s Series B Convertible Debenture, in the amount of $6 million, matured on January 31, 2017. On February 8, 2017, the Company entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”). The Company and the Holders agreed to extinguish an aggregate of $5,027,178 of principal and interest attributable to the Company’s Series B Debentures, which were payable on January 31, 2017 (the “Maturity Date”) by converting into 4,359,652 newly-issued, restricted shares (the “Conversion Shares”) of the Company’s Common Stock. The number of shares attributable to the principal being converted was determined by dividing the $5,000,000 principal by $1.1533, the volume weighted average price (“VWAP”) of the Company’s stock price for the period from December 15, 2016 to January 30, 2017. The $5,000,000 of principal and $27,178 of accrued interest were converted into 4,335,386 and 24,266 shares of common stock, respectively. The principal balance of $1,000,000 not converted was paid in cash on February 8, 2017. The Company recognized a non-cash loss on extinguishment of debt of $332,524 on the extinguishment of the aforesaid principal attributable to the Series B Debentures into the Company’s Common Stock. The loss on extinguishment of debt resulted from the excess of the market value of the shares issued on February 8, 2017 of $1.23 per share or $5,332,524 in the aggregate, over the $5,000,000 face value of the debt extinguished.

Debenture - Series C

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 was deferred, to be paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s Common Stock on the date such interest payment is due. For the years ended June 30, 2017 and 2016, the Holder of the Company’s C Convertible Debenture elected to receive quarterly coupon interest of $375,000 and $125,000, respectively, of the deferred interest in restricted common shares of the Company. The Board of Directors authorized the issuance of 423,952 and 313,785 shares of the Company’s restricted $.001 par value common shares in payment of such coupon interest for the years ended June 30, 2017 and 2016, respectively. For both of the years ended June 30, 2017 and 2016, the Company paid cash interest of $166,667 on the Series C Debentures. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $822,485, $653,063 and $512,330 for the years ended June 30, 2017, 2016 and 2015 respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at June 30, 2017 and June 30, 2016:

	June 30, 2017	June 30, 2016

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	1,987,878	1,165,393

Debenture payable - Series C, net	$3,956,153	$3,133,668

The Company uses a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at June 30, 2017 and 2016.

The following assumptions were used for the valuation of the compound embedded derivative at June 30, 2017 and 2016:

•	The balance of the Series C Convertible Debenture as of June 30, 2017 and 2016 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.35 at June 30, 2017 and higher projected annual volatility decreased the warrant value with the $6.05 exercise price. The stock price decreased to $1.60 at June 30, 2016 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year

6/30/17     60%

6/30/16     83%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Company would redeem the debentures projected initially at 0% of the time and increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a Redemption event to occur);

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.99%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at June 30, 2017 and 2016 was $32,213 and $343,673, respectively.

Note 8 – Equity Transactions

Fiscal Year Ended June 30, 2015 Transactions

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

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 35,154 shares of its common stock, which are fully vested with a restrictive legend for consulting services. The Company recorded an expense of $109,360, which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 16,408 shares of its common stock, which are fully vested with a restrictive legend for Director services. The Company recorded an expense of $45,000, which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 2,858 shares of its Series A Convertible Preferred Stock, which are fully vested for consulting services. The Company recorded an expense of $24,474.

For the year ended June 30, 2015, the Company's Board of Directors authorized the issuance of 71,430 shares of its common stock, which are fully vested with a restricted legend for employee compensation. The Company recorded an expense of $125,003, which is the fair value at date of issuance.

For the year ended June 30, 2015, the Company’s Board of Directors authorized the issuance of 200,508 shares of its Series A Convertible Preferred Stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $852,760, which is the fair value at date of issuance.

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

Fiscal Year Ended June 30, 2016 Transactions

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

Fiscal Year Ended June 30, 2017 Transactions

For the year ended June 30, 2017, the Scientific Advisory Board was granted fully vested warrants to purchase 57,160 shares of common stock at exercise prices between $1.40- $2.04 per share expiring in the fiscal year ending June 30, 2021.  These warrants were valued at $37,948 and recorded as consulting expense.

For the year ended June 30, 2017, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	55.57% -87.09%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.00 - 1.79%

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 57,650 shares of its Series A Convertible Preferred Stock which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $164,592 which is the fair value at date of issuance.

On January 25, 2017 the Board of Directors authorized the issuance of 200,000 fully vested shares of its Series A Convertible Preferred stock to Anil Diwan. The Company recorded an expense of $512,984.

For the year ended June 30, 2017, the Company recognized a noncash compensation expense of $297,267 related to Series A Preferred Shares issued on July 21, 2015 in accordance with Dr. Anil Diwan’s employment agreement that vest over three years. The remaining balance of $267,143 will be recognized as the remaining shares are vested over the term of the contract.

For the year ended June 30, 2017, the Company recognized a noncash compensation expense of $297,267 related to Series A Preferred Shares issued on July 21, 2015 in accordance with Dr. Eugene Seymour’s employment agreement that vest over three years. The remaining balance of $267,143 will be recognized as the remaining shares are vested over the term of the contract.

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $82,145.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2016	2,572	$11,439
8/31/2016	2,572	11,978
9/30/2016	2,572	10,847
10/31/2016	2,572	9,591
11/30/2016	2,572	7,631
12/31/2016	2,572	6,583
1/25/2017	200,000	512,984
1/31/2017	2,572	6,231
2/28/2017	2,572	6,357
3/03/2017	26,786	65,630
3/31/2017	2,572	6,493
4/30/2017	2,572	6,679
5/31/2017	2,572	7,500
6/30/2017	2,572	7,633
	257,650	$677,576

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.07 to $1.74;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 10.25% to 12.26% of the total;

e.	The conversion value was based on an assumption for calculation purposes only, for the period ended September 30, 2016 of a Change of Control in 4 years from March 1, 2013 and a remaining restricted term of 1.92 to 1.67 years. For the period from October 1, 2016 to June 30, 2017, the conversion value was based on an assumption for calculation purposes only of a Change of Control in 4 years and a remaining restricted term of 4 to 3.34 years;

f.	21.76% to 38.87% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 63.58% to 85.39% volatility, 0.37% to 1.50% risk free rate) applied to the converted common.

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 164,465 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $201,313, which was the fair value at date of issuance.

For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 33,933 fully vested shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

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

For the year ended June 30, 2017 two Holders of the Company’s Series B Debentures elected to receive $107,178 in restricted common stock of the Company. For the year ended June 30, 2017, the Company’s Board of Directors authorized the issuance of 97,999 shares of the Company’s restrict common stock for interest payable to the Holders. One of the Holders is controlled by Dr. Milton Boniuk, a Director of the Company. The second Holder is a foundation established by Dr. Milton Boniuk.

For the year ended June 30, 2017, the Company's Board of Directors authorized the issuance of 423,862 shares of its common stock to the Holder of the Company’s Series C Debentures. The Holder of the Company’s Series C Debentures elected to receive $375,000 of the quarterly interest payments and $125,000 of the deferred interest in restricted common stock of the Company. One Holder is an entity controlled by Dr. Milton Boniuk, a director of the Company. The other Holder is a charitable foundation established by Dr. Milton Boniuk.

Note 9 – Stock Options and Warrants

The following table presents the activity of stock options issued for the period ended June 30, 2017 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2014	535,715	$0.35	1.23	$2,094,643
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2015	535,715	$0.35	0.23	$749,997
Granted
Exercised	428,573	-	-	-
Expired	107,142	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2016	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2017	-	-	-	-

For the years ended June 30, 2017, 2016 and 2015 there was no compensation expense recorded. As of June 30, 2017 there was no unrecognized compensation cost.

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2014	8,887,211	$5.01	2.78	$2,278,458

Granted	68,592	3.63	-	-
Exercised	1,926,656	3.50	-	-
Expired	1,052,472	3.50	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2015	5,976,675	$5.14	3.20	$19,000

Granted	640,025	3.31	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2016	6,616,700	$4.96	2.55	$4,459

Granted	57,160	1.71	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2017	6,673,860	$4.93	1.36	$-

Of the above warrants; 482,861 expire in fiscal year ending June 30, 2018; 6,065,247 expire in fiscal year ending June 30, 2019; 68,592 expire in fiscal year ending June 30, 2020 and 57,160 expire in fiscal year ending June 30, 2021.

Note 10 – Fair Value Measurement

Fair value measurements

At June 30, 2017 and 2016, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2017 and 2016, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2017:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$-
Derivative liability – Series C debentures	-	-	32,213
Derivative liability – Warrants	-	-	2,015,354
Total derivatives	$-	$-	$2,047,567

	Fair Value Measurements at
	June 30, 2016:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series B debentures	$-	-	$203,030
Derivative liability – Series C debentures	-	-	343,673
Derivative liability – Warrants	-	-	3,197,182
Total derivatives	$-	$-	$3,743,885

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants respectively, and, of which, 2,810,071 and 2,479,935 respectively are outstanding at June 30, 2017. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at June 30, 2017, for a total number of 5,425,222 warrants outstanding pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of issuance, exercise, and the annual periods with the following assumptions:

-	The 5-year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset). A reset event occurred during the quarter ended September 30, 2014 adjusting the $6.05 exercise price to $5.25

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
9/12/13	87%
1/24/14	93%
6/30/14	92%
6/30/15	62%
6/30/16	83%
6/30/17	60%

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended June 30, 2015, 2016 and 2017:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series B	Derivative liability – Series C	Derivative liability - warrant
Balance at July 1, 2014	$5,699,702	$-	$5,235,682
Additions during the year	-	1,879,428	-
Change in fair value	(5,332,938)	(1,403,139)	(1,792,928)
Transfer in and/or out of Level 3	-	-	-
Balance at July 1, 2015	$366,764	$476,289	$3,442,754
Additions during the year	-	-	-
Change in fair value	(163,735)	(132,616)	(245,572)
Transfer in and/or out of Level 3	-	-	-
Balance at July 1, 2016	$203,030	$343,673	$3,197,182
Additions during the year	-	-	-
Change in fair value	(203,030)	(311,460)	(1,181,828)
Transfer in and/or out of Level 3	-	-	-
Balance at June 30, 2017	$-	$32,213	$2,015,354

Note 11 – Income Tax Provision

Deferred Tax Assets/(Liabilities)

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2017, 2016, and 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34% as follows:

	For the Year Ended
	June 30, 2017	June 30, 2016	June 30, 2015
Federal Statuary Rate	-34.00%	-34.00%	-34.00%
Permanent Differences	-	-	-37.00%
Research and Development Credit	6.87%	-6.10%	-
State Tax Rate	4.95%	-6.18%	-
Valuation Allowance	45.82%	46.28%	71.00%
Effective Tax Rate	-	-	-

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2017 and 2016 are as follows:

	June 30, 2017	June 30, 2016
Net Operating losses	$23,839,852	$20,782,598
Research and Development Credit	6,217,612	5,105,024
Other	10,336,196	8,349,142

Total gross deferred tax assets	40,393,660	34,326,764

Less Valuation Allowance	(40,393,660)	(34,326,764)

Net deferred tax assets	$-	$-

At June 30, 2017 and 2016, the Company has recorded a full valuation allowance against its net deferred tax assets of $40,393,660 and $34,326,764, respectively. The change in the valuation allowance during the year ended 2017 was $6,066,896 and a full valuation allowance has been recorded since, in the judgment of management, these assets are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences and carry forwards become deductible or are utilized.

As of June 30, 2017, the Company has approximately $59,000,000 of gross net operating loss carryforwards. As of June 30, 2017, credit carryforwards for federal and state purposes are $5,871,124 and $346,491 respectively. The net operating loss and credit carryforwards begin to expire in 2025.

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

The Company applies the elements of FASB ASC 740-10 “Income Taxes - Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of June 30, 2017 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2017. The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision.

Note 12 – Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest equally over the three years of the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Diwan. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. For the years ended June 30, 2017 and 2016, the Company paid bonuses of $75,000 and $75,000, respectively.

The Company and Dr. Seymour, the Company’s Chief Executive Officer and Director, entered into an employment agreement effective July 1, 2015, for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares will vest on June 30, 2016 and the remainder of the shares will vest equally over the three years of the term of the employment agreement. Any unvested shares of Series A Preferred Stock are subject to forfeiture upon termination for cause or resignation of Dr. Seymour. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. For the years ended June 30, 2017 and 2016, the Company paid bonuses of $75,000 and $75,000, respectively.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock upon entering into the agreement, and issued an additional 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement. The shares of Series A Preferred Stock were issued in recognition of Dr. Tatake’s work towards the achievement of several patents by the Company. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements. For the years ending June 30, 2017, 2016 and 2015, compensation under the agreement was $168,300, $168,300 and $168,300, respectively.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock upon entering into the agreement, and issued an additional 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements. For the years ending June 30, 2017, 2016 and 2015 compensation under the agreement was $168,300, $168,300 and $168,300, respectively.

On May 30, 2013, the Company entered into an Employment Agreement with Meeta Vyas to serve as its Chief Financial Officer.  The employment agreement provided for a term of three years with a base salary of $9,000 per month and 2,572 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her compensation was increased to $10,800 per month. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and employment agreements. For the years ending June 30, 2017, 2016 and 2015 compensation under the agreement was $129,600, $129,600 and $118,800, respectively.

License Agreements

The Company is dependent upon its license agreement with TheraCour Pharma, Inc. (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour Pharma license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates.

