Form 10-Q
period 2017-09-30
NANOVIRICIDES, INC.
filed 2017-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Yes  ☐    No  ☒

As of November 14, 2017, there were approximately 63,335,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,512,240	$15,099,461
Prepaid expenses	192,420	190,166
Total Current Assets	13,704,660	15,289,627

PROPERTY AND EQUIPMENT
Property and equipment	13,806,994	13,776,561
Accumulated depreciation	(2,671,690)	(2,505,501)
Property and equipment, net	11,135,304	11,271,060

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(77,824)	(75,756)
Trademark and patents, net	381,130	383,198

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	41,157	55,414
Other Assets	44,672	58,929
Total Assets	$25,265,766	$27,002,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,359	$135,786
Accounts payable – related parties	818,783	340,695
Debentures payable - Series C, net of discount	4,195,504	3,956,153
Derivative liability - Series C debentures	20,094	32,213
Accrued expenses	34,192	34,004
Deferred interest payable - current portion	125,000	166,667
Total Current Liabilities	5,283,932	4,665,518

LONG TERM LIABILITIES:
Derivative liability - warrants	1,462,625	2,015,354
Total Long Term Liabilities	1,462,625	2,015,354

Total Liabilities	6,746,557	6,680,872

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 4,356,460 and 4,348,744 shares issued and outstanding, at September 30, 2017 and June 30, 2017, respectively	4,357	4,349
Common stock, $0.001 par value; 150,000,000 shares authorized, 63,335,194 and 63,306,774 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	63,333	63,305
Additional paid-in capital	95,585,765	95,382,979
Accumulated deficit	(77,134,246)	(75,128,691)

Total Stockholders' Equity	18,519,209	20,321,942

Total Liabilities and Stockholders' Equity	$25,265,766	$27,002,814

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2017	2016

OPERATING EXPENSES
Research and development	$1,155,228	$1,452,137
General and administrative	1,075,218	988,312

Total operating expenses	2,230,446	2,440,449

LOSS FROM OPERATIONS	(2,230,446)	(2,440,449)

OTHER INCOME (EXPENSE):
Interest income	24,394	14,176
Interest expense	(125,000)	(245,000)
Discount on convertible debentures	(239,351)	(403,462)
Change in fair value of derivatives	564,848	13,291

Other income (expense), net	224,891	(620,995)

LOSS BEFORE INCOME TAXES	(2,005,555)	(3,061,444)

INCOME TAX PROVISION	-	-

NET LOSS	$(2,005,555)	$(3,061,444)

NET LOSS PER COMMON SHARE
- Basic	$(0.03)	$(0.05)
- Diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding
- Basic	63,307,083	58,179,949
- Diluted	63,307,083	58,179,949

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2017 through September 30, 2017

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2017	4,348,744	$4,349	63,306,774	$63,305	$95,382,979	$(75,128,691)	$20,321,942

Series A Preferred Stock issued for employee stock compensation	7,716	8	-	-	158,791	-	158,799

Common stock issued for consulting and legal services rendered	-	-	20,062	20	26,980	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	5,773	-	5,773

Common shares issued for Directors fees	-	-	8,358	8	11,242	-	11,250

Net loss	-	-	-	-	-	(2,005,555)	(2,005,555)

Balance, September 30, 2017	4,356,460	$4,357	63,335,194	$63,333	$95,585,765	$(77,134,246)	$18,519,209

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,005,555)	$(3,061,444)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	158,799	182,898
Common shares issued as compensation and for services	38,250	38,250
Warrants granted to Scientific Advisory Board	5,773	17,148
Depreciation	166,189	163,286
Amortization	2,068	2,067
Change in fair value of derivative liability	(564,848)	(13,291)
Amortization of debt discount on convertible debentures	239,351	403,462
Changes in operating assets and liabilities:
Prepaid expenses	(2,254)	11,895
Other assets	14,257	8,678
Accounts payable	(45,427)	172,864)
Accounts payable - related party	478,088	(109,015)
Accrued expenses	188	47
Deferred interest payable	(41,667)	(41,668)

NET CASH USED IN OPERATING ACTIVITIES	(1,556,788)	(2,224,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,433)	(24,435)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,587,221)	(2,249,258)
Cash and cash equivalents at beginning of period	15,099,461	24,162,185

Cash and cash equivalents at end of period	$13,512,240	$21,912,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$166,667	$286,667

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2017 AND 2016

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed on September 28, 2017.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2017	September 30, 2016

Warrants	6,685,292	6,633,848

Total potentially outstanding dilutive common shares	6,685,292	6,633,848

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

At September 30, 2017, the number of potential dilutive shares of the Company’s common stock into which the Series C debentures can be converted based upon the conversion provisions contained in the debenture is 952,381.

The Company has also issued 4,356,460 shares of Series A Preferred Stock to investors and others as of September 30, 2017. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2017, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 15,247,610, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents the basic and diluted per share calculations for loss from continuing operations:

	For the three months ended September 30,
	2017	2016
Calculation of basic and diluted loss per share of common stock:

Net loss attributable to common stockholders	$(2,005,555)	$(3,061,444)

Denominator for basic and diluted weighted average shares of common stock	63,307,083	58,179,949

Basic and diluted loss per share of common stock	$(0.03)	$(0.05)

Series C debentures were excluded from the fully diluted loss per share calculation for the three months ended September 30, 2017 because their inclusion is anti-dilutive. Series B and Series C debentures were excluded from the fully diluted loss per share calculation for the three months ended September 30, 2016 because their inclusion is anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (topic 718)”, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this standard on July 1, 2017 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 3 - Financial Condition

The Company’s financial statements for the interim period ended September 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at September 30, 2017 of $77,134,246.  In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2017, the Company had cash and cash equivalents of $13,512,240.

Management believes that the Company’s existing cash resources are sufficient for its operations at the current rate of expenditures to continue through November 2018. However, management believes that the available funds are insufficient for the Company’s projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through November 2018. The Company has engaged investment banks to advise it as to raising further funding as the Company progresses towards human clinical trials. The Company believes that it can adjust its business plan according to its available resources. Further, the Company believes that it will be able to raise additional funding at an opportune time as it progresses towards human clinical trials. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Further, the Company cannot provide assurances that it will be able to raise additional funding in a timely manner, and if it can, that it will be on terms favorable for the Company’s current shareholders. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

Eugene Seymour	CEO, significant stockholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

	For the three months ended
	September 30, 2017	September 30, 2016
Property and Equipment

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$—	$17,995

	As of
	September 30, 2017	June 30, 2017
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs, as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$818,783	$340,695

	For the three months ended
	September 30, 2017	September 30, 2016

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour pursuant to an Exclusive License Agreement between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2017 and June 30, 2017.	$847,093	$861,616

	As of
	September 30, 2017	June 30, 2017
Debentures Payable to a Director
Series C Convertible Debentures - Milton Boniuk	$5,000,000	$5,000,000

	As of
	September 30, 2017	June 30, 2017
Debenture Interest Payable to a Director
Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest is paid out quarterly over the remaining term of the debenture commencing September 30, 2015:	$125,000	$166,667

Coupon interest expense on the Series C Debentures to Dr. Milton Boniuk for the three months ended September 30, 2017 and 2016 was $125,000 and $125,000, respectively.

Coupon interest expense on the Series B Debentures to Dr. Milton Boniuk for the three-months ended September 30, 2016 was $80,000. The Series B debenture matured on February 1, 2017.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2017	June 30, 2017

GMP Facility	$7,996,402	$7,996,402

Land	260,000	260,000

Office Equipment	48,486	48,486

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,496,499	5,466,066

Total Property and Equipment	13,806,994	13,776,561

Less Accumulated Depreciation	(2,671,690)	(2,505,501)
Property and Equipment, Net	$11,135,304	$11,271,060

Depreciation expense for the three months ended September 30, 2017 and 2016 was $166,189 and $163,286, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2017	June 30, 2017

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(77,824)	(75,756)
Trademarks and Patents, Net	$381,130	$383,198

Amortization expense amounted to $2,068 and $2,067 for the three months ended September 30, 2017 and 2016, respectively.

Note 7 - Convertible Debentures and Derivatives

Debentures - Series B

The Series B debentures matured on February 1, 2017. For the three-month period ended September 30, 2016, the Company paid $120,000, of coupon interest to the Holders in cash.

 The debt discount has been amortized to interest expense over the term of the debenture. The Company recognized amortization of the discount as an additional interest charge to “Discount on convertible debentures” for the three months ended September 30, 2016, in the amount of $213,872. The debenture contained embedded derivatives that were not clearly and closely related to the host instrument. The embedded derivatives were bifurcated from the host debt instrument and treated as a liability.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at September 30, 2016 was $120,123. For the three months ended September 30, 2016 the change in fair value was $(82,907), which is included in the change in fair value of derivatives on the statement of operations.

Debenture - Series C

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture is due on June 30, 2018 (the “Maturity Date”) and is convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bears interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 was deferred, to be paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For each of the three-month periods ended September 30, 2017 and 2016, the Holder of the Company’s Series C Convertible Debentures elected to receive $125,000 of their coupon interest payment and $41,667 of deferred interest payment in cash. The Company has the right, but not the obligation, to repay the Debenture prior to the Maturity Date (the “Redemption Payment”). If the closing bid price of the Common Stock is in excess of $5.25 when the Company notifies the Holder it has elected to prepay the Debenture (the “Redemption Date”), the Company must redeem the Debenture by delivering to the Holder 952,381 shares of Common Stock and any unpaid coupon interest in lieu of a cash Redemption Payment. If the Holder elects to receive the Redemption Payment in cash, or if the closing bid price of the Common Stock is less than $5.25, the Company shall pay to the Holder a Redemption Payment in cash equal to the principal amount of the Debenture, plus any accrued coupon interest, plus additional interest of 7% per annum for the period from the Closing Date to the Redemption Date and warrants to purchase 619,048 shares of Common Stock which shall expire in three years from the date of issuance at the exercise price of $6.05 per share of Common Stock. The Company cannot conclude that it has sufficient authorized and unissued shares to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative instrument could remain outstanding. This is due to the fact that the interest payments are payable in stock of the Company, at the option of the Holder, based on the current market price of the common stock on the date such payments are due. Therefore, the number of shares due as interest payments is essentially indeterminate and the Company cannot conclude that it has sufficient authorized and unissued shares to settle the conversion feature. Accordingly, the Company bifurcated the embedded features from the host contract and recorded them as a derivative liability at fair value. A debt discount was recognized in the same amount as the derivative liability associated with embedded features bifurcated from the Series C Convertible Debenture.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $239,351 and $189,590 for the three month periods ended September 30, 2017 and 2016, respectively.

The following represents the balance of the Debenture payable – Series C, net of discount at September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	2,227,229	1,987,878

Debenture payable - Series C, net	$4,195,504	$3,956,153

The Company uses a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at September 30, 2017 and June 30, 2017.

The following assumptions were used for the valuation of the compound embedded derivative at September 30 and June 30, 2017:

•	The balance of the Series C Convertible Debenture as of September 30, 2017 and June 30, 2017 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.14 at September 30, 2017 with lower projected annual volatility. The warrant value with the $6.05 exercise price decreased due the decreasing term remaining. The stock price decreased to $1.35 at June 30, 2017 which decreased the warrant value with the $6.05 exercise price;

•	The projected annual volatility was based on the Company historical volatility:

1 year
9/30/17	53%
6/30/17	60%

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.99%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at September 30, 2017 and June 30, 2017 was $20,094 and $32,213, respectively.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Diwan. 75,000 shares vested on June 30, 2016 and 75,000 shares vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement ending, June 30, 2018 and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three months ended September 30, 2017 and 2016 of $66,786 and $74,317, respectively. The balance of $200,358 will be recognized as the remaining shares are vested.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A preferred shares to Dr. Seymour. 75,000 shares vested on June 30, 2016 and 75,000 shares vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement, ending June 30, 2018 and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three months ended September 30, 2017 and 2016 of $66,786 and $74,317, respectively. The balance of $200,358 will be recognized as the remaining shares are vested.

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 7,716 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $25,227.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2017	2,572	$8,242
8/31/2017	2,572	8,397
9/30/2017	2,572	8,588
	7,716	$25,227

 There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.35 to $1.40;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 12.27% to 12.30% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 3.25 to 3.09 years;

f.	32.18% to 31.85% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 59.78% to 58.33% volatility, 1.55% to 1.46% risk free rate) applied to the converted common.

In August 2017, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $1.56 per share expiring in August 2021.  The fair value of the warrants was $5,773 and was recorded as consulting expense for the three months ended September 30, 2017.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	55.56%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.67%

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 20,062 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 for the three months, which was the fair value on the dates of issuance.

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 8,358 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 for the three months, which was the fair value on the date of issuance.

Note 9 - Stock Warrants

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2017	6,673,860	$4.93	1.36	$-

Granted	11,432	1.56	3.83	-
Outstanding and exercisable at September 30, 2017	6,685,292	$4.94	1.11	$-

Of the above warrants, 482,861 expire in fiscal year ending June 30, 2018; 6,065,247 expire in fiscal year ending June 30, 2019; 68,592 expire in fiscal year ending June 30, 2020, 57,160 expire in fiscal year ending June 30, 2021 and 11,432 expire in the fiscal year ending June 30, 2022.

Note 10 - Fair Value Measurement

Fair value measurements

At September 30, 2017 and June 30, 2017, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At September 30, 2017 and June 30, 2017 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2017:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series C debentures	$-	-	$20,094
Derivative liability – warrants	-	-	1,462,625
Total derivatives	$-	$-	$1,482,719

	Fair Value Measurements at
	June 30, 2017:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series C debentures	$-	-	$32,213
Derivative liability – warrants	-	-	2,015,354
Total derivatives	$-	$-	$2,047,567

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants, respectively, and, of which, 2,810,071 and 2,479,935, respectively, are outstanding at September 30, 2017. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at September 30, 2017, for a total number of 5,425,222 warrants outstanding and issued pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of September 30, 2017 and June 30, 2017 with the following assumptions:

-	The 5-year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
9/30/17	53%
6/30/17	60%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended September 30, 2017:

	Fair Value Measurement Using Significant
	Unobservable Inputs
	Derivative liability – Series C	Derivative liability – warrant

Beginning balance at July 1, 2017	$32,213	$2,015,354
Additions during the year	-	-
Change in fair value	(12,119)	(552,729)
Transfer in and/or out of Level 3	-	-
Balance at September 30, 2017	$20,094	$1,462,625

Note 11 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016 and 75,000 vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement and are subject to forfeiture. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

The Company and Dr. Seymour, the Company’s Chief Executive Officer and Director, entered into an employment agreement effective July 1, 2015, for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016 and 75,000 vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement and are subject to forfeiture. The employment agreement also provides incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017.

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

Note 12 - Subsequent Events

The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

On November 13, 2017, the Registrant entered into a Debenture Redemption Agreement (the “Agreement”) with the Milton Boniuk IRA (the “Holder”), an entity controlled by Dr. Milton Boniuk , a Company Director , to redeem (the “Redemption”) its $5,000,000 Series C Convertible Debenture (the “Debenture”) for an aggregate of 5,500,000 shares of the Company’s $0.001 par value Common Stock (“Purchase Price”) comprising 5,000,000 shares for the principal of the Debenture and 500,000 for unpaid interest through June 30, 2018, the original maturity date of the Debenture. The price per share was equal to the closing price of the of the Registrant’s stock price on Friday, November 10, 2017 of one ($1.00) dollar per share. The Holder waived all early redemption payments provided for in the Debenture for consideration of 150,000 shares of the Company’s $0.001 par value Series A Convertible Preferred Stock. The Company did not incur placement agent fees in redemption of the Series C Convertible Debenture. The Company estimates that the redemption of the Series C Convertible Debenture permits the Company to retain approximately $5,500,000 of cash which would have been otherwise paid to the Holder.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NanoViricides, Inc. is one of a few bio-pharma companies that has all the capabilities needed from research and development to marketable drug manufacture in the small quantities needed for human clinical trials. At our campus at 1 Controls Drive, Shelton, CT, we possess state of the art nanomedicines characterization facilities that we believe enable us to perform pre-IND nanomedicine analysis and characterization studies of any of our various drug candidates in house. In addition, we believe we now have the ability to scale up production of any of our drug candidates, and implement state of the art in-process controls as well as post-process analysis controls in order to establish robust c-GMP-capable production methodologies. We also have a Biological Safety Level 2 (BSL2) certified virological cell culture lab at this campus. We are able to perform initial cell culture based screening of large numbers of drug candidates for effectiveness and safety against certain of the viruses that we have targeted for drug development. This capability boosts our drug development capabilities significantly. Other than this limited initial screening, all of the biological testing and characterization of our drug candidates continues to be performed by external academic or institutional collaborators and contract research organizations (CRO). In particular, all of the animal studies are performed by our collaborators and CROs.

Our Product Pipeline

We have focused our efforts primarily on the HerpeCide program.

We currently have at least eight different drug development programs, attesting to the strength of our platform technology.

The potential broad-spectrum nature of our anti-HSV drug candidates is enabling several anti-Herpes indications under our HerpeCide™ program. Of these, our (i) Topical Treatment for Shingles (VZV) is currently moving most rapidly towards clinical stage. We believe that the other anti-Herpes drug candidates, would follow this lead drug to the clinical stage, namely, (ii) skin cream for the treatment of orolabial herpes (“cold sores”) and recurrent herpes labialis (RHL) mostly caused by HSV-1, (iii) ocular eye drops treatment for external eye herpes keratitis (HK), caused by HSV-1 or HSV-2, and (iv) skin cream for the treatment of genital herpes caused by HSV-2.

In addition, subsequent to the reporting period, we announced that we have begun preclinical drug development work on a fifth indication under the HerpeCide program, namely (v) viral Acute Retinal Necrosis (v-ARN), intravitreal injection.

The Company reports that it is close to identifying a clinical candidate for VZV shingles skin cream topical treatment. We are now making sufficient amounts of the lead candidate to begin a preliminary rat toxicology study. The results of this study will finalize the clinical lead. In addition these results, if successful, will lead to the safety and toxicology study as required for filing an IND.

NanoViricides, Inc. reported in July 2017, that its anti-shingles nanoviricides® drug candidates achieved dramatic reduction in infection of human skin by the varicella-zoster virus (VZV), the shingles virus. These findings corroborate the previously reported findings of inhibition of VZV infection of human cells in culture. VZV is restricted to human tissue and only infects and replicates in human tissue.

Over the time course of VZV infection, the nanoviricides® drug candidates showed marked inhibition of VZV infection, replication and spread in human skin cultured ex vivo. The data suggest that select nanoviricides® drug candidates may have direct virucidal activity based on their antiviral effects within the first 24 hours after viral infection.

The antiviral effect of certain nanoviricide drug candidates was substantially greater than the effect of the standard positive control of cidofovir added into media. Even more remarkably, the effect of these nanoviricides drug candidates was equivalent to a topical formulation of 1% cidofovir applied directly onto the skin patch. A topical skin cream containing 2% cidofovir is clinically used in very severe cases of shingles. However, the cytotoxicity of cidofovir is known to cause ulceration of the skin to which it is applied, followed by natural wound healing. We are awaiting histopathology studies at present.

Since VZV causes skin lesions as a result of direct attack of the re-awakened virus released from nerve endings onto the human skin cells, this ex vivo human skin patch model involving VZV infection of cultured human skin ex vivo is considered to be a close representation of natural course of shingles.

The Company has previously reported that these same nanoviricides® compounds displayed potent inhibition of VZV infection of a human retinal epithelial pigment cell line in an in vitro cell culture virus infection model with no evidence of toxicity to the cells. These ex vivo and in vitro studies are a critical step in the selection of final clinical drug development candidates for safety and toxicology studies with the goal of an IND submission to the FDA for the topical treatment of shingles in humans.

These human skin studies were performed in the laboratory of Dr. Jennifer Moffat at SUNY Upstate Medical University in Syracuse, NY. The Company previously reported the collaboration with Dr. Moffat, an internationally recognized expert on varicella-zoster virus. She has extensive experience in varicella-zoster virus (VZV) infection, pathogenesis, and anti-viral agent discovery. The National Institutes of Health has a contract with Dr. Moffat’s lab for evaluating anti-viral compounds against VZV, although the Company chose to set up a direct collaboration with Dr. Moffat rather than going through the NIH program.

Dr. Vivien Boniuk, Consultant in Ophthalmology at the Company, presented the successful results of certain anti-herpes nanoviricide treatments for v-ARN at the 2017 Annual meeting of the Ocular Microbiology and Immunology Group (OMIG) of the American Academy of Ophthalmology held in New Orleans, LA., on November 10, 2017. In this study, HSV-2 infection was given to mice as a single injection to cause v-ARN. The mice that received either of two nanoviricides drug candidates simultaneously with the virus in this single injection, showed significant improvements using a number of parameters. In contrast, mice that received foscarnet injection simultaneously with the virus did not show any improvements. Of note, foscarnet is a current standard of treatment, although the treatment is long in duration and arduous, being multiple intravitreal injections. In addition, another group of HSV-2 infected animals received acyclovir by intraperitoneal injection (50mg/kg), twice daily for 7 days, as a positive control. Acyclovir and its derivatives are also used currently for treating v-ARN, although the clinical efficacy is limited and generally requires long durations of treatment. Vehicle treated and untreated negative controls also were employed. These studies were performed in Dr. Curtis Brandt Lab at CORL, University of Wisconsin, Madison, WI.

Both nanoviricides tested showed remarkable efficacy using multiple parameters. In particular, nanoviricide-A treated group showed viral load going down to undetectable levels by day 7 itself (approximately 4 logs viral load reduction from baseline), whereas acyclovir group showed no reduction in viral load from baseline at day 7, but approximately 2 logs reduction at day 9, indicating a much lower efficacy.

Both nanoviricides A and B resulted in 100% maintenance of body mass by day 9, indicating complete control of infection. However, the acyclovir group showed a loss of at least 10% body mass, close to the nearly 15% loss in the negative controls, indicating that it was either much less effective than the nanoviricides A and B or was somewhat toxic to the animals.

The mean disease score for the vitreous infiltrate (fluid inside the eye) was zero (best) for 9 days with nanoviricide A treatment, and was about 0.5 for acyclovir treated group, whereas it was about 4 (worst) in untreated and vehicle groups, indicating that nanoviricide A was more effective than the acyclovir treatment in this model.

In both nanoviricide A and nanoviricide B groups, the retina was protected fully from viral damage, which is very significant. In contrast, acyclovir treated group showed retinal damage approximately similar to the vehicle treated group, in spite of reduced viral load in the acyclovir group, indicating that acyclovir may have been toxic. These results were also confirmed by histological staining of retinal sections.

Taken together, both nanoviricide A and nanoviricide B had substantial effectiveness in protecting the retina, in spite of the high infectious dose of HSV-2 employed in this model. Significantly, they were both substantially more effective than foscarnet (single injection) or acyclovir (bid 7days) in this particular study. If these results are reproducible, then the Company would be able to identify a clinical candidate for v-ARN as well.

Of note, both nanoviricides tested against v-ARN are closely chemically related to the ones that have shown significant efficacy against varicella zoster virus (VZV) in the human skin patch model in Professor Moffat’s lab at the Upstate Medical Center, SUNY, Syracuse, NY. We have previously shown that closely chemically related nanoviricides were also effective against HSV-1 in animal models as well as in cell culture models. This is important because about 50% of v-ARN cases are caused by VZV, about 40+% caused by HSV-2, with HSV-1 and CMV accounting for a small percentage of cases. VZV does not infect mice, and therefore the HSV-2 v-ARN model should be indicative model for our drug development. Thus the broad-spectrum activity of our nanoviricides against multiple different herpesvirus types has been instrumental in rapid expansion of our HerpeCide program.

Additional successful studies on v-ARN are expected to add a fifth indication to the Company’s growing portfolio of anti-herpes drug indications, further expanding the potential market. The Company intends to maximize shareholder value from its broad-spectrum anti-herpes nanoviricides asset by aggressively expanding its portfolio of herpesvirus indications.

v-ARN is a disease of the retina of the eye caused by various herpes viruses that leads to severe loss of vision and blindness. The infecting agent in this study was herpes simplex virus-2 (HSV-2), the type of herpes virus that also causes genital herpes.

Acute Retinal Necrosis is characterized by severe ocular inflammation, retinal necrosis, and a high incidence of retinal detachment (RD) leading to visual loss and blindness. This disease is caused by members of the herpesvirus family, including, herpes simplex virus-2 (HSV-2), varicella zoster virus (VZV), and herpes simplex virus (HSV-1). An estimated 50,000 new and recurrent cases of viral ARN per year are reported in the United States alone. It is likely that v-ARN may qualify for an orphan disease indication.

We have recently reported that we have extended the contracts with both the Moffat Lab, UMC, SUNY Syracuse, as well as the Brandt Lab, CORL, UW, Madison to continue to perform more advanced studies in preparation of an IND for shingles topical treatment and for v-ARN intravitreal treatment, respectively. The Brandt Lab will also be able to do animal model studies for genital herpes, when we initiate that program.

In addition, we have continued work on our other drug candidates albeit at a very low priority. These include (vi) Injectable FluCide™ for hospitalized patients with severe influenza, (vii) Oral FluCide™ for out-patients, (viii) DengueCide™, a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS), and (ix) HIVCide™ for HIV/AIDS. In addition, the Company has research programs, enabled by the robust nanoviricides platform technology, to develop drugs against Rabies virus, Ebola and Marburg viruses, and other viruses.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead anti-Herpes-virus programs. In particular, we have focused on a work plan related to identifying a clinical development candidate for the topical skin cream for the treatment of shingles outbreak. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for the other three indications in the HerpeCide™ project, namely, cold sores, genital ulcers, external ocular viral infections, and viral acute retinal necrosis. We have also continued to work on our anti-influenza drug development programs under the FluCide™ project.

We have licenses from TheraCour Pharma, Inc., (TheraCour) our development partner and where the intellectual property has originated, for HSV-1 and HSV-2 but not for the remaining herpesviruses. NanoViricides in the past has asked TheraCour to work on unlicensed viruses in order to determine the feasibility of fully engaging into a program before licensing it. This has been the case with Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Ebola and Marburg viruses, as well as SARS, MERS, and VZV, to name a few. TheraCour initiates work on a given virus or program only after we ask for such work. Of these programs, we ended up licensing Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Ebola and Marburg viruses, in the additional license agreement. We have now disclosed our intention to obtain licenses for VZV as well as other remaining unlicensed herpesvirus indications from TheraCour Pharma. As is the standard process with such agreements, and the process that we have followed in the past, the Company needs to obtain a valuation of the assets under consideration. Thereafter, we anticipate license agreements will be drafted and the terms and conditions will be negotiated. TheraCour has in the past not denied any licenses for any virus programs that we initiated. In addition, the Company has retained counsel to prepare and negotiate the new license agreement on our behalf, subsequent to this reporting period.

The process for developing a license agreement for the remaining viruses has officially started only around September 2017, when the Company initiated our search for an appropriate party to perform the valuation. We are now in the process of finalizing a consulting agreement with an expert in this field to help us with (i) valuation of the assets under consideration, (ii) potential timelines for the drug development programs, and (iii) anticipated financing needed for at least the first program through different human clinical stages into FDA approval.

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

The Company believes that its anti-herpes drug candidates for the treatment of cold sores and for genital lesions should lead to effective control of the cold sores rapidly, and may also lead to a long lag time before a new recurrence episode occurs. This is because it is believed that recurrence rates increase by virtue of further infection of new nerve endings from the site of the herpesvirus outbreak which result in additional nerve cells harboring the virus. If this in situ re-infection is limited, which we believe is the primary mechanism of nanoviricide drugs, then it is expected that the number of HSV harboring reservoir cells should decrease, and recurrence rate should go down.

The Company believes that it will be able to expand its anti-herpes portfolio in the future to include many other herpesviruses such as cytomegalovirus (CMV), HHV-6A, HHV-6B, KSHV, and Epstein-Barr virus (EBV, cause of mononucleosis). This would lead to a very large number of therapeutic indications beyond the four or five indications we are currently targeting.

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

At present, we plan on moving operations to our cGMP-capable manufacturing facility as the operational steps are developed to the level needed for moving them into this facility. This requires the development of draft-level Standard Operating Procedures, training, and drill-through of operations. We will also need to establish a Quality Assurance and Quality Control Department. The staff is busy developing our pre-clinical HerpeCide programs.

Given the limited financing, we have not been able to attract the necessary talent for replacing the lost staff and for building out the necessary additional resources such as QA/QC. We have been working with our extremely versatile and multi-talented team, in a task-serialized fashion, over the last several years. While the versatility of the team has enabled us to develop and establish most of the required quality assays and methods, we will be severely limited in our abilities in producing a cGMP product until the staffing is enhanced.

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

We operate in a completely novel area of medicines, which is broadly described as polymeric-micelle based drug conjugates and complex nanomedicines. Our technologies are also completely novel, and unmatched in the industry. As such, we anticipate a longer training period for new employees than in normal small chemical or biological drugs. We continue to seek talented scientists and engineers with specialized training. However, it is difficult to attract such talent for a small, pre- revenue pharma company such as ours.

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

Our BSL-2 Certified Virology Lab

Most importantly, we have significantly enhanced our internal anti-viral cell culture testing capabilities at our Shelton campus. We have achieved BSL-2 (Biological Safety Level 2) certification from the State of Connecticut for our Virology suite at the new campus. This suite comprises three individual virology workrooms, enabling us to work on several different viruses and strains at the same time. This facility is designed only for cell culture studies on viruses, and no animal studies can be conducted at any of our own facilities. We have brought in Brian Friedrich, Ph.D. as the Company’s Virologist. Dr. Friedrich has previously performed drug screening of hundreds of candidates against several viruses including alphaviruses, bunyaviruses, and filoviruses (namely, Ebola and Marburg, which are BSL-4), to discover potential therapeutics, while he was at United States Army Medical Research Institute of Infectious Diseases (USAMRIID). Brian has also worked extensively on Flaviviruses, specifically West Nile Virus, while at University of Texas Medical Branch (UTMB). He has also worked on HIV as part of his PhD thesis. Dengue viruses as well as the Zika virus belong to the Flavivirus family.

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

The rat toxicology study for VZV-shingles candidates, which is the first step before the full tox package study, is expected to require only about 10-20g of the nanoviricide, depending upon the scope of the study. This is well within our current capabilities.

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

We believe that these successes have positioned us to develop drugs against multiple herpesvirus indications. The potential broad-spectrum nature of our anti-HSV drug candidates is expected to enable several antiviral indications. Thus, HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the external eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3), a.k.a. varicella-zoster virus (VZV), causes chickenpox in children and when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye. In addition, VZV, HSV-2 and HSV-1 infections lead to v-ARN, which requires intravitreal injectable drug development. Most of these indications do not have satisfactory treatments at present, if any.

We are currently performing the studies necessary for selection of IND candidates (i.e. clinical drug candidates) for several indications related to herpes viruses under our HerpeCide™ program. These indications include shingles, ocular herpes keratitis, oral herpes (“cold sores”), genital herpes, and v-ARN. After initial achievement of efficacy in the HSV-1 dermal model, we are now working on establishing the best anti-HSV ligand for our anti-HSV drug candidate in this model. New ligands, based on a SAR (“structure-activity-relationship”) modeled after our successfully tested earlier ligands were developed using knowledge-based approaches including molecular modeling and bioinformatics studies in our laboratory. We are now scaling up the synthesis of the two most broadly applicable and successful ligands active against the tested herpesvirus indications. We are also performing CMC studies required as part of the IND package for these ligands as well as appropriate backbone polymers.

The nanomedicine technology enables tailor-made nanomicelle polymer compositions so that transport across skin layers and delivery to the site of action can be accomplished properly. Different nanomicelle compositions may be better suited for intravitreal delivery.

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

In addition, we have signed a Master Services Agreement with Public Health England (PHE), UK.

We have a CRADA-Materials Transfer Agreement with USAMRIID for the evaluation of our anti-Ebola nanoviricide drug candidates.

We anticipate completing master services agreements, after performing our due diligence, with additional parties in furtherance of our anti-viral drug development programs.

We have continued to achieve significant milestones in our drug development activities. All of our drug development programs are presently at pre-clinical or advanced pre-clinical stage. We believe we are advancing these programs at a faster pace than industry peers. We continue to test several drug candidates under each program even though we may achieve extremely strong results with some of the candidates

Patents, Trademarks, Proprietary Rights: Intellectual Property

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

The Company has entered into a Memorandum of Understanding with TheraCour, whereby TheraCour will initiate discovery and development for drug candidates for a new virus or indication upon such request by the Company. If the resulting drug candidates are worthy of further drug development, NanoViricides may determine that it should enter into a licensing agreement with TheraCour. In such a case, NanoViricides would obtain an independent asset valuation for the asset(s) to be licensed from a party experienced in such valuations. NanoViricides and TheraCour would thereafter negotiate the terms of compensation for the new license agreement. However, there can be no assurance that an agreement for licenses for new viruses will be entered into on terms that are favorable to NanoViricides. We believe this process has been extremely beneficial for NanoViricides, since this process saves NanoViricides from the cost of acquiring and paying for licenses that it may not want to pursue further. At present, TheraCour has licensed the Company HSV-1 and HSV-2, but has not licensed the VZV area, nor has it licensed any of the remaining herpesviruses. Licensing of these assets is currently in process as described earlier.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2017, we had cash and equivalents of $13,512,240, prepaid expenses of $192,240, and property and equipment of $11,135,304, net of accumulated depreciation of $2,671,690. Long-term liabilities were $1,462,625 and stockholders’ equity was $18,519,209 at September 30, 2017.

As of June 30, 2017, we had cash and equivalents of $15,099,461, and $190,166 in prepaid expenses. Property and equipment stood at $11,271,060 net of accumulated depreciation of $2,505,501. Long-term liabilities were $2,015,354 and the stockholders’ equity was $20,321,942 at June 30, 2017.

During the three-month period ended September 30, 2017 we used approximately $1,557,000 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last more than twelve months. In addition, in order to conserve cash, we also pay compensation in stock and stock instruments to various parties. The Company believes that our spending continues to be in line with our estimates. Management believes that it will have to raise additional capital during this period to fund and perform additional projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filling with the U.S. Food and Drug Administration (FDA), to continue through and beyond November 2018.

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

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. Far fewer man-hours are spent on the projects at low priority than the projects at high priority. In this quarter, we have focused primarily on our HerpeCide program drug candidates, while continuing limited work on our FluCide program

The Company has signed several cooperative research and development agreements with different agencies and institutions. The Company expects to enter into additional cooperative agreements with other governmental and non-governmental, academic, or commercial, agencies, institutions, and companies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will need to implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

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

We believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy of one of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates, provided that appropriate levels of funding become available. We believe this data will then enable us to file an Investigational New Drug Application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three-month periods ended September 30, 2017 and 2016.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses– Research and development expenses for the three months ended September 30, 2017 decreased $296,909 to $1,155,228 from $1,452,137 for the three months ended September 30, 2016. This decrease in the cost of research and development is largely attributable to a decrease in research and development payroll costs, lab supplies and materials Additionally, there were no new third party laboratory agreements, or laboratory fees paid during the three months ended September 30, 2017.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2017 increased $86,906 to $1,075,218 from $988,312 for the three months ended September 30, 2016. The increase resulted primarily from an increase in other operating expenses in general.

Interest Income – Interest income increased $10,218 to $24,394 for the three months ended September 30, 2017 from interest income of $14,176 for the three months ended September 30, 2016. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The increase for the three months ended September 30, 2017 is due to increases in market rates offset by a decrease in cash deposited in interest bearing accounts.

Interest Expense on Convertible Debentures – Interest expense decreased $120,000 to $125,000 for the three months ended September 30, 2017 from $245,000 for the three months ended September 30, 2016. The decrease is a result of the repayment of the Company’s Series B debenture on February 8, 2017.

Other Expenses – Discount on convertible debentures for the three months ended September 30, 2017 decreased $164,111 to $239,351 from $403,462 for the three months ended September 30, 2016. The decrease for the three months resulted from the repayment of the Company’s Series B Debenture in February 2017, offset by increased amortization of the discount on the Company’s Series C Convertible Debenture as it nears maturity.

Other Income – Change in fair value of derivatives for the three months ended September 30, 2017 increased $551,557 to $564,848 from $13,291 for the three months ended September 30, 2016. Change in the fair value of derivatives is a non-cash item estimate based upon certain actuarial assumptions. See Footnote 7 to the Financial Statements.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the three months ended September 30, 2017, the Company had a net loss of ($2,005,555), or $ ($0.03) per share on a fully diluted basis compared to a net loss of ($3,061,444) or ($0.05) per share on a fully diluted basis for the three months ended September 30, 2016. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net operating loss in the current period was less than the net operating loss for the three months ended September 30, 2016, due to a decrease in research and development expenses and an increase in the Change in fair value of derivatives.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $13,512,000 as of September 30, 2017 and accounts payable and accrued liabilities of approximately $125,000. The Company had account payables due to a related party, TheraCour Pharma, Inc. of approximately $819,000. Our Series C Convertible Debenture in the amount of $5,000,000 matures at June 30, 2018 unless extended.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $77,134,000 at September 30, 2017.

Management believes that the Company’s existing cash resources are sufficient for its operations at the current rate of expenditures to continue through November 2018. However, management believes that the available funds are insufficient for the Company’s projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through November 2018. The Company has engaged investment banks to advise it as to raising further funding as the Company progresses towards human clinical trials. In addition, the Company is currently in negotiation with the Holder of the Company’s Series C Convertible Debenture to extend the term of such Debenture. The Company believes that it can adjust its business plan according to its available resources. Further, the Company believes that it will be able to raise additional funding at an opportune time as it progresses towards human clinical trials. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Further, the Company cannot provide assurances that it will be able to raise additional funding in a timely manner, and if it can, that it will be on terms favorable for the Company’s current shareholders. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

We anticipate undertaking additional expenditures towards the goal of filing at least one Investigational New Drug application (IND) with the US FDA or another regulatory agency. We anticipate that we will need to raise additional funds to support these activities as well as the human clinical trials that would follow. Further development of other drug candidates in our drug pipeline will depend upon the availability of appropriate levels of additional funding. The Company believes it will continue to be able to successfully raise financing as needed. If we are unable to obtain additional financing, our business plan will be significantly delayed.

Our estimates for external costs are based on various preliminary discussions and “soft” quotes from contract research organizations that provide pre-clinical and clinical studies support. The estimates are also based on certain time estimates for achievement of various objectives. If we miss these time estimates or if the actual costs of the development are greater than the early estimates we have at present, our drug development cost estimates may be substantially greater than anticipated now. In that case, we may have to re-prioritize our programs and/or seek additional funding.

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

We believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy of one of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates, provided that appropriate levels of funding become available. We believe this data will then enable us to file an Investigational New Drug Application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September 30, 2017.

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

As of September 30, 2017, we carried out an evaluation, with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 7,716 fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 20,062 fully vested shares of restricted common stock for consulting services.

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 8,358 fully vested shares of its restricted common stock for Director Services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 20,062 fully vested shares of its common stock with a restrictive legend for consulting services.

For the three months ended September 30, 2017, the Company’s Board of Directors authorized the issuance of 8,358 fully vested shares of its common stock with a restrictive legend for Director Services.

On November 13, 2017, the Registrant entered into a Debenture Redemption Agreement (the “Agreement”) with the Milton Boniuk IRA (the “Holder”), an entity controlled by Dr. Milton Boniuk , a Company Director , to redeem (the “Redemption”) its $5,000,000 Series C Convertible Debenture (the “Debenture”) for an aggregate of 5,500,000 shares of the Company’s $0.001 par value Common Stock (“Purchase Price”) comprising 5,000,000 shares for the principal of the Debenture and 500,000 for unpaid interest through June 30, 2018, the original maturity date of the Debenture. The price per share was equal to the closing price of the of the Registrant’s stock price on Friday, November 10, 2017 of one ($1.00) dollar per share. The Holder waived all early redemption payments provided for in the Debenture for consideration of 150,000 shares of the Company’s $0.001 par value Series A Convertible Preferred Stock. The Company did not incur placement agent fees in redemption of the Series C Convertible Debenture. The Company estimates that the redemption of the Series C Convertible Debenture permits the Company to retain approximately $5,500,000 of cash which would have been otherwise paid to the Holder.

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

NANOVIRICIDES, INC.

/s/ Eugene Seymour, MD
Dated: November 14, 2017	Name:	Eugene Seymour, M.D.
	Title:	Chief Executive Officer and Director
(Chief Executive Officer )

/s/ Meeta Vyas
Dated: November 14, 2017	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Chief Financial Officer)

