Form 10-Q
period 2017-12-31
NANOVIRICIDES, INC.
filed 2018-02-20
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

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

Yes  ☐    No  ☒

As of February 20, 2018, there were approximately 63,373,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,046,400	$15,099,461
Prepaid expenses	239,532	190,166
Total Current Assets	12,285,932	15,289,627

PROPERTY AND EQUIPMENT
Property and equipment	13,869,101	13,776,561
Accumulated depreciation	(2,838,422)	(2,505,501)
Property and equipment, net	11,030,679	11,271,060

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(79,891)	(75,756)
Trademark and patents, net	379,063	383,198

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	26,900	55,414
Other Assets	30,415	58,929
Total Assets	$23,726,089	$27,002,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,820	$135,786
Accounts payable – related parties	1,474,836	340,695
Obligation to issue registered shares	5,163,194	-
Debentures payable - Series C, net of discount	-	3,956,153
Derivative liability - Series C debentures	-	32,213
Accrued expenses	25,755	34,004
Deferred interest payable - current portion	-	166,667
Total Current Liabilities	6,739,605	4,665,518

LONG TERM LIABILITIES:
Derivative liability - warrants	1,068,110	2,015,354

Total Liabilities	7,807,715	6,680,872

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 4,364,176 and 4,348,744 shares issued and outstanding, at December 31, 2017 and June 30, 2017, respectively	4,364	4,349
Common stock, $0.001 par value; 150,000,000 shares authorized, 63,372,681 and 63,306,774 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	63,371	63,305
Additional paid-in capital	95,781,779	95,382,979
Accumulated deficit	(79,931,140)	(75,128,691)

Total Stockholders' Equity	15,918,374	20,321,942

Total Liabilities and Stockholders' Equity	$23,726,089	$27,002,814

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

OPERATING EXPENSES
Research and development	$1,386,135	$1,261,000	$2,541,363	$2,713,137
General and administrative	1,007,646	1,036,618	2,082,864	2,024,930

Total operating expenses	2,393,781	2,297,618	4,624,227	4,738,067

LOSS FROM OPERATIONS	(2,393,781)	(2,297,618)	(4,624,227)	(4,738,067)

OTHER INCOME (EXPENSE):
Interest income	24,970	11,734	49,362	25,911
Interest expense on convertible debentures	(60,275)	(245,000)	(185,274)	(490,000)
Loss on extinguishment of debt	(1,348,247)	-	(1,348,247)	-
Discount on convertible debentures	(119,863)	(423,287)	(359,214)	(826,749)
Change in fair value of derivatives	1,100,302	1,407,771	1,665,151	1,421,062

Other (expense) income	(403,113)	751,218	(178,222)	130,224

LOSS BEFORE INCOME TAX PROVISION	(2,796,894)	(1,546,400)	(4,802,449)	(4,607,843)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,796,894)	$(1,546,400)	$(4,802,449)	$(4,607,843)

NET LOSS PER COMMON SHARE
- Basic	$(0.04)	$(0.03)	$(0.08)	$(0.08)
- Diluted	$(0.04)	$(0.03)	$(0.08)	$(0.08)
Weighted average common shares outstanding
- Basic	63,335,601	58,205,494	63,321,342	58,192,721
- Diluted	63,335,601	58,205,494	63,321,342	58,192,721

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2017 through December 31, 2017

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2017	4,348,744	$4,349	63,306,774	$63,305	$95,382,979	$(75,128,691)	$20,321,942

Series A Preferred Stock issued for employee stock compensation	15,432	15	-	-	312,192	-	312,207

Common stock issued for consulting and legal services rendered	-	-	46,530	47	53,953	-	54,000

Warrants issued to Scientific Advisory Board	-	-	-	-	10,174	-	10,174

Common shares issued for Directors fees	-	-	19,377	19	22,481	-	22,500

Net loss	-	-	-	-	-	(4,802,449)	(4,802,449)

Balance, December 31, 2017	4,364,176	$4,364	63,372,681	$63,371	$95,781,779	$(79,931,140)	$15,918,374

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,802,449)		$(4,607,843)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	312,207		355,335
Common shares issued as compensation and for services	76,500		76,500
Warrants issued to Scientific Advisory Board	10,174		27,145
Common shares issued for interest	-		246,667
Common shares to be issued for debenture interest	60,274		-
Depreciation	332,921		325,720
Amortization	4,135		4,135
Change in fair value of derivative liability	(1,665,151)		(1,421,062)
Amortization of debt discount on convertible debentures	359,214		826,749
Loss on extinguishment of Series C Debenture	1,348,247		-
Changes in operating assets and liabilities:
Prepaid expenses	(49,366)		79.737
Other assets	28,514		23,375
Accounts payable	(59,966)		29,535
Accounts payable - related party	1,134,141		(734,830)
Accrued expenses	(8,249)		15,987
Deferred interest payable	(41,667)		(83,334)

NET CASH USED IN OPERATING ACTIVITIES	(2,960,521)		(4,836,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(92,540)		(24,435)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,053,061)		(4,860,619)
Cash and cash equivalents at beginning of period	15,099,461		24,162,185

Cash and cash equivalents at end of period	$12,046,400		$19,301,566

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$166,667		$326,667
Non-cash Financing and Investing Activities: Obligation to issue shares for Series C debenture payment	$5,739,337		$-
Obligation to issue shares for deferred interest	$125,000	$

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

December 31, 2017 AND 2016

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

We are a company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. Under the License Agreements, TheraCour Pharma will receive a royalty upon sale of resulting products from NanoViricides. There is no royalty payable to date.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31, 2017	December 31, 2016

Warrants	6,696,724	6,650,996

Total potentially outstanding dilutive common shares	6,696,724	6,650,996

The Company has also issued 4,364,176 shares of Series A Preferred Stock to investors and others as of December 31, 2017. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2017, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 15,274,616, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents the basic and diluted per share calculations for loss from continuing operations:

	For the three months ended December 31,		For the six months ended December 31,
	2017	2016	2017	2016
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(2,796,894)	$(1,546,400)	$(4,802,449)	$(4,607,843)

Denominator for basic weighted average shares of common stock	63,335,601	58,205,494	63,321,342	58,192,721

Basic loss per share of common stock	$(0.04)	$(0.03)	$(0.08)	$(0.08)

Series C debentures were excluded from the fully diluted loss per share calculation for the three and six months ended December 31, 2017 because their inclusion is anti-dilutive. Series B and Series C debentures were excluded from the fully diluted loss per share calculation for the three and six months ended December 31, 2016 because their inclusion is anti-dilutive. On November 14, 2017 the Company entered into an agreement with the Holder of the Series C Debenture to redeem the Series C Debenture. See Footnote 7.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual and interim periods beginning December 15, 2018, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

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

Note 3 - Financial Condition

The Company’s financial statements for the interim period ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at December 31, 2017 of $79,931,140. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2017, the Company had cash and cash equivalents of $12,046,400.

Management believes that the Company’s existing cash resources are sufficient for its operations at the current rate of expenditures to continue through February 2019. However, management believes that the available funds are insufficient for the Company’s projected work, which is beyond our normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through February 2019. The Company has engaged investment banks to advise it as to raising further funding as the Company progresses towards human clinical trials. The Company believes that it can adjust its business plan according to its available resources. Further, the Company believes that it will be able to raise additional funding at an opportune time as it progresses towards human clinical trials. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Further, the Company cannot provide assurances that it will be able to raise additional funding in a timely manner, and if it can, that it will be on terms favorable for the Company’s current shareholders. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

Eugene Seymour	CEO, significant stockholder, Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

	For the three months ended		For the six months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Property and Equipment

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$-	$-	$-	$17,995

	As of
	December 31, 2017	June 30, 2017
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of a certain portion of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$1,474,836	$340,695

	For the three months ended		For the six months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2017 and June 30, 2017	$923,588	$978,501	$1,770,861	$1,840,116

	As of
	December 31, 2017	June 30, 2017
Debentures Payable to a Director

Series C Convertible Debentures - Milton Boniuk	$-	$5,000,000

	As of
	December 31, 2017	June 30, 2017
Debenture Interest Payable to a Director

Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest was paid quarterly over the term of the debenture commencing September 30, 2015:	$-	$166,667

Coupon interest expense on the Series C Debenture to the IRA for Dr. Milton Boniuk for the three months ended December 31, 2017 and 2016 was $60,275 and $125,000, respectively, and for the six months ended December 31, 2017 and 2016 was $185,274 and $250,000, respectively. The Series C Debenture was redeemed on November 13, 2017.

Coupon interest expense on the Series B Debentures to Dr. Milton Boniuk for the three-months ended December 31, 2016 was $80,000, and for the six months ended December 31, 2016 was $160,000. The Series B debenture matured on February 1, 2017.

	As of
	December 31, 2017	June 30, 2017
Securities Issuable to a Director in Redemption of Debentures

Obligation to issue Registered Shares-Milton Boniuk IRA (see footnote 7)	$5,163,194	$-

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2017	June 30, 2017

GMP Facility	$8,011,230	$7,996,402

Land	260,000	260,000

Office Equipment	50,385	48,486

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,541,879	5,466,066

Total Property and Equipment	13,869,101	13,776,561

Less Accumulated Depreciation	(2,838,422)	(2,505,501)
Property and Equipment, Net	$11,030,679	$11,271,060

Depreciation expense for the three months ended December 31, 2017 and 2016 were $166,732 and $162,433, respectively, and for the six months ended December 31, 2017 and 2016 were $332,921 and $325,720, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2017	June 30, 2017

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(79,891)	(75,756)
Trademarks and Patents, Net	$379,063	$383,198

Amortization expense amounted to $2,067 and $2,067 for the three months ended December 31, 2017 and 2016, respectively, and $4,135 and $4,135 for the six months ended December 31, 2017 and 2016 respectively.

Note 7 - Convertible Debentures and Derivatives

Debentures - Series B

The Series B debentures matured on February 1, 2017. For the three-month period ended December 31, 2016, the Company paid $40,000 of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive their $80,000 of coupon interest payment in shares of the Company’s common stock. For the six-month period ended December 31, 2016, the Company paid $160,000 of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive their $80,000 in shares of the Company’s common stock.

The debt discount had been amortized to interest expense over the term of the debenture. The Company recognized amortization of the discount as an additional interest charge to “Discount on convertible debentures” for the three and six months ended December 31, 2016, in the amount of $222,226 and $436,098, respectively. The debenture contained embedded derivatives that were not clearly and closely related to the host instrument. The embedded derivatives were bifurcated from the host debt instrument and treated as a liability.

The fair value of the compound embedded derivatives of the Series B Convertible Debenture at December 31, 2016 was $28,284. For the three and six months ended December 31, 2016 the change in fair value was $(91,839) and $(174,746), respectively, which is included in the change in fair value of derivatives on the statement of operations.

Debenture - Series C

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture was due on June 30, 2018 (the “Maturity Date”) and was convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bore interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 was deferred, to be paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. For the three-month period ended December 31, 2017, the Holder of the Company’s Series C Convertible Debentures elected to receive $60,274 (through November 13, 2017) of their coupon interest payment and $125,000 of deferred interest payment in shares of the Company’s common stock. For the three-month period ended December 31, 2016, the Holder of the Company’s Series C Convertible Debentures elected to receive $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in shares of the Company’s common stock. For the six-month period ended December 31, 2017, the Holder elected to receive $60,274 (through November 13, 2017) of its coupon interest payment and $125,000 of deferred interest payment in common stock of the Company and $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash. For the six month period ended December 31, 2016, the Holder elected to receive $125,000 of its coupon interest payment and $41,667, of its deferred interest payment in shares of the Company’s common stock and 125,000 of their coupon interest payment and $41,667, of its deferred interest payment in cash.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $119,863 and $201,061 for the three month periods ended December 31, 2017 and 2016, respectively, and $359,214 and $390,651 for the six month periods ended December 31, 2017 and 2016, respectively.

The Holder of the Series C Debenture and the Company agreed on November 13, 2017 that the Debenture would be redeemed for the Company’s common stock, as described further below. The Holder waived all early redemption payments provided for in the Debenture in consideration for 150,000 shares of the Company’s Series A Preferred shares.

The following represents the balance of the Debenture payable – Series C, net of discount at November 13, 2017 and June 30, 2017. The debt discount has been amortized to interest expense over the term of the debenture.

	November 13, 2017	June 30, 2017

Proceeds	$5,000,000	$5,000,000
Debt Discount:
Series A Preferred	(1,152,297)	(1,152,297)
Embedded derivative	(1,879,428)	(1,879,428)
	1,968,275	1,968,275

Accumulated amortization of debt discount	2,347,092	1,987,878

Debenture payable - Series C, net	$4,315,367	$3,956,153

The Company uses a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at November 13, 2017.

The following assumptions were used for the valuation of the compound embedded derivative at November 13, 2017:

•	The balance of the Series C Convertible Debenture as of November 13, 2017 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.00 at November 13, 2017 with lower projected annual volatility. The warrant value with the $6.05 exercise price decreased due to the decreasing term remaining;

•	The projected annual volatility was based on the Company historical volatility:

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.99%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at November 13, 2017 and June 30, 3017 was $15,449 and 32,213, respectively.

The Company’s Series C Debenture in the amount of $5,000,000 was due to mature on June 30, 2018. On November 13, 2017, the Company entered into a Debenture Redemption Agreement (the “Agreement”) with the Holder, to redeem (the “Redemption”) its $5,000,000 Series C Convertible Debenture (the “Debenture”) for an aggregate of 5,500,000 shares of the Company’s $0.001 par value Common Stock (“Purchase Price”) comprising 5,000,000 shares for the principal of the Debenture and 500,000 shares for unpaid coupon interest from October 1, 2017 through June 30, 2018. The unpaid interest included $60,274 of accrued interest through November 13, 2017, $314,726 in coupon interest through June 30, 2018 and $125,000 of unpaid deferred interest. The price per share was equal to the closing price of the Company’s stock on Friday, November 10, 2017 of one ($1.00) dollar per share. The Holder waived all early redemption penalty payments provided for in the Debenture for consideration of 150,000 shares of the Company’s $0.001 par value Series A Convertible Preferred Stock. The Company did not incur placement agent fees in redemption of the Series C Convertible Debenture. The Company recognized a non-cash loss on extinguishment of debt of $1,348,247 on the extinguishment of the aforesaid principal attributable to the Series C Debentures into the Company’s Common and Preferred stock. The loss on extinguishment arises from, the obligation to issue 150,000 shares of the Company’s Series A Preferred shares with a fair value of $364,337, as of November 13, 2017, obligation to issue 314,726 shares of the Company’s $0.001 par value Common Stock with a fair value of $314,726 as of November 13, 2017, in consideration of Debenture coupon interest from the redemption date through June 30, 2018, and unamortized discount of $684,633 as of the redemption date, offset by the derivative liability of ($15,449) as of the redemption date. Therefore the balance is included in the Obligation to issue registered shares.

Pursuant to the redemption agreement for the Company’s Series C Debenture, the Company is obligated to issue 5,500,000 of its registered Common Stock, from its shelf registration and the shares of Series A Preferred Stock upon receiving consent to issue the shares pursuant to New York Stock Exchange (“NYSE”) regulations, the Company submitted a request for authorization to issue the Common Stock and Series A Preferred Shares to the NYSE. The Company is currently awaiting NYSE consent to issue the aforesaid securities.

The Company has recognized a derivative liability arising from the change in value of the securities to be issued in settlement of the redemption of the Company’s Series C Debenture. The fair value of the 5,500,000 of the Company’s Common shares was $5,500,000 and the fair value of the 150,000 of the Company’s Series A Preferred shares to be issued was $364,337, totaling $5,864,337, as of November 13, 2017. These values were offset by a decrease in the fair value of the derivative liability of $701,143 as of December 31, 2017. The decrease in the value of the 5,500,000 shares was calculated as the difference between the value of the Common shares stipulated in the redemption agreement of one ($1.00) per share and the closing price of the Common stock on December 31, 2017, of $0.88 dollar per share, resulting in a decrease in the derivative liability of $660,000. This was recognized as a gain in the fair value of the derivative liability. The change in the fair value of the obligation to issue 150,000 of the Company’s Series A Preferred shares is based on the change in the fair value from November 13, 2017 to December 31, 2017. The value of the preferred shares decreased and a gain of $41,143 was recognized in the change in the fair value of derivative liability.

The Series A Preferred fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.14 to $1.00;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 12.27% to 12.30% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 3.00 to 2.84 years;

f.	31.69% to 30.43% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 58.33% to 52.49% volatility, 1.62% to 1.78% risk free rate) applied to the converted common.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A Preferred shares to Dr. Diwan. 75,000 shares vested on June 30, 2016 and 75,000 shares vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement ending, June 30, 2018 and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three and six months ended December 31, 2017 of $66,786 and $133,572, respectively and for the three and six months ended December 31, 2016 of $74,317 and $148,633, respectively. The balance of $133,572 will be recognized as the remaining shares are vested.

On July 21, 2015, the Board of Directors approved a new employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A Preferred shares to Dr. Seymour. 75,000 shares vested on June 30, 2016 and 75,000 shares vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement ending, June 30, 2018 and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three and six months ended December 31, 2017 of $66,786 and $133,572, respectively and for the three and six months ended December 31, 2016 of $74,317 and $148,633, respectively. The balance of $133,572 will be recognized as the remaining shares are vested.

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 7,716 and 15,432, respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded expense of $19,836 and $45,063, respectively, for the three and six months ended December 31, 2017.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2017	2,572	$8,242
8/31/2017	2,572	8,397
9/30/2017	2,572	8,588
10/31/2017	2,572	7,010
11/30/2017	2,572	6,313
12/31/2017	2,572	6,513

	15,432	$45,063

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.14 to $1.00;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 12.27% to 12.30% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 3.00 to 2.84 years;

f.	31.69% to 30.43% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 58.33% to 52.49% volatility, 1.62% to 1.78% risk free rate) applied to the converted common.

For the six months ended December 31, 2017, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $1.17 per share expiring in November 2021 and 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $1.56 per share expiring in August 2021.  The fair value of the warrants was $4,401 for the three months and $10,174 for the six months ended December 31, 2017 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of the grants using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	55.56-56.10%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.67-1.92%

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 26,468 and 46,530, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $54,000 for the three and six months, respectively, which was the fair value on the dates of issuance.

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 11,019 and 19,377, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $22,500 for the three and six months, respectively, which was the fair value on the dates of issuance.

Note 9 - Stock Warrants

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2017	6,673,860	$4.93	1.36	$-

Granted	22,864	1.37	3.71	-
Outstanding and exercisable at December 31, 2017	6,696,724	$4.92	0.93	$-

Of the above warrants, none expire in fiscal year ending June 30, 2018; 6,548,108 expire in fiscal year ending June 30, 2019; 68,592 expire in fiscal year ending June 30, 2020, 57,160 expire in fiscal year ending June 30, 2021 and 22,864 expire in the fiscal year ending June 30, 2022.

Note 10 - Fair Value Measurement

Fair value measurements

At December 31, 2017 and June 30, 2017, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At December 31, 2017 and June 30, 2017 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2017:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series C debentures	$-	-	$-
Obligation to issue registered shares	-	-	5,163,304
Derivative liability – warrants	-	-	1,068,110
Total derivatives	$-	$-	$6,231,414

	Fair Value Measurements at
	June 30, 2017:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series C debentures	$-	-	$32,213
Derivative liability – warrants	-	-	2,015,354
Total derivatives	$-	$-	$2,047,567

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants, respectively, and of which, 2,810,071 and 2,479,935, respectively, are outstanding at December 31, 2017. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at December 31, 2017, for a total number of 5,425,222 warrants outstanding and issued pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of December 31, 2017 and June 30, 2017 with the following assumptions:

-	The 5-year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
12/31/17	52%
6/30/17	60%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended December 31, 2017:

	Fair Value Measurement
	Using Significant Unobservable Inputs
	Derivative Liability- Series C	Derivative Liability- Warrant	Obligation to issue shares
Beginning balance at July 1, 2017	$32,213	$2,015,354	$-
Additions during the year	-	-	5,864,337
Change in fair value	(16,764)	(947,244)	(701,143)
Transfer in and out of Level 3	(15,449)	-	-
Balance at December 31, 2017	$-	$1,068,110	$5,163,194

Note 11 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016 and 75,000 vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement and are subject to forfeiture. The employment agreement also provided incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. The incentive bonuses have been paid according to the terms of the contract.

The Company and Dr. Seymour, the Company’s Chief Executive Officer and Director, entered into an employment agreement effective July 1, 2015, for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016 and 75,000 vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement and are subject to forfeiture. The employment agreement also provided incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. The incentive bonuses have been paid according to the terms of the contract.

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

Note 12 – Income Taxes

The Company calculates income tax expense based on an annual effective tax rate forecast, including estimates and assumptions. We have not recorded tax benefits on our loss before income taxes because we have provided for a full valuation allowance that offsets potential deferred tax assets resulting from net operating loss carry forwards, reflecting our inability to use such loss carry forwards.

The Company’s effective tax rate for the six months ended December 31, 2017 and 2016 was 0% and 0%.

The Tax Cut and Jobs Act of 2017 was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34% to 21% and eliminates the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate income tax rate, the Company wrote down approximately $5.3 million of the gross deferred tax assets and valuation allowance as of December 31, 2017, which has no impact on the financial statements for the three and six months ended December 31, 2017.

Note 13 - Subsequent Events

The Management of the Company has determined that there was a reportable subsequent event to be disclosed as follows:

On January 27, 2018, the Company’s Chief Executive Officer, Dr. Eugene Seymour, resigned as the Chief Executive Officer and as a Director of the Company to allow a successor with pharmaceutical experience to serve in this capacity. Subject to the entry into a Severance Agreement, Dr. Seymour will assume the role of Chief Executive Officer Emeritus. The Board of Directors previously commenced a search for a permanent replacement for Dr. Seymour, which is ongoing. The Board of Directors has appointed Dr. Anil Diwan, the Company’s President, as Interim Chief Executive Officer.

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

Our Product Pipeline

We have focused our efforts almost exclusively on the HerpeCide program, given our budgets and current financial condition.

We currently have at least eight different drug development programs, attesting to the strength of our platform technology. Of these, 4 of the indications are under the HerpeCide™ program. We are currently working on 3 of these indications (VZV, HSV-1 and HSV-2) in parallel, as explained below (priority level 1). The v-ARN program is at a lower priority level. In addition, we continue to work on the FluCide™ program at the lower priority 3. HIVCide™ program is at priority level 4. We will continue to seek funding for further development in the remaining programs, namely Dengue and Ebola/Marburg antivirals.

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

In addition, we announced that we have begun preclinical drug development work on a fifth indication under the HerpeCide program, namely (v) viral Acute Retinal Necrosis (v-ARN), intravitreal injection.

The Company reports that it is close to identifying a clinical candidate for VZV shingles skin cream topical treatment. Recently, we have been able to scale up production to make sufficient amounts of the lead candidates for a preliminary rat toxicology study.

The Company announced on December 6, 2017, that it has begun an initial safety and toxicology evaluation of its optimized nanoviricides® drug candidates developed against varicella-zoster virus (VZV), the shingles virus. This preliminary safety/toxicology study in the rat animal model is an important step in the drug development pathway for a treatment for shingles, a debilitating infection of human skin by VZV. The results of this study are expected to help us finalize the clinical lead. In addition, these results are expected to lead to refining and commissioning the GLP safety and toxicology study (“Tox Package” study) as required for filing an IND.

We believe that, additionally, the results of this preliminary rat safety/tox study will also be applicable to the dermal topical treatments we are developing for the treatment of HSV-1 cold sores, and HSV-2 genital ulcers.

The non-GLP safety and toxicology study in rats is being conducted at AR Biosystems, Beverly, MA. The study is designed to (i) evaluate the direct effects of topical delivery of the drug candidates on the skin, (ii) assess if the drugs attain detectable levels in the blood, and also (iii) evaluate whether there are any effects on the blood and primary organs, in uninfected animals. The results of this study will provide the basis and focus for the IND-enabling GLP safety and toxicology studies that are required for the IND submission to the U.S. FDA. As a result of the success of its drug lead optimization process, the Company has selected two clinical development candidates for further evaluation in this initial safety/toxicology study.

Subsequent to this reporting period, the animal experiment portion of this study has been completed as of the end of January 2018. We have received initial verbal communications that indicate that our drug candidates were non-toxic in terms of behavioral and other observable signs during the study. We are awaiting a final report from the CRO, which is due shortly, and further discussion of next steps in the development of one of these drug candidates as the final clinical candidate for the treatment of shingles.

We have already begun to scale up production of these tested candidates to the larger amounts as estimated to be required for the ensuing Tox Package studies. We have estimated that approximately 500g of the candidate will be needed for such a study, based on discussions with BASi, Inc., IN, the service provider, and Biologics Consulting Group, VA, our regulatory consultants.

The market size for anti-shingles drugs is currently estimated to be in the range of several billions of dollars, even after a new shingles vaccine, Shingrix® (GlaxoSmithKline) has become available, based on a recent report by Dr. Myers of BioEnsemble, LLC, pharma industry consultants, commissioned by the Company.

More specifically, the report estimated that our anti-shingles drug could reach peak annual sales of as much as $2 Billion, depending upon the effectiveness determined in clinical trials, at an assumed 50% market penetration. Based on current pre-clinical data, we believe that there is a very strong probability that our shingles treatment would significantly minimize the shingles pain, accelerate healing, and minimize nerve damage, thereby minimizing the occurrence and severity of post-herpetic neuralgia (PHN). Our pre-clinical drug design efforts have been aimed at developing a treatment for shingles that would have pain reduction effects as well as healing effects on skin. If our anti-VZV drug candidate is as effective in human clinical studies as we see in the skin patch studies and in the cell culture studies, it would be reasonable to anticipate that the substantial reduction in viral load at the site of application would significantly minimize the shingles pain, accelerate healing, and minimize nerve damage, thereby minimizing the occurrence and severity of post-herpetic neuralgia (PHN). If this were borne out in clinical trials, the potential market could be closer to the $2 billion mark. However, initially, we do not plan on performing clinical trials aimed at proving PHN effectiveness, but rather, we plan on performing clinical trials based on VZV related biomarkers and clinical pathology, which we believe would be sufficient for a first indication for approval of the drug for treatment of shingles by the US FDA. We plan on performing observations regarding PHN in these clinical trials so that an informed PHN clinical trial may be performed later.

We have developed strong chemical manufacturing process controls that enable us to produce the backbone polymers with highly restricted and reproducible molecular size range. In fact, we have achieved highly reproducible and scalable processes that have yielded the same polymer molecular sizes across production scales from 10g to 500g. In other words, we are now able to control the length of the backbone polymer to within one monomer unit, irrespective of production scale (at least up to about 1 kg scale).

We believe that this is a remarkable and possibly unmatched achievement in the field of nanomedicines. We plan on scaling up the production of the polymer backbone “nanomicelle” to kilogram scales and do not anticipate any manufacturing constraints at present.

Typically, the synthesis of small chemicals, such as the ligands we use to direct the nanoviricide against a specific type of virus, is substantially easier to scale up than the synthesis of polymers. We have been able to scale up production of the two different ligands under potential clinical development consideration for VZV shingles treatment to approximately 200g scale already. We anticipate being able to scale up to approximately 500g level or more, as necessary, in the next few months.

The process of chemically covalently connecting the ligands to the polymer backbone, to produce the nanoviricides, is now being investigated further to change the operations involved to scalable chemistries and unit operations. At present, we have been able to make research quantities of the anti-VZV nanoviricides at approximately 10~20g scale in a fairly reproducible manner.

Our polymer backbone is designed based on the route of application. In the case of the shingles drug candidate, as well as for HSV-1 cold sores, and for HSV-2 genital ulcers, the route is dermal topical application. We are now in the final stages of screening two different polymer backbones for best suitability for this purpose.

We were able to formulate our anti-shingles nanoviricides into skin ointment formulation within a matter of a single week. This is the inherent advantage of our platform technology – that the formulation challenge is addressed head-on in the design of the drug itself. Typically companies estimate between 1 to 2 years for final formulation development. We believe we can achieve this in only the time-frame required for external biological characterization of effectiveness of the formulation, because of the inherent strength of the technology and the ease of formulation as skin ointment of the current drug candidates designed for this purpose.

Thus we are on course to be able to manufacture the required quantities of materials for the Tox Package studies. We believe that this same Tox Package study performed for the indication of (i) shingles treatment, will be applicable for the development of (ii) our anti-HSV-1 skin ointment for the treatment of cold sores, as well as (iii) our anti-HSV-2 skin ointment for the treatment of genital ulcers, provided that the same API can be shown to be sufficiently effective against all three in relevant disease models. Dr. Brandt’s Lab at CORL, the University of Wisconsin, Madison, WI, is currently in the process of validating animal models for the study and evaluation of relative efficacies of different treatments for HSV-1 infection in mice as well as for HSV-2 infection in mice. If their animal models are successful in differentiating effectiveness of different drug candidates, then we will be able to evaluate our drug candidates for the treatment of HSV-1 cold sores as well as for the treatment of HSV-2 genital ulcers, in addition to the VZV testing being performed.

The ligands currently in use for the nanoviricide drug candidates against VZV shingles were actually developed using computer models of HSV binding to its cellular receptor, and not against VZV itself. Our program shifted to advance VZV candidate as our first indication because of several advantages that would enable earlier entry into clinical trials for the shingles candidate, and additionally because of the speed with which this drug development program moved forward. The shingles drug development program has been moving rapidly primarily because of the quick turnaround time and high responsiveness of the Dr. Moffat Lab at SUNY Syracuse, our critical collaborator for human skin effectiveness studies of our drug candidates.

One of the advantages of the shingles program is that the pre-clinical drug development is performed directly in a human skin model, bypassing any animal model, providing significant confidence that a human clinical studies outcome would parallel the preclinical study outcome. VZV does not infect animals other than humans.

If the same anti-VZV/shingles drug candidates also demonstrate efficacy against the HSV-1 and HSV-2 animal models, then we will be ready to go into IND applications and clinical stage for these indications as well in relatively short time frames of six months to a year, after the first IND filing, depending upon the availability of funding. We had previously demonstrated significant efficacy of an anti-HSV-1 nanoviricide in animal models using nanoviricides based on closely related ligands and polymer that were not yet optimized. The drugs employed in those studies were, however, very complex, and would have required significantly extensive regulatory pathway studies in the clinical stage. We have therefore engaged in further optimization and simplification process starting from those anti-HSV drugs that has now resulted in the current anti-VZV shingles treatment candidates.

Thus we have made significant and substantial progress in the reporting quarter towards the goal of filing our first IND application, and we continue to build on this progress.

Our progress towards IND stage is now constrained severely by the small number of scientists in our team. We have been unable to expand the staffing due to budgetary constraints. The same staff is currently moving from synthesis to process studies to large-scale production as well as chemical characterization studies, in a serial fashion. Many of these tasks could have been readily parallelized, thereby reducing the time to filing an IND, if we had sufficient financing available for hiring and retaining additional competent scientific talent.

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

Dr. Vivien Boniuk, Consultant in Ophthalmology at the Company, presented the successful results of certain anti-herpes nanoviricide treatments for v-ARN at the 2017 Annual meeting of the Ocular Microbiology and Immunology Group (OMIG) of the American Academy of Ophthalmology held in New Orleans, LA, on November 10, 2017. In this study, HSV-2 infection was given to mice as a single injection to cause v-ARN. The mice that received either of two nanoviricides drug candidates simultaneously with the virus in this single injection, showed significant improvements using a number of parameters. In contrast, mice that received foscarnet injection simultaneously with the virus did not show any improvements. Of note, foscarnet is a current standard of treatment, although the treatment is long in duration and arduous, being multiple intravitreal injections. In addition, another group of HSV-2 infected animals received acyclovir by intraperitoneal injection (50mg/kg), twice daily for 7 days, as a positive control. Acyclovir and its derivatives are also used currently for treating v-ARN, although the clinical efficacy is limited and generally requires long durations of treatment. Vehicle treated and untreated negative controls also were employed. These studies were performed in the lab of Dr. Curtis Brandt at CORL, University of Wisconsin, Madison, WI.

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

In both nanoviricide A and nanoviricide B groups, the retina was protected fully from viral damage, which is very significant. In contrast, the acyclovir treated group showed retinal damage approximately similar to the vehicle treated group, in spite of reduced viral load in the acyclovir group, indicating that acyclovir may have been toxic. These results were also confirmed by histological staining of retinal sections.

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

Acute Retinal Necrosis is characterized by severe ocular inflammation, retinal necrosis, and a high incidence of retinal detachment (RD) leading to visual loss and blindness. This disease is caused by members of the herpesvirus family, including, herpes simplex virus-2 (HSV-2), varicella zoster virus (VZV), and herpes simplex virus (HSV-1). An estimated 50,000 new and recurrent cases of viral ARN per year are reported in the United States alone. We anticipate that v-ARN may qualify for an orphan disease indication.

However, the development path for an intra-vitreal injection is significantly different from that for a skin ointment or skin cream, requiring modifications in the polymer chemistry, possibly in the ligand chemistry, and also in the production processes in order to make the aqueous humor-soluble form of API in a sterile manner for intra-vitreal injections. Our current development has focused on API suitable for formulating into a skin ointment for the treatment of VZV shingles, HSV-1 cold sores, or HSV-2 genital ulcers.

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

Herpes simplex viral infections cause keratitis of the eye, and severe cases of infection may sometimes necessitate corneal transplants. Oral and genital herpes is also a well-known disease, with no cure and existing treatments that are not very effective. Shingles, caused by VZV, a herpesvirus, does not have an effective treatment at present, although some drugs are approved for use in shingles. Adenoviral Epidemic Kerato-Conjunctivitis (EKC) is a severe pink eye disease that may lead to blurry vision in certain patients after recovery. The epidemic and pandemic potential as well as the constantly changing nature of influenza viruses is well known. The HIV/AIDS worldwide epidemic and the “curse of slow death” nature of HIV viral infection are also well known. Dengue viral infection is also known as “breakbone fever”. What is worse, is that when a patient is infected with a dengue virus a second time, if the virus is a different serotype, then it can cause a severe dengue disease, or dengue hemorrhagic syndrome, with very high morbidity and a high rate of fatality. This is because, the patient’s immune system mounts an attack, but the antibodies that it generates, directed at the previous infecting virus, are not effective against the new infection, and instead the new infecting virus uses them to hitch a ride into host cells that it infects more severely. This phenomenon is called “Antibody-Dependent Enhancement” or “ADE” for short.

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

Ocular herpes keratitis incidence rates in the USA alone are reported to be in the range of 65,000 to 150,000 patients per year. Of these approximately 10,000 per year may be estimated as requiring corneal transplants. The estimates of incidence rates vary widely based on source, and are also assumed to be underreported. A corneal transplant costs approximately $15,000 to $25,000 for the surgery, with additional costs for follow on drugs and treatments.

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

Our nanoviricides in the HerpeCide™ program at present are designed as topical treatment for the breakout of shingles or herpes sores. Our animal studies results are very significant considering that topical acyclovir in the form of a cream as well as an ointment, are approved for the treatment of cold sores. We believe our strong anti-herpes nanoviricide® drug candidates are capable of reaching approval as a drug for topical use against herpes cold sores, based on these datasets. Further drug development is necessary towards the goal of drug approval. Currently, valacyclovir (Valtrex®) is approved as an oral drug for the treatment of severe shingles, but it has limited effectiveness. Another oral drug known as “FV-100” was studied in Phase II in clinical trials for the treatment of shingles by Bristol-Myers Squibb. This study had been completed in September 2015, but results are not available to us. Currently this drug is being further developed by ContraVir Pharma. There is also a preventive vaccine for shingles that can be taken by adults over 55 years of age. Given the number of cases of severe shingles, we believe that there is an unmet medical need for developing a topical skin cream for the treatment of shingles. Local application should enable delivery of stronger, local doses of medicine, with a stronger patient benefit, than oral systemic dosing allows.

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

The current market size for drugs for the treatment of various herpes infections is well over $4B. Similarly, the current market size for the treatment of influenza infections is in excess of $4B, and that for HIV treatments is in excess of $40B. The total market sizes for the drug development programs we have in progress are estimated at around $100B.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead anti-Herpes-virus programs. In particular, we have focused on a work plan related to identifying a clinical development candidate for the topical skin ointment for the treatment of shingles outbreak. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for four additional indications in the HerpeCide™ project, namely, cold sores, genital ulcers, external ocular viral infections, and viral acute retinal necrosis. We have also continued to work on our anti-influenza drug development programs under the FluCide™ project at a slow pace. The FluCide program is expected to be quite expensive for development, based on our pre-IND discussions with the US FDA. Given the limited financing we have available, the Company has determined that its best chance of filing its first IND application in the shortest time frame would be for the shingles indication in the HerpeCide program. We have therefore prioritized our resources accordingly.

NanoViricides has licenses from TheraCour Pharma, Inc., (TheraCour) our development partner and where the intellectual property has originated, for HSV-1 and HSV-2 but not for the remaining herpesviruses. NanoViricides in the past has asked TheraCour to work on unlicensed viruses in order to determine the feasibility of fully engaging into a program before licensing it. This has been the case with Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Ebola and Marburg viruses, as well as SARS, MERS, and VZV, to name a few. TheraCour initiates work on a given virus or program only after NanoViricides asks for such work to be done. Historically, these requests have been verbal, usually based on meetings of the senior level scientists and executives. Of these programs, we ended up licensing Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Ebola and Marburg viruses, in the additional license agreement. NanoViricides has disclosed our intention to obtain licenses for VZV as well as other remaining unlicensed herpesvirus indications from TheraCour Pharma. As is the standard process with such agreements, and the process that we have followed in the past, the Company needs to obtain a valuation of the assets under consideration. We have retained Dr. Carolyn Myers of BioEnsemble LLC, an expert in in-licensing, out-licensing, valuations, and M&A in pharmaceutical industry to help with the valuations and related matters. Dr. Myers was tasked with (i) valuation of the assets under consideration, (ii) potential timelines for the drug development programs, and (iii) anticipated financing needed for at least the first program through different human clinical stages into FDA approval. Dr. Myers presented her initial report to our Board of Directors on December 9, 2017. Thereafter, we have asked that further modeling and analysis be performed incorporating additional assumptions that reflect our situation more closely than in the model that was presented.

Thereafter, we anticipate license agreements will be drafted and the terms and conditions will be negotiated. TheraCour has in the past not denied any licenses for any virus programs that we initiated. We have retained counsel to prepare and negotiate the new license agreement on our behalf. If we cannot come to an agreement with TheraCour for the shingles license, we will continue and accelerate our work on the HSV-1 (cold sores) and HSV-2 (genital ulcers) indications, which we believe will be using essentially the same or closely related dermal topical drug candidates as in development under the VZV banner at present in the HerpeCide™ program. The Company already has licenses for these indications.

The Company has continued the development of anti-HSV-1 and anti-HSV-2 drug candidates, and has tested the same against VZV in cell cultures, in addition to against HSV-1 and HSV-2. Since the candidates showed preliminary efficacy against VZV as well, the Company added shingles as an additional indication to pursue under the HerpeCide™ program.

Our earlier animal studies for efficacy testing of HSV-1 drug candidates in a mouse dermal model of the infection were performed by Professor Ken Rosenthal’s Lab at NEOUCOM/NEOMED. Professor Rosenthal has retired and his lab has closed down. We performed another confirmatory study of efficacy of our drug candidates against HSV-1 in this dermal infection mouse model at TransPharm Preclinical services, a CRO, thereafter. TransPharm was not able to meet our aggressive scheduling requirements for the development of this HSV-1 drug candidate.

We have therefore engaged Dr. Brandt’s Lab at CORL, University of Wisconsin, Madison, WI, to further develop their animal models of dermal HSV-1 and HSV-2 infections in mice and to make them suitable for screening of drugs for relative efficacy. They have recently started working on validating their HSV-1 mouse model for discriminative efficacy of different existing drugs. Once they can establish that the model distinguishes different effective drugs, we will be able to use the model for testing our HerpeCide drug candidates against HSV-1, and optimizing the same only if necessary. Following HSV-1 model development, we have commissioned them to perform similar studies for their HSV-2 genital infection mouse model as well. Dr. Brandt’s Lab developed the mouse model of viral Acute Retinal Necrosis (v-ARN) caused by HSV-1 that we have tested some of our drug candidates in as reported elsewhere.

The process for developing a license agreement for the remaining herpesviruses (other than HSV-1 and HSV-2) has officially started only around September 2017, when the Company initiated our search for an appropriate party to perform the valuation. At the same time, the anti-VZV drug development program has moved rapidly towards clinical candidate declaration stage because of several factors, namely (a) that it was simply the existing HSV-1 drug program in which the existing candidates were re-tested for effectiveness against VZV, (b) that we have had a highly successful collaboration with Dr. Moffat Lab at SUNY Syracuse with rapid turnaround times, and (c) the drug candidates were found to be highly effective against VZV in these studies.

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

Animal model studies of lethal herpesvirus infection using the highly pathogenic and neurotropic HSV-1 H129 strain in two different sites resulted in 85% to 100% survival in animals treated with certain anti-HSV nanoviricide drug candidates, while control animals uniformly died. We reported on these studies in April 2015, from Professor Emeritus Ken Rosenthal’s lab at NEOMED, and in August 2015, from TransPharm Preclinical Solutions, LLC, Jackson, MI (TransPharm), a CRO. Previously, we have improved the anti-HSV drug candidates in cell culture studies and were able to achieve significant effectiveness before engaging into animal studies. We re-designed the anti-HSV drug candidates so that the solutions would not run off the skin when applied. With this redesign, our drug candidates demonstrated complete survival of HSV-1 H129 lethally infected animals.

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

The Company has previously reported the successes of its nanoviricides drug candidates in pre-clinical studies of dermal herpes virus infections in mouse models. The studies in Dr. Brandt’s laboratory, namely CORL, at the University of Wisconsin will be critical in optimizing our anti-herpes drug candidates against ocular herpes virus infections. The goal of these studies will be to identify a drug development candidate as a treatment for ocular keratitis in humans caused by herpes simplex virus infections. We anticipate undertaking these studies as we are testing our HerpeCide drug candidates developed as skin ointment/cream against all three of dermal HSV-1, genital HSV-2, and VZV models. The treatment of ocular keratitis requires an eye drops formulation. We have tested certain of our polymer backbones in eye drop formulation application successfully previously. However, we are at present constrained by resource availability and the workload of moving our first drug candidate into IND stage.

The Company has continued to test several drug candidates with different formulation consistencies in multiple studies in order to select a clinical development candidate for the topical treatment of shingles. Following identification of the clinical development candidate, the Company will engage into scaled up production of said drug candidate at our Scale-Up Lab in the new campus. The Scale-up Lab has been in operation since June 2015, and we have scaled most production operations to 200g scale previously, and some steps to 500g~700g scales recently.

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

The Company continues to work on its anti-influenza drug candidates in parallel to its HerpeCide program. We are developing Injectable FluCide™ for hospitalized patients with severe influenza as our first, broad-spectrum anti-influenza drug candidate. We have demonstrated the very first effective orally available nanomedicine, namely oral FluCide™ for outpatients with influenza. The development of Oral FluCide is expected to follow behind Injectable FluCide. These programs are being conducted at a much lower priority, with the highest priority being given to the various indications in the HerpeCide programs. Development of an anti-Influenza drug candidate has been estimated to be an extremely expensive process with a long drug development timeframe. This is because of the large number of virus types and subtypes that change rapidly within and over seasons. The Company at present does not have the resources to engage into a full-fledged anti-Influenza drug development program.

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

At present, we plan on moving operations to our cGMP-capable manufacturing suite as the operational steps are developed to the level needed for moving them into this facility. This requires the development of draft-level Standard Operating Procedures, training, and drill-through of operations. We will also need to establish a Quality Assurance and Quality Control Department. As yet we have not hired any dedicated Quality Assurance and Quality Control personnel due to constraints on our budget. Our current staff is busy developing our pre-clinical HerpeCide programs.

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

Manufacturing Requirements of Some of Our Drug Candidates

The HerpeCide program drug product batch requirements are estimated to be fairly modest because of the topical nature of treatment. In consultation with BASi and BCG, we have currently estimated a batch size of approximately 500g will be sufficient for the “Tox Package” (i.e. safety and toxicology) studies of our dermal topical shingles drug candidate. We are estimating that a ~500g batch will be more than sufficient for initial Phase-I human clinical studies as well. Our current estimate for a Phase IIa human clinical efficacy study is also in the range of a ~500g batch requirement. We already have the facilities for producing up to 1kg per batch or more. Many of our synthesis steps have already been scaled up to 200g~500g scales. The “nanomicelle” polymer manufacture is now scaled to ~500-750g scale. Some of the synthetic steps have also been tested successfully at kg scales. Thus we believe that we have sufficient production capability for the amounts of the HerpeCide drugs that would be needed for tox package as well as clinical studies.

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

NanoViricides technology is now maturing rapidly toward the clinical studies. However, as is true with other pre-revenue biopharma drug development companies, we will need to raise additional capital to meet our clinical drug development goals.

During the reported quarter we have continued to perform further optimization of our anti-HSV-1, anti-HSV-2, and anti-VZV drug candidates. We have increased our efforts at characterization and study of each synthetic step in order to develop a knowledge base for further scale up of syntheses to larger scales. This process, as is well known in the industry, requires painstaking studies, and is time consuming. In April 2015, we reported dramatic improvement in clinical symptoms associated with a herpes simplex virus dermal infection in mice. The topical nanoviricide treatment significantly reduced the clinical disease, and led to >85% survival of the mice dermally infected with a highly aggressive, neurotropic, HSV-1 H129c strain, wherein all of the untreated mice had severe clinical morbidity and none of the untreated mice survived. Later in August 2015, we reported that these results were reproduced at a different laboratory, with 100% survival being observed. The repeat studies were conducted by Transpharm Preclinical Solutions, a pre-clinical contract research services organization (CRO), in Jackson, MI. We plan to replicate similar studies of our antiviral candidates in appropriate models for shingles, ocular HSV-1 infection and genital HSV-2 infection.

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

Once these studies are successfully completed, we expect that we will be able to announce a broad-spectrum clinical drug development candidate for the topical treatment of shingles outbreak. We believe that clinical candidates for the dermal topical treatment of HSV-1 and HSV-2 infections should be identified after further testing for effectiveness in appropriate animal models of the disease for these respective indications.

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

We believe that because of the smaller quantity requirements and the less rigorous tox package studies needed for the dermal topical treatment, our anti-HSV-1, anti-HSV-2, and anti-VZV drug candidates are likely to move more rapidly towards clinical stage, while we continue to work on our anti-influenza drug candidate.

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

The nanomedicine technologies licensed from TheraCour Pharma, Inc. (“TheraCour”) serve as the foundation for our intellectual property. NanoViricides holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting NanoViricides the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. NanoViricides may want to add further virus types to its drug pipeline, which would require negotiation with TheraCour for the same.

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

NanoViricides has entered into a Memorandum of Understanding with TheraCour, whereby TheraCour will initiate discovery and development for drug candidates for a new virus or indication upon request. If the resulting drug candidates are worthy of further drug development, NanoViricides may determine that it should enter into a licensing agreement with TheraCour. In such a case, NanoViricides would obtain an independent asset valuation for the asset(s) to be licensed from a party experienced in such valuations. NanoViricides and TheraCour would thereafter negotiate the terms of compensation for the new license agreement. However, there can be no assurance that an agreement for licenses for new viruses will be entered into on terms that are favorable to NanoViricides. We believe this process has been extremely beneficial for NanoViricides, since this process saves NanoViricides from the cost of acquiring and paying for licenses that it may not want to pursue further. At present, TheraCour has licensed to NanoViricides HSV-1 and HSV-2, but has not licensed the VZV area, nor has it licensed any of the remaining herpesviruses. Licensing of these assets is currently in process as described earlier.

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

Trademarks

On April 20, 2010, the United States Patent and Trademark Office granted trademark registration number 3,777,001 to the Company for the standard character mark “nanoviricides” (the “Mark”) for International Class 5, pharmaceutical preparation for the treatment of viral diseases. The Mark was registered on the Principal Register and is protected in all its letterforms, including corresponding plural and singular forms, various forms of capitalization, and fonts and designs.

Analysis of Financial Condition, and Result of Operations

As of December 31, 2017, we had cash and equivalents of $12,046,400, prepaid expenses of $239.532, and property and equipment of $11,030,679, net of accumulated depreciation of $2,838,422. Long-term liabilities were $1,068,110 and stockholders’ equity was $15,918,374 at December 31, 2017.

In comparison, as of June 30, 2017, we had cash and equivalents of $15,099,461, and $190,166 in prepaid expenses. Property and equipment stood at $11,271,060 net of accumulated depreciation of $2,505,501. Long-term liabilities were $2,015,354 and the stockholders’ equity was $20,321,942 at June 30, 2017.

During the six-month period ended December 31, 2017 we used approximately $2,961,000 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last more than twelve months. In addition, in order to conserve cash, we also pay compensation in stock and stock instruments to various parties. The Company believes that our spending continues to be in line with our estimates. Management believes that it will have to raise additional capital to fund and perform additional projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through and beyond February 2019.

The Company does not currently have any revenue. All of the Company’s products are in the development stage and require successful development through regulatory processes before commercialization. We have generated funding through the issuances of debt and private placement of common stock and also the sale of our registered securities. The Company does not currently have any long-term debt. We have not generated any revenues and we may not be able to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and six month periods ended December 31, 2017 and 2016.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2017 increased $125,135 to $1,386,135 from $1,261,000 for the three months ended December 31, 2016, and for the six months ended December 31, 2017 decreased $171,774 to $2,541,363 from $2,713,137 for the six months ended December 31, 2016. The increase in the cost of research and development for the three months ended December 31, 2017 is largely attributable to the increase in outside laboratory fees to collaborators, lab supplies and materials during the three month period ended December 31, 2017. The Company began laboratory studies with its collaborators in the quarter ended December 31, 2017. No outside laboratory studies were incurred in the three month period ended September 30, 2017 which is in contrast to the prior year when lab fees paid to our collaborators amounted to approximately $222,000 in the three months ended September 30, 2016 and were lower in the three months ended December 31, 2016.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2017 decreased $28,972 to $1,007,646 from $1,036,618 for the three months ended December 31, 2016 and for the six months ended December 31, 2017 increased $57,934 to $2,082,864 from $2,024,930 for the six months ended December 31, 2016. The decrease over the three month period and the increase over the six month period resulted primarily from changes in operating expenses in general.

Interest Income– Interest income increased $13,236 to $24,970 for the three months ended December 31, 2017 from interest income of $11,734 for the three months ended December 31, 2016. Interest income increased $23,451 to $49,362 for the six months ended December 31, 2016 from $25,911 for the six months ended December 31, 2016. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The increase is due to an increase in market interest rates received on our investments.

Interest Expense on Convertible Debentures – Interest expense decreased $184,725 to $60,275 for the three months ended December 31, 2017, from $245,000 for the three months ended December 31, 2016. Interest expense decreased $304,726 to $185,274 for the six months ended December 31, 2017 from $490,000 for the six months ended December 31, 2016. The decreases are a result of the repayment of the Company’s Series B Debenture on February 8, 2017 and the redemption of the Company’s Series C Debenture on November 13, 2017.

Other Expenses – Discount on convertible debentures for the three months ended December 31, 2017 decreased $303,424 to $119,863 from $423,287 for the three months ended December 31, 2016. Discount on convertible debentures for the six months ended December 31, 2017 decreased $467,535 to $359,214 from $826,749 for the six months ended December 31, 2016. The decreases in amortization are a result of the repayment of the Company’s Series B Debenture on February 8, 2017 and the redemption of the Company’s Series C Debenture on November 13, 2017. The Company recorded a loss of ($1,348,247) on the redemption of the Series C Debentures for the three and six months ended December 31, 2017.

Other Income – Change in fair value of derivatives for the three months ended December 31, 2017 decreased $307,469 to $1,100,302 from $1,407,771 for the three months ended December 31, 2016. Change in fair value of derivatives for the six months ended December 31, 2017 increased $244,089 to $1,665,151 from $1,421,062 for the six months ended December 31, 2016. Change in the fair value of derivatives is a non-cash item. It includes an estimate of the change in the Warrant liability based upon certain actuarial assumptions, see Footnote 10 to the Financial Statements and the change in the value of the shares to be issued for the redemption of the Series C Convertible Debenture. The value of 5,500,000 common shares and 150,000 shares of the Company’s Series A Convertible Preferred Stock decreased $660,000 and $41,143, respectively for the three and six months ended December 31, 2017.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the six months ended December 31, 2017, the Company had a net loss of ($4,802,449), or $ ($0.08) per share on a fully diluted basis compared to a net loss of ($4,607,843) or ($0.08) per share on a fully diluted basis for the six months ended December 31, 2016. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net operating loss in the current period was more than the net operating loss for the six months ended December 31, 2016, due to the loss on the redemption of the Company’s Series C Debenture offset by decreases in interest expense and discount amortization.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $12,046,000 as of December 31, 2017 and accounts payable and accrued liabilities of approximately $102,000. The Company had account payables due to a related party, TheraCour Pharma, Inc. of approximately $1,475,000 and accrued liabilities to a related party, an IRA owned by Dr. Milton Boniuk, a Director of the Company, of approximately $5,163,000. This accrued liability was incurred when the Company redeemed the Company’s Series C Convertible Debenture and accrued and deferred interest for the Company’s $0.001 par value Common Stock (See Note 7 to the financial statements). The Company estimates that the redemption of the Series C Convertible Debenture permits the Company to retain approximately $5,500,000 of cash that would have been otherwise paid to the Holder. The Company is currently awaiting the New York Stock Exchange authorization to issue the common stock in redemption of the debenture.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $79,931,000 at December 31, 2017.

Management believes that the Company’s existing cash resources are sufficient for its operations at the current rate of expenditures to continue through February 2019. However, management believes that the available funds are insufficient for the Company’s projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through February 2019. The Company has engaged investment banks to advise it as to raising further funding as the Company progresses towards human clinical trials. The Company believes that it can adjust its business plan according to its available resources. Further, the Company believes that it will be able to raise additional funding at an opportune time as it progresses towards human clinical trials. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Further, the Company cannot provide assurances that it will be able to raise additional funding in a timely manner, and if it can, that it will be on terms favorable for the Company’s current shareholders. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended December 31, 2017.

Subsequent Event

Effective January 27, 2018 the Company’s Chief Executive Officer, Dr. Eugene Seymour, resigned as the Chief Executive Officer and as a Director of the Company to allow a successor with pharmaceutical experience to serve in this capacity. Subject to the entry into a Severance Agreement, Dr. Seymour will assume the role of Chief Executive Officer Emeritus. The Board of Directors commenced a search for a permanent replacement for Dr. Seymour, which is ongoing. Pending the appointment of a permanent Chief Executive Officer, the Board of Directors appointed Dr. Anil Diwan, the Company’s President, as interim Chief Executive Officer. As of the date of this report, the Company and Dr. Seymour have not yet entered into a Severance Agreement.

The Company is now actively looking for a CEO with pharmaceutical industry novel chemical entity drug development experience to lead us to our next stage, namely clinical development and, assuming success in the clinic, further commercialization of our drugs. The Company has begun the interview process for the next CEO. However, interviewing multiple candidates, due diligence, selection and offer to a candidate, and the contractual paperwork may take some time to complete.

Meanwhile, the Company’s progress is expected to continue unaffected by the loss of the previous CEO, with Dr. Diwan, who has served as the Company’s President since 2005, assuming additional duties as interim CEO. Dr. Diwan has been performing several of the CEO duties increasingly since the 2013 uplisting from the OTC Markets to our NYSE listing. Dr. Diwan was instrumental in the design, development, and financing of our modern, state of the art nanomedicines synthesis, characterization, and production facility. Further, Dr. Diwan led several of the Company’s financing efforts with Dr. Seymour including two registered direct offerings conducted in September 2013 and January 2014 respectively, that raised approximately $30 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We currently have no foreign operations and are not exposed to foreign currency fluctuations. Our primary exposure to market risk is interest rate risk associated with our short-term cash equivalent investments, which the Company deems to be non-material. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

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

As of December 31, 2017, we carried out an evaluation, with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the reporting period, due to the resignation of the CEO and appointment of Dr. Diwan as Interim CEO, the Company has adopted temporary modified procedures for the treatment of related party invoices, namely, those from TheraCour Pharma, Inc. The TheraCour Pharma invoices, upon the normal review and approval by the Company’s Controller, will be submitted, rather than to the Company’s CEO for review and approval (which is the normal process), to the Audit Committee for further examination, review, and recommendation by the Board for approval. The procedure will revert to review and approval by the CEO, once a permanent CEO is appointed.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 7,716 and 15,432, respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 26,468 and 46,530, respectively, fully vested shares of restricted common stock for consulting services.

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 11,019 and 19,377, respectively, fully vested shares of its restricted common stock for Director Services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 26,468 and 46,530, respectively, fully vested shares of restricted common stock for consulting services.

For the three and six months ended December 31, 2017, the Company’s Board of Directors authorized the issuance of 11,019 and 19,377, respectively, fully vested shares of its restricted common stock for Director Services.

Effective January 27, 2018, the Company’s Chief Executive Officer, Dr. Eugene Seymour, resigned as the Chief Executive Officer and as a Director of the Company for personal reasons. Subject to the entry into a Severance Agreement, Dr. Seymour will assume the role of Chief Executive Officer Emeritus. The Board of Directors commenced a search for a permanent replacement for Dr. Seymour, which is ongoing. Pending the appointment of a permanent Chief Executive Officer, the Board of Directors appointed Dr. Anil Diwan, the Company’s President, as Interim Chief Executive Officer. As of the date of this report, the Company and Dr. Seymour have not yet entered into a Severance Agreement.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 20, 2018	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board and Interim Chief Executive Officer
(Chief Executive Officer)

/s/ Meeta Vyas
Dated: February 20, 2018	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Chief Financial Officer)

