Form 10-Q
period 2018-03-31
NANOVIRICIDES, INC.
filed 2018-05-21
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

As of May 20, 2018, there were approximately 68,985,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,617,837	$15,099,461
Prepaid expenses	332,912	190,166
Total Current Assets	10,950,749	15,289,627

PROPERTY AND EQUIPMENT
Property and equipment	14,001,766	13,776,561
Accumulated depreciation	(3,006,879)	(2,505,501)
Property and equipment, net	10,994,887	11,271,060

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(81,958)	(75,756)
Trademark and patents, net	376,996	383,198

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	13,628	55,414
Other Assets	17,143	58,929
Total Assets	$22,339,775	$27,002,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$195,540	$135,786
Accounts payable – related parties	1,688,863	340,695
Derivative liability - warrants	902,426	-
Debentures payable - Series C, net of discount	-	3,956,153
Derivative liability - Series C debentures	-	32,213
Accrued expenses	406,804	34,004
Deferred interest payable - current portion	-	166,667
Total Current Liabilities	3,193,633	4,665,518

LONG TERM LIABILITIES:
Derivative liability - warrants	-	2,015,354

Total Liabilities	3,193,633	6,680,872

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 4,523,678 and 4,348,744 shares issued and outstanding, at March 31, 2018 and June 30, 2017, respectively	4,524	4,349
Common stock, $0.001 par value; 150,000,000 shares authorized, 68,985,375 and 63,306,774 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	68,984	63,305
Additional paid-in capital	101,113,736	95,382,979
Accumulated deficit	(82,041,102)	(75,128,691)

Total Stockholders' Equity	19,146,142	20,321,942

Total Liabilities and Stockholders' Equity	$22,339,775	$27,002,814

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Research and development	$1,028,938	$1,559,202	$3,570,301	$4,272,339
General and administrative	1,389,329	1,056,512	3,472,193	3,081,442

Total operating expenses	2,418,267	2,615,714	7,042,494	7,353,781

LOSS FROM OPERATIONS	(2,418,267)	(2,615,714)	(7,042,494)	(7,353,781)

OTHER INCOME (EXPENSE):
Interest income	23,769	17,959	73,133	43,870
Interest expense on convertible debentures	-	(165,767)	(185,275)	(655,767)
Loss on extinguishment of debt	-	(332,524)	(1,348,247)	(332,524)
Discount on convertible debentures	-	(297,662)	(359,214)	(1,124,411)
Change in fair value of derivatives	284,536	255,031	1,949,686	1,676,093

Other income (expense)	308,305	(522,963)	130,083	(392,739)

LOSS BEFORE INCOME TAX PROVISION	(2,109,962)	(3,138,677)	(6,912,411)	(7,746,520)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,109,962)	$(3,138,677)	$(6,912,411)	$(7,746,520)

NET LOSS PER COMMON SHARE
- Basic	$(0.03)	$(0.05)	$(0.11)	$(0.13)
- Diluted	$(0.03)	$(0.05)	$(0.11)	$(0.13)
Weighted average common shares outstanding
- Basic	64,068,378	61,002,941	63,566,719	59,115,786
- Diluted	64,068,378	61,002,941	63,566,719	59,115,786

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2017 through March 31, 2018

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2017	4,348,744	$4,349	63,306,774	$63,305	$95,382,979	$(75,128,691)	$20,321,942

Common stock issued for employee compensation	-	-	71,430	71	65,645	-	65,716

Series A Preferred Stock issued for employee stock compensation	49,934	50	-	-	443,870	-	443,920

Series A Preferred Stock forfeited in Separation Agreement	(25,000)	(25)	-	-	25	-	-

Common stock issued for Series C Debenture	-	-	5,500,000	5,500	4,724,500	--	4,730,000

Series A Preferred stock issued for Series C Debenture	150,000	150	-	-	314,193	--	314,343

Common stock issued for consulting and legal services rendered	-	-	75,658	76	80,924	-	81,000

Warrants issued to Scientific Advisory Board	-	-	-	-	14,382	-	14,382

Warrants issued as severance payment	-	-	-	-	53,500	-	53,500

Common stock issued for Directors fees	-	-	31,513	32	33,718	-	33,750

Net loss	-	-	-	-	-	(6,912,411)	(6,912,411)

Balance, March 31, 2018	4,523,678	$4,524	68,985,375	$68,984	$101,113,736	$(82,041,102)	$19,146,142

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,912,411)	$(7,746,520)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	443,920	1,101,661
Common shares issued as compensation and for services	180,466	196,895
Warrants issued to Scientific Advisory Board	14,382	32,462
Warrants issued for severance agreement	53,500
Common shares issued for debenture interest	60,274	440,512
Depreciation	501,378	489,330
Amortization	6,202	6,201
Change in fair value of derivative liability	(1,949,686)	(1,676,093)
Amortization of debt discount on convertible debentures	359,214	1,124,411
Loss on extinguishment of Series C Debenture	1,348,247	-
Loss on extinguishment of Series B Debenture	-	332,524
Changes in operating assets and liabilities:
Prepaid expenses	(142,746)	2,177
Prepaid expenses – related party	-	(370,187)
Other assets	41,786	37,752
Accounts payable	59,754	16,182
Accounts payable - related party	1,348,168	(767,454)
Accrued expenses	372,800	16,668
Deferred interest payable	(41,667)	(125,001)

NET CASH USED IN OPERATING ACTIVITIES	(4,256,419)	(6,888,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(225,205)	(118,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Series B Debentures payable	-	(1,000,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,481,624)	(8,007,100)
Cash and cash equivalents at beginning of period	15,099,461	24,162,185

Cash and cash equivalents at end of period	$10,617,837	$16,155,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$166,667	$492,434

Noncash Investing and Financing Activities
Common shares issued for Series C Debenture	$4,605,000	-
Common shares issued for deferred interest	$125,000	$83,334
Common shares issued for debenture payment	$-	$5,000,000
Series A Preferred Shares issued for Series C Debentures	$314,343	$-

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March 31, 2018 AND 2017

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

We are a company with several drugs in various stages of early development. Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have the necessary exclusive licenses in perpetuity. The first agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. Under the License Agreements, TheraCour Pharma will receive a royalty upon sale of resulting products from NanoViricides. There is no royalty payable to date. The Company has declared its intent to license VZV (shingles) and the remaining human herpesviruses from TheraCour, and has conducted a valuation for the shingles and PHN indications. The Company intends to complete the negotiations after the appointment of a new Chief Executive Officer. The search for a new CEO with appropriate pharmaceutical industry background is ongoing and the Company is performing due diligence on the final candidates at this time.

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

The Company has declared its intent to license VZV (shingles) and the remaining human herpesviruses from TheraCour, and has conducted a valuation for the shingles and PHN indications recently. The Company intends to complete the negotiations after the appointment of a new Chief Executive Officer.

The Company’s search for a new CEO with strong pharmaceutical industry background has been accelerated after Dr. Seymour’s retirement at the end of January 2018. The Executive Search Committee is currently performing due diligence on the final candidates. In the interim, the Board has appointed Anil R. Diwan, PhD, President and Chairman, as the acting CEO in January, following retirement of Dr. Eugene Seymour. His appointment as interim CEO has provided the Company with a continuous leadership. Dr. Diwan and Dr. Seymour together constituted the Executive Committee, and thus, Dr. Diwan has been involved in strategic decision-making, as well as fund-raising activities since the founding of the Company.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2018	March 31, 2017

Warrants	6,958,162	6,662,428

Total potentially outstanding dilutive common shares	6,958,162	6,662,428

The Company has also issued 4,523,678 shares of Series A Preferred Stock to investors and others as of March 31, 2018. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects.

At March 31, 2018, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 15,832,873, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents the basic and diluted per share calculations for loss from continuing operations:

	For the three months ended March 31, 2018		For the nine months ended March 31, 2017
	2018	2017	2018	2017
Calculation of basic loss per share of common stock:

Net loss attributable to common stockholders	$(2,109,962)	$(3,138,677)	$(6,912,411)	$(7,746,520)

Denominator for basic weighted average shares of common stock	64,068,378	61,002,941	63,566,719	59,115,786

Basic loss per share of common stock	$(0.03)	$(0.05)	$(0.11)	$(0.13)

Series C debentures were excluded from the fully diluted loss per share calculation for the nine months ended March 31, 2018 because their inclusion is anti-dilutive. Series B and Series C debentures were excluded from the fully diluted loss per share calculation for the three and nine months ended March 31, 2017 because their inclusion is anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and therefore, would not be required to be measured at fair value every reporting period. ASU 2017-11 is effective for annual and interim periods beginning December 15, 2018, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

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

Note 3 - Financial Condition

The Company’s financial statements for the interim period ended March 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has an accumulated deficit at March 31, 2018 of $82,098,190. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future.  Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs.  The Company has not yet commenced any product commercialization.  Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2018, the Company had cash and cash equivalents of $10,617,837.

Management believes that the Company’s existing cash resources are sufficient for its operations at the current rate of expenditures to continue through May 2019. However, management believes that the available funds are insufficient for the Company’s projected work, which is beyond our normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through May 2019. The Company has engaged investment banks to advise it as to raising further funding as the Company progresses towards human clinical trials. The Company believes that it can adjust its business plan according to its available resources. Further, the Company believes that it will be able to raise additional funding at an opportune time as it progresses towards human clinical trials. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Further, the Company cannot provide assurances that it will be able to raise additional funding in a timely manner, and if it can, that it will be on terms favorable for the Company’s current shareholders. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, interim CEO, significant stockholder and Director

Eugene Seymour	CEO Emeritus, significant stockholder

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director and significant stockholder

	For the three months ended		For the nine months ended
	March 31, 2018	March 31, 2017	March 31, 2017	March 31, 2017
Property and Equipment

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$12,705	$1,589	$12,705	$19,584

	As of
	March 31, 2018	June 30, 2017
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of a certain portion of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf. Accounts payable due TheraCour Pharma Inc. on the reporting date was	$1,688,863	$340,695

	For the three months ended		For the nine months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2018 and June 30, 2017	$529,031	$635,591	$2,299,712	$2,475,707

	As of
	March 31, 2018	June 30, 2017
Debentures Payable to a Director

Series C Convertible Debentures - Milton Boniuk	$-	$5,000,000

On November 13, 2017 the Company entered into a Debenture Redemption Agreement with an entity controlled by Dr. Milton Boniuk to redeem the Series C Debenture (see Note 7). The related shares were issued on March 21, 2018

	As of
	March 31, 2018	June 30, 2017
Debenture Interest Payable to a Director

Coupon interest payable on $5,000,000 Series C Convertible Debentures and deferred. The deferred interest was paid quarterly over the term of the debenture commencing September 30, 2015:	$-	$166,667

Coupon interest expense on the Series C Debenture to the IRA for Dr. Milton Boniuk for the three months ended March 31, 2018 and 2017 was $0 and $125,000, respectively and for the nine months ended March 31, 2018 and 2017 was $185,274 and $375,000, respectively. The Series C Debenture was redeemed on November 13, 2017.

Coupon interest expense on the Series B Debentures to Dr. Milton Boniuk for the three-months ended March 31, 2017 was $27,178, and for the nine months ended March 31, 2017 was $187,178. The Series B debenture matured on February 1, 2017.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2018	June 30, 2017

GMP Facility	$8,011,230	$7,996,402

Land	260,000	260,000

Office Equipment	57,781	48,486

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,667,148	5,466,066

Total Property and Equipment	14,001,766	13,776,561

Less Accumulated Depreciation	(3,006,879)	(2,505,501)
Property and Equipment, Net	$10,994,887	$11,271,060

Depreciation expense for the three months ended March 31, 2018 and 2017 were $168,457 and $163,611, respectively, and for the nine months ended March 31, 2018 and 2017 were $501,378 and $489,330, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2018	June 30, 2017

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(81,958)	(75,756)
Trademarks and Patents, Net	$376,996	$383,198

Amortization expense amounted to $2,067 and $2,067 for the three months ended March 31, 2018 and 2017, respectively, and $6,202 and $6,201 for the nine months ended March 31, 2018 and 2017, respectively.

Note 7 - Convertible Debentures and Derivatives

Debentures - Series B

The Series B debentures matured on February 1, 2017. For the three-month period ended March 31, 2017, the Company paid $13,589 of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive their $27,178 of coupon interest payment in shares of the Company’s common stock. For the nine-month period ended March 31, 2017, the Company paid $173,589 of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive their $107,178 of coupon interest in shares of the Company’s common stock.

The debt discount had been amortized to interest expense over the term of the debenture. The Company recognized amortization of the discount as an additional interest charge to “Discount on convertible debentures” for the three and nine months ended March 31, 2017, in the amount of $89,165 and $525,263, respectively. The debenture contained embedded derivatives that were not clearly and closely related to the host instrument. The embedded derivatives were bifurcated from the host debt instrument and treated as a liability.

For the three and nine months ended March 31, 2017 the change in fair value of the bifurcated embedded derivatives was ($28,284) and ($203,030), respectively, which is included in the change in fair value of derivatives on the statement of operations.

Debenture - Series C

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “Debenture”) from Dr. Milton Boniuk, a member of the Company’s Board of Directors (the “Holder”). The Debenture was due on June 30, 2018 (the “Maturity Date”) and was convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $5.25 per share of Common Stock. The Debenture bore interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 was deferred, to be paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of Common Stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment is due. The Series C Convertible Debenture was redeemed on November 13, 2017 (see below) therefore, for the three-month period ended March 31, 2018 no interest was due or payable. For the three-month period ended March 31, 2017, the Holder of the Company’s Series C Convertible Debentures elected to receive $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in shares of the Company’s common stock. For the nine-month period ended March 31, 2018, the Holder elected to receive $60,274 (through November 13, 2017) of its coupon interest payment and $125,000 of deferred interest payment in common stock of the Company and $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash. For the nine month period ended March 31, 2017, the Holder elected to receive $250,000 of its coupon interest payment and $83,334, of its deferred interest payment in shares of the Company’s common stock and $125,000 of its coupon interest payment and $41,667, of its deferred interest payment in cash.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debentures, the Company issued 187,000 shares of its Series A Convertible Preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount was amortized over the term of the Debenture using the effective interest method.

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $0 and $208,497 for the three month period ended March 31, 2018 and 2017, respectively, and $359,214 and $599,148 for the nine month periods ended March 31, 2018 and 2017, respectively.

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

The Company uses a lattice model that values the compound embedded derivatives of the Series C Convertible Debenture based on a probability weighted discounted cash flow model at November 13, 2017 and June 30, 2017.

The following assumptions were used for the valuation of the compound embedded derivative at November 13, 2017 and June 30, 2017:

•	The balance of the Series C Convertible Debenture as of November 13, 2017 and June 30, 2017 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.00 at November 13, 2017, from $1.35 at June 30, 2017, with lower projected annual volatility. The warrant value with the $6.05 exercise price decreased due to the decreasing term remaining;

•	The projected annual volatility was based on the Company historical volatility:

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.99%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Convertible Debenture at November 13, 2017 and June 30, 3017 was $15,449 and $32,213, respectively.

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

Pursuant to the Redemption Agreement for the Company’s Series C Debenture, the Company issued 5,500,000 of its registered Common Stock, from its shelf registration and 150,000 shares of Series A Preferred Stock upon receiving consent to issue the shares pursuant to New York Stock Exchange (“NYSE”) regulations, The Company submitted a request for authorization to issue the Common Stock and Series A Preferred Shares to the NYSE, which was authorized on March 18, 2018 and the shares were issued on March 21, 2018.

On November 13, 2017, the Company recognized a liability arising from the obligation to issue the shares in settlement of the redemption of the Company’s Series C Debenture totaling $5,864,337. On March 21, 2018, when the shares where issued, the 150,000 Series A Preferred shares had a fair value of $314,343 and the Common shares had a fair value of $4,730,000.

The change in the fair value of the obligation to issue registered shares is recorded in the statements of operations as “change in fair value of derivatives”. For the three and nine months ended March 31, 2018, the gain from the change in fair value of the obligation to issue registered shares was $118,851 and $819,994, respectively.

On March 21, 2018, when the shares were issued, the liability for the obligation to issue registered shares of $4,730,000 for the common shares and $314,343 for the Series A Preferred shares was reclassed to stockholders’ equity.

The Series A Preferred shares fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.14 to $.92;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 12.27% to 15.25% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 3.00 to 2.59 years;

f.	31.69% to 30.43% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 58.33% to 52.49% volatility, 1.62% to 2.30% risk free rate) applied to the converted common.

Note 8 - Equity Transactions

On July 21, 2015, the Board of Directors approved the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A Preferred shares to Dr. Diwan. 75,000 shares vested on June 30, 2016 and 75,000 shares vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement ending on June 30, 2018 and are subject to forfeiture. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred Shares for the three and nine months ended March 31, 2018 of $66,786 and $200,358, respectively and for the three and nine months ended March 31, 2017 of $74,317 and $222,950, respectively. The balance of $66,786 will be recognized as the remaining shares are vested.

On July 21, 2015, the Board of Directors approved the employment agreement with Dr. Eugene Seymour, the Company’s Chief Executive Officer. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 225,000 Series A Preferred shares to Dr. Seymour. 75,000 shares vested on June 30, 2016 and 75,000 shares vested on June 30, 2017. The Company recognized a noncash compensation expense related to the issuance of the Series A Preferred shares for the three and nine months ended March 31, 2017 of $74,317 and $222,950, respectively.

On January 27, 2018, Dr. Eugene Seymour resigned as the Chief Executive Officer and as a Director of the Company. The separation agreement calls for the vesting of 50,000 of the 75,000 Series A Preferred shares that were originally scheduled to vest on June 30, 2018 per the employment agreement, with the remaining 25,000 shares being forfeited and cancelled during the three months ended March 31, 2018. The Company reversed the compensation recorded from July 1, 2017 through December 31, 2017 related to the 75,000 shares that will no longer vest under the terms of the employment agreement and then calculated the fair value of the 50,000 shares as a result of the modification of the award as of January 27, 2018. The Company then recognized noncash compensation expense related to the issuance of the Series A Preferred Shares pursuant to the Settlement Agreement for the three and nine months ended March 31, 2018 of ($12,564) and $121,008, respectively.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 34,502 and 49,934, respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded expense of $77,492 and $122,555, respectively, for the three and nine months ended March 31, 2018.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2017	2,572	$8,242
8/31/2017	2,572	8,397
9/30/2017	2,572	8,588
10/31/2017	2,572	7,010
11/30/2017	2,572	6,313
12/31/2017	2,572	6,513
1/31/2018	2,572	5,552
2/28/2018	2,572	5,404
3/01/2018	26,786	60,725
03/31/2018	2,572	5,811
	$49,934	$122,555

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $.8225 to $1.14;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 12.27% to 15.50% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 3.00 to 2.59 years;

f.	31.69% to 29.78% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 58.33% to 52.33% volatility, 1.53% to 2.30% risk free rate) applied to the converted common.

For the nine months ended March 31, 2018, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $1.16 per share expiring in February 2022, 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $1.17 per share expiring in November 2021 and 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $1.56 per share expiring in August 2021.  The fair value of the warrants was $4,207 for the three months and $14,382 for the nine months ended March 31, 2018 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of the grants using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	53.56-56.10%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.67-2.30%

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 29,128 and 75,658, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $81,000 for the three and nine months, respectively, which was the fair value on the dates of issuance.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 12,136 and 31,513, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $33,750 for the three and nine months, respectively, which was the fair value on the dates of issuance.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $65,716.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 250,000 warrants to purchase 250,000 shares of its common stock as severance pay. The Company recognized a noncash compensation expense of $53,500

Note 9 - Stock Warrants

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2017	6,673,860	$4.93	1.36	$-

Granted	284,302	1.92	4.84	-
Outstanding and exercisable at March 31, 2018	6,958,162	$4.81	0.84	$-

Of the above warrants, none expire in fiscal year ending June 30, 2018; 6,548,108 expire in fiscal year ending June 30, 2019; 68,592 expire in fiscal year ending June 30, 2020, 57,160 expire in fiscal year ending June 30, 2021, 34,302 expire in the fiscal year ending June 30, 2022 and 250,000 expire in the fiscal year ending June 30, 2023.

Note 10 - Fair Value Measurement

Fair value measurements

At March 31, 2018 and June 30, 2017, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At March 31, 2018 and June 30, 2017 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2018:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – warrants	$-	-	$902,426
Total derivatives	$-	$-	$902,426

	Fair Value Measurements at
	June 30, 2017:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Series C debentures	$-	-	$32,213
Derivative liability – warrants	-	-	2,015,354
Total derivatives	$-	$-	$2,047,567

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued 2,945,428, and 2,479,935 warrants, respectively, and of which, 2,810,071 and 2,479,935, respectively, are outstanding at March 31, 2018. Additionally, the Company issued 58,910 and 76,306 warrants, respectively, to the placement agents which are also outstanding at March 31, 2018, for a total number of 5,425,222 warrants outstanding and issued pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of March 31, 2018 and June 30, 2017 with the following assumptions:

-	The 5-year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
3/31/18	53%
6/30/17	60%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended March 31, 2018:

Fair Value Measurement

	Fair Value Measurement
	Using Significant Unobservable Inputs
	Derivative Liability- Series C	Derivative Liability- Warrant
Beginning balance at July 1, 2017	$32,213	$2,015,354
Additions during the year	-	-
Change in fair value	(16,764)	(1,112,928)
Transfer in and out of Level 3	(15,449)	-
Balance at March 31, 2018	$-	$902,426

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

The Company and Dr. Seymour, the Company’s former Chief Executive Officer and Director, entered into an employment agreement effective July 1, 2015, for a term of three years. Dr. Seymour’s compensation would be $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Seymour was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016 and 75,000 vested on June 30, 2017. The remainder of the shares will vest over the remaining term of the employment agreement and are subject to forfeiture. The employment agreement also provided incentive bonuses of $75,000 per year payable on or before July 31, 2015, 2016 and 2017. The incentive bonuses have been paid according to the terms of the contract.

On January 27, 2018, the Company’s Chief Executive Officer, Dr. Eugene Seymour, resigned as the Chief Executive Officer and as a Director of the Company to allow a successor with pharmaceutical experience to serve in this capacity. On April 30, 2018, the Company and Dr. Seymour finalized a Severance Agreement. Dr. Seymour has assumed the role of Chief Executive Officer Emeritus and will be available to the Company on an as-needed basis.

Dr. Seymour received a severance consisting of the continued payment of his salary through December 2018, the automatic vesting of 50,000 shares of Series A Preferred Stock and warrants to purchase 250,000 shares of the Company’s common stock. The remainder of his unvested shares of Series A Preferred Stock was forfeited. In connection with Dr. Seymour’s resignation on January 27, 2018, the Company accrued $366,667 for the continuation of his salary, $10,000 for upfront expenses, and $53,500 for the unvested warrants, which were reported as compensation expense. $110,000 of the accrued liability was paid to Dr. Seymour on May 2, 2018.

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

The Company intends to complete negotiation for a license for VZV, Shingles Virus, upon engagement of a new CEO. If the Company cannot come to an agreement with the Licensor, the Company will continue with the development of its currently licensed HSV-1 and HSV-2 drug candidates.

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

The Company’s effective tax rate for the nine months ended March 31, 2018 and 2017 was 0% and 0%.

The Tax Cut and Jobs Act of 2017 was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34% to 21% and eliminates the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate income tax rate, the Company wrote down approximately $5.3 million of the gross deferred tax assets and valuation allowance as of March 31, 2018, which has no impact on the financial statements for the three and nine months ended March 31, 2018.

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

Our anti-viral therapeutics, that we call “nanoviricides®” are designed to appear to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drugs will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately. Viruses would not be able to escape the nanoviricide by viral mutations since they continue to bind to the same cellular receptor and thus would be captured by the nanoviricide. Virus escape by mutations is a major problem in the treatment of viral diseases using conventional drugs.

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

Our Product Pipeline

We have focused our efforts almost exclusively on the HerpeCide™ program, given our budgets and current financial condition.

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

The potential broad-spectrum nature of our anti-HSV drug candidates is enabling several anti-Herpes indications under our HerpeCide™ program. Of these, our (i) Topical Treatment for Shingles (VZV) is currently moving most rapidly towards clinical stage. We believe that the other anti-Herpes drug candidates, would follow this lead drug to the clinical stage, namely, (ii) skin cream for the treatment of orolabial herpes (“cold sores”) and recurrent herpes labialis (RHL) mostly caused by HSV-1, and (iii) skin cream for the treatment of genital herpes caused by HSV-2.

In addition, a fourth indication, (iv) ocular eye drops treatment for external eye herpes keratitis (HK), caused by HSV-1 or HSV-2, is expected to follow with the same API or a variant thereof into further drug development.

Further, we have announced that we have begun preclinical drug development work on a fifth indication under the HerpeCide program, namely (v) viral Acute Retinal Necrosis (v-ARN), intravitreal injection.

The Company reports that it is close to identifying a clinical candidate for VZV shingles skin cream topical treatment. We have successfully scaled up production to make sufficient amounts of the lead candidates for a preliminary rat toxicology study, in the previous quarter.

The Company has announced that it has expanded its in vivo testing agreement with the University of Wisconsin to encompass testing its topical anti-herpes agents in animal models of HSV-induced dermal, ocular and genital herpes virus infections, in March 2018.

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

The non-GLP safety and toxicology study in rats was performed at AR Biosystems, Beverly, MA. The study was designed to (i) evaluate the direct effects of topical delivery of the drug candidates on the skin, (ii) assess if the drugs attain detectable levels in the blood, and also (iii) evaluate whether there are any effects on the blood and primary organs, in uninfected animals. The results of this study will provide the basis and focus for the IND-enabling GLP safety and toxicology studies that are required for the IND submission to the U.S. FDA. As a result of the success of its drug lead optimization process, the Company selected two clinical development candidates for further evaluation in this initial safety/toxicology study. The animal experiment portion of this study has been completed as of the end of January 2018.

Subsequent to this reporting period, on April 9, 2018, the Company reported that its drug candidates in the HerpeCide™ program have been found to be safe based on multiple parameters in this recently completed initial non-GLP safety/toxicology study in rats.

No clinically observable adverse safety and toxicology effects were seen in this study of the Company’s optimized topical dermal drug candidates. There were no adverse effects on the skin at the treatment sites. Equally importantly, the results of the non-GLP safety and toxicology study showed that there were no overall observable systemic effects either. There were no observable direct effects on the primary organ function whether the drug was administered to the skin or administered systemically. This includes liver and kidney function. This is important as the liver and kidneys are major organs involved in drug toxicity.

These results are consistent with the positive findings in a model of VZV (the shingles virus) infection of human skin in which no safety or toxicology concerns have been observed, further demonstrating the safety of these drug candidates. The drug candidates have shown strong effectiveness in these shingles virus studies as well, as previously reported. Further, these candidates have demonstrated strong anti-viral activities against HSV-1, HSV-2, and VZV in cell culture studies using multiple cell lines.

Dermal topical treatment of rats with formulated drug candidates was evaluated in this study as a primary objective, since skin is the primary breakout site of HSV-1, HSV-2, and VZV infections. Additionally, the same drug candidates as formulated for systemic delivery were employed to evaluate potential systemic safety/toxicological effects.

The success of our drug candidates in this preliminary rat safety/toxicology study has cleared the path for taking these candidates into formal GLP safety/toxicology studies that are required for filing an IND. We believe that, additionally, the results of this preliminary rat safety/tox study also give us confidence that the dermal topical treatments we are developing for the treatment of HSV-1 cold sores, and HSV-2 genital ulcers also should exhibit similar strong safety characteristics.

The Company’s drug candidates in HerpeCide™ program are being developed for direct topical application on the affected areas to control the infections. Direct topical application enables delivery of the highest possible concentrations of the active substance directly at the site of infection. This allows for maximal clinical effectiveness, while at the same time minimizing side effects that are seen with systemic therapy (such as oral drugs or injectables).

We have already begun to scale up production of these tested candidates to the larger amounts as estimated to be required for the ensuing Tox Package studies. We have now estimated that approximately 750g of the candidate will be needed for such a study, based on discussions with BASi, Inc., IN, the service provider, and Biologics Consulting Group, VA, our regulatory consultants. We continue to increase the scale of production to meet this required quantity. We are also working on detailed characterization of the materials at different synthetic steps as will be needed for the Chemistry, Manufacture, and Controls (CMC) section of an IND application.

The market size for anti-shingles drugs is currently estimated to be in the range of several billions of dollars, even after a new shingles vaccine, Shingrix® (GlaxoSmithKline) has become available, based on a recent report by Dr. Myers of BioEnsemble, LLC, pharma industry consultants, commissioned by the Company.

More specifically, the report estimated that our anti-shingles drug could reach peak annual sales of as much as $2 Billion, depending upon the effectiveness determined in clinical trials, at an assumed 50% market penetration, if it is effective in reducing incidence of post-herpetic neuralgia (PHN). Based on current pre-clinical data, we believe that there is a very strong probability that our shingles treatment would significantly minimize the shingles pain, accelerate healing, and minimize nerve damage, thereby minimizing the occurrence and severity of post-herpetic neuralgia (PHN). Our pre-clinical drug design efforts have been aimed at developing a treatment for shingles that would have pain reduction effects as well as healing effects on skin.

Initially, we plan on performing clinical trials based on VZV related biomarkers and clinical pathology, which we believe would be sufficient for a first indication for approval of the drug for treatment of shingles by the US FDA. Sales of an effective drug against shingles with this limited indication are projected to reach several hundreds of millions of dollars. We plan on performing observations regarding PHN in these clinical trials so that an informed PHN clinical trial may be performed later to extend the drug indication.

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

Typically, the synthesis of small chemicals, such as the ligands we use to direct the nanoviricide against a specific type of virus, is substantially easier to scale up than the synthesis of polymers. We have been able to scale up production of the two different ligands under potential clinical development consideration for VZV shingles treatment to approximately 200g scale already. We anticipate being able to scale up to approximately 500g level or more, as necessary.

The process of chemically covalently connecting the ligands to the polymer backbone, to produce the nanoviricides, is now being investigated further to optimize the operations for scalability. At present, we have been able to make research quantities of the anti-VZV nanoviricides at approximately 10~20g scale in a reproducible manner. We are working on scaling up this last step of synthesis of a HerpeCide program drug candidate.

Our polymer backbone itself is designed based on the route of application. In the case of the shingles drug candidate, as well as for HSV-1 cold sores, and for HSV-2 genital ulcers, the route is dermal topical application.

We are now working on final formulation of the “drug product” as well. After synthesizing the active chemical component, additional substances called “excipients” are added to it to provide specific desired characteristics. The resulting substance is called the drug product.

Thus we are on course to be able to manufacture the required quantities of materials for the Tox Package studies.

In addition to VZV, we are also developing dermal topical drugs against HSV-1 cold sores and HSV-2 genital ulcers. Dr. Brandt’s Lab at CORL, the University of Wisconsin, Madison, WI, is currently in the process of validating animal models for the study and evaluation of relative efficacies of different treatments for HSV-1 infection in mice as well as for HSV-2 infection in mice. If their animal models are successful in differentiating effectiveness of different drug candidates, then we will be able to evaluate our drug candidates for the treatment of HSV-1 cold sores as well as for the treatment of HSV-2 genital ulcers, in addition to the VZV testing being performed.

The ligands currently in use for the nanoviricide drug candidates against VZV shingles were actually developed using computer models of HSV binding to its cellular receptor, and not against VZV itself. Our program shifted to advance a VZV candidate as our first indication. The Company intends to complete negotiation for a license for VZV, Shingles Virus, upon engagement of a new CEO. If the Company cannot come to an agreement with the Licensor, the Company will continue with the development of its currently licensed HSV-1 and HSV-2 drug candidates. Because of several advantages that would enable earlier entry into clinical trials for the shingles candidates, and additionally because of the speed with which this drug development program moved forward. The shingles drug development program has been moving rapidly primarily because of the quick turnaround time and high responsiveness of the Dr. Moffat Lab at SUNY Syracuse, our critical collaborator for human skin effectiveness studies of our drug candidates.

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

Thus, we have made significant and substantial progress in the reporting quarter towards the goal of filing our first IND application, and we continue to build on this progress.

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

Acute Retinal Necrosis is characterized by severe ocular inflammation, retinal necrosis, and a high incidence of retinal detachment (RD) leading to visual loss and blindness. This disease is caused by members of the herpesvirus family, including, herpes simplex virus-2 (HSV-2), varicella zoster virus (VZV), and herpes simplex virus (HSV-1). An estimated 50,000 new and recurrent cases of ocular herpes per year are reported in the United States alone, and in a small proportion of the patients, the disease escalates to v-ARN. We anticipate that ocular herpes or v-ARN may qualify for an orphan disease indication.

Our current development has focused on API suitable for formulating into a skin ointment for the treatment of VZV shingles, HSV-1 cold sores, or HSV-2 genital ulcers. As these drug candidates advance further, we plan on performing fully integrated drug development for herpes keratitis (a disease of the external eye) and ocular herpes (a disease involving the retina).

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

External eye infections with HSV-1 have been reported to be the leading cause of infectious blindness in the developed world, with recurrent episodes of viral reactivation leading to progressive scarring and opacity of the cornea. HSV epithelial keratitis afflicts the epithelium of the cornea. In some cases, the disease progresses to HSV stromal keratitis, which is a serious condition. HSV stromal keratitis involves the stroma, the layer of tissue in the cornea, which is deeper in the eye than the epithelium. Its pathology disease involves the HSV infection of stromal cells, and also involves the inflammatory response to this infection. It can lead to permanent scarring of the cornea resulting in diminished vision. More serious cases require corneal replacement surgery. About 75% of corneal replacements are known to fail in a 20-year time frame, due to graft versus host disease (i.e. rejection of the foreign implant by the body), requiring a new procedure, or resulting in blindness.

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

Herpesviruses become latent in neuronal cells or in ganglia, and cause periodic localized breakouts that appear as skin rashes and lesions. Systemic drug treatment results in side effects because of the high systemic drug concentrations that need to be achieved and the large drug quantities that must be administered. Since the virus remains mostly localized in the area of the rash and connected nerve apparatus, using high concentrations of drugs delivered in small quantities topically would allow maximizing the effectiveness while minimizing the side effects, leading to minimizing viral production at the site. Such effective local control of the virus titer is expected to lead to reduction in recurrence of herpesvirus “cold sores” or genital ulcers, and reduction in shingles related PHN.

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

The Company thus believes that it can develop its broad-spectrum anti-herpes drug candidate towards at least five topical indications, namely, (a) shingles, (b) oral herpes (“cold sores”), (c) genital herpes, (d) herpes keratitis (external eye infection), and (e) ocular herpes including v-ARN (internal eye infection). As the HerpeCide™ program progresses, it is likely that additional herpesvirus related pathologies may become amenable to treatment with our herpesvirus drug candidates.

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

Currently, valacyclovir (Valtrex®) is approved as an oral drug for the treatment of severe shingles, but it has limited effectiveness. Another oral drug known as “FV-100” was studied in clinical trials for the treatment of shingles by Bristol-Myers Squibb, and later by Contravir. FV-100 works only against VZV and does not work against other herpesviruses. A Phase 3 study with PHN as end-point was completed in November 2017. Further development appears to have been stopped for FV-100.

There is also a new preventive vaccine for shingles, “Shingrix”. Given the number of cases of severe shingles, we believe that there is an unmet medical need for developing a topical skin cream for the treatment of shingles, even with a successful introduction of this vaccine. Local application should enable delivery of stronger, local doses of medicine, with a stronger patient benefit, than oral systemic dosing allows.

Existing therapies against HSV include acyclovir and drugs chemically related to it. These drugs must be taken orally or by injection. Available topical treatments, including formulations containing acyclovir or chemically related anti-HSV drugs, are not very effective. Currently, there is no cure for herpes infection. Brincidofovir (CMX001) is being developed by Chimerix. It failed in a Phase 3 clinical trial for hCMV in organ transplants, and its Phase1/2 clinical trial for HSV in neonates was withdrawn recently. Cidofovir is a known highly effective but also toxic, broad-spectrum nucleoside analog, drug that was modified with a lipidic chain structure to create brincidofovir. Pritelivir, by AiCuris, is a DNA Helicase/Primase inhibitor (HSV-1 and HSV-2) that has successfully completed certain Phase 2 clinical trials, and its indication in immune-compromised patients has received a fast track status from the US FDA. Letermovir (Merck/AiCuris), a terminase complex inhibitor, is effective only against hCMV and has entered a Phase 3 clinical study in kidney transplant patients.

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

We believe that when an effective topical treatments against VZV shingles, HSV-1 cold sores and HSV-2 genital ulcers, are introduced, their market sizes are likely to expand substantially, as has been demonstrated in the case of HIV as well as Hepatitis C.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead anti-Herpes-virus programs. In particular, we have focused on a work plan towards clinical development candidate for the topical skin ointment for the treatment of shingles outbreak. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for four additional indications in the HerpeCide™ project, namely, cold sores, genital ulcers, external ocular viral infections, and viral acute retinal necrosis. We have also continued to work on our anti-influenza drug development programs under the FluCide™ project at a slow pace. The FluCide program is expected to be quite expensive for development, based on our pre-IND discussions with the US FDA. We have therefore prioritized our resources with the goal of filing our first IND in the shortest possible timeframe.

NanoViricides has licenses from TheraCour Pharma, Inc., (TheraCour), our development partner and where the intellectual property has originated, for HSV-1 and HSV-2, but not for the remaining herpesviruses. NanoViricides in the past has asked TheraCour to work on unlicensed viruses in order to determine the feasibility of fully engaging into a program before licensing it. This has been the case with Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Ebola and Marburg viruses, as well as SARS, MERS, and VZV, to name a few. TheraCour initiates work on a given virus or program only after NanoViricides asks for such work to be done. Historically, these requests have been verbal, usually based on meetings of the senior level scientists and executives. Of these programs, we ended up licensing Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Ebola and Marburg viruses, in the additional license agreement. NanoViricides has disclosed our intention to obtain licenses for VZV as well as other remaining unlicensed herpesvirus indications from TheraCour Pharma. As is the standard process with such agreements, and the process that we have followed in the past, the Company needs to obtain a valuation of the assets under consideration. We have retained Dr. Carolyn Myers of BioEnsemble LLC, an expert in in-licensing, out-licensing, valuations, and M&A in pharmaceutical industry to help with the valuations and related matters. Dr. Myers was tasked with (i) valuation of the assets under consideration, (ii) potential timelines for the drug development programs, and (iii) anticipated financing needed for at least the first program through different human clinical stages into FDA approval. Dr. Myers presented her initial report to our Board of Directors on December 9, 2017. Thereafter, we have asked that further modeling and analysis be performed incorporating additional assumptions that reflect our situation more closely than in the model that was presented. Thereafter, we anticipate license agreements will be drafted and the terms and conditions will be negotiated. TheraCour has in the past not denied any licenses for any virus programs that we initiated. We have retained counsel to prepare and negotiate the new license agreement on our behalf. The Company intends to complete these new license negotiations after a new CEO is appointed. If we cannot come to an agreement with TheraCour for the shingles license, we will continue and accelerate our work on the HSV-1 (cold sores) and HSV-2 (genital ulcers) indications, which we believe will be using essentially the same or closely related dermal topical drug candidates as in development under the VZV banner at present in the HerpeCide™ program. The Company already has licenses for these indications.

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

We have therefore engaged Dr. Brandt’s Lab at CORL, University of Wisconsin, Madison, WI, to further develop their animal models of dermal HSV-1 and HSV-2 infections in mice and to make them suitable for screening of drugs for relative efficacy. They are working on validating their HSV-1 mouse model for discriminative efficacy of different existing drugs. Once they can establish that the model distinguishes different effective drugs, we will be able to use the model for testing our HerpeCide drug candidates against HSV-1, and optimizing the same only if necessary. Following HSV-1 model development, we have commissioned them to perform similar studies for their HSV-2 genital infection mouse model as well. Dr. Brandt’s Lab developed the mouse model of viral Acute Retinal Necrosis (v-ARN) caused by HSV-1 that we have tested some of our drug candidates in as reported elsewhere.

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

The Company has continued to test several drug candidates with different formulation consistencies in multiple studies in order to select a clinical development candidate for the topical treatment of shingles. Following identification of the clinical development candidate, the Company will engage into scaled up production of said drug candidate at our Scale-Up Lab in the new campus. The Scale-up Lab has been in operation since June 2015, and we have scaled most production operations to 200g scale previously, and some steps to 500g~1kg scales recently.

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

After these infrastructure improvements, we plan to produce at least three consecutive batches of a drug product and satisfy that said drug product is within our own defined specifications. If we are satisfied with such strong reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the US FDA.

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

If we are able to attract and hire quality candidates that we severely need, we anticipate that it will take at least six months to one year for each such person to be fully productive as an integrated part of our team. In the past, we have been very fortunate that newly hired personnel were immediately productive in tasks delineated to them, and they were productively integrated within a short time frame of several months into independent but integrated parts of our team. However, this is not always the case.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2018, we had cash and equivalents of $10,617,837, prepaid expenses of $332,912, and net property and equipment of $10,994,887. Long-term liabilities were $0. Current derivative liabilities-warrants were $902,426 and stockholders’ equity was $19,146,142 at March 31, 2018.

In comparison, as of June 30, 2017, we had cash and equivalents of $15,099,461, and $190,166 in prepaid expenses, and net property and equipment stood at $11,271,060. Long-term liabilities for derivative warrants were $2,015,354 and stockholders’ equity was $20,321,942 at June 30, 2017.

During the nine-month period ended March 31, 2018 we used approximately $4,256,000 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

Based on the current rate of expenditures (excluding capital costs), we believe that we have sufficient funds in hand to last through May 2019. In addition, in order to conserve cash, we also pay compensation in stock and stock instruments to various parties. The Company believes that our spending continues to be in line with our estimates. Management believes that it will have to raise additional capital to fund and perform additional projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through and beyond May 2019.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and nine month periods ended March 31, 2018 and 2017.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2018 decreased $530,264 to $1,028,938 from $1,559,202 for the three months ended March 31, 2017, and for the nine months ended March 31, 2018 decreased $702,038 to $3,570,301 from $4,272,339 for the nine months ended March 31, 2017. The decrease in the cost of research and development for the three months ended March 31, 2018 is attributable to a decrease in non cash compensation paid in Company securities of approximately $515,000 and a decrease in payroll, lab supplies and materials, and other costs of approximately $145,000 offset by an increase in outside laboratory fees to collaborators, during the three month period ended March 31, 2018 of approximately $130,000. The decrease in the cost of research and development for the nine months ended March 31, 2018 is attributable to a decrease in non cash compensation paid in Company securities of approximately $515,000 and a decrease in payroll, lab supplies and materials, and other costs of approximately $233,000 offset by an increase in outside laboratory fees to collaborators, during the nine month period ended March 31, 2018 of approximately $46,000.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2018 increased $332,817 to $1,389,329 from $1,056,512 for the three months ended March 31, 2017 and for the nine months ended March 31, 2018 increased $390,751 to $3,472,193 from $3,081,442 for the nine months ended March 31, 2017. The increases over the three and nine month periods resulted primarily from recognition and acceleration of payments due under a Separation Agreement with the Company’s former CEO of $364,000, offset by a decrease in operating expenses in general.

Interest Income– Interest income increased $5,810 to $23,769 for the three months ended March 31, 2018 from interest income of $17,959 for the three months ended March 31, 2017. Interest income increased $29,263 to $73,133 for the nine months ended March 31, 2018 from $43,870 for the nine months ended March 31, 2017. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The increase is due to an increase in market interest rates received on our investments.

Interest Expense on Convertible Debentures – Interest expense decreased $165,767 to $0 for the three months ended March 31, 2018, from $165,767 for the three months ended March 31, 2017. Interest expense decreased $470,492 to $185,275 for the nine months ended March 31, 2018 from $655,767 for the nine months ended March 31, 2017. The decreases are a result of the repayment of the Company’s Series B Debenture on February 8, 2017 and the redemption of the Company’s Series C Debenture on November 13, 2017.

Other Expenses – Discount on convertible debentures for the three months ended March 31, 2018 decreased $297,662 to $0 from $297,662 for the three months ended March 31, 2017. Discount on convertible debentures for the nine months ended March 31, 2018 decreased $765,197 to $359,214 from $1,124,411 for the nine months ended March 31, 2017. The decreases in amortization are a result of the repayment of the Company’s Series B Debenture on February 8, 2017 and the redemption of the Company’s Series C Debenture on November 13, 2017. The Company recorded a loss of $0 and ($1,348,247) on the redemption of the Series C Debentures for the three and nine months ended March 31, 2018, respectively.  The Company recorded a loss of ($332,524) on the redemption of the Series B Debentures for the three and nine months ended March 31, 2017.

Other Income – Change in fair value of derivatives for the three months ended March 31, 2018 increased $29,505 to $284,536 from $255,031 for the three months ended March 31, 2017. Change in fair value of derivatives for the nine months ended March 31, 2018 increased $273,593 to $1,949,686 from $1,676,093 for the nine months ended March 31, 2017. The change includes an estimate of the change in the Warrant liability based upon certain actuarial assumptions, and the change in the value of the shares to be issued for the redemption of the Series C Convertible Debenture. The fair value of 5,500,000 common shares and 150,000 shares of the Company’s Series A Convertible Preferred Stock decreased $118,851 for the three months ended March 31, 2018 and $819,994 for the nine months ended March 31, 2018.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the nine months ended March 31, 2018, the Company had a net loss of ($6,912,411), or $ ($0.11) per share on a fully diluted basis compared to a net loss of ($7,746,520) or ($0.13) per share on a fully diluted basis for the nine months ended March 31, 2017. The decrease in the reported loss for the nine month period ended March 31, 2018 is attributable to a decrease in operating expenses of approximately $311,000 and an increase in other income and expenses of approximately $522,000. The Company does not have any revenue and reports its operating and other expenses resulting in a net operating loss for the current period. The net operating loss in the current period was less than the net operating loss for the nine months ended March 31, 2017, due to a increase in the gain on the fair value of the derivatives, and by decreases in interest expense and discount amortization, offset by the increase in the loss on the redemption of the Company’s Series C Debenture. Additionally the cost of compensation paid in Company Securities was reduced.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of approximately $10,618,000 as of March 31, 2018 and accounts payable and accrued liabilities of approximately $602,000. In addition, the Company had account payables due to a related party, TheraCour Pharma, Inc. of approximately $1,689,000.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $82,041,000 at March 31, 2018.

Management believes that the Company’s existing cash resources are sufficient for its operations at the current rate of expenditures to continue through May 2019. However, management believes that the available funds are insufficient for the Company’s projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue through May 2019. The Company has engaged investment banks to advise it as to raising further funding as the Company progresses towards human clinical trials. The Company believes that it can adjust its business plan according to its available resources. Further, the Company believes that it will be able to raise additional funding at an opportune time as it progresses towards human clinical trials. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Further, the Company cannot provide assurances that it will be able to raise additional funding in a timely manner, and if it can, that it will be on terms favorable for the Company’s current shareholders. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2018.

Effective January 27, 2018 the Company’s Chief Executive Officer, Dr. Eugene Seymour, resigned as the Chief Executive Officer and as a Director of the Company to allow a successor with pharmaceutical experience to serve in this capacity. According to a Separation Agreement, signed on April 30, 2018, Dr. Seymour has assumed the role of Chief Executive Officer Emeritus. The Board of Directors commenced a search for a permanent replacement for Dr. Seymour, which is ongoing. Pending the appointment of a permanent Chief Executive Officer, the Board of Directors appointed Dr. Anil Diwan, the Company’s President, as interim Chief Executive Officer, thereby providing a continuation of leadership.

The Company is now actively looking for a CEO with pharmaceutical industry novel chemical entity drug development experience to lead us to our next stage, namely clinical development and, assuming success in the clinic, further commercialization of our drugs. The Company has begun the interview hiring process for the next CEO. However, interviewing multiple candidates, due diligence, selection and offer to a candidate, and the contractual paperwork may take some time to complete.

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

As of March 31, 2018, we carried out an evaluation, with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 34,502 and 49,934, respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 0 and 150,000, respectively, fully vested shares of its Series A Convertible Preferred stock for redemption of the Series C Debenture

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 29,128 and 75,658, respectively, fully vested shares of restricted common stock for consulting services.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 12,136 and 31,513, respectively, fully vested shares of its restricted common stock for Director Services.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 71,430 and 71,430, respectively, fully vested shares of its restricted common stock for employee compensation.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 29,128 and 75,658, respectively, fully vested shares of restricted common stock for consulting services.

For the three and nine months ended March 31, 2018, the Company’s Board of Directors authorized the issuance of 12,136 and 31,513, respectively, fully vested shares of its restricted common stock for Director Services.

Effective January 27, 2018, the Company’s Chief Executive Officer, Dr. Eugene Seymour, resigned as the Chief Executive Officer and as a Director of the Company for personal reasons. According to a severance agreement-signed on April 30, 2018. Dr. Seymour has assumed the role of Chief Executive Officer Emeritus. The Board of Directors commenced a search for a permanent replacement for Dr. Seymour, which is ongoing. Pending the appointment of a permanent Chief Executive Officer, the Board of Directors appointed Dr. Anil Diwan, the Company’s President, as Interim Chief Executive Officer.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: May 21 , 2018	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board and Interim Chief Executive Officer
(Chief Executive Officer)

/s/ Meeta Vyas
Dated: May 21 , 2018	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Chief Financial Officer)

