Form 10-Q
period 2018-09-30
NANOVIRICIDES, INC.
filed 2018-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Yes  ☐    No  ☒

As of November 14, 2018, there were approximately 69,383,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,082,365	$7,081,771
Prepaid expenses	201,532	240,257
Total Current Assets	6,283,897	7,322,028

PROPERTY AND EQUIPMENT
Property and equipment	14,055,637	14,018,383
Accumulated depreciation	(3,348,610)	(3,177,290)
Property and equipment, net	10,707,027	10,841,093

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(86,094)	(84,025)
Trademark and patents, net	372,860	374,929

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	3,222	4,647
Other Assets	6,737	8,162
Total Assets	$17,370,521	$18,546,212

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$320,097	$223,339
Accounts payable – related party	718,457	107,468
Derivative liability - warrants	122,541	298,092
Accrued expenses	231,175	253,049
Total Current Liabilities	1,392,270	881,948

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 5,064,110 and 4,531,394 shares issued and outstanding, at September 30, 2018 and June 30, 2018, respectively	5,064	4,531
Common stock, $0.001 par value; 150,000,000 shares authorized, 69,382,560 and 69,171,740 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	69,383	69,172
Additional paid-in capital	101,437,413	101,282,707
Accumulated deficit	(85,533,609)	(83,692,146)

Total Stockholders' Equity	15,978,251	17,664,264

Total Liabilities and Stockholders' Equity	$17,370,521	$18,546,212

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2018	2017

OPERATING EXPENSES
Research and development	$1,411,483	$1,451,906
General and administrative	627,615	778,540

Total operating expenses	2,039,098	2,230,446

LOSS FROM OPERATIONS	(2,039,098)	(2,230,446)

OTHER INCOME (EXPENSE):
Interest income	22,084	24,394
Interest expense	-	(125,000)
Discount on convertible debentures	-	(239,351)
Change in fair value of derivatives	175,551	564,848

Other income, net	197,635	224,891

LOSS BEFORE INCOME TAXES	(1,841,463)	(2,005,555)

INCOME TAX PROVISION	-	-

NET LOSS	$(1,841,463)	$(2,005,555)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding – basic and diluted	69,185,965	63,307,083

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2018 through September 30, 2018

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2018	4,531,394	$4,531	69,171,740	$69,172	$101,282,707	$(83,692,146)	$17,664,264

Series A Preferred Stock issued for employee stock compensation	532,716	533	-	-	54,494	-	55,027

Common stock issued for consulting and legal services rendered	-	-	191,510	192	79,268	-	79,460

Stock options issued for compensation	-	-	-	-	11,920	-	11,920

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	19,310	19	7,481	-	7,500

Net loss	-	-	-	-	-	(1,841,463)	(1,841,463)

Balance, September 30, 2018	5,064,110	$5,064	69,382,560	$69,383	$101,437,413	$(85,533,609)	$15,978,251

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,841,463)	$(2,005,555)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	55,027	158,799
Common shares issued as compensation and for services	86,960	38,250
Warrants granted to Scientific Advisory Board	1,543	5,773
Stock-based compensation expense	11,920	-
Depreciation	171,320	166,189
Amortization	2,069	2,068
Change in fair value of derivative liability	(175,551)	(564,848)
Amortization of debt discount on convertible debenture	-	239,351
Changes in operating assets and liabilities:
Prepaid expenses	38,725	(2,254)
Other assets	1,425	14,257
Accounts payable	96,758	(45,427)
Accounts payable - related party	610,989	478,088
Accrued expenses	(21,874)	188
Deferred interest payable	-	(41,667)

NET CASH USED IN OPERATING ACTIVITIES	(962,152)	(1,556,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,254)	(30,433)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(999,406)	(1,587,221)
Cash and cash equivalents at beginning of period	7,081,771	15,099,461

Cash and cash equivalents at end of period	$6,082,365	$13,512,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$166,667

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2018 AND 2017

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

We are a company with several drugs in various stages of early development. In our lead antiviral program against herpes viruses, i.e. the HerpeCide™ program alone, we have drug candidates against at least five indications at different stages of development. Of these, our shingles drug candidate is expected to enter human clinical trials in the very near future. It is in advanced, IND-enabling pre-clinical studies at present, and large-scale production is being performed to supply the safety-toxicology study. In addition, our drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced studies and are expected to follow the shingles drug candidate into human clinical trials. Shingles in adults and chicken pox in children is caused by the same virus, namely VZV (Varicella-zoster virus, aka HHV-3 or human herpesvirus-3). Chicken pox is re-emerging as a major disease especially in European countries, with 23,500 confirmed cases in the first six months of 2018. In addition, we have drugs in development against all influenzas in our FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses in perpetuity. The first license agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  In addition, the Company is negotiating a license for VZV (shingles, chicken pox virus), and the remaining human herpesviruses from TheraCour. For this purpose, the Company has conducted a valuation for the shingles and PHN indications. The negotiation process has begun in earnest, with Dr. Irach Taraporewala being appointed as the new Chief Executive Officer of the Company, effective September 1, 2018. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has asked for, and we anticipate that the licenses to the remaining herpes viruses including VZV will be executed once the due diligence process is completed.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on October 13, 2018.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed on October 13, 2018.

Reclassifications and Prior Year Adjustments

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $296,678 of expenses related to the Company’s laboratory facilities out of general and administrative expenses into research and development expenses for consistency with current year presentation. The reclassifications had no impact on the reported results of operations and net loss reported for the three months ended September 30, 2017.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2018	September 30, 2017

Options and Warrants	4,412,039	6,685,292

Total potentially outstanding dilutive common shares	4,412,039	6,685,292

At September 30, 2017, the number of potentially dilutive shares of the Company’s common stock into which the Series C debenture could be converted based upon the conversion provisions contained in the debenture was 952,381. The Series C debenture was redeemed for common stock effective November 13, 2017.

The Company has also issued 5,064,110 shares of Series A Preferred Stock to investors and others as of September 30, 2018. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2018, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 17,724,385, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following represents the basic and diluted per share calculations for loss from continuing operations:

	For the three months ended September 30,
	2018	2017
Calculation of basic and diluted loss per share of common stock:

Net loss attributable to common stockholders	$(1,841,463)	$(2,005,555)

Denominator for basic and diluted weighted average shares of common stock	69,185,965	63,307,083

Basic and diluted loss per share of common stock	$(0.03)	$(0.03)

The Series C debenture was redeemed for Common Stock effective November 13, 2017. See Note 7. The Series C debenture was excluded from the loss per share calculation for the three-month period ended September 30, 2017 because the impact is anti-dilutive.

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholder’s Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04,2 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its form 10-Q for the quarter that begins after the effective date of the amendments. Therefore, the Company expects to conform to this rule in its Form 10-Q for the quarter ending December 31, 2018. The Company believes that the final rule will not have a material effect on its consolidated financial statements and disclosures.

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

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

Note 3 - Liquidity and Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at September 30, 2018 of approximately $85.5 million and a net loss of approximately $1.8 million and net cash used in operating activities of approximately $1 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2018, the Company had available cash and cash equivalents of approximately $6.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

The Company has made several adjustments to its past expenditures in the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely taking the shingles drug candidate against VZV into human clinical trials. Management’s budget indicates that these changes have freed up sufficient funds to allow for the ensuing costs of the external advanced IND-enabling studies of this drug candidate. Management has considered several options for obtaining additional funds that will be needed for future human clinical trials and to obtain the additional license from TheraCour for VZV and the remaining human herpes viruses. The Company is also evaluating the possibility of obtaining a mortgage on its fully owned cGMP-capable laboratory facility in Shelton, CT, in order to free up a portion of the fixed capital for usage as liquid working capital.

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

Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will be sufficient to fund the Company’s planned operations and expenditures through November 2019. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

Irach Taraporewala	Chief Executive Officer

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Significant stockholder

	As of
	September 30, 2018	June 30, 2018
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (4) to pay an advance payment equal to twice the amount of the previous month’s invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company entered into an agreement with TheraCour Pharma, Inc. for a waiver of the two month worth of prepaid balance advance of anticipated invoicing and the application of the current advance as a credit against current open invoices, Additionally, TheraCour has agreed to defer $25,000 per month of development fees for six months, beginning with July 2018. Accounts payable due TheraCour on the reporting date was

	$718,457	$107,468

	For the three months ended
	September 30, 2018	September 30, 2017

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour pursuant to an Exclusive License Agreement between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2018 and June 30, 2018.	$846,688	$847,093

Debenture Interest Payable to a Director

Coupon interest expense on the $5,000,000 Series C Debenture paid to Dr. Milton Boniuk for the three months ended September 30, 2017 was $125,000. The Series C debenture was redeemed for Common Stock effective November 13, 2017. See Note 7.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2018	June 30, 2018

GMP Facility	$8,020,471	$8,011,230

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,711,778	5,683,765

Total Property and Equipment	14,055,637	14,018,383

Less Accumulated Depreciation	(3,348,610)	(3,177,290)
Property and Equipment, Net	$10,707,027	$10,841,093

Depreciation expense for the three months ended September 30, 2018 and 2017 was $171,320 and $166,189, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2018	June 30, 2018

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(86,094)	(84,025)
Trademarks and Patents, Net	$372,860	$374,929

Amortization expense amounted to $2,069 and $2,068 for the three months ended September 30, 2018 and 2017, respectively.

Note 7 - Convertible Debenture and Derivatives

Debenture - Series C

The Company’s Series C Convertible Debenture, in the amount of $5,000,000, was redeemed on November 13, 2017. For the three month period ended September 30, 2017, the Holder of the Company’s Series C Convertible Debenture elected to receive $125,000 of their coupon interest payment and $41,667 of deferred interest payment in cash.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $ -0- and $239,351 for the three month periods ended September 30, 2018 and 2017, respectively.

Note 8 – Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2018	June 30, 2018

Severance payment- Eugene Seymour	$133,333	$233,333
Accrued payroll	49,576	19,716
Professional Services	48,266	-
Accrued Expenses	$231,175	$253,049

Note 9 - Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 525,000 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized a non-cash compensation expense related to the issuance of the Series A Preferred stock of $47,260 for the three months ended September 30, 2018. The balance of $513,430 will be recognized as the shares vest and service is rendered.

For the three months ended September 30, 2018, the Company’s Board of Directors authorized the issuance of 7,716 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $7,767.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/11/2018	525,000	$560,690
7/31/2018	2,572	2,795
8/31/2018	2,572	2,374
9/30/2018	2,572	2,598
	532,716	$568,457

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred stock at each issuance used the following inputs:

a.	The common stock price was in the range $.42 to $.58;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 19.22% to 19.25% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 2.34 to 2.09 years;

f.	29.42% to 32.24% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 55.76% to 61.17% volatility, 2.09% to 2.11% risk free rate) applied to the converted common.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 300,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $0.41 of the common stock on September 1, 2018 (“Effective Date”). The options shall vest in three, equal, annual installments commencing on the Effective Date. The fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for the three months ended September 30, 2018.

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of grant using a lattice simulation model that values the options based upon a stock price modeled such that it follows a geometric Brownian motion with constant drift and volatility.

In August 2018, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in August 2022.  The fair value of the warrants was $1,543 and was recorded as consulting expense for the three months ended September 30, 2018.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	55.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.71%

For the three months ended September 30, 2018, the Company’s Board of Directors authorized the issuance of 191,510 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $79,460 for the three months, which was the fair value on the dates of issuance.

For the three months ended September 30, 2018, the Company’s Board of Directors authorized the issuance of 19,310 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $7,500 for the three months, which was the fair value on the date of issuance.

Note 10 - Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2018	6,969,588	$4.80	.53	$-

Granted	11,432	.41

Expired	2,868,981	5.25	-
Outstanding and exercisable at September 30, 2018	4,112,039	$4.48	.63	$-

Of the above warrants, 3,679,127 expire in fiscal year ending June 30, 2019; 68,592 expire in fiscal year ending June 30, 2020, 57,160 expire in fiscal year ending June 30, 2021, 45,728 expire in the fiscal year ending June 30, 2022 and 261,432 warrants expire in the fiscal year ending June 30, 2023.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2018	-	$-	-	$-

Granted	300,000	.50	-	-

Outstanding at September 30, 2018	300,000	.50	2.92	-

Of the above options, 100,000 are vested and exercisable as of September 30, 2018, 100,000 become vested and exercisable on September 1, 2019 and 100,000 become vested and exercisable on September 1, 2020. The options expire on August 31, 2021. The options will not become vested and exercisable until the option is vested pursuant to the vesting schedule set forth above, provided that Dr. Taraporewala continues to be employed by, or provide service to, the Company. If Dr. Taraporewala’s continuous service terminates for any reason other than cause, any such option exercisable as of the date of termination may be exercised at any time by the participant prior to the expiration date. If Dr. Taraporewala’s continuous service should be terminated for “Cause” (as defined in the option), then any outstanding option, vested or unvested, shall terminate immediately and shall no longer be exercisable.

The Company estimated the fair value of the option grant at $35,761 and recognized the estimated value of the vested and exercisable options as a compensation expense of $11,920 for the three months ended September 30, 2018. The Company will recognize the remaining unrecognized fair value of the option grant of $23,841 in installments over the vesting period.

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of grant using a lattice model that values the options based upon a stock price modeled such that it follows a geometric Brownian motion with constant drift and volatility:

Expected life (year)	3

Expected volatility	55.09%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.71%

Expected forfeiture (attrition) rate (%)	5.00%

Expected volatility is based on historical volatility of the Company’s common stock and the expected life of options. The Company estimates forfeitures at the time of valuation and reduces expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ or are expected to differ, from the previous estimate.

Note 11 - Fair Value Measurement

Fair value measurements

At September 30, 2018 and June 30, 2018 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2018:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability - warrants	$-	$-	$122,541

	Fair Value Measurements at
	June 30, 2018:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability - warrants	$-	$-	$298,092

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014, the Company issued an aggregate of 5,425,363 warrants, of which 2,479,935 and 5,290,006, are outstanding at September 30, 2018 and June 30, 2018, respectively. Additionally, the Company issued 135,216 warrants to the placement agents of which 76,306 and 135,216, are also outstanding at September 30, 2018 and June 30, 2018, respectively, for a total number of 2,556,241 and 5,425,222 warrants outstanding and issued as of September 30, 2018 and June 30, 2018, respectively, pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of September 30, 2018 and June 30, 2018 with the following assumptions:

-	The 5-year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
9/30/18	64%
6/30/18	56%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended September 30, 2018:

Fair Value Measurement

Fair Value Measurement
Using Significant Unobservable Inputs
Derivative Liability- Warrant
Beginning balance at July 1, 2018	$298,092
Additions during the year	-
Change in fair value	(175,551)
Transfer in and out of Level 3	-
Balance at September 30, 2018	$122,541

Note 12 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 525,000 shares of the Company’s Series A Preferred Stock. 175,000 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture.

The Company and Dr. Irach Taraporewala, the Company’s Chief Executive Officer, entered into an employment agreement effective September 1, 2018, for a term of three years. Dr. Taraporewala will be paid an annual base salary of $360,000. Additionally, Dr. Taraporewala was awarded a grant of 300,000 options to purchase shares of the Company’s Common Stock. 100,000 options vested on September 1, 2018 and the remainder of the options will vest over the two year vesting period and are subject to forfeiture.

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

License Agreements

The Company is dependent upon its license agreement with TheraCour (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. The Company is currently negotiating for a license for VZV from the Licensor, TheraCour. For this purpose, the Company has conducted a valuation for the shingles and PHN indications. Dr. Irach Taraporewala was appointed as the new Chief Executive Officer of the Company, effective September 1, 2018, and is leading the negotiation process with TheraCour. TheraCour has not withheld any licenses for antiviral nanomedicines sought by the Company and we anticipate that the licenses for VZV will be executed once the due diligence process is completed.

Note 13 - Subsequent Events

On October 29, 2018, the Board of Directors of NanoViricides, Inc. (the “Company”) elected James Sapirstein as a new member of the Board. Mr. Sapirstein is an Independent Member of the Board of Directors and will serve as a member of the Company’s Audit, Compensation and Nominating Committees.

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

Recent Developments

We are pleased to report that Dr. Irach B. Taraporewala has joined as our new Chief Executive Officer (CEO) as of September 1, 2018. Dr. Taraporewala was previously the founding CEO and President of Ohr Pharmaceutical, Inc. (“Ohr”), from April 2010 until December 2015. During his 5 years of leadership at Ohr, he played a critical role in taking the company from preclinical stage through successful Phase II clinical trials. Dr. Taraporewala ensured that the Company was well capitalized, oversaw the up-listing of the Company’s common stock to the NASDAQ exchange, and completed several successful rounds of financing.

Prior to Ohr, Dr. Taraporewala was Vice President of Regulatory Affairs and Clinical Research at Mystic Pharmaceuticals Inc., Austin, TX, from April 2008 to March 2010. At Mystic, he led the regulatory strategy for the Company's ophthalmic and intranasal drug products, as well as drug delivery systems. Earlier, Dr. Taraporewala served at a well-known pharmaceutical consulting and clinical research organization, PAREXEL International Corp., as Senior Consultant in the Drug Development Consulting Division. In this position, he provided technical expertise and regulatory advice to small and large biotechnology and pharmaceutical company clients worldwide.

Dr. Taraporewala holds a Ph.D. degree in Medicinal Chemistry from the Philadelphia College of Pharmacy, University of the Sciences in Philadelphia (1984).  He holds a Master of Science degree in Organic Chemistry, and a Bachelor of Science degree in Chemistry and Microbiology, both from the University of Bombay, India.

Dr. Taraporewala was appointed as a member of the Board of Directors by the Board as of November 1, 2018.

In addition we are pleased to report that Mr. James Sapirstein has joined the Board of Directors of the Company as of November 1, 2018, as an independent director. He has also become a member of the Audit Committee, the Compensation Committee, and the Nomination Committee of the Board.

Mr. Sapirstein has over 35 years of experience in the pharmaceutical industry. He has held various roles in small as well as big pharmaceutical companies, including as CEO for multiple small companies. He has also served and is currently serving as a Director of multiple pharmaceutical companies and of pharmaceutical industry associations. He has been part of almost two dozen drug product launches and specifically either led or has been a key member of several HIV product launches into different new classes of therapeutics at the time.

Mr. Sapirstein began his career in 1984 with big pharmaceutical companies, joining Eli Lilly in Sales; moving on to Hoffmann-LaRoche in 1987 where he served for almost a decade as part of its commercial teams in the USA and abroad, rising to become a Product Director; and thereafter at Bristol Myers Squibb (BMS) as the Director of International Marketing in the Infectious Diseases group in 1996. While at BMS, he worked on several important HIV/AIDS projects including Secure the Future.

Mr. Sapirstein’s entry into the world of smaller pharma companies began with Gilead Sciences, Inc. (GILD) in 2000 where he led the Global Marketing team in its launch of Viread (tenofovir). Later, in 2002, he accepted the position of Executive Vice President, Metabolic and Endocrinology, for Serono Laboratories, acquired by Merck GMBH in 2006. Thereafter in 2006, he became the founding CEO of Tobira Therapeutics, then a private company. In 2012, Mr. Sapirstein became the CEO of Alliqua Biomedical at Alliqua, Inc. Thereafter, he served as CEO of Contravir Pharmaceuticals (CTRV) from March 2014 until October 2018. Mr. Sapirstein has raised over $120 Million dollars in venture capital and public capital markets financing in his various engagements as CEO. He was named as a Finalist for Ernst & Young Entrepreneur of the Year award in 2015 as well as in 2016. Mr. Sapirstein received an MBA from Fairleigh Dickinson University in 1997, and a BS (Pharmacy) from Rutgers University in 1984.

Mr. Sapirstein currently holds Board positions on Enochian Biosciences (ENOB), RespireRx Pharmaceuticals (RSPI) and the privately held company Leading Biosciences. He is the Chairman of the Board for BioNJ, an association of biopharma industries in New Jersey. In addition, he is a Board Director for BIO, the leading Biopharma Industries Organization promoting public policy and networking in the healthcare space, where he sits on both the Health Section and Emerging Companies Section Governing Boards.

Mr. Sapirstein’s appointment as an Independent Director of the Board, as well as Dr. Taraporewala’s appointment as a Member of the Board, are to be ratified by shareholder vote at the forthcoming Annual General Meeting of the Company, scheduled on November 30, 2018.

As a result of Mr. Sapirstein’s appointment, the Company has regained full compliance with the listing requirements of NYSE-American for having a majority of independent directors and three members on its Audit Committee.

With the appointments, of Dr. Taraporewala and Mr. Sapirstein the Company his significantly bolstered its pharmaceutical industry expertise at both the executive management level and the Board level.

Additilanlly, management has continued and accelerated its efforts at investor outreach and communications significantly.

Dr. Irach B. Taraporewala, Chief Executive Officer of the Company, presented a corporate overview and discussed the Company’s progress in taking its first drug candidate into human clinical trials at the MicroCap Investment Conference, held on October 1-2, 2018 at the Essex House Hotel in New York City.

Dr. Anil Diwan, President and Chairman of the Board of NanoViricides, presented the Company and introduced the Company’s new CEO, Dr. Irach Taraporewala, at the 20th Annual Rodman & Renshaw Global Investment Conference, sponsored by H.C. Wainwright & Co., LLC, held on September 4-6, 2018 at the St. Regis New York Hotel in New York City.

Subsequent to this reporting period, the Company has engaged Zacks Investment Research for the purpose of developing and disseminating investment research analysis reports on the Company. Previously, the Company has reported that we have engaged The Money Channel NYC for the purpose of investor and brokerage outreach.

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

The Company develops its class of drugs, that we call nanoviricides®, using a platform technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. To accomplish this, we have developed a polymeric micelle structure composed of PEG and fatty acids that is designed to create a surface like the cell membrane, with the fatty acids going inside of the micelle. On this surface, we chemically attach, at regular intervals, virus-binding ligands. The virus is believed to be attracted to the nanomicelle by these ligands, and thereby binds to the nanoviricide using the same glycoproteins that it uses for binding to a host cell. Upon such binding, a “lipid mixing” interaction between the lipid envelope of the virus and the nanomicelle is thought to take place, leading to the virus attempting to enter the nanomicelle. We believe many different kinds of viruses are likely to get destroyed in this process.

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

In addition, a fourth indication, (iv) ocular eye drops treatment for external eye herpes keratitis (HK), caused by HSV-1 or HSV-2, is expected to follow with the same API or a close variant thereof into further drug development.

Further, we have announced that we have begun preclinical drug development work on a fifth indication under the HerpeCide program, namely (v) viral Acute Retinal Necrosis (v-ARN), intravitreal injection.

The Company reports that it is close to identifying a clinical candidate for VZV shingles skin cream topical treatment. We are currently scaling up the production of our lead candidates to make sufficient amounts for IND-enabling toxicology studies.

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

A preliminary non-GLP safety and toxicology study in rats was performed at AR Biosystems, Beverly, MA to provide information for designing the IND enabling non-GLP and GLP safety/toxicology (“Tox Package) studies. That study was designed to (i) evaluate the direct effects of topical delivery of the drug candidates on the skin, (ii) assess if the drugs attain detectable levels in the blood, and also (iii) evaluate whether there are any effects on the blood and primary organs, in uninfected animals. The results of this study will provide the basis and focus for the IND-enabling GLP safety and toxicology studies that are required for the IND submission to the U.S. FDA. As a result of the success of its drug lead optimization process, the Company selected two clinical development candidates for further evaluation in this initial safety/toxicology study. The animal experiment portion of this study has been completed as of the end of January 2018.

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

The success of our drug candidates in this preliminary rat safety/toxicology study has cleared the path for taking these candidates into formal GLP safety/toxicology studies that are required for filing an IND. We believe that, additionally, the results of this preliminary rat safety/toxicology study also give us confidence that the dermal topical treatments we are developing for the treatment of HSV-1 cold sores, and HSV-2 genital ulcers also should also exhibit similar strong safety characteristics.

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

We have already begun to scale up production of these tested candidates to the larger amounts as estimated to be required for the ensuing IND-enabling Toxicology (“Tox Package”) studies. We have estimated the amount of the candidate that will be needed to be supplied for such a study, based on discussions with BASi, Inc., IN, the service provider, and Biologics Consulting Group, VA, our regulatory consultants. We have increased the scale of production to meet this required quantity and have the ability to produce kilogram quantities of materials. We are also working on detailed optimization of the manufacture and characterization of the materials at different synthetic steps as will be needed for the Chemistry, Manufacture, and Controls (CMC) section of an IND application.

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

We believe that this is a remarkable and possibly unmatched achievement in the field of nanomedicines. We have scaled up the production of the polymer backbone “nanomicelle” to kilogram scales, and do not anticipate any manufacturing constraints at present.

Typically, the synthesis of small chemicals, such as the ligands we use to direct the nanoviricide against a specific type of virus, is substantially easier to scale up than the synthesis of polymers. We have been able to scale up production of the two different ligands under potential clinical development consideration for VZV shingles treatment already. We anticipate being able to scale up to approximately 500g levels or more, as necessary.

The process of chemically covalently connecting the ligands to the polymer backbone, to produce the nanoviricides, is now being optimized for scalability.

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

In addition to VZV, we are also developing dermal topical drugs against HSV-1 cold sores and HSV-2 genital ulcers. Dr. Brandt’s Lab at CORL, the University of Wisconsin, Madison, WI, is validating animal models for the study and evaluation of relative efficacies of different treatments for HSV-1 infection in mice as well as for HSV-2 infection in mice. If their animal models are successful in differentiating effectiveness of different drug candidates, then we will be able to evaluate our drug candidates for the treatment of HSV-1 cold sores as well as for the treatment of HSV-2 genital ulcers, in addition to the VZV testing being performed.

The ligands currently in use for the nanoviricide drug candidates against VZV shingles were actually developed using computer models of HSV binding to its cellular receptor, and not against VZV itself. Our program shifted to advance a VZV candidate as our first indication due to various considerations that led to the prioritization of the different drug indications. The Company identified certain advantages that would enable earlier entry into clinical trials for the shingles candidates. The Company is currently negotiating for a license for VZV, Shingles Virus, from the Company’s licensor, TheraCour Pharma, Inc. (“TheraCour”). The shingles drug development program has been moving rapidly primarily because of the quick turnaround time and high responsiveness of the Dr. Moffat Lab at SUNY Syracuse, our critical collaborator for human skin effectiveness studies of our drug candidates.

One of the advantages of the shingles program is that the pre-clinical drug development is performed directly in a human skin model, bypassing any animal model, providing significant confidence that a human clinical studies outcome would parallel the preclinical study outcome. VZV does not infect animals other than humans.

We are currently scheduling the time-slots for the IND-enabling non-GLP and GLP Safety/Toxicology (“Tox Package”) studies with BASi, IN, our CRO for this task. Thus, we have made significant and substantial progress in the reporting quarter towards the goal of filing our first IND application, and we continue to build on this progress.

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

Histopathology studies have demonstrated a lack of VZV-associated lesions in nanoviricide-treated skin patches. This work was presented as a poster presentation by the Moffat group at the 31st International Conference on Antiviral Research held June 11 - June 15, 2018 in Porto, Portugal, (https://www.isar-icar.com/page/31icar).

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

Dr. Vivien Boniuk, then Consultant in Ophthalmology at the Company, presented the successful results of certain anti-herpes nanoviricide treatments for v-ARN at the 2017 Annual meeting of the Ocular Microbiology and Immunology Group (OMIG) of the American Academy of Ophthalmology held in New Orleans, LA, on November 10, 2017. In this study, HSV-2 infection was given to mice as a single injection to cause v-ARN. The mice that received either of two nanoviricides drug candidates simultaneously with the virus in this single injection, showed significant improvements using a number of parameters. In contrast, mice that received foscarnet injection simultaneously with the virus did not show any improvements. Of note, foscarnet is a current standard of treatment, although the treatment is long in duration and arduous, being multiple intravitreal injections. In addition, another group of HSV-2 infected animals received acyclovir by intraperitoneal injection (50mg/kg), twice daily for 7 days, as a positive control. Acyclovir and its derivatives are also used currently for treating v-ARN, although the clinical efficacy is limited and generally requires long durations of treatment. Vehicle treated and untreated negative controls also were employed. These studies were performed in the lab of Dr. Curtis Brandt at CORL, University of Wisconsin, Madison, WI.

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

Of note, both nanoviricides tested against v-ARN are closely chemically related to those that have shown significant efficacy against varicella zoster virus (VZV) in the human skin patch model in Professor Moffat’s lab at the Upstate Medical Center, SUNY, Syracuse, NY. We have previously shown that closely chemically related nanoviricides were also effective against HSV-1 in animal models as well as in cell culture models. This is important because about 50% of v-ARN cases are caused by VZV, about 40+% caused by HSV-2, with HSV-1 and CMV accounting for a small percentage of cases. VZV does not infect mice, and therefore the HSV-2 v-ARN model should be indicative model for our drug development. Thus the broad-spectrum activity of our nanoviricides against multiple different herpesvirus types has been instrumental in rapid expansion of our HerpeCide program.

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

Our current development has focused on API suitable for formulating into a skin ointment for the treatment of VZV shingles, HSV-1 cold sores, or HSV-2 genital ulcers. As these drug candidates advance further, we plan on performing fully integrated drug development for developing eye drops for treatment of external eye infections such as herpes keratitis (a disease of the external eye). Thereafter we plan on undertaking the development of suitable materials for intravitreous or sub-retinal injections for the treatment of certain viral diseases involving the retina.

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

The Company received an “Orphan Drug Designation” for our DengueCide™ drug from the USFDA as well as the European Medicines Agency (EMA). This orphan drug designation carries significant economic benefits for the Company, upon approval of a drug.

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

In the United States alone, approximately 1 million cases of shingles (i.e. zoster) occur annually. The risk of zoster increases with age, and with decreased immune system function, such as occurs in diabetics. Zoster is characterized by pain and rash. Discrete cutaneous lesions occur in groups on the skin. The Company believes that this presentation enables topical therapy for control of the viral outbreak.

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

In addition, the Company is developing broad-spectrum eye drop formulations that are expected to be effective against a majority of the viral infections of the external eye. Most of these viral infections are from adenoviruses or from herpesviruses. The Company has shown excellent efficacy of its drug candidates against EKC (adenoviral epidemic kerato-conjunctivitis) in an animal model. Further, our anti-HSV drug candidates have shown excellent efficacy in cell culture studies, as well as in a lethal skin infection animal model.

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

There is also a new preventive vaccine for shingles, “Shingrix”. Given the number of cases of severe shingles, we believe that there is an unmet medical need for developing a topical skin cream for the treatment of shingles, even with a successful introduction of this vaccine. The Shingrix vaccine has been recently also been shown to produce adverse effects such as painful injection site reactions and pain in a significant number of patients. Local application of a nanoviricide drug should enable delivery of stronger, local doses of medicine, with a stronger patient benefit, than oral systemic dosing allows.

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

We believe that when effective topical treatments against VZV shingles, HSV-1 cold sores and HSV-2 genital ulcers are introduced, their market sizes are likely to expand substantially, as has been demonstrated in the case of HIV as well as Hepatitis C.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead anti-shingles and anti-Herpes-virus programs. In particular, we have focused on a work plan towards clinical development candidate for the topical skin ointment for the treatment of shingles outbreak. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for four additional indications in the HerpeCide™ project, namely, cold sores, genital ulcers, external ocular viral infections, and viral acute retinal necrosis. We have also continued to work on our anti-influenza drug development programs under the FluCide™ project at a slow pace. The FluCide program is expected to be quite expensive for development, based on our pre-IND discussions with the US FDA. We have therefore prioritized our resources with the goal of filing our first IND in the shortest possible timeframe.

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

NanoViricides currently has existing licenses from TheraCour Pharma, Inc., (TheraCour), our development partner and where the intellectual property has originated, for HSV-1 and HSV-2, but not for the remaining herpesviruses. NanoViricides has disclosed our intention to obtain licenses for VZV as well as other remaining unlicensed herpesvirus indications from TheraCour Pharma. As is the standard process with such agreements, and the process that we have followed in the past, the Company needs to obtain a valuation of the assets under consideration. We retained Dr. Carolyn Myers of BioEnsemble LLC, an expert in in-licensing, out-licensing, valuations, and M&A in pharmaceutical industry to help with the valuations and related matters. Dr. Myers presented her initial report to our Board of Directors on December 9, 2017. Thereafter, we have asked that further modeling and analysis be performed incorporating additional assumptions that reflect the current situation more closely than in the model that was presented, such as the subsequent approval of Shingrix vaccine in early 2018. Dr. Myers has recently presented us with a revised valuation report on the VZV as of October 2018. Additional consultations with Dr. Myers on various aspects of the licenses sought are ongoing. We anticipate license agreements will be drafted and the terms and conditions will be negotiated soon. TheraCour has in the past not denied any licenses for any virus programs that we initiated. We have retained counsel to prepare and negotiate the new license agreement on our behalf. The Company intends to complete these new license negotiations soon. Due to the departure of our former Chief Executive Officer, we were unable to negotiate such terms until the vacancy was just recently filled by Dr. Taraporewala. If we cannot come to an agreement with TheraCour for the shingles license, we will continue and accelerate our work on the HSV-1 (cold sores) and HSV-2 (genital ulcers) indications, which we believe will be using essentially the same or closely related dermal topical drug candidates as in development under the VZV banner at present in the HerpeCide™ program. The Company already has licenses for these indications.

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

We have engaged Dr. Brandt’s Lab at CORL, University of Wisconsin, Madison, WI, to further develop their animal models of dermal HSV-1 and HSV-2 infections in mice and to make them suitable for screening of drugs for relative efficacy. They are working on validating their HSV-1 mouse model for discriminative efficacy of different existing drugs. Once they can establish that the model distinguishes different effective drugs, we will be able to use the model for testing our HerpeCide drug candidates against HSV-1, and optimizing the same only if necessary. Following HSV-1 model development, we have commissioned Dr. Brandt’s Lab to perform similar studies for their HSV-2 genital infection mouse model as well. Dr. Brandt’s Lab developed the mouse model of viral Acute Retinal Necrosis (v-ARN) caused by HSV-1 that we have tested some of our drug candidates in as reported elsewhere.

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

The Company has continued to test several drug candidates with different formulation consistencies in multiple studies in order to select a clinical development candidate for the topical treatment of shingles. Following identification of the clinical development candidate, the Company will engage into scaled up production of said drug candidate at our Scale-Up Lab at our Shelton, CT campus. The Scale-up Lab has been in operation since June 2015, and we have scaled most production operations to 200g scale previously, and some steps to kilogram level scales recently; levels sufficient to provide clinical trial material supplies.

The Company has initiated manufacture of our shingles drug candidates as it is scaling up the production processes to meet the quantity requirements for the IND-enabling safety/toxicology studies. We will also continue to perform additional pre-clinical studies in parallel to the “Tox Package" studies. These studies include formulation optimization studies, dose-response efficacy studies, efficacy studies with different viral strains, and PK/PD studies (pharmacokinetics and pharmacodynamics studies) in standard animal models.

The Company believes that its anti-herpes drug candidates for the treatment of cold sores and for genital lesions should lead to effective control of the cold sores rapidly, and may also lead to a long lag time before a new recurrence episode occurs. This is because it is believed that recurrence rates increase by virtue of further infection of new nerve endings from the site of the herpesvirus outbreak, which result in additional nerve cells harboring the virus. If this in situ re-infection is limited, which we believe is the primary mechanism of nanoviricide drugs, then it is expected that the number of HSV harboring reservoir cells should decrease, and recurrence rate should go down.

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

The Company continues to work on its anti-influenza drug candidates in parallel to its HerpeCide program. We are developing Injectable FluCide™ for hospitalized patients with severe influenza as our first, broad-spectrum anti-influenza drug candidate. We have demonstrated the very first effective orally available nanomedicine, namely oral FluCide™ for outpatients with influenza. The development of Oral FluCide is expected to follow behind Injectable FluCide. These programs are being conducted at a much lower priority, with the highest priority being given to the various indications in the HerpeCide programs. Development of an anti-Influenza drug candidate has been estimated to be an extremely expensive process with a long drug development timeframe. This is because of the large number of virus types and subtypes that change rapidly within and over seasons. The Company at present does not have the resources to engage into a full-fledged anti-Influenza drug development program. Additionally, Xofluza®, a new drug with a novel mechanism of action (an endonuclease inhibitor) was very recently approved in the USA (Roche/Genentech). While it reduced viral load significantly in clinical trials, it did not have a significant effect on the time course of the clinical pathology of influenza infection in the clinical trials that led to its approval.

Thus, an effective therapy for patients hospitalized with severe influenza continues to be an unmet need. In addition, a single injection treatment of non-hospitalized patients would be a viable drug if it provides superior benefits to existing therapies.

Because of our limited resources, we have now assigned lower development priorities to our other drug candidates in our pipeline such as DengueCide™ (a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS)) and HIVCide™ (a potential “Functional Cure” for HIV/AIDS).

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

Our Campus in Shelton, CT

Our campus at Shelton, CT, is now fully operative. With our R&D discovery labs, Analytical Labs, the Bio labs for virology R&D, the Process Scale-Up production facility, and the cGMP-capable manufacturing facility established at our new Shelton campus, we are in a strong position than ever to move our drug development programs into the clinic rapidly. Staff is being trained to achieve full cGMP compliance to support clinical trial manufacture.

Process Scale-Up Production Capability

The Process Scale-up area is operational at scales of about 200g to 1kg per step for different chemical synthesis and processing steps. It comprises reactors and process vessels on chassis or skids, ranging from 1L to 50L capacities, as needed. Many of the reactors or vessels have been designed by us for specific tasks related to our unique manufacturing processes.

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

Dr. Friedrich has established several different types of assays for screening of candidates against VZV, HSV-1 and HSV-2 in our lab, and is establishing assays for Influenza viruses and HIV. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. This has significantly improved our ability of finding highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

Manufacturing Requirements of Some of Our Drug Candidates

The HerpeCide program drug product batch requirements are estimated to be fairly modest because of the topical nature of treatment. In consultation with BASi and BCG, we have currently estimated a batch size of approximately 1~2 kg will be sufficient for the full “Tox Package” (i.e. safety and toxicology) studies of our dermal topical shingles drug candidate. We are estimating that a ~500g batch will be more than sufficient for initial Phase-I human clinical studies as well. Our current estimate for a Phase IIa human clinical efficacy study is also in the range of a ~500g batch requirement. We already have the facilities for producing up to 1kg per batch or more. Many of our synthesis steps have already been scaled up to ~1kg scales. Thus we believe that we have sufficient production capability for the amounts of the HerpeCide drugs that would be needed for tox package as well as clinical studies.

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

NanoViricides has entered into a Memorandum of Understanding with TheraCour, whereby TheraCour will initiate discovery and development for drug candidates for a new virus or indication upon request. If the resulting drug candidates are worthy of further drug development, NanoViricides may determine that it should enter into a licensing agreement with TheraCour. In such a case, NanoViricides would obtain an independent asset valuation for the asset(s) to be licensed from a party experienced in such valuations. NanoViricides and TheraCour would thereafter negotiate the terms of compensation for the new license agreement. However, there can be no assurance that an agreement for licenses for new viruses will be entered into on terms that are favorable to NanoViricides. We believe this process has been generally beneficial for NanoViricides, since this process saves NanoViricides from the cost of acquiring and paying for licenses that it may not want to pursue further. At present, TheraCour has licensed to NanoViricides HSV-1 and HSV-2, but has not licensed the VZV area, nor has it licensed any of the remaining herpesviruses. Licensing of these assets is currently in process as described earlier. However, there can be no assurance that the Company will be able to enter into an agreement with TheraCour for such license or that the agreement will be on terms that are favorable to the Company.

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

No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide and HerpeCide compounds before entering human clinical trials. The estimated expiry date for the FluCide and HerpeCide patents, if and when issued, would be no earlier than 2038.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2018, we had cash and equivalents of $6,082,365, prepaid expenses of $201,532, and net property and equipment of $10,707,027. Accounts payable and accrued expenses were $1,269,729 and current derivative liabilities-warrants were $122,541. Stockholders’ equity was $15,978,251 at September 30, 2018.

In comparison, as of June 30, 2018, we had cash and equivalents of $7,081,771, and $240,257 in prepaid expenses, and net property and equipment stood at $10,841,093. Accounts payable and accrued expenses were $583,856 and current derivative liabilities-warrants were $298,092. Stockholders’ equity was $17,664,264 at June 30, 2018.

During the three-month period ended September 30, 2018 we used $962,152 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

Management adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

The Company has made several adjustments to its past expenditures in the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely taking the shingles drug candidate against VZV into human clinical trials. Management’s budget indicates that these changes have freed up sufficient funds to allow for the ensuing costs of the external advanced IND-enabling studies of this drug candidate. Management has considered several options for obtaining additional funds that will be needed for future human clinical trials and the license of VZV. The Company is also evaluating the possibility of obtaining a mortgage on its fully owned cGMP-capable laboratory facility in Shelton, CT, in order to free up a portion of the fixed capital for usage as liquid working capital.

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

Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will be sufficient to fund the Company’s planned operations and expenditures through November 2019. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

We believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy of one of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates, provided that appropriate levels of funding become available. We believe this data will enable us to file an Investigational New Drug Application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three-month periods ended September 30, 2018 and 2017.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2018 decreased $40,423 to $1,411,483 from $1,451,906 for the three months ended September 30, 2017.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2018 decreased $150,925 to $627,615 from $778,540 for the three months ended September 30, 2017.

Interest Income– Interest income decreased $2,310 to $22,084 for the three months ended September 30, 2018 from interest income of $24,394 for the three months ended September 30, 2017. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The decrease is due to a decrease in the balances in our investment accounts.

Interest Expense – Interest expense decreased $125,000, to $-0- for the three months ended September 30, 2018, from $125,000 for the three months ended September 30, 2017 due to the redemption of the Company’s Series C Debenture as of November 13, 2017.

Other Expenses – Discount on convertible debentures for the three months ended September 30, 2018 decreased $239,351 to $0 from the three months ended September 30, 2017 due to the redemption of the Company’s Series C Debenture as of November 13, 2017.

Change in fair value of derivatives– Change in fair value of derivatives for the three months ended September 30, 2018 decreased $389,297 to $175,551 from $564,848 for the three months ended September 30, 2017.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the three months ended September 30, 2018, the Company had a net loss of ($1,841,463), or ($0.03) per share on a fully diluted basis compared to a net loss of ($2,005,555) or ($0.03) per share on a fully diluted basis for the three months ended September 30, 2017. The decrease in the reported loss for the three-month period ended September 30, 2018 is attributable mainly to a decrease in operating expenses of approximately $191,000, and a decrease of expenses related to the Company’s Series C Debenture which was redeemed as of November 13, 2017, which resulted in a decrease for the three months ended September 30, 2018 of $125,000 in interest expense and a decrease in discount on convertible debentures of $239,351. These decreased expenses were offset by a decrease in the gain on the change in fair value of derivatives for the three months ended September 30, 2018 of $389,297. Additionally the cost of compensation paid in Company Securities was reduced.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $6,082,365 as of September 30, 2018 and current liabilities of $1,392,270, inclusive of account payables to a related party, TheraCour Pharma, Inc.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $85,533,600 at September 30, 2018.

Management adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

The Company has made several adjustments to its past expenditures in the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely taking the shingles drug candidate against VZV into human clinical trials. Management’s budget indicates that these changes have freed up sufficient funds to allow for the ensuing costs of the external advanced IND-enabling studies of this drug candidate. Management has considered several options for obtaining additional funds that will be needed for future human clinical trials and license of VZV. The Company is also evaluating the possibility of obtaining a mortgage on its fully owned cGMP-capable laboratory facility in Shelton, CT, in order to free up a portion of the fixed capital for usage as liquid working capital

In addition, the Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company would experience substantial improvement in the liquidity of the Company’s stock, and would significantly improve the Company’s ability to raise funds on the public markets at terms that may be substantially superior to the terms we are offered at present.

Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will be sufficient to fund the Company’s planned operations and expenditures through November 2019. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September 30, 2018.

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

As of September 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018, due to material weaknesses in internal control described in Part II, Item 9A of our 10-K for the fiscal year ended June 30, 2018. These material weaknesses remain unremediated as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the reporting period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weaknesses described above.

Remediation Plan

We are remediating the material weaknesses by, among other things, implementing a process of enhanced review of all financial transactions. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight.

Effective September 1, 2018, the Company has appointed Dr. Irach Taraporewala as Chief Executive Officer, an experienced pharmaceutical industry executive, to provide additional management review of financial reporting and the period-end closing processes identified. Dr. Taraporewala is currently undergoing training in certain aspects of these tasks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 525,000 shares of the Company’s Series A preferred stock to Dr. Anil Diwan. 175,000 shares vest equally on June 30, 2019, June 30, 2020 and June 30, 2021. Any unvested shares are subject to forfeiture. The Company recognized a non-cash compensation expense related to the issuance of the Series A Preferred stock of $47,260 for the three months ended September 30, 2018. The balance of $513,430 will be recognized as the shares vest and service is rendered.

For the three months ended September 30, 2018, the Company’s Board of Directors authorized the issuance of 7,716 fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded an expense of $7,767.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 300,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $0.41 of the common stock on the Effective Date. The options shall vest in three, equal, annual installments commencing on the Effective Date. The fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for the three months ended September 30, 2018.

In August 2018, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in August 2022.  The fair value of the warrants was $1,543 and was recorded as consulting expense for the three months ended September 30, 2018.

For the three months ended September 30, 2018, the Company’s Board of Directors authorized the issuance of 191,510 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $79,460 for the three months, which was the fair value on the dates of issuance.

For the three months ended September 30, 2018, the Company’s Board of Directors authorized the issuance of 19,310 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $7,500 for the three months, which was the fair value on the date of issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events

On October 29, 2018, the Board of Directors of NanoViricides, Inc. (the “Company”) elected James Sapirstein as a new member of the Board. Mr. Sapirstein is an Independent Member of the Board of Directors and will serve as a member of the Company’s Audit, Compensation and Nominating Committees.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 14, 2018	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 14, 2018	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)

