Form 10-Q
period 2018-12-31
NANOVIRICIDES, INC.
filed 2019-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

Yes  ☐    No  ☒

As of February 14, 2019, there were approximately 69,501,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at December 31, 2018 (Unaudited) and June 30, 2018	3

Statements of Operations for the Three and Six Months Ended December 31, 2018 and 2017 (Unaudited)	4

Statements of Changes in Stockholders’ Equity for the period from July 1, 2017 through December 31, 2017 (Unaudited) and from July 1, 2018 through December 31, 2018 (Unaudited)	5-6

Statements of Cash Flows for the Six Months Ended December 31, 2018 and 2017 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits and Reports on Form 8-K	43

Signatures	44

Certifications

NanoViricides, Inc.

Balance Sheets

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,903,672	$7,081,771
Prepaid expenses	168,948	240,257
Total current assets	4,072,620	7,322,028

PROPERTY AND EQUIPMENT
Property and equipment	14,075,919	14,018,383
Accumulated depreciation	(3,520,425)	(3,177,290)
Property and equipment, net	10,555,494	10,841,093

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(88,161)	(84,025)
Trademark and patents, net	370,793	374,929

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	1,797	4,647
Other assets	5,312	8,162
Total assets	$15,004,219	$18,546,212

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$223,781	$223,339
Accounts payable – related party	800,830	107,468
Derivative liability - warrants	-	298,092
Accrued expenses	139,049	253,049
Total current liabilities	1,163,660	881,948

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 5,071,826 and 4,531,394 shares issued and outstanding, at December 31, 2018 and June 30, 2018, respectively.	5,072	4,531
Common stock, $0.001 par value; 150,000,000 shares authorized, 69,501,354 and 69,171,740 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	69,502	69,172
Additional paid-in capital	101,530,586	101,282,707
Accumulated deficit	(87,764,601)	(83,692,146)

Total stockholders' equity	13,840,559	17,664,264

Total liabilities and stockholders' equity	$15,004,219	$18,546,212

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

OPERATING EXPENSES
Research and development	$1,657,838	$1,639,643	$3,024,779	$3,091,549
General and administrative	711,360	754,138	1,383,517	1,532,678

Total operating expenses	2,369,198	2,393,781	4,408,296	4,624,227

LOSS FROM OPERATIONS	(2,369,198)	(2,393,781)	(4,408,296)	(4,624,227)

OTHER INCOME (EXPENSE):
Interest income	15,665	24,970	37,749	49,362
Interest expense on convertible debenture	-	(60,275)	-	(185,274)
Loss on extinguishment of debt	-	(1,348,247)	-	(1,348,247)
Discount on convertible debenture	-	(119,863)	-	(359,214)
Change in fair value of derivative	122,541	1,100,302	298,092	1,665,151

Other income (expense)	138,206	(403,113)	335,841	(178,222)

LOSS BEFORE INCOME TAX PROVISION	(2,230,992)	(2,796,894)	(4,072,455)	(4,802,449)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,230,992)	$(2,796,894)	$(4,072,455)	$(4,802,449)

Net loss per common share- basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.08)

Weighted average common shares outstanding- basic and diluted	69,383,850	63,335,601	69,284,908	63,321,342

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2018 through December 31, 2018

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2018	4,531,394	$4,531	69,171,740	$69,172	$101,282,707	$(83,692,146)	$17,664,264

Series A Preferred Stock issued for employee stock compensation	532,716	533	-	-	54,494	-	55,027

Common stock issued for consulting and legal services rendered	-	-	191,510	192	79,268	-	79,460

Stock options issued for compensation	-	-	-	-	11,920	-	11,920

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	19,310	19	7,481	-	7,500

Net loss	-	-	-	-	-	(1,841,463)	(1,841,463)

Balance, September 30, 2018	5,064,110	5,064	69,382,560	69,383	101,437,413	(85,533,609)	15,978,251

Series A Preferred Stock issued for employee stock compensation	7,716	8	-	-	53,613	-	53,621

Common stock issued for consulting and legal services rendered	-	-	83,943	84	26,916	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	1,429	-	1,429

Common shares issued for Directors fees	-	-	34,851	35	11,215	-	11,250

Net loss	-	-	-	-	-	(2,230,992)	(2,230,992)

Balance, December 31, 2018	5,071,826	$5,072	69,501,354	$69,502	$101,530,586	$(87,764,601)	$13,840,559

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2017 through December 31, 2017

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2017	4,348,744	$4,349	63,306,774	$63,305	$95,382,979	$(75,128,691)	$20,321,942

Series A Preferred Stock issued for employee stock compensation	7,716	7	-	-	25,220	-	25,227

Common stock issued for consulting and legal services rendered	-	-	20,062	20	26,980	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	5,773	-	5,773

Common shares issued for Directors fees	-	-	8,358	8	11,242	-	11,250

Net loss	-	-	-	-	-	(2,005,555)	(2,005,555)

Balance, September 30, 2017	4,356,460	4,356	63,335,194	63,333	95	(77,134,246)	18,519,209

Series A Preferred Stock issued for employee stock compensation	7,716	8	-	-	153,400	-	153,408

Common stock issued for consulting and legal services rendered	-	-	26,468	27	26,973	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	4,401	-	4,401

Common shares issued for Directors fees	-	-	11,019	11	11,239	-	11,250

Net loss	-	-	-	-	-	(2,796,894)	(2,796,894)

Balance, December 31, 2017	4,364,176	$4,364	63,372,681	$63,371	$95,781,779	$(79,931,140)	$15,918,374

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,072,455)	$(4,802,449)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	108,648	312,207
Common shares issued as compensation and for services	125,210	76,500
Warrants granted to Scientific Advisory Board	2,972	10,174
Stock-based compensation expense	11,920	-
Common shares to be issued for debenture interest	-	60,274
Depreciation	343,135	332,921
Amortization	4,136	4,135
Change in fair value of derivative liability	(298,092)	(1,665,151)
Amortization of debt discount on convertible debenture	-	359,214
Loss on extinguishment of convertible debenture	-	1,348,247
Changes in operating assets and liabilities:
Prepaid expenses	71,309	(49,366)
Other assets	2,850	28.514
Accounts payable	442	(59,966)
Accounts payable - related party	693,362	1,134,141
Accrued expenses	(114,000)	(8,249)
Deferred interest payable	-	(41,667)

NET CASH USED IN OPERATING ACTIVITIES	(3,120,563)	(2,960,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,536)	(92,540)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,178,099)	(3,053,061)
Cash and cash equivalents at beginning of period	7,081,771	15,099,461

Cash and cash equivalents at end of period	$3,903,672	$12,046,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$166,667

Non-cash Financing and Investing Activities:
Obligation to issue shares for Series C debenture payment	$-	$5,739,337
Obligation to issue shares for deferred interest	$-	$125,000

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

December 31, 2018 AND 2017

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

We are a company with several drugs in various stages of early development. In our lead antiviralprogram against herpes viruses, i.e. the HerpeCide™ program alone, we have drug candidates against at least five indications at different stages of development. Of these, the Company is advancing the shingles drug candidate towards human clinical trials. The IND-enabling Safety/Toxicology studies required for doing so have begun as of the end of December, 2018 at the contract research organization (“CRO”) BASi, Indiana. Typically these studies may last six to nine months. If successful, the Company intends to file an IND after receiving a formal report on these studies from BASi. In addition, our drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced studies and are expected to follow the shingles drug candidate into human clinical trials. Shingles in adults and chicken pox in children is caused by the same virus, namely VZV (Varicella-zoster virus, aka HHV-3 or human herpesvirus-3). There are estimated to be approximately 120,000-150,000 annual chickenpox cases in the USA in the post-vaccination-era, i.e. since childhood vaccination with the live attenuated varicella virus Oka strain has become standard. In addition, we have drugs in development against all influenzas in our FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses in perpetuity. The first license agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  In addition, the Company is negotiating a license for VZV (shingles, chicken pox virus), and the remaining human herpesviruses from TheraCour. For this purpose, the Company has conducted a valuation for the shingles and PHN indications. The Company expects to arrive at an agreement on terms of the license very soon. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has asked for, and we anticipate that the licenses to the remaining herpes viruses including VZV will be executed once the due diligence process is completed.

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

Reclassifications and Prior Year Adjustments

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $253,508 and $550,186 of expenses for the three and six months ended December 31, 2017 respectively, related to the Company’s laboratory facilities from general and administrative expenses into research and development expenses for consistency with current year presentation. The reclassifications had no impact on the reported results of operations and net loss reported for the three and six months ended December 31, 2017.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, convertible preferred stock, and convertible debenture.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31, 2018	December 31, 2017

Options and Warrants	4,423,471	6,696,724

Total potentially outstanding dilutive common shares	4,423,471	6,696,724

The Company has also issued 5,071,826 shares of Series A Preferred Stock to investors and others as of December 31, 2018. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2018, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 17,751,391, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following table represents the basic and diluted per share calculations for loss from continuing operations;

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Calculation of basic and diluted loss per share of common stock:

Net loss attributable to common stockholders	$(2,230,992)	$(2,796,894)	$(4,072,455)	$(4,802,449)

Denominator for basic weighted average shares of common stock	69,383,850	63,335,601	69,284,908	63,321,342

Basic and diluted loss per share of common stock	$(0.03)	$(0.04)	$(0.06)	$(0.08)

The Series C debenture was redeemed for Common Stock effective November 13, 2017. See Note 7. The Series C debenture was excluded from the loss per share calculation for the three and six month period ended December 31, 2017 because the impact is antidilutive

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholder’s Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04,2 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its form 10-Q for the quarter that begins after the effective date of the amendments. The Company conformed to this rule in its Form 10-Q for the quarter ending December 31, 2018.

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

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company is currently in the process of assessing the impact of this ASU on its financial statements.

Note 3 - Liquidity and Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at December 31, 2018 of approximately $87.8 million and a net loss of approximately $4.1 million and net cash used in operating activities of approximately $3.1 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2018, the Company had available cash and cash equivalents of approximately $3.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Significant stockholder

	As of
	December 31, 2018	June 30, 2018
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (4) to pay an advance payment equal to twice the amount of the previous month’s invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company entered into an agreement with TheraCour Pharma, Inc. for a waiver of the two months worth of prepaid balance advance of anticipated invoicing until the filing of an IND and the application of the current advance as a credit against current open invoices. Additionally, TheraCour has agreed to defer $25,000 per month of development fees for six months, beginning with July 2018. Accounts payable due TheraCour on the reporting date was	$800,830	$107,468

	For the three months ended		For the six months ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Property and Equipment

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$7,408	$-	$7,408	$-

	For the three months ended		For the six months ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2018 and June 30, 2018	$899,184	$923,588	$1,745,872	$1,770,861

Debenture Interest Payable to a Director

Coupon interest expense on the $5,000,000 Series C Debenture paid to Dr. Milton Boniuk for the three and six months ended December 31, 2017 was $60,274 and $185,274, respectively. The Series C debenture was redeemed for Common Stock effective November 13, 2017. See Note 7.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2018	June 30, 2018

GMP Facility	$8,020,471	$8,011,230

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,732,060	5,683,765

Total Property and Equipment	14,075,919	14,018,383

Less Accumulated Depreciation	(3,520,425)	(3,177,290)
Property and Equipment, Net	$10,555,494	$10,841,093

Depreciation expense for the three months ended December 31, 2018 and 2017 were $171,815 and $166,732, respectively, and for the six months ended December 31, 2018 and 2017 were $343,135 and $332,921, respectively.

 Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2018	June 30, 2018

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(88,161)	(84,025)
Trademarks and Patents, Net	$370,793	$374,929

Amortization expense amounted to $2,067 for each of the three month periods ended December 31, 2018 and 2017, and $4,136 and $4,135 for the six months ended December 31, 2018 and 2017 respectively.

Note 7 - Convertible Debenture and Derivatives

Debenture - Series C

The Company’s Series C Convertible Debenture, in the amount of $5,000,000, was redeemed on November 13, 2017.

 For the three-month period ended December 31, 2017, the Holder of the Company’s Series C Convertible Debenture elected to receive $60,274 (through November 13, 2017) of their coupon interest payment and $125,000 of deferred interest payment in shares of the Company’s common stock. For the six-month period ended December 31, 2017, the Holder elected to receive $60,274 (through November 13, 2017) of its coupon interest payment and $125,000 of deferred interest payment in common stock of the Company and $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash.

The Company’s Series C Debenture in the amount of $5,000,000 was due to mature on June 30, 2018. On November 13, 2017, the Company entered into a Debenture Redemption Agreement (the “Agreement”) with the Holder, to redeem (the “Redemption”) its $5,000,000 Series C Convertible Debenture (the “Debenture”) for an aggregate of 5,500,000 shares of the Company’s $0.001 par value Common Stock (“Purchase Price”) comprising 5,000,000 shares for the principal of the Debenture and 500,000 shares for unpaid coupon interest from October 1, 2017 through June 30, 2018. The unpaid interest included $60,274 of accrued interest through November 13, 2017, $314,726 in coupon interest through June 30, 2018 and $125,000 of unpaid deferred interest. The price per share was equal to the closing price of the Company’s stock on Friday, November 10, 2017 of one ($1.00) dollar per share. The Holder waived all early redemption penalty payments provided for in the Debenture for consideration of 150,000 shares of the Company’s $0.001 par value Series A Convertible Preferred Stock. The Company did not incur placement agent fees in redemption of the Series C Convertible Debenture. The Company recognized a non-cash loss on extinguishment of debt of $1,348,247 on the extinguishment of the aforesaid principal attributable to the Series C Debenture into the Company’s common and preferred stock. The loss on extinguishment arises from, the obligation to issue 150,000 shares of the Company’s Series A Preferred shares with a fair value of $364,337, as of November 13, 2017, obligation to issue 314,726 shares of the Company’s $0.001 par value Common Stock with a fair value of $314,726 as of November 13, 2017, in consideration of Debenture coupon interest from the redemption date through June 30, 2018, and unamortized discount of $684,633 as of the redemption date, offset by the derivative liability of ($15,449) as of the redemption date.

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

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Convertible Debenture, the Company issued 187,000 shares of its Series A Convertible Preferred Stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount was amortized over the actual term of the Debenture using the effective interest method.

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debenture” in the amount of $-0- and $119,863 for the three month periods ended December 31, 2018 and 2017, respectively, and $-0- and $359,214 for the six month periods ended December 31, 2018 and 2017, respectively.

Note 8 – Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2018	June 30, 2018

Severance payment- Eugene Seymour	$33,333	$233,333
Accrued payroll	49,716	19,716
Professional services	25,000	-
Other accruals	31,000	-
Accrued expenses	$139,049	$253,049

Note 9 - Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 525,000 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A Preferred stock of $47,260 and $94,520, respectively, for the three and six months ended December 31, 2018. The balance of $466,170 will be recognized as the shares vest and service is rendered.

For the three and six months ended December 31, 2018, the Company’s Board of Directors authorized the issuance of 7,716 and 15,432, respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded expense of $6,361 and $14,128, respectively, for the three and six months ended December 31, 2018 related to these issuances.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/11/2018	525,000	$560,690
7/31/2018	2,572	2,795
8/31/2018	2,572	2,374
9/30/2018	2,572	2,598
10/31/2018	2,572	2,233
11/30/2018	2,572	1,883
12/31/2018	2,572	2,245
	540,432	$574,818

There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Preferred stock granted to various employees and others on the date of grant. The Series A Preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Preferred stock at each issuance used the following inputs:

a.	The common stock price was in the range $.31 to $.58;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 19.22% to 19.28% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 2.34 to 1.84 years;

f.	29.42% to 32.24% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 55.76% to 71.74% volatility, 2.09% to 2.70% risk free rate) applied to the converted common.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 300,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $0.41 of the common stock on September 1, 2018 (“Effective Date”). The options shall vest in three, equal, annual installments commencing on the Effective Date. The grant date fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for the three and six months ended December 31, 2018. See Note 13 - Subsequent Events.

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of grant using a lattice simulation model that values the options based upon a stock price modeled such that it follows a geometric Brownian motion with constant drift and volatility.

For the three months ended December 31, 2018, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in November 2022. For the six months ended December 31, 2018, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in August 2022 and 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $.41 per share expiring in November 2022.  The fair value of the warrants was $1,429 for the three months and $2,972 for the six months ended December 31, 2018 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	49.76-55.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.71-2.93%

For the three and six months ended December 31, 2018, the Company’s Board of Directors authorized the issuance of 83,943 and 275,453, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $106,460 for the three and six months ended December 31, 2018, respectively, which was the fair value on the dates of issuance.

For the three and six months ended December 31, 2018, the Company’s Board of Directors authorized the issuance of 34,851 and 54,161, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $18,750 for the three and six months, respectively, which was the fair value on the dates of issuance.

Note 10 - Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2018	6,969,588	$4.80	.53	$-

Granted	22,864	.41

Expired	2,868,981	5.25	-
Outstanding and exercisable at December 31, 2018	4,123,471	$4.48	.63	$-

Of the above warrants, 3,127,668 expire in fiscal year ending June 30, 2019; 620,051 expire in fiscal year ending June 30, 2020, 57,160 expire in fiscal year ending June 30, 2021, 45,728 expire in the fiscal year ending June 30, 2022 and 272,864 warrants expire in the fiscal year ending June 30, 2023.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2018	-	$-	-	$-

Granted	300,000	.50	-	-

Outstanding at December 31, 2018	300,000	.50	2.67	-

Of the above options, 100,000 are vested and exercisable as of December 31, 2018, 100,000 become vested and exercisable on September 1, 2019 and 100,000 become vested and exercisable on September 1, 2020. The options expire on August 31, 2021. The options will not become vested and exercisable until the option is vested pursuant to the vesting schedule set forth above, provided that Dr. Taraporewala continues to be employed by, or provide service to, the Company. If Dr. Taraporewala’s continuous service terminates for any reason other than cause, any such option exercisable as of the date of termination may be exercised at any time by the participant prior to the expiration date. If Dr. Taraporewala’s continuous service should be terminated for “Cause” (as defined in the option), then any outstanding option, vested or unvested, shall terminate immediately and shall no longer be exercisable. See Note 13 – Subsequent Events.

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

Note 11 - Fair Value Measurement

Fair value measurements

At December 31, 2018 and June 30, 2018 the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at
December 31, 2018:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability - warrants	$-	$-	$-

	Fair Value Measurements at
	June 30, 2018:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability - warrants	$-	$-	$298,092

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014, the Company issued an aggregate of 5,425,363 warrants, of which 2,479,935 and 5,290,006, are outstanding at December 31, 2018 and June 30, 2018, respectively. Additionally, the Company issued 135,216 warrants to the placement agents of which 76,306 and 135,216, are also outstanding at December 31, 2018 and June 30, 2018, respectively, for a total number of 2,556,241 and 5,425,222 warrants outstanding and issued as of December 31, 2018 and June 30, 2018, respectively, pursuant to the aforesaid registered direct offerings.

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

The Warrants were valued as of December 31, 2018 and June 30, 2018 with the following assumptions:

-	The 5-year warrants issued on 9/12/13 and 1/24/14 included Investor and Placement Agent Warrants with an exercise price of $5.25 and $6.05 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company projected volatility.

-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The next capital raise would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected annual volatility for the valuation dates are:

1 Year
12/31/18	76%
6/30/18	56%

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended December 31, 2018:

Fair Value Measurement

Fair Value Measurement
Using Significant Unobservable Inputs
Derivative Liability- Warrant
Beginning balance at July 1, 2018	$298,092
Additions during the year	-
Change in fair value	(298,092)
Transfer in and out of Level 3	-
Balance at December 31, 2018	$-

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

The Company and Dr. Irach Taraporewala, the Company’s Chief Executive Officer, entered into an employment agreement effective September 1, 2018, for a term of three years. Dr. Taraporewala will be paid an annual base salary of $360,000. Additionally, Dr. Taraporewala was awarded a grant of 300,000 options to purchase shares of the Company’s Common Stock. 100,000 options vested on September 1, 2018 and the remainder of the options will vest over the two-year vesting period and are subject to forfeiture.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock upon entering into the agreement, and issued an additional 26,786 shares of Series A Preferred Stock and 35,715 shares of common stock on each anniversary date of the agreement. The shares of Series A Preferred Stock were issued in recognition of Dr. Tatake’s work towards the achievement of several patents by the Company. The Compensation Committee of the Board of Directors has extended the current provisions of the Employment Agreement pending its review of current industry compensation arrangements and Employment agreements. See Note 13 – Subsequent Events.

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

Note 13 - Subsequent Events

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Company determined that there were certain reportable subsequent events to be disclosed as follows:

●   On January 24, 2019, Irach Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. (the “Company”) for personal reasons.  Also on that date, the Company and Mr. Taraporewala agreed that Mr. Taraporewala would become a consultant for the Company for a period of two years.  In connection with his resignation and new consulting services, the Company and Mr. Taraporewala entered into a Confidential Separation and Consulting Agreement and General Release (the “Agreement”) pursuant to which the Company will pay Mr. Taraporewala monthly consulting payments of Three Thousand Dollars ($3,000) from February 1, 2019, the effective date of the Agreement, through January 31, 2021.  The Agreement includes a general release of claims against the Registrant, obligations of confidentiality, non-disclosure, non-disparagement and other customary provisions found in similar agreements. Dr. Taraporewala was granted options to purchase up to 300,000 shares of the Company’s common stock, on September 1, 2018. Pursuant to the option grant, 100,000 options vested on September 1, 2018. The remaining 200,000 options were not vested and have been forfeited.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. Readers should carefully review the risk factors disclosed in this Form 10-Q, Form 10-K and other documents filed by the Company with the SEC.

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

Recent Developments

The Company reported on February, 4, 2019, subsequent to the reporting period, that it has formally commenced the IND-Enabling Non-GLP and GLP Safety/Toxicology studies for its first drug candidate in the HerpeCide™ Program. These studies are being conducted by BASi, Indiana, a Contract research Organization (“CRO”). This marks a major milestone for the Company.

The drug candidate selected for advancing towards human clinical studies is designated as NV-HHV-101. The Company is presently advancing this selected drug candidate as a treatment for shingles rash. Shingles and chickenpox are caused by the same virus, namely Varicella Zoster Virus (“VZV”). The NV-HHV-101 or a closely related drug candidate is expected to be advanced as a clinical drug candidate against HSV-1 “cold sores” and against HSV-2 “genital ulcers” as these programs mature. All of these current candidates are being developed as skin creams for dermal topical applications. The Company has previously found that dermally applied nanoviricide drug candidates led to full survival of lethally infected animals in a severe infection with the highly pathogenic, neurotropic strain of HSV-1, namely H129c. Thus the nanoviricide drug candidates applied topically appear to demonstrate strong efficacy. Topical application has the advantage of being able to deliver very high drug concentrations locally to completely eradicate the virus. In contrast, the local concentrations and therefore effectiveness of orally delivered medications is limited by the toxicity and bioavailability of the oral drug, as is known for the existing antiviral therapies for HSV-1, HSV-2, and VZV. Therefore, treating the HSV-1 cold sores, HSV-2 genital ulcers, or VZV chicken pox lesions or shingles rash is expected to be highly beneficial.

Of these drugs in development, treatments for HSV-1 and HSV-2 are already licensed by the Company from TheraCour Pharma, Inc. (“TheraCour”).

Subsequent to the reporting period, Irach Taraporewala, PhD, resigned as CEO effective February 1, 2019 for personal reasons. As a result, Anil R. Diwan, PhD, President and Chairman, was elevated by the Board to the position of Executive Chairman. The Company has retained Dr. Taraporewala as a consultant to help with drug development into the regulatory stage for a period of two years.

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

Mr. Sapirstein currently holds Board positions on Enochian Biosciences (ENOB), RespireRx Pharmaceuticals (RSPI) and the privately held company Leading Biosciences. He is a Director and was Chairman, until February 2019, of the Board for BioNJ, an association of biopharma industries in New Jersey. In addition, he is a Board Director for BIO, the leading Biopharma Industries Organization promoting public policy and networking in the healthcare space, where he sits on both the Health Section and Emerging Companies Section Governing Boards.

The Annual Shareholders’ Meeting of the Company was held on November 30th, 2018 at the Sheraton Stamford Hotel, Stamford, CT. All of the proposals presented for voting were approved by a majority of votes, except for Dr. Taraporewala’s appointment as a Director. Mr. Sapirstein’s appointment as an Independent Director of the Board was ratified by majority shareholder vote.

As a result of Mr. Sapirstein’s appointment as a Director, the Company has regained full compliance with the listing requirements of NYSE-American for having a majority of independent directors and three independent members on its Audit Committee. The Company received notification from the Exchange that it is in full compliance with the listing requirements on November 19, 2018.

Additionally, management has continued and significantly accelerated its efforts at investor outreach and communications.

Dr. Irach B. Taraporewala, then Chief Executive Officer of the Company, presented a corporate overview and discussed the Company’s progress in taking its first drug candidate into human clinical trials at the Biotech ShowCase Meeting held in San Fransisco, in parallel to the JP Morgan Life Sciences Conference, on January 7, 2019. Previous to that, he presented the Company overview at the MicroCap Investment Conference, held on October 1-2, 2018 at the Essex House Hotel in New York City.

The Company has engaged Zacks Investment Research for the purpose of developing and disseminating investment research analysis reports on the Company. Zack Small Company Research (SCR) has published their first Analyst Report on NanoViricides on November 13, 2018 (https://scr.zacks.com/News/Press-Releases/Press-Release-Details/2018/NNVC-NanoViricides-Developing-Antiviral-Medication-Using-Nanotechnology/default.aspx).

Previously, the Company has reported that we have engaged The Money Channel NYC for the purpose of investor and brokerage outreach. Subsequent to the reporting period, the Company has elected to continue this engagement.

The formal IND-enabling Safety/Toxicology studies of the Company’s first drug candidate to move into regulatory stage began at the end of December 2018. The first part of these studies, namely non-GLP Safety/Tolerability and Toxicity using Dermal Exposure in Mini-Pigs, was completed recently. Following initial observations on this mini-pigs study, the next non-GLP studies for Systemic Exposure using sub-cutaneous administration in Rats began in the second week of January 2019. Another study of Systemic Exposure using sub-cutaneous administration in Dogs began recently. The Company expects to report on these various studies as soon as the data become available to us and is reviewed by our scientists. The Company previously performed a Safety/Tolerability study in rats on two closely related development candidates (see below under “Our Product Pipeline”). These studies showed that the tested drug candidates were safe and well tolerated. No signs of toxicity were seen in gross or microscopic examination of tissues. The Company believes that the selected clinical candidate should have a similar safety profile. Therefore, the Company is negotiating the earliest possible date for entering the next phase, namely, the GLP Safety/Toxicology studies with BASi.

The start of these IND-enabling studies marks a major milestone for the Company and an important step in establishing our nanoviricide® platform technology and validity of our approach.

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

We currently have at least 9 different drug development programs, attesting to the strength of our platform technology. Of these, 5 of the indications are under the HerpeCide™ program. We are currently working on 3 of these indications (VZV, HSV-1 and HSV-2) in parallel, as explained below (priority level 1). The HK program and v-ARN program (see below) are at a lower priority level. In addition, we continue to work on the FluCide™ program at the lower priority 3. HIVCide™ program is at priority level 4. We will continue to seek funding for further development in the remaining programs, namely Dengue and Ebola/Marburg antivirals.

The potential broad-spectrum nature of our anti-HSV drug candidates is enabling several anti-Herpes indications under our HerpeCide™ program. Of these, the (i) Topical Treatment for Shingles (VZV) is currently moving most rapidly towards clinical stage. We believe that the other anti-Herpes drug candidates, would follow this lead drug to the clinical stage, namely, (ii) skin cream for the treatment of orolabial herpes (“cold sores”) and recurrent herpes labialis (RHL) mostly caused by HSV-1, and (iii) skin cream for the treatment of genital herpes caused by HSV-2.

In addition, a fourth indication, (iv) ocular eye drops treatment for external eye herpes keratitis (HK), caused by HSV-1 or HSV-2, is expected to follow into further drug development. Further, we have announced that we have begun preclinical drug development work on a fifth indication under the HerpeCide program, namely (v) viral Acute Retinal Necrosis (v-ARN), intravitreal injection.

We are currently scaling up the production of our lead candidates to make the large batch required for the ensuing IND-enabling GLP Safety/Toxicology studies. The required amount for these studies was estimated to be a few kg of the API as a rough estimate. We believe we will achieve this scale of production during the currently ongoing production cycle.

A preliminary safety and toxicology evaluation (Safety and Tolerability study) of the Company’s optimized nanoviricides® drug candidates in the HerpeCide™ program was performed at AR Biosystems, Beverly, MA in Dec 2017-March 2018. This preliminary safety/toxicology study in the rat animal model is an important step in the drug development pathway. It was conducted in order to provide information for designing the IND enabling non-GLP and GLP safety/toxicology (“Tox Package”) studies. It was designed to (i) evaluate the direct effects of topical delivery of the drug candidates on the skin, (ii) assess if the drugs attain detectable levels in the blood, and also (iii) evaluate whether there are any effects on the blood and primary organs, in uninfected animals. Dermal topical treatment of rats with formulated drug candidates was evaluated in this study as a primary objective, since skin is the primary breakout site of HSV-1, HSV-2, and VZV infections.

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

Moreover, these drug candidates have shown strong effectiveness in the human skin organ culture model of VZV infection studies as well, as previously reported. Further, these candidates have demonstrated strong anti-viral activities against HSV-1, HSV-2, and VZV in cell culture studies using multiple cell lines.

These studies established that our optimized drug candidates were worthy of further development in the regulatory pathway for approval. Since then, we engaged in production scale-up and chemistry, manufacture and control studies (“CMC” studies) at our Shelton facility. This c-GMP capable facility has been designed to be able to manufacture any of our nanoviricides drug candidates from scratch in research quantities to multi-kilogram production quantities that would be needed for the regulatory Tox Package studies as well as for human clinical trials.

The success of our drug candidates in this preliminary rat safety/toxicology study cleared the path for taking these candidates into formal GLP safety/toxicology studies that are required for filing an IND. We believe that, additionally, the results of this preliminary rat safety/toxicology study give us confidence that the dermal topical treatments we are developing for the treatment of HSV-1 cold sores, and HSV-2 genital ulcers should also exhibit similar strong safety characteristics.

The Company’s drug candidates in the HerpeCide™ program are being developed for direct topical application on the affected areas to control the infections. Direct topical application enables delivery of the highest possible concentrations of the active substance directly at the site of infection. This allows for maximal clinical effectiveness, while at the same time minimizing side effects that are seen with systemic therapy (such as oral drugs or injectables).

We have already begun to scale up production of these tested candidates to the larger amounts as estimated to be required for the ensuing Tox Package studies. We have estimated the amount of the candidate that will be needed to be supplied for such a study, based on discussions with BASi, Inc., IN, the service provider, and Biologics Consulting Group, VA, our regulatory consultants. We have increased the scale of production to meet this required quantity and have the ability to produce multi-kilogram quantities of materials. We are also working on detailed optimization of the manufacture and characterization of the materials at different synthetic steps as will be needed for the Chemistry, Manufacture, and Controls (CMC) section of an IND application.

The market size for an effective anti-shingles drug is currently estimated to be in the range of several billions of dollars, even after a new shingles vaccine, Shingrix® (GlaxoSmithKline) has been approved, based on a recent report by Dr. Myers of BioEnsemble, LLC, pharma industry consultants, commissioned by the Company. The current vaccine for prevention of chicken pox in children, i.e. the varicella vaccine, is based on the live attenuated virus derived from the Oka strain. Un-vaccinated children usually develop chicken pox at some point in their childhood, and the wild-type virus then remains latent in their bodies, in nerve ganglia. Similarly, Varicella vaccinated children may develop mild syndrome when vaccinated and the weakened Oka strain remains latent in their bodies, All of these children can develop shingles later in life. It is generally believed that the intensity of such disease would be much less severe with the weakened vaccine strain than with the natural or wild type strain. Nevertheless, the severity of the symptoms and overall effects depend upon the immune status of the individual. Pre-vaccination era, (i.e. before varicella vaccination was widely adopted in the USA), there were 3-4 million cases of chicken pox per year (matching the birth rate). Post-vaccination era, this rate has dropped to about 120,000-150,000 cases in the USA. However, in several developing and underdeveloped countries, the rates of chicken pox remain high due to limited access to the vaccine or limited adoption of the vaccine. As stated earlier, nearly every person may be expected to get shingles at some point in their lives, with varying severity. A preventive vaccine for adults, namely Zostavax® is available, based on the attenuated Oka strain. Its effectiveness is variously estimated at around 60-70%. Its coverage remains low, as most people do not get this vaccine. Shingrix is a subunit vaccine, that is it does not contain intact living virus particles but only certain proteins derived from the virus. As such, it is expected to not have the issue of “breakthrough disease” which occurs when the live latent virus from the vaccine itself causes disease. However, Shingrix has significantly greater severe side-effects than Zostavax in more than 10-15% of the persons taking it. This may keep its adoption rate much lower than expected by the manufacturer GSK. Currently, Shingrix is unavailable in most markets because the manufacturer has apparently not scaled up production more than one year since its introduction. Thus it appears that a significant market would continue to exist for an anti-shingles drug, at least for several years.

More specifically, the report estimated that the anti-shingles drug candidate could reach peak annual sales of as much as $2 Billion, depending upon the effectiveness determined in clinical trials, at an assumed 50% market penetration, if it is effective in reducing incidence of post-herpetic neuralgia (PHN). Based on current pre-clinical data, we believe that there is a very strong probability that the shingles treatment would significantly minimize the shingles pain, accelerate healing, and minimize nerve damage, thereby minimizing the occurrence and severity of post-herpetic neuralgia (PHN). Our pre-clinical drug design efforts have been aimed at developing a treatment for shingles that would have pain reduction effects as well as healing effects on skin.

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

We have developed strong chemical manufacturing process controls that enable us to produce the backbone polymers with highly restricted and reproducible molecular size range. In fact, we have achieved highly reproducible and scalable processes that have yielded the same polymer molecular sizes across production scales from 10g to 500g. In other words, we are now able to control the length of the backbone polymer to within one monomer unit, irrespective of production scale, at least up to about 1 kg scale.

We believe that this is a remarkable and possibly unmatched achievement in the field of nanomedicines. We have scaled up the production of the polymer backbone “nanomicelle” to kilogram scales, and do not anticipate any manufacturing constraints at present.

Typically, the synthesis of small chemicals, such as the ligands we use to direct the nanoviricide against a specific type of virus, is substantially easier to scale up than the synthesis of polymers. We have been able to scale up production of the two different ligands under potential clinical development consideration for VZV shingles treatment already. We anticipate being able to scale up to multi-kg levels, as necessary.

The process of chemically covalently connecting the ligands to the polymer backbone, to produce the nanoviricides, is now being optimized for scalability.

Our polymer backbone itself is designed based on the route of application. In the case of the shingles drug candidate, as well as for HSV-1 cold sores, and for HSV-2 genital ulcers, the route is dermal topical application.

We have finished the development of final clinical formulation of our drug candidate, i.e. the “drug product” in just about six weeks. After synthesizing the active chemical component, additional substances called “excipients” are added to it to provide specific desired characteristics. The resulting substance is called the drug product. Typically most pharmaceutical companies require several months to a few years to achieve successful drug product formulation, depending upon the characteristics of the API. Our internal expertise in formulations and the fact that the nano micelle is designed based on the route of administration helped us achieve this objective in such a short time.

Thus, we are on course to be able to manufacture the required quantities of materials for the Tox Package studies.

In addition to VZV, we are also developing dermal topical drugs against HSV-1 cold sores and HSV-2 genital ulcers. Dr. Brandt’s Lab at CORL, the University of Wisconsin, Madison, WI, is validating animal models for the study and evaluation of relative efficacies of different treatments for HSV-1 infection in mice as well as for HSV-2 infection in mice. The goal of these developments is to develop animal models that would be able to discriminate an experimental drug that is more effective than the current standard of care drugs, from the standard of care. At present the existing animal models show maximal effectiveness with the standard of care and therefore cannot discriminate a drug that might be superior. If their animal models are successful in differentiating effectiveness of different drug candidates, then we will be able to evaluate our drug candidates for the treatment of HSV-1 cold sores as well as for the treatment of HSV-2 genital ulcers, in addition to the VZV testing being performed.

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

We are currently scheduling the time-slots for the Tox Package studies with BASi, IN, our CRO for this task. The non-GLP portion of the IND-enabling Safety/Toxicology studies has already been completed at BASi, We anticipate receiving reports on these studies in six to eight weeks from study completion.

Additional studies as required regarding effectiveness of our drug candidate in human skin organ culture (“ex vivo”) model are continuing at Professor Moffat’s lab in the Upstate Medical Center, SUNY, Syracuse, NY.

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

The childhood chickenpox vaccine (varicella vaccine) has reduced the cases of chickenpox, but this is a live attenuated virus vaccine that persists in the body. All adults who have had chickenpox in childhood continue to harbor the chickenpox virus, and are expected to develop shingles at some time, with the risk of shingles increasing with age or weakening of the immune system surveillance. In addition to the shingles breakout itself, post-herpetic neuralgia (pain) (PHN) is a significant morbidity of shingles, and to a lesser extent, of oral and genital herpes. PHN is initially caused probably by the inflammation and immune response related to the local virus expansion, but persists well after the virus has subsided, the blisters have scabbed off, and the skin has recovered, due to the nerve damage that results from the local large viral load during infection. Current PHN treatments are symptomatic, affecting the pain signaling circuit (such as novocaine, pramoxine, capsaicin, etc.), and do not produce lasting control. An effective therapy that results in strong local control of the virus production during the breakout itself is expected to minimize the resulting immune responses and nerve damage, and thereby minimize or possibly eliminate PHN.

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

Existing therapies against HSV include acyclovir and drugs chemically related to it. These drugs must be taken orally or by injection. Available topical treatments, including formulations containing acyclovir or chemically related anti-HSV drugs, are not very effective. Currently, there is no cure for herpes infection. Brincidofovir (CMX001) is being developed by Chimerix. It failed in a Phase 3 clinical trial for hCMV in organ transplants, and its Phase1/2 clinical trial for HSV in neonates was withdrawn recently. Cidofovir is a known highly effective but also toxic, broad-spectrum nucleoside analog drug that was modified with a lipidic chain structure to create brincidofovir. Pritelivir, by AiCuris, is a DNA Helicase/Primase inhibitor (HSV-1 and HSV-2) that has successfully completed certain Phase 2 clinical trials, and its indication in immune-compromised patients has received a fast track status from the US FDA. Letermovir (Merck/AiCuris), a terminase complex inhibitor, is effective only against hCMV and has entered a Phase 3 clinical study in kidney transplant patients.

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

The current market size for drugs for the treatment of various herpes infections is well over $4 billion. Similarly, the current market size for the treatment of influenza infections is in excess of $4 billion, and that for HIV treatments is in excess of $40 billion. The total market sizes for the drug development programs we have in progress are estimated at around $100 billion.

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

We believe we are now one of the very few small pharmaceutical drug innovators that possess their own cGMP or cGMP-capable manufacturing facility (see below). With our new campus and pilot-scale c-GMP-capable manufacturing facility, we are now in a position to advance our drug candidates into clinical trials, produce the pre-clinical tox package batches, and the clinical drug substance batches.

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

NanoViricides currently has existing licenses from TheraCour Pharma, Inc., (TheraCour), our development partner and where the intellectual property has originated, for HSV-1 and HSV-2, but not for the remaining herpesviruses. NanoViricides has disclosed our intention to obtain licenses for VZV as well as other remaining unlicensed herpesvirus indications from TheraCour Pharma. As is the standard process with such agreements, and the process that we have followed in the past, the Company needs to obtain a valuation of the assets under consideration. We retained Dr. Carolyn Myers of BioEnsemble LLC, an expert in in-licensing, out-licensing, valuations, and M&A in pharmaceutical industry to help with the valuations and related matters. Dr. Myers presented her initial report to our Board of Directors on December 9, 2017. Thereafter, we asked that further modeling and analysis be performed incorporating additional assumptions that reflect the current situation more closely than in the model that was presented, such as the subsequent approval of Shingrix vaccine in early 2018. Dr. Myers has recently presented us with a revised valuation report on the VZV as of October 2018. Additional consultations with Dr. Myers on various aspects of the licenses sought are ongoing. TheraCour has in the past not denied any licenses for any virus programs that we initiated.

The Company has continued the development of anti-HSV-1 and anti-HSV-2 drug candidates, and has tested the same against VZV in cell cultures, in addition to against HSV-1 and HSV-2. Since the candidates showed preliminary efficacy against VZV as well, the Company added shingles as an additional indication to pursue under the HerpeCide™ program.

Our earlier animal studies for efficacy testing of HSV-1 drug candidates in a mouse dermal model of the infection were performed by Professor Ken Rosenthal’s Lab at NEOUCOM/NEOMED. Professor Rosenthal has retired and his lab has closed.

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

The Company has initiated manufacture of the shingles drug candidates as it is scaling up the production processes to meet the quantity requirements for the IND-enabling safety/toxicology studies. We will also continue to perform additional pre-clinical studies in parallel to the Tox Package studies. These studies include formulation optimization studies, dose-response efficacy studies, efficacy studies with different viral strains, and PK/PD studies (pharmacokinetics and pharmacodynamics studies) in standard animal models.

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

The Company continues to work on its anti-influenza drug candidates in parallel to its HerpeCide program. We are developing Injectable FluCide™ for hospitalized patients with severe influenza as our first, broad-spectrum anti-influenza drug candidate. We have demonstrated the very first effective orally available nanomedicine, namely oral FluCide™ for outpatients with influenza. The development of Oral FluCide is expected to follow behind Injectable FluCide. These programs are being conducted at a much lower priority, with the highest priority being given to the various indications in the HerpeCide programs. Development of an anti-Influenza drug candidate has been estimated to be an extremely expensive process with a long drug development timeframe. This is because of the large number of virus types and subtypes that change rapidly within and over seasons. The Company at present does not have the resources to engage into a full-fledged anti-Influenza drug development program. Additionally, Xofluza®, a new drug with a novel mechanism of action (an endonuclease inhibitor) was very recently approved in the USA (Roche/Genentech). While it reduced viral load significantly in clinical trials, it did not have a significant effect on the time course of the clinical pathology of influenza infection in the clinical trials that led to its approval. Xofluza is approved for uncomplicated influenza. Information on its usage and effectiveness in the field in the current influenza seasonal cycle in the USA is not yet available.

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

cGMP Production Capability

Our versatile, customizable cGMP-capable manufacturing facility is designed to support the production of multi-kilogram-scale quantities of any of our nanoviricides drugs. In addition, it is designed to support the production of the drug in any formulation such as injectable, oral, skin cream, eye drops, lotions, etc. The production scale is designed so that clinical batches for Phase I, Phase II, and Phase III can be made in this facility. The clean room suite contains areas suitable for the production of sterile injectable drug formulations, which require special considerations.

We plan to produce at least three consecutive batches of a drug product and satisfy that said drug product is within our own defined specifications. If we are satisfied with such strong reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the US FDA.

At present, we plan on moving operations to our cGMP-capable manufacturing suite as the operational steps are developed to the level needed for moving them into this facility. This requires the development of draft-level Standard Operating Procedures, training, and drill-through of operations. We will also need to establish a Quality Assurance and Quality Control Department. Our current staff is busy developing our pre-clinical HerpeCide programs. Given our limited financing, we have not been able to attract the necessary talent for replacing the lost staff and for building out the necessary additional resources such as QA/QC.

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

Manufacturing Requirements of Some of Our Drug Candidates

The HerpeCide program drug product batch requirements are estimated to be fairly modest because of the topical nature of treatment. In consultation with BASi and BCG, we have currently estimated a batch size of approximately 1~2 kg will be sufficient for the full Tox Package (i.e. safety and toxicology) studies of the dermal topical shingles drug candidate. We are estimating that a ~500g batch will be more than sufficient for initial Phase-I human clinical studies as well. Our current estimate for a Phase IIa human clinical efficacy study is also in the range of a ~500g batch requirement. We already have the facilities for producing up to 1kg per batch or more. Many of our synthesis steps have already been scaled up to ~1kg scales. Thus we believe that we have sufficient production capability for the amounts of the HerpeCide drugs that would be needed for tox package as well as clinical studies.

As we move our drug candidates into clinical studies, we plan to perform further scale-up studies to get to about 1kg per batch production scale. In the current facility, we may be able to manufacture about 10kg to 20kg of cGMP product annually. Depending upon the drug’s potency and indication, this production size may fetch modest revenues of around $50 million to $500 million, depending upon the cost metrics, enabling profitable market entry. Such initial commercialization would allow the Company to turn itself into a stand-alone pharmaceutical company, by enabling capital formation for larger scale manufacturing facilities and fueling further growth.

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

We have signed a collaboration agreement with the Professor Moffat Lab at SUNY Upstate Medical Center, Syracuse, NY, for evaluating safety and effectiveness studies of drug candidates in cell culture and in animal models for shingles VZV infections.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2018, we had cash and cash equivalents of $3,903,672, prepaid expenses of $168,948, and net property and equipment of $10,555,494. Accounts payable and accrued expenses were $1,163,660. Stockholders’ equity was $13,840,559 at December 31, 2018.

In comparison, as of June 30, 2018, we had cash and cash equivalents of $7,081,771, and $240,257 in prepaid expenses, and net property and equipment stood at $10,841,093. Accounts payable and accrued expenses were $583,856 and current derivative liabilities-warrants were $298,092. Stockholders’ equity was $17,664,264 at June 30, 2018.

During the six-month period ended December 31, 2018 we used approximately $3,100,000 in cash toward operating activities. During the six-month period ended December 31, 2017 we used approximately $2,961,000 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

The Company believes that our spending continues to be in line with our estimates. Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that it will have to raise additional capital to fund and perform additional projected work, which is beyond normal pre-clinical development operations, leading towards an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and six month periods ended December 31, 2018 and 2017.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2018 increased $18,195 to $1,657,838 from $1,639,643 for the three months ended December 31, 2017, and for the six months ended December 31, 2018 decreased $66,770 to $3,024,779 from $3,091,549 for the six months ended December 31, 2017. The increase in the cost of research and development for the three months ended December 31, 2018 is largely attributable to the increase in outside laboratory fees to collaborators, lab supplies and materials during the three month period ended December 31, 2018. The Company began laboratory studies with its collaborators in the quarter ended December 31, 2018. The decrease in research and development expenses for the six months ended December 31, 2018 results from a decrease in laboratory payroll, and related expenses, and patent fees offset by an increase in lab supplies and chemical expenses.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2018 decreased $42,778 to $711,360 from $754,138 for the three months ended December 31, 2017 and for the six months ended December 31, 2018 decreased $149,161 to $1,383,517 from $1,532,678 for the six months ended December 31, 2017. The decrease over the three month period ended December 31, 2018 compared to the prior period resulted primarily from decreases in officers compensation arising from the resignation of Dr. Seymour on January 27, 2018, travel expense and operating expenses in general. The decreased expenses were offset by increases in professional fees and insurance expenses. The decrease over the six month period ended December 31, 2018 compared to the prior period resulted primarily from decreases in officers compensation arising from the resignation of Dr. Seymour, travel expense, office salary, office expenses and operating expenses in general. The decreased expenses were offset by increases in professional fees and insurance expenses.

Interest Income– Interest income decreased $9,305 to $15,665 for the three months ended December 31, 2018 from $24,970 for the three months ended December 31, 2017. Interest income decreased $11,613 to $37,749 for the six months ended December 31, 2018 from $49,362 for the six months ended December 31, 2017. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The decrease is due to a decrease in the account balances.

Interest Expense on Convertible Debenture – Interest expense decreased $60,275 to $-0- for the three months ended December 31, 2018, from $60,275 for the three months ended December 31, 2017. Interest expense decreased $185,274 to $-0- for the six months ended December 31, 2018 from $185,274 for the six months ended December 31, 2017. The decreases are a result of the redemption of the Company’s Series C Debenture on November 13, 2017.

Other Expenses – Discount on convertible debenture for the three months ended December 31, 2018 decreased $119,863 to $-0- from $119,863 for the three months ended December 31, 2017. Discount on convertible debenture for the six months ended December 31, 2018 decreased $359,214 to $-0- from $359,214 for the six months ended December 31, 2017. The decreases in amortization are a result of the redemption of the Company’s Series C Debenture on November 13, 2017. The Company recorded an extinguisment loss of ($1,348,247) on the redemption of the Series C Debenture on November 13, 2017 for the three and six months ended December 31, 2017.

Change in fair value of derivative– Change in fair value of derivative for the three months ended December 31, 2018 decreased $977,761 to $122,541 from $1,100,302 for the three months ended December 31,2018. Change in fair value of derivative for the six months ended December 31, 2018 decreased $1,367,059 to $298,092 from $1,665,151 for the six months ended December 31,2017.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the three months ended December 31, 2018, the Company had a net loss of ($2,230,992), or $ ($0.03) per share on a fully diluted basis compared to a net loss of ($2,796,894) or ($0.04) per share on a fully diluted basis for the three months ended December 31, 2017. The decrease in the reported loss for the three-month period ended December 31, 2018 is attributable mainly to a decrease in operating expenses of approximately $25,000, and a decrease of expenses related to the Company’s convertible debenture which was redeemed on November 13, 2017. These decreased expenses were offset by a decrease in the gain on the change in fair value of derivative for the three months ended December 31, 2018 of $977,761. Additionally the cost of compensation paid in Company securities was reduced. For the six months ended December 31, 2018, the Company had a net loss of ($4,072,455), or $ ($0.06) per share on a fully diluted basis compared to a net loss of ($4,802,449) or ($0.08) per share on a fully diluted basis for the six months ended December 31, 2017. The decrease in the reported loss for the six-month period ended December 31, 2018 is attributable mainly to a decrease in operating expenses of approximately $216,000, and a decrease of expenses related to the Company’s convertible debenture which were redeemed on November 13, 2017. These decreased expenses were offset by a decrease in the gain on the change in fair value of derivative for the six months ended December 31, 2018 of $1,367,059. Additionally the cost of compensation paid in Company securities was reduced. The Company recorded a loss of ($1,348,247) on the redemption of the Series C Debenture for the three and six months ended December 31, 2017. No loss on the redemption was recognized for the three and six months ended December 31, 2018.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $3,903,672 as of December 31, 2018 and current liabilities of $1,163,660, inclusive of account payables of $800,830 to a related party, TheraCour Pharma, Inc.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $87,765,000 at December 31, 2018.

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations Management believes that the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, management believes that the current available funds are insufficient for the Company’s projected work, which is beyond normal pre-clinical development operations, leading toward an Investigational New Drug Application (IND) filing with the U.S. Food and Drug Administration (FDA), to continue. The Company, therefore, has engaged investment banks to advise it as to raising further funding as the Company progresses towards human clinical trials. The Company believes that it can adjust its business plan according to its available resources. Further, the Company believes that it will be able to raise additional funding at an opportune time as it progresses towards human clinical trials. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Further, the Company cannot provide assurances that it will continue as a going concern or be able to raise additional funding in a timely manner, and if it can, that it will be on terms favorable for the Company’s current shareholders. The accompanying unaudited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three and six months ended December 31, 2018.

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

As of December 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in internal control described in Part II, Item 9A of our 10-K for the fiscal year ended June 30, 2018. These material weaknesses remain unremediated as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the reporting period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weaknesses described above.

Remediation Plan

We are remediating the material weaknesses by, among other things, implementing a process of enhanced review of all financial transactions. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight.

Effective September 1, 2018, the Company has appointed Dr. Irach Taraporewala as Chief Executive Officer, an experienced pharmaceutical industry executive, to provide additional management review of financial reporting and the period-end closing processes identified. Subsequent to the reporting period, as of February 1, 2019, Dr. Taraporewala has resigned for personal reasons. As such, the period-end closing reviews will be conducted by Mr. Stan Glick, Chairman of the Audit Committee of our Board of Directors.

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

For the three and six months ended December 31, 2018, the Company’s Board of Directors authorized the issuance of 7,716 and 15,432, respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation.

For the three months ended December 31, 2018, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in November 2022. For the six months ended December 31, 2018, the SAB was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in August 2022 and 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $.41 per share expiring in November 2022.

For the three and six months ended December 31, 2018, the Company’s Board of Directors authorized the issuance of 83,943 and 275,453, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $106,460 for the three and six months ended December 31, 2018, respectively, which was the fair value on the dates of issuance.

For the three and six months ended December 31, 2018, the Company’s Board of Directors authorized the issuance of 34,851 and 54,161, respectively, fully vested shares of its common stock with a restrictive legend for Director Services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

- Subsequent Events

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. The Company determined that there were certain reportable subsequent events to be disclosed as follows:

●   On January 24, 2019, Irach Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. (the “Company”) for personal reasons.  Also on that date, the Company and Mr. Taraporewala agreed that Mr. Taraporewala would become a consultant for the Company for a period of two years.  In connection with his resignation and new consulting services, the Company and Mr. Taraporewala entered into a Confidential Separation and Consulting Agreement and General Release (the “Agreement”) pursuant to which the Company will pay Mr. Taraporewala monthly consulting payments of three thousand dollars ($3,000) from February 1, 2019, the effective date of the Agreement, through January 31, 2021.  The Agreement includes a general release of claims against the Registrant, obligations of confidentiality, non-disclosure, non-disparagement and other customary provisions found in similar agreements.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 14, 2019	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: February 14, 2019	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)

