Form 10-Q
period 2019-03-31
NANOVIRICIDES, INC.
filed 2019-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	NNVC	NYSE-American

As of May 15, 2019, there were approximately 76,735,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at March 31, 2019 (Unaudited) and June 30, 2018	3

Statements of Operations for the Three and Nine Months Ended March 31, 2019 and 2018 (Unaudited)	4

Statements of Changes in Stockholders’ Equity for the period from July 1, 2018 through March 31, 2019 (Unaudited) and from July 1, 2017 through March 31, 2018 (Unaudited)	5-6

Statements of Cash Flows for the Nine Months Ended March 31, 2019 and 2018 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3. Defaults Upon Senior Securities	52

Item 4. Mine Safety Disclosures	52

Item 5. Other Information	54

Item 6. Exhibits and Reports on Form 8-K	54

Signatures	55

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,236,845	$7,081,771
Prepaid expenses	393,238	240,257
Total current assets	4,630,083	7,322,028

PROPERTY AND EQUIPMENT
Property and equipment	14,082,522	14,018,383
Accumulated depreciation	(3,692,576)	(3,177,290)
Property and equipment, net	10,389,946	10,841,093

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(90,229)	(84,025)
Trademark and patents, net	368,725	374,929

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	2,502	4,647
Other assets	6,017	8,162
Total assets	$15,394,771	$18,546,212

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$246,702	$223,339
Accounts payable – related party	730,063	107,468
Derivative liability - warrants	-	298,092
Accrued expenses	107,466	253,049
Total current liabilities	1,084,231	881,948

LONG TERM LIABILITIES:
Derivative liability - warrants	1,593,117	-
Total liabilities	2,677,348	881,948

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 8,500,000 shares designated, 5,106,328 and 4,531,394 shares issued and outstanding, at March 31, 2019 and June 30, 2018, respectively.	5,106	4,531
Common stock, $0.001 par value; 150,000,000 shares authorized, 76,735,074 and 69,171,740 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	76,735	69,172
Additional paid-in capital	102,540,013	101,282,707
Accumulated deficit	(89,904,431)	(83,692,146)

Total stockholders' equity	12,717,423	17,664,264

Total liabilities and stockholders' equity	$15,394,771	$18,546,212

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

OPERATING EXPENSES
Research and development	$1,310,326	$1,291,303	$4,335,105	$4,382,852
General and administrative	772,561	1,126,964	2,156,078	2,659,642

Total operating expenses	2,082,887	2,418,267	6,491,183	7,042,494

LOSS FROM OPERATIONS	(2,082,887)	(2,418,267)	(6,491,183)	(7,042,494)

OTHER INCOME (EXPENSE):
Interest income	8,915	23,769	46,664	73,133
Interest expense on convertible debenture	-	-	-	(185,275)
Loss on extinguishment of debt	-	-	-	(1,348,247)
Discount on convertible debenture	-	-	-	(359,214)
Change in fair value of derivative	(65,858)	284,536	232,234	1,949,686

Other (expense) income	(56,943)	308,305	278,898	130,083

LOSS BEFORE INCOME TAX PROVISION	(2,139,830)	(2,109,962)	(6,212,285)	(6,912,411)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,139,830)	$(2,109,962)	$(6,212,285)	$(6,912,411)

Net loss per common share- basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.11)

Weighted average common shares outstanding- basic and diluted	71,955,909	64,068,378	70,162,244	63,566,719

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2018 through March 31, 2019

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2018	4,531,394	$4,531	69,171,740	$69,172	$101,282,707	$(83,692,146)	$17,664,264

Series A Preferred Stock issued for employee stock compensation	532,716	533	-	-	54,494	-	55,027

Common stock issued for consulting and legal services rendered	-	-	191,510	192	79,268	-	79,460

Stock options issued for compensation	-	-	-	-	11,920	-	11,920

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	19,310	19	7,481	-	7,500

Net loss	-	-	-	-	-	(1,841,463)	(1,841,463)

Balance, September 30, 2018	5,064,110	5,064	69,382,560	69,383	101,437,413	(85,533,609)	15,978,251

Series A Preferred Stock issued for employee stock compensation	7,716	8	-	-	53,613	-	53,621

Common stock issued for consulting and legal services rendered	-	-	83,943	84	26,916	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	1,429	-	1,429

Common shares issued for Directors fees	-	-	34,851	35	11,215	-	11,250

Net loss	-	-	-	-	-	(2,230,992)	(2,230,992)

Balance, December 31, 2018	5,071,826	$5,072	69,501,354	$69,502	$101,530,586	$(87,764,601)	$13,840,559

Series A Preferred Stock issued for employee stock compensation	34,502	34	-	-	77,054	-	77,088

Net proceeds from issuance of common stock in connection with equity financing	-	-	6,944,446	6,944	815,797	-	822,741

Common stock issued for employee compensation	-	-	71,430	71	28,501	-	28,572

Common stock issued for consulting and legal services rendered	-	-	183,723	184	75,316	-	75,500

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	34,121	34	11,216	-	11,250

Net loss	-	-	-	-	-	(2,139,830)	(2,139,830)

Balance, March 31, 2019	5,106,328	$5,106	76,735,074	$76,735	$102,540,013	$(89,904,431)	$12,717,423

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2017 through March 31, 2018

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2017	4,348,744	$4,349	63,306,774	$63,305	$95,382,979	$(75,128,691)	$20,321,942

Series A Preferred Stock issued for employee stock compensation	7,716	8	-	-	158,791	-	158,799

Common stock issued for consulting and legal services rendered	-	-	20,062	20	26,980	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	5,773	-	5,773

Common shares issued for Directors fees	-	-	8,358	8	11,242	-	11,250

Net loss	-	-	-	-	-	(2,005,555)	(2,005,555)

Balance, September 30, 2017	4,356,460	4,357	63,335,194	63,333	95,585,765	(77,134,246)	18,519,209

Series A Preferred Stock issued for employee stock compensation	7,716	7	-	-	153,401	-	153,408

Common stock issued for consulting and legal services rendered	-	-	26,468	27	26,973	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	4,401	-	4,401

Common shares issued for Directors fees	-	-	11,019	11	11,239	-	11,250

Net loss	-	-	-	-	-	(2,796,894)	(2,796,894)

Balance, December 31, 2017	4,364,176	4,364	63,372,681	63,371	95,781,779	(79,931,140)	15,918,374

Series A Preferred Stock issued for employee stock compensation	34,502	35	-	-	131,678	-	131,713

Series A Preferred Stock issued for Series C Debenture	150,000	150			314,193		314,343

Common stock issued for Series C Debentures	-	-	5,500,000	5,500	4,724,500	-	4,730,000

Common stock issued for employee compensation	-	-	71,430	71	65,645	-	65,716

Series A Preferred Stock forfeited in Separation Agreement	(25,000)	(25)	-	-	25	-	-

Common stock issued for consulting and legal services rendered	-	-	29,128	29	26,971	-	27,000

Warrants issued to Scientific Advisory Board and for services	-	-	-	-	57,708	-	57,708

Common shares issued for Directors fees	-	-	12,136	13	11,237	-	11,250

Net loss	-	-	-	-	-	(2,109,962)	(2,109,962)

Balance, March 31, 2018	4,523,768	$4,524	68,985,375	$68,984	$101,113,736	$(82,041,102)	$19,146,142

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,212,285)	$(6,912,411)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	185,736	443,920
Common shares issued as compensation and for services	240,532	180,466
Warrants granted to Scientific Advisory Board	4,515	14,382
Options granted as compensation	11,920	-
Warrants issued for severance agreement	-	53,500
Common shares issued for debenture interest	-	60,274
Depreciation	515,286	501,378
Amortization	6,204	6,202
Change in fair value of derivative liabilities	(232,234)	(1,949,686)
Amortization of debt discount on convertible debenture	-	359,214
Loss on extinguishment of Series C debenture	-	1,348,247
Changes in operating assets and liabilities:
Prepaid expenses	(152,981)	(142,746)
Other assets	2,145	41,786
Accounts payable	23,363	59,754
Accounts payable - related party	622,595	1,348,168
Accrued expenses	(145,583)	372,800
Deferred interest payable	-	(41,667)

NET CASH USED IN OPERATING ACTIVITIES	(5,130,787)	(4,256,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64,139)	(225,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,350,000	-
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,844,926)	(4,481,624)
Cash and cash equivalents at beginning of period	7,081,771	15,099,461
Cash and cash equivalents at end of period	$4,236,845	$10,617,837
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$166,667

Non-cash Financing and Investing Activities:
Common shares issued for Series C Debenture	$-	$4,605,000
Common shares issued for deferred interest	$-	$125,000
Series A Preferred Shares issued for Series C Debenture	$-	$314,343
Stock warrants classified as a liability issued in connection with registered direct offering	$1,527,259	$-

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March 31, 2019 AND 2018

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

We are a company with several drugs in various stages of early development. In our lead antiviral program against herpes viruses, i.e. the HerpeCide™ program alone, we have drug candidates against at least five indications at different stages of development. Of these, the Company is advancing the shingles drug candidate towards human clinical trials. The IND-enabling Safety/Toxicology studies required for doing so have begun as of the end of December 2018 at the contract research organization (“CRO”) BASi, Indiana. Typically these studies may last six to nine months. If successful, the Company intends to file an IND after receiving a formal report on these studies from BASi. In addition, our drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced studies and are expected to follow the shingles drug candidate into human clinical trials. Shingles in adults and chicken pox in children is caused by the same virus, namely VZV (Varicella-zoster virus, aka HHV-3 or human herpesvirus-3). There are estimated to be approximately 120,000-150,000 annual chickenpox cases in the USA in the post-vaccination-era, i.e. since childhood vaccination with the live attenuated varicella virus Oka strain has become standard. In addition, we have drugs in development against all influenzas in our FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses in perpetuity. The first license agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  In addition, the Company and TheraCour have signed a Memorandum of Understanding of the terms of a license for VZV (shingles, chicken pox virus), and the remaining human herpesviruses from TheraCour. For this purpose, the Company has conducted a valuation for the shingles and PHN indications. A draft of the license agreement is currently in review. We are working to exchange drafts of the proposed license agreement with Theracour. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has asked for, and we anticipate that the licenses to the remaining herpes viruses including VZV will be executed once the due diligence process is completed.

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

Reclassifications and Prior Year Adjustments

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $262,365 and $812,551 of expenses for the three and nine months ended March 31, 2018, respectively, related to the Company’s laboratory facilities from general and administrative expenses into research and development expenses for consistency with current year presentation. The reclassifications had no impact on the reported results of operations and net loss reported for the three and nine months ended March 31, 2018.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2019	March 31, 2018

Options and Warrants	8,051,681	6,958,162

Total potentially outstanding dilutive common shares	8,051,681	6,958,162

The Company has also issued 5,106,328 shares of Series A Preferred Stock to investors and others as of March 31, 2019. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A Convertible Preferred Stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2019, the number of potentially dilutive shares of the Company’s common stock into which these Series A Preferred shares can be converted into is 17,872,148, and is not included in diluted earnings per share since the shares are contingently convertible only upon a Change of Control.

The following table represents the basic and diluted per share calculations for loss per share:

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Calculation of basic and diluted loss per share of common stock:

Net loss attributable to common stockholders	$(2,139,830)	$(2,109,962)	$(6,212,285)	$(6,912,411)

Denominator for basic weighted average shares of common stock	71,955,909	64,068,378	70,162,244	63,566,719

Basic and diluted loss per share of common stock	$(0.03)	$(0.03)	$(0.09)	$(0.11)

The Series C debenture was redeemed for Common Stock effective November 13, 2017. See Note 7. The Series C debenture was excluded from the loss per share calculation for the nine months ended March 31, 2018 because the impact is antidilutive.

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued the final rule on Disclosures About Changes in Stockholder’s Equity For filings on Form 10-Q, which extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04,2 to disclose (1) changes in stockholders’ equity and (2) the amount of dividends per share for each class of shares (as opposed to common stock only, as previously required). Pursuant to the final rule, registrants must now analyze changes in stockholders’ equity, in the form of reconciliation, for “the current and comparative year-to-date [interim] periods, with subtotals for each interim period,” i.e., a reconciliation covering each period for which an income statement is presented. Rule 3-04 permits the disclosure of changes in stockholders’ equity (including dividend-per-share amounts) to be made either in a separate financial statement or in the notes to the financial statements. The final rule is effective for all filings made on or after November 5, 2018. The staff of the SEC has indicated it would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its form 10-Q for the quarter that begins after the effective date of the amendments. The Company conformed to this rule in its Form 10-Q since the quarter ending December 31, 2018.

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

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company has adopted ASU 2017-11 retrospectively for the quarter ending March 31, 2019. The adoption of this ASU did not have a significant impact on its financial statements.

Note 3 - Liquidity and Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at March 31, 2019 of approximately $89.9 million and a net loss of approximately $6.2 million and net cash used in operating activities of approximately $5.1 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2019, the Company had available cash and cash equivalents of approximately $4.2 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, the Company believes that it has several important milestones that it expects to achieve in the ensuing year. Management assumes that as it achieves these milestones, the Company would experience substantial improvement in the liquidity of the Company’s stock, and would significantly improve the Company’s ability to raise funds on the public markets at terms that may be substantially superior to the terms we are offered at present.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors for a registered direct offering in which the Company raised $2,500,000 less placement agents’ fees of $125,000 and placement agent legal fees of $25,000.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, significant stockholder and Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Significant stockholder

	As of
	March 31, 2019	June 30, 2018
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (4) to pay an advance payment equal to twice the amount of the previous month’s invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company entered into an agreement with TheraCour Pharma, Inc. for a waiver of the two months worth of prepaid balance advance of anticipated invoicing until the filing of an IND and the application of the current advance as a credit against current open invoices. Additionally, TheraCour has agreed to defer $25,000 per month of development fees for twelve months, beginning with July 2018. Accounts payable due TheraCour on the reporting date was	$730,063	$107,468

	For the three months ended		For the nine months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Property and Equipment

During the reporting period, TheraCour Pharma, Inc. acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$6,603	$12,705	$14,011	$12,705

	For the three months ended		For the nine months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Research and Development Costs Paid to Related Parties

Development fees and other costs charged by TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2019 and June 30, 2018	$574,853	$529,031	$2,320,726	$2,299,712

Debenture Interest Payable to a Director

Coupon interest expense on the $5,000,000 Series C Debenture paid to Dr. Milton Boniuk for the three and nine months ended March 31, 2018 was $0 and $185,274, respectively. The Series C debenture was redeemed for Common Stock effective November 13, 2017. See Note 7.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2019	June 30, 2018

GMP Facility	$8,020,471	$8,011,230

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,738,663	5,683,765

Total Property and Equipment	14,082,522	14,018,383

Less Accumulated Depreciation	(3,692,576)	(3,177,290)
Property and Equipment, Net	$10,389,946	$10,841,093

Depreciation expense for the three months ended March 31, 2019 and 2018 were $172,151 and $168,457, respectively, and for the nine months ended March 31, 2019 and 2018 were $515,286 and $501,378, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2019	June 30, 2018

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(90,229)	(84,025)
Trademarks and Patents, Net	$368,725	$374,929

Amortization expense amounted to $2,068 and $2,067 for the three months ended March 31, 2019 and 2018, respectively, and $6,204 and $6,202 for the nine months ended March 31, 2019 and 2018, respectively.

Note 7 - Convertible Debenture and Derivatives

Debenture - Series C

The Company’s Series C Convertible Debenture, in the amount of $5,000,000, was redeemed on November 13, 2017.

 For the three months ended March 31, 2018, no interest was paid to the Holder of the Company’s redeemed Series C Convertible Debenture. For the nine months ended March 31, 2018, the Holder elected to receive $60,274 (through November 13, 2017) of its coupon interest payment and $125,000 of deferred interest payment in common stock of the Company and $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash.

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

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debenture” of $359,214 for the nine months ended March 31, 2018.

Note 8 – Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2019	June 30, 2018

Severance payment- Eugene Seymour	$-	$233,333
Accrued payroll	11,466	19,716
Professional services	30,000	-
Severance payment- Irach Taraporewala	66,000	-
Accrued expenses	$107,466	$253,049

Note 9 - Equity Transactions

On February 27, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 6,944,446 shares of Common Stock (“Shares”) at the purchase price of $0.36 (“Purchase Price”) per share for an aggregate of $2,500,000.

The offer and sale of the Shares in the registered direct offering was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-216345), which became effective on April 25, 2017. Pursuant to Rule 424(b) under the Securities Act, the Company has filed a prospectus supplement in connection with such offering.

In a concurrent private placement, the Purchasers received warrants (the “Warrants”) to purchase up to 6,944,446 shares of Common Stock. The Warrants have an exercise price of $0.61 per share, shall be exercisable on the six month anniversary of issuance and will expire five (5) years thereafter. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

The Company accounted for the proceeds of the Offering at February 27, 2019 as follows:

Gross proceeds	$2,500,000
Less: Offering costs	150,000
Net proceeds	2,350,000

Portion allocated to derivative liability - warrants	(1,527,259)

Net proceeds from issuance of common stock	$822,741

The exercise price of the Warrants is subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of Common Stock or any other equity or equity equivalent securities payable in shares of Common Stock, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. The Company will receive proceeds from the concurrent private placement transaction solely to the extent the Warrants are exercised for cash.

In connection with the Offering and the concurrent private placement, the Company engaged Chardan Capital Markets, LLC (the “Placement Agent”) to act as its exclusive placement agent. The Company agreed to pay the Placement Agent a cash placement fee equal to 5% of the aggregate purchase price for the Common Stock sold in the offering, plus $25,000 in legal fees. The net proceeds from the offering were $2,350,000.

The Company determined the fair value of the Warrants at February 27, 2019 to be $1,527,259. The Company used a lattice model to calculate the fair value of the derivative warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Under applicable accounting guidance of ASU 2017-11, adopted by the Company on January 1, 2019, stock warrants are to be accounted for as equity if the warrants contain full-ratchet anti-dilution provisions. The warrants described above contained a full-ratchet anti-dilution feature but also contained other adjustment features which required that the warrants be classified as a derivative liability.

The Warrants were valued as of February 27, 2019 and March 31, 2019 with the following assumptions:

-	The 5.5-year warrants were issued on February 27, 2019 with an exercise price of $.61 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company’s projected volatility.

-	The Holder would exercise the warrants as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The risk free rate at February 27, 2019 and March 31, 2019 were 2.48% and 2.21% respectively..

-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% market triggering a reset event and exercise price adjustment.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period. The projected annual volatility for the valuation date is:

1 Year
2/27/19	75%
3/31/19	77%

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

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 525,000 of the Company’s Series A Convertible Preferred Stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A Preferred stock of $47,260 and $141,780, respectively, for the three and nine months ended March 31, 2019. The balance of $418,912 will be recognized as the shares vest and service is rendered.

For the three and nine months ended March 31, 2019, the Company’s Board of Directors authorized the issuance of 34,502 and 49,934, respectively, fully vested shares of its Series A Convertible Preferred Stock for employee compensation. The Company recorded expense of $29,828 and $43,956, respectively, for the three and nine months ended March 31, 2019 related to these issuances.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/11/2018	525,000	$560,690
7/31/2018	2,572	2,795
8/31/2018	2,572	2,374
9/30/2018	2,572	2,598
10/31/2018	2,572	2,233
11/30/2018	2,572	1,883
12/31/2018	2,572	2,245
1/31/2019	2.572	1,203
2/28/2019	2,572	1,949
3/01/2019	26,786	24,340
3/31/2019	2,572	2,336
	574,934	$604,646

There is currently no market for the shares of Series A Convertible Preferred Stock and they can only be converted into shares of Common Stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Convertible Preferred Stock granted to various employees and others on the date of grant. The Series A Convertible Preferred Stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Convertible Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $.20 to $.58;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 19.28% to 19.52% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 1.75 to 1.59 years;

f.	31.25% to 33.16% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 79.2% to 90.60% volatility, 2.50% to 2.44% risk free rate) applied to the converted common shares.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 300,000 shares of the Company’s Common Stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $0.41 of the Common Stock on September 1, 2018 (“Effective Date”). The options shall vest in three, equal, annual installments commencing on the Effective Date. The grant date fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for both the three and nine months ended March 31, 2019. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. (the “Company”) for personal reasons. See Note 12.

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of grant using a lattice simulation model that values the options based upon a stock price modeled such that it follows a geometric Brownian motion with constant drift and volatility.

For the three months ended March 31, 2019, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.47 per share expiring in February 2023. For the nine months ended March 31, 2019, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in August 2022, 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $.41 per share expiring in November 2022 and 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $.47 per share expiring in February 2023. The fair value of the warrants was $1,543 for the three months and $4,515 for the nine months ended March 31, 2019 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	47.99-55.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.51-2.93%

For the three and nine months ended March 31, 2019, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation. The Company recognized compensation expense of $28,572 for the three and nine months ended March 31, 2019.

For the three and nine months ended March 31, 2019, the Company’s Board of Directors authorized the issuance of 183,723 and 459,176, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $75,500 and $181,960 for the three and nine months ended March 31, 2019, respectively, which was the fair value on the dates of issuance.

For the three and nine months ended March 31, 2019, the Company’s Board of Directors authorized the issuance of 34,121 and 88,282, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $30,000 for the three and nine months, respectively, which was the fair value on the dates of issuance.

Note 10 - Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)

Outstanding and exercisable at June 30, 2018	6,969,588	$4.80	.53	$-

Granted	6,978,742	.61	-	-

Expired	5,996,649	5.08	-	-
Outstanding and exercisable at March 31, 2019	7,951,681	$.91	4.94	$-

Of the above warrants, 620,051 expire in fiscal year ending June 30, 2020, 57,160 expire in fiscal year ending June 30, 2021, 45,728 expire in the fiscal year ending June 30, 2022, 284,296 warrants expire in the fiscal year ending June 30, 2023 and 6,944,446 expire in the fiscal year ending June 30, 2025.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2018	-	$-	-	$-

Granted	300,000	.50	-	-

Forfeited	200,000	.50	-	-

Outstanding at March 31, 2019	100,000	.50	2.41	-

Of the above options, 100,000 became vested and exercisable on September 1, 2018. The options expire on August 31, 2021. On January 24, 2019, Dr. Taraporewala’s resigned as the Chief Operating Officer of the Company and the 200,000 remaining unvested options were forfeited. See Note 12.

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

Note 11 - Fair Value Measurement

Fair value measurements

At March 31, 2019 and June 30, 2018 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	March 31, 2019:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability - warrants	$-	$-	$1,593,117

	Fair Value Measurements at
	June 30, 2018:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability - warrants	$-	$-	$298,092

In a concurrent private placement to the Offering on February 27, 2019, the Purchasers received warrants (the “Warrants”) to purchase up to 6,944,446 shares of Common Stock. The Warrants have an exercise price of $0.61 per share, shall be exercisable on the six month anniversary of issuance and will expire five (5) years thereafter. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014, the Company issued an aggregate of 5,425,363 warrants, of which -0- and 5,290,006, are outstanding at March 31, 2019 and June 30, 2018, respectively. Additionally, the Company issued 135,216 warrants to the placement agents of which -0- and 135,216, are also outstanding at March 31, 2019 and June 30, 2018, respectively, for a total number of -0- and 5,425,222 warrants outstanding and issued as of March 31, 2019 and June 30, 2018, respectively, pursuant to the aforesaid registered direct offerings.

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance of ASU 2017-11, adopted by the Company January 1, 2019, stock warrants are to be accounted for as equity if the warrants contain full-ratchet anti-dilution provisions. The warrants issued on February 27, 2019, contained a full-ratchet anti-dilution feature and also contained other adjustment features which required that the warrants be classified as a derivative liability.

The Company used a lattice model to calculate the fair value of the derivative warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.

The Warrants issued on September 12, 2013 and January 24, 2014 expired on January 24, 2019 and were valued as of June 30, 2018 with the following assumptions:

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

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended March 31, 2019:

Fair Value Measurement

Fair Value Measurement
Using Significant Unobservable Inputs
Derivative Liability- Warrant
Beginning balance at July 1, 2018	$298,092
Additions during the year	1,527,259
Change in fair value	(232,234)
Balance at March 31, 2019	$1,593,117

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

The Company and Dr. Irach Taraporewala, the Company’s Chief Executive Officer, entered into an employment agreement effective September 1, 2018, for a term of three years. Dr. Taraporewala would be paid an annual base salary of $360,000. Additionally, Dr. Taraporewala was awarded a grant of 300,000 options to purchase shares of the Company’s Common Stock. 100,000 options vested on September 1, 2018 and the remainder of the options would vest over the two-year vesting period and are subject to forfeiture. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. (the “Company”) for personal reasons.  Also on that date, the Company and Dr. Taraporewala agreed that Dr. Taraporewala would become a consultant for the Company for a period of two years.  In connection with his resignation and new consulting services, the Company and Dr. Taraporewala entered into a Confidential Separation and Consulting Agreement and General Release (the “Agreement”) pursuant to which the Company will pay Dr. Taraporewala monthly consulting payments of $3,000 from February 1, 2019, the effective date of the Agreement, through January 31, 2021.  The Agreement includes a general release of claims against the Registrant, obligations of confidentiality, non-disclosure, non-disparagement and other customary provisions found in similar agreements. The remaining 200,000 options not vested upon resignation have been forfeited.

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

License Agreements

The Company is dependent upon its license agreement with TheraCour (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. The Company and TheraCour have signed a Memorandum of Understanding of the terms of a license for VZV (shingles, chicken pox virus), and the remaining human herpesviruses from TheraCour. For this purpose, the Company has conducted a valuation for the shingles and PHN indications. We are working to exchange drafts of the proposed license agreement with Theracour shortly. TheraCour has not withheld any licenses for antiviral nanomedicines sought by the Company and we anticipate that the licenses for VZV will be executed once the due diligence process is completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. Readers should carefully review the risk factors disclosed in this Form 10-Q, Form 10-K and other documents filed by the Company with the SEC.

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

Recent Developments

NanoViricides is pioneering a unique platform for developing anti-viral drugs based on the “bind-encapsulate-destroy” principles. Viruses would not be able to escape a properly designed nanoviricide® drug by mutations because in doing so they would lose the ability to bind their cognate cellular receptor(s) and thus fail to infect productively, becoming incompetent.

NanoViricides is a unique pre-clinical pharma company in that it fully owns its own lab and cGMP-capable flexible custom manufacturing facility where any of our drug candidates can be produced in multi-kilogram quantities to support corresponding IND-enabling tox package studies as well as initial human clinical trials. We believe this will enable rapid translation of our drug candidates to the clinic, saving years of manufacturing translation and set-up activities, as well as saving several millions of dollars of external costs, while ensuring requisite quality assurance, as compared to using a contract manufacturing organization (“CMO”) for our complex nanomedicine drugs.

The Company’s Drug Programs in Brief

Since its founding in 2005, the Company has developed drug candidates against a number of different viruses. In particular, in the FluCide™ program, the Company has previously demonstrated extremely high effectiveness in animal models against two unrelated influenza viruses, namely H1N1 and H3N2. In the HIVCide™ program, in the standard SCID-hy Thy/Liv mouse model of HIV infection, the Company’s drug candidates were found to maintain viral load to the same level as an approved triple combination drug therapy, beyond 40 days after the nanoviricide treatment was discontinued, although the combo therapy was continued daily. The Company intends to reactivate these programs upon appropriate collaborations or funding. The Company has also demonstrated preliminary successes in developing drug candidates against Dengue viruses, and Ebola virus, among others.

In December 2012, the Company purchased at cost the nanomedicines research and cGMP production facility that was designed and built by Dr. Diwan, its co-founder, who had used his personal funds and his privately raised financing. With this purchase, the Company became a unique company in the industry with its own cGMP manufacturing capability, and end-to-end discovery-to-drug-product drug development capability that is rare in the biopharma industry.

Since then, the Company has focused on drug programs that it believes it can execute on with the limited financing that it believes it can bring in to support the projects. Thus the Company decided to focus on the HerpeCide™ program. In particular, the Company decided to develop dermal topical treatments (skin creams) for HSV-1 and HSV-2. When the Company’s internal research showed that, surprisingly, the same drug candidates were effective against the VZV virus in cell culture, the Company extended the HerpeCide program to include VZV studies. Further, the Company has also demonstrated that some of these drug candidates were effective in viral-ARN (“Acute Retinal Necrosis”) in an animal model. Thus the Company has three immediate drug programs, namely dermal topical treatments for HSV-1, HSV-2 and VZV, and two additional drug programs, namely eye drops for treatment of Herpes Keratitis (an infection of the external eye), and intra-vitreal injection for the treatment of vARN, in the HerpeCide program alone.

The Company intends to take the VZV (shingles) treatment into clinical trials first, followed by topical treatment for HSV-1 and HSV-2. Additional indications for the same drugs are expected to expand the pipeline wider. As these programs mature, the Company intends to re-engage its FluCide and HIVCide programs.

The market size for HerpeCide programs is in several tens of billions of dollars because neither cures nor very effective treatments are available. Approved treatments have limited effectiveness, demonstrating a significant unmet medical need. The market size for Influenza drugs is estimated to be in tens of billions of dollars. The market size for HIV drugs is estimated to be more than $40 billions.

Thus the Company’s technology has substantial capabilities and applications, and the potential to attack as-yet-unsolved problems caused by viral infection, and thus lead to a great health benefit to individuals and societies. The Company has a bright future with expanding a pipeline, as we further the research programs driving towards cures beyond our current objectives of effective treatments.

The Company's most advanced pre-clinical drug candidate is our anti-VZV nanoviricide for the topical treatment of shingles, being developed as a skin cream. In cell culture studies, it was as much as five times more effective than acyclovir, the current standard of care. These anti-VZV drug candidates have also shown strong effectiveness in studies involving VZV infection of human skin patches ex vivo. These studies were conducted by Professor Jennifer Moffat at the SUNY Upstate Medical Center in Syracuse, NY, an internationally recognized expert on varicella-zoster virus (VZV) infection, pathogenesis, and anti-viral agent discovery. The work was presented at the 31st International Conference on Antiviral Research held June 11 - June 15, 2018 in Porto, Portugal.

There is a significant unmet medical need for the topical treatment of shingles rash. An effective therapy for shingles has been estimated to have a market size into several billions of dollars, if it reduces PHN incidence. An effective therapy against shingles rash reduction alone is estimated to have a market size of several hundred million dollars to low billion dollars. These market size estimates have taken into account the potential impact of the new Shingrix® GSK vaccine and the impact of the existing Zostavax® vaccine. Of note, the Shingrix vaccine has been found to cause significant, debilitating, side effects in as many as 15%-20% of the persons receiving it. Given that shingles is not a life-threatening disease (except under certain conditions), the uptake of such a vaccine with high incidence of adverse effects may be far more limited than what was originally estimated. Additionally, Shingrix is not yet widely available.

The Company is also developing drugs against HSV-1 “cold sores” and HSV-2 “genital ulcers”, both based on this same drug candidate, although final clinical candidates are in pre-clinical optimization stage for both of these indications as of now.

Existing drugs given systemically may not reach required concentrations at the site of shingles outbreak, limiting effectiveness. In addition, unlike HSV-1 and HSV-2, VZV does not have an effective TK enzyme that is required for producing active forms from the acyclovir class of drugs, requiring frequent administration of very large doses to treat shingles. While shingles presents with a debilitating “pins-and-needles” pain associated with the characteristic rash that is self-limiting within 2-3 weeks in most patients, in a substantial percentage of patients, it presents as a severe, debilitating disease that leads to complications including hospitalization(s) and in some cases may result in extended treatments including subsequent surgeries.

Limiting initial viral load is expected to minimize the occurrence of such complications, and is also expected to reduce the incidence of post-herpetic-neuralgia (“PHN”), which is defined as persistent pain six months or longer after the initial rash has subsided. Thus, we anticipate that NV-HHV-101 would have significant impact in reducing PHN incidence rates. We anticipate extending the NV-HHV-101 indication to include PHN after obtaining marketing approval for the first indication, namely effect on shingles rash.

The Company is pleased to note that it has been executing on all milestones towards the IND filing for its first clinical candidate along a reasonable projected timeline, and is doing so with highly conservative expenditures. These continuing developments are substantially dependent on external collaborations as well as on continuing to achieve successful results.

The Company reported on February, 4, 2019 that it has formally commenced the IND-Enabling Non-GLP Safety/Toxicology studies for its first drug candidate in the HerpeCide™ Program. These studies are being conducted by BASi, Indiana, a Contract research Organization (“CRO”). The start of these IND-enabling studies marks a major milestone for the Company and an important step in establishing our nanoviricide® platform technology and validity of our approach.

The drug candidate selected for advancing towards human clinical studies is designated as NV-HHV-101. The Company is presently advancing this selected drug candidate as a treatment for shingles rash. Shingles and chickenpox are caused by the same virus, namely Varicella Zoster Virus (“VZV”). Additionally, NV-HHV-101 or a closely related drug candidate is expected to be advanced as a clinical drug candidate against HSV-1 “cold sores” and against HSV-2 “genital ulcers” as these programs mature. All of these current candidates are being developed as skin creams for dermal topical applications.

The Company has repeatedly demonstrated in a human skin organ culture model of VZV infection that NV-HHV-101 and several related candidates were highly effective against VZV infection in this ex vivo model of the VZV viral infection. These studies are being performed by Professor Jennifer Moffat at the Upstate Medical Center, SUNY, Syracuse, NY. Dr. Moffat is a leading researcher in this field and has developed this model based on infection of human skin. Since this model is based on human skin, it is anticipated to be predictive of effectiveness in human clinical trials. Additionally, the Company believes that the ex vivo and animal model effectiveness data that we obtain against a virus should be predictive of effectiveness in human clinical trials. This is because our nanoviricide® drug candidates are designed to attack the virus particle itself, and complete the task of dismantling or rendering the virus ineffective, irrespective of the host, whether animal or human. While these are reasonable expectations, there can be no assurance that they hold true in human clinical trials.

The Company has previously found that dermally applied nanoviricide drug candidates led to full survival of lethally infected animals in a severe infection with the highly pathogenic, neurotropic strain of HSV-1, namely H129c. Thus the nanoviricide drug candidates applied topically appear to demonstrate strong efficacy. Topical application has the advantage of being able to deliver very high drug concentrations locally to completely eradicate the virus. In contrast, the local concentrations and therefore effectiveness of orally delivered medications is limited by the toxicity and bioavailability of the oral drug, as is known for the existing antiviral therapies for HSV-1, HSV-2, and VZV. Therefore, treating the HSV-1 cold sores, HSV-2 genital ulcers, or VZV chicken pox lesions or shingles rash using dermal topical creams is expected to be highly beneficial.

NV-HHV-101 is a broad-spectrum nanomedicine designed to attack herpesviruses that use the HVEM (“herpesvirus entry mediator”) receptor on human cells. This drug candidate is composed of a flexible polymeric micelle “backbone” to which a number of small chemical ligands are chemically attached. The ligands in this case are designed to mimic the binding site of the herpesviruses on HVEM, based on molecular modeling. NV-HHV-101 is expected to bind to VZV (or HSV-1 or HSV-2) virus particle via a number of binding sites (i.e. the ligands), thereby encapsulating the virus particle and destroying its ability to infect human cells. This “Bind, Encapsulate, Destroy” nanoviricide® strategy is distinctly different from the mechanism of action of existing antiviral drugs against VZV, HSV-1, and HSV-2.

NanoViricides’ platform technology and programs are based on the TheraCour® nanomedicine technology of TheraCour Pharma, Inc. NanoViricides holds licenses for developing drugs against several different viruses from TheraCour, including HSV-1 and HSV-2. In addition, the Company and TheraCour have signed a Memorandum of Understanding of the terms of a license for VZV (shingles, chicken pox virus), and the remaining human herpesviruses from TheraCour. For this purpose, the Company has conducted a valuation for the shingles and PHN indications. A draft of the license agreement is currently in review. We are working to exchange drafts of the proposed license agreement with Theracour. TheraCour is owned substantially by the Company’s President and Executive Chairman of the Board, Anil R. Diwan, Ph.D. As of this writing, a draft of the ensuing license agreement is being prepared by the Company’s attorneys. The draft is expected to be provided to TheraCour’s attorney for further deliberations.

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

The first part of the IND-enabling Safety/Toxicology studies for the shingles drug candidate began towards the end of December, 2018. These studies are being conducted Bioanalytical Systems, Inc. (“BASi”) ,, Indiana, a Contract Research Organization specialized in IND-enabling safety/toxicology studies. The first of these studies, namely non-GLP Safety/Tolerability and Toxicity using Dermal Exposure in Mini-Pigs, began at the very end of December, 2018. Following initial observations on this mini-pigs study, the next non-GLP studies for Systemic Exposure using sub-cutaneous administration in Rats began in the second week of January, 2019. Another study of Systemic Exposure using sub-cutaneous administration in Dogs began around the same time.

The Company achieved large scale production in well controlled manufacturing processes for these non-GLP studies at a scale of approximately 100g-200g drug substance, with several steps already scaled to kilogram quantities. The Company achieved this in its own facilities with internal resources, thereby establishing itself as a leading expert in the field of nanomedicines manufacture. The Company developed final formulation of the drug substance into drug product in a highly scalable process in short time period of just about six weeks. This rapid formulation development was enabled by the very design characteristics of the TheraCour® polymeric micelles that form the backbone of the nanoviricides® drugs.

On March 5, 2019, the Company announced that its first drug candidate has successfully completed the first of the Safety/Toxicology studies moving towards human clinical trials. In this dermal safety/tolerability study, all dosage levels of the nanoviricide® drug product, including the maximum feasible dose, were well tolerated in all treated animals. All of the parameters evaluated in the study remained within normal ranges, and showed no adverse effects from the drug treatment.

On March 12, 2019, the Company announced that its first drug candidate has successfully completed another important step in its Safety/Toxicology studies moving towards human clinical trials. The broad-spectrum anti-herpes clinical candidate in the HerpeCide™ program, namely NV-HHV-101, was tested in this additional non-GLP study, formulated as a subcutaneous injection, to determine potential systemic safety and toxicological effects. While NV-HHV-101 is designed and developed as a dermal topical cream, it is important to determine if any systemically absorbed portion of the drug can have deleterious effects. NV-HHV-101 administered subcutaneously was well tolerated and there were no NV-HHV-101-related findings in this escalating dose study at all dosages up to the maximum feasible dose in dogs. This study was conducted at BASi, Evansville, IN, a Contract Research Organization that is specialized in IND-enabling safety/toxicology studies. This study was completed in February, 2019.

These strong safety results are consistent with our previous studies on two related drug candidates during drug candidate optimization. The Company has previously tested two related development candidates in the HerpeCide™ program in non-GLP Safety and Tolerability study in rats for dermal exposure as well as systemic exposure by subcutaneous and intravenous routes of administration. The Company previously reported that those candidates were both found to be safe based on multiple parameters in the completed non-GLP Tolerability study.

The success of these non-GLP studies allows advancing the drug candidate into the GLP portion of the Safety/Toxicology studies that are required for filing an IND. Safety Pharmacology studies are designed to investigate the potential undesirable pharmacodynamic effects of a substance on physiological functions in relation to exposure in the therapeutic range and above.

On March 26, 2019, the Company announced that it has requested a pre-IND meeting with the US FDA, as it progresses its lead drug candidate towards human clinical trials. The Company has submitted a request for a
“Type B” Pre-IND Meeting with the US FDA for this drug candidate. The Company believes that the resulting pre-IND meeting will provide valuable information for designing the Company’s clinical program for this drug candidate. The initial indication of this drug candidate will be for the treatment of shingles rash.

The Company is developing its clinical program for NV-HHV-101, formulated as a skin cream for topical application, with the help of regulatory affairs experts from the Biologics Consulting Group, Inc., Alexandria, VA.

The Company has conducted a drug candidate optimization program using an ex vivo human skin organ culture (“SOC”) model of VZV infection, together with cell culture based VZV infection studies, to arrive at NV-HHV-101. The SOC model of VZV infection has been developed by Professor Jennifer Moffat at the Upstate Medical Center, SUNY, Syracuse, NY. It is the only pre-clinical model suitable for evaluating a topical therapy against shingles because VZV infects only humans. There is no animal model available for the evaluation of topical drugs against VZV infection.

NV-HHV-101 is formulated as a dermal cream to be applied topically on the rash. It is expected to reduce viral load at the site, thereby arresting the progress of the shingles rash, and minimizing damage to nerve endings in the area. It is generally believed that the damage to nerve endings caused by VZV that is replicated locally after it is released from the nerves initially leads to the severe “pins-and-needles” debilitating pain of shingles. Thus NV-HHV-101 is expected to minimize the entire pathology of shingles, including the rash, skin damage, nerve damage, and associated pain. The Company intends to focus the initial clinical studies to evaluate the effect of application of NV-HHV-101 on the shingles rash.

Existing antivirals against VZV include oral derivatives of acyclovir. These drugs require activation by a viral enzyme, thymidilate kinase (vTK), for further cellular conversion to the active triphosphate form that interferes with the viral DNA polymerase. However, the vTK encoded by VZV has an extremely poor activity (compared to vTK from HSV-1 or HSV-2), and thus these drugs have very poor activity against VZV, and large oral dosages over extended periods are needed to be given for relatively small clinical benefit. Additionally, a dermal topical cream formulation of cidofovir is employed in very severe cases of shingles. Cidofovir is highly toxic, particularly towards kidneys. A safer, effective, drug is thus an unmet medical need for VZV.

Zostavax and other attenuated VZV (Oka strain) vaccines for chickenpox are available, but not widely adopted. These vaccines may lead to a less severe form of shingles in adulthood or at a later age, compared to the “wild type” chickenpox virus (“rebound shingles”). A new vaccine, Shingrix® has been introduced by GSK recently, based on subunits or protein fragments of the virus, which cannot lead to rebound shingles, but suffers from a very severe side effects profile, and has limited availability at present.

On April 9, 2019, the Company reported that US FDA has responded to its request for a pre-IND meeting and has asked for the briefing documents to be submitted by April 19th. In addition, consistent with current protocol, the FDA stated that they will provide a written response to the Company’s submission. This written response will guide the Company’s IND submission for this drug candidate and indication.

On April 16, 2019, the Company reported that it has submitted the required pre-IND Briefing Documents for its lead drug candidate NV-HHV-101 to the US FDA, ahead of schedule. Consultants from the Biologics Consulting Group, Inc., Alexandria, VA, helped the Company develop the briefing documents including the clinical studies plan presented by the Company.

On May 13th, 2019, the Company also reported that it has completed production of the drug product for the upcoming GLP Safety/Toxicology studies of its lead drug candidate in the HerpeCide™ program, namely NV-HHV-101. This production batch for the GLP studies was manufactured using cGMP-compliant procedures.

The Company reported that it has successfully completed the scale-up of the chemistries and production of kg-scale quantities of the drug substance or API, NV-HHV-101. The Company further reported that it has successfully scaled up and manufactured about 10kg of the drug product. All of the production, including that of the API and of the drug products was performed under stringent conditions meeting regulatory requirements for the GLP Tox Package study.

The entire production was accomplished at the Company’s own cGMP-capable manufacturing facility at Shelton, CT. The Company has now demonstrated that it has multi-kilogram per batch drug production capability.

The Company has now demonstrated that it has unique expertise in the industry of performing cGMP manufacture of complex nanomedicine drugs, including cGMP manufacture of (a) drug substance from simple chemical starting materials, (b) the formulated drug product, and (c) the final packaged drug.

This establishment and execution of cGMP manufacturing is an extremely significant milestone for the Company. Our current multi-kg per batch scale of cGMP manufacturing capacity is expected to be more than sufficient for the anticipated Phase I and Phase II human clinical trials. In addition, we believe that this facility can supply required quantities of the drug for Phase III clinical trials as well. Thus, this in-house cGMP production capability is expected to result in significant cost savings across all our programs.

Manufacture of nanomedicines, especially under cGMP conditions, has been identified as a strong risk, and has led to failure of several nanomedicines programs. NanoViricides co-founder Dr. Diwan and his team have employed considerations for cGMP manufacture of our nanomedicines right from the design, development and optimization of the drug candidates, the polymers and ligands that go into them, as well as the processes employed right from the small research scale to the initial process verification batches. The rapid success of translating the research scale production of several grams drug substance in early CY-2018 to kg-scale cGMP manufacture in early CY-2019 was a result of the tremendous subject matter expertise of the team. External contract manufacturing organizations would likely have required at least three years to scale up these complex products, based on certain discussions we have had.

Thus the Company has been executing rapidly and efficiently, as well as in a cost-effective and productive manner, towards its goal of advancing the first drug candidate into human clinical trials as soon as possible. We believe that taking our first drug candidate into initial human clinical trials will be a very important milestone in that it would essentially validate our entire platform technology as being capable of producing drug candidates worthy of human clinical trials, and potentially of success in those clinical trials.

While the Company has been focused on cGMP production, scale-up, and establishment of required characterization and analytical tools, the Company had not raised any additional capital since mid-2014, except for conversion of certain convertible debt instruments into equity. With stringent execution, we have held down the cash burn rate to less than $8 Million per year. The burn rate has remained low due to reduction in workforce and due to stopping work on all other programs except the HerpeCide program. Nevertheless, our cash reserves are dwindling and therefore the Company performed an equity-based financing in February, 2019.

On February 27, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 6,944,446 shares of Common Stock (“Shares”) at the purchase price of $0.36 (“Purchase Price”) per share for an aggregate of $2,500,000. The net proceeds were $2,35,000 after accounting for placement fees and legal expenses paid. The offer and sale of the Shares in the registered direct offering was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-216345), which became effective on April 25, 2017. Pursuant to Rule 424(b) under the Securities Act, the Company has filed a prospectus supplement in connection with such offering. In a concurrent private placement, the Purchasers received warrants (the “Warrants”) to purchase up to 6,944,446 shares of Common Stock. The Warrants have an exercise price of $0.61 per share, shall be exercisable on the six month anniversary of issuance and will expire five (5) years thereafter. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

With this raise, we believe that we now have sufficient cash in hand to enable us to file our first IND. The Company believes that it will need to raise additional capital by way of equity, debt, debentures, or other methods, to support the upcoming clinical trials and operational expenses.

Irach Taraporewala, PhD, resigned as CEO effective February 1, 2019 for personal reasons. As a result, Anil R. Diwan, PhD, President and Chairman, was elevated by the Board to the position of Executive Chairman. The Company has retained Dr. Taraporewala as a consultant to help with drug development into the regulatory stage for a period of two years.

Additionally, management has continued its efforts at investor outreach and communications.

Dr. Anil Diwan, President and Executive Chairman, presented the Company at the Planet Microcap Conference and Showcase in Las Vegas, NV, on May 1, 2019, subsequent to the reporting period. He also held meetings with several interested investors. The Planet MicroCap Showcase brings together the most promising companies and the top dealmakers in MicroCap Finance for three days of company presentations, one-on-one meetings, and networking in the nation’s #1 destination for meetings and entertainment.

On February 12, 2019, Dr. Diwan gave a corporate presentation at the BIO CEO & Investor Conference held at the New York Marriott Marquis. BIO CEO & Investor Conference is one of the largest investor conferences focused on established and emerging publicly traded and select private biotech companies.

Dr. Irach B. Taraporewala, then Chief Executive Officer of the Company, presented a corporate overview and discussed the Company’s progress in taking its first drug candidate into human clinical trials at the Biotech Showcase Meeting held in San Francisco, in parallel to the JP Morgan Life Sciences Conference, on January 7, 2019. Previous to that, he presented the Company overview at the MicroCap Investment Conference, held on October 1-2, 2018 at the Essex House Hotel in New York City.

Previously, the Company has reported that we have engaged The Money Channel NYC for the purpose of investor and brokerage outreach. The Company has elected to continue this engagement.

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

We believe that this is a remarkable and possibly unmatched achievement in the field of nanomedicines. We have scaled up the production of the polymer backbone “nanomicelle” to kilogram scales, and do not anticipate any manufacturing constraints at present. We have also achieved kilogram-scale manufacture of the ligand in NV-HHV-101, and have further scaled up production of the nanoviricide NV-HHV-101, which is chemical conjugate of the ligand to the nanoviricide, in a well defined manner to kilogram scale. Additionally we have scaled up formulation of the resulting drug substance into the skin cream to multi-kilogram scales. The production of the drug substance and the drug product is achieved in a cGMP compatible fashion at our own facility.

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

Both nanoviricides tested showed remarkable efficacy using multiple parameters.  In both nanoviricide A and nanoviricide B groups, the retina was protected fully from viral damage, which is very significant. In contrast, the acyclovir treated group showed retinal damage approximately similar to the vehicle treated group, in spite of reduced viral load in the acyclovir group, indicating that acyclovir may have been toxic. These results were also confirmed by histological staining of retinal sections. Both nanoviricide A and nanoviricide B had substantial effectiveness in protecting the retina, in spite of the high infectious dose of HSV-2 employed in this model. Significantly, they were both substantially more effective than foscarnet (single injection) or acyclovir (bid 7 days) in this particular study. If these results are reproducible, then the Company would be able to identify a clinical candidate for v-ARN as well.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead anti-shingles and anti-Herpes-virus programs. In particular, we have focused on a work plan towards clinical development candidate for the topical skin ointment for the treatment of shingles outbreak. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for four additional indications in the HerpeCide™ project, namely, cold sores, genital ulcers, external ocular viral infections, and viral acute retinal necrosis.. We have prioritized our resources with the goal of filing our first IND in the shortest possible timeframe.

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

We therefore engaged Dr. Brandt’s Lab at CORL, University of Wisconsin, Madison, WI, to further develop their animal models of dermal HSV-1 and HSV-2 infections in mice and to make them suitable for screening of drugs for relative efficacy. They are working on validating their HSV-1 mouse model for discriminative efficacy of different existing drugs. Once they can establish that the model distinguishes different effective drugs, we will be able to use the model for testing our HerpeCide drug candidates against HSV-1, and optimizing the same only if necessary. Following HSV-1 model development, we have commissioned Dr. Brandt’s Lab to perform similar studies for their HSV-2 genital infection mouse model as well. Dr. Brandt’s Lab developed the mouse model of viral Acute Retinal Necrosis (v-ARN) caused by HSV-1 that we have tested some of our drug candidates in as reported elsewhere.

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

Process Scale-Up Production Capability

The Process Scale-up area is operational at kilogram to multi-kg scales for different chemical synthesis and processing steps now. It comprises reactors and process vessels on chassis or skids, ranging from 1L to 50L capacities, as needed. Many of the reactors or vessels have been designed by us for specific tasks related to our unique manufacturing processes.

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

We plan to produce multiple batches of a drug product and satisfy that said drug product is within our own defined specifications. If we are satisfied with such strong reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the US FDA.

At present, we plan on moving operations to our cGMP-capable manufacturing suite as the operational steps are developed to the level needed for moving them into this facility. This requires the development of draft-level Standard Operating Procedures, training, and drill-through of operations. We will also need to establish a Quality Assurance and Quality Control Department. Our current staff is busy developing our pre-clinical HerpeCide programs. Given our limited financing, we have not been able to attract the necessary talent for replacing the lost staff and for building out additional resources for QA/QC. We are working with available staff, training them further in cGMP requirements and operations, as well as in QA/QC. This inherently leads to serialization of efforts, and can lead to extending the timeline. We have been working diligently to meet our goals in the shortest timeframe possible given these constraints.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2019, we had cash and cash equivalents of $4,236,845, prepaid expenses of $393,238 and net property and equipment of $10,389,946. Accounts payable and accrued expenses were $1,084,231. At March 31, 2019, we reported a long term derivative liability of $1,593,117 arising from warrants issued in conjunction with its registered direct offering. Stockholders’ equity was $12,717,423 at March 31, 2019.

In comparison, as of June 30, 2018, we had cash and cash equivalents of $7,081,771, $240,257 in prepaid expenses, and net property and equipment of $10,841,093. Accounts payable and accrued expenses were $583,856 and current derivative liability-warrants was $298,092. Stockholders’ equity was $17,664,264 at June 30, 2018.

During the nine-month period ended March 31, 2019 we used approximately $5,130,000 in cash toward operating activities. During the nine-month period ended March 31, 2018 we used approximately $4,256,000 in cash toward operating activities.

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

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. Far fewer man-hours are spent on the projects at low priority than the projects at high priority. In this quarter, we have focused primarily on our HerpeCide program drug candidates.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and nine month periods ended March 31, 2019 and 2018.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2019 increased $19,023 to $1,310,326 from $1,291,303 for the three months ended March 31, 2018, and for the nine months ended March 31, 2019 decreased $47,747 to $4,335,105 from $4,382,852 for the nine months ended March 31, 2018. The increase in the cost of research and development for the three months ended March 31, 2019 is largely attributable to the increase in outside laboratory fees to collaborators, lab supplies and materials during the three month period ended March 31, 2019. The Company began laboratory studies with its collaborators in the quarter ended March 31, 2019. The decrease in research and development expenses for the nine months ended March 31, 2019 results from a decrease in laboratory payroll, and related expenses, and patent fees offset by an increase in lab supplies and chemical expenses.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2019 decreased $354,403 to $772,561 from $1,126,964 for the three months ended March 31, 2018 and for the nine months ended March 31, 2019 decreased $503,564 to $2,156,078 from $2,659,642 for the nine months ended March 31, 2018. The decrease over the three month period ended March 31, 2019 compared to the prior period resulted primarily from decreases in officers compensation arising from the resignation of the Company’s former Chief Executive Officer in January 2018, travel expense and operating expenses in general. The decreased expenses were offset by increases in professional fees and insurance expenses. The decrease over the nine month period ended March 31, 2019 compared to the prior period resulted primarily from decreases in officers compensation arising from the resignation of the Company’s Chief Executive Officer in January 2018, travel expense, office salary, office expenses and operating expenses in general. The decreased expenses were offset by increases in professional fees and insurance expenses.

Interest Income – Interest income decreased $14,854 to $8,915 for the three months ended March 31, 2019 from $23,769 for the three months ended March 31, 2018. Interest income decreased $26,469 to $46,664 for the nine months ended March 31, 2019 from $73,133 for the nine months ended March 31, 2018. Interest income included interest on cash equivalent deposits in interest-bearing accounts at market rates. The decrease is due to a decrease in the account balances.

Interest Expense on Convertible Debenture  – There was no interest expense for the three months ended March 31, 2019 and March 31, 2018. Interest expense decreased $185,275 to $-0- for the nine months ended March 31, 2019 from $185,275 for the nine months ended March 31, 2018. The decrease is a result of the redemption of the Company’s Series C Debenture on November 13, 2017.

Other Expenses – There was no discount on convertible debenture for the three months ended March 31, 2019 and March 31, 2018. Discount on convertible debenture for the nine months ended March 31, 2019 decreased $359,214 to $-0- from $359,214 for the nine months ended March 31, 2018. The decrease in amortization is a result of the redemption of the Company’s Series C Debenture on November 13, 2017. There was no extinguishment loss on the redemption of the debenture for the three months ended March 31, 2019 and March 31, 2018. The Company recorded an extinguishment loss of ($1,348,247) on the redemption of the Series C Debenture on November 13, 2017 for the nine months ended March 31, 2018

Change in fair value of derivative – Change in fair value of derivative for the three months ended March 31, 2019 increased $350,394 to $(65,858) from $284,536 for the three months ended March 31, 2018. Change in fair value of derivative for the nine months ended March 31, 2019 decreased $1,717,452 to $232,234 from $1,949,686 for the nine months ended March 31, 2018.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the three months ended March 31, 2019, the Company had a net loss of ($2,139,830), or $ ($0.03) per share on a fully diluted basis compared to a net loss of ($2,109,962) or ($0.03) per share on a fully diluted basis for the three months ended March 31, 2018. The increase in the reported loss for the three-month period ended March 31, 2019 is attributable mainly to an increase in the Change in fair value of derivatives of approximately $350,394 offset by a decrease of Operating expenses expenses of $335,380, and a decrease in Interest income of $14,854. Additionally the cost of compensation paid in Company securities was reduced. For the nine months ended March 31, 2019, the Company had a net loss of ($6,212,285), or $ ($0.09) per share compared to a net loss of ($6,912,411) or ($0.011) per share for the nine months ended March 31, 2018. The decrease in the reported loss for the nine-month period ended March 31, 2019 is attributable mainly to a decrease in operating expenses of approximately $551,311, and a decrease of expenses related to the Company’s convertible debenture which were redeemed on November 13, 2017. These decreased expenses were offset by a decrease in the gain on the change in fair value of derivative for the nine months ended March 31, 2019 of $1,717,452. Additionally the cost of compensation paid in Company securities was reduced. The Company recorded a loss of ($1,348,247) on the redemption of the Series C Debenture for the nine months ended March 31, 2018. No loss on the redemption was recognized for the three and nine months ended March 31, 2019.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $4,236,845 as of March 31, 2019 and current liabilities of $1,084,231, inclusive of account payables of $730,063 to a related party, TheraCour Pharma, Inc.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $89,904,000 at March 31, 2019.

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. Management does believe that the current available funds are sufficient to enable us to file our first IND with the U.S. Food and Drug Administration (FDA). The Company believes that it will need to raise additional capital by way of equity, debt, debentures, or other methods, to support the upcoming clinical trials and operational expenses.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three and nine months ended March 31, 2019.

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

As of March 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to material weaknesses in internal control described in Part II, Item 9A of our 10-K for the fiscal year ended June 30, 2018. These material weaknesses remain unremediated as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the reporting period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weaknesses described above.

Remediation Plan

We are remediating the material weaknesses by, among other things, implementing a process of enhanced review of all financial transactions. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight.

Effective September 1, 2018, the Company has appointed Dr. Irach Taraporewala as Chief Executive Officer, an experienced pharmaceutical industry executive, to provide additional management review of financial reporting and the period-end closing processes identified. As of February 1, 2019, Dr. Taraporewala resigned for personal reasons. As such, the period-end closing reviews were conducted by Mr. Stan Glick, Chairman of the Audit Committee of our Board of Directors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 27, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 6,944,446 shares (the “Shares”) at the purchase price of $0.36 (“Purchase Price”) per share.

The offer and sale of the Shares in the registered direct offering was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-216345), which became effective on April 25, 2017. Pursuant to Rule 424(b) under the Securities Act, the Company has filed a prospectus supplement in connection with such offering.

In a concurrent private placement, the Purchasers were issued warrants (the “Warrants”) to purchase up to 6,944,446 shares of Common Stock. The Warrants have an exercise price of $0.61 per share, shall be exercisable on the six month anniversary of issuance and will expire five (5) years thereafter. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

The exercise price of the Warrants is subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders. The exercise of the Warrants is subject to certain beneficial ownership and other limitations set forth in the Warrants. The Company will receive proceeds from the concurrent private placement transaction solely to the extent the Warrants are exercised for cash.

In connection with the Offering and the concurrent private placement, the Company engaged Chardan Capital Markets, LLC (the “Placement Agent”) to act as its exclusive placement agent. The Company agreed to pay the Placement Agent a cash placement fee equal to 5% of the aggregate purchase price for the common stock sold in the offering, plus $25,000 in legal fees.

For the three and nine months ended March 31, 2019 the Company’s Board of Directors authorized the issuance of 34,502 and 49,934 respectively, fully vested shares of its Series A Convertible Preferred stock for employee compensation. The Company recorded expense of $29,828 and $43,956, respectively, for the three and nine months ended March 31, 2019 related to these issuances. There is currently no market for the shares of Series A Preferred Stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation.

For the three months ended March 31, 2019, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.47 per share expiring in February 2023. For the nine months ended March 31, 2019, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 11,432 shares of common stock with an exercise price of $.41 per share expiring in August 2022, 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $.41 per share expiring in November 2022 and. 11,432 fully vested warrants to purchase shares of common stock with an exercise price of $.47 per share expiring in February 2023.

For the three and nine months ended March 31, 2019, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation.

For the three and nine months ended March 31, 2019, the Company’s Board of Directors authorized the issuance of 183,723 and 459,176, respectively fully vested shares of its common stock with a restrictive legend for consulting services.

For the three and nine months ended March 31, 2019, the Company’s Board of Directors authorized the issuance of 34,121 and 88,282, respectively, fully vested shares of its common stock with a restrictive legend for Director Services.

All of the unregistered securities set forth above were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. Except as set forth above, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: May 15, 2019	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: May 15, 2019	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)

