Form 10-K
period 2019-06-30
NANOVIRICIDES, INC.
filed 2019-08-23
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2019

NANOVIRICIDES, INC.

(Name of Business Issuer in Its Charter)

NEVADA	76-0674577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 CONTROLS DRIVE, SHELTON, CONNECTICUT, 06484

(Address of principal executive offices)

203-937-6137

(Issuer’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.001 PER SHARE	NYSE AMERICAN

(Title of Class)	(Name of exchange on which registered)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes      ☐      No     ☒

As of August 23, 2019, there were approximately 76,898,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2018 by non-affiliates of the registrant was approximately $9,875,388 based on the closing price of $0.21 per share, as reported on the NYSE American on December 31, 2018, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2019 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1: BUSINESS

Organization and Nature of Business

NanoViricides, Inc. (the “Company,” “we,” or “us”) was incorporated in Nevada on April 1, 2005. Our corporate offices are located at 1 Controls Drive, Shelton, Connecticut 06484 and our telephone number is (203) 937-6137. Our Website is located at http://www.Nanoviricides.com. We do not incorporate by reference into this Annual Report the information on or accessible through our website, and you should not consider it part of this Annual Report.

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a development stage company with several drugs in various stages of pre-clinical development, including late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

The Company’s primary focus is bringing its topical treatment for shingles into human clinical trials first, which we believe is our most advanced drug indication. Shingles is caused by reactivation of VZV (Varicella-Zoster Virus), which causes chickenpox in children. Several additional indications in the HerpeCide™ program, including skin creams for the treatment of “genital ulcers” (HSV-2), and for the treatment of “cold sores” (HSV-1”) are expected to follow the shingles candidate into clinical development. In addition, the Company has drug candidates in development against severe influenzas (including bird flu), HIV, Dengue, Ebola/Marburg and other viruses at different preclinical stages. According to a 2014 market report prepared by Jain PharmaBiotech (“Jain”), entitled “Antiviral Thereapeutics, Technologies, Markets & Companies,” the overall market size for our potential drugs is estimated to be between $40~65 Billion by 2023. This broad pipeline is enabled by our unique post-immunotherapeutic “bind-encapsulate-destroy” technology platform.

We are a development-stage company with the goal of commercializing special purpose nanomedicine for anti-viral drugs based on a novel, first-in-class mechanism. The Company's novel nanoviricide® class of drug candidates are designed to specifically attack enveloped virus particles, on the same sites that they use to bind to cells and dismantle them. Our unique biomimetic approach promises that a virus cannot escape our nanoviricide drugs due to mutations, if the virus-binding ligands perform as designed.

The Company’s drug candidates are licensed from TheraCour Pharma, Inc., (“TheraCour®”), and are developed by TheraCour for the Company on the basis of several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour. Unlike usual pharma industry licenses that are specified for single chemical entities or for groups of similar chemical entities, our licenses are specified for the vertical application field of use, thereby providing us with a large universe of diverse development candidates under the same umbrella. The Company has exclusive licenses from TheraCour for drug candidates derived from and based on TheraCour’s technologies for several viruses. In 2005, the Company obtained a license from TheraCour for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus (INF), Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. Thereafter, on February 15, 2010, the Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types for Dengue viruses (DENV), Japanese Encephalitis (JEV), West Nile Virus (WNV), viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes Keratitis, and Ebola/Marburg viruses. While herpes simplex viruses were already specified as licensed previously, the term “ocular herpes keratitis” was added to this additional license agreement at the specific request of the Company for clarity only. In addition, the Company is currently negotiating a license from TheraCour for non-simplex herpes viruses, in particular, for VZV (shingles, chicken pox virus). TheraCour has developed a lead indication for the treatment of VZV shingles exclusively for the Company at the Company’s request and with funds paid by the Company. The Company has conducted a valuation for the shingles and PHN (“postherpetic neuralgia”) indications. The Company and TheraCour have executed a Memorandum of Understanding on the general terms of the Licensing Agreement for VZV. A definitive agreement is currently being negotiated by the parties. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has asked for, and we anticipate that the VZV license will be executed shortly.

The Company retains worldwide exclusive rights to commercially develop, commercialize, and marketthe licensed products. The Company pays TheraCour for the R&D work asked to be performed by the Company to develop these drugs, their chemistries, formulations, and manufacturing processes, substantially at cost, with a certain fee as specified in the license agreements. The Company may perform initial developmental testing by itself and through third parties, such as academic labs, government institutions, contract research organizations, for safety and effectiveness, among other tests. The Company may perform further IND-enabling advanced pre-clinical studies using third parties, such as contract research organizations, usually on clinical drug candidates. The Company expects to perform human clinical trials using contract research organizations with expertise in such clinical trials. The Company intends to sponsor the drugs for commercialization activities and obtain the rights of commerce under various regulatory authorities for its own use.

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

The Nanoviricide® Platform Technology

NanoViricides, Inc. is engaged in the application of nanomedicine technologies to the complex issues of viral diseases. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody. In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The nanoviricide technology is the only technology in the world, to the best of our knowledge, that is capable of both (a) attacking extracellular virus thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

Our anti-viral therapeutics, that we call “nanoviricides®” are designed to look to the virus like the native host cell surface to which it binds. Since these binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that our drug candidates will be broad-spectrum, i.e. effective against most if not all strains, types, or subtypes, of a given virus, provided the virus-binding portion of the nanoviricide is engineered appropriately.

This powerful platform technology has enabled us to develop several drug candidates against a large number of different viruses that could be further improved into clinical drug candidates, thus building a very broad drug pipeline that may lead to exponential growth of the Company upon the approval of our first drug candidate.

It is important to realize that the flexible nanoviricides nanomedicines show substantial advantages over hard sphere nanoparticles in this antiviral drug application. Hard sphere nanomaterials such as dendritic materials (dendrimers), nanogold shells, silica, gold or titanium nanospheres, polymeric particles (such as PLA-PLGA, others), etc., were never designed to be capable of completely enveloping and neutralizing the virus particle.

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

A nanoviricide is made by chemically covalently linking a “nanomicelle” - a globular polymeric micelle with pendant lipid chains inside, to one or more different small chemical ligands designed to mimic the cellular receptor to which the virus binds. In addition, the nanoviricide can carry additional active pharmaceutical ingredients (APIs), which may be chosen to affect the intracellular virus life cycle. Thus, the nanoviricide platforms enables construction of complete virus-killing nanomachines that block the virus from entering the cell as well as that block further production of the virus inside the cell.

Attacking the “Achilles Heel” of the Virus- Unchanging Ability of the Virus to Bind to Its Cognate Receptor on Cell

We strive hard to develop virus-binding small chemical ligands mimic the cognate cellular receptor of the virus, using rational design and molecular modeling strategies and our internal, accumulated expertise. This is the receptor to which a virus binds to gain entry into the human cell. Some viruses use more than one, different, receptors. The nanoviricide® platform technology allows use of different ligands on the same nanoviricide drug to be able to attack such difficult viruses.

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

Beyond Antibodies or “Post-Immunotherapeutic” Approach: A Nanoviricide in Its Design is a Nanomachine Built to Destroy Viruses

A nanoviricide exposes a very high density of virus binding sites on its surface, in contrast to a human cell. Thus, a virus would be more likely to be captured by the nanoviricide than to bind to a cell. Once bound to the virus, it is thought that the nanoviricide would wrap itself around the virus, and the interior lipidic chains of the nanoviricide would merge into the lipid envelope of an enveloped virus, thus destabilizing the virus. This attack is expected to result in loss of the viral glycoproteins that it uses to bind to cell and to fuse with the cell membrane, thus rendering the virus particle non-infectious. In contrast, for an antibody to be successful as a drug, as many as ten to fifteen antibodies must bind to saturate the virus surface. The resulting antibody-virus complex then may be subject to the complement protein system in the bloodstream, or it may bind to antibody-receptors on human immune cells. Thus the human immune system needs to be functional for an antibody to be effective as a “drug”. In a sense, antibodies only “flag” the virus particle as foreign.

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

Formulation is Inherent in the Design Aspect of a Nanoviricide

Since declaring our clinical candidate, namely NV-HHV-101 formulated as a skin cream for topical treatment of shingles rash, further development of this drug towards scale-up, formulation, and cGMP-like manufacture has already been accomplished in a relatively rapid manner. Formulation development for novel drugs in normal pharmaceutical paradigm often takes years. However, in the nanoviricide approach, the nanomicelle polymeric backbone itself takes care of the formulation aspects. The nanomicelle is designed to optimize the drug for its intended route of administration, be it injectable, skin cream, eye drops, or even oral. Thus, no specific or extensive formulation development is expected to be required after clinical candidate declaration.

We have previously manufactured multi-kilogram quantities of the final drug product for shingles cGLP Safety/Toxicology studies that are required for filing an IND.

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

Our BSL-2 Certified Virology Lab

We have a BSL-2 (Biological Safety Level 2) certification from the State of Connecticut for our Virology suite at the Shelton campus. This suite comprises three individual virology workrooms, enabling us to work on several different viruses and strains at the same time. This facility is designed only for cell culture studies on viruses, and no animal studies can be conducted at any of our own facilities.

We are able to perform drug efficacy and safety studies in cell cultures for multiple different viruses at the same time in this facility, in isolated lab rooms.

The Company’s Virologist. Dr. Friedrich, has previously performed drug screening of hundreds of candidates against several viruses including alphaviruses, bunyaviruses, and filoviruses (namely, Ebola and Marburg, which are BSL-4), to discover potential therapeutics, while he was at the United States Army Medical Research Institute of Infectious Diseases (USAMRIID). Brian has also worked extensively on Flaviviruses, specifically West Nile Virus, while at University of Texas Medical Branch (UTMB). He has also worked on HIV as part of his PhD thesis. Dengue viruses, and the Zika virus belong to the Flavivirus family.

We have now developed in-house cell culture screening capability for developing drug candidates against VZV, HSV-1 and HSV-2, as well as influenzas and HIV, among others. This capability has substantially strengthened our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. We believe this has significantly improved our ability to find highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

cGMP Manufacturing Facility

Manufacturing of drug products for sale, as well as for late stage clinical trials is required to be performed in FDA-registered cGMP manufacturing facilities. Manufacture of drugs for earlier stage clinical trials as well as for IND-enabling GLP Safety/Toxicology studies needs to be performed in a c-GMP-compliant manner.

We believe we are one of the very few small pharmaceutical drug innovators that possess their own cGMP or cGMP-capable manufacturing facility. With our Shelton, Connecticut campus and pilot-scale cGMP-capable manufacturing facility, we believe we are in a position to advance our drug candidates into clinical trials, produce the pre-clinical “tox package” batches, and the clinical drug substance batches.

We believe that this facility will be capable of scaling to the quantity of product needed for initial market introduction and revenue generation from our first drug when approved. We have already performed production of kilogram-scale batches of drug substance and multi-kg scale batches of drug product at this facility successfully. We believe this scale is sufficient for clinical trials, and, depending upon final dosage level, this scale may be sufficient for initial market entry.

State of the Company – Drug Development Programs – Focus on HerpeCide™ Program

During the fiscal year ending June 30, 2019, we have focused our efforts primarily on the HerpeCide program. We are developing drugs against three indications in this program in parallel at present, namely, HSV-1 “cold sores” (orolabial herpes and recurrent herpes labialis or RHL), HSV-2 “genital ulcers”, and VZV shingles. We are developing topical treatments (skin creams or lotions) for these three indications. All of the drug candidates in these three leading indications comprise common chemistry features and are based on the same family of ligands and polymers, enabling efficient parallel development. Our parallel development of these indications maximizes return on investment and shareholder value. Of these, the shingles indication program has advanced to the level of IND-enabling Safety/Toxicology studies (i.e. “Tox Package” studies). We are currently advancing it towards an IND filing. We believe that the other two indications will advance to an IND stage in the very near future.

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

Including the HerpeCide program explained above, we currently have eight different drug development programs, attesting to the strength of our platform technology. We have chosen to focus strategically on our HerpeCide™ program indications and drug candidates that are expected to result in a robust franchise with drug approvals against a number of different herpes virus indications.

Pharmaceutical drug development is an expensive and long duration proposition. Management’s plan is to develop each of our nanoviricides to the necessary stage(s) and then engage into licensing or co-development relationships with other pharmaceutical companies. Such licensing or co-development relationships may entail upfront payments, milestones payments, cost sharing, and eventual revenue sharing, including royalties on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to the Company. As and when needed, management plans to continue to raise additional funds for our continuing drug development efforts from public markets.

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

While we have continued to make significant progress in advancing our HerpeCide program drug pipeline, we have also had to curtail our programs and slow down drug development towards the clinic due to fiscal constraints. In particular, R&D staffing at our affiliates has been reduced significantly, by about 40% in the last few years. This is expected to have the effect of lengthening our timeline to begin human clinical trials.

The HerpeCide™ Program is Now Our Top Priority – Shingles is Lead Indication moving into IND-enabling “Tox Package” Studies

During the fiscal year ended June 30, 2019, we have met several milestones towards developing our first drug for regulatory approval:

•	We declared a clinical candidate, namely NV-HHV-101, for the treatment of shingles rash in third quarter of calendar year 2018.
•	We developed manufacturing processes for the drug substance at kilogram scale.
•	We designed and developed the final formulation of the drug substance for use as a skin cream. Of note, we achieved formulation development in a short time frame of about six weeks. This attests to the capabilities of nanoviricides platform technology wherein formulation considerations are taking into account as an inherent design aspect, thereby saving time in the formulation phase.
•	We manufactured the NV-HHV-101 drug substance as well as the formulated drug products at different concentrations, as required for the first portion of the IND-enabling Safety/Toxicology studies, namely, non-GLP Safety/Toxicology studies.
•	We engaged BASi, Evansville, IN, to perform the IND-enabling Safety/Toxicology ("Tox Package") studies. BASi is a well-known CRO specializing in these pre-clinical IND-enabling studies.
•	The non-GLP Safety/Toxicology studies began towards the end of December 2018. These studies were successfully completed around March 2019.
•	We filed a pre-IND application for shingles rash treatment using topical skin cream, NV-HHV-101, soon after the non-GLP studies report was available to us.
•	We received favorable comments from the US FDA regarding our drug development plan for NV-HHV-101 into initial human clinical trials, around end of May 2019.
•	We developed and implemented cGMP-compliant manufacturing processes.
•	We manufactured a cGMP-compliant large-scale batch of approximately 1kg of NV-HHV-101 drug substance, and several kg batches of formulated drug products as needed for the ensuing GLP Safety/Toxicology study.

•	The GLP Safety/Tox study began at BASi around June 2019. Subsequent to the reporting period, the in-life portion of this 28-day study in different animal species has been completed successfully.
•	We have executed a Memorandum of Understanding regarding general terms of the license agreement from TheraCour for drugs in the VZV vertical field. A definitive agreement is being negotiated by the parties.

Subsequent to the reporting period, on August 5, 2019, we reported that the in-life portion of the GLP Safety/Toxicology studies was completed successfully. We reported that NV-HHV-101 has been found to well tolerated in the clinical observation portion of the GLP Safety/Toxicology study of NV-HHV-101 as a dermal treatment. Additional studies required for the Safety and Toxicology datasets for filing an IND are in progress.

Thus, we have executed diligently, rapidly, and successfully, in developing our first drug candidate in pre-clinical trials towards human clinical trials in this fiscal year, despite significant resource limitations in terms of both skilled personnel and available budgets. In addition, we have continued to work on the HSV-1 and HSV-2 drug candidate developments in the background.

In the ensuing fiscal year, we believe we will be able to meet several important milestones towards establishing human proof-of-concept for the nanoviricides platform:

•	Finalize human clinical trials designs for Phase I and Phase II trials for NV-HHV-101 for topical treatment of shingles rash.
•	Engage a contract Clinical Research Organization for conducting the human clinical trials.
•	Complete the IND-enabling studies, and prepare appropriate reports.
•	Complete manufacture of cGMP-compliant drug substance and drug products in quantities sufficient for anticipated human clinical trials as designed.
•	Submit an IND-application to the US FDA, or an appropriate international regulatory agency.
•	Initiate and conduct Phase I human clinical trials, to determine safety and tolerability of NV-HHV-101 in human subjects.
•	If possible, initiate Phase II human clinical trials to determine effectiveness of NV-HHV-101 in controlling shingles rash and to study the effectiveness of NV-HHV-101 regarding shingles pain.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond the Company's control.

We also intend to continue HSV-1 and HSV-2 drug candidate developments towards the goal of declaring a clinical candidate for topical treatment of cold sores and genital ulcers, respectively.

The Shingles Topical Treatment Drug Program

Our most advanced drug candidate is a nanoviricide against VZV (varicella-zoster virus), the virus that causes debilitating shingles rash in adults and chickenpox in children. Its first indication is expected to be as topical treatment of shingles rash. About 500,000 to 1 million episodes of herpes zoster (shingles) occur annually in the United States alone. In spite of the new Shingrix™ vaccine, the market size for a therapeutic for shingles is estimated to be in excess of $1 billion dollars according to two consulting firms, namely BioEnsemble, LLC and NanoTech Plus LLC, in reports prepared for the Company. There is currently no approved drug against shingles, PHN or chickenpox, indicating an unmet medical need.

Broad-Spectrum HerpeCide™ Drug Candidates Enable Additional Indications

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

We have found in preclinical studies that the nanoviricides drug candidates developed against herpes HSV-1 and HSV-2 are also effective against the shingles virus, namely the Varicella Zoster Virus (VZV), also called HHV-3 (human herpesvirus-3) in cell culture studies in house. These data were presented at the American Society of Virology 2017 annual meeting held in June 2017 at Madison, WI. Additional studies have continued to demonstrate strong effectiveness as the development progresses.

We have also found in preclinical studies that the shingles treatment nanoviricides drug candidates were highly effective in VZV infection studies using human skin-patch organ culture (SOC) model. We have repeatedly found strong effectiveness in the SOC studies using different variations of the drug candidates aimed at establishing the final clinical drug candidate. These studies were performed in the Professor Jennifer Moffat Lab at the Upstate Medical Center in SUNY, Syracuse, NY. The Moffat group presented some of these data at the 31st International Conference on Antiviral Research held in Porto, Portugal, on June 10-15, 2018.

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

Our developmental drug candidates for shingles treatment were also found to have a good safety profile in a preliminary rat safety/toxicology study, as we reported in April 2018. No clinically observable adverse safety and toxicology effects were seen in this study of the Company’s optimized topical dermal drug candidates based on multiple parameters evaluated. There were no adverse effects on the skin at the treatment sites. Equally importantly, the results of the non-GLP safety and toxicology study showed that there were no overall observable systemic effects either. There were no observable direct effects on the primary organ function whether the drug was administered to the skin or administered systemically. This includes liver and kidney function. This is important as the liver and kidneys are major organs involved in drug toxicity. Dermal topical treatment of rats with formulated drug candidates was evaluated in this study as a primary objective, since skin is the primary breakout site of HSV-1, HSV-2, and VZV infections. Additionally, the same drug candidates as formulated for systemic delivery were employed to evaluate potential systemic safety/toxicological effects. We now also report herein that there were no observable changes in the histo-pathological study (tissue structure) of a panel of organs including the brain, heart, liver, lungs, spleen, kidney, intestines, uterus, testis, as well as skin upon treatment with the tested drug candidates. The study was conducted by AR Biosystems of Beverly, MA.

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

These results have enabled the identification and declaration of a clinical drug candidate in the HerpeCide program. We have taken this candidate, namely NV-HHV-101, into IND-enabling studies, towards human clinical trials. The first indication we intend for treatment with this drug is the topical treatment of shingles rash.

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

This dermal drug development workload is expected to be significantly shorter than the studies for ocular, injectable, or oral drugs. We anticipate filing an IND once the report of these IND-enabling studies is available.

Topical treatment of herpes virus infections is important because herpes viruses become latent in neuronal cells or in ganglia and cause periodic localized breakouts that appear as skin rashes and lesions. Systemic drug treatment results in side effects because of the high systemic drug concentrations that need to be achieved and the large drug quantities that must be administered. Since the virus remains mostly localized in the area of the rash and connected nerve apparatus, using high concentrations of drugs delivered in small quantities topically would allow maximizing the effectiveness while minimizing side effects.

Since these nanoviricides are designed to attack the virus directly, we believe that human clinical studies should reflect the success of the preclinical studies.

We are also continuing to work on developing relevant chemical identification and characterization assays, physicochemical and biochemical characterization assays, and chemical process optimization studies, as part of the CMC (Chemistry, Manufacture and Controls) section of the Investigational New Drug (IND) Application for the shingles drug. We believe this drug will be our first candidate into human clinical trials.

HerpeCide Program Collaborations and Program Update

We have engaged in several collaborations to help us finalize clinical candidates and develop IND-enabling pre-clinical data in our various programs this year. Notably, we have continued collaborations with the CORL at the University of Wisconsin for HSV-1 and HSV-2, with focus on small animal models for ocular and dermal diseases.

In addition, we have a continuing relationship with Bio-Analytical Systems, Inc. (“BASi”), Indiana, a CRO for GLP and non-GLP safety/toxicology (“Tox Package”) studies. Further, we continue to engage Biologics Consulting Group (BCG), Virginia, for advice and help with regulatory affairs.

We also have a collaboration with the Campbell Lab at the University of Pittsburgh for in vitro cell culture models of various ocular viruses including many adenovirus and herpes virus strains, as well as animal models for ocular herpes keratitis (HK) and adenoviral epidemic keratoconjunctivitis (EKC).

In addition, we have continued our agreement with SUNY Upstate Medical University for the testing of the Company’s nanoviricides® drug candidates against varicella zoster virus (VZV), i.e. the shingles virus. This research is being performed in the laboratory of Dr. Jennifer Moffat.

Initially, Dr. Moffat conducted cell culture studies i.e. in vitro studies. Upon finding that the nanoviricides drug candidates were effective against VZV in cell cultures, Dr. Moffat advanced the studies to the ex vivo human skin-patch organ culture (SOC) model studies stage, wherein our drug candidates are being evaluated against VZV infection of human skin patches.

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

Additional studies have continued at Dr. Moffat lab with small variations on the drug candidates and have led to the identification of a clinical drug candidate. These studies have continued to demonstrate excellent efficacy of our nanoviricide drug candidates against the VZV virus infection. Dr. Moffat presented some of the data at the 31st International Conference on Antiviral Research held June 11 - June 15, 2018 in Porto, Portugal.

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

HSV-1, HSV-2, Ocular Herpes Keratitis

We believe that a skin cream for the control of HSV-1 “cold sores” (herpes labialis, and recurrent herpes labialis or RHL) is another drug candidate that may be close to entering human clinical trials. We have already achieved strong success in animal studies against HSV-1, as discussed above.

We believe that we will be able to successfully develop a drug candidates for Ocular Herpes Keratitis (HK) as well. It is caused by HSV-1 or HSV-2 infection of the external eye. We are developing this drug as topical eye drops or eye lotion, in order to achieve maximum local drug effect while minimizing systemic exposure. We plan on testing these drug candidates against adenoviruses as well, to determine if the same drug would also be effective against epidemic keratoconjunctivitis (EKC, the severe “pink eye” disease). If the same drug works against herpes virus and adenovirus infections of the eye, we expect this drug may cover almost 99% of all external eye viral pathologies.

We also believe that we will be able to develop a drug against HSV-2 genital herpes. We plan on developing a skin cream for this indication, to maximize local effectiveness.

Viral Acute Retinal Necrosis (v-ARN)

The Company is also exploring additional indications of its anti-herpes drug candidates which is expected to broaden the pipeline and require limited development work. In particular, certain eye diseases of the retina have been causatively linked to herpes viruses. For example, most cases of viral Acute Retinal Necrosis (ARN), a disease that leads to severe loss of vision and can lead to blindness, have been linked to VZV and HSV-2, with some also associated with HSV-1 or CMV infection of the eye. It is believed that, HSV-2 ARN in children and adolescents may result from undiagnosed and asymptomatic neonatal HSV-2 infection, which has reactivated several years later from latency in a cranial nerve and entered the retina. Currently, intravenous followed by oral acyclovir derivatives daily for several months to years and sometimes intravitreal (into the eye) foscarnet injections are therapeutically employed with limited effectiveness, establishing the potential of effective antiviral therapy to avoid blindness as well as multiple surgeries related to retinal detachment. A highly effective antiviral that can be injected into the eye infrequently and provides sustained antiviral therapeutic effect over a long period of time for ARN is an unmet medical need.

Neonatally acquired herpes virus infections, even when asymptomatic, are thought to have led to ARN as late as age 22. There are approximately 2,500 cases per year of diagnosed neonatal herpes virus infections in the USA.

cGMP Manufacture

We have already manufactured our lead drug candidate, NV-HHV-101, in a cGMP-compliant manner at this facility for the IND-enabling GLP Safety/Toxicology study. The drug substance, or active pharmaceutical ingredient (API) was produced at approximately 1kg-scale. Drug products, i.e. different dose levels of the skin cream, were made at scales of 3-5kg batches.

The FluCide™ Program

We intend to re-engage the FluCide program once the HerpeCide drug candidates enter human clinical trials, resource permitting. Previously, we had achieved industry-leading effectiveness levels demonstrating as high as 1,000-fold viral load reduction in a lethal animal model of influenza infection with multiple strains of influenza. We were developing an injectable drug candidate for treatment of severely ill patients, and an oral drug candidate for the treatment of out-patients.

DengueCide™

We intend to reengage the DengueCide program if and when non-dilutive funding such as research grants become available to us. At present we have not applied for any grants for this program.

HIVCide™

We intend to re-engage the HIVCide program once the HerpeCide drug candidates enter human clinical trials, resource permitting. Previously, the drug candidates in the HIVCide™ program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. The Company believes that this strong effect and sustained effect together indicate that HIVCide can be developed as a single agent that would provide “Functional Cure” from HIV/AIDS. The Company believes that substantially all HIV virus can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, the Company believes that this therapy would also minimize the chances of HIV transmission. The Company is currently optimizing the anti-HIV drug candidates. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. The Company believes that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal. Certain anti-HIV nanoviricides have already been demonstrated that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered.

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

Other Drug Programs: Ebola, Rabies and others

In addition, the Company also has research programs against Rabies virus, Ebola and Marburg viruses, and others. We will not be undertaking socially important programs such as the development of an anti-Zika virus drug candidate, or continuation of our efforts in developing anti-Ebola drug candidate, unless non-dilutive funding for such efforts becomes available. At present we have not applied for any grants for these programs.

To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

Thus, this year, we have further focused our programs and prioritized them in order to advance our first drug candidate into the clinic in the fastest possible path.

Safety and Toxicology Studies

As part of the IND-enabling development of our topical skin cream for treatment of shingles rash, we have performed a substantial amount of safety and toxicology studies. We performed non-GLP safety toxicology studies in a rat model with two of the development stage candidates first. Both candidates were extremely well tolerated and no adverse events occurred. This, along with efficacy studies in the Human Skin Organ Culture model of Dr. Moffat, led us to identify a clinical candidate, namely, NV-HHV-101. We have performed IND-enabling non-GLP Safety Toxicology studies of this clinical candidate in multiple animal species. NV-HHV-101 was well tolerated at all dosages tested and none of the parameters tested were affected. Based upon these results, a GLP Safety/Toxicology study of dermal treatment in mini-pigs has been commissioned. These safety results are in agreement with histopathological observations in the human skin organ culture model studies.

We previously performed initial safety-toxicology screening of an optimized FluCide® drug candidate in a GLP-like toxicology study in rats, as an injectable drug. We reported that a good safety profile was observed for this drug candidate in rats at the end of January 2015. These results are in agreement with the previously reported results of a non-GLP toxicology study in mice. These study results also support the Company’s positive findings in animal models of infection with different influenza A virus strains in which no safety or toxicology concerns were observed. The Company has previously reported that many of its FluCide candidates demonstrated extremely high anti-influenza activity in those models. These results are extremely important since they indicate that FluCide continues to look very promising as one of the most advanced candidates in the Company’s drug development pipeline.

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

At present, our anti-VZV drug candidate is in IND-enabling development stage, and is expected to enter human clinical trials once the current GLP Safety/Toxicology and related IND-enabling studies are completed.

The other HerpeCide™ program drug candidates are expected to follow into clinical development, as the necessary additional safety and efficacy studies in cell culture and animal models are performed. We depend upon external collaborators for animal safety and efficacy studies, limiting the speed of our drug development work. While we seek collaborators and providers that have animal models that may be predictive of efficacy in human clinical trials, pharmaceutical drug development relies on what is available and what is doable rather than this gold standard. Newly implemented animal models require validation studies to establish how reproducibly they can discriminate between placebo and drugs that are known to work in the clinic, when such drugs are available. In many cases, we have to rely upon research level animal models that have not yet established such robustness. Nevertheless, we can continue to use such models to obtain preliminary indications for drug candidate refinements.

We believe that the efficacy we have observed of our anti-VZV drug candidates in the ex vivo Human Skin patch Organ Culture “SOC” model in the Moffat Lab is a strong indicator that these drug candidates are worthy of clinical development. There is no well-established animal model for shingles at present. As such we assume that these datasets will be sufficient for filing an IND.

With the non-GLP Safety/Toxicology data, and our Chemistry, Manufacture and Controls (CMC) manufacturing dataset, we filed a pre-IND application with the US FDA for NV-HHV-101 as a topical treatment for shingles rash.

On June 3, 2019, the Company reported that the US FDA (the Agency) has generally agreed in its pre-IND response that the plan of drug development presented by the Company to the FDA is generally adequate at this time. The Company received the response on May 23, 2019.

In particular, the Agency agreed that the Company’s strategy for drug substance and drug product acceptance criteria is adequate. The Agency further agreed that the IND-enabling non-clinical studies proposed by the Company are generally adequate. The US FDA also said that the proposed design of the IND-opening human clinical studies appears reasonable at this time.

The FDA made valuable suggestions in the pre-IND response. The additional non-clinical studies recommended by the Agency are generally consistent with the Company’s planned IND-enabling non-clinical studies. The Company has discussed the Agency’s comments and suggestions in detail with its regulatory consultants from Biologics Consulting Group, VA, and has continued the pre-clinical development program accordingly.

We believe that our existing cGMP-capable manufacturing facilities are sufficient for the production of drug products for human clinical studies.

Large Market Sizes – The Company Targets an Overall Anti-Viral Drug Market Size that Exceeds $40B

The current market size for drugs for the treatment of different herpes simplex infections is estimated to be approximately $2~4 billion. The current market size for the treatment of shingles is estimated to be approximately $500 million to $1billion. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially, as it has for several drugs in the antivirals, oncology, and other areas.

The approximate market size for severe cases of shingles may be approximately one billion dollars. Severe cases of shingles may lead to hospitalization in several thousand cases in the USA every year. In addition, shingles appearing on the face may reach the eye and may cause significant vision issues. The outpatient treatment market size for shingles at present is limited, because of the limited effectiveness of existing drugs. An effective drug could expand this market into billions of dollars globally. A new two-dose shingles vaccine called Shingrix® has recently been introduced. However, due to the severe side effects in a significant percentage of persons taking this vaccine at its first dose, compliance as well as market penetration may be limited. The supplies of this vaccine are limited at present. Shingles is not seen as a life-threatening or life-modifying disease, the use of vaccines is limited, and may continue to be limited, especially if an effective drug is developed.

In addition, the estimated market size for an effective anti-Influenza drug is expected to be in tens of billions of dollars. The current estimate of anti-influenza drug market size is approximately $4 billion. The current market size for anti-HIV treatments is in excess of $20 billion. Other drugs in our pipeline, taken together, are estimated to be several billion dollars in market sizes.

Our focus at present is on the topical treatments for different herpes virus infections in the HerpeCide program, as listed elsewhere in this report. We plan on re-engaging our Influenza and HIV programs when sufficient funding and skilled human resources are available.

Our Campus in Shelton, CT

We believe we are one of a few bio-pharma companies with its own cGMP-capable manufacturing facility. The multi-kilogram production scale of our facility would enable the potential for NanoViricides to become a fully integrated pharmaceutical company (“FIPCO"), organically growing by generating revenues from initial market entry, if our first drug is approved for marketing by appropriate regulatory authorities. As an example, a similar transition from R&D to FIPCO at Alexion (stock symbol: ALXN) led to a significant upswing in the market value of that company.

With the large R&D labs, Analytical labs, the Bio labs, the Process Scale-Up production facility, and the cGMP-capable manufacturing facility established at our Shelton campus, we are in a much stronger position than ever to move our drug development programs into the clinic rapidly. These capabilities have enabled the rapid progress of our first drug candidate from development cycles through clinical drug candidate declaration to IND-enabling non-GLP and GLP Safety/Toxicology studies over the past two years.

Process Scale-Up Production Capability

The Process Scale-up area is available and operational at scales of 200g to 2kg per step for different chemical synthesis and processing steps as required. It comprises reactors and process vessels on chassis or skids, ranging from 1L to 30L capacities, as needed. Many of the reactors or vessels have been designed by us for specific tasks.

cGMP Production Capability

Our versatile, customizable cGMP-capable manufacturing facility is designed to support the production of multiple kilograms-scale quantities of any of our nanoviricides drugs. In addition, it is designed to support the production of the drug in any formulation such as injectable, oral, skin cream, eye drops, lotions, etc. The production scale is designed so that clinical batches for Phase I, Phase II, and Phase III can be made in this facility. The clean room suite contains areas suitable for the production of sterile injectable drug formulations, which require special considerations.

We believe that the production scale is sufficient for initial market entry of the current drugs in the HerpeCide program.

This cGMP-capable facility can handle multiple reactors on chassis of up to 75L capacities.

At present, we move operations to our cGMP-capable manufacturing facility from the Process Scale-up facility as the operational steps are developed to the level needed for moving them into the cGMP facility. This requires the development of draft-level Standard Operating Procedures, training, and drill-through of operations. We now have a functional Quality Assurance and Quality Control Department.

Resource Considerations

We have lost approximately 40% of our personnel in the Chemistry and Engineering through attrition over the last few years and have not replaced them with new hires. The remaining staff is busy developing our pre-clinical HerpeCide programs.

Given the limited financing, we have not been able to attract the necessary talent for replacing the lost staff and for building out the additional independent departments such as QA/QC. We have been working with our extremely versatile and multi-talented team, in a task-serialized fashion, over the last several years. While the versatility of the team has enabled us to develop and establish most of the required quality assays and methods, we are severely limited in our abilities to develop the multiple programs wherein we have already obtained pre-clinical successful results. Also, we will need to add skilled staff before engaging into drug production for Phase 2 and Phase 3 human clinical trials.

We operate in a completely novel area of medicines, which is broadly described as polymeric-micelle based drug conjugates and complex nanomedicines. Our technologies are also completely novel, and unmatched in the industry. As such, we anticipate a longer training period for new employees than for normal small chemical or biological drugs. We need talented personnel with specialized training. With the extreme difficulties in hiring foreigners due to immigration requirements, there is only a severely limited talent pool that may be available or accessible to us.

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

Our BSL-2 Certified Virology Lab

We have established several different types of assays for screening of candidates against VZV, HSV-1 and HSV-2 in our BSL-2+ Virology lab. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. This has significantly improved our ability of finding highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

We have the ability to work on multiple types of viruses or multiple virus strains at the same time, as this facility comprises three independent virological rooms. We also have the capability for performing HIV screening assays based on cell culture in house now, once we re-engage that program. We also have the ability to perform limited anti-influenza drug screening assays in cell culture in house.

It is now possible for us to implement several other cell culture-based assays for many different viruses. These capabilities are expected to enable rapid drug development once we re-engage the drug development efforts in areas beyond the HerpeCide program again.

We do not have the facilities for performing animal model studies for any of our programs. We depend upon external collaborators for such studies.

Manufacturing Requirements of Some of Our Drug Candidates

The HerpeCide program drug product batch requirements are estimated to be fairly modest because of the topical nature of treatment. In consultation with BASi and BCG, we had estimated a batch size of approximately 1kg drug substance to be sufficient for the “Tox Package” (i.e. safety and toxicology) studies of our dermal topical shingles drug candidate. NV-HHV-101 drug substance manufactured at approximately 1kg scale in a cGMP-compliant manner and formulated into drug products at different concentrations at scales of up to 5kg was manufactured for the GLP Safety/Toxicology studies in our facility. Performing the manufacture in house has saved us a significant amount of money, possibly in tens of millions of dollars, as well as in time, possibly at least one year.

We are estimating that a ~500g batch will be more than sufficient for initial Phase-I human clinical studies as well. Our current estimate for a Phase 2a human clinical efficacy study is also in the range of a ~500g batch requirement. We already have the facilities for producing up to 1kg per batch or more.

As we move our drug candidates into clinical studies, we plan to perform further scale-up studies. In the current facility, we may be able to manufacture about 20kg to 50kg of cGMP API (active pharmaceutical ingredient) annually. Depending upon the drug’s potency and indication, this production size may fetch modest revenues of around $50M to $500M, depending upon the cost metrics, enabling profitable market entry. Such initial commercialization would allow the Company to turn itself into a stand-alone fully integrated pharmaceutical company, by enabling capital formation for larger scale manufacturing facilities and fueling further growth.

Patents, Trademarks, Proprietary Rights: Intellectual Property

The nanomedicine technologies licensed from TheraCour serve as the foundation for our intellectual property. NanoViricides holds a worldwide exclusive license to certain technology for several drugs with specific targeting mechanisms for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting NanoViricides the exclusive licenses for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

On September 1, 2005, the Company entered into a Material License Agreement, (the “License Agreement”) with TheraCour. Initially, TheraCour granted the Company an exclusive license for technologies developed by TheraCour for six virus types: HIV, HCV, Herpes Simplex Virus (HSV-1 and HSV-2), Rabies, Asian (bird) flu and Influenza. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain costs as a development fee and such development fees shall be due and payable in periodic installments as billed; (2) to pay $25,000 per month for usage of lab supplies and chemicals from existing stock held by TheraCour; (3) to pay the greater of $2,000 or actual costs, for other general and administrative expenses incurred by TheraCour on our behalf; (4) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (5) that TheraCour shall retain the exclusive right to develop and manufacture the Licensed Products, exclusively for NanoViricides, and unless such license is terminated, will not develop or synthesize the Licensed Products for its own sake or for others; and (6) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. TheraCour may terminate the License upon a material breach by us as specified in the agreement. However, the Company has the opportunity to cure the breach within 90 days of receipt of notice to terminate the License. On February 15, 2010, the Company approved an Additional License Agreement with TheraCour. Pursuant to the exclusive Additional License Agreement, in consideration for the issuance of 2,000,000 shares of the Company’s Series A Preferred Stock, (the “Series A Preferred”), the Company was granted exclusive license, under the same terms as the original License Agreement, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. In 2015 TheraCour stopped billing the Company and the Company stopped paying for the $25,000 per month usage fee for prior existing materials, by mutual agreement. There was no amendment to the license contract effected for this purpose.

These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge base that is utilized for developing the drugs and making them successful.

In addition, these extremely broad licenses are not limited to some specific chemical structures but comprise all possible structures that we could deploy against the particular virus, based on the licensed technologies. Further, the licenses are held by NanoViricides for worldwide use. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that, effectively, TheraCour would be able to take the licenses back only in the event that NanoViricides files bankruptcy or otherwise declares insolvency and the inability to conduct its business.

The Company has entered into a Memorandum of Understanding with TheraCour, whereby, upon the request of the Company, TheraCour will initiate discovery and development for drug candidates for a new virus or indication upon such request. If the resulting drug candidates are worthy of further drug development, NanoViricides may determine that it should enter into a licensing agreement with TheraCour. In such a case, NanoViricides would obtain an independent asset valuation for the asset(s) to be licensed from a party experienced in such valuations. NanoViricides and TheraCour would thereafter negotiate the terms of compensation for the new license agreement. However, there can be no assurance that an agreement for licenses for new viruses will be entered into on terms that are favorable to NanoViricides. We believe this process has been extremely beneficial for NanoViricides, since this process saves NanoViricides from the cost of acquiring and paying for licenses that it may not want to pursue further. At present, TheraCour has licensed the Company HSV-1 and HSV-2, but has not licensed the VZV area, nor has it licensed any of the remaining herpes viruses. The licenses granted by TheraCour are for entire sets of pathologies that the licensed virus is a causative agent for. The licenses are not for single drug entities, although that is the customary mode in the Pharmaceutical industry. Thus, these are very broad licenses and enable NanoViricides to pursue a number of indications as well as develop drug candidates with different characteristics as is best suited for the indications, without having to license the resulting drugs separately.

Patents and other proprietary rights are essential for our operations. If our drugs are protected by a properly designed and enforceable patent, it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology we create. As part of our business strategy, in conjunction with TheraCour, a company controlled by our founder and the holder of the patents underlying our licensed technology, we actively seek patent protection both in the United States and internationally and intend to file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

The Company believes that our drugs by themselves may be eligible for patent protection. The Company, in conjunction with TheraCour, plans on filing patent applications for protecting these drugs when we have definitive results from in vitro or in vivo studies that enable further drug development and IND application filing.

The Company has licenses to key patents, patent applications and rights to proprietary and patent-pending technologies related to our compounds, products and technologies (see Table 1), but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

Table 1: Intellectual Property, Patents, and Pending Patents Licensed by the Company

Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].

PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT U.S. Issuance: May 8, 2012.	October 2028 (estimated)	Applications are in various prosecution stages. Fifty-two of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2029(estimated)	Applications are in various prosecution stages. Nine of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

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

A total of at least, 61 patents have been issued globally, on the basis of the two international PCT patent families that cover the fundamental aspects of the platform technology we license from TheraCour. Additional patent grants are expected to continue as the applications progress through prosecution processes. All of the resulting patents have substantially broad claims.

These patents have nominal expiry dates in 2026 to 2029. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development processes, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for HerpeCide before entering human clinical trials. The estimated expiry date for the HerpeCide patents, if and when issued, would be no earlier than 2039-2040.

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

TheraCour may obtain patents for the compounds many years before we obtain marketing approval for them. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions, based on delays experienced in marketing products due to regulatory requirements. There is no assurance we would be able to obtain such extensions. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that we will likely file in the future, do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our licensor, TheraCour’s existing patents or any future patents, could invalidate TheraCour’s patents or substantially reduce their protection. In addition, the pending patent applications and patent applications filed by TheraCour, may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, certain countries do not permit enforcement of these patents, and manufacturers are able to sell generic versions of our products in those countries.

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

Trademarks

The Company currently has no registered trademarks.

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

The Company’s Drug Pipeline

Over the first several years of our operations, we continued to work on different viruses every year, creating a broad pipeline of drug candidates. This provided a validation for our novel technologies. In addition, we were pursuing non-dilutive drug development and partnering opportunities such as government grants and contracts as well as partnering with other non-governmental agencies, or medium and large pharmaceutical companies.

We had realized that the current pharmaceutical industry contract manufacturing operations (CMOs) do not have the expertise in our kinds of nanomedicines. We therefore acquired the cGMP-capable nanomedicines drug development and manufacturing facility from Inno-Haven LLC in 2014 at cost. Dr. Anil Diwan, our co-founder, had established Inno-Haven LLC to acquire and develop lab facilities appropriate for his work. On December 31, 2014, the Company entered into and consummated an Agreement for the Purchase and Sale of this cGMP-compliant pilot manufacturing and lab facility and property located in Shelton, Connecticut. The purchase price of the facility was comprised solely of the repayment of the direct costs of the seller, Inno-Haven, LLC incurred in acquiring and renovating the property and the facility plus Inno- Haven’s closing costs in connection with the sale.

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

The Company currently has drug candidates for more than eight different indications in various stages of development in the HerpeCide program alone. Of these, the skin cream for the topical dermal treatment of shinglesrash (VZV) has advanced into IND-enabling GLP Safety/Toxicology studies, having completed candidate optimization through rapidly performed human skin organ culture assays in Professor Jennifer Moffat's lab at the SUNY Syracuse Upstate Medical Center. We believe that the Skin Cream for the dermal topical treatment of HSV-1 cold sores and the skin cream for the dermal topical treatment of HSV-2 genital ulcers are expected to rapidly mature towards human clinical trials in short succession after the clinical VZV drug candidate, namely NV-HHV-101. We have expanded the HerpeCide program to include additional indications for which we are developing drugs that are the same as or simple modifications of the existing drug candidates in the HerpeCide program, generally with a different formulation due to a different delivery pathway. This enables us to maximally leverage current R&D while expanding our drug pipeline and potential market and making a greater impact on patient lives. We are currently negotiating a license agreement for VZV with TheraCour. We have executed a memorandum of understanding (MoU) with TheraCour on the general terms of this license. A definitive license agreement is currently being negotiated between the parties, although there can be no assurance that the final agreement will be on terms that are at least as favorable to us as the terms in the executed MoU.

Given the limited financing available to the Company, and given the large development costs associated with FluCide, HIVCide and other drug programs, we believe that these drug candidates will follow later because of the significant development work that needs to be performed in pre-clinical studies against a number of different influenza virus strains and subtypes.

Management’s beliefs are based on results of pre-clinical cell culture studies, ex vivo tissue-based studies (e.g. human skin patch oran culture model), and in vivo animal studies using small animals

The Company is scaling up the production of its nanoviricide drug candidates for skin cream against VZV as shingles treatment. Subsequent to the reporting period, we have commissioned our first large-scale batch synthesis program for making sufficient quantities of a drug candidate for the ensuing IND-enabling Safety/Toxicology studies. In preliminary safety/toxicology studies, our shingles drug candidates were found to be extremely safe. As a result, the “Tox Package” program is being designed for maximum feasible dose, increasing the required quantities.

HerpeCide - We have declared the clinical candidate, NV-HHV-101, for the shingles indication, and have advanced it into IND-enabling non-GLP and GLP Safety/Toxicology studies. In addition, we continue to conduct studies for optimizing the anti-HSV ligands in animal studies for the other disease indications listed in Table 2. We believe we will be able to successfully advance the optimized drug candidates into an IND and human clinical trials. We are developing anti-herpes virus drugs against several different indications at present, namely, (1) skin cream for topical treatment of shingles, chickenpox, and PHN (VZV), (2) skin cream for treating herpes labialis (“cold sores”) and recurrent herpes labialis (RHL) (HSV-1), (3) Eye drops for Herpes Keratitis treatment, (4) skin cream for genital herpes (HSV-2) treatment, and (5) intravitreal injection for Viral Acute Retinal Necrosis (viral ARN, wherein causative agents are mostly VZV, HSV-2, HSV-1 or other viruses). We have continued to expand the HerpeCide program to include additional indications to take full advantage of the development synergies. We have expanded this program to include topical treatment of shingles and were able to very quickly bring this indication to the status of our most advanced program. This has been possible because of the extremely high synergy between the different HerpeCide drug programs, and because of the extremely high effectiveness of our nanoviricides drug candidates we observed against VZV both in cell cultures and in an ex vivo human skin patch organ culture (“SOC”) model. We continue to harness additional synergies in the HerpeCide program. For example, viral Acute Retinal Necrosis (vARN) is a pathology that leads to severely reduced vision, and can lead to blindness. Research and clinical lab testing have identified that a large proportion of cases are linked to herpes viruses. Of these, a majority of cases are caused by HSV-2 or VZV. Thus, reformulating our topical drug candidates against HSV-2 and VZV for intravitreal treatment of ARN caused by these viruses presents an exciting opportunity. Successful treatment would result in significant patient benefits as well as a significant commercial opportunity. Since vARN is a relatively rare disease, with only a few hundred new cases per year diagnosed in the USA, we believe it should be eligible for the “orphan drug” incentive programs. In addition, we could potentially supply the patient pool with commercial drug product from our existing facility alone, without having to invest in or develop additional commercial large scale manufacturing facilities.

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

All of the above HerpeCide programs share substantial common drug manufacturing processes and chemicals. Some of these may be the same drugs with different formulations to account for different routes of administration. Thus, these programs are strategically developing in parallel to maximize return on investment, (ROI) and therefore shareholder value. These programs are our current development focus and have been given priority ratings of A, B, and C. The priority ratings may change as a program develops. We have seen this happen with the newly introduced shingles program which quickly moved to priority A due to rapid development, even ahead of our HSV-1 and HSV-2 drug candidates.

The HerpeCide indications listed in Table 2 alone represent a market size opportunity of over $3B to $5B. After introduction of the new Shingrix™ vaccine for shingles, and existing vaccines, the market size for shingles treatment is still estimated to be in the range of a billion dollars, and that for shingles+PHN treatment is estimated to be in the tens of billions dollar range.

FluCide. We are developing injectable flucide for severely ill hospitalized patients and oral flucide for out-patients. We achieved industry leading 1,000X reduction in viral load in lethally infected animal model studies previously. This program is on hold due to resource limitations.

HIVCide is our first announced drug project against HIV-I. Our first HIV drug to be developed is a targeted nanoviricide against HIV and is engineered with specific recognition ligands that allow multiple-point binding to inactivate HIV virus in the bloodstream. We have previously demonstrated in the standard SCID-hu Thy-Liv humanized mouse model a strong effectiveness of our drug candidates, leading us to believe that a “Functional Cure” with our drug candidate as a single agent is possible. We are also working towards a complete cure of HIV, which requires elimination of the latent virus HIV DNA copies. The nanoviricide nanomedicines platform is the only platform to the best of our knowledge that has the capabilities required for enabling such a true cure. This program is on hold due to funding limitations.

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

DengueCide - We obtained an orphan drug designation from the US FDA for our lead drug candidate in this program. This program is assigned Priority Level F and will be activated if sufficient resources become available.

Further, there are several additional indications under the HerpeCide program that we can continue to expand into, which would maximize return on investment and shareholder value, as we make further progress into the clinic with our first drug.

The Company believes it has a strong and growing drug pipeline to take us several years into the future. The Company already has technologies in development that we hope may yield even better drugs against various diseases as the drugs we are developing now approach their product end of lifecycle. In particular, we are working on longer term research projects for the purpose of eliminating persistent viruses, thus providing true cures for many intractable diseases such as HIV/AIDS, Herpes, Shingles, Epstein-Barr Virus, among others.

Additionally, we had demonstrated the potential for developing highly effective drugs against Dengue viruses, Ebola/Marburg viruses, and others, in cell culture and/or animal studies.

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

With the limited financial resources we currently have, we have now focused all our efforts on the HerpeCide program, and more specifically, on taking our first clinical drug candidate, NV-HHV-101 into human clinical trials. We continue to work on the other programs whenever feasible given our resource constraints. We intend to engage into those programs more fully at a later date if funding is available.

The overall market size addressed by our programs can be estimated at $20 billion to $40 billion, according to research reports prepared by Jain PharmaBiotech and Nanotech Plus, LLC. Of this, the market size for a highly effective shingles treatment has been estimated by Nanotech Plus in excess of one billion dollars, after taking into account the recent introduction of the new Shingrix® vaccine (GSK). The overall market size for the HerpeCide program is estimated at over $5 billion based on published market reports from Jain PharmaBiotech in 2014.

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

Manufacturing

Manufacturing of Research Materials

Nanomaterials that form the basis of our nanoviricide drugs are produced for research by TheraCour at our facilities in Shelton, Connecticut, under our licensing agreements with TheraCour.

Manufacturing of Drugs

The Company intends to manufacture Dermal Topical anti-HSV-1, anti-HSV-2, and anti-VZV drug candidates and drugs, as well as anti-HSV Eye Drops/Gels, Injectable and Oral FluCide, HIVCide, DengueCide, RabiCide as well as other drugs for pre-clinical animal studies and human clinical studies, in facilities owned by the Company, through human clinical trials of each of the clinical drug candidates. Our cGMP-capable manufacturing facility in Shelton, CT has sufficient capacity for supply of the pre-clinical and clinical batches needed for all of our drug candidates as and when they are anticipated to be needed. The Company may go to a cGMP third party provider for the final fill-and-finish of the clinical drug products if necessary.

With recent successes in production scale-up, the Company believes that it now has sufficient capacity at the Shelton cGMP-capable manufacturing facility to enable market-entry of our first drugs upon approval, potentially enabling the Company to build itself into a fully integrated pharmaceutical company ("FIPCO"), which could provide substantial shareholder value. We note as a risk factor that there is no guarantee that the Company can take its drug candidates successfully through clinical trials, and if it does, that it can obtain marketing approval, and if it does, that it can market the drugs successfully. For our future commercial products, we will need to develop additional manufacturing capabilities and establish additional third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

There are several drugs in the market that effectively control HSV cold sores and genital herpes lesions in most patients. These include the nucleoside analogues idoxuridine, vidarabine, acyclovir, famciclovir, ganciclovir, and derivatives. However, their efficacy is limited or toxicities are high. Brincidofovir, based on the toxic drug cidofovir, is in development by Chimerix, but certain clinical trials involving brincidofovir have failed to meet the desired end points. Foscarnet is also used for VZV and ARN, but its toxicity is high. FV-100 was in clinical development against VZV, but these clinical developments appear to have been abandoned. In addition, pritelivir, antibodies, and some other drugs are in advanced stages of development against HSV-1 or HSV-2. A gamma globulin was recently approved.

The prevalence of herpes simplex virus type 1 (HSV-1) and HSV-2 is 47.8% and 11.9%, respectively, for individuals aged 14 to 49 years, and increases with age, in the USA, according to CDC. HSV-2 causes a more severe disease that also has significant social costs to the patient. In spite of the existing drugs, both HSV-1 and HSV-2 cause lifelong infection that continues to reactivate at different rates in different patients. Thus, in spite of several existing drugs that are already generic, the market size for a highly effective drug is estimated to be in tens of billions of dollars for each of HSV-1 and HSV-2 treatments.

There are currently no approved drugs for the treatment of diseases caused by VZV, namely, shingles, PHN, and chickenpox. Valcyclovir or other acyclovir-class drugs are often prescribed orally but have little effect on shingles. Cidofovir is used in extreme cases of shingles, but it is highly toxic, limiting benefit of the drug, limiting drug dosage and causing significant side effects. Several pain relievers are being developed to treat shingles pain and also the PHN pain. Thus, a safe and effective treatment against VZV is an unmet medical need.

There are currently no approved drugs for the treatment of viral diseases of the external eye.

The current approved drugs for influenza include the neuraminidase inhibitors Tamiflu, Relenza, and Peramivir, anti-influenza drugs that are sold by Roche, Glaxo SmithKline (GSK), and BioCryst partners, respectively. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza A virus. There is significant viral resistance to the approved M2 channel inhibitors especially in the US. Several companies are developing anti-influenza drugs at present. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, and RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development. Xofluza, developed by Shionogi Pharma (Japan) is approved in Japan and recently in the USA, licensed by Roche/Genentech. It is an influenza endonuclease inhibitor. It appears to be substantially more effective than existing drugs in reducing viral load and viral shedding, but did not have any effect on the length of the influenza disease course.

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

Regulation by governmental authorities in the United States and other countries is a significant factor in our research and development and will be a significant factor in the manufacture and marketing of our proposed products. The nature and extent to which such regulation applies to us will vary depending on the nature of any products we may develop. Governmental authorities, including the FDA and comparable regulatory authorities in other countries, regulate the design, development, testing, manufacturing, safety, efficacy, labeling, storage, record-keeping, advertising, promotion and marketing of pharmaceutical products, including drugs and biologics, under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations, and, for biologics, under the Public Health Service Act, or PHSA, and its implementing regulations. Non-compliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, import restrictions, injunctive actions and criminal prosecutions of both companies and individuals. In addition, administrative remedies can involve requests to recall violative products; the refusal of the government to enter into supply contracts; or the refusal to approve pending product approval applications until manufacturing or other alleged deficiencies are brought into compliance. The FDA also has the authority to cause the withdrawal of approval of a marketed product or to impose labeling restrictions. The process of obtaining approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

FDA Approval Process

The FDA must “license” a drug before it can be sold in the United States. Other countries have similar regulatory processes, and most are being harmonized under the ICH guidelines. As of the date of this filing, the FDA has approved other nano-particulate drugs including Emend® by Merck and Rapamune® by Wyeth, as well as others. The general process for FDA approval is as follows:

Preclinical Testing

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with GLP standard, and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;

•	Submission of the results of these studies to the FDA as part of an Investigational New Drug application, which must become effective before clinical testing in humans can begin;

•	Manufacturing of investigational medicine under cGMP standard;

•	Performance of adequate and well-controlled human clinical trials according to GCPs and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;

•	Submission to the FDA of a new drug application, or NDA, for any new chemical entity drug we seek to market that includes substantive evidence of safety, purity, and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced, packaged and distributed, to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve a time-consuming and costly three-phase process that often overlap, can take many years to compile and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

•	Phase 1. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.

•	Phase 2. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.

•	Phase 3. If a compound appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous and reliable Phase 3 clinical trials.

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

United States Review and Approval Process

After the completion of clinical trials of a product candidate, FDA approval of a NDA must be obtained before commercial marketing of the product. The NDA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information as well as a significant user fee. The FDA may grant deferrals for submission of data, or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. Once the submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is safe and effective for its intended use, and in each case, whether the product is being manufactured in accordance with cGMP or GTP, if applicable. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve a NDA without a REMS, if required.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and deny approval via a letter detailing such deficiencies. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the FDA denies an application, the applicant may either resubmit the NDA, addressing all of the deficiencies identified by the FDA, or withdraw the application.

Expedited FDA Review Programs

The FDA has four program designations -Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review - to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions.

The Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that treat a serious condition and fill an unmet medical need. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. In Fast Track, the FDA may consider for “rolling review” of sections of the IND on a rolling basis before the complete application is submitted. Once a drug receives Fast Track designation, early and frequent communication between the FDA and a drug company is encouraged throughout the entire drug development and review process. The frequency of communication assures that questions and issues are resolved quickly, often leading to earlier drug approval and access by patients.

The FDA may also accelerate the approval of a designated drug through the Breakthrough Therapy designation by expediting the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints. If the FDA designates a drug as a breakthrough therapy, the drug is eligible for all Fast Track designation features, intensive guidance on an efficient drug development program, potentially beginning at Phase 1 and organizational commitment involving senior managers regarding the development of the drug to ensure that the development program and the design of the clinical trials is as efficient as practicable.

The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit.

The Priority Review designation means that the FDA’s goal is to take action on the IND within six months, compared to ten months under standard review.

Fast Track designation, Priority Review, Accelerated Approval and Breakthrough Therapy designations do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Designation

The Orphan Drug Act provides granting special status to drugs or biological products for rare diseases and conditions affecting fewer than 200,000 persons. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product where the FDA will not approve another version of the same product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the United States during the seven-year exclusive marketing period. In addition, if the holder of the orphan drug designation cannot assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients, the FDA could also grant approval to another product.

United States Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as off-label use, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. We rely, and expect to continue to rely, on third parties for the production of some, or all, clinical and commercial quantities of our products in accordance with cGMP and GTP regulations, as applicable. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, GTP and other laws.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

Foreign Regulatory Review and Approval

Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities in other countries will be necessary prior to commencement of marketing the product in such countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant an approval, or may require additional data before granting it, even though the relevant product has been approved by the FDA or another authority. As with the FDA, the regulatory authorities in the European Union, China and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but generally follows a similar sequence to that described for FDA approval.

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

Other Health Care Laws

In the event any of proposed products are ever approved for marketing, we may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, physician sunshine and privacy and security laws and regulations.

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

Time Schedules, Milestones and Development Costs

In the ensuing fiscal year, we hope to meet several important milestones towards establishing human proof-of-concept for the nanoviricides platform:

•	Finalize human clinical trials designs for Phase I and Phase II trials for NV-HHV-101 for topical treatment of shingles rash.
•	Engage a contract Clinical Research Organization for conducting the human clinical trials.
•	Complete the IND-enabling studies and prepare appropriate reports.
•	Complete manufacture of cGMP-compliant drug substance and drug products in quantities sufficient for anticipated human clinical trials as designed.
•	Submit an IND-application to the US FDA, or an appropriate international regulatory agency.
•	Initiate and conduct Phase I human clinical trials, to determine safety and tolerability of NV-HHV-101 in human subjects.
•	If possible, initiate Phase II human clinical trials to determine effectiveness of NV-HHV-101 in controlling shingles rash and to study the effectiveness of NV-HHV-101 regarding shingles pain.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond the Company's control.

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. We have estimated approximately $500,000 for initiation of Phase I clinical trials. The total cost of Phase I and Phase IIa trials will be significantly more. We will need to raise additional funds so that we do not run out of money, and to support continued program development through Phase II studies at least and revenue realization.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application (IND) late in fiscal year 2019 possibly around last quarter of calendar year 2019, given our dependence on external collaborators for the studies and study reports. Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. , We will therefore need to raise capital. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We have, in the past, experienced unanticipated delays in construction, post-construction modifications, and equipment set-up at our new Shelton facility that cumulatively effectively delayed our work-plan towards IND filing of our first drug candidate by more than 24 months. We are now experiencing extreme staffing constraints as well as financing constraints. We note as a risk factor that these resource constraints may cause further delays in our estimated timelines, unless we are successful at raising additional funds and at attracting and retaining highly skilled employees with specific skill-sets.

We have taken on the most important risk in nanomedicines, that of enabling cGMP manufacture, with consistent product from batch to batch, "head on" so to speak. Having established critical quality parameters in our manufacturing processes ahead of cGMP scale-up, we believe that we have minimized the risk related to manufacturing capabilities.

During the scale up and optimization of our production level operations, we continue to work on a number of different polymer backbones (“nanomicelles”) and several antiviral ligands in order to make sure that different formulation and pharmacokinetic-pharmacodynamic (PK-PD) needs can be met during the PK-PD programs for our various drug candidates. While this loads up our initial activities, it is expected to minimize the risk for further drug development towards IND or regulatory filings by making available backup drug candidates with different PK-PD profiles.

This work-plan is expected to reduce certain risks of drug development. We believe that this coming year’s work-plan will lead us to obtain certain information about the safety and efficacy of our VZV clinical drug candidate in animal models in IND-enabling GLP Safety/Toxicology studies that are in progress and have so far been successful. We believe these data will enable us to file an Investigational New Drug (“IND”) application. We believe that in the coming fiscal year we will be able to perform Phase I human clinical trials and obtain valuable information on the safety and tolerability of our VZV clinical drug candidate in humans, towards the goal of performing Phase II efficacy human clinical trials. If our studies are not successful, we will have to develop additional drug candidates and perform further studies, or further advance our other programs, for example HSV-1 or HSV-2 drug candidates, into human clinical trials. If our studies are successful, we would be more confident in further developing our HerpeCide as well as other program drug candidates and may be in a position to re-engage our highly valuable drug programs including HIVCide and FluCide.

We believe that coming year's work plan will establish our entire nanoviricides nanomedicines platform as a viable platform technology for developing highly safe and effective antiviral drugs. We believe that this should be a value inflection point.

Management intends to use equity-based and debt financing, as required, to fund the Company’s operations and to raise additional capital for conducting human clinical trials as we advance our pipeline towards IND stage. Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies. There can be no assurance that the Company will be able to obtain the additional financial resources necessary to fund its anticipated obligations over the next year.

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

Consulting Agreement with Bio-Ensemble, LLC, NJ (BEL)

In September 2017, we signed a consulting agreement with BEL and its Principal, Dr. Carolyn Myers. The scope is evaluation of the business opportunity for VZV virus field of drug development, and structuring new license agreements with TheraCour keeping in mind the express intent of the Company of sublicensing its drug candidates to other Mid Pharma and Big Pharma partners. Dr. Myers is a pharma industry veteran with over 25 years of experience in business development. Her experience spans from leading roles in small to big pharma in business development, obtaining partnering opportunities and performing deals from startups and small pharma side, to evaluating hundreds of technology and licensing proposals and performing partnering, collaboration, and outright purchase deals from the big pharma side.

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

We believe that the VZV drug candidate program is now our most advanced program to advance into Safety/Toxicology studies that are needed for an IND filing and human clinical trials. However, at present, we do not have a license from TheraCour to develop and commercialize drugs against VZV License negotiations are now in progress.

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

On August 16, 2010, the Company reported that its anti-Herpes drug candidates demonstrated significant efficacy in the recently completed cell culture studies in Dr. Rosenthal Lab at NEOMED.  Several of the anti-Herpes nanoviricides® demonstrated a dose-dependent maximal inhibition of Herpes virus infectivity in a cell culture model. Almost complete inhibition of the virus production was observed at clinically usable concentrations. These studies employed the H129 strain of herpes simplex virus type 1 (HSV-1).  H129 is an encephalitic strain that closely resembles a clinical isolate; it is known to be more virulent than classic HSV-1 laboratory strains. The H129 strain will be used in subsequent animal testing of nanoviricides. Since then the Company was optimizing formulations for use in the dermal HSV-1 H129c infection animal model in the Rosenthal lab. The Company also continued to further optimize the anti-herpes nanoviricides. Our herpes program was run at a lower priority than other programs until recently. In April 2015, after only 4 cycles of SAR (Structure-Activity-Relationship based improvements), our anti-herpes nanoviricides demonstrated strong effectiveness in the lethal HSV-1 H129c dermal infection model in the Rosenthal Lab at NEOMED. Treatment with certain nanoviricides caused significant improvements in the clinical observations and led to >85% survival of the infected animals, wherein 100% of the untreated animals died within 10 days. In August 2015, the Company reported that these results were reproduced in dermal animal model at Transpharm, with 100% of the nanoviricides treated animals surviving.

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

Significant Alliances and Related Parties

TheraCour Pharma, Inc.

Pursuant to an Exclusive License Agreement we entered into with TheraCour Pharma, Inc., (TheraCour), the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus, Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. The Company has entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types for Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of a specified portion of certain direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed; (2) the greater of $2,000 or actual costs monthly, whichever is higher, for other general and administrative expenses incurred by TheraCour on our behalf; (3) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% to TheraCour; (4) TheraCour retains the exclusive right to develop and manufacture the licensed drugs. TheraCour will manufacture the licensed drugs exclusively for NanoViricides, and unless such license is terminated, will not manufacture such product for its own sake or for others; and (5) TheraCour may request and NanoViricides, Inc. will pay an advance payment (refundable) equal to twice the amount of the previous month’s invoice to be applied as a prepayment towards expenses. TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

Development costs and other costs charged by TheraCour for the years ended June 30, 2019, 2018 and 2017 were $3,119,863, $3,176,977, and $3,368,919 respectively. At June 30, 2019, $823,783 was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2019.

TheraCour is affiliated with the Company through Anil Diwan, President, who is a director of the corporation, and owns approximately 90 % of the capital stock of TheraCour Pharma, Inc., which itself owns approximately 11.94% of the Common Stock of the Company at June 30, 2019.

TheraCour owns 9,419,170 shares of the Company’s outstanding Common Stock and 2,000,000 shares of the Company’s Series A Preferred Stock at June 30, 2019.

Employees

As of August 15, 2019, the Company had approximately seventeen employees, including those at TheraCour. The Company considers its relationship with its employee to be stable. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. TheraCour currently has a staff of approximately ten, most of who are scientists with PhD or advanced degrees and experience. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. Some of the Company’s R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

Reports to Security Holders

As of November 2006, upon filing of its Form 10-SB and listing on the FINRA OTC Bulletin Board, the Company became subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its Web site at www.nanoviricides.com. Information included on the Web site is not part of this Form 10-K.

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

Legal Proceedings

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

We have incurred significant operating losses and may not ever be profitable. As of June 30 2019, we had a cash and cash equivalent balance of $2,555,207. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of $92,116,586 at June 30, 2019. Such losses are expected to continue for the foreseeable future.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

While we believe we will be able to raise sufficient cash in the capital markets, to be able to take at least one of our drug candidates into initial human clinical trials, we currently do not have sufficient resources to complete the development, clinical trials, and commercialization of any of our proposed products.  Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

 We have limited experience in drug development, have not yet conducted any clinical trials and may not be able to successfully develop any drugs.

Until the formation of NanoViricide, Inc. (the Company’s predecessor prior to the reverse merger in 2005) our management and key personnel had no experience in pharmaceutical drug development and, consequently, may not be able to successfully develop any drugs. To date, we have engaged only in pre-clinical activities and have not yet conducted any clinical trials. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

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

 Preclinical and clinical studies of our product candidates may not be successful. If we are unable to generate successful results from preclinical and clinical studies of our product candidates, or experience significant delays in doing so, our business may be materially harmed.

We have no products on the market and all of our product candidates are in preclinical development. In particular, none of our product candidates have ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity and potency of our product candidates.

The success of our product candidates will depend on several factors, including the following:

•	successfully designing preclinical studies which may be predictive of clinical outcomes;

•	successful results from preclinical and clinical studies;

•	receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection for future product candidates;

•	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

•	successfully commercializing our products, if and when approved, whether alone or in collaboration with others.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully complete the development or commercialization of our product candidates, which would materially harm our business.

Because the results of preclinical testing are not necessarily predictive of future results, our products may not have favorable results in our planned clinical trials.

 Even if we have positive results from our preclinical testing of our products, this may not necessarily be predictive of the results from our planned clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical development, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our clinical trials, the development timeline and regulatory approval and commercialization prospects for our products, and, correspondingly, our business and financial prospects, would be materially adversely affected.

We do not have a license from TheraCour for the manufacture, marketing and sale of a shingles drug, our lead drug candidate.

We do not currently have a license from TheraCour for the Varicella Zoster Virus (“VZV”) area. We are in discussions with TheraCour after having obtained independent asset valuations to serve as the basis for such additional licenses and have executed a Memorandum of Understanding outlining the terms of the license. However, there can be no assurance that we will be able to enter into an agreement with TheraCour for such license or that the agreement will be on terms that are favorable to us. Nevertheless, to date, TheraCour has granted all license requests made by us.

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

We do not believe we have sufficient funds on hand to take a drug candidate into the IND application stage. However, we believe we will require approximately an additional $3,000,000 to pursue the FDA approval process including an initial IND filing. There can be no assurance that we will be able to raise sufficient funds or that such funds will be raised on terms that will be favorable to the Company.

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

Because we expect to expend substantial resources on R&D, our success depends in large part on the results as well as the costs of our R&D. A failure in our R&D efforts or substantial increase in our R&D expenses would adversely affect our results of operations. R&D expenditures are uncertain and subject to much fluctuation. Factors affecting our R&D expenses include, but are not limited to:

•	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;

•	the number, extent, and outcome of pre-clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number and extent of IND-enabling pre-clinical studies including CMC Studies, Tox Package Studies, and Quality Programs that we may be required to conduct;

•	the number of drugs entering into pre-clinical development from research; for example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision; and

•	licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as R&D expense.

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

Because we have limited experience in conducting or supervising clinical trials, we plan to outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trials in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to meet revenue-generating operations.

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

As of the date of this filing, we have approximately seventeen employees including the employees at TheraCour, and several consultants and independent contractors. The only consultant/contractor that we consider critical to the Company is TheraCour. Our relationship with TheraCour is discussed below. All other consultant/contractors would be more readily replaceable. We have significantly expanded our operations and staff materially and our new employees include a number of key managerial, technical, financial, R&D and operations personnel. The expansion of our business will continue to place a significant strain on our limited managerial, operational and financial resources. We may need to hire additional personnel, in key managerial, technical, financial, R&D and operations areas. We have no experience in integrating multiple employees when hired. Therefore, there is a substantial risk that we will not be able to integrate new employees into our operations which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information. Disclosure of our trade secrets or proprietary information could compromise any competitive advantage that we have.

We depend upon confidentiality agreements with our officers, employees, consultants, and subcontractors to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection and may not afford an adequate remedy in the event of an unauthorized disclosure of confidential information. In addition, others may independently develop technology similar to ours, otherwise avoiding the confidentiality agreements, or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations.

We will rely upon licensed patents to protect our technology. We may be unable to obtain or protect such intellectual property rights, and we may be liable for infringing upon the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others with which we have entered into licensing agreements. We have exclusive licenses from TheraCour to novel technologies, proprietary technologies, and knowhow, some of which has been filed in patent applications, and we expect to file patents of our own in the coming years. There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

We do not believe that any of the drug candidates we are currently developing infringe upon the rights of any third parties nor are they infringed upon by third parties; however, there can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property, enter into royalty agreements, or redesign our drug candidates so as not to utilize this intellectual property, each of which may prove to be uneconomical or otherwise impossible. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology and the technology exclusively licensed from the TheraCour Pharma. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

Moreover, the cost to us of any litigation or other proceeding relating to technology we license and other intellectual property rights, even if resolved in our favor, could be substantial, and the litigation would divert our management’s efforts. Uncertainties resulting from the initiation and continuation of any litigation could limit our ability to continue our operations.

Other companies or organizations may assert patent rights that prevent us from developing and commercializing our drug candidates.

We are in a relatively new scientific field that has generated many different patent applications from organizations and individuals seeking to obtain important patents in the field. Because the field is so new, very few of these patent applications have been fully processed by government patent offices around the world, and there is a great deal of uncertainty about which patents will issue, when, to whom, and with what claims. It is possible that there will be significant litigation and other proceedings, such as interference proceedings in various patent offices, relating to patent rights in the field. Others may attempt to invalidate TheraCour’s patents or other intellectual property rights. Even if our rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of those intellectual property rights.

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

We are dependent upon TheraCour for the rights to develop the products we intend to sell and our license agreements with TheraCour require that TheraCour is the sole developer and supplier of our licensed products.

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

The Company does not hold the rights to any other patents nor does the Company conduct its own research and development to develop other products to manufacture and sell. In addition, TheraCour is the sole developer of our licensed products and we are required to pay TheraCour fess for indirect and direct costs incurred by TheraCour for its licensed products. Therefore, we are dependent upon TheraCour for all of our product development needs. If the Company’s Agreement with TheraCour is terminated, it is unlikely we will be able to commence revenue-generating operations or that the Company could continue operating at all.

The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

We rely on patent, trademark, trade secret and other intellectual property protection in the discovery, research and of our product candidates. In particular, patent protection is important in the development and eventual commercialization of our products and product candidates. Patents covering our products and product candidates normally provide market exclusivity, which is important in order for our products and product candidates to become profitable.

Certain of the patents, that comprise the intellectual property that we license, expire between 2020 and 2028. While we believe the patent holders may seek additional patent coverage that may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan and we currently do not have any products for sale. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

We lack suitable facilities for clinical testing; reliance on third parties.

The Company does not have facilities that could be used to conduct clinical testing. We expect to contract with third parties to conduct all clinical testing required to obtain approvals for any drugs that we might develop. We currently outsource all testing to a number of third parties in various collaborations and service contracts. Any of our collaborators or service providers may discontinue the service contract or collaboration. If this were to occur, then we would be required to modify our priorities and goals, obtain other collaborators or service providers to replace the ones we lose, or we may even be forced to abandon certain drug development programs. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our proposed products for regulatory approval, impair our ability to deliver our products on a timely basis, increase our costs, or otherwise impair our competitive position.

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

We may be unable to attract, retain, and motivate skilled personnel which will delay our product development programs and our research and development efforts.

Our success depends on our continued ability to attract, retain, and motivate highly qualified scientific personnel who must undergo extensive training to assist in our research programs. Competition for skilled and qualified personnel and academic and other research collaborations is intense. If we lose the services of personnel with the necessary skills, or if there are extensive delays in training such personnel, it could significantly impede the achievement of our research and development objectives. We are currently experiencing extreme staffing constraints as well as financing constraints that have already caused substantial delays and may continue to cause further delays in our estimated timelines, unless we are successful at raising additional funds and at attracting and retaining highly skilled employees with specific skill-sets. There can be no assurance that we will be able to raise sufficient funding or that even if we are able to raise funding on terms favorable to the Company, that we will be able to hire and retain such qualified employees, The inability to hire and retain these employees will significantly delay our objectives including filing an IND with the FDA.

We have no sales and marketing personnel.

We are an early stage development company with limited resources. We do not currently have any products available for sale, so have not secured sales and marketing staff at this early stage of operations. We cannot generate sales without a sales or marketing staff and we cannot guarantee we will be successful in developing one. Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third-party manufacturers fail to comply with manufacturing regulations.

Since we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize any of our product candidates to generate revenue until the appropriate regulatory authorities have reviewed and approved the marketing applications for the product candidates. We cannot ensure that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate that we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

We license our core technology from TheraCour. and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates

The Company has entered into Material License Agreements with TheraCour Pharma, Inc. (“TheraCour”) (an approximately 11.94% shareholder of the Company’s common stock) as of August 15, 2019, which is controlled by Anil Diwan, our founder, Executive Chairman and President. TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

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

If we determine to enter into R&D collaborations during the early phases of drug development, our success will in part depend on the performance of our research collaborators. We will not directly control the amount or timing of resources devoted by our research collaborators to activities related to our drug candidates. Our research collaborators may not commit sufficient resources to our programs. If any research collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to such collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestone or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

Manufacturers producing our drug candidates must follow current GMP regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the current GMP regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process and may delay our ability to receive FDA or foreign regulatory approval of our drug candidates and cause us to fall behind on our business objectives.

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

We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations. We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

The Company believes that its President, Anil Diwan, is critical to the success of the Company. The Company is a limited beneficiary of a certain amount of key man insurance for Anil Diwan that the Company maintains. However, there can be no assurances that the amount of the key man insurance coverage would be sufficient to provide replacement of this key officer for continuing the Company’s operations in a timely manner, should such an event arise.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of August 15, 2019 owned 11.94% of our Common Stock, and 2,000,000 shares of the Company’s Series A Preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

In addition, a former independent director, Dr. Milton Boniuk has dispositive power over 10,462,869 shares of common stock, and 337,000 shares of Series A preferred stock as of August 15, 2019.

The Company does not allow a conflicted shareholder, director, or executive officer to vote on matters wherein a conflict may be perceived. The conflicted person or entity is not allowed to nominate an alternate person to vote for them either. Other than this safeguard, the Company currently does not have any policy in place, should such a conflict arise.

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

While we have not yet received U.S. government funding, we hope to receive funding from the U.S. government for the development of our bio-defense drug candidates. Changes in government budgets and agendas, however, may result in future funding being decreased and de-prioritized, and government contracts typically contain provisions that permit cancellation in the event that funds are unavailable to the government agency. Furthermore, we cannot be certain of the timing of any future funding, and substantial delays or cancellations of funding could result from protests or challenges from third parties. If the U.S. government fails to continue to adequately fund R&D programs, we may be unable to generate sufficient revenues to continue operations. Similarly, if we develop a drug candidate that is approved by the FDA, but the U.S. government does not place sufficient orders for this drug, our future business may be harmed.

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

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral. BioCryst Pharmaceuticals, Inc. has achieved US FDA approval for IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of uncomplicated influenza. Peramivir is approved in Japan and had obtained emergency use authorization in the US. Its effectiveness during multiple clinical trials was found to be severely limited. Recently, a new drug, Xofluza (Baloxavir marboxil), developed by Shionogi, Inc., has been approved in Japan, and licensed in the US and the rest of the world by Genetech/Roche and is in fast track Phase 3 clinical trials under the US FDA. It is an influenza viral endonuclease PA inhibitor. Other drugs in this class are in clinical trials. So are drugs targeting the m7G cap-snatching activity (PB2) of influenza virus such as VX787, and antibodies. Several H5N1 bird flu, and influenza novelH1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations, many of which have greater market presence and resources than we do. Many biopharmaceutical companies have focused their development efforts in the human therapeutics area, including cancer. Many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or made commercial arrangements with other biopharmaceutical companies. These companies, as well as academic institutions, government agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on the continuing availability of capital to us.

We are aware of numerous products under development or manufactured by competitors that are used for the prevention or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that potentially directly compete with our drug candidates even though their approach to such treatment is different.

We hope that our drug candidates under development and in clinical trials will address major markets within the anti-viral sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drugs or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs, complete pre-clinical testing, clinical trials, approval processes and supply commercial quantities to market are important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

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

As of September 25, 2013, our common stock became listed on the NYSE MKT (now known as “NYSE American”), a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share,” fail to meet stockholders equity requirements, or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE American may issue anon-compliance letter or initiate delisting proceedings. If our securities are delisted from trading on the NYSE American and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

Our Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or might eliminate our profitability.

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

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our Common Stock has fluctuated greatly. If, the market price of the Common Stock is less than $5.00 per share and the Common Stock does not fall within any exemption, it therefore may be designated as a “penny stock” according to Commission rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

At August 15, 2019, shareholders of the Company held 26.115,499 shares of restricted stock, or approximately 34% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company’s continued viability depends on its ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the best interest of the Company to develop new services or products. In any such case additional financing is required for the Company to meet its operational requirements. There can be no assurances that the Company will be able to obtain such financing on terms acceptable to the Company and at times required by the Company, if at all. In such event, the Company may be required to materially alter its business plan or curtail all or a part of its operational plans as detailed further in Management’s Discussion and Analysis in this prospectus. The sale or the proposed sale of substantial amounts of our common stock in the public markets may adversely affect the market price of our common stock and our stock price may decline substantially. In the event that the Company is unable to raise or borrow additional funds, the Company may be required to curtail significantly its operational plans as further detailed in Requirements for Additional Capital in the Management’s Discussion and Analysis of this prospectus.

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of August 15, 2019, we had 76,898,295 shares of common stock outstanding, 7,963,113 warrants convertible to 7,963,113 shares of common stock and 5,114,044 shares of Series A preferred stock convertible into 17,899,154 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of August 15, 2019, 26,115,499 of 76,898,295 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 5,114,044 shares of Series A Preferred Stock are restricted and convertible into 17,899,154 shares of common stock only in the event of a Change of Control of the Company.

Approximately 5,856,410 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The costs associated with these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Historically, we have maintained a small accounting staff, but in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant additional resources and management oversight will be required. This includes, among other things, activities necessary for supporting our independent public auditors. This effort may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial persons with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion.

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

We subcontract the laboratory research and development work to TheraCour under the License Agreement with TheraCour. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

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

Quarter ended	Low price	High price

June 30, 2019	$.22	$.31
March 31, 2019	$.20	$.68
December 31, 2018	$.20	$.40
September 30, 2018	$.25	$.50

June 30, 2018	$.36	$.86
March 31, 2018	$.80	$1.08
December 31, 2017	$.87	$1.23
September 30, 2017	$.94	$1.64

Number of Shareholders.

As of June 30, 2019, a total of 76,898,295 shares of the Company’s common stock are outstanding and held by 154 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, approximately 50,785,000 shares are unrestricted, of which, approximately 2,120,010 shares are held by affiliates, 5,856,410 shares are restricted securities held by non-affiliates, and the remaining approximate 20,259,000, shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2019, there were approximately 7,963,000 warrants to purchase the Company’s Common Stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

The NanoViricides, Inc. Executive Equity Incentive Plan (the “2018 Plan”) was adopted to assist the Company in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us, by enabling such persons to acquire or increase a proprietary interest in the Company. The 2018 Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, reload options, and other stock-based awards. Performance awards may be based on the achievement of certain business or personal criteria or goals, as determined by the Committee. The total number of shares of our Common Stock that may be subject to the granting of awards under our 2018 Plan is equal to 5,000,000 shares and 2,000,000 shares of our Series A Preferred Stock. To date, no shares of Common Stock or Series A Preferred Stock have been issued under the 2018 Plan.

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

Fiscal Year Ended June 30, 2019 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 525,000 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $189,040 for the year ended June 30, 2019. The balance of $371,650 will be recognized as the shares vest and service is rendered.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 300,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $0.41 of the Common Stock on September 1, 2018 (“Effective Date”). The options shall vest in three, equal, annual installments commencing on the effective date. The grant date fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for the year ended June 30, 2019. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. for personal reasons. All unvested options were forfeited.

For the year ended June 30, 2019, the Scientific Advisory Board was granted fully vested warrants to purchase 45,728 shares of common stock at exercise prices between $0.30- $0.47 per share expiring in the fiscal year ending June 30, 2023.  These warrants were valued at $5,475 and recorded as consulting expense.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), for a registered direct offering of 6,944,446 shares of Common Stock at the purchase price of $0.36 per share for an aggregate of $2,500,000.

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

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 57,650 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $48,828, which is the fair value at date of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $28,572 which was the fair value on the date of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 564,189 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $208,960, which was the fair value at the dates of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 146,490 fully vested shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

Thus far, the Company has used a portion of the net proceeds of the past offering, and intends to use the balance, for research and development and working capital.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below are for each fiscal year in the five-year period ended June 30, 2019. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Year Ended June 30,
	2019	2018	2017	2016	2015

Operating expenses:

Research and development	$5,921,720	$5,913,720	$6,565,966	$5,028,970	$3,660,322

General and administrative	2,737,962	3,411,449	3,034,758	3,830,531	3,402,778

Total operating expenses	8,659,682	9,325,169	9,600,724	8,859,501	7,063,100

Loss from operations	(8,659,682)	(9,325,169)	(9,600,724)	(8,859,501)	(7,063,100)

Other income (expense):
Interest income	55,497	100,429	60,955	62,638	160,859
Interest expense on convertible debentures	—	(185,274)	(780,767)	(1,042,470)	(2,649,592)
Loss on extinguishment of debt	—	(1,348,247)	(332,524)	-	-
Discount on convertible debentures	—	(359,214)	(1,347,748)	(1,427,218)	(1,175,344)
Change in fair value of derivatives	179,745	2,554,020	1,696,318	541,922	8,529,005

Other income (expense), net	235,242	761,714	(703,766)	(1,865,128)	4,864,928
Loss before income tax provision	(8,424,440)	(8,563,455)	(10,304,490)	(10,724,629)	(2,198,172)
Income tax provision	-	-	-	-	-
Net loss	$(8,424,440)	$(8,563,455)	$(10,304,490)	$(10,724,629)	$(2,198,172)
NET LOSS PER COMMON SHARE-
- Basic	$(0.12)	$(0.13)	$(0.17)	$(0.19)	$(0.04)
- Diluted	$(0.12)	$(0.13)	$(0.17)	$(0.19)	$(0.09)
Weighted average common shares outstanding
- Basic	71,801,396	64,920,856	60,102,855	57,669,472	56,553,848
- Diluted	71,801,396	64,920,856	60,102,855	57,699,472	59,220,515

Balance Sheets Data:

	As of June 30,
	2019	2018	2017	2016	2015

Cash and cash equivalents	$2,555,207	$7,081,771	$15,099,461	$24,162,185	$31,467,748
Working capital	(22,732)	6,440,080	10,624,109	17,637,629	31,081,278
Total assets	13,448,513	18,546,212	27,002,814	36,633,418	44,187,089

Long-term liabilities	-	-	2,015,354	6,841,190	11,800,327
Accumulated deficit	(92,116,586)	(83,692,146)	(75,128,691)	(64,824,201)	(54,099,572)
Stockholders’ equity	10,600,360	17,664,264	20,321,942	23,048,214	31,785,867

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. At present, the Company has a license for herpes simplex virus areas, but not for the non-simplex human herpes viruses that include VZV. The Company and TheraCour have signed a Memorandum of Understanding governing the general terms of a license for VZV drug development in February 2019. The definitive agreement is currently being negotiated between the parties.

The Company discloses the risk that while we are working with the assumption that we will be able to come to mutually agreeable terms for an additional license for the VZV area with TheraCour. However, there can be no assurance that the Company will be able to enter into an agreement with TheraCour for such license or that the agreement will be on terms that are favorable to the Company. The Company may want to add further virus types to its drug pipeline as the Company progresses further. The Company would then need to negotiate with TheraCour appropriate license agreements to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials. The Company may manufacture these drugs itself, or under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the Company may pursue. The Company has received significant interest from certain pharmaceutical companies for potential licensing or co-development of some of our drug candidates. However, none of these distributor or co-development agreements is in place at the current time.

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

As of June 30, 2019, the end of the reporting period, we have $2,555,207 in cash and cash equivalents, prepaid expenses of $270,214 and $10,227,247 of property and equipment, net of accumulated depreciation. Our liabilities are $2,848,153 with $1,645,606 attributable to derivative liabilities of warrants issued simultaneously with the registered direct offering on February 27, 2019, and accounts payable of $309,893 payable to third parties and accounts payable to TheraCour of $823,783 of which $300,000 of such accounts payable is deferred until the filing of an IND. Stockholders’ equity was $10,600,360 at June 30, 2019. In comparison, as of June 30, 2018, we had $7,081,771 in cash and cash equivalents, and additional assets of $240,257 in the form of prepaid expenses. Property and equipment was $10,841,093, net of accumulated depreciation. Our liabilities were $881,948 with $298,092 attributable to derivative liabilities of warrants. Stockholders’ equity was $17,664,264.

During the reporting period we spent approximately $6.8 million in cash toward operating activities and approximately $74,000 in capital investment. In contrast, we spent approximately $7.8 million in cash toward operating activities and approximately $242,000 in capital investment in the year ended June 30, 2018. We do not anticipate any major capital costs going forward in the near future.

As of June 30, 2019, we have a cash and cash equivalent balance of $2,555,207 that is expected to be insufficient to fund our currently budgeted operations for approximately one year from the filing of the Company’s Form 10K without additional funding through the capital or credit markets. The Company believes that it will need to raise additional funds in the capital markets to continue its operations through August, 2020. If the Company is unable to obtain debt or equity financing to meet its cash needs in the future it may have to severely limit its business plan by reducing the funds it plans to expend on pre-clinical studies and clinical trials, and/or research and development projects.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $92,116,586 at June 30, 2019. For the year ended June 30, 2019, the Company had a net loss of $8,424,440. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2019, 2018 and 2017.

Comparison of the Year End June 30, 2019 to the Year Ended June 30, 2018

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2019 increased $8,000 to $5,921,720 from $5,913,720 for the year ended June 30, 2018. This year-to-year increase is generally attributable to an increase in lab supplies and chemicals, and a decrease in employee compensation expenses offset by increases in lab fees for pre IND studies. General and administrative expenses decreased $673,487 to $2,737,962 for the year ended June 30, 2019 from $3,411,449 for the year ended June 30, 2018. The decrease in general and administrative expenses is generally attributable to a decrease in salary and stock compensation paid to retired executive officers and to employees other than research scientists, a decrease in consultants costs unrelated to research and development offset by an increase in legal, and professional expenses.

Other Income (Expenses) - Interest income was $55,497 and $100,429 for the years ended June 30, 2019, and 2018, respectively. Interest income included interest on cash or cash equivalent deposits in interest-bearing account. Interest income decreased due to a decrease in deposits. The Company has incurred interest expense of $0 and $185,274 for the years ended June 30, 2019 and June 30, 2018, respectively. The decrease was due to the redemption of the Series B Debentures at maturity, and the Series C Debentures pursuant to a redemption agreement. The Company amortized the discount on its Series B and Series C Debenture, which were calculated at issuance. The Company recognized an amortization of bond discount expense of $0 and $359,214 for the years ended June 30, 2019 and 2018, respectively.

Change in fair value of derivative - Change in fair value of derivative for the year ended June 30, 2019 decreased $2,374,275 to $179.745 from $2,554,020 for the year ended June 30, 2018. The decrease was due to the reduction of the fair value of derivative liability in the fiscal year ending June 30, 2018 of the obligation to issue shares related to the redemption of the Company’s Series C Convertible Debenture of $819,994, a change of the fair value of the derivative liability of the Series C Convertible Debenture, and a change of the fair value in the derivative liabilities of the Company’s warrants expiring September 12, 2018 and January 14, 2019. For the year ended June 30, 2019, the change in the fair value of derivative liabilities was calculated primarily on the change in fair value of 5.5 year warrants issued on February 27, 2019.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2019, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $34,157,707. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2019, the Company had a net loss of $8,424,440, or a basic and fully diluted loss per share of $0.12 compared to a net loss of $8,563,455, or a basic and fully diluted loss per share of $0.13 for the year ended June 30, 2018. The decrease in the Company’s net loss for the year ended June 30, 2019 from the year ended June 30, 2018 of $139,015 is generally attributable to the decrease in general and administrative expenses, decreases in interest expenses, and discount on convertible debentures, offset by the net of a Loss on extinguishment of debt and change in fair value of derivatives for the year ended June 30, 2018.

Comparison of the Year End June 30, 2018 to the Year Ended June 30, 2017

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2018 decreased $652,246 to $5,913,720 from $6,565,966 for the year ended June 30, 2017. This year-to-year decrease is generally attributable to a decrease in stock compensation to research scientists including Dr. Anil Diwan and to reduced staffing that also led to reduced expense in chemicals and supplies.

General and Administrative Expenses - General and administrative expenses increased $376,691 to $3,411,449 for the year ended June 30, 2018 from $3,034,758 for the year ended June 30, 2017. The increase in general and administrative expenses is generally attributable to recognition of stock and cash compensation paid to Dr. Seymour upon his resignation and an increase in legal, professional and consultant costs.

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

Net Loss - For the year ended June 30, 2018, the Company had a net loss of $8,563,455, or a basic and fully diluted loss per share of $0.13 compared to a net loss of $10,304,490, or a basic and fully diluted loss per share of $0.17 for the year ended June 30, 2017. The decrease in the Company’s net loss from the year ended June 30, 2017 to the year ended June 30, 2018 of $1,741,035 is generally attributable to the larger gain resulting from the change in fair value of derivatives, lower discount on convertible debenture expense, and interest expense partially offset by a loss on extinguishment of debt of $1,347,748.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $2,555,207 and $7,081,771 as of June 30, 2019 and 2018, respectively. On the same dates, current liabilities outstanding totaled $2,848,153 and $881,948, respectively. As of June 30, 2019 and 2018, the derivative liability associated with its outstanding warrants was reported as a current liability of $1,645,606 and $298,092, respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $92,116,586 and $83,692,146 at June 30, 2019 and 2018, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the recoverability and classifications of assets carrying amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. Accordingly, we need to raise additional capital and are exploring potential transactions to improve our capital position. Unless we are able to generate additional capital or secure financing from other transactions, our current cash resources will only satisfy our working capital needs for a limited period of time.

The Company is exploring potential transactions to raise additional cash in the capital markets and support current budgeted operations through August, 2020. The Company has made several adjustments to the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely taking the shingles drug candidate against VZV into human clinical trials. However, the Company does not believe that it currently lacks sufficient funds to allow for the ensuing costs of the external advanced IND-enabling studies of this drug candidate. Management has considered several options for financing the net working capital deficit as well as to obtain additional funds that will be needed for future human clinical trials. The Company has received interest from public capital market investors with various financial instruments being proposed to us, that we believe are more than sufficient to cover the working capital deficit and to enable the Company to continue as a going concern. Currently, we do not have any definitive agreements with any third-party for such transactions and there can be no assurance; however, that we will be successful in raising additional capital or securing financing when needed on terms satisfactory to the Company. Additionally, TheraCour had agreed to defer $25,000 per month of development fees for twelve months, through June 30, 2019. Repayment has been deferred until the filing of an IND with the FDA.

In addition, the Company believes that it has several important milestones that it will be achieving in the ensuing year. In brief, these include the declaration of a final clinical candidate for its lead drug indication, achieving successful cGMP-like production of the drug as required for the ensuing “Tox Package” studies, initiation and completion of the Tox Package studies, a “Pre-IND” meeting with the FDA, filing of an IND, and the beginning of initial human clinical trials. In general, as a pharmaceutical company achieves these milestones, its risk-profile with investors improves, allowing appreciation in the stock price, in the market capitalization, as well as in the trading volumes. Management believes that as it achieves these milestones, the Company would experience substantial improvement in the liquidity of the Company’s stock and would significantly improve the Company’s ability to raise funds on the public markets at terms that may be substantially superior to the terms we are offered at present.

As of June 30, 2019, we had a cash and cash equivalent balance of $2,555,207 that is expected to be insufficient to fund our currently budgeted operations for approximately one year from the filing of the Company’s Form 10K without additional funding through the capital or credit markets. The Company believes that it will need to raise additional funds in the capital markets to continue its operations through August, 2020. If the Company is unable to obtain debt or equity financing to meet its cash needs, it may have to severely limit its business plan by reducing the funds it hopes to expend on pre-clinical studies and trials, and/or research and development projects, any of which would have a material adverse effect on our business, financial condition and results of operations.

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

Table 4: R&D Cost Allocations

	Year Ended June 30, 2019	Year Ended June 30, 2018	Year Ended June 30, 2017
HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2). Also: VZV. Indications: Cold Sores, Genital Ulcers, Shingles, and ARN	$5,601,720	$5,723,720	$4,976,266
All Influenzas: FluCide™	150,000	150,000	150,000
HIV-Cide™	20,000	20,000	100,000
EKC-Cide™, other Eye Viral Infections	0	0,	540,000
Dengue	0	0	50,000
Other (Ebola, and other projects)	0	0	50,000
Unallocated stock compensation	150,000	200,000	789,700
Total	$5,921,720	$5,913,720	$6,565,966

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

Financings

On February 27, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors, for a registered direct offering of 6,944,446 shares of common stock at the purchase price of $0.36 per share for an aggregate of $2,500,000.

The Company had no revenues in the reported time period. Thus the Company’s operating expenditures were supported from cash in hand, net proceeds from the registered direct offering of the Company’s shares of common stock, and using stock-based compensation where appropriate.

Requirement for Additional Capital

As of June 30, 2019, we have a cash and cash equivalent balance of $2,555,207 that is expected to be insufficient to fund our currently budgeted operations for approximately one year from the filing of the Company’s Form 10K without additional funding through the capital or credit markets. The Company believes that it will need to raise additional funds in the capital markets to continue its operations through August, 2020.

The Company believes that our cash and cash equivalent balance and the estimated proceeds from potential capital market transactions we are considering (of which there can be no assurance) will provide sufficient funds for us to continue our operations through August, 2020 and to be able to advance at least one of its drug candidates into IND stage with the available cash. The Company estimates that it will need additional funding to continue further development of its drug candidates through human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding, such as Big pharma.

Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $7 million for the next 12 months, of which approximately $5.0 million is expected to go towards research and development for our drug candidates, including IND-enabling studies of one of our lead drug candidates, namely Skin Cream for Topical Treatment of Shingles, and approximately $2.0 million is budgeted for general and administrative expenses.

Thereafter, we estimate that beyond the current budgetary one year period ending August, 2020, over the following two years for human clinical development of the Skin Cream for Topical Treatment of Shingles, we may need approximately an additional $21 million. The additional funds will be needed to pay additional personnel, increased subcontract costs related to the expansion and further development of our drug pipeline, for human clinical trials, and for additional capital and operational expenditures. Further, we anticipate incurring additional capital costs over this period for further improvements at our 1 Controls Drive, Shelton, CT facility.

These anticipated additional expenses for the two-year period commencing September 1, 2020 can be summarized as follows:

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

4. Clinical Trial Manufactured Batch of Drug Product approximately $2,000,000 for Phase 2a for the first HerpeCide program drug candidate. The clinical trial manufacturing batch cost for the drug product supply for Phase 1, and prior to that, the drug product supply for Tox Package studies, are already accounted for in the budgeted expenditures prior to September 30, 2019.

5.  Clinical Trials Costs budgeted at $5,000,000 for the Skin Cream for Shingles and an additional $5,000,000 costs for clinical trials that are expected to extend beyond the above 24-month timeframe, as follows:

5a. When and if we initiate human clinical trials for a Topical HerpeCide, we anticipate approximately $1 million total costs for the Phase I clinical trials (which is now included in the budgeted R&D expenditures leading up to September 30, 2019), and approximately $2 million for the Phase II (study in recruited patients presenting with disease) clinical trials. In a subsequent year, if Phase I and Phase II are successful, we anticipate approximately $10 million for Phase III human clinical trials. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that Topical HerpeCide is highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

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

We have to raise additional funds to take one of the eight Topical HerpeCide drug candidate indications into an IND application stage. Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2019.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for the Company in the first quarter of fiscal year 2020. The Company does not expect that the adoption of this ASU will have a significant impact on its financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for annual and interim periods beginning December 15, 2018, and early adoption is permitted, including adoption in an interim. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of retaining earnings in the fiscal year and interim period adoption. The Company has adopted ASU 2017-11 retrospectively as of January 1, 2019. The adoption of this ASU did not have any impact on the financial statements.

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

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 because of material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2019, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019 due to the material weaknesses described below.

Management did not maintain effective procedures in the areas of review of the 10-K, and review of third party valuation reports and income taxes. These material weaknesses resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Specifically,

•	The Company has established procedures for thorough review by management, on a timely basis, of Form 10-K and other filings.. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must continue to reinforce additional procedures ensuring that Form 10-K as well as other required filings are done on a timely and accurate basis.

•	Management, on an ongoing basis, reviews all information available to them from the outside consultant’s valuation reports, which included all external models, however, all internal inputs of the consultants’ model were not available to management and were not verified by the management. Management has established a more thorough review process to insure that the financial information is accurate and free from misstatement. Such processes, include review of all identifiable inputs of the models used by the consultants.

Remediation Plan

We are remediating the material weaknesses by, among other things, implementing a process of enhanced review of all financial transactions including engagement of outside specialists to evaluate our financial transactions as they arise. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight.

The Company has engaged outside tax counsel to assist in the preparation of the Company’s tax provisions and Company personnel in preparing the Company’s income tax provision footnote.

The Company will establish a financial reporting controls committee comprised of members of senior management and a member of the Audit Committee of the Board of Directors. The committee will provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of the aforesaid material weakness and identifying and testing for potential internal control weakness in the financial reporting process to assure reliability and accuracy.

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

Other than was described above, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) under the captions “Election of Directors,” “Board of Directors Meetings and Committees of the Board,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” or in a Form 10-K/A and is incorporated herein by reference.

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of our Code of Business Conduct and Ethics will be provided free of charge upon request to: Secretary, NanoViricides, Inc., 1 Controls Drive, Shelton CT 06484. Amendments to the Code of Ethics and any grant of a waiver from a provision of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be incorporated by reference from the information under the caption “Compensation of Named Executive Officers” contained in our 2019 Proxy Statement or in a Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The information required by this item will be incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our 2019 Proxy Statement or in a Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our 2019 Proxy Statement or in a Form 10-K/A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference from the information under the captions “Audit Fees”, “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Pre-Approval Policies and Procedures” contained in our 2019 Proxy Statement or in a Form 10-K/A.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2019

NANOVIRICIDES, INC.

/s/ Anil Diwan, PhD
Name: Anil R. Diwan, PhD.
Title: President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

August 23, 2019	/s/ Anil Diwan, PhD
Name: Anil Diwan, PhD
Title: President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

August 23, 2019	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

August 23, 2019	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

August 23, 2019	/s/ James Sapirstein
Name: James Sapirstein
Title: Director

August 23, 2019	/s/ Mark Day
Name: Mark Day
Title: Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the "Company") as of June 30, 2019 and 2018, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP
Iselin, New Jersey
August 23, 2019

NanoViricides, Inc.

Balance Sheets

	June 30, 2019	June 30, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,555,207	$7,081,771
Prepaid expenses	270,214	240,257
Total Current Assets	2,825,421	7,322,028

PROPERTY AND EQUIPMENT
Property and equipment	14,092,177	14,018,383
Accumulated depreciation	(3,864,930)	(3,177,290)
Property and equipment, net	10,227,247	10,841,093

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(92,296)	(84,025)
Trademark and patents, net	366,658	374,929

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	25,672	4,647
Other Assets	29,187	8,162
Total Assets	$13,448,513	$18,546,212

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$309,893	$223,339
Accounts payable – related parties	823,783	107,468
Derivative liability – warrants	1,645,606	298,092
Accrued expenses	68,871	253,049
Total Current Liabilities	2,848,153	881,948

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $0.001 par value, 8,500,000 shares designated, 5,114,044 and 4,531,394 shares issued and outstanding, at June 30, 2019 and 2018, respectively	5,114	4,531
Common stock, $0.001 par value; 150,000,000 shares authorized, 76,898,295, and 69,171,740 shares issued and outstanding at June 30, 2019 and 2018, respectively	76,898	69,172
Additional paid-in capital	102,634,934	101,282,707
Accumulated deficit	(92,116,586)	(83,692,146)
Total Stockholders' Equity	10,600,360	17,664,264
Total Liabilities and Stockholders' Equity	$13,448,513	$18,546,212

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2019	2018	2017

OPERATING EXPENSES
Research and development	$5,921,720	$5,913,720	$6,565,966
General and administrative	2,737,962	3,411,449	3,034,758

Total operating expenses	8,659,682	9,325,169	9,600,724

LOSS FROM OPERATIONS	(8,659,682)	(9,325,169)	(9,600,724)

OTHER INCOME (EXPENSE):
Interest income	55,497	100,429	60,955
Interest expense on convertible debentures	-	(185,274)	(780,767)
Loss on extinguishment of debt	-	(1,348,247)	(332,524)
Discount on convertible debentures	-	(359,214)	(1,347,748)
Change in fair value of derivatives	179,745	2,554,020	1,696,318

Other income (expense), net	235,242	761,714	(703,766)
LOSS BEFORE INCOME TAX PROVISION	(8,424,440)	(8,563,455)	(10,304,490)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(8,424,440)	$(8,563,455)	$(10,304,490)

Net loss per common share- basic and diluted	$(0.12)	$(0.13)	$(0.17)
Weighted average common shares – basic and diluted	71,801,396	64,920,856	60,102,855

 See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the Period from July 1, 2016 through June 30, 2019

	Series A Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2016	4,091,094	$4,091	58,179,699	$58,181	$87,810,143	$(64,824,201)	$23,048,214

Series A Preferred stock issued for employee stock compensation	257,650	258	-	-	1,271,852	-	1,272,110
Common stock issued for consulting and legal services rendered	-	-	164,465	164	201,149	-	201,313
Warrants issued to Scientific Advisory Board	-	-	-	-	37,948	-	37,948
Common stock issued for employee compensation	-	-	71,430	71	82,074	-	82,145
Common stock issued for Series B debentures	-	-	4,335,386	4,335	5,328,189	-	5,332,524
Common stock issued for debenture interest	-	-	521,861	522	606,656	-	607,178
Common stock issued for Directors fees	-	-	33,933	34	44,966	-	45,000
Net loss	-	-	-	-	-	(10,304,490)	(10,304,490)

Balance, June 30, 2017	4,348,744	$4,349	63,306,774	$63,307	$95,382,977	$(75,128,691)	$20,321,942

Series A Preferred stock issued for employee stock compensation	57,650	57	-	-	524,201	-	524,258
Series A Preferred stock forfeited in Separation Agreement	(25,000)	(25)	-	-	25	-	-
Series A Preferred stock issued for Series C debenture	150,000	150	-	-	314,193		314,343
Common stock issued for consulting and legal services rendered	-	-	243,759	244	155,946	-	156,190
Warrants issued to Scientific Advisory Board	-	-	-	-	16,770	-	16,770
Warrants issued as severance payment	-	-	-	-	53,500	-	53,500
Common stock issued for employee compensation	-	-	71,430	71	65,645	-	65,716
Common stock issued for Series C debenture	-	-	5,500,000	5,500	4,724,500	-	4,730,000
Common stock issued for Directors fees	-	-	49,777	50	44,950	-	45,000
Net loss	-	-	-	-	-	(8,563,455)	(8,563,455)

Balance, June 30, 2018	4,531,394	$4,531	69,171,740	$69,172	$101,282,707	$(83,692,146)	$17,664,264

Series A Preferred stock issued for employee stock compensation	582,650	583	-	-	237,285	-	237,868
Net proceeds from issuance of common stock in connection with equity financing	-		6,944,446	6,944	815,797	-	822,741
Options issued for employee compensation	-	-	-	-	11,920		11,920
Common stock issued for consulting and legal services rendered	-	-	564,189	565	208,395	-	208,960
Warrants issued to Scientific Advisory Board	-	-	-	-	5,475	-	5,475
Common stock issued for employee compensation	-	-	71,430	71	28,501	-	28,572
Common stock issued for Directors fees	-	-	146,490	146	44,854	-	45,000
Net loss	-	-	-	-	-	(8,424,440)	(8,424,440)

Balance, June 30, 2019	5,114,044	$5,144	76,898,295	$76,898	$102,634,934	$(92,116,586)	$10,600,360

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,424,440)	$(8,563,455)	$(10,304,490)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	237,868	524,258	1,272,110
Common shares issued as compensation and for services	282,532	266,906	328,458
Common shares issued for debenture interest	-	60,274	607,178
Options granted as compensation	11,920	-	-
Warrants granted to Scientific Advisory Board	5,475	16,770	37,948
Warrants granted for severance agreement	-	53,500	-
Depreciation	687,640	671,789	654,685
Amortization	8,271	8,269	8,269
Change in fair value of derivative liability	(179,745)	(2,554,020)	(1,696,318)
Amortization of debt discount convertible debentures	-	359,214	1,347,748
Loss on extinguishment of debt	-	1,348,247	332,524
Changes in operating assets and liabilities:
Prepaid expenses	(29,957)	(50,091)	29,292
Other long term assets	(21,025)	50,767	40,612
Accounts payable	86,554	87,553	39,262
Accounts payable - related parties	716,315	(233,227)	(426,759)
Accrued expenses	(184,178)	219,045	(1,598)
Deferred interest payable	-	(41,667)	(166,667)

NET CASH USED IN OPERATING ACTIVITIES	(6,802,770)	(7,775,868)	(7,897,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73,794)	(241,822)	(164,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,350,000	-	-
Repayment of Series B Debentures payable	-	-	(1,000,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,350,000	-	(1,000,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,526,564)	(8,017,690)	(9,062,724)

Cash and cash equivalents at beginning of period	7,081,771	15,099,461	24,162,185

Cash and cash equivalents at end of period	$2,555,207	$7,081,771	$15,099,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$166,667	$173,589
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for debenture payment	$-	$4,605,000	$5,000,000
Common stock issued for deferred interest	$-	$125,000	$-
Series A Preferred stock issued for Series C debenture	$-	$314,343	$-
Stock warrants classified as a liability issued in connection with registered direct offering	$1,527,259

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2019, 2018 and 2017

Notes to the Financial Statements

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a nano-biopharmaceutical research and development company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology. NanoViricides is also unique in the bio-pharma field in that it possesses its own state of the art facilities for the design, synthesis, analysis and characterization of the nanomedicines that we develop, as well as for production scale-up, and c-GMP-like production in quantities needed for human clinical trials, where our design, development, and production work is performed. The biological studies such as the effectiveness, safety, bio-distribution and Pharmacokinetics/Pharmacodynamics on our drug candidates are performed by external collaborators and contract organizations.

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

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The first license agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.  We hold exclusive licenses for developing drugs against several different viruses from TheraCour, including HSV-1 and HSV-2. In addition, we and TheraCour have signed a Memorandum of understanding of the terms of a license for VZV (Shingles, Chicken pox virus) from TheraCour.

Note 2 – Liquidity and Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2019 of approximately $92.1 million and a net loss of approximately $8.4 million and net cash used in operating activities of approximately $6.8 million for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2019, the Company had available cash and cash equivalents of approximately $2.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On February 27, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors, for a registered direct offering. The Company raised $2,500,000 less placement agents’ fees of $125,000 and placement agent legal fees of $25,000. See Note 9

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effect were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Years Ended
	June 30, 2019	June 30, 2018

Warrants	7,963,113	6,969,588
Options	100,000	-

Total	8,063,113	6,969,588

The Company has also issued 5,114,044 shares of Series A preferred stock to investors and others as of June 30, 2019. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2019, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 17,899,154 and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

The Series B Convertible Debentures were converted into common stock on February 8, 2017. Series C Convertible Debenture was redeemed for common stock effective November 13, 2017. The Series C Convertible Debenture was excluded from the loss per share calculation for the year ended June 30, 2018 because the impact was anti-dilutive. The Series B and Series C Convertible Debenture were excluded from the loss per share calculation for the year ended June 30, 2017 because the impact was anti-dilutive.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2019, 2018 and 2017.

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

The Series A preferred shares are not traded in any market. The assumptions used to determine the fair value of the Series A preferred shares issued as employee compensation are presented in Note 9 to the financial statements.

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

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company follows the provisions of “ASC 505 – Equity”, which accounts for equity instruments issued to parties other than employees for acquiring goods or services. Pursuant to ASC 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date at which a commitment for performance is reached. The assumptions used in determining the fair value of the Series A preferred shares are presented in Note 9 to the financial statements.

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

The fair value of share options and similar instruments is estimated on each measurement date using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected term of share options and similar instruments represents the contractual term of the instruments.

•	Expected volatility of the Company’s shares and the method used to estimate it; Expected volatility is based on the average historical volatility of the Company’s common stock over the contractual term of the option and similar instruments.

•	Expected annual rate of quarterly dividends; The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual term of the option and similar instruments.

•	Risk-free rate(s); The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual term of the option and similar instruments.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, commencing at the adoption date of the applicable accounting guidance, which resulted in no unrecognized tax benefits as of such date. Additionally, there have been no unrecognized tax benefits subsequent to adoption. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations. For the years ended June 30, 2019, 2018 and 2017 there was no such interest or penalty.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $1,086,880 and $1,034,258 of expenses for the years ended June 30, 2018 and 2017, respectively, related to the Company’s laboratory facilities from general and administrative expenses into research and development expenses for consistency with current year presentation.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting,” which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for the Company in the first quarter of fiscal year 2020, although early adoption is permitted. The Company does not expect the adoption of this ASU will have a significant impact on its financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11. “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU 2017-11”) ASU 2017-11 revises the guidance for instruments with down round features in Subtopic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in Subtopic 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities. ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted, including adoption in an interim period. ASU 2017-11 provides that upon adoption, an entity may apply this standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the opening balance of accumulated deficit in the fiscal year and interim period adoption. The Company has adopted ASU 2017-11 retrospectively as of January 1, 2019. The adoption of this ASU did not have any impact on its financial statements.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Anil R. Diwan	Chairman, President, acting CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by a significant stockholder

Milton Boniuk, MD	Director (retired July10, 2018) and significant stockholder

Property and Equipment

	For the Year Ended
	June 30, 2019	June 30, 2018	June 30, 2017
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$23,666	$30,321	$33,147

Accounts Payable Related Party

	As of
	June 30, 2019	June 30, 2018
Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company entered into an agreement with TheraCour for a waiver of the two months worth of prepaid balance advance of anticipated invoicing until the filing of an IND and the application of the current advance as a credit against open invoices. Additionally, TheraCour has agreed to defer $25,000 per month of development fees for twelve months beginning with July 2018 or until an IND filing by the Company. Accounts payable due TheraCour on the reporting date was	$823,783	$107,468

Research and Development Costs Paid to Related Party

	For the Year Ended
	June 30, 2019	June 30, 2018	June 30, 2017
Development fees and other costs charged by and paid to TheraCour pursuant to Exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2019, 2018 and 2017	$3,119,863	$3,176,977	$3,368,919

Debentures Payable to a Director

On November 13, 2017, the Company entered into a Debenture Redemption Agreement with an entity controlled by Dr. Milton Boniuk to redeem the Series C Debenture (See Note 7). The related shares were issued on March 21, 2018.

Debenture Interest Payable to a Director

Coupon interest expense on the $5,000,000 Series C Debenture paid to the Milton Boniuk IRA (the “Holder”) for the years ended June 30, 2019, 2018 and 2017 was $0, $185,274 and $500,000, respectively. The Series C Debenture was redeemed effective November 13, 2017. (See Note 7).

Coupon interest expense paid on the Series B Debentures to two holders controlled by Dr. Milton Boniuk for the years ended June 30, 2019, 2018 and 2017 was $0, $0 and $187,178, respectively. The Series B Debentures matured on February 1, 2017. (See Note 7).

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2019	June 30, 2018

GMP Facility	$8,020,471	$8,011,230

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,748,318	5,683,765

Total Property and Equipment	14,092,177	14,018,383

Less Accumulated Depreciation	(3,864,930)	(3,177,290)
Property and Equipment, Net	$10,227,247	$10,841,093

Depreciation expense for the years ended June 30, 2019, 2018 and 2017 was $687,640, $671,789 and $654,685, respectively.

Note 6 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2019	June 30, 2018

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(92,296)	(84,025)
Trademarks and Patents, Net	$366,658	$374,929

Amortization expense amounted to $8,271, $8,269, and $8,269 for the years ended June 30, 2019, 2018 and 2017, respectively.

The Company amortizes our trademarks and patents over their expected original useful lives of 17 years.

Amortization expense in future years is as follows:

Years ended June 30,

2020	$8,271
2021	8,271
2022	8,271
2023	8,271
2024	8,271
Thereafter	325,303
Total amortization	$366,658

Note 7 – Convertible Debentures and Derivatives

Debentures - Series B

The Company’s Series B Convertible Debentures, in the amount of $6 million, matured on January 31, 2017. For the year ended June 30, 2017, the Company paid a total of $173,589 of coupon interest to Holders in cash and two additional Holders of the Company’s Series B Convertible Debentures elected to receive $107,178 of their coupon interest payment in shares of the Company’s common stock.

The debt discount had been amortized to interest expense over the term of the debenture. The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” for the year ended June 30, 2017 in the amount of $525,263. The debenture contained embedded derivatives that were not clearly and closely related to the host instrument. The embedded derivatives were bifurcated from the host debt instrument and treated as a liability.

On February 8, 2017, the Company entered into agreements with certain holders (the “Holders”) of the Company’s Series B Convertible Debentures (the “Debentures”). The Company and the Holders agreed to extinguish an aggregate of $5,027,178 of principal and interest attributable to the Company’s Series B Debentures, which were payable on January 31, 2017 (the “Maturity Date”) by converting into 4,359,652 newly-issued, restricted shares (the “Conversion Shares”) of the Company’s common stock. The number of shares attributable to the principal being converted was determined by dividing the $5,000,000 principal by $1.1533, the volume weighted average price (“VWAP”) of the Company’s stock price for the period from December 15, 2016 to January 30, 2017. The $5,000,000 of principal and $27,178 of accrued interest were converted into 4,335,386 and 24,266 shares of common stock, respectively. The principal balance of $1,000,000 not converted was paid in cash on February 8, 2017. The Company recognized a non-cash loss on extinguishment of debt of $332,524 during the year ended June 30, 2017 on the extinguishment of the aforesaid principal attributable to the Series B Debentures into the Company’s common stock. The loss on extinguishment of debt resulted from the excess of the market value of the shares issued on February 8, 2017 of $1.23 per share or $5,332,524 in the aggregate, over the $5,000,000 face value of the debt extinguished.

Debenture - Series C

On July 2, 2014 (the “Closing Date”), the Company accepted a subscription in the amount of $5,000,000 for a 10% Coupon Series C Convertible Debenture (the “ Series C Debenture”) from the Milton Boniuk IRA, a trust controlled by a member of the Company’s Board of Directors, (the “Holder”). The Series C Debenture was due on June 30, 2018 (the “Maturity Date”) and was convertible, at the sole option of the Holder, into restricted shares of the Company’s common stock, par value $0.001 per share at the conversion price of $5.25 per share of common stock. The Series C Debenture bore interest at the coupon rate of ten percent (10%) per annum, computed on an annual basis of a 365 day year, payable in quarterly installments on March 31, June 30, September 30 and December 31 of each calendar year until the Maturity Date. In accordance with the debenture agreement, the interest for the initial year of the debenture for a total of $500,000 was deferred, to be paid over the remainder of the term at $166,667 per year. The Holder at its option may choose to receive such coupon interest payment in shares of common stock calculated using the average of the open and close prices of the Company’s common stock on the date such interest payment was due.

The Series C Debenture was redeemed on November 13, 2017. For the year ended June 30, 2018, the Holder elected to receive $60,274 (through November 13, 2017) of its coupon interest payment and $125,000 of deferred interest payment in common stock of the Company and $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash. For the year ended June 30, 2017, the Holder elected to receive $375,000 of its coupon interest payment, and $125,000 of deferred interest payment in common stock of the Company and $125,000 of its coupon interest payment and $41,667 of its deferred interest payment in cash.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Debenture, the Company issued 187,000 shares of its Series A Convertible Preferred Stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A Convertible Preferred Stock is classified as equity, the proceeds allocated to the Preferred Stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the  Series C Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount was amortized over the actual term of the  Series C Debenture using the effective interest method.

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $359,214, and $822,485 for the years ended June 30, 2018 and 2017, respectively.

The Holder of the Series C Debenture and the Company agreed on November 13, 2017 that the Series C Debenture would be redeemed for the Company’s common stock, as described further below. The Holder waived all early redemption payments provided for in the Series C Debenture in consideration for 150,000 shares of the Company’s Series A preferred shares.

The following represents the balance of the Debenture payable – Series C, net of discount at November 13, 2017. The debt discount has been amortized to interest expense over the actual term of the debenture.

November 13, 2017

Proceeds	$5,000.000
Debt Discount:
Series A Preferred	(1,152,297)
Embedded derivative	(1,879,428)
1,968,275

Accumulated amortization of debt discount	2,347,092

Debenture payable - Series C, net	$4,315,367

The Company used a lattice model that valued the compound embedded derivatives of the Series C Debenture based on a probability weighted discounted cash flow model at November 13, 2017.

The following assumptions were used for the valuation of the compound embedded derivative at November 13, 2017:

•	The balance of the Series C Debenture as of November 13, 2017 is $5,000,000;

•	The underlying stock price was used as the fair value of the common stock; The stock price decreased to $1.00 at November 13, 2017 from $1.35 at June 30, 2017, with lower projected annual volatility. The warrant value with the $6.05 exercise price decreased due to the decreasing term remaining;

•	The projected annual volatility was based on the Company historical volatility:

•	An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 10%;

•	The Holder would automatically convert the interest if the Company was not in default and its share value was equivalent to the cash value;

•	The Holder would automatically convert the debenture at maturity if the registration was effective and the Company was not in default.

•	The weighted cost of capital discount rate (based on the market value of the transaction at issuance) adjusted for changes in the risk free rate is 21.99%.

•	Even though the shares are restricted the underlying assumption is that any restriction on resale will be removed either through registration or the passage of time at the time of issuance.

The fair value of the compound embedded derivatives of the Series C Debenture at November 13, 2017 was $15,449.

The Company’s Series C Debenture in the amount of $5,000,000 was due to mature on June 30, 2018. On November 13, 2017, the Company entered into a Debenture Redemption Agreement (the “Agreement”) with the Holder, to redeem (the “Redemption”) its $5,000,000 Series C Debenture for an aggregate of 5,500,000 shares of the Company’s $0.001 par value common stock (“Purchase Price”) comprising 5,000,000 shares for the principal of the Series C Debenture and 500,000 shares for unpaid coupon interest from October 1, 2017 through June 30, 2018. The unpaid interest included $60,274 of accrued interest through November 13, 2017, $314,726 in coupon interest through June 30, 2018 and $125,000 of unpaid deferred interest. The price per share was equal to the closing price of the Company’s common stock on Friday, November 10, 2017 of one ($1.00) dollar per share. The Holder waived all early redemption penalty payments provided for in the  Series C Debenture for consideration of 150,000 shares of the Company’s $0.001 par value Series A preferred stock. The Company did not incur placement agent fees in redemption of the Series C Debenture. The Company recognized a non-cash loss on extinguishment of debt of $1,348,247 on the extinguishment of the aforesaid principal attributable to the Series C Debenture into the Company’s common and preferred stock. The loss on extinguishment arises from, the obligation to issue 150,000 shares of the Company’s Series A preferred shares with a fair value of $364,337, as of November 13, 2017, obligation to issue 314,726 shares of the Company’s $0.001 par value common stock with a fair value of $314,726 as of November 13, 2017, in consideration of Series C Debenture coupon interest from the redemption date through June 30, 2018, and unamortized discount of $684,633 as of the redemption date, offset by the derivative liability of ($15,449) as of the redemption date.

Pursuant to the Agreement for the Company’s Series C Debenture, the Company issued 5,500,000 shares of its registered common stock from its shelf registration and 150,000 shares of its Series A preferred stock upon receiving consent to issue the shares pursuant to New York Stock Exchange (“NYSE”) regulations. The Company submitted a request for authorization to issue the common stock and Series A preferred shares to the NYSE, which was authorized on March 18, 2018 and the shares were issued on March 21, 2018.

On November 13, 2017, the Company recognized a liability from the obligation to issue the shares in settlement of the redemption of the Company’s Series C Debenture totaling $5,864,337. On March 21, 2018, when the shares were issued, the 150,000 Series A preferred shares had a fair value of $314,343 and the common shares had a fair value of $4,730,000.

The change in the fair value of the obligation to issue registered shares was recorded in the statements of operations as “change in the fair value of derivatives”. For the year ended June 30, 2018, the gain from change in fair value of the obligation to issue registered shares was $819,994.

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

The Series A preferred stock fair value as of March 21, 2018 is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The valuations of the Series A preferred stock at each issuance used the following inputs:

a.	The common stock price was in the range $1.14 to $.92;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 12.27% to 15.25% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 3.00 to 2.59 years;

f.	31.69% to 30.43% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 58.33% to 52.49% volatility, 1.62% to 2.30% risk free rate) applied to the converted common.

Note 8 – Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2019	June 30, 2018

Severance payment	$57,000	$233,333
Personnel and compensation costs	11,871	19,716
Accrued Expenses	$68,871	$253,049

Note 9 – Equity Transactions

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

For the year ended June 30, 2018 the Holder of the Company’s Series C Debentures elected to receive 5,500,000 shares of the Company’s restricted common stock in redemption for its $5,000,000 Series C Debenture, quarterly interest payments of $375,000 and deferred interest of $125,000. For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 5,500,000 shares of the Company’s restricted common stock for the redemption of the debenture payable to the Holder and quarterly and deferred interest payments. (See Note 7)

Fiscal Year Ended June 30, 2019 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 525,000 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $189,040 for the year ended June 30, 2019. The balance of $371,650 will be recognized as the shares vest and service is rendered.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 300,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $0.41 of the common stock on September 1, 2018 (“Effective Date”). The options shall vest in three, equal, annual installments commencing on the effective date. The grant date fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for the year ended June 30, 2019. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. (the “Company”) for personal reasons and all unvested options were forfeited. (See Note 13).

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of the grant using a lattice model that values the options based upon a stock price modeled such that it follows a geometric Brownian motion with constant drift and volatility.

For the year ended June 30, 2019, the Scientific Advisory Board was granted fully vested warrants to purchase 45,728 shares of common stock at exercise prices between $0.30- $0.47 per share expiring in the fiscal year ending June 30, 2023.  These warrants were valued at $5,475 and recorded as consulting expense.

For the year ended June 30, 2019, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	47.46-55.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.14-2.93%

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

The Company determined the fair value of the Warrants at February 27, 2019 to be $1,527,259. The Company used a lattice model to calculate the fair value of the derivative warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Under applicable accounting guidance contained in ASU 2017-11, adopted by the Company on January 1, 2019, stock warrants are to be accounted for as equity if the warrants contain full-ratchet anti-dilution provisions. The warrants described above contained a full-ratchet anti-dilution feature but also contained other adjustment features which required that the warrants be classified as a derivative liability.

The Warrants were valued as of February 27, 2019 (the issuance date) and June 30, 2019 with the following assumptions:

-	The 5.5-year warrants were issued on February 27, 2019 with an exercise price of $.61 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company’s projected volatility.

-	The Holder would exercise the warrants as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

-	The risk free rate at February 27, 2019 and June 30, 2019 were 2.48% and 1.95% respectively.

-	The fundamental transaction projected with 0% probability increasing 1% per quarter to maximum of 10% and settlement based on the Black Scholes value.

-	Stock price at February 27, 2019 was $0.48

-	Stock price at June 30, 2019 was $0.24

-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% market triggering a reset event and exercise price adjustment.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period. The projected annual volatility for the valuation date is:

1 Year
2/27/2019	75%
6/30/2019	76.1%

The primary factors driving the economic value of options are stock price; stock volatility; reset events and exercise behavior. Projections of these variables over the remaining term of the warrant are either derived or based on industry averages. Based on the above, a probability was assigned to each scenario for each future period, and the appropriate derivative value was determined for each scenario. The option value was then probability weighted and discounted to the present. (See Note 11).

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 57,650 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $48,828, which is the fair value at date of issuance.

The fair value of all Series A preferred stock issued during the year ended June 30, 2019 was the following for the dates indicated:

Date	Shares	Value
7/11/2018	525,000	$560,690
7/31/2018	2,572	2,795
8/31/2018	2,572	2,374
9/30/2018	2,572	2,598
10/31/2018	2,572	2,233
11/30/2018	2,572	1,883
12/31/2018	2,572	2,245
1/31/2019	2,572	1,203
2/28/2019	2,572	1,949
3/01/2019	26,786	24,340
3/31/2019	2,572	2,336
4/30/2019	2,572	1,636
5/31/2019	2,572	1,540
6/30/2019	2,572	1,696
	582,650	$609,518

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common stock at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The valuations of the Series A preferred stock at each issuance used the following inputs:

a.	The common stock price was in the range $.20 to $.58;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 19.28% to 19.52% of the total;

e.	The conversion value was based on an assumption for calculation purposes only, of a change of control in 4 years from October 31, 2016 and a remaining restricted term of 2.34 to 1.34 years.

f.	31.25% to 33.16% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 79.20% to 90.60% volatility, 2.50% to 2.35% risk free rate) applied to the converted common.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 71,430 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $28,572, which was the fair value on the date of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 564,189 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $208,960, which was the fair value at the dates of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 146,490 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

Note 10 – Stock Options and Warrants

The following table presents the activity of stock options for the year ended June 30, 2019 as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2018	-	-	-	-
Granted	300,000	.50	-	-
Exercised	-	-	-	-
Forfeited	200,000	.50	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2019	100,000	$.50	2.16	-

There were no options outstanding and exercisable at June 30, 2018 and 2017.

Of the above options, 100,000 became vested and exercisable on September 1, 2018. The options expire on August 31, 2021. On January 24, 2019, Dr. Taraporewala resigned as the Chief Operating Officer of the Company and the 200,000 remaining unvested options were forfeited.  See Note 13.

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of the grant using a lattice model that values the options based upon a stock price modeled such that is follows a geometric Brownian motion with constant drift and volatility.

For the year ended June 30, 2019, the Company recognized compensation expense of $11,920 related to 100,000 vested options granted to Dr. Taraporewala. For the years ended June 30, 2018 and 2017, there was no compensation expense recorded. As of June 30, 2019, there was no unrecognized compensation cost.

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2016	6,616,700	$4.96	2.55	$4,459

Granted	57,160	1.71	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2017	6,673,860	$4.93	1.36	$-

Granted	295,728	1.87	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2018	6,969,588	$4.80	.53	$-

Granted	6,990,174	.61	-	-
Exercised	-	-	-	-
Expired	5,996,649	5.08	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2019	7,963,113	$.91	4.69	$-

Of the above warrants; 620,051 expire in fiscal year ending June 30, 2020; 57,160 expire in fiscal year ending June 30, 2021; 45,728 expire in fiscal year ending June 30, 2022; 295,728 expire in fiscal year ending June 30, 2023; and 6,944,446 expire in fiscal year ending June 30, 2025.

Note 11 – Fair Value Measurement

Fair value measurements

At June 30, 2019 and 2018, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2019 and 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	June 30, 2019:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Warrants	$-	-	$1,645,606
Total derivatives	$-	$-	$1,645,606

	Fair Value Measurements at
	June 30, 2018:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability – Warrants	$-	-	$298,092
Total derivatives	$-	$-	$298,092

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

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance contained in ASU 2017-11, adopted by the Company on January 1, 2019, stock warrants are to be accounted for as equity if the warrants contain full-ratchet anti-dilution provisions. The warrants issued on February 27, 2019, contained a full-ratchet anti-dilution feature but also contained other adjustment features which required that the warrants be classified as a derivative liability.

The Company used a lattice model to calculate the fair value of the derivative warrants based on a probability weighted discounted cash flow model.  This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset provisions.

The multi-nomial lattice methodology was used to value the Warrants (issued February 27, 2019) as of June 30, 2019, with the following assumptions:

Assumptions	June 30, 2019
Dividend yield	0.00%
Risk-free rate for term	1.95%
Volatility	76.1%
Maturity dates (term remaining)	5.16 years
Stock Price	$0.24

The Warrants were valued as of February 27, 2019 (the issuance date) and June 30, 2019 with the following assumptions:

-	The 5.5 year warrants issued on February 27, 2019 (expire February 27, 2024) included with an exercise price of $0.61 (subject to adjustments – full ratchet reset and fundamental transactions).
-	The stock price would fluctuate with the Company projected volatility.
-	The Holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected reset exercise price or 2 times the stock price.
-	The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.
-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% of market triggering a reset event and exercise price adjustment.
-	The fundamental transaction projected with 0% probability increasing 1% per quarter to maximum of 10% and settlement based on the Black Scholes value.
-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period.

In conjunction with the Company’s registered direct offerings of Units, consisting of the Company’s common stock and warrants, on September 12, 2013 and January 24, 2014 the Company issued warrants. At June 30, 2019 and June 30, 2018, respectively, the total number of these warrants outstanding were -0- and 5,425,222 respectively.

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to its own stock. The warrants described above contained a full-ratchet anti-dilution feature and were thus classified as a derivative liability.

The Company used a lattice model to calculate the fair value of the derivative warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.

The Warrants were valued as of June 30, 2018 with the following assumptions:

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended June 30, 2017, 2018 and 2019:

		Fair Value Measurement Using Significant
		Unobservable Inputs
	Obligation to issue shares	Derivative liability – Series B	Derivative liability – Series C	Derivative liability - warrant
Balance at July 1, 2016	$-	$203,030	$343,673	$3,197,182
Additions during the year		-	-	-
Change in fair value	-	(203,030)	(311,460)	(1,181,828)
Transfer in and/or out of Level 3		-	-	-
Balance at July 1, 2017	$-	$-	$32,213	$2,015,354
Additions during the year	5,864,337	-	-	-
Change in fair value	(819,994)	-	(16,764)	(1,717,262)
Transfer in and/or out of Level 3	(5,044,343)	-	(15,449)	-
Balance at July 1, 2018	$-	$-	$-	$298,092
Additions during the year	-	-	-	1,527,259
Change in fair value	-	-	-	(179,745)
Transfer in and/or out of Level 3	-	-	-	-
Balance at June 30, 2019	$-	$-	$-	$1,645,606

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

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the Tax Act as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The changes in the Tax Act are broad and complex. The impact on the Company’s financial statements is immaterial, primarily because the Company has a valuation allowance on deferred tax assets.

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2019, 2018, and 2017 differed from the amounts computed by applying the U.S. federal income tax rate of 21%, 28.1% and 34% respectively as follows:

	For the Year Ended
	June 30, 2019	June 30, 2018	June 30, 2017
Federal Statutory Rate	-21.00%	-28.10%	-34.00%
Research and Development Credit	-9.21%	0.40%	-6.87%
State Tax Rate	-7.49%	-3.79%	-4.95%
Stock Based Compensation	0.14%	-%	-%
Change in Statutory Federal Rate	80.30%	62.36%	-%
Valuation Allowance	-42.74%	-30.87%	45.82%
Effective Tax Rate	-	-	-

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
Net operating losses	$22,191,536	$24,839,394
Research and development credit	6,980,633,	6,198,377
Other	4,985,538	6,047,301

Total gross deferred tax assets	34,157,707	37,085,072

Less: valuation allowance	(34,157,707)	(37,085,072)

Net deferred tax assets	$-	$-

At June 30, 2019 and 2018, the Company has recorded a full valuation allowance against its net deferred tax assets of $34,157,707 and $37,085,072, respectively, since in the judgment of management, these assets are not more than likely than not to be realized. The change in the valuation allowance during the year ended June 30, 2019 was $(2,927,366).

As of June 30, 2019, the Company has approximately $78,000,000, of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. Approximately $70,000,000 of federal net operating losses can be carried forward to future tax years and expire in 2024. The federal net operating loss generated for the year ended June 30, 2019 of approximately $8,000,000 can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. As of June 30, 2019, credit carryforwards for federal and state purposes are $6,584,541 and $396,092, respectively. The state net operating loss and credit carryforwards begin to expire in 2024.

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

The Company applies the elements of FASB ASC 740-10 “Income Taxes - Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and required impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of June 30, 2019 the Company did not have any unrecognized tax benefits and has not accrued any interest or penalties through 2018 The Company does not expect to have any unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to tax matters within the income tax provision.

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

The Company and Dr. Irach Taraporewala, the Company’s Chief Executive Officer, entered into an employment agreement effective September 1, 2018, for a term of three years. Dr. Taraporewala would be paid an annual base salary of $360,000. Additionally, Dr. Taraporewala was awarded a grant of 300,000 options to purchase shares of the Company’s common stock. 100,000 options vested on September 1, 2018 and the remainder of the options would vest over the two-year vesting period and are subject to forfeiture. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of the Company for personal reasons. Also on that date, the Company and Dr. Taraporewala agreed that Dr. Taraporewala would become a consultant for the Company for a period of two years.  In connection with his resignation and new consulting services, the Company and Dr. Taraporewala entered into a Confidential Separation and Consulting Agreement and General Release (the “Agreement”) pursuant to which the Company will pay Dr. Taraporewala monthly consulting payments of $3,000 from February 1, 2019, the effective date of the Agreement, through January 31, 2021.  The Agreement includes a general release of claims against the Company, obligations of confidentiality, non-disclosure, non-disparagement and other customary provisions found in similar agreements. The remaining 200,000 options not vested upon resignation have been forfeited.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 26,786 shares of Series A preferred stock and 35,715 shares of common stock upon entering into the agreement, and will issue an additional 26,786 shares of Series A preferred stock and 35,715 shares of common stock on each anniversary date of the agreement. The shares of Series A preferred stock were issued in recognition of Dr. Tatake’s work towards the achievement of several patents by the Company. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 35,715 shares of common stock upon entering into the agreement, and will issue an additional 35,715 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

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

License Agreements

The Company is dependent upon its license agreement with TheraCour (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. The Company and TheraCour have signed a Memorandum of Understanding of the terms of a license for VZV (shingles, chicken pox virus. Drafts of the proposed license agreement with TheraCour have been exchanged by the attorneys, of the respective parties, for finalizing the agreement.

Note 14 - Subsequent Events

None

