Form 10-Q
period 2019-09-30
NANOVIRICIDES, INC.
filed 2019-11-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

Yes  ☐    No  ☒

As of November 14, 2019, there were approximately 3,854,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

NanoViricides, Inc.

Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$874,953	$2,555,207
Prepaid expenses	220,795	270,214
Deferred issuance costs	242,105	-
Total current assets	1,337,853	2,825,421

PROPERTY AND EQUIPMENT
Property and equipment	14,096,316	14,092,177
Accumulated depreciation	(4,037,741)	(3,864,930)
Property and equipment, net	10,058,575	10,227,247

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(94,364)	(92,296)
Trademark and patents, net	364,590	366,658

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	21,762	25,672
Other assets	25,277	29,187
Total assets	$11,786,295	$13,448,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$656,757	$309,893
Accounts payable - related party	714,417	823,783
Derivative liability - warrants	1,224,079	1,645,606
Accrued expenses	61,259	68,871
Total current liabilities	2,656,512	2,848,153

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 425,000 shares designated, 256,101 and 255,714 shares issued and outstanding, at September 30, 2019 and June 30, 2019 respectively	256	256
Common stock, $0.001 par value; 7,500,000 shares authorized, 3,853,675 and 3,844,921 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	3,854	3,845
Additional paid-in capital	102,803,392	102,712,845
Accumulated deficit	(93,677,719)	(92,116,586)

Total stockholders' equity	9,129,783	10,600,360

Total Liabilities and Stockholders' Equity	$11,786,295	$13,448,513

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2019	2018
OPERATING EXPENSES
Research and development	$1,482,405	$1,411,483
General and administrative	505,472	627,615

Total operating expenses	1,987,877	2,039,098

LOSS FROM OPERATIONS	(1,987,877)	(2,039,098)

OTHER INCOME (EXPENSE):
Interest income	5,217	22,084
Change in fair value of derivative	421,527	175,551

Other income (expense), net	426,744	197,635

LOSS BEFORE INCOME TAXES	(1,561,133)	(1,841,463)

INCOME TAX PROVISION	-	-

NET LOSS	$(1,561,133)	$(1,841,463)

Net loss per common share – basic and diluted	$(.41)	$(0.53)
Weighted average common shares outstanding – basic and diluted	3,845,016	3,459,299

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the three months ended September 30, 2019

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	255,714	$256	3,844,921	$3,845	$102,712,845	$(92,116,586)	$10,600,360

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	51,398	-	51,398

Common stock issued for consulting and legal services rendered	-	-	6,201	6	26,994	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	908	-	908

Common shares issued for Directors fees	-	-	2,553	3	11,247	-	11,250

Net loss	-	-	-	-	-	(1,561,133)	(1,561,133)

Balance, September 30, 2019	256,101	$256	3,853,675	$3,854	$102,803,392	$(93,677,719)	$9,129,783

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the three months ended September 30, 2018

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	226,570	$227	3,458,587	$3,459	$101,352,724	$(83,692,146)	$17,664,264

Series A Preferred Stock issued for employee stock compensation	26,636	27	-	-	55,000	-	55,027

Common stock issued for consulting and legal services rendered	-	-	9,576	10	79,450	-	79,460

Stock options issued for compensation	-	-	-	-	11,920	-	11,920

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	966	1	7,499	-	7,500

Net loss	-	-	-	-	-	(1,841,463)	(1,841,463)

Balance, September 30, 2018	253,206	$254	3,469,129	$3,470	$101,508,136	$(85,533,609)	$15,978,251

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,561,133)	$(1,841,463)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	51,398	55,027
Common shares issued as compensation and for services	38,250	86,960
Warrants granted to Scientific Advisory Board	908	1,543
Stock options issued for compensation	-	11,920
Depreciation	172,811	171,320
Amortization	2,068	2,069
Change in fair value of derivative liability	(421,527)	(175,551)
Changes in operating assets and liabilities:
Prepaid expenses	49,419	38,725
Other assets	3,910	1,425
Accounts payable	346,864	96,758
Accounts payable - related party	(109,366)	610,989
Accrued expenses	(7,612)	(21,874)

NET CASH USED IN OPERATING ACTIVITIES	(1,434,010)	(962,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,139)	(37,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs	(242,105)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,680,254)	(999,406)
Cash and cash equivalents at beginning of period	2,555,207	7,081,771

Cash and cash equivalents at end of period	$874,953	$6,082,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2019 AND 2018

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Nature of Business and Reverse Stock Split

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

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The first license agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. We hold exclusive licenses for developing drugs against several different viruses from TheraCour, including HSV-1 and HSV-2. In addition, on November 1, 2019, NanoViricides entered into a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

Reverse Stock Split

On September 24, 2019 (the “Effective Date”), the Company effected a reverse stock split of its outstanding shares of common stock and shares of preferred stock at a ratio of one-for-twenty (the “Reverse Stock Split”).

The Reverse Stock Split, which was approved by the Company’s Board of Directors under authority granted under the laws of the State of Nevada, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Nevada on September 23, 2019 (the “Certificate of Amendment”). Unless the context otherwise requires, all references in these Financial Statements to shares of the Company’s common stock and series A preferred stock, including prices per share of its common stock and series A preferred stock, reflect the Reverse Stock Split.  Fractional shares were not issued, and the final number of shares were rounded up to the next whole share.

Note 2 - Liquidity and Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at September 30, 2019 of approximately $93.7 million and a net loss of approximately $1.6 million and net cash used in operating activities of approximately $1.7 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2019, the Company had available cash and cash equivalents of approximately $.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

The Company has made several adjustments to its past expenditures in the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the shingles drug candidate against VZV into human clinical trials. Management’s budget indicates that these changes have freed up sufficient funds to allow for the ensuing costs of the external advanced IND-enabling studies of this drug candidate. Management has considered several options for financing the net working capital deficit as well as to obtain additional funds that will be needed for future human clinical trials. The Company is also evaluating the possibility of obtaining a mortgage on its fully owned cGMP-capable laboratory facility in Shelton, CT, in order to free up a portion of the fixed capital for usage as liquid working capital. The Company currently has a commitment from a related party for a bridge loan of up to $1 million until additional financing is obtained or for a term of up to one year.

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

On September 27, 2019, the Company filed Form S-1 registration statement with the Securities and Exchange Commission which was subsequently withdrawn on November 5, 2019. On November 7, 2019, the Company engaged Aegis Capital Corp to continue the offering. The amount of any capital raise is dependant upon and subject to the Company’s stock price and market conditions.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on August 23, 2019.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on August 23, 2019, except for Note 1 (Reverse Stock Split) as to which date is September 25, 2019.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2019	September 30, 2018
Options and Warrants	403,728	220,602

Total potentially outstanding dilutive common shares	403,728	220,602

The Company has also issued 256,101 shares of Series A preferred stock to investors and others as of September 30, 2019. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2019, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 896,354 and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Deferred Issuance Costs

Deferred issuance costs consist of approximately $242,000 of certain costs in connection with the Company’s S-1 registration and planned public offering. These costs together with any underwriter’s fees and discounts will be charged to additional paid in capital upon closing of the public offering.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”): Improvements to Nonemployee Share Based Payment Accounting,” which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of this ASU did not have a significant impact on its financial statements.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Anil R. Diwan	Chairman, President, acting CEO, significant stockholder and Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

	As of
	September 30, 2019	June 30, 2019
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (4) to pay an advance payment equal to twice the amount of the previous month’s invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company entered into an agreement with TheraCour for a waiver of the two month worth of prepaid balance advance of anticipated invoicing and the application of the current advance as a credit against current open invoices. Additionally, TheraCour has agreed to defer $25,000 per month of development fees, beginning with July 2018 through December 31, 2019. Accounts payable due TheraCour on the reporting date was	$714,417	$823,783

	For the three months ended
	September 30, 2019	September 30, 2018
Research and Development Costs Paid to Related Parties

Development fees and other costs charged by and paid to TheraCour pursuant to Exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2019 and June 30, 2019.	$576,207	$846,688

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2019	June 30, 2019
GMP Facility	$8,020,471	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,752,457	5,748,318

Total Property and Equipment	14,096,316	14,092,177

Less Accumulated Depreciation	(4,037,741)	(3,864,930)
Property and Equipment, Net	$10,058,575	$10,227,247

Depreciation expense for the three months ended September 30, 2019 and 2018 was $172,811 and $171,320, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2019	June 30, 2019

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(94,364)	(92,296)
Trademarks and Patents, Net	$364,590	$366,658

Amortization expense amounted to $2,068 and $2,069 for the three months ended September 30, 2019 and 2018, respectively.

Note 7 -  Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2019	June 30, 2019
Severance payment	$48,000	$57,000
Accrued payroll	13,259	11,871
Accrued Expenses	$61,259	$68,871

Note 8 - Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 shares of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture.

The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $47,260 and $47,260 for the three months ended September 30, 2019 and 2018, respectively. The balance of $324,390 will be recognized as the shares vest and service is rendered.

For the three months ended September 30, 2019, the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation and recorded an expense of $4,138.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2019	129	1,472
8/31/2019	129	1,345
9/30/2019	129	1,321
	387	$4,138

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The valuation of the Series A preferred stock at each issuance used the following inputs:

a.	The common stock price was in the range $4.20 to $4.76;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 18.21% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a change of control in 4 years from October 31, 2016 and a remaining restricted term of 1.25 to 1.09 years;

f.	30.15% to 31.31% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 75.50% to 77.02% volatility, 1.50% to 1.78% risk free rate) applied to the converted common.

In August 2019, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.88 per share expiring in August 2023.  The fair value of the warrants was $908 and was recorded as consulting expense for the three months ended September 30, 2019.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	47.29%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.43%

For the three months ended September 30, 2019, the Company’s Board of Directors authorized the issuance of 6,201 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 for the three months, which was the fair value on the dates of issuance.

For the three months ended September 30, 2019, the Company’s Board of Directors authorized the issuance of 2,553 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 for the three months, which was the fair value on the date of issuance.

Note 9- Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2019	398,156	$18.20	4.69	$-

Granted	572	5.88

Expired	-	-	-
Outstanding and exercisable at September 30, 2019	398,728	$18.18	4.44	$-

Of the above warrants, 31,001 expire in fiscal year ending June 30, 2020; 2,858 expire in fiscal year ending June 30, 2021, 2,287 expire in fiscal year ending June 30, 2022, 14,787 expire in the fiscal year ending June 30, 2023, 572 warrants expire in the fiscal year ending June 30, 2024 and 347,223 warrants expire in the fiscal year ending June 30, 2025.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2019	5,000	$10.00	2.17	$-

Granted	-	-	-	-

Outstanding and exercisable at September 30, 2019	5,000	10.00	1.92	-

The options expire on August 31, 2021.

Note 10 - Fair Value Measurement

Fair value measurements

At September 30, 2019 and June 30, 2019 the estimated fair value of the derivative liability measured on a recurring basis are as follows:

	Fair Value Measurements at
	September 30, 2019:
	(Level 1)	(Level 2)	(Level 3)

Derivative liability - warrants	$-	$-	$1,224,079

	Fair Value Measurements at
	June 30, 2019:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - warrants	$-	$-	$1,645,606

In a concurrent private placement on February 27, 2019, the purchasers received warrants (the “Warrants”) to purchase up to 347,223 shares of common stock. The Warrants have an exercise price of $12.20 per share, shall be exercisable on the six month anniversary of issuance and will expire five (5) years thereafter. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

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

The Warrants were valued as of September 30, 2019 and June 30, 2019 with the following assumptions:

-	The 5.5 year warrants issued on February 27, 2019 (expire February 27, 2024) included with an exercise price of $12.20 (subject to adjustments – full ratchet reset and fundamental transactions).

-	The stock price would fluctuate with the Company projected volatility.

-	The holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected reset exercise price or 2 times the stock price.

-	The holder would exercise the warrant at maturity if the stock price was above the project reset prices.

-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% of market triggering a reset event and exercise price adjustment.

-	The fundamental transaction projected with 0% probability increasing 1% per quarter to maximum of 10% and settlement based on the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period.

1 Year
9/30/19	79.3%
6/30/19	76.1%

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended September 30, 2019:

Fair Value Measurement

Fair Value Measurement
Using Significant Unobservable Inputs
Derivative Liability- Warrant
Beginning balance at July 1, 2019	$1,645,606
Additions during the year	-
Change in fair value	(421,527)
Transfer in and out of Level 3	-
Balance at September 30, 2019	$1,224,079

Note 11 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture.

The Company and Dr. Irach Taraporewala, the Company’s Chief Executive Officer, entered into an employment agreement effective September 1, 2018, for a term of three years. Dr. Taraporewala would be paid an annual base salary of $360,000. Additionally, Dr. Taraporewala was awarded a grant of 15,000 options to purchase shares of the Company’s common stock. 5,000 options vested on September 1, 2018 and the remainder of the options would vest over the two-year vesting period and are subject to forfeiture. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of the Company for personal reasons. Also on that date, the Company and Dr. Taraporewala agreed that Dr. Taraporewala would become a consultant for the Company for a period of two years.  In connection with his resignation and new consulting services, the Company and Dr. Taraporewala entered into a Confidential Separation and Consulting Agreement and General Release (the “Agreement”) pursuant to which the Company will pay Dr. Taraporewala monthly consulting payments of $3,000 from February 1, 2019, the effective date of the Agreement, through January 31, 2021.  The Agreement includes a general release of claims against the Company, obligations of confidentiality, non-disclosure, non-disparagement and other customary provisions found in similar agreements. The remaining 10,000 options not vested upon resignation have been forfeited.

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 1,340 shares of Series A preferred stock and 1,786 shares of common stock upon entering into the agreement, and issued an additional 1,340 shares of Series A Preferred stock and 1,786 shares of common stock on each anniversary date of the agreement. The shares of Series A Preferred Stock were issued in recognition of Dr. Tatake’s work towards the achievement of several patents by the Company. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 1,786 shares of common stock upon entering into the agreement, and issued an additional 1,786 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

On May 30, 2013, the Company entered into an employment agreement with Meeta Vyas to serve as its Chief Financial Officer.  The employment agreement provided for a term of three years with a base salary of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

License Agreements

The Company is dependent upon its license agreement with TheraCour (See Note 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. See Note 12 – Subsequent Events.

Note 12 - Subsequent Events

On November 1, 2019, the Company. entered into a Licensing Agreement (the “Agreement”) with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

On November 5, 2019 the Company withdrew the Form S-1 filed on September 27, 2019 upon its expiration of its engagement. On November 7, 2019, the Company engaged Aegis Capital Corp to continue the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. Readers should carefully review the risk factors disclosed in this Form 10-Q, Form 10-K and other documents filed by the Company with the SEC.

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

NanoViricides is one of a few bio-pharma companies that possess its own facilities to support all of its drug development activities from discovery, optimization, pre-clinical large scale production, to clinical cGMP production of its drug candidates. The Company fully owns its own lab and cGMP-capable flexible custom manufacturing facility where any of our drug candidates can be produced in multi-kilogram quantities to support corresponding IND-enabling tox package studies, initial human clinical trials, and possibly, initial revenue-generating commercialization batches. This has enabled rapid translation of our first drug candidate to the IND application stage, saving years of manufacturing translation and set-up activities, as well as saving several millions of dollars of external costs, while ensuring requisite quality assurance, as compared to using a contract manufacturing organization (“CMO”) for our complex nanomedicine drugs. We believe these benefits will continue to accrue as our first drug candidate goes through human clinical trials into commercialization, and will also accrue for the multitude of candidates in our broad drug pipeline.

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

Since then, the Company has focused on drug programs that it believes it can execute on with the limited financing that it believes it can bring in to support the projects. Thus the Company decided to focus on the HerpeCide™ program. In particular, the Company decided to develop dermal topical treatments (skin creams) for HSV-1 and HSV-2. When the Company’s internal research showed that, surprisingly, the same drug candidates were effective against the VZV virus in cell culture, the Company extended the HerpeCide program to include VZV studies. VZV is the cause of shingles and chickenpox. Further, the Company has also demonstrated that some of these drug candidates were effective in viral-ARN (“Acute Retinal Necrosis”) in an animal model. Thus the Company has three immediate drug programs, namely dermal topical treatments for HSV-1, HSV-2 and VZV, and two additional drug programs, namely eye drops for treatment of Herpes Keratitis (an infection of the external eye), and intra-vitreal injection for the treatment of vARN, in the HerpeCide program alone.

The Company intends to take the VZV (shingles) treatment into clinical trials first, followed by topical treatment for HSV-1 and HSV-2. Additional indications for the same drugs are expected to expand the pipeline wider. As these programs mature, the Company intends to re-engage its FluCide and HIVCide programs.

The market size for HerpeCide programs is in several tens of billions of dollars because neither cures nor very effective treatments are available. Approved treatments have limited effectiveness, demonstrating a significant unmet medical need. The market size for Influenza drugs is estimated to be in tens of billions of dollars

Based on data in a Jain PharmaBiotech report prepared for the Company in March 2014, we believe the overall market size for the anti-viral market was $40 billion in 2018 and may be $65.5 billion in 2023. We are seeking to add to our pipeline of drug candidates through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

We have declared a clinical drug candidate, namely, NV-HHV-101, with its first indication as the dermal topical treatment of shingles rash (as a skin cream), and we have had a positive pre-IND application response from the US FDA for our drug development plan. This drug candidate in the stage of completing the IND-enabling required safety/toxicology studies. These required studies which are prepared by external collaborators are substantially completed, with some studies to be completed shortly.. We are receiving updates from the collaborators as they prepare draft of results, and have been publishing these updates through the Company’s press releases. We are awaiting final cGLP reports from these external collaborators. Once these reports are available to us, we will be able to complete the IND application for submission to the US FDA. The Company is developing its clinical program for NV-HHV-101, formulated as a skin cream for topical application, with the help of regulatory affairs experts from the Biologics Consulting Group, Inc., Alexandria, VA, and other industry experts.

NV-HHV-101 has consistently shown strong effectiveness as well as safety in human skin-based model of VZV infection. In cell culture studies, it was as much as five times more effective than acyclovir, the current standard of care. Our anti-VZV drug candidates have also shown strong effectiveness in studies involving VZV infection of human skin patches ex vivo. These studies were conducted by Professor Jennifer Moffat at the SUNY Upstate Medical Center in Syracuse, NY, an internationally recognized expert on varicella-zoster virus (VZV) infection, pathogenesis, and anti-viral agent discovery. Some of the earlier work was presented by the Moffat Lab at the 31st International Conference on Antiviral Research held June 11 - June 15, 2018 in Porto, Portugal.

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

The Company is also developing drugs against HSV-1 “cold sores” and HSV-2 “genital ulcers”, both based on the NV-HHV-101 drug candidate, although final clinical candidates are in pre-clinical optimization stage for both of these indications as of now.

Existing drugs given orally or systemically may not reach required concentrations at the site of shingles outbreak, limiting effectiveness. In addition, unlike HSV-1 and HSV-2, VZV does not have an effective TK enzyme that is required for producing active drug forms from the acyclovir class of drugs (such as Valtrex®), requiring frequent administration of very large doses to treat shingles. Additionally, a dermal topical cream formulation of Cidofovir is employed in very severe cases of shingles. Cidofovir is highly toxic, particularly towards kidneys. A safer, effective, drug is thus an unmet medical need for the treatment of VZV.

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

On August 5, 2019, the Company reported that its first drug candidate, NV-HHV-101, has been found to be safe and well tolerated in the clinical observation portion of the GLP Safety/Toxicology study of NV-HHV-101 as a dermal treatment, and thus is on track with required preclinical GLP Safety and Toxicology studies moving towards human clinical trials.

The in-life stage of the first part of the GLP studies is complete, allowing assessment of clinical observations. The Company is waiting on the full histology studies to assess the effects of this drug candidate on all primary organs. The study was conducted by BASi, Evansville, IN, a Contract Research Organization that specializes in IND-enabling safety/toxicology studies.

The first of these GLP studies, a GLP safety and tolerability study following dermal treatment, was conducted using minipigs, who received twice daily skin treatment for 28 days, at different dosage levels. The animals were evaluated daily for general signs of toxicity including body weight, detailed clinical physical observations as well as the specific evaluation of the skin treatment areas. Topical treatment of the skin at all doses was well tolerated in all animals and all measured parameters remained within normal range in the study.

The Company has previously found that NV-HHV-101 was safe and well tolerated in non-GLP safety/toxicology studies. The GLP studies are an expanded version of the non-GLP studies, with extended treatment, larger number of subjects, and stringent operational requirements as specified by the current Good Laboratory Practices guidelines for such studies.

Additional studies required for the Safety and Toxicology datasets for filing an IND are in progress.

Of note, the cGMP-like manufacture of both the active pharmaceutical ingredient (API, the nanoviricide against VZV), and the fully formulated skin cream (the drug product candidate), was accomplished at our own facilities at ~1kg scale (API), saving us millions of dollars and at least one year’s worth of time, as opposed to going to an external contract manufacturer. Approximately 10kg of fully formulated drug product has already been manufactured. We believe this scale is sufficient for the requirements of Phase I human clinical trials.

The Company is currently performing additional analytical tests development, documentation development, as well as process systems development to set up manufacture as per the requirements of cGMP manufacture for Phase I human clinical trials, in our own facilities. Simultaneously, we are scaling up manufacture to ~2kg of API per batch, which would be sufficient for production of anywhere from 40~ 200kg of the final skin cream (assuming 5%~1% API).

The Company has now demonstrated that it has unique expertise in the industry of performing cGMP manufacture of complex nanomedicine drugs, including cGMP manufacture of (a) drug substance from simple chemical starting materials, (b) the formulated drug product, and (c) the final packaged drug.

This establishment and execution of cGMP manufacturing is an extremely significant milestone for the Company. Our current multi-kg per batch scale of cGMP manufacturing capacity is expected to be more than sufficient for the anticipated Phase I and Phase II human clinical trials. In addition, we believe that our facility can supply required quantities of the drug for Phase III clinical trials as well. Thus, this in-house cGMP production capability is expected to result in significant cost savings across all our programs.

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

The Company has previously found that dermally applied nanoviricide drug candidates in the HerpeCide program led to full survival of lethally infected animals in a severe infection with the highly pathogenic, neurotropic strain of HSV-1, namely H129c. Thus the nanoviricide drug candidates applied topically appear to demonstrate strong efficacy. Topical application has the advantage of being able to deliver very high drug concentrations locally to completely eradicate the virus. In contrast, the local concentrations and therefore effectiveness of orally delivered medications is limited by the toxicity and bioavailability of the oral drug, as is known for the existing antiviral therapies for HSV-1, HSV-2, and VZV. Therefore, treating the HSV-1 cold sores, HSV-2 genital ulcers, or VZV chicken pox lesions or shingles rash using dermal topical creams is expected to be highly beneficial.

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

NanoViricides’ platform technology and programs are based on the TheraCour® nanomedicine technology of TheraCour Pharma, Inc.(“TheraCour”) NanoViricides holds licenses for developing drugs against several different viruses from TheraCour, including HSV-1 and HSV-2.

On November 1, 2019, the Company executed an agreement with TheraCour and obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed.

NanoViricides will not pay any upfront licensing fee under the Agreement. The Company will will be required to pay a first milestone payment to TheraCour upon the grant of approval of an Investigational New Drug application (“IND”), of 75,000 shares of the Company’s Series A preferred stock. A second milestone payment will be due upon completion of Phase I human clinical trials in the cash amount of $1.5 million. A third milestone payment will be payable to TheraCour upon completion of Phase II human clinical trials in the cash amount of $2.5 million, and a fourth milestone payment will be due upon completion of Phase III human clinical trials in the cash amount of $5 million. However, NanoViricides shall have no obligation to continue clinical trials beyond Phase I.

Upon commercialization, NanoViricides will pay royalties of 15% of net sales to TheraCour, as defined in the Agreement. The Agreement contemplates that the parties will enter into a separate Manufacturing and Supply Agreement for the commercial manufacture and supply of the drug products if and when NanoViricides intends to engage into commercialization of the drugs. The Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights.

To assist in the analysis of the terms of the Agreement, NanoViricides commissioned research reports on VZV drug market sizes for the VZV field from two different, independent, consulting agencies, namely, Nanotech Plus, LLC, and BioEnsemble LLC. Additionally, the Company obtained business analysis and valuation reports for potential licensing terms for a VZV shingles drug from BioEnsemble LLC, using multiple different market scenarios, that accounted for the introduction of the Shingrix® GSK vaccine for VZV. Dr. Carolyn Myers, Principal of Bioensemble LLC, has over 25 years of experience in licensing and negotiations, drug development and commercialization from Startups, small-, mid- and large- Pharma, having acted in very senior business development roles from both sides of the equation. NanoViricides was represented by McCarter & English, LLP while TheraCour was represented by DuaneMorris LLP.

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

While the Company has been focused on cGMP production, scale-up, and establishment of required characterization and analytical tools, the Company had not raised any additional capital since mid-2014, except for conversion of certain convertible debt instruments into equity, and a Registered Direct Offering in February, 2019 that netted approximately $2.3 million. We have brought down our cash expenditure rate significantly, to approximately $1.6 million per quarter by reducing our workforce and by stopping work on all other programs except the HerpeCide program.

As of September 30, 2019, the Company had approximately $.9 million of cash and cash equivalents plus $221,000 of pre-paid expenses in hand. In addition, the Company has property and equipment with a carrying value of approximately $10 million after depreciation, comprised of our cGMP manufacturing and R&D lab facilities in Shelton, CT, and certain specialized lab equipment units.

The Company believes that it will need to raise additional capital by way of equity, debt, debentures, or other methods, to support the upcoming clinical trials and operational expenses. The Company currently has a commitment from a related party for a bridge loan of up to $1 million until additional financing is obtained or for a term of up to one year. In addition, the Company is in discussions regarding freeing up its fixed capital for use as working capital by obtaining a mortgage secured by our cGMP manufacturing and R&D lab facility in Shelton, CT. The Company is also pursuing additional equity-based transactions. Based on our current discussions, we believe that we will be successful in obtaining the required financing to be able to continue our programs to file our first IND application and initiate human clinical trials. However, there can be no assurance that any of these commitments or discussions will result in actual financing at this time or that such financing would be on terms that are favorable to the Company. If the Company cannot raise the additional financing, our business plan will need to be significantly restructured.

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

The market size for an effective anti-shingles drug is currently estimated to be in the range of several billions of dollars, even after a new shingles vaccine, Shingrix® (GlaxoSmithKline) has been approved, based on a report performed for the Company by Dr. Myers of BioEnsemble, LLC, pharma industry consultants, commissioned by the Company. The current vaccine for prevention of chicken pox in children, i.e. the varicella vaccine, is based on the live attenuated virus derived from the Oka strain. Un-vaccinated children usually develop chicken pox at some point in their childhood, and the wild-type virus then remains latent in their bodies, in nerve ganglia. Similarly, Varicella vaccinated children may develop mild syndrome when vaccinated and the weakened Oka strain remains latent in their bodies, All of these children can develop shingles later in life. It is generally believed that the intensity of such disease would be much less severe with the weakened vaccine strain than with the natural or wild type strain. Nevertheless, the severity of the symptoms and overall effects depend upon the immune status of the individual. Pre-vaccination era, (i.e. before varicella vaccination was widely adopted in the USA), there were 3-4 million cases of chicken pox per year (matching the birth rate). Post-vaccination era, this rate has dropped to about 120,000-150,000 cases in the USA. However, in several developing and underdeveloped countries, the rates of chicken pox remain high due to limited access to the vaccine or limited adoption of the vaccine. As stated earlier, nearly every person may be expected to get shingles at some point in their lives, with varying severity. A preventive vaccine for adults, namely Zostavax® is available, based on the attenuated Oka strain. Its effectiveness is variously estimated at around 60-70%. Its coverage remains low, as most people do not get this vaccine. Shingrix is a subunit vaccine, that is, it does not contain intact living virus particles but only certain proteins derived from the virus. As such, it is expected to not have the issue of “breakthrough disease” which occurs when the live latent virus from the vaccine itself causes disease. However, Shingrix has significantly greater severe side-effects than Zostavax in more than 10-15% of the persons taking it. This may keep its adoption rate much lower than expected by the manufacturer GSK. Currently, Shingrix is unavailable in most markets because the manufacturer has apparently not scaled up production more than one year since its introduction. Thus it appears that a significant market would continue to exist for an anti-shingles drug, at least for several years.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter we have continued to focus our drug development work plans primarily on our lead anti-shingles and anti-Herpes-virus programs. In particular, we have focused on a work plan towards our clinical development candidate for the topical skin ointment for the treatment of shingles rash, namely, NV-HHV-101. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for four additional indications in the HerpeCide™ project, namely, cold sores, genital ulcers, and external ocular viral infections. We have prioritized our resources with the goal of filing our first IND in the shortest possible timeframe.

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

We therefore engaged Dr. Brandt’s Lab at CORL, University of Wisconsin, Madison, WI, to further develop their animal models of dermal HSV-1 and HSV-2 infections in mice and to make them suitable for screening of drugs for relative efficacy. They are working on validating their HSV-1 mouse model for discriminative efficacy of different existing drugs. Once they can establish that the model distinguishes different effective drugs, we will be able to use the model for testing our HerpeCide drug candidates against HSV-1, and optimizing the same only if necessary. Following HSV-1 model development, we have commissioned Dr. Brandt’s Lab to perform similar studies for their HSV-2 genital infection mouse model as well. Dr. Brandt’s Lab also developed the mouse model of viral Acute Retinal Necrosis (v-ARN) caused by HSV-1 that we have tested some of our drug candidates in as reported elsewhere.

Based on our discussions with our regulatory advisors and consultants that indicated that the shingles drug candidate would be likely to reach the human clinical evaluation phase earliest compared to the other drug candidates we have focused on the treatment of shingles rashusing our skin cream formulation of NV HHV-101 as the lead drug candidate . Other drug candidates in the HerpeCide project are expected to follow into clinical stage rapidly thereafter. This is primarily because of the topical treatment nature of the drug candidates we have chosen to develop in these indications.

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

The Company intends to re-engage its anti-influenza drug candidates upon sufficient financing or upon achieving grants or collaborations for the same. We are developing Injectable FluCide™ for hospitalized patients with severe influenza as our first, broad-spectrum anti-influenza drug candidate. We have demonstrated the very first effective orally available nanomedicine, namely oral FluCide™ for outpatients with influenza. The development of Oral FluCide is expected to follow behind Injectable FluCide. Development of an anti-Influenza drug candidate has been estimated to be an extremely expensive process with a long drug development timeframe. This is because of the large number of virus types and subtypes that change rapidly within and over seasons. The Company at present does not have the resources to engage into a full-fledged anti-Influenza drug development program. Additionally, Xofluza®, a new drug with a novel mechanism of action (an endonuclease inhibitor) was very recently approved in the USA (Roche/Genentech). While it reduced viral load significantly in clinical trials, it did not have a significant effect on the time course of the clinical pathology of influenza infection in the clinical trials that led to its approval. Xofluza is approved for uncomplicated influenza. Information on its usage and effectiveness in the field in the current influenza seasonal cycle in the USA is not yet available. All of the current influenza drugs, including Xofluza have resulted in mutated influenza viruses that are drug-resistant.

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

Our Campus in Shelton, CT

Our campus at Shelton, CT, is fully operative. With our R&D discovery labs, Analytical Labs, the Bio labs for virology R&D, the Process Scale-Up production facility, and the cGMP-capable manufacturing facility established at our new Shelton campus, we are in a strong position than ever to move our drug development programs into the clinic rapidly. Staff is being trained to achieve full cGMP compliance to support clinical trial manufacture.

Process Scale-Up Production Capability

The Process Scale-up area is operational at kilogram to multi-kg scales for different chemical synthesis and processing steps now. It comprises reactors and process vessels on chassis or skids, ranging from 1L to 50L capacities, as needed. Many of the reactors and vessels have been designed by us for specific tasks related to our unique manufacturing processes.

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

We have engaged contracted NorthEast BioLab, Hamden CT, to conduct the bio-analytical studies and facilitate the toxicokinetic analyses of NV-HHV-101. These studies and analyses are part of the required general safety and toxicology studies that will go into an IND Application to the US FDA. NorthEast BioLab has already performed the bio-analytical assay development and validation and is in the process of determining the concentrations of NV-HHV-101 in blood samples from the general safety and toxicology studies that are required for IND.

We also engaged MB Research Labs, Spinnerstown, PA, to conduct the studies to assess the dermal sensitization and ocular irritation potential of the drug candidate. These initial studies involve two separate types of studies: 1) Assess the direct potential of the drug candidate to induce skin sensitization after repeated treatment of the skin (contact dermal sensitization); and 2) Assess the potential of the drug candidate to cause ocular irritation following potential exposure. The ocular irritation test (EpiOcularTM Eye Irritation Test, EIT) is a non-animal test in compliance with multi-national regulatory guidelines. Additional IND-enabling studies are in progress. Upon completion of all of these required studies, the Company anticipates filing an IND with the US FDA to advance NV-HHV-101 into human clinical trials for topical dermal treatment of the shingles rash as the initial indication.

We anticipate completing master services agreements, after performing our due diligence, with additional parties in furtherance of our anti-viral drug development programs.

We have continued to achieve significant milestones in our drug development activities. Our lead program, NV-HHV-101 skin cream for the treatment of shingles rash, is in advanced pre-clinical stage, as we await final reports from external collaborators to produce and file the IND application with the US FDA. All of our remaining drug development programs are presently at pre-clinical or advanced pre-clinical stage.

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

In addition, on November 1, 2019, NanoViricides entered into a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute drugs that treat Varicella Zoster Virus (“VZV”) infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge base that is utilized for developing the drugs and making them successful.

In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. In addition, unless there is an event of default, in which case the License would revert to TheraCour, the licenses are held in perpetuity  by NanoViricides for worldwide use. The licenses are also exclusively provided to NanoViricides for the licensed products so NanoViricides is the only party that can further sublicense the resulting drugs to another party, if it so desires. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that, effectively, TheraCour would be able to take the licenses back only in the event that NanoViricides files bankruptcy or otherwise declares insolvency and the inability to conduct its business, in the case of the VZV license a failure to make a milestone payment within 90 days or a failure to use its commercially reasonable efforts to obtainFDA approval for 24 consecutive months.

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

The Company believes that the drugs by themselves, Shingles antiviral topical treatment, HerpeCide for Cold Sores, HerpeCide for genital ulcers, antiviral nanoviricide eye drops, Injectable FluCide, Oral FluCide, DengueCide, HIVCide, RabiCide, and others, would be eligible for patent protection. The Company plans on filing patent applications for protecting these drugs when we have definitive results from in-vitro or in-vivo studies that enable further drug development and IND application filing.

The issued patents have nominal expiry dates in 2026 to 2029. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

The estimated expiry date for HerpeCide patents, if and when issued, would be no earlier than 2038. No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide and HerpeCide compounds on or about when the drug candidates are entering human clinical trials, depending upon prevailing considerations regarding the confidentiality of the information.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2019, we had cash and cash equivalents of $874,953, prepaid expenses of $220,795 and net property and equipment of $10,058,575. Accounts payable and accrued expenses were $1,432,433, inclusive of account payables of $714,417 to a related party. At September 30, 2019, we reported a derivative liability of $1,224,079 arising from warrants issued in conjunction with a registered direct offering. Stockholders’ equity was $9,129,783 at September 30, 2019.

In comparison, as of June 30, 2019, we had cash and cash equivalents of $2,555,207, $270,214 in prepaid expenses, and net property and equipment of $10,227,247. Accounts payable and accrued expenses were $1,202,547 and current derivative liability-warrants was $1,645,006. Stockholders’ equity was $10,600,360 at June 30, 2019.

During the three-month period ended September 30, 2019 we used approximately $1,434,000 in cash toward operating activities. During the three-month period ended September 30, 2018 we used approximately $962,000 in cash toward operating activities. We do not anticipate any major capital costs going forward in the near future.

The Company believes that our spending continues to be in line with our estimates. Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that it will have to raise additional capital to fund and perform additional projected work, which is beyond normal pre-clinical development operations, leading towards an IND Application filing with the U.S. Food and Drug Administration (FDA), to continue.

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

We believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy of one of the drugs under development in animal models. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates, provided that appropriate levels of funding become available. We believe this data will enable us to file an IND, towards the goal of obtaining FDA approval for testing the drugs in human patients.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three-month periods ended September 30, 2019 and 2018.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2019 increased $70,922 to $1,482,405 from $1,411,483 for the three months ended September 30, 2018. The increase in the cost of research and development for the three months ended September 30, 2019 is largely attributable to an increase in outside laboratory fees to collaborators. The increased expenses were offset by a decrease in lab supplies and materials during the three-month period ended September 30, 2019.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2019 decreased $122,143 to $505,472 from $627,615 for the three months ended September 30, 2018. The decrease in expenses during the three month period ended September 30, 2019 compared to the prior period resulted primarily from decreases in officers compensation arising from the resignation of the Company’s former Chief Executive Officer and travel costs offset by an increase in professional fees, insurance costs and operating expenses in general.

Interest Income – Interest income decreased $16,867 to $5,217 for the three months ended September 30, 2019 from $22,084 for the three months ended September 30, 2019. The decrease is due to a decrease in the cash and cash equivalents.

Change in fair value of derivative – Change in fair value of derivative for the three months ended September 30, 2019 increased $245,976 to $421,527 from $175,551 for the three months ended September 30, 2018.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the three months ended September 30, 2019, the Company had a net loss of ($1,561,133), or ($0.41) per share on a fully diluted basis compared to a net loss of ($1,841,463) or ($0.53) per share on a fully diluted basis for the three months ended September 30, 2018. The decrease in the net loss for the three-months ended September 30, 2019 is attributable mainly to an increase in the Change in fair value of derivatives of $245,976 and a decrease in operating expenses of $51,221. Additionally, the cost of compensation paid in Company securities was reduced.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $874,953, and prepaid expenses of $220,795, as of September 30, 2019, accounts payable and accrued expenses were $1,432,433, inclusive of account payables of $714,417 to a related party. At September 30, 2019, we reported a derivative liability of $1,224,079 arising from warrants issued in conjunction with a registered direct offering. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of approximately $93,678,000 at September 30, 2019. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2019, the Company had available cash and cash equivalents of approximately $.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

The Company has made several adjustments to its past expenditures in the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the shingles drug candidate against VZV into human clinical trials. Management’s budget indicates that these changes have freed up sufficient funds to allow for the costs of the external advanced IND-enabling studies of this drug candidate. Management has considered several options for financing the net working capital deficit as well as to obtain additional funds that will be needed for future human clinical trials. The Company is also evaluating the possibility of obtaining a mortgage on its fully owned cGMP-capable laboratory facility in Shelton, CT, in order to free up a portion of the fixed capital for usage as liquid working capital.

We will be required to raise additional funds. To this end, the Board of Directors agreed to engage Maxim Group, LLC, in July 2019 and filed a registration statement on Form S-1 for follow-on public offering with the SEC on September 27, 2019. The Company performed a 20-for-1 reverse split of our capital stock which was effective on September 24, 2019. While there have been no fundamental changes in the Company’s business or drug development programs, the stock price declined further, trading well below the Company’s balance sheet value including fixed assets. The engagement of Maxim Group expired on October 31, 2019, and was not extended and the registration statement was withdrawn on November 5, 2019.

On November 7, 2019, the Company engaged Aegis Capital Corp to continue the offering. The amount of any capital raise is dependant upon and subject to the Company’s stock price and market conditions.

Management is actively exploring additional required funding through debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that the results of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. The Company believes that it will need to raise additional capital by way of equity, debt, debentures, or other methods, to support the upcoming clinical trials and operational expenses.

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

While the Company continues to incur significant operating losses with significant capital requirements, the Company has been able to finance its business through sale of its securities. The Company has in the past adjusted its priorities and goals in line with the cash on hand and capital availability. The Company believes it will continue to adjust its priorities of drug development and its plan of operations as necessary, if it is unable to raise sufficient funds for its multiple drug programs.

We anticipate undertaking additional expenditures towards the goal of filing at least one IND with the US FDA or another regulatory agency. We anticipate that we will need to raise additional funds to support these activities as well as the human clinical trials that would follow. Further development of other drug candidates in our drug pipeline will depend upon the availability of appropriate levels of additional funding. The Company believes it will continue to be able to successfully raise financing as needed. If we are unable to obtain additional financing, our business plan will be significantly delayed.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September 30, 2019.

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

As of September 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to material weaknesses in internal control over financial reporting described in Item 9A of our 10-K for the fiscal year ended June 30, 2019. These material weaknesses remain unremediated as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the reporting period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weaknesses described above.

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

The Company has established a financial reporting controls committee comprised of members of senior management and a member of the Audit Committee of the Board of Directors. The committee will provide oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of the aforesaid material weakness and identifying and testing for potential internal control weakness in the financial reporting process to assure reliability and accuracy.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended September 30, 2019 the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $4,138, for the three months ended September 30, 2019 related to these issuances. There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a Change of Control of the Company as more fully described in the Certificate of Designation.

For the three months ended September 30, 2019, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.88 per share expiring in August 2023.

For the three months ended September 30, 2019, the Company’s Board of Directors authorized the issuance of 6,201 fully vested shares of its common stock with a restrictive legend for consulting services.

For the three months ended September 30, 2019, the Company’s Board of Directors authorized the issuance of 2,553 fully vested shares of its common stock with a restrictive legend for director services.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 15, 2019	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 15, 2019	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)

