Form 10-Q
period 2019-12-31
NANOVIRICIDES, INC.
filed 2020-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

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

As of February 14, 2020, there were approximately 7,423,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at December 31, 2019 (Unaudited) and June 30, 2019	3

Statements of Operations for the Three and Six Months Ended December 31, 2019 and 2018 (Unaudited)	4

Statements of Changes in Stockholders’ Equity for the Periods from July 1, 2019 through December 31, 2019 (Unaudited) and from July 1, 2018 through December 31, 2018 (Unaudited)	5-6

Statements of Cash Flows for the Six Months Ended December 31, 2019 and 2018 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	49

PART II OTHER INFORMATION

Item 1. Legal Proceedings	50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	51

Item 4. Mine Safety Disclosures	51

Item 5. Other Information	51

Item 6. Exhibits and Reports on Form 8-K	51

Signatures	52

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$707,648	$2,555,207
Prepaid expenses	257,832	270,214
Deferred issuance costs	383,175	-
Total current assets	1,348,655	2,825,421

PROPERTY AND EQUIPMENT
Property and equipment	14,096,316	14,092,177
Accumulated depreciation	(4,210,604)	(3,864,930)
Property and equipment, net	9,885,712	10,227,247

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(96,431)	(92,296)
Trademark and patents, net	362,523	366,658

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	17,852	25,672
Other assets	21,367	29,187
Total assets	$11,618,257	$13,448,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Mortgage note payable – related party	$1,062,337	$-
Accounts payable	672,357	309,893
Accounts payable – related party	737,370	823,783
Derivative liability – warrants	1,371,157	1,645,606
Accrued expenses	52,632	68,871
Total current liabilities	3,895,853	2,848,153

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 425,000 shares designated, 366,488 and 255,714 shares issued and outstanding, at December 31, 2019 and June 30, 2019, respectively	366	256
Common stock, $0.001 par value; 7,500,000 shares authorized, 3,870,572 and 3,844,921 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	3,871	3,845
Additional paid-in capital	103,323,412	102,712,845
Accumulated deficit	(95,605,245)	(92,116,586)

Total stockholders' equity	7,722,404	10,600,360

Total liabilities and stockholders' equity	$11,618,257	$13,448,513

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
OPERATING EXPENSES
Research and development	$1,012,085	$1,657,838	$2,494,490	$3,024,779
General and administrative	622,347	711,360	1,127,819	1,383,517

Total operating expenses	1,634,432	2,369,198	3,622,309	4,408,296

LOSS FROM OPERATIONS	(1,634,432)	(2,369,198)	(3,622,309)	(4,408,296)

OTHER INCOME (EXPENSE):
Interest income	784	15,565	6,001	37,749
Interest expense	(4,131)	-	(4,131)	-
Loss on issuance of Series A preferred stock for accounts payable – related party	(142,669)	-	(142,669)	-
Change in fair value of derivative	(147,078)	122,541	274,449	298,092

Other (expense) income	(293,094)	138,206	133,650	335,841

LOSS BEFORE INCOME TAX PROVISION	(1,927,526)	(2,230,992)	(3,488,659)	(4,072,455)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(1,927,526)	$(2,230,992)	$(3,488,659)	$(4,072,455)

Net loss per common share- basic and diluted	$(0.50)	$(0.64)	$(0.91)	$(1.18)

Weighted average common shares outstanding- basic and diluted	3,853,858	3,469,193	3,849,437	3,464,246

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2019 through December 31, 2019

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	255,714	$256	3,844,921	$3,845	$102,712,845	$(92,116,586)	$10,600,360

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	51,398	-	51,398

Common stock issued for consulting and legal services rendered	-	-	6,201	6	26,994	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	908	-	908

Common shares issued for Directors fees	-	-	2,553	3	11,247	-	11,250

Net loss	-	-	-	-	-	(1,561,133)	(1,561,133)

Balance, September 30, 2019	256,101	$256	3,853,675	$3,854	$102,803,392	$(93,677,719)	$9,129,783

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	49,394	-	49,394

Common stock issued for consulting and legal services rendered	-	-	11,932	12	26,988	-	27,000

Series A Preferred Stock issued for accounts payable-related party	100,000	100	-	-	392,569	-	392,669

Series A Preferred Stock issued for loan origination fee	10,000	10	-	-	39,291	-	39,301

Warrants issued to Scientific Advisory Board	-	-	-	-	533	-	533

Common shares issued for Directors fees	-	-	4,965	5	11,245	-	11,250

Net loss	-	-	-	-	-	(1,927,526)	(1,927,526)

Balance, December 31, 2019	366,488	$366	3,870,572	$3,871	$103,323,412	$(95,605,245)	$7,722,404

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2018 through December 31, 2018

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	226,570	$227	3,458,587	$3,459	$101,352,724	$(83,692,146)	$17,664,264

Series A Preferred Stock issued for employee stock compensation	26,636	27	-	-	55,001	-	55,027

Common stock issued for consulting and legal services rendered	-	-	9,576	10	79,450	-	79,460

Stock options issued for compensation	-	-	-	-	11,920	-	11,920

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	966	1	7,499	-	7,500

Net loss	-	-	-	-	-	(1,841,463)	(1,841,463)

Balance, September 30, 2018	253,206	$254	3,469,129	$3,470	$101,508,137	$(85,533,609)	$15,978,251

Series A Preferred Stock issued for employee stock compensation	386	-	-	-	53,621	-	53,621

Common stock issued for consulting and legal services rendered	-	-	4,198	4	26,996	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	1,429	-	1,429

Common shares issued for Directors fees	-	-	1,743	2	11,248	-	11,250

Net loss	-	-	-	-	-	(2,230,992)	(2,230,992)

Balance, December 31, 2018	253,592	$254	3,457,070	$3,476	$101,601,431	$(87,764,601)	$13,840,559

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,488,659)	$(4,072,455)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	100,792	108,648
Loss on issuance of preferred shares for accounts payable- related party	142,669	-
Common shares issued as compensation and for services	76,500	125,210
Warrants granted to Scientific Advisory Board	1,441	2,972
Stock-based compensation expense	-	11,920
Depreciation	345,674	343,135
Amortization of loan origination fees	1,638	-
Amortization	4,135	4,136
Change in fair value of derivative liabilities	(274,449)	(298,092)
Changes in operating assets and liabilities:
Prepaid expenses	12,382	71,309
Other assets	7,820	2,850
Accounts payable	362,464	442
Accounts payable - related party	163,587	693,362
Accrued expenses	(16,239)	(114,000)

NET CASH USED IN OPERATING ACTIVITIES	(2,560,245)	(3,120,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,139)	(57,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable -related party	1,100,000	-
Deferred issuance costs	(383,175)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	716,825	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,847,559)	(3,178,099)
Cash and cash equivalents at beginning of period	2,555,207	7,081,771
Cash and cash equivalents at end of period	$707,648	$3,903,672
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Non-cash Financing and Investing Activities:
Series A preferred stock issued for accounts payable-related party	$250,000	-
Series A preferred stock issued for loan origination fee	$39,301	-

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

We are a company with several drugs in various stages of early development. In our lead antiviral program against herpes viruses, i.e. the HerpeCide™ program alone, we have drug candidates against at least five indications at different stages of development. Of these, the Company is advancing the shingles drug candidate towards human clinical trials. The IND-enabling Safety/Toxicology studies required for doing so began as of the end of December 2018 at the contract research organization (“CRO”) Bioanalytical Systems, Inc.(“BASi”), in Indiana. If successful, the Company intends to file an IND after receiving a formal report on these studies from BASi in the near future. In addition, our drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced studies and are expected to follow the shingles drug candidate into human clinical trials. Shingles in adults and chicken pox in children is caused by the same virus, namely VZV (Varicella-zoster virus, aka HHV-3 or human herpesvirus-3). There are estimated to be approximately 120,000-150,000 annual chickenpox cases in the USA in the post-vaccination-era, i.e. since childhood vaccination with the live attenuated varicella virus Oka strain has become standard. In addition, we have drugs in development against all influenzas in our FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

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

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at December 31, 2019 of approximately $95.6 million and a net loss of approximately $3.5 million and net cash used in operating activities of approximately $2.6 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2019, the Company had available cash and cash equivalents of approximately $0.7 million.

Management adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

The Company has made several adjustments to its past expenditures in the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the shingles drug candidate against VZV into human clinical trials. Management’s budget indicates that these changes have freed up sufficient funds to allow for the ensuing costs of the external advanced IND-enabling studies of this drug candidate. Management has advanced several options for financing the net working capital deficit as well as to obtain additional funds that will be needed for future human clinical trials.

On December 16, 2019, the Company entered into an Open End Mortgage Note with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. As of December 31, 2019, the Company had drawn down $1.1 million on this note.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour Pharma, Inc. (“TheraCour”), whereby TheraCour agreed to exchange a portion of the previously deferred development fees owed to TheraCour in the amount of $250,000 into 100,000 Series A preferred shares.

On November 7, 2019, the Company engaged Aegis Capital Corp for an underwritten offering pursuant to a Form S-1 filing. On January 21, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. Pursuant to the terms and conditions of the Underwriting Agreement, we agreed to issue and sell 2,500,000 shares of our common stock, par value $0.001 per share for $3.00 per share.  We also granted the underwriter an option to purchase up to an additional 375,000 shares of our common stock (together with the Underwritten Shares, the “Shares”) within 45 days after the date of the Underwriting Agreement to cover over-allotments, The offering was consummated on January 25, 2020. The Company sold the Underwritten Shares and the underwriter exercised its option to purchase an additional 375,000 shares of common stock at the public offering price of $3.00 per share. The net proceeds to the Company after underwriter's commission and agreed upon customary fees and expenses were approximately $7.8 million, before deducting the Company's legal and accounting expenses related to the Offering. See Note 11.

In addition, the Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company would likely experience improvement in the liquidity of the Company’s stock, and would eventually improve the Company’s ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. The Company believes that the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed on August 23, 2019.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31, 2019	December 31, 2018
Options and Warrants	375,012	221,174

Total potentially outstanding dilutive common shares	375,012	221,174

The Company has also issued 366,488 shares of Series A preferred stock to investors and others as of December 31, 2019. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2019, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,282,708 and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Deferred Issuance Costs

Deferred issuance costs consist of $383,175 of certain costs in connection with the Company’s S-1 registration and planned public offering. These costs together with any underwriter’s fees and discounts will be charged to additional paid-in capital upon closing of the public offering. note 11.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718) (“ASU 2018-07”): Improvements to Nonemployee Share Based Payment Accounting,” which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Upon transition, non-employee  awards are required to be measured at fair value as of the adoption date. The Company had adopted ASU 2018-07 as of July 1, 2019. The adoption of this ASU did not have a significant impact on its financial statements.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Anil R. Diwan	Chairman, President, acting CEO, significant stockholder and Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

	As of
	December 31, 2019	June 30, 2019
Account Payable – Related Party

Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (4) to pay an advance payment equal to twice the amount of the previous month’s invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company entered into an agreement with TheraCour for a waiver of the two months worth of prepaid balance advance of anticipated invoicing until the filing of an IND and the application of the current advance as a credit against current open invoices. Additionally, TheraCour agreed to defer $25,000 per month of development fees, beginning with July 2018 through December 31, 2019. On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour, whereby the Company and TheraCour agreed to the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour, and recognized a loss on the exchange of $142,669.
Accounts payable due TheraCour on the reporting date was

	$737,370	$823,783

	For the three months ended		For the six months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$-	$7,408	$4,139	$7,408

	For the three months ended		For the six months ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Research and Development Costs Paid to Related Party

Development fees and other costs charged by TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2019 and June 30, 2019	$543,108	$899,184	$1,119,315	$1,745,872

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note bears interest at the rate of 12% per annum and is secured by a mortgage granted against the Company’s headquarters. The unpaid principal balance is due and payable on December 15, 2020. The lender received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which is to be amortized over the one year term of the loan using effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. for the assumptions used in calculating the fair value of the preferred shares. The conversion of the shares is triggered by a Change of Control. See note 7 for inputs used in calculation of fair value. Amortization expense on the loan origination fee was $1,638 for both the three and six months ended December 31, 2019. As of December 31, 2019, the Company has drawn down $1.1 million of this loan and may, at its option, draw down the remainder of the loan. Interest is payable only on the amount drawn down. The lender has escrowed $132,000 of interest payable pursuant to the Loan. For both the three and six months ended December 31, 2019, the Company incurred interest expense of $2,493 which reduced the interest escrow balance included in prepaid expenses.

At December 31, 2019, motgage note payable – related party consisted of :

Mortgage note payable	$1,100,000
Less: unamortized loan origination fee	(37,663)
$1,062,337

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2019	June 30, 2019
GMP Facility	$8,020,471	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,752,457	5,748,318

Total Property and Equipment	14,096,316	14,092,177

Less Accumulated Depreciation	(4,210,604)	(3,864,930)
Property and Equipment, Net	$9,885,712	$10,227,247

Depreciation expense for the three months ended December 31, 2019 and 2018 were $172,863 and $171,815, respectively, and for the six months ended December 31, 2019 and 2018 were $345,674 and $343,135, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2019	June 30, 2019
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(96,431)	(92,296)
Trademarks and Patents, Net	$362,523	$366,658

Amortization expense amounted to $2,067 and $2,067 for each of the three month periods ended December 31, 2019 and 2018 and $4,135 and $4,136 for the six months ended December 31, 2019 and 2018, respectively.

Note 7- Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 shares of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $47,260 and $94,520, respectively, for the three and six months ended December 31, 2019. The balance of $277,130 will be recognized as the shares vest and service is rendered.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 10,000 fully vested shares of its Series A preferred stock for a loan origination fee to a related party with fair value of $39,301.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 100,000 fully vested shares of its Series A preferred stock with a fair value of $392,669 in exchange for $250,000 of previously deferred development fees to a related party and recognized a loss on the exchange of $142,669.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively, fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $2,134 and $6,272, respectively, for the three and six months ended December 31, 2019 related to these issuances.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2019	129	1,472
8/31/2019	129	1,345
9/30/2019	129	1,321
10/31/2019	129	628
11/30/2019	129	677
12/16/2019	10,000	39,301
12/17/2019	100,000	392,669
12/31/2019	129	829
	110,774	$438,242

There is currently no market for the shares of Series A Convertible Preferred Stock and they can only be converted into shares of Common Stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Convertible Preferred Stock granted to various employees and others on the date of grant. The Series A Convertible Preferred Stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Convertible Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $2.03 to $2.60

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 14.9% to 18.3% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 1.08 to .92 years;

f.	29.30% to 46.06% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 80.41% to 81.54% volatility, 1.73% to 1.69% risk free rate) applied to the converted common shares.

During the six months ended December 31, 2019, the SAB was granted in August 2019 fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.88 per share expiring in August 2022 and in November 2019 572 fully vested warrants to purchase shares of common stock with an exercise price of $2.63 per share expiring in November 2023. The fair value of the warrants was $533 for the three months ended December 31, 2019 and $1,441 for the six months ended December 31, 2019 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	47.99-55.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.51-2.93%

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 11,932 and 18,133, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $54,000 for the three and six months ended December 31, 2019, respectively, which was the fair value on the dates of issuance.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 4,965 and 7,518, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $22,500 for the three and six months, respectively, which was the fair value on the dates of issuance.

Note 8 - Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2019	398,156	$18.20	4.69	$-

Granted	1,144	4.26	4.0	-

Expired	29,288	77.61	-	-
Outstanding and exercisable at December 31, 2019	370,012	$13.45	4.53	$-

Of the above warrants 1,713 expire in fiscal year ending June 30, 2020, 2,858 expire in fiscal year ending June 30, 2021, 2,287 expire in the fiscal year ending June 30, 2022, 14,787 warrants expire in the fiscal year ending June 30, 2023, 1,142 warrants expire in the fiscal year ending June 30, 2024 and 347,225 expire in the fiscal year ending June 30, 2025.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2019	5,000	$10.00	2.17	$-

Granted	-	-	-	-

Forfeited	-	-	-	-

Outstanding at December 31, 2019	5,000	10.00	1.67	-

The options expire on August 31, 2021

Note 9 - Fair Value Measurement

Fair value measurements

At December 31, 2019 and June 30, 2019 the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at
	December 31, 2019:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - warrants	$-	$-	$1,371,157

	Fair Value Measurements at
	June 30, 2019:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - warrants	$-	$-	$1,645,606

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

The Warrants were valued as of December 31, 2019 and June 30, 2019 with the following assumptions:

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

-	The holder would exercise the warrant at maturity if the stock price was above the project reset prices.

-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% of market triggering a reset event and exercise price adjustment.

-	The fundamental transaction projected with 0% probability increasing 1% per quarter to maximum of 10% and settlement based on the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period.

1 Year
12/31/19	84.3%
6/30/19	76.1%

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended December 31, 2019:

Fair Value Measurement

Fair Value Measurement
Using Significant Unobservable Inputs
Derivative Liability- Warrant
Beginning balance at July 1, 2019	$1,645,606
Additions during the year	-
Change in fair value	(274,449)
Transfer in and out of Level 3	-
Balance at December 31, 2019	$1,371,157

Note 10 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company. See note 11 Subsequent Events.

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

License Agreements

The Company is dependent upon its license agreements with TheraCour (See Notes 1 and 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. On November 1, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

Note 11 – Subsequent events

On January 21, 2020, the Company entered into an Underwriting Agreement with Aegis Capital Corp. Pursuant to the terms and conditions of the Underwriting Agreement, we agreed to issue and sell 2,500,000 shares of our common stock, par value $0.001 per share, at a price to the public of $3.00 per share. Pursuant to the Underwriting Agreement, we also granted the underwriter an option to purchase up to an additional 375,000 shares of our common stock within 45 days after the date of the Underwriting Agreement to cover over-allotments, if any. The Final Prospectus for the offering was filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(1) of the Securities Act of 1933, as amended, on January 23, 2020.

The offering was consummated on January 25, 2020. The Company sold the Underwritten Shares and the underwriter exercised its option to purchase an additional 375,000 shares of common stock at the public offering price of $3.00 per share. The net proceeds to the Company after underwriter's commission and agreed upon customary fees and expenses were approximately $7.78 million, before deducting the Company's legal and accounting expenses related to the Offering.

On January 24, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the investor parties (collectively, the “Investors”) to that certain Securities Purchase Agreement dated as of February 27, 2019 (the "Securities Purchase Agreement") to settle an action commenced by the Investors to, among other things, enjoin the Company’s previously disclosed underwritten public offering (the “Action”). The Company and each of the Investors agreed to enter into an Exchange Agreement with the Company to more fully implement the terms of a binding term sheet attached to the Settlement Agreement.

As was previously disclosed, on February 27, 2019 we had entered into the Securities Purchase Agreement pursuant to which we issued the Investors an aggregate of 347,222 shares of our common stock, par value $0.001 per share (the “Common Stock”) and warrants (the “Old Warrants”) to purchase an additional 347,222 shares of Common Stock). On January 27, 2020, the Company entered into an Exchange Agreement with each of the Investors. Pursuant to the terms and conditions of the Exchange Agreement, the Investors agreed to terminate certain restrictive covenants in the Securities Purchase Agreement, including a bar on all offerings of securities below the exercise price of the Old Warrants, and the Company agreed to exchange all of the Investors’ Old Warrants for an aggregate of (i) 677,224 shares of Common Stock and (ii) warrants to purchase 347,222 shares of Common Stock at an exercise price of $3.00 per share (the “New Warrants”). The New Warrants are, subject to the availability of authorized shares of Common Stock of which there are none today, immediately exercisable and expire on August 27, 2024. The Exchange Agreement contains customary representations, warranties and covenants made by us. The Exchange Agreement closed on January 29, 2020.

The exercise price of the New Warrants is subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders and upon issuances of Common Stock below the exercise price of the New Warrants. The exercise of the New Warrants is subject to certain beneficial ownership and other limitations set forth in the New Warrants.

On February 11, 2020, the Company and Dr. Diwan mutually agreed to extend the maturity date of the note at the Company’s option, to March 15, 2021, with the rest of the terms remaining the same.

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

NanoViricides is one of a few bio-pharma companies that possess its own facilities to support all of its drug development activities from discovery, optimization, pre-clinical large scale production, to clinical cGMP production of its drug candidates. The Company has its own lab and cGMP-capable flexible custom manufacturing facility where any of our drug candidates can be produced in multi-kilogram quantities to support corresponding IND-enabling tox package studies, initial human clinical trials, and possibly, initial revenue-generating commercialization batches. This has enabled rapid translation of our first drug candidate to the IND application stage, saving years of manufacturing translation and set-up activities, as well as saving several millions of dollars of external costs, while ensuring requisite quality assurance, as compared to using a contract manufacturing organization (“CMO”) for our complex nanomedicine drugs. We believe these benefits will continue to accrue as our first drug candidate goes through human clinical trials into commercialization, and will also accrue for the multitude of candidates in our broad drug pipeline.

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

The Company is in the process of writing and completing its first IND (“Investigational New Drug”) application to the US FDA. This application is for the use of the NV-HHV-101 skin cream for the treatment of shingles rash, caused by VZV (varicella-zoster virus). The IND-enabling and required pre-clinical studies have been completed, and draft reports of almost all of the analyses of the samples resulting from these studies are being circulated between parties involved for completion. The Company cannot project an exact date for filing an IND because of its dependence on a number of external collaborators and consultants.

The Company anticipates that, as the NV-HHV-101 Shingles indication goes into human clinical testing, we would develop clinical candidates for topical treatment of HSV-1 “cold sores” and HSV-2 “genital ulcers”. Additional indications for these drug candidates or their derivatives as needed for different routes of administration and other considerations, are expected to expand the pipeline wider in the near future. As these programs mature, the Company intends to re-engage its FluCide and HIVCide programs.

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

Thus, the Company’s technology has substantial capabilities and applications, and the potential to attack as-yet-unsolved problems caused by viral infection, and thus lead to a great health benefit to individuals and societies. The Company has a bright future with expanding a pipeline, as we further the research programs driving towards cures beyond our current objectives of effective treatments.

We have declared a clinical drug candidate, namely, NV-HHV-101, with its first indication as the dermal topical treatment of shingles rash (as a skin cream), and we have had a positive pre-IND application response from the US FDA for our drug development plan. The Company has completed the IND-enabling required safety/toxicology studies foir this drug candidate, and we are in the process of obtaining final reports from the various external collaborators and compiling the IND application, as of this writing, subsequent to the reporting period. We are receiving updates from the collaborators as they prepare draft of results, and we have been publishing these updates through the Company’s press releases. We are awaiting final cGLP reports from these external collaborators. We are also in discussions for clinical sites and for finalizing clinical programs with various consultants and vendors. Once these reports are available to us, and a final clinical program is defined, we will be able to complete the IND application for submission to the US FDA. The Company is developing its clinical program for NV-HHV-101, formulated as a skin cream for topical application, with the help of regulatory affairs experts from the Biologics Consulting Group, Inc., Alexandria, VA, and other industry experts.

During this reported quarter and until the date of this writing, we have mostly been busy with completing required tasks that are necessary for the IND application. These include both external and internal tasks. The testing of samples from safety/toxicology studies for various aspects has been completed as of this writing, and draft reports of all analyses have been exchanged between various collaborators. We have prepared and analyzed impurities as required for the CMC (“Chemistry, Manufacture, and Controls”) section. We are now in discussions regarding clinical site(s) selection, and clinical protocol definition, a task that has continued past the reporting period.

Financing

On December 16, 2019, the Company entered into an Open End Mortgage Note with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. The Company has drawn down $1.1 million on this note as of December 31, 2019. The Company is not required to draw down the remaining $0.9 million of the note. Subsequently, on February 11, 2020, the Company and Dr. Diwan have mutually agreed to extend the maturity date of the note, at the Company’s option, to March 15, 2021, with the rest of the terms remaining the same.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour Pharma, Inc. (“TheraCour”), whereby TheraCour agreed to exchange a portion of the previously deferred development fees owed to TheraCour in the amount of $250,000 into 100,000 Series A preferred shares with a fair value of $392,669. The Company recognized a loss on the exchange of $142,669.

The terms of the loan from Dr. Diwan, and the terms of the agreement for the satisfaction of certain current liabilities with TheraCour Pharma, Inc., were accepted by the independent members of the Company's Board of Directors, with Dr. Diwan recused from any discussions. Together, these two transactions have effectively provided a total of $1.35 million of cash infusion into the Company during the reported quarter, and made available an additional $0.9 million, significantly improving the Company’s cash position and liquidity.

Subsequent Financing.

On January 25, 2020, subsequent to the reporting period, the Company announced that it had completed an underwritten public offering (the “Offering”) with gross proceeds of $8.625 million before deducting underwriting discounts and other estimated offering expenses. The Offering included 2,500,000 shares of the Company’s common stock and 375,000 additional shares from the exercise of the underwriter’s option to purchase to cover over-allotments at the public offering price of $3.00 per share.

On January 24, 2020, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the investor parties (collectively, the “Investors”) to that certain Securities Purchase Agreement dated as of February 27, 2019 (the "Securities Purchase Agreement") to settle an action commenced by the Investors to, among other things, enjoin the Company’s previously disclosed underwritten public offering (the “Action”). The Company and each of the Investors agreed to enter into an Exchange Agreement with the Company to more fully implement the terms of a binding term sheet attached to the Settlement Agreement.

On February 27, 2019 we had entered into the Securities Purchase Agreement pursuant to which we issued the investors an aggregate of 347,222 shares of our common stock, par value $0.001 per share (the “Common Stock” and  warrants (the “Old Warrants”) to purchase an additional 347,222 shares of Common Stock). On January 27, 2020, the Company entered into an Exchange Agreement with each of the investors. Pursuant to the terms and conditions of the Exchange Agreement, the investors agreed to terminate certain restrictive covenants in the Securities Purchase Agreement, including a bar on all offerings of securities below the exercise price of the Old Warrants, and the Company agreed to exchange all of the investors’ Old Warrants for an aggregate of (i) 677,224 shares of Common Stock and (ii) warrants to purchase 347,222 shares of Common Stock at an exercise price of $3.00 per share (the “New Warrants”). The New Warrants are, subject to the availability of authorized shares of Common Stock of which there are none today, immediately exercisable and expire on August 27, 2024. The Exchange Agreement contains customary representations, warranties and covenants made by us. The Exchange Agreement closed on January 29, 2020.

The exercise price of the New Warrants is subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders and upon issuances of Common Stock below the exercise price of the New Warrants. The exercise of the New Warrants is subject to certain beneficial ownership and other limitations set forth in the New Warrants.

The Novel Coronavirus Pneumonia (“NCP”) Epidemic

Subsequent to the reporting period, on January 30, 2020, the Company confirmed in a press release that it has undertaken an effort to develop a treatment for the novel 2019-nCoV coronavirus outbreak that appears to have started around November-December 2019 in Wuhan, China. The new 2019-nCoV is known to be closely related to the SARS-CoV of 2002-2003 epidemic. In fact it has been shown to use the same cell surface receptor as SARS-CoV, namely ACE2. The Company determined, based on molecular modeling screening that it had in its chemicals library ligands that could bind to SARS-CoV S1 spike protein at the same position where the S1 binds to the human receptor ACE2. It is a reasonable expectation that these relatively broad-spectrum ligands would also be able to bind the S1 spike protein of the NCP coronavirus in the same fashion. The Company intends to generate nanoviricides based on these ligands and test them in our own BSL2 virology lab facility against known available human pathogen coronaviruses, including those that use ACE2 as the cellular receptor. The Company has the capacity to produce several thousand doses of the potential drug at its cGMP-capable multi-purpose manufacturing facility in Shelton, CT. If this screening produces positive results, then the Company anticipates obtaining assistance from US government and international agencies for further testing and potential exploratory clinical use to combat the epidemic. The Company does not at present have any active collaborations with US or international agencies for this purpose. Even if the Company can develop a potential drug candidate, significant support and participation from US and international agencies would be required to make it available to patients, including for taking it through exploratory clinical trials. The outbreak was declared a global emergency by the WHO on the same date, January, 30th, 2020.

The Company has expertise in developing broad-spectrum antivirals based on mimicking human cellular receptors. For example, NV-HHV-101, the Company’s lead drug candidate, which was developed using virus-binding ligands mimicking the binding of HVEM with HSV has been shown to be effective against not only HSV-1 and HSV-2, but also was found to be highly effective against VZV, which is a distantly related non-simplex herpesvirus. The Company’s business model is based on licensing technology from TheraCour Pharma Inc. (“TheraCour”) for specific application verticals of specific viruses, as established at its foundation in 2005. Currently the Company does not have a license for coronaviruses from TheraCour. Previously in 2013-2014, when the Company initiated work on the MERS coronavirus, and after initial drug candidates were synthesized, they did not get tested against the virus. At that time the Company did not have its own BSL2 virology facility and depended upon external collaborations for the testing. A collaboration for testing of its drug candidates against MERS was developed with Public Health England. However, due to the Ebola epidemic of 2014-2015, the focus of international agencies shifted to Ebola virus. The Company did not pursue a license for coronaviruses. Historically, the Company has pursued licenses after completing initial work that suggests a potential for developing a successful antiviral, such as cell culture or animal model studies for effectiveness against the virus. ThereCour, a principal shareholder and the licensor of the technology we use, has not denied any licenses sought by the Company to date. Dr. Diwan, the Company’s President and Chairman, owns approximately 90% of TheraCour, a privately held company.

Subsequent to the reporting period, Dr. Anil Diwan, the Company’s President and Chairman of the Board was interviewed on Fox Business News (“FBN”), on the Kennedy Show, at approximately 9:15 pm on January 23, 2020. The Company has licensed a copy of the video excerpt from FBN and it is available on the Company’s website (www.nanoviricides.com) under the heading “NanoViricides In the News”, by clicking on “Dr. Anil Diwan on Fox Business - 01/23/2020 - By - Kennedy”.

The Company sent out a press release on February 4, 2020 detailing the interview, in which Dr. Diwan explained certain potential applications of the nanoviricide technology that can enable preparedness against novel viral outbreaks, in that, it allows for quick screening and picking an effective nanoviricide from a library-on-a-chip.

On January 28, 2020, Dr. Diwan was interviewed on the Stuart Varney Show on FBN. The Company has licensed a copy of the video excerpt from FBN and it is available on the Company’s website (www.nanoviricides.com), home page, under the heading  “Dr. Anil Diwan on Fox Business - 01/28/2020”.

The Company believes that, based on feedback from industry research analysts, the major milestone of the IND filing of its first drug, which we believe will happen in the near future, should serve as a major value inflection point, as has generally been seen in the biopharma sector.

An unapproved exploratory drug, namely, remdesivir, (Gilead, CA), in the class of nucleotide analog prodrugs, has entered into exploratory clinical studies for the 2019 novel coronavirus in China already. Nucleotide analogs are drugs that viruses have been generally able to escape by mutations. Therefore, the Company believes that a pathway would become available if the Company can produce the drug candidate soon enough and if it proves effective in cell culture studies against coronaviruses related to the 2019-nCoV that are available for such testing.

As of February 10, 2020, reports suggest that the NCP new infection rate, i.e. the increase in number of proven new cases per day, is stabilizing. The total mortality currently stands at about 900+, with confirmed infections in 40,171 patients and additional 187,518 people under medical observation, in China, as reported by BBC news (https://apple.news/AKBIYmjkSSTqnFYzwa98nog). The virus has spread to at least 28 countries, but the number of cases in other locales are relatively small. The outbreak was declared a global emergency by the WHO on  January 30, 2020. Fox News has reported in an opinion piece that Dr. Robert Siegel, M.D., Ph.D., Professor in the Department of Microbiology and Immunology at Stanford University, suggests that Coronavirus epidemic could be contained in months and that global pandemic is unlikely (https://apple.news/AvF6yeY6sQ76V-F9KgCUFkg). Dr. Siegel suggests that a possible scenario is that this coronavirus will be contained, and be gone, or that it will continue to reemerge frequently afterwards, as is seen with MERS (Middle East Respiratory Syndrome) coronavirus, or with Ebola. A third less likely scenario, he said, is that NCP may not be contained, and may remain as an ongoing source of human infection, as we have seen with Zika and West Nile viruses.

Several coronaviruses have become endemic human pathogens, such as HCoV- 229E, NL63, OC43, and HKU1. These continually circulate in the human population and cause respiratory infections in adults and children world-wide. In contrast, SARS-CoV has caused only one well-known epidemic, with a mortality rate of about 9%, and MERS-CoV has caused repeated outbreaks, with mortality rates approaching 35%.

The Company’s top priority remains working on its first IND application for NV-HHV-101. The Company intends to solicit interest and financing from government agencies in order to accelerate its work on the coronaviruses and novel pathogens.

NV-HHV-101 – The Company’s Lead Candidate in the HerpeCide™ Program, with First Indication as a Skin Cream for the Treatment of Shingles Rash

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

On January 9, 2020, subsequent to the reporting period, the Company announced that its lead drug candidate, NV-HHV-101, was found to be safe in terms of potential genotoxicity in the suite of tests that were performed by an independent laboratory. The drug did not induce mutations in bacteria and did not cause chromosomal damage in human cells.

In the Ames test, NV-HHV-101 was negative for the ability to induce mutations in genes of several strains of Salmonella typhimurium and of Escherichia coli, both in the presence and absence of an exogenous metabolic activation system. The Ames test is used to assess the direct ability of a drug to cause mutations in DNA or genes, using bacterial cells. Similarly, in the standard “Micronucleus” test NV-HHV-101 was negative at all doses tested for the induction of chromosomal damage in the human TK6 cell line, both in the presence and absence of the exogenous metabolic activation system. The Micronucleus test is used to assess the potential of a drug candidate to cause chromosomal damage in human cells.

These tests, taken together, are conducted to identify potential carcinogens. These tests are conducted in the presence and absence of metabolic activation system. This is because metabolism of a drug can cause the formation of potential carcinogens. A high, but not complete, correlation has been found between carcinogenicity in animals and mutagenicity in the Ames test or chromosomal damage in the micronucleus test. NV-HHV-101 was found to have no DNA, gene, or chromosome damaging activity in these tests. The US FDA and other international regulatory authorities require these genetic toxicological studies to support the Investigational New Drug (IND) Applications for entering human clinical trials.

The Company held its annual meeting of shareholders on Saturday, December 7, 2019 at 10:00 a.m., Eastern Daylight Time. The meeting was held at the Sheraton Stamford Hotel, 700 East Main Street, Stamford Connecticut 06901. Upon adjournment of the business portion of the meeting, it was opened for questions from shareholders. In response to questions from shareholders regarding a timeline for the Company’s first IND filing with the US FDA, Dr. Diwan reported that the timeline was extremely dependent on external collaborators, and as such, the Company could not provide a projected date for filing of the IND. However, the Company anticipates that the IND package could be ready in the next eight weeks or so, if all goes well, and if we obtain all of the external reports expeditiously. He added that the IND package is then required to be converted into the “eCTD” (“electronic Common Technical Document”) format in order to be submitted to the US FDA. He stressed that this timeline projection had a high degree of uncertainty due to dependence on multiple external factors, and that the Company is doing its best to finish the task as soon as possible.

Dr. Diwan emphasized that the Company had tested the drug candidate in a human skin-based model of VZV infection, albeit ex vivo (i.e. using human skin patches cultured in petri dishes, not in human beings), for effectiveness as well as for safety. This testing was performed by Professor Jennifer Moffat at the Upstate Medical Center, SUNY, Syracuse, NY. Professor Moffat is an expert in VZV, shingles, and chickenpox.

Given that the testing in human skin patches was successful, the risk in human clinical trials is expected to be relatively minimal, as compared to drugs that are developed using animal models of disease.

Dr. Diwan also stressed that the Company had gone to great lengths to develop analytical techniques and perform characterization of the manufactured drug in order to de-risk the manufacturing quality and to provide well characterized, cGMP manufactured materials for the anticipated clinical programs. He noted that nanomedicines such as the Company’s nanoviricides are complex materials that, as a class, have been challenging to characterize, and that the Company is learning from past failures in this class of drugs. He reported that the Company has therefore spent substantial amount of time in developing analytical techniques and critical quality attributes in order to be able to manufacture consistent quality of drug from batch to batch.

In response to questions regarding financing, Dr. Diwan reported that he had provided a personal debt commitment to the Company for $2 million to bridge over the current cash flow situation and to be able to complete an IND filing. He also reported that the Company had filed for an underwritten common-stock-only secondary public offering on Form S-1 with the SEC on November 27th, 2019, and that the Company is awaiting SEC clearance in order to execute on the sale of common stock under this offering to bolster its cash position.

In response to additional questions requesting more details on NV-HHV-101 development, Dr. Diwan provided further information on the activities that are going on towards the filing of the first IND of the Company, namely, NV-HHV-101 for the topical dermal treatment of shingles rash. He reported that “The in-life animal studies portions of the required GLP safety/toxicology studies were already completed and resulting blood samples were sent by the contract research organization, Bioanalytical Systems, Inc. (“BASi”) in, Indiana, to other laboratories for different analyses. The Company had also sent the NV-HHV-101 drug product for other required testing to other laboratories. Most of the studies have been completed by the external collaborators and the Company is awaiting draft reports from the completed studies to guide the IND application drafting. Thereafter, the Company will need the final quality-controlled documents of the required safety/toxicology and related studies from these external collaborators for inclusion in the IND package. The Company is already working on the Chemistry, Manufacture, and Controls section of the IND filing. The Company is also in the process of retaining consultants to help develop the clinical protocols to be included in the IND. The Company is also in the process of identifying and contracting with a clinical contract research organization with expertise in VZV shingles studies. Finally, the Company is in the process of retaining a consultant for performing the required conversion of the IND package documents into the standardized eCTD format. This last step of conversion to eCTD format is expected to take at least two weeks, according to the consultant.” He concluded that, “With so many external dependencies, the Company cannot predict or provide guidance for a projected date for the IND filing. However, the development is on track and we anticipate filing an IND as soon as we can complete the application development and eCTD conversion.”

Previously on August 5, 2019, the Company reported that its first drug candidate, NV-HHV-101, has been found to be safe and well tolerated in the clinical observation portion of the GLP Safety/Toxicology study of NV-HHV-101 as a dermal treatment, and thus is on track with required preclinical GLP Safety and Toxicology studies moving towards human clinical trials.

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

While the Company has been focused on cGMP production, scale-up, and establishment of required characterization and analytical tools, we have brought down our cash expenditure rate significantly, to approximately $1.3 Million per quarter by reducing our workforce and by stopping work on all other programs except the HerpeCide program.

As of December 31, 2019, the Company had approximately $0.7 million of cash and cash equivalents plus approximately $258,000 of pre-paid expenses in hand. This includes a draw of $1.1 million from the debt facility provided by Dr. Diwan to the Company. In addition, the Company has property and equipment assets with a carrying value of approximately $9.9 million after depreciation, comprised of our cGMP manufacturing and R&D lab facilities in Shelton, CT, and certain specialized lab equipment units. Net cash used in operating activities for the six months ended December 31, 2019 was approximately $2.6 million, as compared to $3.1 million for the six months ended December 31, 2018.

With the subsequent financing that was completed on January 25, 2020, resulting in net proceeds to the Company after underwriter's commission and agreed upon customary fees and expenses of approximately $7.8 million, before deducting the Company's legal and accounting expenses related to the offering, the Company believes that its existing resources will be sufficient to fund its planned operations and expenditures, including estimated costs of initial human clinical trials of its lead drug candidate, for at least the next twelve months from the issuance of this report. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows.

The Company is in discussions regarding freeing up its fixed capital for use as working capital by obtaining a mortgage, from an institutional lender, secured by our cGMP manufacturing and R&D lab facility in Shelton, CT. The Company is also pursuing additional equity-based transactions. Based on our current discussions, we believe that we will be successful in obtaining the required financing to be able to continue our programs. However, there can be no assurance that any of these commitments or discussions will result in actual financing at this time or that such financing would be on terms that are favorable to the Company. If the Company cannot raise the additional financing, our business plan will need to be significantly restructured.

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

Our polymer backbone itself is designed based on the route of administration. In the case of the shingles drug candidate, as well as for HSV-1 cold sores, and for HSV-2 genital ulcers, the route is dermal topical application.

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

We have contracted NorthEast BioLab, Hamden CT, to conduct the bio-analytical studies and facilitate the toxicokinetic analyses of NV-HHV-101. These studies and analyses are part of the required general safety and toxicology studies that will go into an IND Application to the US FDA. NorthEast BioLab has already performed the bio-analytical assay development and validation and is in the process of determining the concentrations of NV-HHV-101 in blood samples from the general safety and toxicology studies that are required for IND.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2019, we had cash and cash equivalents of $707,648, prepaid expenses of $257,832 and net property and equipment of $9,885,712. The Company drew down $1.1 million from a credit facility, provided by Dr. Anil Diwan, the Company’s President and collateralized by the Company’s Shelton facility. Accounts payable and accrued expenses were $1,462,359, inclusive of account payables of $737,370 to a related party. At December 31, 2019, we reported a derivative liability of $1,371,157 arising from warrants issued in conjunction with a registered direct offering in February, 2019. Stockholders’ equity was $7,722,404 at December 31, 2019.

In comparison, as of June 30, 2019, we had cash and cash equivalents of $2,555,207, prepaid expenses of $270,214 and net property and equipment of $10,227,247. Accounts payable and accrued expenses were $1,202,547, inclusive of account payables of $823,783 to a related party. Stockholders’ equity was $10,600,360 at June 30, 2019.

During the six-month period ended December 31, 2019 we used approximately $2,560,000 in cash toward operating activities. During the six-month period ended December 31, 2018 we used approximately $3,120,000 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the January 24, 2020 underwritten offering it has sufficient funds in hand for initial human clinical trials of its first drug candidate, NV-HHV-101. Management believes we will have to raise additional capital to fund and perform additional projected work, including further required clinical trials of the first drug candidate towards approval, as well as engaging in further IND-enabling development and subsequent anticipated IND filings of human clinical trials of additional HerpeCide program drug candidates.

The Company does not currently have any revenue. All of the Company’s products are in the development stage and require successful development through regulatory processes before commercialization. We have generated funding through the issuances of debt and private placement of common stock and also the sale of our registered securities. Except for the debt facility provided by Dr. Diwan and trade payables, the Company does not currently have any short or long-term debt. We have not generated any revenues and we may not be able to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

We believe that we have developed sufficient data on our first drug candidate, NV-HHV-101, to support an IND filing, and are now preparing the IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients. The FDA may require additional studies to be done before approving the IND. Assuming that the FDA allows us to conduct human clinical studies as we intend to propose, we believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy of one of the drugs under development in human clinical studies. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further Phase II and Phase III human clinical studies, additional studies in animal models to obtain any necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates towards drug approval or licensure from regulatory agencies. In addition, we also plan to develop the same drug for commercial approval for additional indications for the same drug, such as pediatric applications, special case applications for certain classes of immune-compromised patients, among others, provided that appropriate levels of funding become available. We believe that adding further indications would significantly expand market penetration and improve return on investment for our drugs.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and six month periods ended December 31, 2019 and 2018.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2019 decreased $645,753 to $1,012,085 from $1,657,838 for the three months ended December 31, 2018, and for the six months ended December 31, 2019 decreased $530,289 to $2,494,490 from $3,024,779 for the six months ended December 31, 2018. The decrease in the cost of research and development for the three and six months ended December 31, 2019 is due to decreases in outside laboratory fees to collaborators, laboratory staffing and lab supplies and materials during the three and six-month periods ended December 31, 2019.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2019 decreased $89,013 to $622,347 from $711,360 for the three months ended December 31, 2018, and  for the six months ended December 31, 2019 decreased $255,698 to $1,127,819 from $1,383,517 for the six months ended December 31, 2018. The decrease in expenses during the three and six month periods ended December 31, 2019 compared to the prior periods resulted primarily from decreases in officers compensation arising from the resignation of the Company’s former Chief Executive Officer and travel costs offset by an increase in professional and consulting fees, insurance costs and operating expenses in general.

Interest Income – Interest income for the three months ended December 31, 2019 decreased $14,781 to $784 from $15,565 for the three months ended December 31, 2018 and decreased $31,748 to $6,001 for the six months ended December 31, 2019 from $37,749 for the six months ended December 31, 2019. The decrease for the three and six months period ended December 31, 2019 is due to a decrease in the cash and cash equivalents.

Interest Expense – Interest expense increased $4,131 for the three and six months ended December 31, 2019 from $-0- for the three and six months ended December 31, 2018. The increase is a result of the interest paid on an Open End Mortgage Note and amortization of the loan origination fee.

Loss on issuance of Series A preferred stock for accounts payable – related party – Loss of $142,669 represents the difference on the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 of previously deferred development fees owed to Theracour.

Change in fair value of derivative – Change in fair value of derivative for the three months ended December 31, 2019 decreased $269,619 to $(147,078) from $122,541 for the three months ended December 31, 2018.  Change in fair value of derivative for the six months ended December 31, 2019 decreased $23,643 to $274,449 from $298,092 for the six months ended December 31, 2018.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss - For the three months ended December 31, 2019, the Company had a net loss of ($1,927,526), or $ ($0.50) per share on a fully diluted basis compared to a net loss of ($2,230,992) or ($0.64) per share on a fully diluted basis for the three months ended December 31, 2018. The decrease in the reported loss for the three-month period ended December 31, 2019 is attributable mainly to a decrease in operating expenses of approximately $734,766. These decreased expenses were offset by a increase in the loss on the change in fair value of derivative for the three months ended December 31, 2019 of $147,078  and the loss of $142,669 on the issuance of Series A preferred stock for accounts payable to a related party.  For the six months ended December 31, 2019, the Company had a net loss of ($3,488,659), or ($0.91) per share on a fully diluted basis compared to a net loss of ($4,072,455) or ($1.18) per share on a fully diluted basis for the six months ended December 31, 2018. The decrease in the net loss for the six months ended December 31, 2019 is attributable mainly to a decrease in research and development expenditures of $530,389 and a decrease in General and administrative expenses of $255,698.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $707,648, and prepaid expenses of $257,832 as of December 31, 2019 and accounts payable and accrued expenses were $1,462,359, inclusive of account payables of $737,370 to a related party. On December 16, 2019, the Company entered into an Open End Mortgage Note with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. As of December 31, 2019, the Company had drawn down $1.1 million on this note. At December 31, 2019, we reported a derivative liability of $1,371,157 arising from warrants issued in conjunction with a registered direct offering. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $95,605,245 at December 31, 2019. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. The Company is able to draw down $0.9 million from its current debt facility and as a result of the underwritten offering consummated on January 25, 2020 the Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements.

Management has adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

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

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of this report. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. The Company believes that the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended December 31, 2019.

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

As of December 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to material weaknesses in internal control over financial reporting described in Item 9A of our 10-K for the fiscal year ended June 30, 2019. These material weaknesses remain unremediated as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the reporting period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weaknesses described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 10,000 fully vested shares of its Series A preferred stock for a loan origination fee with fair value of $39,301.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 100,000 fully vested shares of its Series A preferred stock with a fair value of $392,669 in exchange for $250,000 of previously deferred development fees and recognized a loss on the exchange of $142,669.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively, fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $2,134 and $6,272, respectively, for the three and six months ended December 31, 2019 related to these issuances.

During the six months ended December 31, 2019, the SAB was granted in August 2019 fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.88 per share expiring in August 2022 and in November 2019 572 fully vested warrants to purchase shares of common stock with an exercise price of $2.63 per share expiring in November 2023. The fair value of the warrants was $533 for the three months ended December 31, 2019 and $1,441 for the six months ended December 31, 2019 and was recorded as consulting expense.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 11,932 and 18,133, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $54,000 for the three and six months ended December 31, 2019, respectively, which was the fair value on the dates of issuance.

For the three and six months ended December 31, 2019, the Company’s Board of Directors authorized the issuance of 4,965 and 7,518, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $22,500 for the three and six months, respectively, which was the fair value on the dates of issuance.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 14, 2020	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: February 14, 2020	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)

