Form 10-Q
period 2020-03-31
NANOVIRICIDES, INC.
filed 2020-06-22
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

As of June 22, 2020, there were approximately 9,073,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,105,530	$2,555,207
Prepaid expenses	331,772	270,214
Total current assets	6,437,302	2,825,421

PROPERTY AND EQUIPMENT
Property and equipment	14,096,316	14,092,177
Accumulated depreciation	(4,383,466)	(3,864,930)
Property and equipment, net	9,712,850	10,227,247

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(98,500)	(92,296)
Trademark and patents, net	360,454	366,658

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	13,984	25,672
Other assets	17,499	29,187
Total assets	$16,528,105	$13,448,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Mortgage note payable – related party	$1,072,162	$-
Accounts payable	410,174	309,893
Accounts payable – related party	578,155	823,783
Loan payable	109,295	-
Derivative liability – warrants	-	1,645,606
Accrued expenses	43,558	68,871
Total current liabilities	2,213,344	2,848,153

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 368,215 and 255,714 shares issued and outstanding, at March 31, 2020 and June 30, 2019, respectively	368	256
Common stock, $0.001 par value; 150,000,000 shares authorized, 7,673,357 and 3,844,921 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	7,673	3,845
Additional paid-in capital	117,995,269	102,712,845
Accumulated deficit	(103,688,549)	(92,116,586)

Total stockholders' equity	14,314,761	10,600,360

Total liabilities and stockholders' equity	$16,528,105	$13,448,513

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
OPERATING EXPENSES
Research and development	$1,134,132	$1,310,326	$3,628,622	$4,335,105
General and administrative	1,408,231	772,561	2,536,050	2,156,078

Total operating expenses	2,542,363	2,082,887	6,164,672	6,491,183

LOSS FROM OPERATIONS	(2,542,363)	(2,082,887)	(6,164,672)	(6,491,183)

OTHER INCOME (EXPENSE):
Interest income	9,264	8,915	15,265	46,664
Interest expense	(44,937)	-	(49,068)	-
Gain on warrant settlement	614,494	-	614,494	-
Loss on issuance of Series A preferred stock for accounts payable – related party	-	-	(142,669)	-
Change in fair value of derivative liability	(6,119,762)	(65,858)	(5,845,313)	232,234

Other (expense) income	(5,540,941)	(56,943)	(5,407,291)	278,898

LOSS BEFORE INCOME TAX PROVISION	(8,083,304)	(2,139,830)	(11,571,963)	(6,212,285)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(8,083,304)	$(2,139,830)	$(11,571,963)	$(6,212,285)

Net loss per common share- basic and diluted	$(1.24)	$(0.59)	$(2.45)	$(1.77)

Weighted average common shares outstanding- basic and diluted	6,518,077	3,597,796	4,732,514	3,508,113

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2019 through March 31, 2020

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	255,714	$256	3,844,921	$3,845	$102,712,845	$(92,116,586)	$10,600,360

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	51,398	-	51,398

Common stock issued for consulting and legal services rendered	-	-	6,201	6	26,994	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	908	-	908

Common shares issued for Directors fees	-	-	2,553	3	11,247	-	11,250

Net loss	-	-	-	-	-	(1,561,133)	(1,561,133)

Balance, September 30, 2019	256,101	$256	3,853,675	$3,854	$102,803,392	$(93,677,719)	$9,129,783

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	49,394	-	49,394

Common stock issued for consulting and legal services rendered	-	-	11,932	12	26,988	-	27,000

Series A Preferred Stock issued for accounts payable-related party	100,000	100	-	-	392,569	-	392,669

Series A Preferred Stock issued for loan origination fee	10,000	10	-	-	39,291	-	39,301

Warrants issued to Scientific Advisory Board	-	-	-	-	533	-	533

Common shares issued for Directors fees	-	-	4,965	5	11,245	-	11,250

Net loss	-	-	-	-	-	(1,927,526)	(1,927,526)

Balance, December 31, 2019	366,488	$366	3,870,572	$3,871	$103,323,412	$(95,605,245)	$7,722,404

Series A Preferred Stock issued for employee stock compensation	1,727	2	-	-	73,465	-	73,467

Net proceeds from issuance of common stock in connection with equity financing	-	-	2,875,000	2,875	7,454,700	-	7,457,575

Common stock issued for consulting and legal services rendered	-	-	56,854	56	173,194	-	173,250

Common stock issued for employee compensation	-	-	3,572	4	29,247	-	29,251

Common stock issued for accounts payable	-	-	8,467	9	51,991	-	52,000

Common stock issued in exchange for warrants	-	-	677,224	677	5,721,866		5,722,543

Common stock issued upon cashless exercise of warrants	-	-	180,087	180	1,153,701	-	1,153,881

Warrants issued to Scientific Advisory Board	-	-	-	-	2,444	-	2,444

Common shares issued for Directors fees	-	-	1,581	1	11,249	-	11,250

Net loss	-	-	-	-	-	(8,083,304)	(8,083,304)

Balance, March 31, 2020	368,215	$368	7,673,357	$7,673	$117,995,269	$(103,688,549)	$14,314,761

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2018 through March 31, 2019

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	226,570	$227	3,458,587	$3,459	$101,352,724	$(83,692,146)	$17,664,264

Series A Preferred Stock issued for employee stock compensation	26,636	27	-	-	55,000	-	55,027

Common stock issued for consulting and legal services rendered	-	-	9,576	10	79,450	-	79,460

Stock options issued for compensation	-	-	-	-	11,920	-	11,920

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	966	1	7,499	-	7,500

Net loss	-	-	-	-	-	(1,841,463)	(1,841,463)

Balance, September 30, 2018	253,206	$254	3,469,129	$3,470	$101,508,136	$(85,533,609)	$15,978,251

Series A Preferred Stock issued for employee stock compensation	386	-	-	-	53,621	-	53,621

Common stock issued for consulting and legal services rendered	-	-	4,198	4	26,996	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	1,429	-	1,429

Common shares issued for Directors fees	-	-	1,743	2	11,248	-	11,250

Net loss	-	-	-	-	-	(2,230,992)	(2,230,992)

Balance, December 31, 2018	253,592	$254	3,457,070	$3,476	$101,601,430	$(87,764,601)	$13,840,559

Series A Preferred Stock issued for employee stock compensation	1,726	2	-	-	77,086	-	77,088

Net proceeds from issuance of common stock in connection with equity financing	-	-	347,223	347	822,394	-	822,741

Common stock issued for employee compensation	-	-	3,572	4	28,568	-	28,572

Common stock issued for consulting and legal services	-	-	9,187	9	75,491		75,500

Warrants issued to Scientific Advisory Board	-	-	-	-	1,543	-	1,543

Common shares issued for Directors fees	-	-	1,707	2	11,248	-	11,250

Net loss	-	-	-	-	-	(2,139,830)	(2,139,830)

Balance, March 31, 2019	255,318	$256	3,818,759	$3,838	$102,617,760	$(89,904,431)	$12,717,423

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,571,963)	$(6,212,285)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	174,259	185,736
Loss on issuance of preferred shares for accounts payable- related party	142,669	-
Common shares issued as compensation and for services	290,250	240,532
Warrants granted to Scientific Advisory Board	3,885	4,515
Options granted as compensation	-	11,920
Depreciation	518,536	515,286
Amortization	6,204	6,204
Amortization of loan origination fees	11,463	-
Change in fair value of derivative liabilities	5,845,313	(232,234)
Gain on warrant settlement	(614,494)	-
Changes in operating assets and liabilities:
Prepaid expenses	(61,558)	(152,981)
Other assets	11,688	2,145
Accounts payable	152,281	23,363
Accounts payable - related party	4,372	622,595
Accrued expenses	(25,313)	(145,583)

NET CASH USED IN OPERATING ACTIVITIES	(5,112,408)	(5,130,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,139)	(64,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable -related party	1,100,000	-
Net proceeds from issuance of common stock and warrants	7,457,575	2,350,000
Proceeds from loan payable	155,173	-
Payment of loan payable	(45,878)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,666,870	2,350,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,550,323	(2,844,926)
Cash and cash equivalents at beginning of period	2,555,207	7,081,771
Cash and cash equivalents at end of period	$6,105,530	$4,236,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-

Non-cash Financing and Investing Activities:
Cashless exercise of warrants reclassed from warrant liability to common stock	$1,153,881
Series A preferred stock issued for accounts payable-related party	$250,000	-
Series A preferred stock issued for loan origination fee	$39,301	-
Common stock issued to settle accounts payable	$52,000	-
Stock warrants classified as a liability issued in connection with registered direct offering	$-	$1,527,259

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March 31, 2020 AND 2019

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

We are a company with several drugs in various stages of early development. In our lead antiviral program against herpes viruses, i.e. the HerpeCide™ program alone, we have drug candidates against at least five indications at different stages of development. Of these, the Company is advancing the shingles drug candidate towards human clinical trials. The IND-enabling Safety/Toxicology studies required for doing so began as of the end of December 2018 at the contract research organization (“CRO”) Bioanalytical Systems, Inc. (“BASi”), in Indiana. Those studies as well as several additional IND-enabling studies have been completed successfully. The Company is now in the process of writing the IND application itself, including protocols for human clinical studies, with the help of its several regulatory consultants. The Company is in the process of identifying and selecting appropriate partners and collaborators for the intended Phase1/2a human clinical studies for this drug candidate. In addition, our drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced studies and are expected to follow the shingles drug candidate into human clinical trials. Shingles in adults and chicken pox in children is caused by the same virus, namely VZV (Varicella-zoster virus, aka HHV-3 or human herpesvirus-3). There are estimated to be approximately 120,000-150,000 annual chickenpox cases in the USA in the post-vaccination-era, i.e. since childhood vaccination with the live attenuated varicella virus Oka strain has become standard. In addition, we have drugs in development against all influenzas in our FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

As the pandemic COVID-19 caused by the SARS-CoV-2 coronavirus was breaking out, the Company bootstrapped a rapid drug development program to develop drug candidates for the treatment of SARS-CoV-2 infection. With the advantages of our prior work on coronaviruses, and having a library of chemical ligands, many of them already synthesized in our lab, we were able to advance this program very quickly into cell culture studies against coronaviruses. We reported these studies were successful in a May 12, 2020 press release, subsequent to the reporting period. We believe that this program is likely to advance rapidly towards human clinical trials due to the global COVID-19 pandemic emergency situation.

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The first license agreement we executed with TheraCour on September 1, 2005, gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. We hold exclusive licenses for developing drugs against several different viruses from TheraCour, including HSV-1 and HSV-2. NanoViricides has requested TheraCour for a license on the field of coronaviruses. A Memorandum of Understanding towards licensing this field is being negotiated by the Board. In addition, on November 1, 2019, NanoViricides entered into a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

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

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at March 31, 2020 of approximately $104.0 million and a net loss of approximately $11.6 million and net cash used in operating activities of approximately $5.1 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2020, the Company had available cash and cash equivalents of approximately $6.1 million.

Management adjusted its planned expenditures, activities, and programs, in accordance with budgetary constraints and in accordance with its expectations of obtaining additional financing.

The Company has made several adjustments to its past expenditures in the ensuing annual budget, eliminating several expenses including a reduction in workforce and consultants to the extent feasible without affecting its program of drug development. In addition, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the shingles drug candidate against VZV into human clinical trials. Management’s budget indicates that these changes have freed up sufficient funds to allow for the ensuing costs of the external advanced IND-enabling studies of this drug candidate. Management has engaged in an additional drug development program for COVID-19 with limited additional costs in the current development stage, and anticipates that costs of advanced drug development for COVID-19 are likely to be supported by non-dilutive government funding or equity-based funding. Management has advanced several options for financing the net working capital deficit as well as to obtain additional funds that will be needed for future human clinical trials.

On December 16, 2019 the Company entered into an Open End Mortgage with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. As of March 31, 2020 the Company has drawn down $1.1 million on this note.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour, whereby TheraCour agreed to exchange a portion of the previously deferred development fees in the amount of $250,000 into 100,000 Series A preferred shares.

On November 7, 2019, the Company engaged Aegis Capital Corp for an underwritten offering pursuant to a Form S-1 filing. On January 21, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. Pursuant to the terms and conditions of the Underwriting Agreement, we agreed to issue and sell 2,500,000 shares of our common stock, par value $0.001 per share for $3.00 per share.  We also granted the underwriter an option to purchase up to an additional 375,000 shares of our common stock (together with the Underwritten Shares, the “Shares”) within 45 days after the date of the Underwriting Agreement to cover over-allotments. The offering was consummated on January 25, 2020. The Company sold the Underwritten Shares and the underwriter exercised its option to purchase an additional 375,000 shares of common stock at the public offering price of $3.00 per share. The net proceeds to the Company after underwriter's commission, agreed upon customary fees and expenses, and the Company's legal and accounting expenses related to the Offering were approximately $7.5 million. See Note 7.

On May 21, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors for a registered direct offering (the “Offering”) of 1,400,000 shares of the Company’s common stock, par value $0.001 per share at the purchase price of $7.30 per share. Maxim Group LLC and Kingswood Capital Markets, a division of Benchmark Investments, Inc. acted as placement agents (collectively, the “Placement Agents”) in connection with the Offering pursuant to a placement agent agreement dated as of May 21, 2020 by and among the Company and the Placement Agents (the “Placement Agent Agreement”). The Offering closed on May 22, 2020. The net proceeds to the Company from the offering is approximately $9.3 million after placement agent fees and other estimated offering expenses payable by the Company. See Note 12.

In addition, the Company believes that it has several important milestones that it anticipates achieving in the ensuing year. Management believes that assuming that it achieves these milestones, the Company would likely experience improvement in the liquidity of the Company’s stock, and would eventually improve the Company’s ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present

The Company has not experienced a direct financial adverse impact of the effects of the Coronavirus (COVID-19) pandemic. The Company is relying on the Order of the Securities and Exchange Commission of March 25, 2020 (Release No. 34-88465) (the “Order”), to request an extension for filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, as a result of the circumstances set forth in Note 12- Subsequent events. The said Order allows for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended.

However the emergence of widespread health emergencies due to COVID-19 may lead to regional quarantines, shutdowns, shortages, disruptions of supply chains, and economic instability. The impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. Though the Company has not experienced a direct financial impact, if the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds, in the future, may be materially adversely affected.

The Company believes that its existing resources and the proceeds of the registered direct offering of May 22, 2020 will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. The Company believes that the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2020	March 31, 2019
Options and Warrants	27,505	402,855

Total potentially outstanding dilutive common shares	27,505	402,855

The Company has also issued 368,215 shares of Series A preferred stock to investors and others as of March 31, 2020. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “Change of Control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a Change of Control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2020, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,288,753 and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Anil R. Diwan	Chairman, President, acting CEO, significant stockholder and Director

TheraCour Pharma, Inc.	An entity owned and controlled by a significant stockholder

	As of
	March 31, 2020	June 30, 2019
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
Accounts payable due TheraCour on the reporting date was	$578,155	$823,783

	For the three months ended		For the nine months ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$-	$6,603	$4,139	$14,011

	For the three months ended		For the nine months ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Research and Development Costs Paid to Related Party

Development fees and other costs charged by TheraCour pursuant to exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2020 and June 30, 2019	$601,016	$574,853	$1,720,331	$2,320,726

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note bears interest at the rate of 12% per annum and is secured by a mortgage granted against the Company’s headquarters. The unpaid principal balance is due and payable on December 15, 2020. The lender received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which is to be amortized over the one year term of the loan using effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a Change of Control. See note 7 for inputs used in calculation of fair value. Amortization expense on the loan origination fee for the three and nine months ended March 31, 2020 was $9,825 and $11,463, respectively. As of March 31, 2020, the Company has drawn down $1.1 million of this loan and may, at its option, draw down the remainder of the loan. Interest is payable only on the amount drawn down. The lender has escrowed $132,000 of interest payable pursuant to the Loan. The balance at March 31, 2020 of the prepaid interest escrowed by the lender is $ 96,140 and is included in Prepaid expenses. For the three and nine months ended March 31, 2020, the Company incurred interest expense of $33,367 and $35,860, respectively, which reduced the interest escrow balance included in prepaid expenses. On April 30, 2020, the Company and Dr. Diwan mutually agreed to extend the maturity date of the note at the Company’s option, to May 15, 2021, with the rest of the terms remaining the same.

At March 31, 2020, mortgage note payable – related party consisted of:

Mortgage note payable	$1,100,000
Less: unamortized loan origination fee	(27,838)
$1,072,162

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2020	June 30, 2019
GMP Facility	$8,020,471	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,752,457	5,748,318

Total Property and Equipment	14,096,316	14,092,177

Less Accumulated Depreciation	(4,383,466)	(3,864,930)
Property and Equipment, Net	$9,712,850	$10,227,247

Depreciation expense for the three months ended March 31, 2020 and 2019 were $172,862 and $172,151, respectively, and for the nine months ended March 31, 2020 and 2019 were $518,536 and $515,286, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2020	June 30, 2019
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(98,500)	(92,296)
Trademarks and Patents, Net	$360,454	$366,658

Amortization expense amounted to $2,069 and $2,068 for each of the three-month periods ended March 31, 2020 and 2019 and $6,204 and $6,204 for the nine months ended March 31, 2020 and 2019, respectively.

Note 7- Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 shares of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $47,260 and $141,780, respectively, for the three and nine months ended March 31, 2020. The balance of $229,870 will be recognized as the shares vest and service is rendered.

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

The offering was consummated on January 25, 2020. The Company sold the Underwritten Shares and the underwriter exercised its option to purchase an additional 375,000 shares of common stock at the public offering price of $3.00 per share. The net proceeds to the Company after underwriter's commission and agreed upon customary fees and expenses, and deducting the Company's legal and accounting expenses related to the Offering was $7,457,575.

The Company accounted for the proceeds of the Offering at January 25, 2020 as follows:

Gross proceeds	$8,625,000
Less: offering costs	(1,167,425)
Net proceeds from issuance of common stock	$7,457,575

On January 24, 2020, the Company entered into a Binding Term Sheet which was incorporated on January 27, 2020 in a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the investor parties (collectively, the “Investors”) to that certain Securities Purchase Agreement dated as of February 27, 2019 (the "Securities Purchase Agreement") to settle an action commenced by the Investors to, among other things, enjoin the Company’s previously disclosed underwritten public offering (the “Action”)

On January 27, 2020, the Company entered into an Exchange Agreement with each of the Investors pursuant to the Settlement Agreement. Pursuant to the terms and conditions of the Exchange Agreement, the Investors agreed to terminate certain restrictive covenants in the Securities Purchase Agreement, including a bar on all offerings of securities below the exercise price of the Warrants to purchase common stock issued February 19, 2019 (the “Old Warrants”), and the Company agreed to exchange 347,222 of the Investors’ Old Warrants for an aggregate of (i) 677,224 shares of common stock and (ii) new warrants, to purchase 347,222 shares of common stock at an exercise price of $3.00 per share and expire on August 24, 2024  (the “New Warrants”). The common stock issued had a fair value of $5,722,543 using the closing price of $8.45 on January 24, 2020 resulting in an increase to common stock of $677 and additional paid in capital of $5,721,866 and the New Warrants had a fair market value of $2,066,425 which was recorded as a derivative liability. The aggregate fair value of the common stock and New Warrants issued as part of the Exchange Agreement was $7,788,968. The Old Warrants were remeasured to a fair value of $8,403,468 on January 24, 2020 immediately prior to the exchange. As a result of the Exchange Agreement, a gain on warrant settlement was recognized in the amount of $614,494 calculated as the difference between the fair value of the Old Warrants immediately prior to the exchange and the aggregate fair value of the common stock and New Warrants issued in the exchange. On March 16, 2020 the shareholders of NanoViricides authorized an increase in the number of authorized common stock to 150,000,000 shares and the New Warrants were issued and exercisable. These warrants contained a full-ratchet anti-dilution feature but also contained other adjustment features which required that the warrants be classified as a derivative liability.

The 347,222 New Warrants were exercised on March 23, 2020 and March 25, 2020 pursuant to a cashless exercise provision resulting in the issuance of 180,087 shares of common stock. The fair value of the warrants were reset to fair value as of March 23, 2020 and March 25, 2020, and, upon exercise of the warrants, the derivative liability was reclassified to equity of $1,153,881.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 0 and 10,000 fully vested shares, respectively, of its Series A preferred stock for a loan origination fee to a related party with a fair value of $39,301.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 0 and 100,000 fully vested shares, respectively, of its Series A preferred stock with a fair value of $0 and $392,669 in exchange for $250,000 of previously deferred development fees to a related party and recognized a loss on the exchange of $142,669.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively, fully vested shares of its Series A preferred stock for employee compensation. The Company recorded an expense of $26,207 and $32,479, respectively, for the three and nine months ended March 31, 2020 related to these issuances, which was the fair value on the dates of the issuance.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2019	129	$1,472
8/31/2019	129	1,345
9/30/2019	129	1,321
10/31/2019	129	628
11/30/2019	129	677
12/16/2019	10,000	39,301
12/17/2019	100,000	392,669
12/31/2019	129	829
01/31/2020	129	592
02/29/2020	129	2,610
03/01/2020	1,340	20,990
03/31/2020	129	2,015
	112,501	$464,449

There is currently no market for the shares of Series A Convertible Preferred Stock and they can only be converted into shares of Common Stock upon a Change of Control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A Convertible Preferred Stock granted to various employees and others on the date of grant. The Series A Convertible Preferred Stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a Change of Control. The valuations of the Series A Convertible Preferred Stock at each issuance used the following inputs:

a.	The common stock price was in the range $2.03 to $10.82

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 14.9% to 18.3% of the total;

e.	Prior to January 1, 2020, the conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 1.08 to .92 years. From January 1, 2020 the conversion value is based on the assumption for calculation purposes only, of a Change of Control in five years from 12/31/2019 for the issuances and a remaining restricted term of 5.00 to 4.84 years;

f.	29.30% to 48.66% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 80.41% to 82.23% volatility, 1.73% to 1.69% risk free rate) applied to the converted common shares.

During the nine months ended March 31, 2020, the SAB was granted fully vested warrants in August 2019 to purchase 572 shares of common stock with an exercise price of $5.88 per share expiring in August 2023 and in November 2019, 572 fully vested warrants to purchase shares of common stock with an exercise price of $2.63 per share expiring in November 2023 and in February 2020, 572 fully vested warrants to purchase shares of common stock with an exercise price of $8.68 per share expiring in February 2024. The fair value of the warrants was $2,444 for the three months ended March 31, 2020 and $3,885 for the nine months ended March 31, 2020 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	47.99-87.10%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.41-1.63%

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 3,572 of fully vested shares of its common stock for employee compensation. The Company recognized compensation expense of $29,251 for the three and nine months ended March 31, 2020, which was the fair value on the dates of issuance.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 1,581 and 9,099, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $33,750 for the three and nine months, respectively, which was the fair value on the dates of issuance.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 56,854 and 74,987, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $173,250 and $227,250 for the three and nine months ended March 31, 2020, respectively, which was the fair value on the dates of issuance.

For both the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 25,667 fully vested shares of its common stock with a restrictive legend to satisfy open accounts payable of $77,000 for consulting services. The number of shares issued to settle the accounts payable was calculated using the market price of the common stock on the settlement date.

On January 9, 2020 the Company’s Board of Directors authorized the settlement with a vendor to redeem and cancel 17,200 shares of its common stock with a restrictive legend, which were initially issued in payment of accounts payable of $25,000. The shares were cancelled and reported as reductions of common stock issued in exchange for accounts payable reported in the Statement of Changes in Shareholder Equity as a decrease of $25,000. The redemption and cancellation had no effect on the results of operations for the three and nine months ended March 31, 2020.

Note 8 - Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2019	398,156	$18.20	4.69	$-

Granted	348,938	3.01

Exercised	347,222	3.00

Expired or cancelled	377,367	8.82	-	-
Outstanding and exercisable at March 31, 2020	22,505	$31.54	2.40	$-

Of the above warrants 857 expire in fiscal year ending June 30, 2020, 2,858 expire in fiscal year ending June 30, 2021, 2,287 expire in the fiscal year ending June 30, 2022, 14,787 warrants expire in the fiscal year ending June 30, 2023 and 1,716 warrants expire in the fiscal year ending June 30, 2024.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2019	5,000	$10.00	2.17	$-

Granted	-	-	-	-

Forfeited	-	-	-	-

Outstanding at March 31, 2020	5,000	10.00	1.42	-

The options expire on August 31, 2021

Note 9 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect. The original loan balance, as of January 1, 2020, was $155,173 payable at the rate of $15,874 per month through October 2020 including interest at an annual interest rate of 5%. At March 31, 2020 the loan balance was 109,295. For the three and nine months ended March 31, 2020 the Company incurred interest expense of $1,745.

Note 10 - Fair Value Measurement

Fair value measurements

At March 31, 2020 and June 30, 2019 the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at
March 31, 2020:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - warrants	$-	$-	$-

	Fair Value Measurements at
	June 30, 2019:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability - warrants	$-	$-	$1,645,606

In a concurrent private placement on February 27, 2019, the purchasers received warrants (the “Old Warrants”) to purchase up to 347,222 shares of common stock. The Old Warrants had an exercise price of $12.20 per share, shall be exercisable on the six month anniversary of issuance and were to expire five (5) years thereafter. The Old Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

The Company accounts for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance contained in ASU 2017-11, adopted by the Company on January 1, 2019, stock warrants are to be accounted for as equity if the warrants contain full-ratchet anti-dilution provisions. The Old Warrants issued on February 27, 2019, contained a full-ratchet anti-dilution feature but also contained other adjustment features which required that the Old Warrants be classified as a derivative liability.

The Company used a lattice model to calculate the fair value of the derivative warrants based on a probability weighted discounted cash flow model.  This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset provisions.

The Old Warrants were valued as of June 30, 2019 with the following assumptions:

-	The 5 year warrants issued on February 27, 2019 (expire February 27, 2024) included with an exercise price of $12.20 (subject to adjustments – full ratchet reset and fundamental transactions).

-	The stock price would fluctuate with the Company projected volatility.

-

The holder would exercise the warrant as they become exercisable (effective registration at issuance)

at target prices of the higher of 2 times the projected reset exercise price or 2 times the stock price.

-	The holder would exercise the warrant at maturity if the stock price was above the project reset prices.

-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% of market triggering a reset event and exercise price adjustment.

-	The fundamental transaction projected with 0% probability increasing 1% per quarter to a maximum of 10% and settlement based on the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period.

1 Year
3/31/20	-
6/30/19	76.1%

The Company remeasured the fair value of the derivative Old Warrants at January 24, 2020 to $8,403,468 with the following assumptions:

-	Valuation based on 347,222 warrants with an exercise price of $12.20

-	Lattice model based on market stock price of $8.45

-	The Holder would exercise the warrant at maturity if the stock price was above the projected exercise price.

-	An imminent reset event to $3.00 was projected based on the Company’s offering.

-	Future capital raises are projected to occur starting 1/31/21, and annually thereafter, at prices approximating 100% of market, which may trigger a reset event adjusting the exercise and the number of warrants.

-	The fundamental transaction was projected to occur 10% of the time, tested on an annual basis, with settlement equal to the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatility of the Company for the valuation date. The projected annual volatility for the valuation date was 106.5%.

The fair value of the New Warrants was $2,066,425 upon issuance at January 24, 2020 using the following assumptions:

-	Valuation based on 347,222 warrants with an exercise price of $3.00

-	Lattice model simulation based on market stock price of $8.45

-	The Holder would exercise the warrant at maturity if the stock price was above the projected exercise price.

-	Future capital raises are projected to occur starting 1/31/21, and annually thereafter, at prices approximating 100% of market, which may trigger a reset event adjusting the exercise and the number of warrants.

-	The fundamental transaction was projected to occur 10% of the time, tested on an annual basis, with settlement equal to the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatility of the Company for the valuation date. The projected annual volatility for the valuation date was 106.5%.

The 347,222 New Warrants were exercised on March 23, 2020 and March 25, 2020 pursuant to a cashless exercise provision resulting in the issuance of 180,087 shares of common stock. The Company remeasured the fair value of the new warrants just prior to their exercise.

The Company remeasured the fair value of the derivative New Warrants exercised at March 23, 2020 to $941,701 with the following assumptions:

-	Valuation based on 266,614 warrants exercised with an exercise price of $3.00

-	Lattice model based on market stock price of $6.11

-	The Holder would exercise the warrant at maturity if the stock price was above the projected exercise price.

-	Future capital raises are projected to occur starting 4/30/21, and annually thereafter, at prices approximating 100% of market, which may trigger a reset event adjusting the exercise and the number of warrants.

-	The fundamental transaction was projected to occur 10% of the time, tested on an annual basis, with settlement equal to the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatility of the Company for the valuation date. The projected annual volatility for the valuation date was 122.6%.

The Company remeasured the fair value of the derivative New Warrants at March 25, 2020 to $212,175 with the following assumptions:

-	Valuation based on 80,608 warrants exercised with an exercise price of $3.00

-	Lattice model based on market stock price of $4.80

-	The Holder would exercise the warrant at maturity if the stock price was above the projected exercise price.

-	Future capital raises are projected to occur starting 4/30/21, and annually thereafter, at prices approximating 100% of market, which may trigger a reset event adjusting the exercise and the number of warrants.

-	The fundamental transaction was projected to occur 10% of the time, tested on an annual basis, with settlement equal to the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatility of the Company for the valuation date. The projected annual volatility for the valuation date was 123.0%.

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended March 31, 2020:

Fair Value Measurement

Fair Value Measurement
Using Significant Unobservable Inputs
Derivative Liability- Warrant
Beginning balance at July 1, 2019	$1,645,606
Additions during the year- New warrants	2,066,425
Change in fair value	5,845,313
Transfer out of Level 3	(9,557,344)
Balance at March 31, 2020	$-

Note 11 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture.

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

Note 12 – Subsequent events

On May 14, 2020 the Company filed a Current Report on Form 8-K to indicate it is relying on the COVID-19 Order of the Securities and Exchange Commission dated March 25, 2020 (Release No. 34-88465) (the “Order”), which allows for the delay of certain filings required under the Securities and Exchange Act of 1934, as amended.

The Company is relying on the Order in connection with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, as a result of the circumstances set forth below. The Company expects to file its Quarterly Report on Form 10-Q no later than 45 days after the due date of filing of May 15, 2020.

The Company has been working diligently on development of therapeutics for the treatment of COVID-19, in addition to its current primary business activity of development of therapeutics against shingles. While the Company’s employees and immediate families did not have any known incidences of COVID-19 infection, several of the Company’s key employees have been on self-isolation from time to time, due to potential unintended exposure to likely COVID-19 cases. While such personnel continue to work remotely on matters such as documentation and paper research, the primary work of the Company is focused in the laboratory and such personnel are then unavailable to conduct such work. These absences have created a number of shortages of essential personnel needed to perform various operations for the Company including the preparation of the Company’s financial statements and management report. Additionally, the Company’s accounting staff has been unavailable from time to time due to self-isolation and other local travel and shelter-in-place restrictions.

Effective May 15, 2020, the Board of Directors of NanoViricides, Inc. appointed Todd Rokita as a new member of the Board to serve until the next annual meeting of stockholders of the Company and until his successor is duly elected and qualifies. At the same time, Mr. Rokita was also appointed to the Board’s Nomination Committee and Compensation Committee.

On May 21, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors for an offering of 1,400,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at the purchase price of $7.30 per share. The Shares were issued pursuant to a prospectus supplement dated May 21, 2020 which was filed with the Securities and Exchange Commission on May 22, 2020 in connection with a takedown from the Company’s shelf registration statement on Form S-3, as amended (File No. 333-237370), which became effective on April 2, 2020 and the base prospectus dated April 2, 2020 contained in that registration statement.

Maxim Group LLC and Kingswood Capital Markets, a division of Benchmark Investments, Inc. acted as placement agents in connection with the Offering pursuant to a placement agent agreement dated as of May 21, 2020 by and among the Company and the Placement Agents. The Offering closed on May 22, 2020. The net proceeds to the Company from the offering are approximately $9.3 million after placement agent fees and other estimated offering expenses payable by the Company.

Effective May 29, 2020, Mark Day resigned as a Member of the Board of Directors of NanoViricides, Inc. as well as a Member of its Audit, Nominating and Compensation Committees. Mr. Day did not indicate that his decision to resign was a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 8, 2020, the Company announced that it has executed a Memorandum of Understanding (“MOU”) with TheraCour that provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected. The Company is in the process of appointing a third party consulting firm for independent evaluation of this market space. Dr. Anil Diwan is recused from these discussions due to a conflict of interest. The terms of the COVID License Agreement, shall, except as otherwise specified in the MOU, be generally consistent with the VZV License Agreement dated October 28, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

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

The Company’s Drug Programs in Brief

Since founding in 2005, the Company has developed drug candidates against a number of different viruses including influenza, HIV, and dengue among others.

In December 2014, the Company purchased at cost the nanomedicines research and cGMP production facility that was designed and built by Dr. Diwan, its co-founder, who had used his personal funds and his privately raised financing. With this purchase, the Company became a unique company in the industry with its own cGMP manufacturing capability, and end-to-end discovery-to-drug-product drug development capability that is rare in the biopharma industry.

Since then, the Company has focused on drug programs that it believes it can execute on with the limited financing that it believes it can bring in to support the projects. Thus the Company decided to focus on the HerpeCide™ program. In particular, the Company decided to develop dermal topical treatments (skin creams) for HSV-1 and HSV-2. When the Company’s internal research showed that, surprisingly, the same drug candidates were effective against VZV (the Varicella-Zoster virus) in cell culture, the Company extended the HerpeCide program to include VZV studies. VZV is the cause of shingles and chickenpox. Further, the Company has also demonstrated that some of these drug candidates were effective in viral-ARN (“Acute Retinal Necrosis”) in an animal model. Thus the Company has three immediate drug programs, namely dermal topical treatments for HSV-1, HSV-2 and VZV, and two additional drug programs, namely eye drops for treatment of Herpes Keratitis (an infection of the external eye), and intra-vitreal injection for the treatment of vARN, in the HerpeCide program alone.

The Company is in the process of writing and completing its first IND (“Investigational New Drug”) application to the US FDA. This application covers the indication of the Company’s drug, namely, NV-HHV-101 skin cream for the treatment of shingles rash, caused by VZV (varicella-zoster virus). The IND-enabling and required pre-clinical studies have been completed, and reports of almost all of the analyses of the samples resulting from these studies are being circulated between parties involved for completion. The Company cannot project an exact date for filing an IND because of its dependence on a number of external collaborators and consultants, and the effects of recent COVID-19 restrictions.

The Company anticipates that, as the NV-HHV-101 drug (skin cream) for Shingles indication goes into human clinical testing, we would develop clinical candidates for topical treatment of HSV-1 “cold sores” and HSV-2 “genital ulcers”. Additional indications for these drug candidates or their derivatives as needed for different routes of administration and other considerations are expected to expand the pipeline wider in the near future. As these programs mature, the Company intends to re-engage its FluCide™ and HIVCide™ programs.

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

We have declared a clinical drug candidate, namely, NV-HHV-101, with its first indication as the dermal topical treatment of shingles rash (as a skin cream), and we have had a positive pre-IND application response from the US FDA for our drug development plan. The Company has completed the IND-enabling required safety/toxicology studies for this drug candidate, and we now have most of the final reports from the various external collaborators in our hands. We are currently compiling the IND application, with the help of several industry expert regulatory consultants familiar with the US FDA as well as international regulations. We are also in discussions for clinical sites and for finalizing clinical programs with various consultants and vendors. Once these reports are compiled, a final clinical program is defined, and the IND application content is agreed upon by our regulatory consultants, we anticipate completing the IND application for submission to the US FDA.

Financing

On December 16, 2019, the Company entered into an Open End Mortgage Note with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. The Company has drawn down approximately $1.1 million on this note as of March 31, 2020. The Company is not required to draw down the remaining $0.9 million of the note. Subsequently, on February 11, 2020, the Company and Dr. Diwan have mutually agreed to extend the maturity date of the note, at the Company’s option, to March 15, 2021, with the rest of the terms remaining the same.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour Pharma, Inc. (“TheraCour”), whereby TheraCour agreed to exchange a portion of the previously deferred development fees owed to TheraCour in the amount of $250,000 into 100,000 Series A preferred shares with a fair value of $392,669. The Company recognized a loss on the exchange of $142,669.

The terms of the loan from Dr. Diwan, and the terms of the agreement for the satisfaction of certain current liabilities with TheraCour, were accepted by the independent members of the Company's Board of Directors, with Dr. Diwan recused from any discussions. Together, these two transactions have effectively provided a total of $1.35 million of cash infusion into the Company and made available an additional $0.9 million, significantly improving the Company’s cash position and liquidity.

On January 25, 2020, the Company announced that it had completed an underwritten public offering (the “Offering”) with gross proceeds of $8.625 million before deducting underwriting discounts and other estimated offering expenses. The Offering included 2,500,000 shares of the Company’s common stock and 375,000 additional shares from the exercise of the underwriter’s option to purchase to cover over-allotments at the public offering price of $3.00 per share.

Subsequent to the reporting period, on May 21, 2020, the Company completed a registered direct offering with gross proceeds of $10.2 million from the sale of 1.4 million shares of common stock, and no warrants, at a price of $7.30 per share (the “Offering”). The net proceeds were approximately $9.3 million, after deducting placement agent fees and other costs.

The Company ended the quarter with approximately $6.1 million of cash and cash equivalents in hand, and approximately $1.1 million of current liabilities in the normal course of business (excluding the December 16, 2019 mortgage note with draw-down of approximately $1.1 million). In addition, the Company has property and equipment assets worth $9.7 million after depreciation, subject to a mortgage of approximately $1.1 million. The property and equipment assets correspond to the Company’s facility in Shelton with chemistry R&D and production scale-up labs, c-GMP manufacturing suites, a state of the art nanomedicines characterization lab, and a BSL2 Virology lab.

With the additional May 20, 2020 raise, the Company believes its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuances of these financial statements.

The Novel Coronavirus Disease (“COVID-19”) Pandemic, caused by the new SARS-CoV-2 virus

On January 30, 2020, the Company confirmed in a press release that it had already undertaken an effort to develop a treatment for the novel SARS-CoV-2 aka 2019-nCoV coronavirus outbreak that appears to have started around November-December 2019 in Wuhan, China. The new SARS-CoV-2 virus is known to be closely related to the SARS-CoV of 2002-2003 epidemic. In fact it has been shown to use the same cell surface receptor as SARS-CoV, namely ACE2. The Company determined, based on molecular modeling screening that it had in its chemicals library ligands that could bind to SARS-CoV S1 spike protein at the same position where the S1 binds to the human receptor ACE2. It is a reasonable expectation that these relatively broad-spectrum ligands would also be able to bind the S1 spike protein of the SARS-CoV-2 coronavirus in the same fashion. Since then, the Company has generated several nanoviricides based on these ligands and has tested them in our own BSL2 virology lab facility against known available human pathogen coronaviruses, including those that use ACE2 as the cellular receptor, with success.

The Company is developing a therapy or drug to combat the SARS-CoV-2 virus itself, for the treatment of infected patients, and not a drug that is designed for reducing clinical symptoms. The drug we are developing is not a vaccine, and does not have to be given to everyone, but will need to be given only to patients, if we can develop it successfully. Currently, two antiviral drugs are in clinical studies or have been approved in emergency protocols for the treatment of COVID-19 patients. Remdesivir has limited approval for use in COVID-19 in the US, and favipravir was recently approved in the USSR for COVID-19 treatment. Both of these drugs affect replication of the virus inside cells, and both have shown limited clinical effectiveness.

A drug, such as a nanoviricide that blocks the virus from binding to cells in the first place may be sufficiently effective by itself in treating COVID-19 patients, to be a viable treatment option. Further, a nanoviricide can be combined with other antiviral drugs that inhibit intracellular replication of the virus with the potential for a greater effect than either drug, towards curing the viral infection. The ability of any drug to cure the viral infection can only be established in human clinical trials.

Viruses are known to escape antibody drugs, small chemical drugs, and vaccines due to genomic changes such as mutations or recombinations. In contrast, the NanoViricides platform technology enables development of a drug that a virus is unlikely to escape by mutation. This is because we develop biomimetics that are designed to interfere with the virus binding to its cognate cellular receptor, and are further capable of disabling the virus from binding to cells. It is well known that in spite of genomic changes, the virus binds to the same cellular receptor in a conserved manner. Thus, the nanoviricides technology provides a mechanism that the viruses would not be able to escape due to genomic changes, provided that the virus-binding ligands are designed to mimic the conserved binding site on the cellular receptor.

The Company has the capacity to produce several thousand doses of the potential drug at its cGMP-capable multi-purpose manufacturing facility in Shelton, CT, depending upon the treatment course. If our COVID-19 drug program produces positive results, then the Company anticipates obtaining assistance from US government and international agencies for further testing and potential exploratory clinical use to combat the epidemic. The Company does not at present have any active collaborations with US or international agencies for this purpose. Even if the Company can develop a potential drug candidate, significant support and participation from US and international agencies may be required to make it available to patients, including taking the candidate through exploratory clinical trials. The outbreak was declared a global emergency by the WHO on the same date as our announcement that we were working on therapeutics development against SARS-CoV-2, January 30, 2020, and has since turned into a global pandemic with devastating consequences around the world.

The Company has expertise in developing broad-spectrum antivirals based on mimicking human cellular receptors. For example, NV-HHV-101, the Company’s lead drug candidate, which was developed using virus-binding ligands mimicking the binding of HVEM with HSV viral glycoprotein has been shown to be effective against not only HSV-1 and HSV-2, but also was found to be highly effective against VZV, which is a distantly related non-simplex herpesvirus. The Company’s business model is based on licensing technology from TheraCour Pharma Inc. (“TheraCour”) which is licensed intellectual property from Allexcel, Inc.(“Allexcel”) for specific application verticals of specific viruses, as established at its foundation in 2005.

Subsequent to the reporting period, on June 8, 2020, the Company announced that it has executed a Memorandum of Understanding with TheraCour (“MoU”) for a license for the research and development of anti-viral treatments for coronavirus derived human infections (the “Field”) on substantially similar terms as the November 1, 2019 License Agreement between the Company and TheraCour. The MoU also provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected or August 31, 2020. The Company is in the process of appointing a third party consulting firm for independent evaluation of this market space. Dr. Anil Diwan is recused from these discussions due to a conflict of interest.

Several coronaviruses have become endemic human pathogens, such as HCoV- 229E, NL63, OC43, and HKU1. These continually circulate in the human population and cause respiratory infections in adults and children world-wide. In contrast, SARS-CoV has caused only one well-known epidemic, with a mortality rate of about 9%, and MERS-CoV has caused repeated outbreaks, with mortality rates approaching 35%, but with limited number of cases. A broad-spectrum anti-coronavirus drug, such as a broad-spectrum nanoviricide that the Company is currently developing, could be potentially useful for treating most if not all of the different coronavirus infections that occur every year, and not just for coronavirus epidemics.

Subsequent to the reporting period, on May 12, 2020, the Company announced that it has developed drug candidates that have demonstrated very high anti-viral effectiveness in cell culture studies against multiple coronaviruses.

Two of the tested nanoviricides drug candidates were highly effective in cell culture assays against multiple coronaviruses that infect humans. In particular, they were several-times more effective than favipravir (aka T-705), against the tested viruses. Favirpravir is a broad-spectrum nucleoside-like analog drug that is in clinical testing against SARS-CoV-2, originally developed by Fujifilm.

The Company has tested its drug candidates for anti-viral effectiveness against two distinctly different, unrelated coronaviruses that cause human disease, namely HCoV-NL63, and HCoV-229E. The assays evaluated the reduction caused by the drug candidate in cell death upon viral infection, formally known as cytopathic effects (CPE) assays.

Human coronavirus NL63 (HCoV-NL63) uses the same ACE2 receptor as the SARS-CoV-2 that causes COVID-19. Both in terms of its clinical pathology, and its receptor usage, it is known to be very similar to SARS-CoV-2, except much milder. Therefore the Company believes HCoV-NL63 is a good surrogate model for therapeutics development against SARS-CoV-2. HCoV-NL63 can be studied in a BSL2 lab whereas SARS-CoV-2 currently requires a BSL3 or BSL4 facility. Human coronavirus 229E causes seasonal common colds, and uses a different but somewhat related receptor called APN (Aminopeptidase-N), a membrane protein on human cells.

The tested nanoviricides drug candidates were several-fold more effective than favipravir in both HCoV-229E infection assay as well as the HCoV-NL63 infection assay in cell culture studies.

Importantly, nanoviricides are designed to act by a novel mechanism of action, trapping the virus particle like the “Venus-fly-trap” flower does for insects. Antibodies, in contrast, only label the virus for other components of the immune system to take care of. It is well known that the immune system is not functioning properly at least in severe COVID-19 patients.

Subsequent to the reporting period, on May 19, 2020, the Company announced that strong effectiveness against infection by an ACE2-utilizing coronavirus in an animal model has been observed for the drug candidates it is developing against SARS-CoV-2 to treat COVID-19 spectrum of diseases.

The Company is developing an animal model for coronavirus infection using HCoV-NL63 as a surrogate for SARS-CoV-2, the virus that causes COVID-19 disease. HCoV-NL63 is a circulating human coronavirus that causes a disease that is similar to SARS-CoV-2, but much milder. Both viruses utilize the same cell receptor, namely ACE2, to gain entry into the cell. Because it causes a mild disease, hCoV-NL63 can be used in BSL2 environments, and the Company believes it is a useful surrogate for development of therapeutics against SARS-CoV-2 infection.

In this lethal direct-lung-infection model, animals in all groups developed lung disease that later led to multi-organ failures, a clinical pathology resembling that of the SARS-CoV-2. Reduction in loss of body weight at day 7 was used as the primary indicator of drug effectiveness. Rats were infected directly into lungs with lethal amounts of HCoV-NL63 virus particles and then different groups were treated separately with five different nanoviricides drug candidates, remdesivir as a positive control, and the vehicle as a negative control. The treatment was intravenous by tail-vein injection once daily for five days, except it was twice daily in the case of remdesivir.

Animals treated with five different nanoviricides showed significantly reduced body weight loss. The body weight loss was only 3.9% for the best nanoviricide candidate, ranging to 11.2% for the potentially least effective one, as compared to 20% in the vehicle-treated control group, in female animals (n=5 in each group). Male animals treated with the same nanoviricides also showed significantly reduced body weight loss. The body weight loss in male animals was 8.0% for the best nanoviricide candidate and ranged up to 10.9% for the potentially least effective one, as compared to 25% in the vehicle-treated control group (n=5 in each group). In comparison, remdesivir treatment led to a body weight loss of 15.2% in females and 18.6% in males in this study (see below). Smaller numbers mean less loss in body weight compared to starting body weight in the group, and indicate greater drug effectiveness.

The strong effectiveness of nanoviricide drug candidates in this model is consistent with the effectiveness observed in cell culture studies against infection of both HCoV-NL63, which was used in this study, and HCoV-229E, another circulating coronavirus that uses a distinctly different receptor, namely APN.

Thus this study corroborated the cell-culture effectiveness reported by the Company and provides confidence to the Company that these nanoviricides drug candidates may be expected to result in a clinical candidate to be pursued in human clinical trials.

The Company believes the fact that these nanoviricides anti-coronavirus drug candidates are highly effective against two distinctly different coronaviruses that use different cellular receptors is very significant. Specifically, it provides a rational basis to scientists indicating that even if the SARS-CoV-2 coronavirus mutates, the nanoviricides can be expected to continue to remain effective. Antibodies and vaccines in general cannot be expected to remain effective if the virus undergoes genomic changes.

Importantly, nanoviricides are designed to act by a novel mechanism of action, trapping the virus particle like the “Venus-fly-trap” flower does for insects. Antibodies, in contrast, only label the virus for other components of the immune system to take care of. It is well known that the immune system is not functioning properly at least in severe COVID-19 patients.

The Company believes that these nanoviricides drug candidates are potentially superior to favipravir, based on cell culture studies and may be superior to remdesivir based on the results of the animal study, however, a definite conclusion to that effect cannot be drawn. Oral favipravir and infusion of remdesivir are two anti-viral drugs in clinical trials for the treatment of COVID-19. Thus, the Company believes that the nanoviricides drug candidates it has developed are expected to warrant human clinical studies.

Prior to filing for human clinical trials, NanoViricides plans on conducting studies to further determine the effectiveness against SARS-CoV-2, perform drug development studies for safety/toxicology, and request a pre-IND Meeting with the US FDA for regulatory guidance.

The striking difference in weight loss between the two sexes in this animal model was remarkable. It has been widely reported that men are more likely to suffer severe infection and fatalities from SARS-CoV-2 than women in the current COVID-19 pandemic. This feature was replicated in our animal model study indicating that biological sex differences are the driver of the differences in the severity of infection by the coronaviruses that utilize the ACE2 receptor.

NanoViricides believes that it is possible for the Company to develop receptor-mimetic virus-binding ligands that have broad-spectrum effectiveness against multiple coronaviruses that use different receptors, because of certain features common to these receptors and the interactions of coronaviruses with them. The various receptors used by different coronaviruses appear to fall in the broad family of membrane-associated serine proteases. As a family, they share several structural features. Their substrate specificities are dictated by specific amino acid residues and their positions. However, the coronaviruses do not appear to insert into the specific substrate sites on their receptors as can be broadly deduced from limited, available knowledge of these interactions.

HCoV-NL63 is known to cause severe lower respiratory tract infections in young children leading to hospitalization. The symptoms are generally less severe than SARS-CoV-2 but are similar. In most cases, HCoV-NL63 causes relatively mild disease, often associated with croup, bronchiolitis, and lower respiratory tract disease in children, and is considered to cause some of the common colds in adults. Thus, the clinical manifestation of hCoV-NL63 infection in pediatric patients is similar to that of SARS-CoV-2, although much less severe. SARS-CoV-2 causes clinically similar milder forms of disease in most patients, but moderate to severe disease requiring hospitalizations in about 15-20% of infected persons. These similarities imply that HCoV-NL63 should be a reasonable model virus for antiviral cell culture and animal studies in BSL2 environment in the course of antiviral drug development for SARS-CoV-2.

NanoViricides in the News

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

The Company issued a press release on February 4, 2020 detailing the interview, in which Dr. Diwan explained certain potential applications of the nanoviricide technology that can enable preparedness against novel viral outbreaks, in that, it allows for quick screening and picking an effective nanoviricide from a library-on-a-chip.

On January 28, 2020, Dr. Diwan was interviewed on the Stuart Varney Show on FBN. The Company has licensed a copy of the video excerpt from FBN and it is available on the Company’s website (www.nanoviricides.com), home page, under the heading  “Dr. Anil Diwan on Fox Business - 01/28/2020”.

On April 6, 2020, the Company announced that U.S. Senator Richard Blumenthal visited the Company’s facility in Shelton, Connecticut, on Tuesday, March 31, 2020. The Honorable Senator Blumenthal visited the Company to receive an update regarding the COVID-19 drug development program and to tour the cGMP-capable manufacturing facility. The Senator, his staff, and members of the press participated in a tour of the Company’s lab and manufacturing facility, and held a press conference after the tour.

The Company believes that, based on feedback from industry research analysts, the major milestone of the IND filing of its first drug, which we believe will happen in the near future, is expected to serve as a major value inflection point, as has generally been seen in the biopharma sector.

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

Limiting initial viral load is expected to minimize the occurrence of such complications, and is also expected to reduce the incidence of post-herpetic-neuralgia (“PHN”). PHN is defined as dermatomal nerve pain that persists for more than 90 days after an outbreak of herpes zoster affecting the same dermatome. Thus, we anticipate that NV-HHV-101 would have significant impact in reducing PHN incidence rates. We anticipate extending the NV-HHV-101 indication to include PHN after obtaining marketing approval for the first indication, namely effect on shingles rash.

The Company is pleased to note that it has been executing on all milestones towards the IND filing for its first clinical candidate along a reasonable projected timeline, and is doing so with highly conservative expenditures. These continuing developments are substantially dependent on external collaborations as well as on continuing to achieve successful results.

On January 9, 2020 the Company announced that its lead drug candidate, NV-HHV-101, was found to be safe in terms of potential genotoxicity in the suite of tests that were performed by an independent laboratory. The drug did not induce mutations in bacteria and did not cause chromosomal damage in human cells.

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

The Company had gone to great lengths to develop analytical techniques and perform characterization of the manufactured drug in order to de-risk the manufacturing quality and to provide well characterized, cGMP manufactured materials for the anticipated clinical programs. Nanomedicines such as the Company’s nanoviricides are complex materials that, as a class, have been challenging to characterize, and that the Company is learning from past failures in this class of drugs. The Company has therefore spent a substantial amount of time in developing analytical techniques and critical quality attributes in order to be able to manufacture consistent quality of drug from batch to batch.

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

NanoViricides’ platform technology and programs are based on the TheraCour® nanomedicine technology of TheraCour, which TheraCour licenses from AllExcel. NanoViricides holds licenses for developing drugs against several different viruses from TheraCour, including HSV-1 and HSV-2.

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

NanoViricides did not pay any upfront licensing fee under the Agreement. The Company will be required to pay a first milestone payment to TheraCour upon the grant of approval of an Investigational New Drug application (“IND”), of 75,000 shares of the Company’s Series A preferred stock. A second milestone payment will be due upon completion of Phase I human clinical trials in the cash amount of $1.5 million. A third milestone payment will be payable to TheraCour upon completion of Phase II human clinical trials in the cash amount of $2.5 million, and a fourth milestone payment will be due upon completion of Phase III human clinical trials in the cash amount of $5 million. However, NanoViricides shall have no obligation to continue clinical trials beyond Phase I.

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

While the Company has been focused on cGMP production, scale-up, and establishment of required characterization and analytical tools, we have brought down our cash expenditure rate significantly, to approximately $1.7 Million per quarter by reducing our workforce and by stopping work on all other programs except the HerpeCide program and the Covid–19 program.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter, we have engaged in development of a drug against SARS-CoV-2, that causes the COVID-19 spectrum of diseases. In addition, we have continued to focus our drug development work plans towards regulatory development primarily on our lead anti-shingles and anti-Herpes-virus programs. In particular, we have focused on a work plan towards our clinical development candidate for the topical skin ointment for the treatment of shingles rash, namely, NV-HHV-101. Because of the broad-spectrum nature of our anti-herpes drug candidates, we have also simultaneously continued further development of our drug candidates for four additional indications in the HerpeCide™ project, namely, cold sores, genital ulcers, and external ocular viral infections. We have prioritized our resources with the goal of filing our first IND in the shortest possible timeframe.

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

Based on our discussions with our regulatory advisors and consultants that indicated that the shingles drug candidate would be likely to reach the human clinical evaluation phase earliest compared to the other drug candidates we have focused on the treatment of the shingles rash using our skin cream formulation of NV HHV-101 as the lead drug candidate. Other drug candidates in the HerpeCide project are expected to follow into clinical stage rapidly thereafter. This is primarily because of the topical treatment nature of the drug candidates we have chosen to develop in these indications.

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

Previously, in the FluCide™ program, the Company has demonstrated extremely high effectiveness in animal models against two unrelated influenza viruses, namely H1N1 and H3N2. In the HIVCide™ program, in the standard SCID-hy Thy/Liv mouse model of HIV infection, the Company’s drug candidates were found to maintain viral load to the same level as an approved triple combination drug therapy, beyond 40 days after the nanoviricide treatment was discontinued, even though the combo therapy was continued daily. The Company intends to reactivate these programs upon appropriate collaborations or funding. The Company has also demonstrated preliminary successes in developing drug candidates against Dengue viruses, and Ebola virus, among others.

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

Dr. Friedrich has established several different types of assays for screening of candidates against VZV, HSV-1 and HSV-2 in our lab, and is establishing assays for Influenza viruses and HIV. Most recently, he has also established assays for drug development against human coronavirus infections, towards development of a drug lead for the current SARS-CoV-2 virus that has caused the COVID-19 worldwide pandemic. This capability has been instrumental in our rapid development of potential drug candidates for further investigation towards human clinical trials. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. This has significantly improved our ability of finding highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

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

Patents, Trademarks, Proprietary Rights: Intellectual Property

The nanomedicine technologies licensed from TheraCour Pharma, Inc. (“TheraCour”), which licenses its intellectual property from AllExcel, Inc. (“AllExcel”), serve as the foundation for our intellectual property. NanoViricides holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting NanoViricides the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

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

In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. In addition, unless there is an event of default, in which case the License would revert to TheraCour, the licenses are held in perpetuity  by NanoViricides for worldwide use. The licenses are also exclusively provided to NanoViricides for the licensed products so NanoViricides is the only party that can further sublicense the resulting drugs to another party, if it so desires. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that, effectively, TheraCour would be able to take the licenses back only in the event that NanoViricides files bankruptcy or otherwise declares insolvency and the inability to conduct its business, in the case of the VZV license a failure to make a milestone payment within 90 days or a failure to use its commercially reasonable efforts to obtain FDA approval for 24 consecutive months.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2020, we had cash and cash equivalents of $6,105,530, prepaid expenses of $331,772 and net property and equipment of $9,712,850. Accounts payable, loan payable, and accrued expenses were $1,141,182, inclusive of account payables of $578,155 to a related party. At March 31, 2020 we reported a loan payable to a related party of $1,072,162 payable to Dr. Anil Diwan.

In comparison, as of June 30, 2019, we had cash and cash equivalents of $2,555,207, prepaid expenses of $270,214 and net property and equipment of $10,227,247. Accounts payable and accrued expenses were $1,202,547, inclusive of account payables of $823,783 to a related party. Stockholders’ equity was $10,600,360 at June 30, 2019.

During the nine-month period ended March 31, 2020 we used approximately $5,110,000 in cash toward operating activities. During the Nine-month period ended March 31, 2019 we used approximately $5,130,000 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the January 24, 2020 underwritten offering and the May 21, 2020 registered direct offering it has sufficient funds in hand for initial human clinical trials of its first drug candidate, NV-HHV-101. Management believes we will have to raise additional capital to fund and perform additional projected work, including further required clinical trials of the first drug candidate towards approval, as well as engaging in further IND-enabling development and subsequent anticipated IND filings of human clinical trials of additional HerpeCide program drug candidates.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and nine month periods ended March 31, 2020 and 2019.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2020 decreased $176,194 to $1,134,132 from $1,310,326 for the three months ended March 31, 2019, and for the nine months ended March 31, 2020 decreased $706,483 to $3,628,622 from $4,335,105 for the nine months ended March 31, 2019. The decrease in the cost of research and development for the three and nine months ended March 31, 2020 is due to decreases in outside laboratory fees to collaborators, laboratory staffing and lab supplies and materials.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2020 increased $635,670 to $1,408,231 from $772,561 for the three months ended March 31, 2019, and  for the nine months ended March 31, 2020 increased $379,972 to $2,536,050 from $2,156,078 for the nine months ended March 31, 2019. The increase in expenses during the three and nine month periods ended March 31, 2020 compared to the prior periods resulted primarily from Increases in professional fees, and an increase in operating expenses in general offset by decreases in officers compensation arising from the resignation of the Company’s former Chief Executive Officer and travel costs.

Interest Income – Interest income for the three months ended March 31, 2020 increased $349 to $9,264 from $ 8,915 for the three months ended March 31, 2019 and decreased $31,399 to $15,265 for the nine months ended March 31, 2020 from $46,664 for the nine months ended March 31, 2019. The increase for the three month period ended March 31, 2020 is due to an increase in cash and cash equivalents due to the January 24, 2020 underwritten offering. The decrease for the nine month period ended March 31, 2020 was due to lower cash and cash equivalents for the majority of the nine month period ended March 31, 2020 as well as lower interest rates.

Interest Expense – Interest expense increased $44,937 and $49,068 for the three and nine months ended March 31, 2020 respectively from $-0- for the three and nine months ended March 31, 2019. The increase is a result of the interest paid on an Open End Mortgage Note, amortization of the mortgage loan origination fee, and interest paid on a short term loan payable.

Loss on issuance of Series A preferred stock for accounts payable – related party – Loss of $142,669 for the nine months ended March 31, 2020 represents the difference on the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 of previously deferred development fees owed to Theracour.

Change in fair value of derivative – Change in fair value of derivative for the three months ended March 31, 2020 increased $6,053,904 to $(6,119,762) from $(65,858) for the three months ended March 31, 2019.  Change in fair value of derivative for the nine months ended March 31, 2020 increased $6,077,547 to $(5,845,313) from $232,234 for the nine months ended March 31, 2019.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended March 31, 2020, the Company had a net loss of $(8,083,304), or $ (1.24) per share on a fully diluted basis compared to a net loss of $(2,139,830) or ($0.59) per share on a fully diluted basis for the three months ended March 31, 2019. For the nine months ended March 31, 2020, the Company had a net loss of $(11,571,963), or $ (2.45) per share on a fully diluted basis compared to a net loss of $(6,212,285) or $(1.77) per share on a fully diluted basis for the nine months ended March 31, 2019. The increase in the reported loss for the three and nine month periods ended March 31, 2020 is attributable mainly to an increase in the change in fair value of derivative liabilities of $6,053,904 and $6,077,547, respectively and an increase in general and administrative expenses offset by decrease in research and development expenses and a gain on warrant settlement.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $6,105,530, and prepaid expenses of $331,772 as of March 31, 2020 and accounts payable, loan payable, and accrued expenses were $1,141,182, inclusive of account payables of $578,155 to a related party. On December 16, 2019, the Company entered into an Open End Mortgage Note with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. As of March 31, 2020, the Company had drawn down $1.1 million on this note. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $103,688,549 at March 31, 2020. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. The Company is able to draw down $0.9 million from its current debt facility and as a result of the underwritten offering consummated on January 25, 2020 and the registered direct offering on May 21, 2020 the Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements.

In addition, the Company believes that it has several important milestones that it anticipates achieving in the ensuing year. Management believes that assuming it achieves these milestones, the Company would likely experience improvement in the liquidity of the Company’s stock, and would eventually improve the Company’s ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present

The Company has not experienced a direct financial adverse impact of the effects of the Coronavirus (COVID-19). However the emergence of widespread health emergencies due to COVID-19 may lead to regional quarantines, shutdowns, shortages, disruptions of supply chains, and economic instability. The impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. Though the Company has not experienced a direct financial impact, if the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds, in the future, may be materially adversely affected.

The Company believes that its existing resources and the proceeds of the registered direct offering of May 22, 2020 will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. The Company believes that the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2020.

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

As of March 31, 2020, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to material weaknesses in internal control over financial reporting described in Item 9A of our 10-K for the fiscal year ended June 30, 2019. These material weaknesses remain unremediated as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the reporting period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weaknesses described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 0 and 10,000 fully vested shares, respectively of its Series A preferred stock for a loan origination fee with a fair value of $39,301.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 0 and 100,000 fully vested shares of its Series A preferred stock, respectively, with a fair value of $0 and $392,669 in exchange for $250,000 of previously deferred development fees and recognized a loss on the exchange of $142,669.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recorded an expense of $29,251 for the three and nine months ended March 31, 2020, which was the fair value on the dates of issuance

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively, fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $26,207 and $32,479, respectively, for the three and nine months ended March 31, 2020 related to these issuances, which was the fair value on the dates of issuance.

During the nine months ended March 31, 2020, the SAB was granted in August 2019 fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.88 per share expiring in August 2023. in November 2019 572 fully vested warrants to purchase shares of common stock with an exercise price of $2.63 per share expiring in November 2023 and in February 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $8.68 per share expiring in February 2024. The fair value of the warrants was $2,444 for the three months ended March 31, 2020 and $3,885 for the nine months ended March 31, 2020 and was recorded as consulting expense.

For the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 56,854 and 74,987, respectively fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $173,250 and $227,250 for the three and nine months ended March 31, 2020, respectively, which was the fair value on the dates of issuance.

For the three and six months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 1,581 and 9,099, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 and $33,750 for the three and nine months, respectively, which was the fair value on the dates of issuance.

For both the three and nine months ended March 31, 2020, the Company’s Board of Directors authorized the issuance of 25,667 fully vested shares of its common stock with a restrictive legend to satisfy open accounts payable for consulting services. The common stock issued had a fair value of $77,000, which was the fair value on the date of issuance.

On January 9, 2020 the Company’s Board of Directors authorized the settlement with a vendor to redeem and cancel 17,200 shares of its common stock with a restrictive legend, which were initially issued in payment of accounts payable, for a payment of $25,000. The shares were cancelled and reported as reductions of common stock issued in exchange for accounts payable reported in the Statement of Changes in Shareholder Equity as a decrease of $25,000..The redemption and cancellation had no effect on the results of operations for the three and nine months ended March 31, 2020.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: June 22, 2020	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: June 22, 2020	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)