Form 10-K
period 2020-06-30
NANOVIRICIDES, INC.
filed 2020-10-13
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2020

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

Yes      ☐      No     ☒

As of October 14, 2020, there were approximately 10,654,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2019 by non-affiliates of the registrant was approximately $8,246,000 based on the closing price of $2.51 per share, as reported on the NYSE American on December 31, 2019, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. The Company intends to produce its drugs for clinical trials in this facility. The Company has the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for first-in-human use in the current SARS-CoV-2 pandemic for our anti-coronavirus drug in development, as well as for the anticipated clinical trials of NV-HHV-101 skin cream for the treatment of shingles. NV-HHV-101 has completed IND-enabling studies and an IND is in preparation (see below). The Company has developed several anti-coronavirus drug candidates. Of these, the Company recently nominated one for further safety-toxicology studies, with other candidates continuing development as further advanced future candidates or as back-up candidates. This strategy of developing multiple candidates for a given indication is a normal risk-minimization strategy that the Company employs.

The Nanoviricide Platform Technology in Brief

The Company develops its class of drugs, that we call nanoviricides®, using a platform technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. The nanoviricide® technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody. In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The nanoviricide® technology is the only technology in the world, to the best of our knowledge, that is capable of both (a) attacking extracellular virus, thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

The Company’s technology relies on copying the human cell-surface receptor to which the virus binds, and making small chemicals that are called “ligands” that will bind to the virus in the same fashion as the cognate receptor. These ligands are chemically attached to a nanomicelle, to create a nanoviricide®.

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented there, but it would also get entrapped because the nanomicelle polymer would turn around and fuse with the virus lipid envelop, harnessing a well known biophysical phenomenon called “lipid-lipid mixing”. In a sense, a nanoviricide drug acts against viruses like a “venus-fly-trap” flower does against insects. Unlike antibodies that tag the virus and require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only binds to the virus but also complete the task of rendering the virus particle ineffective.

Our lead program in this fiscal year has been NV-HHV-101 skin cream for the treatment of shingles rash. In addition, we began working on developing a treatment for SARS-CoV-2 virus infection that causes COVID-19 spectrum of diseases, since about January 2020, and accelerated this program since March 2020, in response to the epidemic that has now become a long-lasting global pandemic. We continued to work on the Shingles NV-HHV-101 drug project as the primary project, and the Coronavirus project as a secondary project throughout the reported fiscal year.

Fiscal Year 2019-2020 in Review

Lead Drug Program: NV-HHV-101 Skin Cream for the Treatment of Shingles Rash

NV-HHV-101 is our lead drug candidate in the HerpeCide™ program. It has advanced as a skin cream through pre-clinical development stages and at present it is at the IND application stage, with the design of clinical protocols, clinical site selection, and preparing for clinical trials, in process.

On Aug 5, 2019 we reported that NV-HHV-101 has been found to be safe and well tolerated at all dosage levels in the clinical observation portion of the GLP Safety/Toxicology study of NV- HHV-101 as a dermal treatment. The in-life stage of the first part of the GLP Safety/Toxicology studies was completed. Both the non-GLP and GLP Safety/Toxicology studies were conducted by BASi, Evansville, IN, a Contract Research Organization that is specialized in IND-enabling safety/toxicology studies.

On December 9, 2019, we further reported the current status of NV-HHV-101 in a press release, as discussed at the Annual Shareholders’ Meeting held on December 7, 2019. The in-life animal studies portions of the required GLP safety/toxicology studies were already completed then and resulting blood samples were sent by the contract research organization, BASi, to other laboratories for different analyses. The Company had also sent the NV-HHV-101 drug product for other required testing to different laboratories. Most of the studies were already completed by the external collaborators and the Company was then awaiting draft reports from the completed studies to guide the IND application drafting.

The Company has received reports from various external laboratories and has integrated them into appropriate sections of the IND application for NV-HHV-101. The Company has also substantially completed the Chemistry, Manufacture, and Controls section of the IND filing as of date of this Annual Report. Thereafter, having successfully completed the pre-clinical IND-enabling drug development studies, the Company began discussions with clinical sites and retained consultants for the design of the clinical program for NV-HHV-101, which needs to be included in an IND. Thus the IND application is substantially complete, except for the clinical trial design that was still being performed with the help of consultants.

However, the COVID-19 epidemic expanded across the US, and also globally, since March 2020, and did not show signs of abating rapidly. It became apparent that this epidemic would have a significant impact on any new clinical trials for other viruses such as for our shingles treatment development. The impact would be in terms of the ability to recruit and retain patients, as well as in the design of the clinical trial in presence of COVID-19 related contingencies, and most importantly, in the interpretation of the resulting datasets. The Company therefore determined that it was better to wait for resolution of the COVID-19 epidemic prior to entering into NV-HHV-101 clinical trials.

Our NV-HHV-101 drug is thus in the IND stage and we intend to file the IND soon after the COVID-19 epidemic situation resolves. Assuming an IND application is approved by the US FDA, we will then be able to commence clinical trials in this program.

Importantly, NV-HHV-101 has shown broad-spectrum activity against HSV-1 (cause of “cold sores”), HSV-2 (cause of “genital ulcers”), and VZV (the varicella-zoster virus, that causes chickenpox in children and immune-compromised humans, and shingles in adults). Our other HerpeCide program candidates in progress at present are based on NV-HHV-101, thereby maximizing return on investments and shareholder value.

The market size for the treatment of shingles is estimated at approximately one billion dollars by various estimates. These estimates take into account the Shingrix® vaccine as well as existing vaccines. About 500,000 to 1 million cases of shingles occur every year in the USA alone.

The market size for our immediate target drugs in the HerpeCide™ program is variously estimated at billions to tens of billions of dollars. The Company believes that its dermal topical cream for the treatment of shingles rash will be its first drug heading into clinical trials in the HerpeCide program. The Company believes that additional topical treatment candidates in the HerpeCide™ program, namely, HSV-1 "cold sores" treatment, and HSV-2 "genital ulcers" treatment are expected to follow the shingles candidate into IND-enabling development and then into human clinical trials.

In addition, our newly engaged program for development of a broad-spectrum anti-coronavirus drug treatment has progressed well and we have fully engaged into this program as of this writing.

Our New Coronavirus Drug Development Program

Since January 2020, the Company began working on developing a treatment for the SARS-CoV-2 virus (then known as 2019-nCoV virus) infection that causes COVID-19 spectrum of diseases. Our efforts were at that time boot-strapped upon existing work being performed for our Shingles treatment drug candidate and earlier work that we had performed on developing drug candidates for MERS-Coronavirus in 2014, and for SARS-Coronavirus in 2012. Although we had designed and made drug candidates for MERS-CoV, these candidates were not tested as the global efforts quickly shifted to the Ebola epidemic in the 2014-2015 timeframe. For the SARS-CoV-2 drug development program, we had a good head start because the structure of the first SARS-CoV and its interaction with the human receptor ACE2 had been solved. SARS-CoV-2 uses the same receptor, ACE2, as does SARS-CoV, and another coronavirus, namely h-CoV-NL63. Also it was found that SARS-CoV antibodies were cross-reacting with SARS-CoV-2.

We have achieved several milestones in our newly instituted drug development program against SARS-CoV-2 since beginning these efforts.

Very quickly, in January 2020, we developed anti-viral ligands capable of binding to the SARS-CoV spike protein (i.e. S1 antigen) at the same site where this viral spike protein binds to the human ACE2 cellular receptor protein as a doorway to enter and infect the cell. We perform design of such anti-viral ligands using molecular modeling tools. We continued to evolve these developments further as the program progressed. We already had some of the lead chemicals or their fragments for these newly designed ligands in our existing chemicals and ligands library. We used the same polymer backbone as used for NV-HHV-101 to speed up the development, and attached the different test anti-coronavirus ligands to the polymer backbone using covalent chemical linkages, resulting in new anti-coronavirus nanoviricides test compounds.

Viral mutations lead to viruses escaping drugs such as antibodies and small chemicals in the field. In spite of mutations, the virus binds to the same site on the same cellular receptor in the same fashion. We develop small chemical ligands that are designed to bind to the virus protein at the same binding area, mimicking the cellular receptor. Thus, even if the virus mutates, the nanoviricide drugs so designed would continue to work, provided they mimic the cellular receptor adequately and successfully.

The Company also developed anti-coronavirus assays for testing these compounds in our own BSL2 certified Virology laboratory very quickly. These cell culture assays employ known less threatful, circulating human coronaviruses. Of these, coronavirus hCoV-NL63 uses the same ACE2 receptor, but causes a milder disease with similar pathological manifestations, as do SARS-CoV-1 and -2. HCoV-NL63 is known to cause severe lower respiratory tract infections in young children leading to hospitalization. The symptoms are generally less severe than SARS-CoV-2 but are similar. In most cases, hCoV-NL63 causes relatively mild disease, often associated with croup, bronchiolitis, and lower respiratory tract disease in children, and is considered to cause some of the common colds in adults. Thus, the clinical manifestation of hCoV-NL63 infection in pediatric patients is similar to that of SARS-CoV-2, although much less severe. SARS-CoV-2 causes clinically similar milder forms of disease in most patients, but moderate to severe disease requiring hospitalizations in about 15-20% of infected persons. These similarities imply that hCoV-NL63 should be a reasonable model virus for antiviral cell culture and animal studies in BSL2 environment in the course of antiviral drug development for SARS-CoV-2. Thus NL63 serves as a good surrogate for SARS-CoV-2 drug development. Another coronavirus we are testing against, namely hCoV-229E, uses a different but somewhat related receptor (in terms of biophysics). Investigating against both of these strains would allow us to examine which of the test candidates have more broad-spectrum effectiveness against coronaviruses. However, there can be no assurance that successful results against these forms of coronaviruses will lead to similar results against SARS-CoV-2. There can be no assurance that even successful results against SARS-CoV-2 itself will lead to successful clinical trials or a successful pharmaceutical product. This is true of every drug development effort against SARS-CoV-2. The effectiveness of a drug against SARS-CoV-2 will need to be evaluated in human clinical trials.

We confirmed in a press release on January 30, 2020, that we had begun working on developing a broad-spectrum anti-coronavirus drug for the treatment of SARS-CoV-2 and other coronaviruses.

On March 16, 2020, we reported in a press release that we had completed synthesis of certain test candidates that we had designed, and that we had completed development of anti-Coronavirus assays for testing such novel candidates, in our own laboratories.

On May 12, 2020, in a press release, we reported that we had successfully developed drug candidates that demonstrated very high anti-viral effectiveness in cell culture studies against multiple human coronaviruses. Two of the tested nanoviricides drug candidates were highly effective in cell culture assays against multiple coronaviruses that infect humans. In particular, they were several-fold more effective than favipravir (aka T-705), against the tested viruses. Favirpravir is a broad-spectrum nucleoside-like analog drug that is in clinical testing against SARS-CoV-2, originally developed by Fujifilm. We tested these drug candidates for anti-viral effectiveness against two distinctly different, unrelated coronaviruses that cause human disease, namely hCoV-NL63, and hCoV-229E. The assays evaluated the reduction caused by the drug candidate in cell death upon viral infection, formally known as cytopathic effects (CPE) assays.

We found that the same two nanoviricides drug candidates were highly effective against hCoV-NL63, the coronavirus that uses the same cellular receptor as SARS-CoV-2, as well as another coronavirus, namely hCoV-229E, that causes seasonal common colds in humans. HCoV-229E uses the APN (Aminopeptidase-N) membrane protein on human cells as its receptor to enter cells, different from the ACE2 receptor used by hCoV-NL63 and SARS-CoV-2. ACE2 and APN may be considered to belong to a common superfamily of enzyme membrane proteins in terms of biophysics. The various receptors used by different coronaviruses all appear to fall in the broad family of membrane-associated serine proteases. As a family, they share several structural features. Their substrate specificities are dictated by specific amino acid residues and their positions.

We believe the fact that these nanoviricides anti-coronavirus drug candidates are highly effective against two distinctly different coronaviruses that use different cellular receptors is very significant. Specifically, it provides substantial confidence and scientific rationale that even if the SARS-CoV-2 coronavirus mutates, the nanoviricides can be expected to continue to remain effective. In contrast, it is generally thought that SARS-CoV-2 may be able to escape antibodies being developed as drugs. Antibodies are known to become ineffective upon viral mutations.

We believe that broad-spectrum anti-coronavirus drugs such as its nanoviricides drug candidates would be expected to provide the ideal solution for combatting COVID-19, provided that the candidates show effectiveness in human clinical trials.

On May 20, 2020, we reported in a press release that strong effectiveness against infection by an ACE2-utilizing coronavirus in an animal model was observed for our test drug candidates in development against SARS-CoV-2 to treat COVID-19 spectrum of diseases. In this lethal, direct-lung-infection model, animals in all groups infected with hCoV-NL63 developed lung disease which later led to multi-organ failures, a clinical pathology resembling that of the SARS-CoV-2. Reduction in loss of body weight at day 7 was used as the primary indicator of drug effectiveness. Rats were infected directly into lungs with lethal amounts of hCoV-NL63 virus particles and then different groups were treated separately with five different nanoviricides test drug candidates, remdesivir as a positive control, and the vehicle as a negative control. The treatment was intravenous by tail-vein injection.

Animals treated with the five different nanoviricides showed significantly reduced body weight loss. The body weight loss was only 3.9% for the best nanoviricide candidate, ranging to 11.2% for the potentially least effective one, as compared to 20% in the vehicle-treated control group, in female animals (n=5 in each group). Male animals treated with the same nanoviricides also showed significantly reduced body weight loss. The body weight loss in male animals was 8.0% for the best nanoviricide candidate and ranged up to 10.9% for the potentially least effective one, as compared to 25% in the vehicle-treated control group (n=5 in each group). In comparison, remdesivir treatment led to a body weight loss of 15.2% in females and 18.6% in males in this study. Remdesivir is known to be rapidly metabolized in native animal models, and its effectiveness was evaluated in specially constructed serum esterase negative mice in published literature. Importantly, this study demonstrated that our drug candidates were highly effective in a native animal model of lethal coronavirus lung infection, which may be considered more stringent than the clinical condition in human patients. Smaller numbers mean less loss in body weight compared to starting body weight in the group, and indicate greater drug effectiveness.

The striking difference in weight loss between the two sexes in this animal model was remarkable. It has been widely reported that men are more likely to suffer severe infection and fatalities from SARS-CoV-2 than women in the current pandemic. This feature was replicated in our animal model study indicating that biological sex differences are the driver of the differences in the severity of infection by the coronaviruses that utilize the ACE2 receptor.

The strong effectiveness of nanoviricide test drug candidates in this model is consistent with the effectiveness observed in cell culture studies against infection of both hCoV-NL63, which was used in this study, and hCoV-229E, another circulating coronavirus that uses a distinctly different receptor, namely APN.

Thus this study corroborated the cell-culture effectiveness and provided confidence that these nanoviricides drug candidates may be expected to result in a clinical candidate to be pursued in human clinical trials.

Subsequent to the reporting period, on July 8, 2020, we reported in a press release that excellent safety and tolerability of the drug candidates in development against SARS-CoV-2 to treat COVID-19 spectrum of diseases was observed in an animal model. Three different drug candidates at three different dosage levels (low, medium, and high) and vehicle control were administered to separate groups of mice intravenously in this non-GLP Safety-Tolerability study. Sixteen mice in each group (8 males, 8 females), were administered one of the three drug candidates at one of the three dose levels, and additionally, one group was administered vehicle control, for seven days by daily tail-vein intravenous infusion in this blinded study with additional evaluations on 8th day. This non-GLP safety/tolerability study was conducted under GLP-like conditions by AR BioSystems, Inc., Tampa, FL.

There were no clinical signs of immune or allergic reactions such as itching, biting, twitching, rough coat, etc. Further, there were no observable changes in any organs including large intestine or colon on post mortem in gross histology. The only reportable changes observed were, in the high dosage groups of two of the three drug candidates tested, associated with the non-absorption of water, in the colon. This is consistent with the clinical observation of loosened stools in the same groups. In clinical usage, the drug candidates are not anticipated to be administered in such high levels. The objective of this study was to discover the dosage level at which such an effect may occur. Loose or very loose stools at very high dosages in such a study is an expected and acceptable side effect of the polyethylene glycol (PEG) moiety, which we believe forms the backbone of the nanoviricides drug candidates. PEG is used prior to colonoscopy in humans to promote loose stools and internal cleaning of the intestines, by causing non-absorption of water.

Clinical observations and gross post-mortem studies showed that the tested drug candidates were safe and well tolerated, thereby clearing the path for further development towards a treatment for SARS-CoV-2 infection that has caused the current COVID-19 pandemic.

On the basis of these studies, we have developed a strategy for drug development with the goal of creating the most effective medicine to obtain regulatory approval for emergency use in the COVID-19 pandemic in the shortest timeline feasible, after having achieved proof of concept of broad-spectrum anti-coronavirus effectiveness of test candidates. To this end, we have worked to harness the full power of the nanoviricide platform, which (1) enables attacking the virus particle blocking infection by itself as described above, as well as (2) enables protection and delivery of other payload drug(s) that can interfere with the replication of the virus inside cells.

A curative treatment for a virus such as SARS-CoV-2 coronavirus would require a multi-faceted attack that shuts down (i) the ability of the virus to infect host cells, and simultaneously, (ii) the ability of the virus to multiply inside the host cells. The nanoviricide® platform enables direct multi-point attack on the virus that is designed to disable the virus and its ability to infect new cells. At the same time, a nanoviricide is also capable of carrying payload in its “belly” (inside the micelle) that can be chosen to affect the ability of the virus to replicate. The nanoviricide is designed to protect the payload from metabolism in circulation. Thus, the nanoviricide platform provides an important opportunity to develop a curative treatment against SARS-CoV-2, the cause of COVID-19 spectrum of pathologies.

We have previously stated that we are currently working on developing the “first generation” nanoviricides nanomedicines that block the re-infection cycle of the virus towards drug approvals, as in the case of NV-HHV-101. We had also stated that in a second generation later on we planned on harnessing the full power of the nanoviricides nanomedicine platform towards creating second generation drugs that also encapsulated payload to additionally block the replication cycle of the virus, thereby effectively creating cures against viruses that do not integrate into human cells or form latent reservoirs.

We accelerated the development of a second generation nanoviricide against COVID-19 given that a well known drug that affects the replication cycle is already available and is the only direct-acting antiviral currently authorized in the USA, albeit for emergency use, namely remdesivir. While highly effective in cell cultures, the clinical effectiveness of remdesivir is known to be limited by the rapid metabolism it undergoes in the bloodstream upon infusion. We believe that by encapsulating remdesivir into our nanoviricide, it may undergo limited metabolism thereby improving its effectiveness.

On September 16, 2020, we announced that we had nominated a clinical drug candidate, identified as NV-CoV-1-R for further development. The candidate is made up of a nanoviricide that we have found to possess broad-spectrum anti-coronavirus activity, now identified as NV-CoV-1, and remdesivir encapsulated inside the core of NV-CoV-1. NV-CoV-1 itself is designed to attack the virus particles themselves, and possibly would also attack infected cells that display the virus antigen S-protein, while sparing normal (uninfected) cells that do not display the S-protein. Additionally, remdesivir is widely understood to attack the replication cycle of the virus inside cells. Thus the combined attack enabled by NV-CoV-1-R on the virus could prove to be a cure for the infection and the disease, provided that the necessary dosage level can be attained without undue adverse effects. Human clinical trials will be required to determine the safety and effectiveness of NV-CoV-1-R.

Remdesivir is a well-known antiviral drug (developed by Gilead) that has been approved for emergency use treatment of SARS-CoV-2 infection or COVID-19 in several countries. NV-CoV-1 is a novel agent that is being used as an adjuvant to remdesivir in creating NV-CoV-1-R, to improve the overall effectiveness. It is well known that remdesivir suffers from rapid metabolism in circulation that breaks down the prodrug to its nucleoside form which is not readily phosphorylated. The Company anticipates that encapsulation in NV-CoV-1 may protect remdesivir from this rapid metabolism. If this happens, the effective level and stability of remdesivir in the body would increase. This increase may lead to increased effectiveness if there are no adverse effects. Such increased effectiveness, if found, may also allow reduction in the required dosage of remdesivir in the encapsulated form, i.e. as NV-CoV-1-R. In this sense, NV-CoV-1 can be viewed to act as an adjuvant that enhances the effect of remdesivir, a known antiviral against SARS-CoV-2.

We also continue to work on additional variants of drug candidates that we have found to be effective against coronaviruses in cell culture studies, with and without encapsulated payload drugs. We thus guard against the risk of unknown effects in the drug development process.

Thus we believe we have made significant progress in developing novel drug candidates against SARS-CoV-2 under the severe time pressure of the pandemic. We plan on GLP Safety/Pharmacology studies, a pre-IND filing with the US FDA for guidance, and thereafter an IND application for our clinical drug candidate against COVID-19. We are working on these activities as rapidly as possible. We believe that we are developing highly effective drug candidates against coronaviruses that we anticipate should be able to enter and succeed in human clinical trials. However, we cannot provide timelines because of extreme dependence on external collaborators for these activities.

Financings

As of June 30, 2020, we had cash and cash equivalents of approximately $13.7 million and prepaid expenses of approximately $.3 million. In addition, the Company had approximately $9.5 million in property and equipment, net  of accumulated depreciation.

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note bears interest at a rate of 12% per annum and is secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee. As of June 30, 2020, the Company has drawn down $1.1 million on this loan. On April 30, 2020, the Company and Dr. Diwan have mutually agreed to extend the maturity date of the Note, at the Company’s option, to May 15, 2021, with the rest of the terms remaining the same.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour Pharma, Inc. (“TheraCour”), whereby the Company and TheraCour agreed to exchange 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour. The Company recognized a loss on the exchange of $142,669 during the year ended June 30, 2020. Dr. Diwan is principal shareholder of TheraCour.

These two transactions together provided a much needed cash infusion of up to $2.3 million to the Company at a critical time. There were no agents or brokers in these transactions and no commissions or agency fees were paid other than legal and regulatory fees. Dr. Diwan, being a party with interest, recused himself from, and was not present at, the discussions and negotiations of the independent members of Company’s Board of Directors on both of these transactions.

On January 24, 2020, the Company announced in a press release that it had completed an underwritten public offering (the “Offering”) with gross proceeds of $8,625,000 before deducting underwriting discounts and other estimated offering expenses. The Offering included 2,500,000 shares of the Company’s common stock, and 375,000 additional shares from the exercise of the underwriter’s option to purchase to cover over-allotments at the public offering price of $3.00 per share. No warrants were issued in this Offering. The net proceeds to the Company after deducting offering costs was $7,457,575.

On May 26, 2020, the Company announced it had raised $10,220,000 in gross proceeds from the sale of 1,400,000, shares of common stock, at a price of $7.30 per share, in a previously announced registered direct offering (the  “May Offering”). No warrants were issued in this May Offering. The net proceeds to the Company were $9,219,400 after deducting placement agent fees and other costs. The May Offering closed on May 22, 2020.

With these financings and continued control of expenditures, the Company ended the current fiscal year with approximately $13.7 million in cash and cash equivalents, and $9.5 million in property and equipment net of accumulated depreciation. As of June 30, 2020 the Company had a mortgage note payable-related party of approximately $1.1 million and a loan payable of approximately $60,000 that will mature on December 15, 2020.

On July 8, 2020, subsequent to the date of the reporting period, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.53 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of Common Stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of Common Stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.

The Company thus believes that it is in a strong financial position now and can undertake the COVID-19 clinical program, and also, when opportune, reengage the NV-HHV-101 clinical program. The Company also believes that additional non-dilutive financing will be available under the COVID-19 program upon advancing it further toward or  into human clinical trials. The Company also believes that due to the pandemic, it will be possible to rapidly take our anti-coronavirus drug into human clinical trials under the COVID-19 regulatory pathways of the US FDA.

Corporate Events - Intellectual Property

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. TheraCour is a privately owned company, controlled by Anil R. Diwan, PhD, principal developer of the polymeric-micelle based nanomedicines technologies. TheraCour licenses its intellectual property from AllExcel, Inc., a company that is owned and controlled by Dr. Diwan. The Company has a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of a number of human viral diseases including HSV-1, HSV-2, and VZV.

On November 4, 2019, the Company announced in a press release that it has completed the process of licensing the VZV (shingles and chickenpox virus) field for drug development and commercialization from TheraCour. The Company executed this license agreement for VZV with TheraCour on November 1, 2019 (the “Agreement”). Under this Agreement, NanoViricides has obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute drugs that treat Varicella Zoster Virus infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. NanoViricides did not pay any upfront licensing fee under the Agreement. The Company will pay a first milestone payment to TheraCour upon the grant of approval of an Investigational New Drug application (IND), of 75,000 shares of the Company’s Series A preferred stock. A second milestone payment will be due upon completion of Phase I human clinical trials in the cash amount of $1.5 million. A third milestone payment will be payable to TheraCour upon completion of Phase II human clinical trials in the cash amount of $2.5 million, and a fourth milestone payment will be due upon completion of Phase III human clinical trials in the cash amount of $5 million. However, NanoViricides shall have no obligation to continue clinical trials beyond Phase I. Upon commercialization, NanoViricides will pay royalties of 15% of Net Sales to TheraCour, as defined in the Agreement. The Agreement contemplates that the parties will enter into a separate Manufacturing and Supply Agreement for the commercial manufacture and supply of the drug products if and when NanoViricides intends to engage into commercialization of the drugs. The Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights. Dr. Diwan recused himself in the Board’s discussions on the VZV license agreement.

On June 9, 2020, the Company reported in a press release that it has signed a Memorandum of Understanding (“MoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour. The MoU specifically provides a limited, exclusive license to all research and development in the Field for further research and development purposes towards human clinical trials. Dr. Diwan recused himself in the Board’s discussions on the MoU, and recuses himself from the Company’s discussions regarding the license agreements as well. McCarter & English, LLP advised the NanoViricides Board of Directors and DuaneMorris, LLP advised TheraCour on this MoU. These law firms are expected to continue as attorneys for the parties for the negotiation of the license predicated in the MoU. The Board of the Company has since retained an independent consultant for the evaluation of the assets in order to develop the full license agreement. The Company intends to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials.

The Company believes that it currently does not need a license for the use of remdesivir in developing the novel nanoviricide drug candidates that encapsulate remdesivir. The Company has undertaken encapsulation of remdesivir into certain of its drug candidates for the treatment of coronavirus because we believe that this encapsulation would result in substantial patient benefits. However, the Company believes that our anti-coronavirus drug candidates have shown significant anti-coronavirus activity in cell culture and animal studies, and therefore are expected to be viable drugs against human coronavirus infections by themselves, without encapsulating remdesivir. At present, the Company believes that to develop them as independent, we will need to also use the approved remdesivir treatment as standard of care in addition to the new nanoviricide drug candidate in the human clinical trial treatment arm. It may be possible that encapsulation would improve the pharmacokinetics of remdesivir and thereby improve its effectiveness when in encapsulated form. These possibilities can only be evaluated in a human clinical trial. We believe that any license for the use of remdesivir encapsulation in our novel drugs, if necessary, will be feasible in the interests of resolving the pandemic. The Company would also be willing to collaborate with Gilead Sciences, Inc., the developer of remdesivir, for developing the encapsulated drug. There is currently no collaboration agreement with Gilead Sciences, Inc., nor any assurance that such an agreement can be reached. The Company is currently developing its anti-coronavirus drugs independently, on its own.

Investor Outreach

During the reporting period and thereafter, the Company has made significant efforts in its investor outreach programs. The Company has retained Tradigital, Inc. as its investor relations firm. In addition, the Company has presented at various investor conferences. The Company has also been interviewed on national and investor-oriented channels, unsolicited, due to our engagement in COVID-19 drug development efforts.

On October 3, 2019, the Company reported in a press release that Dr. Diwan, Company’s President, Chairman and CEO was interviewed by broadcast journalist Christine Corrado of Proactive Investors, a leading multi-media news organization, investor portal and events management business with offices in New York, Sydney, Toronto, Frankfurt, and London.

On February 4, 2020, the Company reported in a press release that Dr. Diwan was interviewed on the Kennedy show on Fox Business News (FBN), on January 23, 2020. The Company has licensed a copy of the video excerpt from FBN and it is available on the Company’s website (www.nanoviricides.com) under the heading “NanoViricides In the News”, by clicking on “Dr. Anil Diwan on Fox Business - 01/23/2020 - By - Kennedy”.

On February 10, 2020, the Company reported in a press release that Dr.  Diwan was interviewed on the Stuart Varney show on Fox Business News (FBN), on January 28, 2020. The Company has licensed a copy of the video excerpt from FBN and it is available on the Company’s website (www.nanoviricides.com), home page, under the heading “Dr. Anil Diwan on Fox Business - 01/28/2020”.

Dr. Diwan participated as a panelist on a virtual panel discussion entitled, “COVID-19: Current Pipeline and Innovations for Therapeutics and Vaccine”, organized by BioCT, an association of biotechnology and pharmaceutical businesses in Connecticut, on April 8, 2020. The panel was moderated by Dr. Mostafa Analoui, Executive Director, Venture Development & Technology Incubation Program (TIP), Office of the Vice President for Research, University of Connecticut, Storrs, CT. A transcript of the panel discussion is available at https://www.youtube.com/watch?v=WpTP_wnEZKw&feature=youtu.be.

On April 13, 2020, the Company reported that Dr. Diwan and key staff members at the Company’s Shelton, CT headquarters were interviewed by broadcast journalist Christine Corrado of Proactive Investors on March 27, 2020, remotely, from their New York office.

On April 22, 2020, Dr. Diwan, presented a corporate update focused on the COVID-19 and shingles programs at the Planet Microcap Virtual Showcase 2020.

On June 30, 2020, the Company reported in a press release that it has been added to the Russell Microcap® Index effective after the U.S. markets opened on Monday, June 29, 2020. Membership in the Russell Microcap® Index, which remains in place for one year, means automatic inclusion in the appropriate growth and value style indexes. FTSE Russell determines membership for its Russell indexes primarily by objective, market-capitalization rankings and style attributes. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. Approximately $9 trillion in assets are benchmarked against Russell’s US indexes. Russell indexes are part of FTSE Russell, a leading global index provider. Inclusion of NanoViricides in the Russell Microcap Index may be expected to increased participation in the NNVC stock positions of investment managers and institutional investors that purchase, follow or employ this index.

Subsequent to the reporting period, Dr. Diwan, was invited to participate in the “B. Riley FBR Virtual Infectious Disease Summit – Therapeutics Day” on Tuesday, July 21, 2020. The Conference was organized by B. Riley FBR, Inc. (https://brileyfbr.com/). Dr. Diwan participated in Panel #3 at 2020 at 2:10 p.m. ET, entitled “Taming the Severe Disease Presentations”.

Dr. Diwan provided a further update on its programs at the LD500 Virtual Conference on September 3rd, 2020, as reported by the Company in a press release issued on September 4, 2020.

Thus we have made strong progress in drug development, despite engaging into a novel drug program against coronaviruses in response to the current pandemic, as well as financing and leadership building in the reported year.

The Company’s primary focus has shifted to bringing its broad-spectrum anti-coronavirus drug into human clinical trials as soon as possible, in response to the current pandemic, as detailed above.

Our other lead program, namely NV-HHV-101 skin cream for treatment of shingles rash, is now in IND-ready stage, with clinical trial design and clinical trial selection as the remaining steps prior to filing an IND. Shingles is caused by reactivation of VZV (Varicella-Zoster Virus), which causes chickenpox in children. Several additional indications in the HerpeCide™ program, including skin creams for the treatment of “genital ulcers” (HSV-2), and for the treatment of “cold sores” (HSV-1”) are expected to follow the shingles candidate into clinical development. In addition, the Company has drug candidates in development against severe influenzas (including bird flu), HIV, Dengue, Ebola/Marburg and other viruses at different preclinical stages. According to a 2014 market report prepared by Jain PharmaBiotech (“Jain”), entitled “Antiviral Thereapeutics, Technologies, Markets & Companies,” the overall market size for our potential drugs is estimated to be between $40~65 Billion by 2023. This broad pipeline is enabled by our unique post-immunotherapeutic “bind-encapsulate-destroy” technology platform.

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

The Company’s drug candidates are licensed from TheraCour, and are developed by TheraCour for the Company on the basis of several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour. Unlike usual pharma industry licenses that are specified for single chemical entities or for groups of similar chemical entities, our licenses are specified for the vertical application field of use, thereby providing us with a large universe of diverse development candidates under the same umbrella. The Company has exclusive licenses from TheraCour for drug candidates derived from and based on TheraCour’s technologies for several viruses. In 2005, the Company obtained a license from TheraCour for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus (INF), Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. Thereafter, on February 15, 2010, the Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types for Dengue viruses (DENV), Japanese Encephalitis (JEV), West Nile Virus (WNV), viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes Keratitis, and Ebola/Marburg viruses. While herpes simplex viruses were already specified as licensed previously, the term “ocular herpes keratitis” was added to this additional license agreement at the specific request of the Company for clarity only. In addition, the Company completed the process of licensing the VZV (shingles, chicken pox virus) field from TheraCour in November 2019. The Company and TheraCour have executed a Memorandum of Understanding which already provides a limited development license to the Company for the field of human coronavirus indications in June, 2020. The Company is in the process of conducting a valuation for the human coronavirus indications. A definitive agreement to license the human coronavirus field is currently being negotiated by the parties. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has asked for, and we anticipate that the human coronavirus field license will be executed shortly.

The Company retains worldwide exclusive rights to commercially develop, commercialize, and market the licensed products. The Company pays TheraCour for the R&D work asked to be performed by the Company to develop these drugs, their chemistries, formulations, and manufacturing processes, substantially at cost, with a certain fee as specified in the license agreements. The Company may perform initial developmental testing by itself and through third parties, such as academic labs, government institutions, contract research organizations, for safety and effectiveness, among other tests. The Company may perform further IND-enabling advanced pre-clinical studies using third parties, such as contract research organizations, usually on clinical drug candidates. The Company expects to perform human clinical trials using contract research organizations with expertise in such clinical trials. The Company intends to sponsor the drugs for commercialization activities and obtain the rights of commerce under various regulatory authorities for its own use.

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

Similarly, the development of drug candidates to treat the SARS-CoV-2 infection has progressed rapidly, from discovery to pilot scale manufacture within months, because of the specific advantages of our platform.

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

We have developed in-house cell culture screening capability for developing drug candidates against human Coronaviruses, VZV, HSV-1 and HSV-2, as well as influenzas and HIV, among others. This capability has substantially strengthened our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. We believe this has significantly improved our ability to find highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

cGMP Manufacturing Facility

Manufacturing of drug products for sale, as well as for late stage clinical trials is required to be performed in FDA-registered cGMP manufacturing facilities. Manufacture of drugs for earlier stage clinical trials as well as for IND-enabling GLP Safety/Toxicology studies needs to be performed in a c-GMP-compliant manner.

We believe we are one of the very few small pharmaceutical drug innovators that possess its own cGMP or cGMP-capable manufacturing facility. With our Shelton, Connecticut campus and pilot-scale cGMP-capable manufacturing facility, we believe we are in a position to advance our drug candidates into clinical trials, produce the pre-clinical “tox package” batches, and the clinical drug substance batches.

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

State of the Company – Drug Development Programs

In addition to the rapid advancement in drug development against human coronaviruses in response to the current pandemic undertaken since January, 2020, as described earlier, during a major part of the reported fiscal year ending June 30, 2020, we have focused our efforts primarily on the HerpeCide program. We are developing drugs against three indications in this program in parallel at present, namely, HSV-1 “cold sores” (orolabial herpes and recurrent herpes labialis or RHL), HSV-2 “genital ulcers”, and VZV shingles. We are developing topical treatments (skin creams or lotions) for these three indications. All of the drug candidates in these three leading indications comprise common chemistry features and are based on the same family of ligands and polymers, enabling efficient parallel development. Our parallel development of these indications maximizes return on investment and shareholder value. Of these, the shingles indication program is in the process of clinical trial design and clinical site selection, which will be a part of the IND application. The IND filing has been delayed due to the potential impact of COVID-19 on upcoming human clinical trials, and we will complete this task to engage into clinical trials as soon as the pandemic wears down to the point that these clinical trials can be conducted without excessive impact on design, execution, and cost of the trials. We believe that the other two indications will advance to an IND stage in the very near future.

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

Including the HerpeCide program explained above, we currently have nine different drug development programs, attesting to the strength of our platform technology. We have chosen to focus strategically on the anti-coronavirus program at present, and we believe that we have candidates that are worthy of human clinical trials. We are in the process of moving them into IND-enabling safety/toxicology studies at this time. We believe that these IND-enabling studies should be conducted rapidly due to the expedited nature of the anti-coronavirus programs at both the CROs and at the US FDA. After this, we plan on taking the NV-HHV-101 skin cream clinical drug candidate for treatment of shingles rash into human clinical trials, and further develop additional HerpeCide™ program indications and drug candidates that are expected to result in a robust franchise with drug approvals against a number of different herpes virus indications.

Our drug development strategies may be influenced by considerations regarding the ability to engage into licensing or co-development relationships with other pharmaceutical companies. Pharmaceutical drug development is an expensive and long duration proposition. Management’s plan is to develop each of our nanoviricides to the necessary stage(s) for potential collaborations. Our drug development strategies may be influenced by considerations regarding the ability to engage into collaborations with other pharmaceutical companies. Such licensing or co-development relationships may entail upfront payments, milestones payments, cost sharing, and eventual revenue sharing, including royalties on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to the Company. The Company intends to develop its drugs on its own if a suitable collaboration does not occur. As and when needed, management plans to continue to raise additional funds for our continuing drug development efforts from public markets. However, there can be no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company.

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

We have continued to make significant progress in advancing our newly engaged anti-coronavirus drug program, and our HerpeCide program drug pipeline. Our drug development capabilities are substantially enhanced by the recent financings discussed earlier.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond the Company's control.

The Human Coronavirus Treatment Drug Program

In a very short time, we have been able to develop drug candidates worthy of human clinical trials to treat SARS-CoV-2 infection that causes COVID-19 spectrum of diseases.  We have nominated a clinical candidate subsequent to the reporting period, and are advancing this candidate as well as additional candidates into safety/toxicology studies in parallel to maximize the chances of success in the shortest period of time, as described earlier.

Our coronavirus drug treatment candidates were shown to be highly active against multiple coronaviruses in cell culture studies, and also highly active against a coronavirus that uses the same ACE2 cellular receptor as the SARS-CoV-2 (and SARS-CoV-1), namely, h-CoV-NL63, in animal studies. We are therefore confident that these candidates may result in a drug that can be used not only during the pandemic but also normally for the various circulating human coronavirus diseases.

Due to the severe nature of the pandemic, several companies are developing treatments and vaccines for COVID-19. Of these, only two at present are directly acting on the virus itself, namely remdesivir (Gilead), and favipravir (Fujifilm). Remdesivir is currently approved for emergency use only in the USA and other countries, and Favipravir is approved for emergency use in Japan and other countries, for COVID-19. Both of these have limited effects. They both act inside the cell by blocking the replication cycle of the virus. Several known antivirals (developed against other viruses) have been tested clinically both alone and in combinations, with limited effect if any. Several of such clinical trials are on-going.

Our nanoviricide that is designed to destroy the external virus so it does not go inside cells should be complimentary to the approach of blocking viral replication inside cells. Blocking both the external virus and the internal replication cycle at the same time could potentially result in a cure, if effective agents to do so can be developed.

Additionally, several antibodies are in development to neutralize the external virus. Antibodies are generally highly specific and the viruses are known to escape antibody treatments readily. Convalescent plasma (plasma from recovered patients that contains neutralizing antibodies) is being attempted as a treatment. Further, several repurposed drugs that do not attack the virus but effect the host have entered clinical trials, and many of them have shown limited or little benefit. Dexamethasone, a corticosteroid, has been shown to help hospitalized patients with severe disease and reduce lethality, due to its effect on calming the human immune system attacking the lungs.

There continues to remain a need for an effective, broad-spectrum anti-coronavirus drug, in spite of all of these efforts. We believe the Company is uniquely positioned to respond to this need with its novel technology.

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

In addition, the Company continues to perform extensive antiviral cell culture studies against VZV, HSV-1 and HSV-2 using multiple cell lines and multiple strains of the viruses, in our BSL-2+ anti-viral cell culture laboratory in Shelton, CT.

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

In light of this we have conducted an animal study regarding the effect of our nanoviricide drug candidates against shingles on neuropathic pain in a classical animal model of pain (without VZV infection). On August 7, 2018, we reported that our anti-Shingles drug candidates were effective in ameliorating pain sensations in an animal model of abnormal pain. In this animal study, topical treatment with the nanoviricides® anti-VZV compounds significantly reduced the measures of abnormal pain sensations in a rat model of neuropathic pain. The study was conducted at AR Biosystems in Tampa FL. A characteristic excruciating pain is a debilitating pathology of shingles presentation. Thus a direct pain-reducing effect of the Company’s anti-shingles drug candidates would be very important in ameliorating the pathology of shingles, in addition to the already demonstrated significant antiviral effect.

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

We believe that we will be able to successfully develop a drug candidate for Ocular Herpes Keratitis (HK) as well. It is caused by HSV-1 or HSV-2 infection of the external eye. We are developing this drug as topical eye drops or eye lotion, in order to achieve maximum local drug effect while minimizing systemic exposure. We plan on testing these drug candidates against adenoviruses as well, to determine if the same drug would also be effective against epidemic keratoconjunctivitis (EKC, the severe “pink eye” disease). If the same drug works against herpes virus and adenovirus infections of the eye, we expect this drug may cover almost 99% of all external eye viral pathologies.

We also believe that we will be able to develop a drug against HSV-2 genital herpes. We plan on developing a skin cream for this indication, to maximize local effectiveness.

Viral Acute Retinal Necrosis (v-ARN)

The Company is also exploring additional indications of its anti-herpes drug candidates that are expected to broaden the pipeline and require limited development work. In particular, certain eye diseases of the retina have been causatively linked to herpes viruses. For example, most cases of viral Acute Retinal Necrosis (ARN), a disease that leads to severe loss of vision and can lead to blindness, have been linked to VZV and HSV-2, with some also associated with HSV-1 or CMV infection of the eye. It is believed that, HSV-2 ARN in children and adolescents may result from undiagnosed and asymptomatic neonatal HSV-2 infection, which has reactivated several years later from latency in a cranial nerve and entered the retina. Currently, intravenous followed by oral acyclovir derivatives daily for several months to years and sometimes intravitreal (into the eye) foscarnet injections are therapeutically employed with limited effectiveness, establishing the potential of effective antiviral therapy to avoid blindness as well as multiple surgeries related to retinal detachment. A highly effective antiviral that can be injected into the eye infrequently and provides sustained antiviral therapeutic effect over a long period of time for ARN is an unmet medical need.

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

We have also manufactured our developmental drug candidates for the treatment of human coronaviruses at approximately 0.5kg scale already in our scale-up manufacturing facility and in our cGMP-compliant manufacturing facility.

The FluCide™ Program

We intend to re-engage the FluCide program once the HerpeCide drug candidates enter human clinical trials, resource permitting. Previously, we had achieved industry-leading effectiveness levels demonstrating as high as 1,000-fold viral load reduction in a lethal animal model of influenza infection with multiple strains of influenza. We were developing an injectable drug candidate for treatment of severely ill patients, and an oral drug candidate for the treatment of outpatients.

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

Safety and Toxicology Studies

We expect that our drug candidate for COVID-19 treatment should enter into formal GLP safety/toxicology studies required for filing an IND application in the near future.

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

Clinical and Regulatory Strategy

We have engaged a number of regulatory consultants with US FDA experience, to advise us on the regulatory pathways, and the studies required for the IND applications for the various disease indications.

We are expeditiously working on taking one of our anti-coronavirus developmental candidates into human clinical trials for the treatment of the SARS-CoV-2 infection that causes COVID-19 spectrum of diseases.

At present, our anti-VZV drug candidate is in IND writing stage, and is expected to enter human clinical trials once the COVID-19 impact on conducting such clinical trials is abated.

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

Large Market Sizes – The Company Targets an Overall Anti-Viral Drug Market Size that Exceeds $40B

The current market size for drugs for the treatment of different herpes simplex infections is estimated to be approximately $2-4 billion. The current market size for the treatment of shingles is estimated to be approximately $500 million to $1 billion. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially, as it has for several drugs in the antivirals, oncology, and other areas.

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

Our focus at present is on the coronavirus program, with second priority on the topical treatments for different herpes virus infections in the HerpeCide program, as listed elsewhere in this report. We plan on re-engaging our Influenza and HIV programs when sufficient funding and skilled human resources are available.

Our Campus in Shelton, CT

The multi-kilogram production scale of our cGMP-capable manufacturing facility would enable the potential for NanoViricides to become a fully integrated pharmaceutical company (“FIPCO"), organically growing by generating revenues from initial market entry, if our first drug is approved for marketing by appropriate regulatory authorities. As an example, a similar transition from R&D to FIPCO at Alexion (stock symbol: ALXN) led to a significant upswing in the market value of that company.

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

Manufacturing Requirements of Some of Our Drug Candidates

The anti-coronavirus batch drug candidate manufacturing requirements are expected to be modest. We have sufficient capacity to support potential clinical trials from possibly a single batch of production, depending upon dosage requirements. We may have the ability to produce sufficient drug to produce tens of thousands of patients, depending upon dosage requirements, at our current facility itself.

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

In June 2020, the Company entered into a MoU for the field of development of drugs for human coronavirus indications with TheraCour. This MoU granted the Company a limited license to continue drug development while a final license agreement is being perfected. There was no compensation provided to TheraCour under this MoU. The Company has initiated independent valuation of assets to perfect a license agreement.

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

Table 2. NanoViricides Drug Products in Development
Program		Drug	Virus	Indication	Development Stage	Priority
I	Human Coronavirus Program	1	human coronaviruses including SARS-CoV-2	COVID-19, Seasonal coronavirus afflictions	IND-enabling	A
II	HerpeCide™ Dermal Topical and Eye Drops	1a	Varicella-Zoster Virus (VZV)	Shingles	IND-Writing	A
		1b		PHN	Advanced Preclinical	C
		1c		Chickenpox	Advanced Preclinical	C
		2a	HSV-1	Herpes “Cold Sores”	Advanced Preclinical	B
		2b		Recurrent Herpes Labialis (RHL)	Advanced Preclinical	C
		3	HSV-2	Genital Herpes	Preclinical	B
		4	HSV-1, HSV-2	Ocular Herpes Keratitis (HK)	Preclinical	C
	HerpeCide™ IntraOcular Injection	5	VZV, HSV-2, HSV-1	viral Acute Retinal Necrosis (vARN)	Preclinical	C

III	FluCide™ Broad-Spectrum Anti-Influenza nanoviricide	6	All Influenza A	Injectable FluCide™ for hospitalized patients	Advanced Preclinical Pre-IND Meeting held with US FDA	D
		7	All Influenza A	Oral Flucide™ for outpatients	Advanced Preclinical Pre-IND Meeting held with US FDA	D
IV	Nanoviricide Eye Drops	8	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical	E
V	DengueCide™	9	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical	F
VI	HIVCide ™	10	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical	D
VII	Other Nanoviricides Drug Projects	-	Ebola/Marburg, Rabies, MERS, Others	Broad-Spectrum nanoviricide drugs against different viruses and indications	R&D	F
VIII	HerpeCide™ Program Expansion Drug Projects	-	Possible EBV, HCMV, HHV-6A, HHV-6B, HHV7, KSHV	Broad-Spectrum nanoviricide drugs against different herpes viruses for different indications	R&D	F
IX	Long Term Projects	-	Various	Technologies for Cures for Persistent Viral Diseases	R&D	F

The Company currently is focused on the coronavirus drug program, and has multiple development candidates, with at least one of them moving towards human clinical studies. In addition, the Company is developing drug candidates for more than eight different indications in various stages of development in the HerpeCide program alone. Of these, the skin cream for the topical dermal treatment of shingles rash (VZV) has advanced into IND-enabling GLP Safety/Toxicology studies, having completed candidate optimization through rapidly performed human skin organ culture assays in Professor Jennifer Moffat's lab at the SUNY Syracuse Upstate Medical Center. We believe that the Skin Cream for the dermal topical treatment of HSV-1 cold sores and the skin cream for the dermal topical treatment of HSV-2 genital ulcers are expected to rapidly mature towards human clinical trials in short succession after the clinical VZV drug candidate, namely NV-HHV-101. We have expanded the HerpeCide program to include additional indications for which we are developing drugs that are the same as or simple modifications of the existing drug candidates in the HerpeCide program, generally with a different formulation due to a different delivery pathway. This enables us to maximally leverage current R&D while expanding our drug pipeline and potential market and making a greater impact on patient lives.

Given the large development costs associated with FluCide, HIVCide and other drug programs, we believe that these drug candidates will follow later because of the significant development work that needs to be performed in pre-clinical studies against a number of different influenza virus strains and subtypes.

Management’s beliefs are based on results of pre-clinical cell culture studies, ex vivo tissue-based studies (e.g. human skin patch or a culture model), and in vivo animal studies using small animals.

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

Manufacturing of Drugs

The Company intends to manufacture Injectable Coronavirus drug candidates and drugs, Dermal Topical anti-VZV anti-HSV-1, anti-HSV-2 candidates and drugs, as well as anti-HSV Eye Drops/Gels, Injectable and Oral FluCide, HIVCide, DengueCide, RabiCide and other drugs for pre-clinical animal studies and human clinical studies, in facilities owned by the Company, through human clinical trials of each of the clinical drug candidates. Our cGMP-capable manufacturing facility in Shelton, CT has sufficient capacity for supply of the pre-clinical and clinical batches needed for all of our drug candidates as and when they are anticipated to be needed. The Company may go to a cGMP third party provider for the final fill-and-finish of the clinical drug products if necessary.

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

The Company is aware of no approved drugs for the treatment of viral diseases of the external eye.

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

Expedited FDA Review Programs

The FDA has four expedited program designations -Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review - to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions.

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

Time Schedules, Milestones and Development Costs

In the ensuing fiscal year, we hope to meet several important milestones towards establishing human proof-of-concept for the nanoviricides platform:

•	Complete IND-enabling studies for a coronavirus clinical drug candidate.

•	File an IND for coronavirus SARS-CoV-2 treatment for Phase I and Phase II human clinical trials.
•	Potentially achieve an emergency use authorization for our SARS-CoV-2 clinical drug candidate.

If the COVID-19 pandemic recedes and allows us to reengage human clinical trials for the shingles treatment program, we intend to:

•	Finalize human clinical trials designs for Phase I and Phase II trials for NV-HHV-101 for topical treatment of shingles rash.
•	Engage a contract Clinical Research Organization for conducting the human clinical trials for shingles.
•	Submit an IND-application to the US FDA, or an appropriate international regulatory agency for shingles.
•	Initiate and conduct Phase I human clinical trials, to determine safety and tolerability of NV-HHV-101 in human subjects.
•	If possible, initiate Phase II human clinical trials to determine effectiveness of NV-HHV-101 in controlling shingles rash and to study the effectiveness of NV-HHV-101 regarding shingles pain.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond the Company's control.

Management believes it has sufficient financing to pursue at least one of its drug candidates through initial human clinical trials based on recent financings. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund complete drug development through approval. The Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. We have estimated approximately $500,000 for initiation of Phase I clinical trials. The total cost of Phase I and Phase IIa trials could be significantly more. We may need to raise additional funds to support continued program development through Phase II and Phase III studies at least and revenue realization.

In addition to the coronavirus and shingles program milestones listed above, we plan to continue to advance the HSV-1 and HSV-2 skin cream drug candidates towards IND-enabling studies. Additional HerpeCide drug indications (See Table 2) will be advanced as opportunities become available, depending upon available resources (fiscal and manpower). We plan on continuing the work in the FluCide program albeit at a slow rate, with a view towards obtaining a drug development partnership or other external sources of funding for this program. We plan on continuing internal development of the HIVCide program at a slow rate. Other programs are currently heavily deprioritized and will be further developed if appropriate opportunities present themselves.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application (IND) for the coronavirus drug program soon. Given our dependence on external collaborators for the studies and study reports, we cannot provide time estimates. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We are experiencing extreme staffing constraints as well as facility and resources constraints. We note as a risk factor that these resource constraints may cause further delays in our estimated timelines.

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

This work-plan is expected to reduce certain risks of drug development. We believe that this coming year’s work-plan will lead us to obtain certain information about the safety and efficacy of our anti-coronavirus drug candidates in animal models in IND-enabling GLP Safety/Toxicology studies. We believe these data will enable us to file an Investigational New Drug (“IND”) application under the expedited FDA regulatory processes. We believe that in the coming fiscal year we will be able to perform Phase I/IIa human clinical trials and obtain valuable information on the safety and tolerability of our anti-coronavirus clinical drug candidate in humans, towards the goal of obtaining emergency use approval. If our studies are not successful, we will have to develop additional drug candidates and perform further studies, or further advance our other programs, for example VZV, HSV-1 or HSV-2 drug candidates, into human clinical trials. If our studies are successful, we would be more confident in further developing our Coronavirus, HerpeCide as well as other program drug candidates and may be in a position to re-engage our highly valuable drug programs including HIVCide and FluCide.

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

To date, the Company has engaged in GLP and non-GLP Efficacy and Safety evaluations in both in vitro (cell culture models) and in vivo (animal models) of our different nanoviricides® research materials and drug candidates at different laboratories.

Our current relationships are summarized below:

For Coronavirus Infections:

1.	AR Biosystems, Odessa, FL. (for Non-GLP Safety and Animal Efficacy Studies).
2.	Calvert Labs, Scott Township, PA. (for GLP Safety Toxicology Studies).

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
2.	Bio-Analytical Services, Inc., MI, (“BASi”) – IND-Enabling non-GLP and GLP “Tox Package” studies

For Regulatory Pathway and Business Development:

We have retained independent consultants with extensive knowledge of FDA requirements and FDA processes, to help us with the Chemistry, Manufacture and Controls, Non-clinical Studies, Human Clinical Studies Design, as well as eCTD submission of an IND.

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

Safety/Toxicology Studies Agreement with Bio-Analytical Services, Inc. (BASi), MI

In September 2014, we signed an agreement with BASi. BASi has performed our IND-enabling Safety/Toxicology studies for NV-HHV-101, our skin cream for shingles rash treatment. BASi will also perform the safety toxicology studies for the anti-herpes nanoviricide drug candidates in our HerpeCide program. We have signed a Master Services Agreement with Bio-Analytical Services, Inc., MI, (“BASi”) to perform cGLP and GLP-like safety and toxicological studies that are necessary for filing an IND for each of our drugs.

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

On November 1, 2019, the Company entered into an Agreement with TheraCour for an exclusive, worldwide license to use, promote, offer for sale, import, export, sell and distribute products for the treatment of Varicella Zoster Virus (VZV) derived indications. The Company was not required to make any upfront payments to TheraCour and agreed to milestone payments to TheraCour.

In June 2020, the Company and TheraCour signed a MoU for the field of human coronavirus drug indications. This MoU grants the Company a limited license for the development of drugs for the treatment of human coronavirus indications. There was no compensation paid to TheraCour for this Coronavirus MoU. The Company has initiated an independent valuation for this field. A definitive agreement is expected to be negotiated between the parties thereafter. TheraCour has not denied any licenses sought by the Company in the past.

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

Development costs and other costs charged by TheraCour for the years ended June 30, 2020, 2019 and 2018 were $2,158,034, $3,119,863, and $3,176,977, respectively. At June 30, 2020, $561,580 was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2020.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour, whereby the Company and TheraCour agreed to the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour, and recognized a loss on the exchange of $142,669. Upon entry into the agreement additional deferrals ceased. The remaining deferred payments will become due upon IND filing. At June 30, 2020, $200,000 of the deferred payments remain due.

TheraCour is affiliated with the Company through Dr. Anil Diwan, President, who is a director of the corporation, and owns approximately 90 % of the capital stock of TheraCour, which itself owns approximately 5.2% of the common stock of the Company at June 30, 2020.

TheraCour owns 470,959 shares of the Company’s outstanding common stock and 200,000 shares of the Company’s Series A preferred stock at June 30, 2020.

Employees

As of October 12, 2020, the Company had approximately seventeen employees, including those at TheraCour. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. TheraCour currently has a staff of approximately ten, most of who are scientists with PhD or advanced degrees and experience. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

The Company is fully compliant with the requirements of the NYSE-American regarding requirements for independent board members and board committee compositions.

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

Description of Property

The Company’s principal executive offices are located at 1 Controls Drive, Shelton, CT, and include approximately 18,000 square feet of office, laboratory, and cGMP-capable drug manufacturing space. These facilities are fully owned by the Company. The property is subject to a mortgage note in the amount of approximately $1.1 million provided by its founder, Dr. Diwan in November 2019, which will mature on March 15, 2021.

We subcontract the laboratory research and development work to TheraCour, under the License Agreement with TheraCour. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

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

Risk Related to the COVID-19 Pandemic

The recent COVID-19 pandemic may adversely affect our business, and ability to file timely and accurate financial information.

While the complete impact on our business from the recent outbreak of the COVID-19 coronavirus is unknown at this time and difficult to predict, various aspects of our business are being adversely affected by it and may continue to be adversely affected.

COVID-19 has been declared a pandemic by the World Health Organization, has been declared a National Emergency by the United States Government and has resulted in several states being designated disaster zones. COVID-19 coronavirus caused significant volatility in global markets, including the market price of our securities. The spread of COVID-19 coronavirus has caused public health officials to recommend precautions to mitigate the spread of the virus, especially as to travel and congregating in large numbers. In addition, certain states and municipalities have enacted, and additional cities are considering, quarantining and "shelter-in-place" regulations which severely limit the ability of people to move and travel, and require non-essential businesses and organizations to close.

Thus far, these restrictions have adversely affected our results of operations and financial condition. A significant portion of our business, financial and governance operations are contracted with certain independent contractors and third-parties currently subject to “lock-down” orders or “shelter in place” recommendations related to the national health crisis created by the COVID-19 pandemic, including key people responsible for assisting us in the preparation of our financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, we were unable to fully review and certify the financial statements that were needed for us to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 by May 15, 2020, the prescribed deadline, because our operations and business experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic as more fully described below. Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 was filed on June 22, 2020 and the Company filed Form NT 10-K  on September 28, 2020 to obtain a 15 day extension to file its Form 10-K.

We have been working diligently on development of therapeutics for the treatment of COVID-19, in addition to our current primary business activity of development of therapeutics against Shingles. Although our employees and their immediate families did not have any known incidences of COVID-19 infection, several of our key employees have been on self-isolation from time to time, due to potential unintended exposure to likely COVID-19 cases. While such personnel continue to work remotely on matters such as documentation and paper research, our primary work of is focused in the laboratory and such personnel are then unavailable to conduct such work. These absences have created a number of shortages of essential personnel needed to perform various operations for our company including the preparation of our financial statements and management report. Additionally, our accounting staff has been unavailable from time to time due to self-isolation and other local travel and shelter-in-place restrictions.

The filing of an Investigational Drug Application for our first drug candidate, namely NV-HHV-101, may be delayed.

The IND application contains several sections that require information from different parties. In particular, completion of the information regarding the drug substance and drug product, as well as characterization and detection of manufacturing intermediates may be delayed due to specific personnel having been unavailable, or becoming unavailable in the near future, due to COVID-19 social distancing and self-isolation guidelines or illness. In addition, the development of clinical protocol section is experiencing delays due to the impact of COVID-19 pandemic on the design and conduct of clinical trials. While we are fortunate that we do not have any on-going clinical trials, we will need to take into account the effect of COV1D-19 pandemic related issues in terms of the design and conduct of a clinical trial for shingles.

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

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment. We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

•	the absence of an operating history;

•	the lack of commercialized products;

•	insufficient capital;

•	expected substantial and continual losses for the foreseeable future;

•	limited experience in dealing with regulatory issues; the lack of manufacturing experience and limited marketing experience;

•	an expected reliance on third parties for the development and commercialization of our proposed products;

•	a competitive environment characterized by numerous, well-established and well capitalized competitors;

•	reliance on key personnel;

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our ability to become profitable depends primarily on the following factors:

•	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our nanoviricide drug(s);

•	our R&D efforts, including the timing and cost of clinical trials; and

•	our ability to enter into favorable alliances with third parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

We have incurred significant operating losses and may not ever be profitable. As of June 30 2020, we had a cash and cash equivalent balance of $13,708,594. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of $105,563,124 at June 30, 2020. Such losses are expected to continue for the foreseeable future.

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

Our R&D cost estimates and budgets are based on discussions with industry professionals and service providers. These may not take into account all of the activities involved for the development. Additionally, regulatory requirements may change from time to time and may dictate additional activities that lead to increased expenditures beyond budgeted. For example, U.S. FDA is now requiring that IND applications be submitted in eCTD format.

Because we expect to expend substantial resources on R&D, our success depends in large part on the results as well as the costs of our R&D. A failure in our R&D efforts or substantial increase in our R&D expenses would adversely affect our results of operations. R&D expenditures are uncertain and subject to much fluctuation. Factors affecting our R&D expenses include, but are not limited to:

•	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;

•	the number, extent, and outcome of pre-clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number and extent of IND-enabling pre-clinical studies including CMC Studies, Tox Package Studies, and Quality Programs that we may be required to conduct;

•	the number of drugs entering into pre-clinical development from research; for example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision;

•	licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as R&D expense; and

•	maintenance of our relationship with our licensing partner TheraCour and our rights and obligations under the license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy payment obligations under such agreement, our ability to develop and commercialize the affected product candidate may be adversely affected. Any loss of our rights under our license agreements could delay or completely terminate our product development efforts for the affected product candidate; for example, since 2018 we had agreed to defer a monthly development fee owed to TheraCour. On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour, whereby the Company and TheraCour agreed to the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour, and recognized a loss on the exchange of $142,669. Upon entry into the agreement additional deferrals ceased. The remaining deferred payments will become due upon IND filing. At June 30, 2020 $200,000 of the deferred payments remain due.

We will be unable to proceed with our business plan without obtaining additional financing to support its budgeted Research and Development and other costs.

We believe we have sufficient funds on hand to take one drug candidate into the IND application stage.

However, we believe we will require approximately an additional $3 million to pursue the FDA approval process including an initial IND filing. There can be no assurance that we will be able to raise sufficient funds or that such funds will be raised on terms that will be favorable to us.

We have estimated a total cash expenditure budget of approximately $11.6 million for the next 12 months, of which approximately $9.6 million is expected to be spent on research and development for our drug candidates, including the IND filing, human clinical trials of one of our lead drug candidates, namely Skin Cream for Topical Treatment of Shingles, and approximately, $3 million is expected to be spent on research and development for our COVID-19 drug candidate, and $2 million is budgeted for general and administrative expenses.

We are aware of numerous products under development or manufactured by competitors that are used for the prevention or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that potentially directly compete with our drug candidates even though their approach to such treatment is different.

We hope that our drug candidates under development and in clinical trials will address major markets within the anti-viral sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drugs or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs, complete pre-clinical testing, clinical trials, approval processes and supply commercial quantities to market are important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

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

•            failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or an IND and later NDA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

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

Our ability to develop, manufacture and sell the products the Company plans to develop is derived from our Licensing Agreements with TheraCour. The Agreements may be terminated by TheraCour as a result of: the insolvency or bankruptcy proceedings by or against the Company, a general assignment by the Company to its creditors, the dissolution of the Company, cessation by the Company of business operations for ninety (90) days or more or the commencement by the Company or an affiliate to challenge or invalidate the issued patents.

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

We license our core technology from TheraCour and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates

The Company has entered into Material License Agreements with TheraCour. TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

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

Our R&D and manufacturing activities will involve the use of biological and hazardous materials. Although we believe our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. We carry $7,000,000 casualty and general liability insurance policies. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources and insurance coverage, and our clinical trials or regulatory approvals could be suspended.

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

The Company believes that Dr. Anil Diwan, is critical to the success of the Company. The Company is a limited beneficiary of a certain amount of key man insurance for Anil Diwan that the Company maintains. However, there can be no assurances that the amount of the key man insurance coverage would be sufficient to provide replacement of this key officer for continuing the Company’s operations in a timely manner, should such an event arise.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Dr. Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of June 30, 2020, owned 5.2% of our common stock, and 200,000 shares of the Company’s Series A preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

In addition, a former independent director, Dr. Milton Boniuk has dispositive power over 523,145 shares of common stock, and 16,850 shares of Series A preferred stock as of June 30, 2020.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

General securities market uncertainties resulting from the COVID-19 pandemic.

Since the outset of the pandemic the US and worldwide national securities markets have undergone unprecedented stress due to the uncertainties of the pandemic and the resulting reactions and outcomes of government, business and the general population. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, until the pandemic has stabilized, the markets may not be available to us for purposes of raising required capital. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

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

At September 30, 2020, shareholders of the Company held 1,415,419 shares of restricted stock, or approximately 13.3% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of September 30, 2020, we had 10,658,756 shares of common stock outstanding, 22,218 warrants convertible to 22,218 shares of common stock, 5,000 stock options convertible to 5,000 shares of common stock and 368,602 shares of Series A preferred stock convertible into 1,290,107 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of September 30, 2020, 1,415,419 of 10,658,756 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 368,602 shares of Series A Preferred Stock are restricted and convertible into 1,290,107 shares of common stock only in the event of a Change of Control of the Company.

Approximately 825,746 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

The property is subject to a mortgage note in the amount of $1.1 million in favor of the Company’s founder Dr. Anil Diwan. The mortgage note was made in December 2019 and will mature on March 15, 2021.

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

Quarter ended	Low price	High price

June 30, 2020	$5.09	$11.56
March 31, 2020	$2.56	$16.76
December 31, 2019	$1.52	$3.26
September 30, 2019	$2.05	$5.00

June 30, 2019	$4.40	$6.20
March 31, 2019	$4.00	$13.60
December 31, 2018	$4.00	$8.00
September 30, 2018	$5.00	$10.00

Number of Shareholders.

As of June 30, 2020, a total of 9,083,414 shares of the Company’s common stock are outstanding and held by 156 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, approximately 7,667,995 shares are unrestricted, of which, approximately 0 shares are held by affiliates, approximately 826,000 shares are restricted securities held by non-affiliates, and the remaining approximate 589,400, shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2020, there were 22,218 warrants and 5,000 options to purchase the Company’s common stock outstanding.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

Long-Term Incentive Plans Awards in Last Fiscal Year

The NanoViricides, Inc. Executive Equity Incentive Plan (the “2018 Plan”) was adopted to assist the Company in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to us, by enabling such persons to acquire or increase a proprietary interest in the Company. The 2018 Plan provides for the issuance of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, reload options, and other stock-based awards. Performance awards may be based on the achievement of certain business or personal criteria or goals, as determined by the Committee. The total number of shares of our common stock that may be subject to the granting of awards under our 2018 Plan is equal to 250,000 shares and 100,000 shares of our Series A preferred stock. To date, no shares of common stock or Series A preferred stock have been issued under the 2018 Plan.

Fiscal Year Ending June 30, 2018 Transactions

For the year ended June 30, 2018, the Scientific Advisory Board was granted fully vested warrants to purchase 2,287 shares of common stock at exercise prices between $12.80- $31.20 per share expiring in the fiscal year ending June 30, 2022.  These warrants were valued at $16,770 and recorded as consulting expense.

For the year ended June 30, 2018, Eugene Seymour was granted five year warrants (the “Warrants”) to purchase 12,500 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $40.00 per share, vesting in three, equal installments over three years with the last installment vesting on May 1, 2021. The fair value of these warrants were valued at $53,500 and recorded as employee compensation expense for severance.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $136,106, which is the fair value at date of issuance.

For the year ended June 30, 2018, the Company recognized a noncash compensation expense of $267,144 related to Series A preferred shares issued on July 21, 2015 in accordance with Dr. Anil Diwan’s employment agreement that vest over the three years ended June 30, 2018.

For the year ended June 30, 2018, the Company recognized a noncash compensation expense of $121,008 related to Series A preferred stock issued on July 21, 2015 in accordance with Dr. Eugene Seymour’s employment agreement that vested over three years. On January 27, 2018, Dr. Eugene Seymour resigned as Chief Executive Officer and as a Director of the Company. See Note 10 to the Financial Statements.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 7,500 shares of its Series A Convertible preferred stock, which are fully vested with a restrictive legend to the Holder of the company’s Series C Convertible Debenture in consideration for its waiver of all early redemption payments provided for in the Debenture. The Company recorded an expense of $314,343, which is the fair value at date of issuance.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation for severance. The Company recognized a noncash compensation expense of $65,716.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 12,188 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $156,190, which was the fair value at the dates of issuance.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 2,489 fully vested shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

For the year ended June 30, 2018 the Holders of the Company’s Series C Debentures elected to receive 275,000 shares of the Company’s restricted common stock in redemption for its $5,000,000 Series C Debenture, quarterly interest payments of $375,000 and deferred interest of $125,000. For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 275,000 shares of the Company’s restricted common stock for the redemption of the debenture payable to the Holder and quarterly and deferred interest payments.

Fiscal Year Ended June 30, 2019 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $189,040 for the year ended June 30, 2019. The balance of $371,650 will be recognized as the shares vest and service is rendered.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 15,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $8.20 of the Common Stock on September 1, 2018 (“Effective Date”). The options were to vest in three, equal, annual installments commencing on the effective date. The grant date fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for the year ended June 30, 2019. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. for personal reasons. All unvested options were forfeited.

For the year ended June 30, 2019, the Scientific Advisory Board was granted fully vested warrants to purchase 2,287 shares of common stock at exercise prices between $6.00- $9.40 per share expiring in the fiscal year ending June 30, 2023.  These warrants were valued at $5,475 and recorded as consulting expense.

On February 27, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), for a registered direct offering of 347,223 shares of common stock at the purchase price of $7.20 per share for an aggregate of $2,500,000.

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

In a concurrent private placement, the Purchasers received warrants (the “Warrants”) to purchase up to 347,223 shares of common stock. The Warrants have an exercise price of $12.20 per share, shall be exercisable on the six month anniversary of issuance and will expire five (5) years thereafter. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

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

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $48,828, which was the fair value at date of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $28,572 which was the fair value on the date of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 28,210 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $208,960, which was the fair value at the dates of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 7,325 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

Fiscal Year Ended June 30, 2020 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $189,040 for the year ended June 30, 2020. The balance of $182,610 will be recognized as the remaining 8,750 shares vest and service is rendered for the year ended June 30, 2021.

For the year ended June 30, 2020, the Scientific Advisory Board was granted fully vested warrants to purchase 2,286 shares of common stock at exercise prices between $2.63- $12.16 per share expiring in the fiscal year ending June 30, 2024.  These warrants were valued at $7,373 and recorded as consulting expense.

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

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 10,000 fully vested shares of its Series A preferred stock for a loan origination fee to a related party with a fair value of $39,301, which is the fair value at date of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 100,000 fully vested shares of its Series A preferred stock with a fair value of $392,669 in exchange for $250,000 of previously deferred development fees to a related party and recognized a loss on the exchange of $142,669.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $41,857, which was the fair value at date of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $29,251, which was the fair value on the date of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 78,958 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $254,250, which was the fair value at the dates of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 10,728 fully vested shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 25,667 fully vested shares of its common stock with a restrictive legend to satisfy open accounts payable of $77,000 for consulting services. The number of shares issued to settle the accounts payable was calculated using the market price of the common stock on the settlement date.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the settlement with a vendor to redeem and cancel 17,200 shares of its common stock with a restrictive legend, which were initially issued in payment of accounts payable of $25,000. The shares were canceled and reported as reductions of common stock issued in exchange for accounts payable reported in the Statement of Changes in Stockholders’ Equity as a decrease of $25,000. The redemption and cancellation had no effect on the results of operations for the year ended June 30, 2020.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below are for each fiscal year in the five-year period ended June 30, 2020. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Year Ended June 30,
	2020	2019	2018	2017	2016
Operating expenses:

Research and development	$4,695,524	$5,921,720	$5,913,720	$6,565,966	$5,028,970

General and administrative	3,300,935	2,737,962	3,411,449	3,034,758	3,830,531

Total operating expenses	7,996,459	8,659,682	9,325,169	9,600,724	8,859,501

Loss from operations	(7,996,459)	(8,659,682)	(9,325,169)	(9,600,724)	(8,859,501)

Other income (expense):
Interest income	17,079	55,497	100,429	60,955	62,638
Interest expense	(93,670)	—	—	—	—
Gain on warrant settlement	614,494	—	—	—	—
Loss on issuance of Series A Preferred stock for accounts payable-related party	(142,669)	—	—	—	—
Interest expense on convertible debentures	—	—	(185,274)	(780,767)	(1,042,470)
Loss on extinguishment of debt	—	—	(1,348,247)	(332,524)	—
Discount on convertible debentures	—	—	(359,214)	(1,347,748)	(1,427,218)
Change in fair value of derivatives	(5,845,313)	179,745	2,554,020	1,696,318	541,922

Other (expense)income, net	(5,450,079)	235,242	761,714	(703,766)	(1,865,128)
Loss before income tax provision	(13,446,538)	(8,424,440)	(8,563,455)	(10,304,490)	(10,724,629)
Income tax provision	—	—	—	—	—
Net loss	$(13,446,538)	$(8,424,440)	$(8,563,455)	$(10,304,490)	$(10,724,629)
NET LOSS PER COMMON SHARE-
- Basic & diluted	$(2.39)	$(2.35)	$(2.64)	$(3.40)	$(3.79)
Weighted average common shares outstanding
- Basic & diluted	5,616,728	3,590,070	3,246,043	3,005,143	2,827,692

Balance Sheets Data:

	As of June 30,
	2020	2019	2018	2017	2016

Cash and cash equivalents	$13,708,594	$2,555,207	$7,081,771	$15,099,461	$24,162,185
Working capital	11,829,280	(22,732)	6,440,080	10,624,109	17,637,629
Total assets	23,914,339	13,448,513	18,546,212	27,002,814	36,633,418

Long-term liabilities	-	-	-	2,015,354	6,841,190
Accumulated deficit	(105,563,124)	(92,116,586)	(83,692,146)	(75,128,691)	(64,824,201)
Stockholders’ equity	21,757,962	10,600,360	17,664,264	20,321,942	23,048,214

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company completed a license agreement for the field of VZV indications in November 2019 from TheraCour. The Company and TheraCour have signed a Memorandum of Understanding for the field of human coronavirus drug indications in June 2020. This MoU grants the Company a limited license for the development of drugs for the treatment of human coronavirus indications. There was no compensation paid to TheraCour for this Coronavirus MoU. The Company has initiated an independent valuation for this field. A definitive agreement is expected to be negotiated between the parties thereafter. TheraCour has not denied any licenses sought by the Company in the past.

The Company discloses the risk that while we are working with the assumption that we will be able to come to mutually agreeable terms for an additional license for the human coronavirus indications area with TheraCour. However, there can be no assurance that the Company will be able to enter into an agreement with TheraCour for such license or that the agreement will be on terms that are favorable to the Company. The Company may want to add further virus types to its drug pipeline as the Company progresses further. The Company would then need to negotiate with TheraCour appropriate license agreements to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

There can be no assurance that other developments in the field would not impact our business plan adversely. For example, successful creation and availability of an effective vaccine may reduce the potential market size for a particular viral disease, or an effective drug may be developed by competitors that becomes difficult to compete against with our limited resources. Our goal, which we can give no assurance that we will achieve, is for NanoViricides, Inc. to become the premier company developing highly safe and effective drugs that employ an integrated multiplicity of actions as enabled by our nanomedicine approach for anti-viral therapy.

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

As of June 30, 2020, the end of the reporting period, we have $13,708,594 in cash and cash equivalents, prepaid expenses of $277,063 and $9,544,431 of property and equipment, net of accumulated depreciation. Our liabilities are $2,156,377 including a short term mortgage loan of $1,081,987 payable to Dr. Diwan, accounts payable of $380,727 payable to third parties and accounts payable to TheraCour of $561,580 of which $300,000 of such accounts payable is deferred until the filing of an IND. Stockholders’ equity was $21,757,962 at June 30, 2020. In comparison, as of June 30, 2019, we had $2,555,207 in cash and cash equivalents, prepaid expenses of $270,214 and property and equipment was $10,227,247, net of accumulated depreciation. Our liabilities were $2,848,153 with $1,645,606 attributable to derivative liabilities of warrants, accounts payable of $309,893 payable to third parties, and accounts payable to TheraCour of $823,783 of which $200,000 is deferred until an IND filing. Stockholders’ equity was $10,600,360 at June 30, 2019.

During the year ended June 30, 2020, we spent approximately $6.7 million in cash toward operating activities and approximately $8,600 in capital investment. In contrast, we spent approximately $6.8 million in cash toward operating activities and approximately $74,000 in capital investment in the year ended June 30, 2019. We anticipate capital costs of approximately $200,000 in the next twelve months.

As of June 30, 2020, we have a cash and cash equivalent balance of $13,708,594 that is expected to be sufficient to fund our currently budgeted operations for more than one year from the filing of the Company’s Form 10K. Additionally, on July 8, 2020, subsequent to the date of the reporting period, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.53 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of Common Stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of Common Stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.

The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $105,563,124 at June 30, 2020. For the year ended June 30, 2020, the Company had a net loss of $13,446,538. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October 2021. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2020, 2019 and 2018.

Comparison of the Year End June 30, 2020 to the Year Ended June 30, 2019

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2020 decreased $1,226,196 to $4,695,524 from $5,921,720 for the year ended June 30, 2019. This year-to-year decrease is generally attributable to a decrease in lab supplies and chemicals, and a decrease in employee compensation expenses and by a decrease in lab fees for pre IND studies. General and administrative expenses increased $562,973 to $3,300,935 for the year ended June 30, 2020 from $2,737,962 for the year ended June 30, 2019. The increase in general and administrative expenses is generally attributable to an increase in legal and professional expenses offset by a decrease in salary and stock compensation paid to retired executive officers and to employees other than research scientists and a decrease in consultants costs unrelated to research and development.

Interest Income - Interest income was $17,079 and $55,497 for the years ended June 30, 2020 and 2019, respectively. Interest income decreased due to lower cash and cash equivalents for the majority of the year ended June 30, 2020 as well as lower interest rates.

Interest Expense- The Company has incurred interest expense of $93,670 and $0 for the years ended June 30, 2020 and June 30, 2019, respectively. The increase is as a result of interest paid on the mortgage note, amortization of the mortgage loan origination fee, and interest paid on a short term loan payable.

Loss on issuance of Series A preferred stock for accounts payable – related party – Loss of $142,669 for the year ended June 30, 2020 represents the difference on the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 of previously deferred development fees owed to Theracour.

Gain on Warrant Settlement- For the year ended June 30, 2020, the gain on warrant settlement resulted from an Exchange Agreement with certain Investors pursuant to a Settlement Agreement with the same investors. The Investors exchanged 347,222 old warrants for 647,224 shares of common stock and 347,222 new warrants. The aggregate fair value of the common stock and New Warrants issued as part of the Exchange Agreement was $7,788,968. The Old Warrants were remeasured to a fair value of $8,403,462 on January 24, 2020 immediately prior to the exchange. As a result of the Exchange Agreement, a gain on warrant settlement was recognized in the amount of $614,494 calculated as the difference between the fair value of the Old Warrants immediately prior to the exchange and the aggregate fair value of the common stock and New Warrants issued in the exchange.

Change in fair value of derivative - Change in fair value of derivative for the year ended June 30, 2020 decreased $6,025,058 to ($5,845,313) from $179,745 for the year ended June 30, 2019. For the year ended June 30, 2020, the change in fair value of derivatives resulted from an Exchange Agreement with certain Investors pursuant to a Settlement Agreement with the same investors. For the year ended June 30, 2019, the change in the fair value of derivative liabilities was calculated primarily on the change in fair value of 5.5 year warrants issued on February 27, 2019.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2020, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of $35,089,911. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2020, the Company had a net loss of $13,446,538, or a basic and fully diluted loss per share of $2.39 compared to a net loss of $8,424,440, or a basic and fully diluted loss per share of $2.35 for the year ended June 30, 2019. The increase in the Company’s net loss for the year ended June 30, 2020 from the year ended June 30, 2019 of $5,022,098 is generally attributable to the change in fair value of derivatives, and an increase in general and administrative expenses, offset by a decrease in research and development costs.

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

Change in fair value of derivative - Change in fair value of derivative for the year ended June 30, 2019 decreased $2,374,275 to $179,745 from $2,554,020 for the year ended June 30, 2018. The decrease was due to the reduction of the fair value of derivative liability in the fiscal year ending June 30, 2018 of the obligation to issue shares related to the redemption of the Company’s Series C Convertible Debenture of $819,994, a change of the fair value of the derivative liability of the Series C Convertible Debenture, and a change of the fair value in the derivative liabilities of the Company’s warrants expiring September 12, 2018 and January 14, 2019. For the year ended June 30, 2019, the change in the fair value of derivative liabilities was calculated primarily on the change in fair value of 5.5 year warrants issued on February 27, 2019.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2019, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $34,157,707. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2019, the Company had a net loss of $8,424,440, or a basic and fully diluted loss per share of $2.35 compared to a net loss of $8,563,455, or a basic and fully diluted loss per share of $2.64 for the year ended June 30, 2018. The decrease in the Company’s net loss for the year ended June 30, 2019 from the year ended June 30, 2018 of $139,015 is generally attributable to the decrease in general and administrative expenses, decreases in interest expenses, and discount on convertible debentures, offset by the net of a Loss on extinguishment of debt and change in fair value of derivatives for the year ended June 30, 2018.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $13,708,594 and $2,555,207 as of June 30, 2020 and 2019, respectively. On the same dates, current liabilities outstanding totaled $2,156,377 and $2,848,153, respectively. As of June 30, 2020, the total current liabilities included a mortgage note payable-related party of $1,081,987 and loan payable of $62,843. As of June 30, 2020 and 2019, the derivative liability associated with its outstanding warrants was reported as a current liability of $0 and $1,645,606, respectively.

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $105,563,124 and $92,116,586 at June 30, 2020 and 2019, respectively.

The Company anticipates several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October, 2021. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

As of June 30, 2020, we have a cash and cash equivalent balance of $13,708,594 that is expected to be sufficient to fund our currently budgeted operations for more than one year from the filing of the Company’s Form 10K. Additionally, on July 8, 2020, subsequent to the date of the reporting period, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.53 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

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

Table 4: R&D Cost Allocations

	Year Ended June 30, 2020	Year Ended June 30, 2019	Year Ended June 30, 2018
HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2) and VZV Indications: Cold Sores, Genital Ulcers, Shingles and ARN	$1,131,724	$5,601,720	$5,723,720
Covid -19	3,563,800	-	-
All Influenzas: FluCide™	-	150,000	150,000
HIV-Cide™	-	20,000	20,000
EKC-Cide™, other Eye Viral Infections	-	-	-
Dengue	-	-	-
Other (Ebola, and other projects)	-	-	-
Unallocated stock compensation	-	150,000	20,000
Total	$4,695,524	$5,921,720	$5,913,720

Anticipated Budgets and Expenditures in the Near Future

The Company has ended the year on a reasonable financial footing by controlling costs and expenditures. We project that our current available financing is sufficient for accomplishing the goal of filing one IND or equivalent regulatory applications. We will need additional financing to execute on our business plan and to complete human clinical trials of our drug candidates into drug approval. Our Coronavirus drug candidate is entering IND-enabling studies, and is expected to rapidly move into human clinical studies in response to the COVID-19 pandemic. Our Shingles Skin Cream, is in IND-writing and Clinical Trials Design stage, and we intend to file an IND for this drug once the COVID-19 situation abates. At present, we are working on the scale up of manufacturing of these drug candidates in a manner that will be compliant with US FDA cGMP and corresponding ICH guidelines. We intend to request a pre-IND meeting with the USFDA for the Coronavirus drug candidate at an appropriate time, as we develop the dataset for this discussion. A pre-IND meeting will help us determine the level of detail needed in the cGLP Safety/Toxicology study required for the IND application, and also to refine our human clinical trials design. We anticipate that these drug candidates will move forward into IND or equivalent regulatory filings, and ensuing human clinical trials. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates, including two or more drug candidates in the HerpeCide program will also move forward into IND-enabling studies. We intend to further re-engage our FluCide and HIVCide drug development programs once we have established our platform technology with the Coronavirus and HerpeCide program drug candidates. We are thus poised for strong growth with a number of drug candidates in a number of disease indications.

Financings

Management engaged in efforts to raise financing in September 2019. On September 24, 2019, the Company effected a reverse stock split of its outstanding shares of common stock and shares of preferred stock at a ratio of one for twenty (the “Reverse Stock Split”). The Reverse Stock split, which was approved by the Company’s Board of Directors under authority granted under the laws of the State of Nevada, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Nevada on September 23, 2019.

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000 in two traches of $1,000,000 (the “Loan”). The Note bears interest at a rate of 12% per annum and is secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee. As of June 30, 2020, the Company has drawn down $1.1 million on this loan. On April 30, 2020, the Company and Dr. Diwan have mutually agreed to extend the maturity date of the note, at the Company’s option, to May 15, 2021, with the rest of the terms remaining the same.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour, whereby the Company and TheraCour agreed to exchange 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour. The Company recognized a loss on the exchange of $142,669. Dr. Diwan is principal shareholder of TheraCour.

These two transactions together provided a much needed cash infusion of up to $2.3 million to the Company at a critical time. There were no agents or brokers in these transactions and no commissions or agency fees were paid other than legal and regulatory fees. Dr. Diwan, being a party with interest, recused himself from, and was not present at, the discussions and negotiations of the independent members of Company’s Board of Directors on both of these transactions.

On January 24, 2020, the Company announced in a press release that it had completed an underwritten public offering (the “Offering”) with gross proceeds of $8,625,000 before deducting underwriting discounts and other estimated offering expenses. The Offering included 2,500,000 shares of the Company’s common stock, and 375,000 additional shares from the exercise of the underwriter’s option to purchase to cover over-allotments at the public offering price of $3.00 per share. No warrants were issued in this Offering. The net proceeds to the Company After deducting offering costs was $7,457,575.

On May 26, 2020, the Company announced in a press release that it had raised $10,220,000 in gross proceeds from the sale of 1,400,000, shares of common stock, at a price of $7.30 per share, in a previously announced registered direct offering (the “May Offering”). No warrants were issued in this May Offering. The net proceeds to the Company were approximately  $9,219,400 after deducting placement agent fees and other costs. The May Offering closed on May 22, 2020.

With these financings and continued control of expenditures, the Company ended the current fiscal year with approximately $13.7 million in cash and cash equivalents, and $9.5 million in property and equipment, net of accumulated depreciation. As of June 30, 2020, the Company had a mortgage note payable-related party of approximately $1.1 million and a loan payable of approximately $60,000 that will mature on December 15, 2020.

On July 8, 2020, subsequent to the date of the reporting period, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.53 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

The Company thus believes that it is in a strong financial position now and can undertake the COVID-19 clinical program, and also, when opportune, reengage the NV-HHV-101 clinical program. The Company also believes that additional non-dilutive financing will be available under the COVID-19 program upon advancing it further toward or into human clinical trials. The Company also believes that due to the pandemic, it will be possible to rapidly take our anti-coronavirus drug into human clinical trials under the COVID-19 regulatory pathways of the US FDA.

Requirement for Additional Capital

As of June 30, 2020, we had a cash and cash equivalent balance of $13,708,594 that is expected to be sufficient to fund our currently budgeted operations for more than one year from the filing of the Company’s Form 10-K.

On July 8, 2020, subsequent to the date of the reporting period, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.53 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of Common Stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s Common Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of Common Stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.

The Company believes that our cash and cash equivalent balance and the proceeds from the aforesaid Securities Purchase Agreement will provide sufficient funds for us to continue our operations beyond October, 2021 and to be able to advance at least one of its drug candidates into human clinical trial stage with the available cash. The Company estimates that it will need additional funding to continue further development of its drug candidates through later stages of human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding  such as Big Pharma.

Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $16 million from October 2020 through October  2021, of which approximately $12.0 million is expected to go towards research and development for our drug candidates, including IND-enabling studies and anticipated human critical trial of our antiviral treatment for COVID, and approximately $4.0 million is budgeted for general and administrative expenses.

These anticipated expenses for the ensuing one year period commencing about October 16, 2021 can be summarized as follows:

1.	Planned Research and Development Costs of $5,000,000: Planned costs for in vivo and in vitro studies for the Coronavirus program indications, the VZV (Shingles) drug development program, and other indications in HerpeCide program, indications in FluCide program, Eye Nanoviricide, DengueCide, and HIVCide, and Other programs (see Table 2). This includes staffing costs of approximately $2,500,000, for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.
2.	Clinical Trial Manufactured Batch of Drug Product approximately $2,000,000 for Phase 1 and 2a for the first Coronavirus (COVID-19) program drug candidate.
3.	Anticipated Clinical Trial Costs for the COVID-19 drug candidate of approximately $5,000,000 for Phase 1 and 2a. We anticipate that these clinical trials will be designed with the goal of an emergency use approval during the current pandemic provided it continues to persist. We may need to modify the program to seek full-fledged approval for our broad-spectrum coronavirus drug candidate if the pandemic is resolved by the time we are completing Phase 2a human clinical trials of this drug candidate.

4.	Corporate overhead of $3,000,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, business development, and other costs expected to be incurred by being a public reporting company.
5.	Capital costs of $1,000,000: This is the estimated cost for additional equipment and laboratory improvements.

Thereafter, we estimate that beyond the current budgetary one-year period ending October 15, 2021, over the following two years for human clinical development of the Skin Cream for Topical Treatment of Shingles, for further clinical studies towards full-fledged approval of our Coronavirus drug candidate as may be necessary, and for developing additional drug indications based on the Shingles skin cream candidate, NV-HHV-101, in the HerpeCide program, we  may need approximately an additional $24 million, or approximately $16 million more than our current cash reserves. The additional funds will be needed to pay additional, subcontract costs related to the expansion and further development of our drug pipeline, for human clinical trials, and for additional capital and operational expenditures

These anticipated additional expenses for the two-year period commencing October 16, 2021 can be summarized as follows:

1.	Planned Research and Development Costs of $10,000,000: Planned costs for additional indications in HerpeCide program, indications in FluCide program, Eye Nanoviricide, DengueCide, and HIVCide, and Other programs (see Table 2). This includes staffing costs of approximately $5,000,000, for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.
2.	Clinical Trial Manufactured Batch of Drug Product approximately $2,000,000 for Phase 1 and 2a for the VZV Shingles program drug candidate.
3.	Clinical Trials Costs budgeted at $5,000,000 for the Skin Cream for Shingles.
4.	Corporate overhead of $5,000,000.
5.	Capital costs for laboratory and pilot manufacturing equipment of $2,000,000.

6.	As our programs mature and as we are able to move additional drug candidates into human clinical trials we will continue to require additional funding for such activities. As a rule of thumb, we estimate that, for each drug candidate that goes into clinical trials, if Phase I and Phase II are successful, we anticipate approximately $10 million for Phase III human clinical trials for that drug candidate to enable us to file a New Drug Application (NDA) with the US FDA for obtaining marketing approval. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that our drug candidates are highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

We believe that as we become a clinical stage company, and as our programs mature towards FDA approval, the Company’s market capitalization should improve substantially, based on market capitalizations of comparable public companies in clinical stages. If so, we believe that we will be able to raise the additional necessary funds through public financings as needed. We believe that our coronavirus program is maturing rapidly towards human clinical trials, and if we are successful in achieving an emergency use approval for a coronavirus drug candidate, we may be able to generate substantial revenues during the current pandemic using our existing cGMP-capable manufacturing capacity itself.

We believe we have sufficient funding for taking both a Coronavirus drug candidate and our NV-HHV-101 skin cream for the treatment of Shingles rash into initial human clinical trials. We will need to raise additional funds to take additional Topical HerpeCide drug candidate indications into an IND application stage. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund these programs. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

We believe that the coming year’s workplan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models and very likely, our coronavirus drug candidate in human clinical trials. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles and further human clinical studies, expanding into Phase 2b, and Phase 3 human clinical trials of our drug candidates.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting for Stock Based Compensation – The Company follows the provisions of ASC 718 – Stock Compensation, which requires the measurement of compensation expense for all shared-based payment awards made to employees, non-employee directors, and non-employees including employee stock options. Shared-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting,” which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company’s adoption of this ASU as of July 1, 2019 had no impact on the financial statements.

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

As of June 30, 2020, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2020 because of a material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2020, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2020 due to the material weakness described below :

Management did not maintain effective procedures pertaining to the review of the 10-K. The material weakness resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Specifically, the Company has established procedures for thorough review by management,  on a timely basis, of Form 10-K and other filings. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must continue to reinforce additional procedures ensuring that Form 10-K as well as other required filings are done on a timely and accurate basis.

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting during the quarter ended June 30, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management previously reported a material weakness in our internal control over financial reporting in our 2019 Form 10-K, filed on August 23, 2019, related to the review of all financial transactions including engagement of outside specialists to evaluate our financial transactions and to assist the preparation of the Company’s tax provisions and Company’s personnel in preparing the Company’s income tax provision footnote.

We remediated the material weaknesses by, among other things, implementing a process of enhanced review of all financial transactions including engagement of outside specialists to evaluate our financial transactions as they arise. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight.

The Company engaged outside tax counsel to assist in the preparation of the Company’s tax provisions and Company’s personnel in preparing the Company’s income tax provision footnote.

We believe that the previously reported material weakness related to the third party valuation reports and income taxes has been remediated as of June 30, 2020.

Remediation Plan

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

Management believes the foregoing efforts will effectively remediate the material weakness identified above. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls

Other than was described above, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	62	President; Chairman of the Board, CEO
Stanley Glick, CPA	84	Director, Independent
Makarand “Mak” Jawadekar	69	Director, Independent
Theodore Edward (“Todd”) Rokita	50	Director, Independent
Meeta Vyas	62	Chief Financial Officer

The Company’s directors are elected biannually and serve until their term expires, and may be re-elected for an additional term at the annual meeting of shareholders. The executive officers that become members of the Board of Directors are elected via biennial election and serve as director through the term, and may be re-elected for an additional term at the annual meeting of shareholders.

Anil Diwan, PhD, age 62, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Dr. Diwan has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and also has several additional patentable discoveries. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Stanley Glick, CPA, age 84, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2013. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “Audit Committee Financial “expert”. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

Makarand “Mak” Jawadekar, 69, was appointed as an Independent Member of the Board of Directors, and will serve as a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Jawadekar has over 35 years of experience in the pharma industry spanning both business and research activities. Dr. Jawadekar has extensive experience in joint ventures, alliance management, contracting, outsourcing, benchmarking, performance metrics, pharmaceutical research and development, drug delivery technologies, formulations, clinical supply manufacturing and packaging, clinical trial materials, pharmaceutics, and pharmaceutical sciences. He also has deep knowledge and global experience working across the United States, Europe, India, and other parts of Asia, including Japan and China. He has helped create several pharma R&D partnerships, joint ventures, and collaborations during his career. Dr. Jawadekar serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, founded in 2010, after retiring from Pfizer, Inc., as Director, Portfolio Management & Analytics, and as Vice President, Asia Colleague Resource Group, in Pfizer Global R&D division. From 1982 to 2010, Dr. Jawadekar held roles of increasing responsibility in technical, management, and business development positions at Pfizer, in the areas of Drug Delivery Technology Assessment, Strategic External Alliance Management, Strategic CMC, Pharma R&D, Clinical Manufacturing, Manufacturing Technology Transfer and Scale-up, beginning as a research scientist in formulations development. Dr. Jawadekar serves on the boards of two public companies, namely: Preveceutical Medical Inc. (CSE: PREV), and Cardax, Inc. (OTC: CDXI), as an independent board member. He also serves on the Strategic and Scientific Advisory Boards of several companies, including Actinium Pharma (NYSE-Amer.: ATNM), Saama Technologies, Inc., and Diant Pharma, Inc., as well as Tonino Lamborghini SpA, Italy. He also serves as a member of the Board of Directors at Abilities Inc., a New York based, non-profit organization. Mak holds a Ph.D. in Pharmaceutics from the University of Minnesota, and was honored with an honorary D.Sc. degree by DYP Mumbai University, recommended by the President of India. The Company believes Dr. Jawadekar’s long history as a pharmaceutical and biotech professional, particularly in alliance development and management, in business strategy, and in pharmaceutical sciences and CMC in drug delivery, render him well qualified to serve as an independent member of the Board of Directors.

Theodore Edward (“Todd”) Rokita, 50, Director. Mr. Rokita was appointed as an Independent Member of the Board of Directors, and will serve as a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Rokita currently serves as co-owner and General Counsel and Vice President of External Affairs, Apex Benefits Group, Inc. where he serves as a member of the executive team and the corporate board. He is responsible for legal strategies, including litigation, acquisitions and other matters, primarily involving ERISA and employment laws, and is responsible for the regulatory compliance of Apex’s clients. In his role, he serves as the public face of the company and is responsible for external messaging, events, and other outreach functions. Mr. Rokita was elected to the United States Congress as a Representative from the State of Indiana, serving four terms from 2011 to 2019. As a member of the US Congress, he served as the Chairman, House Subcommittee on Early Childhood, Elementary, and Secondary Education, as the Vice Chairman, House Committee on the Budget, as a Member, House Committee on Education and the Workforce (Health, Employment, Labor and Pensions subcommittee), as a Member, House Committee on Transportation and Infrastructure, (aviation, railroad, and pipeline subcommittees), as a Member, Committee on House Administration (2011-2014), as a Member, Steering Committee (2011-2012) (elected by peers to make their committee assignments), and also as a Director, Republican Study Committee (2014- 2019) (group affecting policy direction and tactics). Prior thereto Mr. Rokita served as the Secretary of State, Indiana, from 2003 to 2011) and as Chief Operating Officer and General Counsel, Office of Indiana Secretary of State from 2000-2002. Mr. Rokita serves or has served as a Member of the Board of Directors on a number of commercial and charitable institutions, among them: Aircraft Owners and Pilots Association Foundation, (2014-Present); Achieve International, Indianapolis, IN (helping troubled teens), (2012-2018); Saint Vincent Hospital Foundation, (2011-2013); Indiana Council for Economic Education, (2004-2010). Mr. Rokita also serves or has served as an Advisory Board Member for several institutions, among them: Merchandise Warehouse, Inc. Indianapolis, IN, (2019-Present); WishBone Medical, Inc., Warsaw, IN, (2019-Present); and Acel 360, Inc., Reston, VA Advisory Board member (2019-Present). Mr. Rokita has also served as a Member, Board of Trustees of Saint Joseph’s College, Rensselaer, IN, (2007-2017). In addition to his public service, Mr. Rokita is involved as a Volunteer for the Veterans Airlift Command and Angel Flight, Volunteer (2011- Present), actively flying missions for Veterans Airlift Command and other similar non-profits dedicated to providing free air transportation to children and post-9/11 combat wounded veterans and their families for medical and other compassionate purposes. Mr. Rokita holds a Bachelor of Arts degree from Wabash College in Crawfordsville, Indiana, where he was an Eli Lilly Fellow and a Juris Doctor from IUPUI's Indiana University Robert H. McKinney School of Law. The Company believes Mr. Rokita’s long history as an executive and as a board member of a number of institutions and his long record of public service, uniquely qualifies him to serve as a member of the Company’s Board of Directors.

Meeta Vyas, SB, MBA, age 62, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer.

AUDIT COMMITTEE

In June 2013, Stanley Glick, CPA was elected, as an independent member, to the Company’s Board of Directors and the Chair of the Company’s Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Glick meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235. In addition, on February 7, 2020 Makarand “Mak” Jawadekar and on May 15, 2020 Theodore Edward (“Todd”) Rokita were appointed as independent directors and members of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)
Anil Diwan	2020	$400,000	$—	$189,038		$—	$589,038
CEO, President, Director	2019	$400,000	$—	$189,038		$—	$589,038
	2018	$397,917	$75,000	$267,143		$—	$740,060

Meeta Vyas	2020	$129,600	$—	$20,869	—	$—	$150,469
CFO	2019	$129,600	$—	$24,488	—	$—	$154,088
	2018	$129,600	$—	$75,381	—	$—	$204,980

Irach Taraporewala	2020	$—	$—	$—	—	$—	$—
Ex-CEO	2019	$144,783	$72,000	$11,920	15,000	$—	$228,703
	2018	$—	$—	$—	—	$—	$—

Eugene Seymour,	2020	$—	$—	$—	—	$—	$—
Ex-CEO, Ex-Director	2019	$—	$—	$—	—	$—	$—
	2018	$631,250	$118,750	$121,008	12,500	$63,500	$934,508

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2020.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Anil Diwan, President and Director	-	-	$-	-	—	—	—	—

Eugene Seymour, MD	8,332		$40.00	05/01/2023	4,168	-	—	—

Irach Taraporewala	5,000	5,000	$10.00	09/01/2021	10,000	—	—	—

Mukund Kulkarni	-	-	$-	-	—	—	—	—

Stanley Glick	-	-	$-	-	—	—	—	—

Meeta Vyas	-	-	$-	-	—	—	—	—

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

EQUITY INCENTIVE COMPENSATION. We believe that long-term performance is achieved through an ownership culture participated in by our executive officers through the use of stock-based awards. Currently, we do not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to our executive officers in such amounts and on such terms as the committee determines in its sole discretion. The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Board of Directors will review each executive’s individual performance and his or her contribution to our strategic goals periodically. With the exception of stock options automatically granted in accordance with the terms of the employment agreement with our executive officers, our Board of Directors grants equity incentive compensation at times when we do not have material non-public information to avoid timing issues and the appearance that such awards are made based on any such information. As additional compensation for the year ended June 30, 2018, under the Company’s employment agreements, the Company issued 10,383 shares of the Company’s Series A Preferred Stock and 3,572 of the Company’s restricted Common Stock. The convertible preferred series A shares are subject to restriction on sale. The valuation applied to the shares was based upon an appraisal derived from the application of statistical calculations and based upon assumptions at the time of the appraisal that may not be realized.

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

BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK BY DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of June 30, 2020, certain information regarding the beneficial ownership of the Company’s Common Stock and Series A Convertible Preferred Stock outstanding by (i) each person known to us to own or control 5% or more of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) and (iv) our current Named Executive Officers and directors as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned.

	Common Stock			Series A Convertible Preferred Stock(1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(2)	Percent of Class(2)		Amount and Nature of Beneficial Owner(2)		Percent of Class(2)	Percent of Voting Power(3)
TheraCour Pharma, Inc.(4)	470,959	5.2%		200,000		54.3%	18.3%
Anil Diwan(4)(5)	100,269	1.1%		86,074		23.4%	7.1%
Stanley Glick	5,868	*	%	0		0	* %
Meeta Vyas(6)	7,352	*	%	10,936		3.0%	1.0%
Makarand Jawadekar	7,500	*	%	0		0	* %
Theodore Rokita	3,750	*	%	0		0	* %
All Directors and Executive Officers as a Group (6 persons)	595,698	6.5%		297,010		80.6%	26.4%
Other 5% Holders
Milton Boniuk(7) 1111 Herman Drive, Unit 29E Houston, TX 77004	523,145	5.8%		16,850	(8)	4.6%	5.4%

(1)            The Series A Convertible Preferred Shares (the “Series A”) vote at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company.

(2)            For each shareholder, the calculation of percentage of beneficial ownership is based upon 9,083,414 shares of Common Stock and 368,602 shares of Series A Preferred Stock outstanding, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)            Amount stated reflects the number of votes held on all matters submitted to a vote of our stockholders.

(4)            Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 90% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc.

(5)            Does not include 1,170,959 shares of common stock owned by TheraCour Pharma, Inc. after including the Series A preferred stock on an as converted basis which votes at the rate of 3 and one-half shares of common stock for each Share of Series A preferred stock (the “Series A preferred stock”), over which Dr. Diwan holds voting and dispositive power on an as converted basis. Does not include 86,074 shares of Series A Preferred Stock. Does not include the beneficial ownership of the securities held by Meeta Vyas, the wife of Anil Diwan, over which Dr. Diwan disclaims beneficial ownership and voting and dispositive control.

(6)            Includes 1,072 shares held by Connect Capital LLC, over which Ms. Vyas holds voting and dispositive power. Does not include 10,936 shares of Series A Preferred Stock. Does not include the beneficial ownership of the securities held by Anil Diwan, the husband of Ms. Vyas, or TheraCour over which Ms. Vyas disclaims beneficial ownership and voting and dispositive control.

(7)            Milton Boniuk resigned as an Independent Member of the Board of Directors on July 10, 2018. Includes 8,315 shares of Common Stock owned by the reporting person, 32,858 shares of Common Stock owned by the reporting person and his wife Laurie Boniuk, and 343,132 shares of Common Stock owned by Milton Boniuk IRA. Includes 138,840 shares of Common Stock held by Boniuk Interests Ltd. Does not include 16,850 shares of Series A Preferred Stock held by Milton Boniuk IRA, which are not readily convertible. Dr. Boniuk holds voting and dispositive power over Boniuk Interests Ltd. Does not include any shares held by the Boniuk Charitable Foundation since on February 3, 2017, Dr. Boniuk filed a Form 4 which indicated that Dr. Boniuk no longer holds voting and dispositive power over the shares of Common Stock owned by the Boniuk Charitable Foundation.

(8)            Held by Milton Boniuk IRA.

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation is $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016, 2017 and 2018. The employment agreement also provided incentive bonuses of $75,000 per year payable on or before July 31, 2016, 2017 and 2018. Incentive bonuses for 2016 and 2017 have been paid according to the terms of the contract. The Company and Dr. Diwan agreed that the 2018 bonus would be earned and paid upon a filing of an IND. The Company and Dr. Diwan entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture.

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

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 1,786 shares of common stock upon entering into the agreement, and will issue an additional 1,786 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

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

COMPENSATION OF DIRECTORS

At this time, directors, who are officers of the Company, receive no remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors. The Company paid accrued fees to its independent directors of $36,250 to each Director, of which $11,250 is to be paid in the Company’s common stock.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted 572 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2020, 2019 and 2018, the SAB was granted a total of 2,286, 2,287 and 2,287 of stock warrants, respectively. The warrants are exercisable into common shares at prices from $2.63 to $12.16, $6.00 to $9.40 and $12.80 to $31.20 per share, respectively.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On May 13, 2013, Meeta Vyas was appointed as the Company’s Chief Financial Officer. During the term of Ms. Vyas’ service, she will be compensated on the basis of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. Ms. Vyas is married to Anil Diwan, the President and Chairman of the Company. On January 1, 2015, her compensation was increased to $10,800 per month.

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note bears interest at the rate of 12% per annum and is secured by a mortgage granted against the Company’s headquarters. The unpaid principal balance is due and payable on May 15, 2021. The lender received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which is to be amortized over the one-year term of the loan using effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a Change of Control. See note 7 for inputs used in calculation of fair value. Amortization expense on the loan origination fee for the year ended June 30, 2020 was $21,288. As of June 30, 2020, the Company has drawn down $1.1 million of this loan and may, at its option, draw down the remainder of the loan. Interest is payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. The balance at June 30, 2020 of the prepaid interest escrowed by the lender is $62,773 and is included in prepaid expenses. For the year ended June 30, 2020, the Company incurred interest expense of $69,227, which reduced the interest escrow balance included in prepaid expenses. On April 30, 2020, the Company and Dr. Diwan mutually agreed to extend the maturity date of the note at the Company’s option, to May 15, 2021, with the rest of the terms remaining the same.

At June 30, 2020, mortgage note payable – related party consisted of:

Mortgage note payable	$1,100,000
Less: unamortized loan origination fee	(18,013)
Net mortgage note payable	$1,081,987

TheraCour Pharma, Inc.

On May 12, 2005, we entered into a Material License Agreement, amended as of January 8, 2007 (the “License”) with TheraCour Pharma, Inc. (“TheraCour”), an approximately 5.3% common shareholder. Anil Diwan, our founder, President and Chairman, owns approximately 90% of TheraCour’s capital stock. We were granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus, Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. On February 15, 2010, we entered into an Additional License Agreement with TheraCour. Pursuant to the exclusive Additional License Agreement, in consideration for the issuance of 100,000 shares of our Series A Preferred Stock, (the “Series A Preferred”), we were granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.

In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of a specified portion of certain direct costs as a Development Fee and such development fees shall be due and payable in periodic installments as billed; (2) we will pay the greater $2,000 or actual costs monthly, whichever is higher, for other general and administrative expenses incurred by TheraCour on our behalf; (3) make royalty payments (calculated as a percentage of net sales of the licensed drugs) of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour; (4) TheraCour retains the exclusive right to develop and manufacture the licensed drugs. TheraCour will manufacture the licensed drugs exclusively for us, and unless such license is terminated, will not manufacture such product for its own sake or for others; and (5) TheraCour may request and we will pay an advance payment (refundable) equal to twice the amount of the previous month’s invoice to be applied as a prepayment towards expenses. TheraCour may terminate the license upon a material breach by us as specified in the agreement. However, we may avoid such termination if within 90 days of receipt of such termination notice we cure the breach.

On October 2, 2018, we entered into an agreement with TheraCour to defer the $25,000 payment until the earlier of April 2, 2019 or the date that we file an IND with the FDA. On May 9, 2019, we entered into an agreement with TheraCour that extended the April 2, 2019 date to June 30, 2019 and on September 24, 2019 we entered into an agreement with TheraCour that extended such date to the later of December 31, 2019 or the filing on an IND with the FDA. Deferred development fees as of June 30, 2020 was $200,000.

On November 1, 2019, the Company entered into a License Agreement (the “Agreement”) with TheraCour for an exclusive, worldwide license to use, promote, offer for sale, import, export, sell and distribute products for the treatment of Varicella Zoster Virus derived indications. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. In addition, the Company is required to pay to TheraCour fifteen percent (15%) of net sales of licensed products, and any income from sublicensed products. Under the Agreement, TheraCour retains the exclusive right to develop and manufacture the Licensed Products. As in previous licensing agreements with TheraCour, the Company agreed to pay the following amounts to TheraCour to the extent not previously paid under existing licensing agreements: (1) costs (direct and indirect) plus 30%, subject to certain specified exclusions, as a Development Fee and such development fees shall be due and payable in periodic installments as billed and (2) a deposit equal to estimated development costs for two months (refundable), such estimates to be reconciled quarterly. Payments not made within 90 days after due date will be charged an interest at the rate of 1% per month. TheraCour and the Company have agreed to enter into a manufacture and supply agreement, under which TheraCour would manufacture the licensed products exclusively for the Company, and the Company would also have customary backup manufacture rights, as specified in the Agreement. TheraCour may terminate the license upon a material breach by the Company as specified in the agreement. However, the Company may avoid such termination if the breach is cured within 90 days of receipt of such termination.

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour whereby TheraCour agreed to exchange $250,000 of deferred development fees owed to TheraCour into 100,000 Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour, and recognized a loss on the exchange of $142,669. Upon entry into the agreement additional deferrals ceased. The remaining deferred payments will become due upon IND filing. At June 30, 2020 $200,000 of the deferred payments remain due.

TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, to the Company, at cost, in the amounts of  $8,638 and $23,666 for the fiscal years ended June 30, 2020 and 2019.

Accounts payable to TheraCour were $561,580 and $823,783 at June 30, 2020 and June 30, 2019, respectively.

Development costs charged by and paid to TheraCour were $2,158,034 and $3,119,863 for the years ended June 30, 2020 and, 2019, respectively. No royalties are due or have been paid from inception through June 30, 2020.

As of June 30, 2020 TheraCour owned 470,959 shares of the Company’s outstanding common stock and 200,000 shares of series A preferred stock, which votes at the rate of nine shares of common stock per each share of series A preferred stock and is convertible into three and one half shares of common stock upon a change in control of the Company. Dr. Diwan, also serves as the CEO and Director of TheraCour and owns approximately 90% of the outstanding capital stock of TheraCour.

On June 8, 2020, the Company executed a Memorandum of Understanding (“MOU”) with TheraCour that provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected. The Company is in the process of appointing a third party consulting firm for independent evaluation of this market space. Dr. Anil Diwan is recused from these discussions due to a conflict of interest. The terms of the COVID License Agreement, shall, except as otherwise specified in the MOU, be generally consistent with the VZV License Agreement dated October 28, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

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

June 30, 2020	$270,480	EisnerAmper LLP
June 30, 2019	$190,600	EisnerAmper LLP.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

June 30, 2020	$0	EisnerAmper LLP
June 30, 2019	$0	EisnerAmper LLP

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2020	$0	EisnerAmper LLP
June 30, 2019	$0	EisnerAmper LLP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2020	$0	EisnerAmper LLP
June 30, 2019	$0	EisnerAmper LLP

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
3.1	Amended and Restated Articles of Incorporation	Schedule 14C	A	April 23, 2009
3.2	Certificate of Change	Form 8-K	3.1	September 9, 2013
3.3	Certificate of Change	Form 8-K	3.1	September 26, 2019
3.4	Certificate of Amendment	Form 8-K	3.1	March 20, 2020
3.4	Amended and Restated Bylaws	Form 10-Q	3.1	February 22, 2010
4.1	Specimen Common Stock Certificate of the Registrant	Form 10-SB	4.1	November 14, 2006
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Form 10-Q	4.1	February 22, 2010
4.3*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock
4.4*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock
4.5	Form of Warrant	Form 8-K	10.2	March 1, 2019
10.1	Form of Scientific Advisory Board Agreement	Form 10-SB	10.5	November 14, 2006
10.2	Amended License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.6	November 14, 2006
10.3	Form of First Subscription Agreement	Form 10-SB	10.8	November 14, 2006
10.4	Form of Second Subscription Agreement	Form 10-SB	10.9	November 14, 2006
10.5	Amendment to License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.11	January 17, 2007
10.6	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005	Form 10-SB	10.12	January 17, 2007
10.7*	Employment Agreement with M Vyas
10.8	Agreement of Purchase and Sale between the Registrant and Inno-Haven, LLC	Form 8-K	10.1	January 7, 2015
10.9	Conversion and Settlement Agreement	Form 8-K	10.1	February 13, 2017
10.10	Confidential Separation Agreement and General Release of Eugene Seymour	Form 8-K	10.1	May 4, 2018
10.11	Employment Agreement with Anil Diwan	Form 8-K	10.1	July 23, 2018
10.12	Employment Agreement with Irach Taraporewala	Form 8-K	10.2	July 23, 2018
10.13	Securities Purchase Agreement, dated February 27, 2019, between the Registrant and certain purchasers	Form 8-K	10.1	March 1, 2019
10.14	Letter Agreement with Chardan Capital Markets, LLC	Form 8-K	10.3	March 1, 2019
10.15	Director Retainer Agreement, dated as of June 6, 2019, between the Registrant and Mark Day	Form 8-K	10.1	June 10, 2019
10.16*	Form of Series A Conversion Waiver
10.17	Underwriting with Aegis Capital Corp. dated January 21, 2020	Form 8-K	10.1	January 27, 2020
10.18	Form of Settlement Agreement and Mutual Release	Form 8-K	10.1	January 28, 2020

10.19	Form of Exchange Agreement	Form 8-K	10.2	January 28, 2020
10.20	Form of Common Stock Purchase Warrant	Form 8-K	10.3	January 28, 2020
10.21	Director Retainer Agreement between NanoViricides, Inc. and Makarand Jawadekar	Form 8-K	10.1	February 11, 2020
10.22	Director Retainer Agreement, dated as of May 15, 2020, between NanoViricides, Inc. and Todd Rokita	Form 8-K	10.1	May 19, 2015
10.23	Form of Securities Purchase Agreement dated May 21, 2020 by and between NanoViricides, Inc. and certain purchasers	Form 8-K	10.1	May 22, 2020
10.24	Placement Agent Agreement, dated May 21, 2020 by and between among NanoViricides, Inc. Maxim Group LLC and Kingswood Capital Markets, a division of Benchmark Investments, Inc.	Form 8-K	10.2	July 13, 2020
10.25	Underwriting Agreement with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. dated July 8, 2020.
10.26	At Market Issuance Sales Agreement by and between NanoViricides, Inc., B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc., dated July 31, 2020	Form 8-K	1.1	August 3, 2020
14.1	Code of Ethics	Form 10-SB	10.10	November 14, 2006

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

* Previously filed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2020

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
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

October 13, 2020	/s/ Anil Diwan, PhD
Name: Anil Diwan, PhD
Title: President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

October 13, 2020	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

October 13, 2020	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

October 13, 2020	/s/ Makarand Jawadekar
Name: Makarand Jawadekar
Title: Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the "Company") as of June 30, 2020 and 2019, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
October 13, 2020

NanoViricides, Inc.

Balance Sheets

	June 30, 2020	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,708,594	$2,555,207
Prepaid expenses	277,063	270,214
Total current assets	13,985,657	2,825,421

PROPERTY AND EQUIPMENT
Property and equipment	14,100,815	14,092,177
Accumulated depreciation	(4,556,384)	(3,864,930)
Property and equipment, net	9,544,431	10,227,247

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(100,566)	(92,296)
Trademark and patents, net	358,388	366,658

OTHER ASSETS
Security deposits	3,515	3,515
Deferred equity financing costs	12,190	-
Service agreements	10,158	25,672
Other assets	25,863	29,187
Total assets	$23,914,339	$13,448,513

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Mortgage note payable- related party	$1,081,987	$-
Accounts payable	380,727	309,893
Accounts payable – related party	561,580	823,783
Loan payable	62,843	-
Derivative liability – warrants	-	1,645,606
Accrued expenses	69,240	68,871
Total current liabilities	2,156,377	2,848,153

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares designated, 368,602 and 255,714 shares issued and outstanding, at June 30, 2020 and 2019, respectively	369	256
Common stock, $0.001 par value; 150,000,000 shares authorized, 9,083,414, and 3,844,921 shares issued and outstanding at June 30, 2020 and 2019, respectively	9,083	3,845
Additional paid-in capital	127,311,634	102,712,845
Accumulated deficit	(105,563,124)	(92,116,586)
Total stockholders' equity	21,757,962	10,600,360
Total liabilities and stockholders' equity	$23,914,339	$13,448,513

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2020	2019	2018
OPERATING EXPENSES
Research and development	$4,695,524	$5,921,720	$5,913,720
General and administrative	3,300,935	2,737,962	3,411,449

Total operating expenses	7,996,459	8,659,682	9,325,169

LOSS FROM OPERATIONS	(7,996,459)	(8,659,682)	(9,325,169)

OTHER INCOME (EXPENSE):
Interest income	17,079	55,497	100,429
Interest expense	(93,670)	-	(185,274)
Gain on warrant settlement	614,494	-	-
Loss on issuance of Series A preferred stock for accounts payable-related party	(142,669)	-	-
Loss on extinguishment of debt	-	-	(1,348,247)
Discount on convertible debentures	-	-	(359,214)
Change in fair value of derivatives	(5,845,313)	179,745	2,554,020

Other (expense) income, net	(5,450,079)	235,242	761,714
LOSS BEFORE INCOME TAX PROVISION	(13,446,538)	(8,424,440)	(8,563,455)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(13,446,538)	$(8,424,440)	$(8,563,455)

Net loss per common share- basic and diluted	$(2.39)	$(2.35)	$(2.64)
Weighted average common shares – basic and diluted	5,616,728	3,590,070	3,246,043

 See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2017 through June 30, 2020

	Series A Preferred Stock: Par $0.001		Common Stock: Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2017	217,443	$217	3,165,342	$3,165	$95,447,251	$(75,128,691)	$20,321,942

Series A Preferred stock issued for employee stock compensation	2,888	3	-	-	524,255	-	524,258
Series A Preferred stock forfeited in Separation Agreement	(1,250)	(1)	-	-	1	-	-
Series A Preferred stock issued for Series C debenture	7,500	8	-	-	314,335		314,343
Common stock issued for consulting and legal services rendered	-	-	12,188	12	156,178	-	156,190
Warrants issued to Scientific Advisory Board	-	-	-	-	16,770	-	16,770
Warrants issued as severance payment	-	-	-	-	53,500	-	53,500
Common stock issued for employee compensation	-	-	3,572	4	65,712	-	65,716
Common stock issued for Series C debenture	-	-	275,000	275	4,729,725	-	4,730,000
Common stock issued for Directors fees	-	-	2,489	2	44,998	-	45,000
Net loss	-	-	-	-	-	(8,563,455)	(8,563,455)

Balance, June 30, 2018	226,581	$227	3,458,591	$3,459	$101,352,724	$(83,692,146)	$17,664,264

Series A Preferred stock issued for employee stock compensation	29,133	29	-	-	237,839	-	237,868
Net proceeds from issuance of common stock in connection with equity financing	-	-	347,223	347	822,394	-	822,741
Options issued for employee compensation	-	-	-	-	11,920		11,920
Common stock issued for consulting and legal services rendered	-	-	28,210	28	208,932	-	208,960
Warrants issued to Scientific Advisory Board	-	-	-	-	5,475	-	5,475
Common stock issued for employee compensation	-	-	3,572	4	28,568	-	28,572
Common stock issued for Directors fees	-	-	7,325	7	44,993	-	45,000
Net loss	-	-	-	-	-	(8,424,440)	(8,424,440)

Balance, June 30, 2019	255,714	$256	3,844,921	$3,845	$102,712,845	$(92,116,586)	$10,600,360

Series A Preferred stock issued for employee stock compensation	2,888	3	-	-	230,894	-	230,897
Series A Preferred stock issued for accounts payable-related party	100,000	100			392,569		392,669
Series A Preferred stock issued for loan origination fee	10,000	10	-	-	39,291	-	39,301
Net proceeds from issuance of common stock in connection with equity financings	-		4,275,000	4,275	16,672,700	-	16,676,975
Common stock issued for consulting and legal services rendered	-	-	78,958	79	254,171	-	254,250
Common stock issued for accounts payable	-	-	8,467	8	51,992	-	52,000
Common stock issued in exchange for warrants	-	-	677,224	677	5,721,866	-	5,722,543
Common stock issued upon cashless exercise of warrants	-	-	180,087	180	1,153,701	-	1,153,881
Warrants issued to Scientific Advisory Board	-	-	-	-	7,373	-	7,373
Common stock issued for employee compensation	-	-	3,572	4	29,247	-	29,251
Common stock issued for Directors fees	-	-	10,728	11	44,985	-	45,000
Rounding - fractional shares	-	-	4,457	4	(4)	-	-
Net loss	-	-	-	-	-	(13,446,538)	(13,446,538)

Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,446,538)	$(8,424,440)	$(8,563,455)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	230,897	237,868	524,258
Loss on issuance of preferred shares for accounts payable-related party	142,669	-	-
Common shares issued as compensation and for services	328,501	282,532	266,906
Common shares issued for debenture interest	-	-	60,274
Options granted as compensation	-	11,920	-
Warrants granted to Scientific Advisory Board	7,373	5,475	16,770
Warrants granted for severance agreement	-	-	53,500
Depreciation	691,454	687,640	671,789
Amortization	8,270	8,271	8,269
Amortization of loan origination fees	21,288	-	-
Change in fair value of derivative liabilities	5,845,313	(179,745)	(2,554,020)
Gain on warrant settlement	(614,494)
Amortization of debt discount convertible debentures	-	-	359,214
Loss on extinguishment of debt	-	-	1,348,247
Changes in operating assets and liabilities:
Prepaid expenses	(6,849)	(29,957)	(50,091
Other long term assets	15,513	(21,025)	50,767
Accounts payable	122,834	86,554	87,553
Accounts payable - related parties	(12,203)	716,315)	(233,227)
Accrued expenses	369	(184,178)	219,045)
Deferred interest payable	-	-	(41,667)

NET CASH USED IN OPERATING ACTIVITIES	(6,665,603)	(6,802,770)	(7,775,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,638)	(73,794)	(241,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	1,100,000	-	-
Net proceeds from issuance of common stock and warrants	16,676,975	2,350,000	-
Deferred financing costs	(12,190)	-	-
Proceeds from loan payable	155,173	-	-
Payment of loan payable	(92,330)	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,827,628	2,350,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,153,387	(4,526,564)	(8,017,690)

Cash and cash equivalents at beginning of period	2,555,207	7,081,771	15,099,461

Cash and cash equivalents at end of period	$13,708,594	$2,555,207	$7,081,771
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$166,667
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Cashless exercise of warrants reclassed from warrant liability to common stock	$1,153,881
Series A preferred stock issued for accounts payable-related party	$250,000
Series A preferred stock issued for loan origination fee	$39,301
Common stock issued to settle accounts payable	$52,000
Common stock issued for debenture payment	$-	$-	$230,250
Common stock issued for deferred interest	$-	$-	$6,250
Series A Preferred stock issued for Series C debenture	$-	$-	$15,718
Stock warrants classified as a liability issued in connection with registered direct offering	$-	$76,363	$-

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2020, 2019 and 2018

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

As the pandemic COVID-19 caused by the SARS-CoV-2 coronavirus was breaking out, the Company bootstrapped a rapid drug development program to develop drug candidates for the treatment of SARS-CoV-2 infection. With the advantages of our prior work on coronaviruses, and having a library of chemical ligands, many of them already synthesized in our lab, we were able to advance this program very quickly into cell culture studies against coronaviruses. We reported these studies were successful in a May 12, 2020 press release. We believe that this program is likely to advance rapidly towards human clinical trials due to the global COVID-19 pandemic emergency situation.

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The first license agreement we executed with TheraCour on September 1, 2005 (“Exclusive License Agreement”), gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. In addition, on November 1, 2019, the Company entered into a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of Net Sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. The Company has requested TheraCour for a license on the field of coronaviruses. A Memorandum of Understanding towards licensing this field is being negotiated by the Board.

Reverse Stock Split

On September 24, 2019, the Company effected a reverse stock split of its outstanding shares of common stock and shares of preferred stock at a ratio of one-for-twenty (the “Reverse Stock Split”).

The Reverse Stock Split, which was approved by the Company’s Board of Directors under authority granted under the laws of the State of Nevada, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Nevada on September 23, 2019. Unless the context otherwise requires, all references in these financial statements to shares of the Company’s common stock and Series A preferred stock, including prices per share of its common stock and Series A preferred stock, reflect the Reverse Stock Split. Fractional shares were not issued, and the final number of shares were rounded up to the next whole share.

Note 2 – Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2020 of approximately $105.6 million and a net loss of approximately $13.4 million and net cash used in operating activities of approximately $6.7 million for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2020, the Company had available cash and cash equivalents of approximately $13.7 million.

The Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the shingles drug candidate against VZV into human clinical trials. Management has engaged in an additional drug development program for COVID-19 with limited additional costs in the current development stage, and anticipates that costs of advanced drug development for COVID-19 are likely to be supported by non-dilutive government funding or equity-based funding if needed for future human clinical trials. During the current fiscal year, the Company has been able to raise funds in the public markets. See Note 9.

On July 8, 2020, subsequent to the date of the reporting period, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.53 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of Common Stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.

The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

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

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October 2021. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Note 3– Summary of Significant Accounting Policies

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effect were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Years Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Warrants	22,218	398,156	348,480
Options	5,000	5,000	-
Total	27,218	403,156	348,480

The Company has 368,602, 255,714 and 266,570 shares of Series A preferred stock outstanding as of June 30, 2020, 2019 and 2018, respectively. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2020, 2019 and 2018 the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,290,107, 894,999 and 792,993, respectively, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

The Series B Convertible Debentures were converted into common stock on February 8, 2017. The Series C Convertible Debenture was redeemed for common stock effective November 13, 2017. The Series C Convertible Debenture was excluded from the loss per share calculation for the year ended June 30, 2018 because the impact was anti-dilutive.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2020, 2019 and 2018.

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

The Series A preferred shares are not traded in any market. The assumptions used to determine the fair value of the Series A preferred shares issued as employee compensation are presented in Note 10 to the financial statements.

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

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Shared-Based Payment Accounting, (“ASU 2018-07”) which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and non-employees. The Company adopted ASU 2018-07 as of July 1, 2019. After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant. Compensation expense for non-employees is recognized over the requisite period, which is the vesting period of the respective award.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, which resulted in no unrecognized tax benefits as of June 30, 2020 and 2019. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations. For the years ended June 30, 2020, 2019 and 2018 there was no such interest or penalty.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting,” which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The Company’s adoption of this ASU as of July 1, 2019 had no impact on the financial statements.

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

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

Milton Boniuk, MD	Director (retired July 10, 2018) and former significant stockholder

Property and Equipment

	For the Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$8,638	$23,666	$30,321

Accounts Payable- Related Party

As of
June 30, 2020	June 30, 2019

Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. In consideration for obtaining this exclusive license, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company agreed to enter into an agreement with TheraCour for a waiver of two months worth of prepaid balance in advance of anticipated invoicing until the filing of an IND and the application of the current advance as a credit against current open invoices. Additionally, TheraCour agreed to defer $25,000 per month of development fees, beginning with July 2018 through December 31, 2019. On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour, whereby the Company and TheraCour agreed to the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour, and recognized a loss on the exchange of $142,669. Accounts payable due TheraCour on the reporting date was

$561,580	$823,783

Research and Development Costs Paid to Related Party

	For the Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Development fees and other costs charged by TheraCour pursuant to the License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2020, 2019 and 2018	$2,158,034	$3,119,863	$3,176,977

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note bears interest at the rate of 12% per annum and is secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was recorded as a debt discount and is to be amortized over the one-year term of the loan using effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. See note 7 for inputs used in calculation of fair value. Amortization expense on the loan origination fee for the year ended June 30, 2020 was $21,288. As of June 30, 2020, the Company has drawn down $1.1 million of this loan and may, at its option, draw down the remainder of the loan. Interest is payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. The balance at June 30, 2020 of the prepaid interest escrowed by the lender is $62,773 and is included in prepaid expenses. For the year ended June 30, 2020, the Company incurred interest expense of $69,227, which reduced the interest escrow balance included in prepaid expenses. On April 30, 2020, the Company and Dr. Diwan mutually agreed to extend the maturity date of the note at the Company’s option, to May 15, 2021, with the rest of the terms remaining the same.

At June 30, 2020, mortgage note payable – related party consisted of:

Mortgage note payable	$1,100,000
Less: unamortized loan origination fee	(18,013)
Net mortgage note payable	$1,081,987

Debenture Interest Payable to a Director

Coupon interest expense on the $5,000,000 Series C Debenture paid to Milton Boniuk IRA for the years ended June 30, 2020, 2019 and 2018 was $0, $0, and $185,274, respectively. The Series C Debenture was redeemed effective November 13, 2017. (See Note 7).

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2020	June 30, 2019
GMP Facility	$8,020,471	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,756,956	5,748,318

Total Property and Equipment	14,100,815	14,092,177

Less Accumulated Depreciation	(4,556,384)	(3,864,930)
Property and Equipment, Net	$9,544,431	$10,227,247

Depreciation expense for the years ended June 30, 2020, 2019 and 2018 was $691,454, $687,640 and $671,789, respectively.

Note 6 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2020	June 30, 2019
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(100,566)	(92,296)
Trademarks and Patents, Net	$358,388	$366,658

Amortization expense amounted to $8,270, $8,271, and $8,269 for the years ended June 30, 2020, 2019 and 2018, respectively.

The Company amortizes our trademarks and patents over their expected original useful lives of 17 years.

Amortization expense in future years is as follows:

Years ended June 30,

2021	$8,271
2022	8,271
2023	8,271
2024	8,271
2025	8,271
Thereafter	317,033
Total amortization	$358,388

Note 7 – Convertible Debentures and Derivatives

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

The Series C Debenture was redeemed on November 13, 2017. For the year ended June 30, 2018, the Holder elected to receive $60,274 (through November 13, 2017) of its coupon interest payment and $125,000 of deferred interest payment in common stock of the Company.

On July 2, 2014, in conjunction with the issuance of the Company’s Series C Debenture, the Company issued 9,350 shares of its Series A preferred stock (the “Series A”) to Dr. Milton Boniuk, pursuant to the terms of the Debenture. Proceeds received in a financing transaction are allocated to the instruments issued prior to evaluating hybrid contracts for bifurcation of embedded derivatives. Since the Series A preferred stock is classified as equity, the proceeds allocated to the preferred stock are recorded at relative fair value. The fair value of the Series A was $1,645,606 at issuance and the relative fair value was calculated as $1,152,297. The remaining amount of the proceeds was allocated to the  Series C Debenture and a debt discount of $1,152,297 was recorded to offset the amount of the proceeds allocated to the Series A. Then, the embedded derivative was bifurcated at its fair value of $1,879,428 with the remaining balance allocated to the host instrument (Debenture). The total debt discount was amortized over the actual term of the  Series C Debenture using the effective interest method.

The Company recognized amortization of this discount as an additional interest charge to “Discount on convertible debentures” in the amount of $359,214, for the year ended June 30, 2018.

The Holder of the Series C Debenture and the Company agreed on November 13, 2017 that the Series C Debenture would be redeemed for the Company’s common stock, as described further below. The Holder waived all early redemption payments provided for in the Series C Debenture in consideration for 7,500 shares of the Company’s Series A preferred shares.

The Company’s Series C Debenture in the amount of $5,000,000 was due to mature on June 30, 2018. On November 13, 2017, the Company entered into a Debenture Redemption Agreement (the “Agreement”) with the Holder, to redeem (the “Redemption”) its $5,000,000 Series C Debenture for an aggregate of 275,000 shares of the Company’s $0.001 par value common stock (“Purchase Price”) comprising 250,000 shares for the principal of the Series C Debenture and 25,000 shares for unpaid coupon interest from October 1, 2017 through June 30, 2018. The unpaid interest included $60,274 of accrued interest through November 13, 2017, $314,726 in coupon interest through June 30, 2018 and $125,000 of unpaid deferred interest. The price per share was equal to the closing price of the Company’s common stock on Friday, November 10, 2017 of twenty dollars per share. The Holder waived all early redemption penalty payments provided for in the  Series C Debenture for consideration of 7,500 shares of the Company’s $0.001 par value Series A preferred stock. The Company did not incur placement agent fees in redemption of the Series C Debenture. The Company recognized a non-cash loss on extinguishment of debt of $1,348,247 on the extinguishment of the aforesaid principal attributable to the Series C Debenture into the Company’s common and preferred stock. The loss on extinguishment arises from, the obligation to issue 7,500 shares of the Company’s Series A preferred shares with a fair value of $364,337, as of November 13, 2017, obligation to issue 15,737 shares of the Company’s $0.001 par value common stock with a fair value of $314,726 as of November 13, 2017, in consideration of Series C Debenture coupon interest from the redemption date through June 30, 2018, and unamortized discount of $684,633 as of the redemption date, offset by the derivative liability of ($15,449) as of the redemption date.

Pursuant to the Agreement for the Company’s Series C Debenture, the Company issued 275,000 shares of its registered common stock from its shelf registration and 7,500 shares of its Series A preferred stock upon receiving consent to issue the shares pursuant to New York Stock Exchange (“NYSE”) regulations. The Company submitted a request for authorization to issue the common stock and Series A preferred shares to the NYSE, which was authorized on March 18, 2018 and the shares were issued on March 21, 2018.

On November 13, 2017, the Company recognized a liability from the obligation to issue the shares in settlement of the redemption of the Company’s Series C Debenture totaling $5,864,337. On March 21, 2018, when the shares were issued, the 7,500 Series A preferred shares had a fair value of $314,343 and the common shares had a fair value of $4,730,000.

The change in the fair value of the obligation to issue registered shares was recorded in the statements of operations as “change in the fair value of derivatives”. For the year ended June 30, 2018, the gain from change in fair value of the obligation to issue registered shares was $819,994.

On March 21, 2018, when the shares were issued, the liability for the obligation to issue registered shares of $4,730,000 for the common shares and $314,343 for the Series A preferred shares was reclassified to stockholders’ equity.

The Series A preferred stock fair value as of November 13, 2017 and March 21, 2018 is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The valuations of the Series A preferred stock at each date used the following inputs:

a.	The common stock price was in the range $22.80 to $18.40;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 12.27% to 15.25% of the total;

e.	The conversion value is based on an assumption for calculation purposes only of a change of control in 4 years from October 31, 2016 and a remaining restricted term of 3.00 to 2.59 years;

f.	31.69% to 30.43% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 58.33% to 52.49% volatility, 1.62% to 2.30% risk free rate) applied to the converted common.

Note 8 – Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2020	June 30, 2019
Severance payment	$21,000	$57,000
Personnel and compensation costs	38,240	11,871
Consultant	10,000	-
	$69,240	$68,871

Note 9 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect. The original loan balance, as of January 1, 2020, is $155,173 payable at the rate of $15,874 per month through October 2020 including interest at an annual interest rate of 5%. At June 30, 2020, the loan balance was $62,843. For the year ended June 30, 2020, the Company incurred interest expense of $2,916.

Note 10 – Equity Transactions

Fiscal Year Ended June 30, 2018 Transactions

For the year ended June 30, 2018, the Scientific Advisory Board was granted fully vested warrants to purchase 2,287 shares of common stock at exercise prices between $12.80- $31.20 per share expiring in the fiscal year ending June 30, 2022.  These warrants were valued at $16,770 and recorded as consulting expense.

For the year ended June 30, 2018, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	53.56% -56.10%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	1.67 – 2.84%

For the year ended June 30, 2018, Eugene Seymour was granted five year warrants (the “Warrants”) to purchase 12,500 of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $40.00 per share, vesting in three, equal installments over three years with the last installment vesting on May 1, 2021. The fair value of these warrants was $53,500 and recorded as employee compensation expense for severance.

For the year ended June 30, 2018, the Company estimated the fair value of the warrants granted to Eugene Seymour on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	5

Expected volatility	53.56%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.56

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $136,106, which is the fair value at date of issuance.

The fair value of the Series A Preferred Stock was the following for the dates indicated:

Date	Shares	Value
7/31/2017	129	$8,242
8/31/2017	129	8,397
9/30/2017	129	8,588
10/31/2017	129	7,011
11/30/2017	129	6,313
12/31/2017	129	6,513
1/31/2018	129	5,552
2/28/2018	129	5,404
3/03/2018	1,340	60,725
3/31/2018	129	5,811
4/30/2018	129	5,215
5/31/2018	129	4,639
6/30/2018	129	3,696
	2,888	$136,106

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The valuations of the Series A preferred stock at each issuance used the following inputs:

a.	The common stock price was in the range $11.60 to $22.80;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 10.25% to 15.50% of the total;

e.	The conversion value was based on an assumption for calculation purposes only, for the period ended September 30, 2016 of a change of control in 4 years from March 1, 2013 and a remaining restricted term of 1.92 to 1.67 years. For the period from October 1, 2016 to June 30, 2017, the conversion value was based on an assumption for calculation purposes only of a change of control in 4 years and a remaining restricted term of 4 to 3.34 years;

f.	21.76% to 38.87% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 53.22% to 85.39% volatility, 0.37% to 2.10% risk free rate) applied to the converted common.

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

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 7,500 shares of its Series A preferred stock, which are fully vested with a restrictive legend to the Holder of the Company’s Series C Debenture in consideration for its waiver of all early redemption payments provided for in the Debenture. See Note 7. The Company recorded an expense of $314,343, which is the fair value at date of issuance.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $65,716.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 12,188 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $156,190, which was the fair value at the dates of issuance.

For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 2,489 fully vested shares of its common stock with a restrictive legend for Director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

For the year ended June 30, 2018 the Holder of the Company’s Series C Debentures elected to receive 275,000 shares of the Company’s restricted common stock in redemption for its $5,000,000 Series C Debenture, quarterly interest payments of $375,000 and deferred interest of $125,000. For the year ended June 30, 2018, the Company’s Board of Directors authorized the issuance of 275,000 shares of the Company’s restricted common stock for the redemption of the debenture payable to the Holder and quarterly and deferred interest payments. (See Note 7)

Fiscal Year Ended June 30, 2019 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $189,040 for the year ended June 30, 2019. The balance of $371,650 will be recognized as the shares vest and service is rendered.

On July 19, 2018, the Company entered into an Employment Agreement with Dr. Irach Taraporewala as Chief Executive Officer of the Company beginning on September 1, 2018. Dr. Taraporewala was granted options to purchase up to 15,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price equal to 20% above the closing bid price of $8.20 of the common stock on September 1, 2018 (“Effective Date”). The options shall vest in three, equal, annual installments commencing on the effective date. The grant date fair value of the options was $35,761 of which $11,920 was recognized and recorded as compensation expense for the year ended June 30, 2019. On January 24, 2019, Dr. Taraporewala resigned as the Chief Executive Officer of NanoViricides, Inc. (the “Company”) for personal reasons and all unvested options were forfeited. (See Note 14).

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of the grant using a lattice model that values the options based upon a stock price modeled such that it follows a geometric Brownian motion with constant drift and volatility.

For the year ended June 30, 2019, the Scientific Advisory Board was granted fully vested warrants to purchase 2,287 shares of common stock at exercise prices between $6.00- $9.40 per share expiring in the fiscal year ending June 30, 2023.  These warrants were valued at $5,475 and recorded as consulting expense.

For the year ended June 30, 2019, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	47.46-55.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	2.14-2.93%

On February 27, 2019, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 347,223 shares of common stock (“Shares”) at the purchase price of $7.20 (“Purchase Price”) per share for an aggregate of $2,500,000.

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

In a concurrent private placement, the Purchasers received warrants (the “Warrants”) to purchase up to 347,223 shares of common stock. The Warrants have an exercise price of $12.20 per share, shall be exercisable on the six-month anniversary of issuance and will expire five (5) years thereafter. The Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

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

The Warrants were valued as of February 27, 2019 (the issuance date) and June 30, 2019 with the following assumptions:

-	The 5.5-year warrants were issued on February 27, 2019 with an exercise price of $12.20 (subject to adjustments-full ratchet reset).

-	The stock price would fluctuate with the Company’s projected volatility.

-	The Holder would exercise the warrants as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected exercise/reset price or 2 times the stock price.

-	The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

-	The risk free rate at February 27, 2019 and June 30, 2019 was 2.48% and 1.95% respectively.

-	The fundamental transaction projected with 0% probability increasing 1% per quarter to maximum of 10% and settlement based on the Black Scholes value.

-	Stock price at February 27, 2019 was $9.60

-	Stock price at June 30, 2019 was $4.80

-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% market triggering a reset event and exercise price adjustment.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period. The projected annual volatility for the valuation date is:

1 Year
2/27/2019	75%
6/30/2019	76.1%

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

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $48,828, which is the fair value at date of issuance.

The fair value of all Series A preferred stock issued during the year ended June 30, 2019 was the following for the dates indicated:

Date	Shares	Value
7/11/2018	26,250	$560,690
7/31/2018	129	2,795
8/31/2018	129	2,374
9/30/2018	129	2,598
10/31/2018	129	2,233
11/30/2018	129	1,883
12/31/2018	129	2,245
1/31/2019	129	1,203
2/28/2019	129	1,949
3/01/2019	1,340	24,340
3/31/2019	129	2,336
4/30/2019	129	1,636
5/31/2019	129	1,540
6/30/2019	129	1,696
	29,138	$609,518

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common stock at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The valuations of the Series A preferred stock at each issuance used the following inputs:

a.	The common stock price was in the range $4.00 to $11.60;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 19.28% to 19.52% of the total;

e.	The conversion value was based on an assumption for calculation purposes only, of a change of control in 4 years from October 31, 2016 and a remaining restricted term of 2.34 to 1.34 years.

f.	31.25% to 33.16% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 79.20% to 90.60% volatility, 2.50% to 2.35% risk free rate) applied to the converted common.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $28,572, which was the fair value on the date of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 28,210 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $208,960, which was the fair value at the dates of issuance.

For the year ended June 30, 2019, the Company’s Board of Directors authorized the issuance of 7,325 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

Fiscal Year Ended June 30, 2020 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $189,040 for the year ended June 30, 2020. The balance of $182,610 will be recognized as the remaining 8,750 shares vest and service is rendered for the year ended June 30, 2021.

For the year ended June 30, 2020, the Scientific Advisory Board was granted fully vested warrants to purchase 2,286 shares of common stock at exercise prices between $2.63- $12.16 per share expiring in the fiscal year ending June 30, 2024.  These warrants were valued at $7,373 and recorded as consulting expense.

For the year ended June 30, 2020, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	47.99-90.32%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.25-1.63%

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

On January 24, 2020, the Company entered into a Binding Term Sheet which was incorporated on January 27, 2020 in a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the investor parties (collectively, the “Investors”) to that certain Securities Purchase Agreement dated as of February 27, 2019 (the "Securities Purchase Agreement") to settle an action commenced by the Investors to, among other things, enjoin the Company’s previously disclosed underwritten public offering (the “Action”)

On January 27, 2020, the Company entered into an Exchange Agreement with each of the Investors pursuant to the Settlement Agreement. Pursuant to the terms and conditions of the Exchange Agreement, the Investors agreed to terminate certain restrictive covenants in the Securities Purchase Agreement, including a bar on all offerings of securities below the exercise price of the Warrants to purchase common stock issued February 19, 2019 (the “Old Warrants”), and the Company agreed to exchange 347,222 of the Investors’ Old Warrants for an aggregate of (i) 677,224 shares of common stock and (ii) new warrants, to purchase 347,222 shares of common stock at an exercise price of $3.00 per share and expire on August 24, 2024  (the “New Warrants”). The common stock issued had a fair value of $5,722,543 using the closing price of $8.45 on January 24, 2020 resulting in an increase to common stock of $677 and additional paid in capital of $5,721,866 and the New Warrants had a fair market value of $2,066,425 which was recorded as a derivative liability. The aggregate fair value of the common stock and New Warrants issued as part of the Exchange Agreement was $7,788,968. The Old Warrants were remeasured to a fair value of $8,403,462 on January 24, 2020 immediately prior to the exchange. As a result of the Exchange Agreement, a gain on warrant settlement was recognized in the amount of $614,494 calculated as the difference between the fair value of the Old Warrants immediately prior to the exchange and the aggregate fair value of the common stock and New Warrants issued in the exchange. On March 16, 2020 the shareholders of NanoViricides authorized an increase in the number of authorized common stock to 150,000,000 shares and the New Warrants were issued and exercisable. These warrants contained a full-ratchet anti-dilution feature but also contained other adjustment features which required that the warrants be classified as a derivative liability.

The 347,222 New Warrants were exercised on March 23, 2020 and March 25, 2020 pursuant to a cashless exercise provision resulting in the issuance of 180,087 shares of common stock. The fair value of the warrants were reset to fair value as of March 23, 2020 and March 25, 2020, and, upon exercise of the warrants, the derivative liability was reclassified to equity of $1,153,881.

On May 21, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors for an offering of 1,400,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at the purchase price of $7.30 per share. The Shares were issued pursuant to a prospectus supplement dated May 21, 2020 which was filed with the Securities and Exchange Commission on May 22, 2020 in connection with a takedown from the Company’s shelf registration statement on Form S-3, as amended (File No. 333-237370), which became effective on April 2, 2020 and the base prospectus dated April 2, 2020 contained in that registration statement. The Offering closed on May 22, 2020. The net proceeds to the Company from the offering are approximately $9.2 million after placement agent fees and other estimated offering expenses payable by the Company.

The Company accounted for the proceeds of the Offering at May 22, 2020 as follows:

Gross proceeds	$10,220,000
Less: offering costs	(1,000,600)
Net proceeds from issuance of common stock	$9,219,400

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 10,000 fully vested shares of its Series A preferred stock for a loan origination fee to a related party with a fair value of $39,301, which is the fair value at date of issuance. See Note 4.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 100,000 fully vested shares of its Series A preferred stock with a fair value of $392,669 in exchange for $250,000 of previously deferred development fees to a related party and recognized a loss on the exchange of $142,669. See Note 4.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $41,857, which is the fair value at date of issuance.

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common stock at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The valuations of the Series A preferred stock at each issuance, except for the period April 1, 2020 through June 30, 2020 used the following inputs:

a.	The common stock price was in the range $2.03 to $10.82;

b.	The calculated weighted average number of shares of common stock in the period;

c.	A 26.63% premium over the common shares for the voting preferences;

d.	The calculated weighted average number of total voting shares and the monthly shares representing voting rights of 14.9% to 18.3% of the total;

e.	Prior to January 1, 2020, the conversion value is based on an assumption for calculation purposes only of a Change of Control in 4 years from October 31, 2016 and a remaining restricted term of 1.08 to .92 years. From January 1, 2020 the conversion value is based on the assumption for calculation purposes only, of a Change of Control in five years from 12/31/2019 for the issuances and a remaining restricted term of 5.00 to 4.84 years;

f.	29.30% to 48.66% restricted stock discount (based on a restricted stock analysis and call-put analysis curve: 80.41% to 82.23% volatility, 1.69% to 1.73% risk free rate) applied to the converted common.

For the period April 1, 2020 through June 30, 2020, the Series A preferred stock fair value is based on the converted value to common stock at a ratio of 1:3.5 multiplied by the monthly average of the daily open and close price of the common stock.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $29,251, which was the fair value on the date of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 78,958 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $254,250, which was the fair value at the dates of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 10,728 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the issuance of 25,667 fully vested shares of its common stock with a restrictive legend to satisfy open accounts payable of $77,000 for consulting services. The number of shares issued to settle the accounts payable was calculated using the market price of the common stock on the settlement date.

For the year ended June 30, 2020, the Company’s Board of Directors authorized the settlement with a vendor to redeem and cancel 17,200 shares of its common stock with a restrictive legend, which were initially issued in payment of accounts payable of $25,000. The shares were canceled and reported as reductions of common stock issued in exchange for accounts payable reported in the Statement of Changes in Stockholders’ Equity as a decrease of $25,000. The redemption and cancellation had no effect on the results of operations for the year ended June 30, 2020.

Note 11 – Stock Options and Warrants

Stock Options

The following table presents the activity of stock options for the years ended June 30, 2020 and 2019:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2018	-	$-	-	-
Granted	15,000	.50	-	-
Exercised	-	-	-	-
Forfeited	10,000	.50	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2019	5,000	10.00	2.16	-

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2020	5,000	$10.00	1.16	-

Of the above options, 5,000 became vested and exercisable on September 1, 2018. The options expire on August 31, 2021. On January 24, 2019, Dr. Taraporewala resigned as the Chief Operating Officer of the Company and the 10,000 remaining unvested options were forfeited.  See Note 14.

The Company estimated the fair value of the options granted to Dr. Taraporewala on the date of the grant using a lattice model that values the options based upon a stock price modeled such that is follows a geometric Brownian motion with constant drift and volatility.

For the years ended June 30, 2020 and 2019, the Company recognized compensation expense of $0 and $11,920 related to vested options granted to Dr. Taraporewala. As of June 30, 2020, there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2017	333,693	$98.60	1.36	$-

Granted	14,787	37.40	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2018	348,480	$96.00	.53	$-

Granted	349,509	12.20	-	-
Exercised	-	-	-	-
Expired	299,837	101.60	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2019	398,156	$18.20	4.69	$-

Granted	349,508	3.00	-	-
Exercised	347,222	3.00	-	-
Expired	378,224	17.00	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2020	22,218	$30.82	2.28	$4,533

Of the above warrants; 2,858 expire in fiscal year ending June 30, 2021; 2,286 expire in fiscal year ending June 30, 2022; 14,788 expire in fiscal year ending June 30, 2023; and 2,286 expire in fiscal year ending June 30, 2024.

Note 12 – Fair Value Measurement

Fair value measurements

At June 30, 2020 and 2019, the fair value of derivative liabilities is estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

At June 30, 2020 and 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at
June 30, 2020:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Warrants	$-	-	$-
Total derivatives	$-	$-	$-

	Fair Value Measurements at
	June 30, 2019:
	(Level 1)	(Level 2)	(Level 3)
Derivative liability – Warrants	$-	-	$1,645,606
Total derivatives	$-	$-	$1,645,606

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

The Company remeasured the fair value of the derivative New Warrants at March 25, 2020 to $212,180 with the following assumptions:

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended June 30, 2018, 2019 and 2020:

Fair Value Measurement

Using Significant

Unobservable Inputs

	Obligation to issue shares	Derivative liability – Series C	Derivative liability – warrant
Balance at July 1, 2017	$-	$32,213	$2,015,354
Additions during the year	5,864,337	-	-
Change in fair value	(819,994)	(16,764)	(1,717,262)
Transfer in and/or out of Level 3	(5,044,343)	(15,449)	-
Balance at July 1, 2018	$-	$-	$298,092
Additions during the year	-	-	1,527,259
Change in fair value	-	-	(179,745)
Transfer in and/or out of Level 3	-	-	-
Balance at July 1, 2019	$-	$-	$1,645,606
Additions during the year	-	-	2,066,425
Change in fair value	-	-	5,845,313
Transfer in and/or out of Level 3	-	-	(9,557,344)
Balance at June 30, 2020	$-	$-	$-

Note 13 – Income Tax Provision

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2020, 2019, and 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21%, 21% and 28.1% respectively as follows:

	For the Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Federal Statutory Rate	-21.00%	-21.00%	-28.10%
Research and Development Credit	0.13%	-9.21%	0.40%
State Tax Rate	-5.93%	-7.49%	-3.79%
Stock Based Compensation	-%	0.14%	-%
Change in Statutory Federal Rate	-%	80.30%	62.36%
Valuation Allowance	26.79%	-42.74%	-30.87%
Effective Tax Rate	-	-	-

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
Net operating loss	$24,301,203	$22,191,536
Research and development credit	6,998,172	6,980,633
Other	3,790,537	4,985,538

Total gross deferred tax assets	35,089,911	34,157,707
Less: valuation allowance	(35,089,911)	(34,157,707)
Net deferred tax asset	$-	$-

At June 30, 2020 and 2019, the Company has recorded a full valuation allowance against its net deferred tax assets of $35,089,911 and $34,157,707, respectively, since in the judgment of management, these assets are not more than likely than not to be realized. The increase in the valuation allowance during the year ended June 30, 2020 was $(932,204).

As of June 30, 2020, the Company has approximately $85.5 million of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. The aggregate federal net operating losses generated for the years ended June 30, 2019 and 2020 of approximately $15.4 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. Net operating losses generated in years ended June 30, 2018 and prior have a 20-year carryforward and will begin expiring in 2025. As of June 30, 2020 and 2019, research and development credit carryforwards for federal and state purposes are $6,542,050 and $6,584,541, respectively. The state net operating loss and credit carryforwards begin to expire in 2025.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense; class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

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

Note 14 – Commitments and Contingencies

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

On March 3, 2010, the Company entered into an employment agreement with Dr. Jayant Tatake to serve as Vice President of Research and Development.  The employment agreement provides for a term of four years with a base salary of $150,000.  In addition, the Company issued 1,340 shares of Series A preferred stock and 1,786 shares of common stock upon entering into the agreement, and will issue an additional 1,340 shares of Series A preferred stock and 1,786 shares of common stock on each anniversary date of the agreement. The shares of Series A preferred stock were issued in recognition of Dr. Tatake’s work towards the achievement of several patents by the Company. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

On March 3, 2010, the Company entered into an employment agreement with Dr. Randall Barton to serve as Chief Scientific Officer.  The employment agreement provided for a term of four years with a base salary of $150,000.  In addition, the Company issued 1,786 shares of common stock upon entering into the agreement, and will issue an additional 1,786 shares of common stock on each anniversary date of the agreement. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

On May 30, 2013, the Company entered into an employment agreement with Meeta Vyas, wife of our President and Chairman of the Board, to serve as its Chief Financial Officer.  The employment agreement provided for a term of three years with a base salary of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

License Agreements

The Company is dependent upon its license agreements with TheraCour (See Notes 1 and 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. On November 1, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of Net Sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

On June 8, 2020, the Company executed a Memorandum of Understanding (“MOU”) with TheraCour that provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected. The Company is in the process of appointing a third party consulting firm for independent evaluation of this market space. Dr. Anil Diwan is recused from these discussions due to a conflict of interest. The terms of the COVID License Agreement, shall, except as otherwise specified in the MOU, be generally consistent with the VZV License Agreement dated November 1, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

Note 15 - Subsequent Events

On July 8, 2020, subsequent to the date of the reporting period, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of common stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.53 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.