Form 10-Q
period 2020-09-30
NANOVIRICIDES, INC.
filed 2020-11-16
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

Commission File Number: 001-36081

NANOVIRICIDES, INC.

(Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

1 Controls Drive

Shelton, Connecticut 06484

(Address of principal executive offices and zip code)

(203) 937-6137

(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒    No  ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2020, there were approximately 10,665,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,791,822	$13,708,594
Prepaid expenses	232,806	277,063
Total current assets	22,024,628	13,985,657

PROPERTY AND EQUIPMENT
Property and equipment	14,135,800	14,100,815
Accumulated depreciation	(4,731,546)	(4,556,384)
Property and equipment, net	9,404,254	9,544,431

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(102,633)	(100,566)
Trademark and patents, net	356,321	358,388

OTHER ASSETS
Deferred financing costs	53,214	12,190
Security deposits	3,515	3,515
Service agreements	6,248	10,158
Other assets	62,977	25,863
Total assets	$31,848,180	$23,914,339

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Mortgage note payable – related party	$1,091,812	$1,081,987
Accounts payable	258,167	380,727
Accounts payable – related party	437,818	561,580
Loan payable	15,809	62,843
Accrued expenses	62,295	69,240
Total current liabilities	1,865,901	2,156,377

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 368,989 and 368,602 shares issued and outstanding, at September 30, 2020 and June 30, 2020, respectively	369	369
Common stock, $0.001 par value; 150,000,000 shares authorized, 10,665,931 and 9,083,414 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	10,666	9,083
Additional paid-in capital	137,845,601	127,311,634
Accumulated deficit	(107,874,357)	(105,563,124)

Total stockholders' equity	29,982,279	21,757,962

Total liabilities and stockholders' equity	$31,848,180	$23,914,339

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2020	2019
OPERATING EXPENSES
Research and development	$1,573,071	$1,482,405
General and administrative	697,312	505,472

Total operating expenses	2,270,383	1,987,877

LOSS FROM OPERATIONS	(2,270,383)	(1,987,877)

OTHER INCOME (EXPENSE):
Interest income	3,059	5,217
Interest expense	(43,909)	-
Change in fair value of derivative liability	-	421,527

Other (expense) income	(40,850)	426,744

LOSS BEFORE INCOME TAX PROVISION	(2,311,233)	(1,561,133)

INCOME TAX PROVISION	-	-

NET LOSS	$(2,311,233)	$(1,561,133)

Net loss per common share- basic and diluted	$(0.22)	$(0.41)

Weighted average common shares outstanding- basic and diluted	10,487,601	3,845,016

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the three months ended September 30, 2020

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

Series A preferred stock issued for employee stock compensation	387	-	-	-	53,098	-	53,098

Common stock issued for consulting and legal services rendered	-	-	5,135	5	26,995	-	27,000

Net proceeds from issuance of common stock in connection with equity financing	-	-	1,575,342	1,576	10,440,640	-	10,442,216

Warrants issued to Scientific Advisory Board	-	-	-	-	1,986	-	1,986

Common shares issued for Directors fees	-	-	2,040	2	11,248	-	11,250

Net loss	-	-	-	-	-	(2,311,233)	(2,311,233)

Balance, September 30, 2020	368,989	$369	10,665,931	$10,666	$137,845,601	$(107,874,357)	$29,982,279

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

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,311,233)	$(1,561,133)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	53,098	51,398
Common shares issued as compensation and for services	38,250	38,250
Warrants granted to Scientific Advisory Board	1,986	908
Amortization of loan origination fees	9,825	-
Depreciation	175,162	172,811
Amortization	2,067	2,068
Change in fair value of derivative liabilities	-	(421,527)
Changes in operating assets and liabilities:
Prepaid expenses	44,257	49,419
Other assets	3,910	3,910
Accounts payable	(122,560)	346,864
Accounts payable – related party	(123,762)	(109,366)
Accrued expenses	(6,945)	(7,612)

NET CASH USED IN OPERATING ACTIVITIES	(2,235,945)	(1,434,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,985)	(4,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	10,442,216	-
Deferred financing costs	(41,024)	(242,105)
Payment of loan payable	(47,034)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	10,354,158	(242,105)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,083,228	(1,680,254)
Cash and cash equivalents at beginning of period	13,708,594	2,555,207
Cash and cash equivalents at end of period	$21,791,822	$874,953
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$589	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2020 AND 2019

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

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The first license agreement we executed with TheraCour on September 1, 2005 (“Exclusive License Agreement”), gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. In addition, on November 1, 2019, the Company entered into a world-wide, exclusive, sub-licensable, license (“VZV License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. The Company has requested TheraCour for a license in the field of coronaviruses. A Memorandum of Understanding (“MOU”) towards licensing this field has been agreed to and  executed on June 8, 2020. The MOU provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected. The Company is in the process of appointing a third party consulting firm for independent evaluation of this market space. The terms of the COVID License Agreement, shall, except as otherwise specified in the MOU, be generally consistent with the VZV License Agreement dated November 1, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

Note 2 – Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at September 30, 2020 of approximately $107.9 million and a net loss of approximately $2.3 million and net cash used in operating activities of approximately $2.2 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2020, the Company had available cash and cash equivalents of approximately $21.8 million.

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

On July 8, 2020 the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of common stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares at the public offering price of $7.30 per share. No warrants were issued in this offering. The net proceeds to the Company from the offering was approximately $10.4 million after deducting underwriting discounts and commissions and other estimated offering expenses.

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.

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

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through November 2021. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our Company’s audited financial statements and related notes included in our Company’s Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on October 13, 2020.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed on October 13, 2020.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019
Options	5,000	5,000
Warrants	21,933	398,728
Total potentially outstanding dilutive common shares	26,933	403,728

The Company has 368,989 shares of Series A preferred stock outstanding as of September  30, 2020. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2020, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,291,462, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

	For the three months ended
Property and Equipment	September 30, 2020	September 30, 2019
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$2,560	$-

	As of
	September 30, 2020	June 30, 2020
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement  with TheraCour. In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company agreed to enter into an agreement with TheraCour for a waiver of two months worth of prepaid balance in advance of anticipated invoicing, due under prior agreements until the filing of an IND and the application of the then current advance as a credit against current open invoices. Additionally, TheraCour agreed to defer $25,000 per month of development fees, beginning with July 2018 through December 31, 2019. Accounts payable due TheraCour at September 30, 2020 was $928,818 which was offset by a two month advance (see above) of $491,000.

	$437,818	$561,580

	For the three months ended
	September 30, 2020	September 30, 2019
Research and Development Costs Paid to Related Party

Development fees and other costs charged by and paid to TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2020 and June 30, 2020.	$648,324	$576,207

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note bears interest at the rate of 12% per annum and is secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was recorded as a debt discount and is to be amortized over the one-year term of the loan using effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. Amortization expense on the loan origination fee for the three months ended September 30, 2020 was $9,825. As of September 30, 2020, the Company has drawn down $1.1 million of this loan and may, at its option, draw down the remainder of the loan. Interest is payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. The balance at September 30, 2020 of the prepaid interest escrowed by the lender is $29,040 and is included in prepaid expenses. For the three months ended September 30, 2020, the Company incurred interest expense of $33,733, which reduced the interest escrow balance included in prepaid expenses. On April 30, 2020, the Company and Dr. Diwan mutually agreed to extend the maturity date of the note at the Company’s option, to May 15, 2021, with the rest of the terms remaining the same.

At September 30, 2020, mortgage note payable – related party consisted of:

Mortgage note payable	$1,100,000
Less: unamortized loan origination fee	(8,188)
Net mortgage note payable	$1,091,812

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2020	June 30, 2020
GMP Facility	$8,020,471	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,791,941	5,756,956

Total Property and Equipment	14,135,800	14,100,815

Less Accumulated Depreciation	(4,731,546)	(4,556,384)
Property and Equipment, Net	$9,404,254	$9,544,431

Depreciation expense for the three months ended September 30, 2020 and 2019 was $175,162 and $172,811, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2020	June 30, 2020

Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(102,633)	(100,566)
Trademarks and Patents, Net	$356,321	$358,388

Amortization expense amounted to $2,067 and $2,068 for the three months ended September 30, 2020 and 2019, respectively.

Note 7 -  Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2020	June 30, 2020
Severance payment	$12,000	$21,000
Accrued payroll	25,195	38,240
State taxes	25,100	-
Consultant	-	10,000
Accrued Expenses	$62,295	$69,240

Note 8 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect. The original loan balance, as of January 1, 2020, was $155,173 payable at the rate of $15,874 per month through October 2020 including interest at an annual interest rate of 5%. At September 30, 2020, the loan balance was $15,809. For the three months ended September 30, 2020, the Company incurred interest expense of $589.

Note 9 - Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 shares of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $45,654 and $47,260 for the three months ended September 30, 2020 and 2019, respectively. The balance of $136,960 will be recognized as the remaining 8,750 shares vest and service is rendered for the year ended June 30, 2021.

On July 8, 2020 the Company entered into an Underwriting Agreement with Kingswood. Pursuant to the terms and conditions of the Underwriting Agreement, the Company agreed to issue and sell 1,369,863 shares of our common stock, par value $0.001 per share (the “Underwritten Shares”), at a price to the public of $7.30 per share. Pursuant to the Underwriting Agreement, the Company also granted the underwriter an option to purchase up to an additional 205,479 shares of common stock (together with the Underwritten Shares, the “Shares”) within 45 days after the date of the Underwriting Agreement to cover over-allotments, if any. The shares were issued pursuant to a prospectus supplement dated July 8, 2020 which was filed with the Securities and Exchange Commission on July 9, 2020 in connection with a takedown from the Company’s shelf registration statement on Form S-3, as amended (File No. 333-237370), which became effective on April 2, 2020 and the base prospectus dated April 2, 2020 contained in that registration statement. The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of common stock and a fully exercised Underwriters’ overallotment of 205,479 additional shares at the public offering price of $7.30 per share. The net proceeds to the Company from the offering was approximately $10.4 million after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the Offering at July 10 2020 as follows:

Gross proceeds	$11,499,997
Less: offering costs and expenses	(1,057,781)
Net proceeds from issuance of common stock	$10,442,216

For the three months ended September 30, 2020, the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation and recorded an expense of $7,444.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2020	129	3,155
8/31/2020	129	2,391
9/30/2020	129	1,898
	387	$7,444

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The common stock price for the three months ended September 30, 2020 was in the range $3.61 to $9.97.

In August 2020, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.86 per share expiring in August 2024.  The fair value of the warrants was $1,986 and was recorded as consulting expense for the three months ended September 30, 2020.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	91.4%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.235%

For the three months ended September 30, 2020, the Company’s Board of Directors authorized the issuance of 5,135 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 for the three months ended September 30, 2020, which was the fair value on the dates of issuance.

For the three months ended September 30, 2020, the Company’s Board of Directors authorized the issuance of 2,040 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $11,250 for the three months ended September 30, 2020, which was the fair value on the date of issuance.

Note 10- Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2020	22,218	$30.82	2.28	$4,533

Granted	572	6.86	-	-

Expired	857	40.80	-	-
Outstanding and exercisable at September 30, 2020	21,933	$29.80	2.16	$-

Of the above warrants, 2,000 expire in fiscal year ending June 30, 2021; 2,287 expire in fiscal year ending June 30, 2022, 14,787 expire in fiscal year ending June 30, 2023, 2,287 warrants expire in the fiscal year ending June 30, 2024 and 572 warrants expire in the fiscal year ending June 30, 2025.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2020	5,000	$10.00	1.16	$-

Granted	-	-	-	-

Outstanding and exercisable at September 30, 2020	5,000	10.00	.92	-

The options expire on August 31, 2021.

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

License Agreements

The Company is dependent upon its license agreements with TheraCour (See Notes 1 and 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. On June 8, 2020, the Company executed a Memorandum of Understanding (“MOU”) with TheraCour that provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected. The Company is in the process of appointing a third party consulting firm for independent evaluation of this market space. Dr. Anil Diwan is recused from these discussions due to a conflict of interest. The terms of the COVID License Agreement, shall, except as otherwise specified in the MOU, be generally consistent with the VZV License Agreement dated November 1, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

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

Since our founding in 2005, we have developed drug candidates against a number of different viruses including influenza viruses, HIV, herpes viruses (HSV-1, HSV-2, and VZV), and dengue viruses among others. Many of these candidates have been successfully tested in cell culture and animal studies. Subsequently, we have advanced our first drug candidate towards human clinical trials, for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV).

Our clinical drug candidate for shingles, namely NV-HHV-101, a skin cream for the treatment of shingles rash, has completed IND-enabling pre-clinical studies and we are in the process of writing the IND application for this drug. As we have focused our efforts on the coronavirus program due to the difficulties of conducting human clinical trials for shingles during the pandemic we plan on re-engaging this program and filing an IND once the adverse effects of the coronavirus pandemic on designing and conducting Shingles clinical trials is minimized.

We began development of a nanoviricide drug to treat SARS-CoV-2, the virus that causes COVID-19 spectrum of diseases and which became a historic worldwide pandemic, around January 2020, when the news of cases in China broke out. Since then, we have been working diligently on designing, testing, and advancing drug candidates against SARS-CoV-2 (see below).

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. The Company intends to produce its drugs for clinical trials in this facility. The Company has the capability to produce sufficient drugs for about 1,000-5,000 patients in a single batch of production, depending upon the drug and the dosage. This production capacity is anticipated to be sufficient for first-in-human use in the current SARS-CoV-2 pandemic for our anti-coronavirus drug in development, as well as for the anticipated clinical trials of NV-HHV-101 skin cream for the treatment of shingles. (see below).

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc. (“TheraCour”) that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. TheraCour is a privately owned company, controlled by Dr. Anil Diwan, PhD, principal developer of the polymeric-micelle based nanomedicines technologies. TheraCour licenses its intellectual property from AllExcel, Inc., (“Allexcel”) a company that is owned and controlled by Dr. Anil Diwan. The Company has a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of a number of human viral diseases including HSV-1, HSV-2, and VZV. The Company signed a Memorandum of Understanding (“MoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour in June 2020. The MoU specifically provides a limited, exclusive license to all research and development in the Field for further research and development purposes towards human clinical trials.

The Nanoviricide Platform Technology in Brief

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

The Company’s technology relies on copying the human cell-surface receptor to which the virus binds, and further designing and making small chemicals that are called “ligands” that will bind to the virus in the same fashion as the cognate receptor. We use molecular modeling techniques for these tasks. These ligands are then chemically attached to a nanomicelle, to create a nanoviricide.

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented there, but it would also get entrapped because the nanomicelle polymer would turn around and fuse with the virus lipid envelope, harnessing a well known biophysical phenomenon called “lipid-lipid mixing”. In a sense, a nanoviricide drug acts against viruses like a “venus-fly-trap” flower does against insects. Unlike antibodies that tag the virus and require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only bind to the virus but also complete the task of rendering the virus particle ineffective.

Recent Developments

We began development of a nanoviricide drug to treat SARS-CoV-2, the virus that causes COVID-19 spectrum of diseases, and has become a historic worldwide pandemic, around January 2020, when the news of cases in China broke out. Since then, we have been working diligently on designing, testing, and advancing drug candidates against SARS-CoV-2.

On September 15, 2020, we reported in a press release that we have nominated a clinical candidate for COVID-19, with additional back-up candidates that we continue to work on advancing further. We have previously reported that our developmental drug candidates have shown effectiveness against multiple coronaviruses in cell culture studies, and have shown strong effectiveness in animal studies against a human coronavirus that uses the same human receptor (ACE2) as SARS-CoV-2, namely h-CoV-NL63. There are reports that common colds coronavirus infection has led to protection from SARS-CoV-2 infection. This protection is most likely associated with infection by hCoV-NL63, because this is the only common cold virus that uses the same human receptor as SARS-CoV-2. Thus we believe our results are significant as they have demonstrated a broad-spectrum anti-coronavirus effectiveness, and, additionally, strong effectiveness in animal model that indicates that our drug candidates should be effective against SARS-CoV-2. Studies involving SARS-CoV-2 require BSL3/BSL4 facilities. Performing studies in BSL3/4 facilities is inherently slow, and requires dependence on high containment laboratory schedules and access. We, therefore, developed animal models and cell culture studies that can be conducted in BSL2 facilities. This enabled our rapid drug development.

The broad-spectrum anti-coronavirus activity of our drug candidates is important because it provides scientific rationale that as a virus mutates, it would not escape the drug. In addition, the drugs we develop should work against seasonal or commonly circulating coronaviruses as well as potentially pandemic and pandemic coronaviruses. Antibodies in contrast tend to be highly specific and are known to fail when the virus mutates. Vaccines are also known to fail when a virus mutates.

On November 11, 2020, subsequent to the end of the reporting period, we announced that we have engaged Calvert Labs to perform core safety pharmacology studies that are generally required for filing an Investigational New Drug (IND) application to the US FDA prior to being able to begin human clinical studies. These safety pharmacology studies are in progress as of this writing. We are currently performing “core safety pharmacology” studies that require approximately 4-6 weeks to complete. These studies have been initiated as of this writing. We are planning to obtain an expedited report as soon as feasible and file an IND with that. We are in the process of designing clinical trials and arranging sites for initial clinical trials. Also, we have initiated production of a large batch under cGMP-compliant conditions for human clinical trials. NanoViricides is one of a few biopharma companies with its own cGMP-manufacturing facility. This has made rapid translation from synthesis for non-clinical studies to large scale clinical batch production in a very short timeframe.

Thus, our anti-coronavirus drug program is moving rapidly towards an IND filing to enable human clinical trials.

On July 10, 2020, we closed an underwritten public offering (the “Offering”) with gross proceeds of $11.5 million before deducting underwriting discounts and other estimated offering expenses. The Offering included 1,369,863 shares and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares of the Company’s common stock at the public offering price of $7.30 per share. No warrants were issued in this Offering.

With this offering, as of September 30, 2020, we had approximately $21.8 million in cash and cash equivalents, and $9.4 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $1.87 million, which includes a short term mortgage loan on the facility of approximately $1.1 million to Dr. Anil Diwan. We intend to pay off this mortgage in December 2020, although the parties have agreed that it could be extended to May 2021.

We used approximately $2.24 million in cash for operating activities this quarter. Thus, the available cash is more than sufficient for more than two years of operations at the current rate of expenditures. As our COVID-19 and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand for initial human clinical trials for at least one of our drug candidates at this time.

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

NanoViricides’ Drug Programs in Brief

We intend to take one of our broad-spectrum anti-coronavirus drug candidate into human clinical trials as soon as feasible. We intend to seek collaborations to develop the COVID-19 drug further towards emergency use approval and full approval by US FDA as well as international regulatory authorities.

Thereafter, we intend to focus on NV-HHV-101, and develop this drug through initial human clinical trials. We anticipate that, as the NV-HHV-101 drug (skin cream) for Shingles indication goes into human clinical testing, we would develop clinical candidates for topical treatment of HSV-1 “cold sores” and HSV-2 “genital ulcers”. Additional indications for these drug candidates or their derivatives as needed for different routes of administration and other considerations are expected to expand our drug pipeline in the near future. As these programs mature, the Company intends to re-engage its FluCide™ and HIVCide™ programs.

The market size for HerpeCide programs is in several tens of billions of dollars because neither cures nor very effective treatments are available. Approved treatments have limited effectiveness, demonstrating a significant unmet medical need. The market size for Influenza drugs is estimated to be in tens of billions of dollars.

Based on data in a Jain PharmaBiotech report prepared for the Company in March 2014, we believe the overall market size for the anti-viral market was $40 billion in 2018 and may be $65.5 billion in 2023, excluding the market size for COVID-19 pandemic responsive drugs and vaccines.

Thus, the Company’s technology has substantial capabilities and applications, and the potential to attack as-yet-unsolved problems caused by viral infection, and thus lead to a great health benefit to individuals and societies. We are seeking to add to our pipeline of drug candidates through our internal discovery pre-clinical development programs and through an in-licensing strategy. The Company has a bright future with an expanding pipeline as it furthers the research programs driving towards cures beyond our current objectives of effective treatments.

The Novel Coronavirus Disease (“COVID-19”) Pandemic, caused by the new SARS-CoV-2 virus

On January 30, 2020, the Company confirmed in a press release that it had already undertaken an effort to develop a treatment for the novel SARS-CoV-2, a/k/a 2019-nCoV, coronavirus outbreak that appears to have started around November-December 2019 in Wuhan, China. The new SARS-CoV-2 virus is known to be closely related to the SARS-CoV of 2002-2003 epidemic. In fact it has been shown to use the same cell surface receptor as SARS-CoV, namely ACE2. The Company determined, based on molecular modeling screening that it had in its chemicals library ligands that could bind to SARS-CoV S1 spike protein at the same position where the S1 binds to the human receptor ACE2. It is a reasonable expectation that these relatively broad-spectrum ligands would also be able to bind the S1 spike protein of the SARS-CoV-2 coronavirus in the same fashion. Since then, the Company has generated several nanoviricides based on these ligands and has tested them in its own BSL2 virology lab facility against known available human pathogen coronaviruses, including those that use ACE2 as the cellular receptor, with success.

The Company is developing a therapy or drug to combat the SARS-CoV-2 virus itself, for the treatment of infected patients, and not a drug that is designed for reducing clinical symptoms. The drug we are developing is not a vaccine, and does not have to be given to everyone, but will need to be given only to patients, if we can develop it successfully. Currently, two antiviral drugs are in clinical studies or have been approved in emergency protocols for the treatment of COVID-19 patients. Remdesivir has been approved for use in COVID-19 in the US, and favipravir was approved in the USSR for COVID-19 treatment. Both of these drugs affect replication of the virus inside cells, and both have shown limited clinical effectiveness.

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

The Company has expertise in developing broad-spectrum antivirals based on mimicking human cellular receptors. For example, NV-HHV-101, the Company’s lead drug candidate, which was developed using virus-binding ligands mimicking the binding of HVEM with HSV viral glycoprotein has been shown to be effective against not only HSV-1 and HSV-2, but also was found to be highly effective against VZV, which is a distantly related non-simplex herpesvirus. The Company’s business model is based on licensing technology from TheraCour which is licensed intellectual property from Allexcel for specific application verticals of specific viruses, as established at its foundation in 2005.

Several coronaviruses have become endemic human pathogens, such as hCoV- 229E, NL63, OC43, and HKU1. These continually circulate in the human population and cause respiratory infections in adults and children world-wide. In contrast, SARS-CoV has caused only one well-known epidemic, with a mortality rate of about 9%, and MERS-CoV has caused repeated outbreaks, with mortality rates approaching 35%, but with a limited number of cases. A broad-spectrum anti-coronavirus drug, such as a broad-spectrum nanoviricide that the Company is currently developing, could be potentially useful for treating most if not all of the different coronavirus infections that occur every year, and not just for coronavirus epidemics.

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

The Company has developed an animal model for coronavirus infection using hCoV-NL63 as a surrogate for SARS-CoV-2, the virus that causes COVID-19 disease. HCoV-NL63 is a circulating human coronavirus that causes a disease that is similar to SARS-CoV-2, but much milder. Both viruses utilize the same cell receptor, namely ACE2, to gain entry into the cell. Because it causes a mild disease, hCoV-NL63 can be used in BSL2 environments, and the Company believes it is a useful surrogate for development of therapeutics against SARS-CoV-2 infection.

On May 19, 2020, the Company announced that strong effectiveness against infection by an ACE2-utilizing coronavirus in an animal model has been observed for the drug candidates it is developing against SARS-CoV-2 to treat COVID-19 spectrum of diseases.

In this lethal direct-lung-infection model, animals in all groups developed lung disease that later led to multi-organ failures, a clinical pathology resembling that of the SARS-CoV-2. In these earlier studies for screening initial drug candidates, reduction in loss of body weight at day 7 was used as the primary indicator of drug effectiveness. Rats were infected directly into lungs with lethal amounts of hCoV-NL63 virus particles and then different groups were treated separately with five different nanoviricides drug candidates, remdesivir as a positive control, and the vehicle as a negative control. The treatment was intravenous by tail-vein injection once daily for five days, except it was twice daily in the case of remdesivir.

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

Thus this study corroborated the cell-culture effectiveness reported by the Company and provided confidence to the Company that these nanoviricides drug candidates may be expected to result in a clinical candidate to be pursued in human clinical trials.

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

The Company believes that these nanoviricides drug candidates are potentially superior to favipravir, based on cell culture studies and may be superior to remdesivir based on the results of the animal study, however, a definite conclusion to that effect cannot be drawn. Oral favipravir and infusion of remdesivir are two anti-viral drugs in clinical trials for the treatment of COVID-19. On October 22, 2020, US FDA approved Veklury (remdesivir), the first drug approved to treat COVID-19, for use in adults and pediatric patients 12 years of age and older and weighing at least 40 kg (about 88 pounds) requiring hospitalization.

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

Developing a Potential Cure for Coronaviruses Including SARS-CoV-2

Nanoviricide platform technology is capable of simultaneously (a) attacking extracellular virus and thus blocking the reinfection cycle, and (b) encapsulating an active pharmaceutical ingredient (API) that can block the intracellular virus replication cycle. If both of these cycles can be blocked effectively and simultaneously, it is likely that the resulting drug would be a cure for the SARS-CoV-2 infection. Such a drug would control the viral load in the patient and this would very likely enable the patient’s immune system to not go into overdrive, and thus allow the patient to recover.

We are therefore currently advancing an anti-coronavirus drug candidate that encapsulates remdesivir. Although remdesivir is highly effective in blocking intracellular virus replication cycle in cell culture studies, its clinical effect is limited by its rapid metabolism in the bloodstream. There is scientific rationale from numerous nanomedicines developments that encapsulation of a drug can limit such metabolism. If our nanoviricide can successfully limit the metabolism of remdesivir, then the remdesivir effectiveness could be increased. In addition, the effect of the nanoviricide itself in blocking infection of new cells by the virus particles would lead to further therapeutic effect. We believe that these effects, taken together, could create a cure against SARS-CoV-2 as well as other coronaviruses.

We are currently performing these developments on our own. We do not have a collaboration with Gilead Sciences, Inc., the sponsor of remdesivir (trade name Veklury). We are minimizing our drug development risk by additionally developing and encapsulating other nucleoside-like inhibitors of intracellular virus replication.

We believe that we have been able to accelerate the anti-coronavirus drug development program, and have realized significant time- and cost-savings by scaling up and manufacturing our anti-coronavirus drug candidates in our own cGMP-capable facilities.

The Company believes that, based on feedback from industry research analysts, the major milestone of the IND filing of its first drug, which we believe will happen in the very near future, is expected to serve as a major value inflection point, as has generally been seen in the biopharma sector.

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

Manufacturing nanomedicines, especially under cGMP conditions, has been identified as a strong risk, and has led to failure of several nanomedicines programs. NanoViricides co-founder Dr. Anil Diwan and his team have employed considerations for cGMP manufacture of our nanomedicines right from the design, development and optimization of the drug candidates, the polymers and ligands that go into them, as well as the processes employed right from the small research scale to the initial process verification batches. The rapid success of translating the research scale production of several grams drug substance in early CY-2018 to kg-scale cGMP manufacture in early CY-2019 was a result of the tremendous subject matter expertise of the team. External contract manufacturing organizations would likely have required at least three years to scale up these complex products, based on certain discussions we have had.

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

The anti-VZV drug development program moved rapidly towards clinical candidate declaration stage because of several factors, namely (a) that it was simply the existing HSV-1 drug program in which the existing candidates were re-tested for effectiveness against VZV, (b) that we have had a highly successful collaboration with Dr. Moffat Lab at SUNY Syracuse with rapid turnaround times, and (c) the drug candidates were found to be highly effective against VZV in these studies.

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

While the Company has been focused on cGMP production, scale-up, and establishment of required characterization and analytical tools, we have brought down our cash expenditure rate significantly by reducing our workforce and by stopping work on all other programs except the HerpeCide program and the Covid–19 program.

Our HerpeCide™ Product Pipeline

We have focused our efforts exclusively on the anti-Coronavirus drug program at present. Until January 2020, we had focused our efforts almost exclusively on the HerpeCide™ program.

We currently have at least 10 different drug development programs, attesting to the strength of our platform technology. We are currently working on the Coronavirus program at the highest priority of an emergency program. In addition, we have been working on 3 of the HerpeCide program indications (namely VZV Shingles, HSV-1 Cold Sores, and HSV-2 genital Ulcers) in parallel, as explained below (priority level 1). The Herpes Keratitis program and v-ARN program (see below) are at a lower priority level. In addition, we continue to work on the FluCide™ program at the lower priority 3. HIVCide™ program is at priority level 4. We will continue to seek funding for further development in the remaining programs, namely Dengue and Ebola/Marburg antivirals.

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

We believe that this is a remarkable and possibly unmatched achievement in the field of nanomedicines. We have scaled up the production of the polymer backbone “nanomicelle” to multiple-kilogram scales, and do not anticipate any manufacturing constraints at present. We have also achieved kilogram-scale manufacture of the ligand in NV-HHV-101, and have further scaled up production of the nanoviricide NV-HHV-101, which is chemical conjugate of the ligand to the nanoviricide, in a well defined manner to kilogram scale. Additionally we have scaled up formulation of the resulting drug substance into the skin cream to multi-kilogram scales. The production of the drug substance and the drug product is achieved in a cGMP compatible fashion at our own facility.

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

Herpes keratitis incidence rates in the USA alone are reported to be in the range of 65,000 to 150,000 patients per year. Of these, approximately 10,000 per year may be estimated as requiring corneal transplants. The estimates of incidence rates vary widely based on source, and are also assumed to be underreported. A corneal transplant costs approximately $15,000 to $25,000 for the surgery, with additional costs for follow on drugs and treatments.

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

We are currently focused on the development of an anti-coronavirus drug with urgency. We are also performing topical drug development against several indications related to infections by herpes family viruses.

Management Discussion - Current Drug Development Strategy

During the reported quarter, we have engaged in development of a drug against SARS-CoV-2, that causes the COVID-19 spectrum of diseases. We have prioritized our resources with the goal of filing our first IND in the shortest possible timeframe.

The Company believes that its anti-coronavirus drug program could result in a cure for SARS-CoV-2, based on attacking both viral replication and the viral reinfection cycles. We are developing a next generation nanoviricide in this program that is capable of attacking the virus particle and also is designed to encapsulate and deliver another drug to block the intracellular virus replication.

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

The Company believes that it will be able to expand its anti-herpes portfolio in the future to include many other herpes viruses such as cytomegalovirus (CMV), HHV-6A, HHV-6B, KSHV, and Epstein-Barr virus (EBV, cause of mononucleosis). This would lead to a very large number of therapeutic indications beyond the four or five indications we are currently targeting.

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

Due to our limited resources, we have now assigned lower development priorities to our other drug candidates in our pipeline such as DengueCide™ (a broad spectrum nanoviricide designed to attack all types of dengue viruses and expected to be effective in the Severe Dengue Disease syndromes including Dengue Hemorrhagic Fever (DHS) and Dengue Shock Syndrome (DSS)) and HIVCide™ (a potential “Functional Cure” for HIV/AIDS).

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

Our Campus in Shelton, CT

Our campus at Shelton, CT, is fully operative. With our R&D discovery labs, Analytical Labs, the Bio labs for virology R&D, the Process Scale-Up production facility, and the cGMP-capable manufacturing facility established at our Shelton campus, we are in a strong position than ever to move our drug development programs into the clinic rapidly. Staff is being trained to achieve full cGMP compliance to support clinical trial manufacture.

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

We have established several different types of assays for screening of candidates against Coronaviruses as well as VZV, HSV-1 and HSV-2 in our lab. This capability has been instrumental in our rapid development of potential drug candidates for further investigation towards human clinical trials. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. This has significantly improved our ability of finding highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

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

Collaborations, Agreements and Contracts

Our strategy is to minimize capital expenditures.  We therefore rely on third party collaborations for the testing of our drug candidates. We continue to engage with our previous collaborators. We also seek to engage with additional collaborators, as necessitated for the progress of our programs.

We have engaged Calvert Labs for core safety/pharmacology studies of our anti-coronavirus drug candidates.

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

Patents, Trademarks, Proprietary Rights: Intellectual Property

The nanomedicine technologies licensed from TheraCour, which licenses its intellectual property from AllExcel, serve as the foundation for our intellectual property. NanoViricides holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company has entered into an Additional License Agreement with TheraCour granting NanoViricides the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

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

In June 2020, the Company signed a Memorandum of Understanding with TheraCour for the field of human coronavirus treatments. The Company has obtained a limited license for the development of nanoviricides drug candidates against coronaviruses while a final license agreement for this field is in progress. The Company has initiated an independent review of the field in order to form terms of the final license agreement, which are expected to be similar to those for the VZV license agreement.

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

The patents are issued to the inventors Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of whom are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the groundbreaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour.

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

The Company believes that the drugs by themselves, Coronavirus antiviral treatment, Shingles antiviral topical treatment, HerpeCide for Cold Sores, HerpeCide for genital ulcers, antiviral nanoviricide eye drops, Injectable FluCide, Oral FluCide, DengueCide, HIVCide, RabiCide, and others, would be eligible for patent protection. The Company plans on filing patent applications for protecting these drugs when we have definitive results from in-vitro or in-vivo studies that enable further drug development and IND application filing.

The issued patents have nominal expiry dates in 2026 to 2029. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

The estimated expiry date for HerpeCide patents, if and when issued, would be no earlier than 2040. No patent applications have been filed for the actual drug candidates that we intend to develop as drugs as of now. We intend to file the patent application for FluCide and HerpeCide compounds on or about when the drug candidates are entering human clinical trials, depending upon prevailing considerations regarding the confidentiality of the information.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2020, we had cash and cash equivalents of $21,791,822, prepaid expenses of $232,806 and net property and equipment of $9,404,254. Accounts payable, loan payable, and accrued expenses were $774,089, inclusive of account payables of $437,818 to a related party. At September 30, 2020 we reported a loan payable to a related party of $1,091,812 payable to Dr. Anil Diwan. Stockholders equity was $29,982,279 at September 30, 2020.

In comparison, as of June 30, 2020, we had cash and cash equivalents of $13,708,594, prepaid expenses of $277,063 and net property and equipment of $9,544,431. Accounts payable, loans payable and accrued expenses were $1,074,390, inclusive of account payables of $561,580 to a related party. Stockholders’ equity was 21,757,962 at June 30, 2020.

During the three months ended September 30, 2020, we used approximately $2,236,000 in cash toward operating activities. During the three month period ended September 30, 2019, we used approximately $1,434,000 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the July 10, 2020 underwritten offering the Company has sufficient funds in hand for initial human clinical trials of its first drug candidate for the treatment of SARS-CoV-2 infection. Management believes we will have to raise additional capital to fund and perform additional projected work, including further required clinical trials of the first drug candidate towards approval, as well as engaging in further IND-enabling development and subsequent anticipated IND filings of human clinical trials of additional HerpeCide program drug candidates.

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

We believe that we have developed or have planned to develop sufficient data on our first drug candidate, for the treatment of SARS-CoV-2 infection, to support an IND filing, towards the goal of obtaining FDA approval for testing the drug in human patients.

We believe that we have developed sufficient data on our Shingles drug candidate, NV-HHV-101, to support an IND filing, and are now preparing the IND application, towards the goal of obtaining FDA approval for testing the drugs in human patients.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three month period ended September 30, 2020.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2020 increased $90,666 to $1,573,071 from $1,482,405 for the three months ended September 30, 2019. The increase in the cost of research and development expenses for the three months ended September 30, 2020 is due to increases in laboratory supplies and materials and laboratory repairs and maintenance.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2020 increased $191,840 to $697,312 from $505,472 for the three months ended September 30, 2019. The increase in expenses during the three month period ended September 30, 2020 compared to the prior period resulted primarily from increases in professional fees and in operating expenses in general.

Interest Income – Interest income for the three months ended September 30, 2020 decreased $2,158 to $3,059 from $5,217 for the three months ended September 30, 2019. The decrease for the three month period ended September 30, 2020 is due to a decrease in interest rates.

Interest Expense – Interest expense increased $43,909 to $43,909 for the three months ended September 30, 2020 from $-0- for the three months ended September 30, 2019. The increase is a result of the interest paid on an Open End Mortgage Note, amortization of the mortgage loan origination fee, and interest paid on a short term loan payable.

Change in fair value of derivative – Change in fair value of derivative for the three months ended September 30, 2020 decreased $421,527 to $-0- from $421,527 for the three months ended September 30, 2019. The decrease resulted from the elimination of derivative liabilities with the exercise of the Company’s outstanding warrants in January 2020.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended September 30, 2020, the Company had a net loss of $(2,311,233) or $ (.22) per share compared to a net loss of $(1,561,133) or ($0.41) per share for the three months ended September 30, 2019. The increase in the net loss for the three month period ended September 30, 2020 is attributable mainly to a decrease in the income from change in fair value of derivative liabilities of $421,527 and an increase in general and administrative expenses and research and development expenses.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $21,791,822, and prepaid expenses of $232,806 as of September 30, 2020 and accounts payable, loan payable, and accrued expenses were $774,089, inclusive of account payables of $437,818 to a related party. On December 16, 2019, the Company entered into an Open End Mortgage Note with Dr. Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. As of September 30, 2020, the Company had drawn down $1.1 million on this note. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $107,874,357 at September 30, 2020. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. The Company is able to draw down $0.9 million from its current debt facility and as a result of the underwritten offering consummated on July 10, 2020, the Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended September 30, 2020.

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

As of September 30, 2020, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2020. This material weakness remains unremediated as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three months ended September 30, 2020, the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation and recorded an expense of $7,444.

In August 2020, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.86 per share expiring in August 2024.

For the three months ended September 30, 2020, the Company’s Board of Directors authorized the issuance of 5,135 fully vested shares of its common stock with a restrictive legend for consulting services.

For the three months ended September 30, 2020, the Company’s Board of Directors authorized the issuance of 2,040 fully vested shares of its common stock with a restrictive legend for Director Services.

In connection with each of the preceding unregistered sales and issuances of securities, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 16, 2020	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 16, 2020	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)

