Form 10-Q
period 2020-12-31
NANOVIRICIDES, INC.
filed 2021-02-16
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

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

As of February 15, 2021, there were approximately 10,677,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Balance Sheets at December 31, 2020 (Unaudited) and June 30, 2020		2

Statements of Operations for the Three and Six Months Ended December 31, 2020 and 2019 (Unaudited)		3

Statements of Changes in Stockholders’ Equity for the Periods from July 1, 2020 through December 31, 2020 (Unaudited) and from July 1, 2019 through December 31, 2019 (Unaudited)		4-5

Statements of Cash Flows for the Six Months Ended December 31, 2020 and 2019 (Unaudited)		6

Notes to the Financial Statements (Unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits and Reports on Form 8-K	45

Signatures		46

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,393,072	$13,708,594
Prepaid expenses	94,298	277,063
Total current assets	18,487,370	13,985,657

PROPERTY AND EQUIPMENT
Property and equipment	14,138,467	14,100,815
Accumulated depreciation	(4,900,593)	(4,556,384)
Property and equipment, net	9,237,874	9,544,431

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(104,701)	(100,566)
Trademark and patents, net	354,253	358,388

OTHER ASSETS
Deferred financing costs	-	12,190
Security deposits	3,515	3,515
Service agreements	2,338	10,158
Other assets	5,853	25,863
Total assets	$28,085,350	$23,914,339

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Mortgage note payable – related party	$-	$1,081,987
Accounts payable	185,142	380,727
Accounts payable – related party	128,904	561,580
Loan payable	-	62,843
Accrued expenses	25,262	69,240
Total current liabilities	339,308	2,156,377

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 369,376 and 368,602 shares issued and outstanding, at December 31, 2020 and June 30, 2020, respectively	369	369
Common stock, $0.001 par value; 150,000,000 shares authorized, 10,677,448 and 9,083,414 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	10,677	9,083
Additional paid-in capital	137,939,407	127,311,634
Accumulated deficit	(110,204,411)	(105,563,124)

Total stockholders' equity	27,746,042	21,757,962

Total liabilities and stockholders' equity	$28,085,350	$23,914,339

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
OPERATING EXPENSES
Research and development	$1,493,200	$1,012,085	$3,066,271	$2,494,490
General and administrative	798,722	622,347	1,496,034	1,127,819

Total operating expenses	2,291,922	1,634,432	4,562,305	3,622,309

LOSS FROM OPERATIONS	(2,291,922)	(1,634,432)	(4,562,305)	(3,622,309)

OTHER INCOME (EXPENSE)
Interest income	1,187	784	4,246	6,001
Interest expense	(37,293)	(4,131)	(81,202)	(4,131)
Loss on disposal of property and equipment	(2,026)	-	(2,026)	-
Loss on issuance of Series A preferred stock for accounts payable – related party	-	(142,669)	-	(142,669)
Change in fair value of derivative liability	-	(147,078)	-	274,449

Other (expense) income	(38,132)	(293,094)	(78,982)	133,650

LOSS BEFORE INCOME TAX PROVISION	(2,330,054)	(1,927,526)	(4,641,287)	(3,488,659)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,330,054)	$(1,927,526)	$(4,641,287)	$(3,488,659)

Net loss per common share- basic and diluted	$(0.22)	$(0.50)	$(0.44)	$(0.91)

Weighted average common shares outstanding- basic and diluted	10,666,056	3,853,858	10,576,828	3,849,437

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2020 through December 31, 2020

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	53,098	-	53,098

Common stock issued for consulting and legal services rendered	-	-	5,135	5	26,995	-	27,000

Net proceeds from issuance of common stock in connection with equity financing	-	-	1,575,342	1,576	10,440,640	-	10,442,216

Warrants issued to Scientific Advisory Board	-	-	-	-	1,986	-	1,986

Common shares issued for Directors fees	-	-	2,040	2	11,248	-	11,250

Net loss	-	-	-	-	-	(2,311,233)	(2,311,233)

Balance, September 30, 2020	368,989	$369	10,665,931	$10,666	$137,845,601	$(107,874,357)	$29,982,279

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	50,602	-	50,602

Common stock issued for consulting and legal services rendered	-	-	7,411	7	26,993	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	1,215	-	1,215

Common shares issued for Directors fees	-	-	4,106	4	14,996	-	15,000

Net loss	-	-	-	-	-	(2,330,054)	(2,330,054)

Balance, December 31, 2020	369,376	$369	10,677,448	$10,677	$137,939,407	$(110,204,411)	$27,746,042

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

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,641,287)	$(3,488,659)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	103,700	100,792
Loss on issuance of preferred shares for accounts payable- related party	-	142,669
Common shares issued as compensation and for services	80,250	76,500
Warrants granted to Scientific Advisory Board	3,201	1,441
Depreciation	348,096	345,674
Amortization of loan origination fees	18,013	1,638
Amortization	4,135	4,135
Change in fair value of derivative liabilities	-	(274,449)
Loss on disposal of property and equipment	2,026	-
Write-off of deferred financing costs	12,190	-
Changes in operating assets and liabilities:
Prepaid expenses	182,765	12,382
Other assets	7,820	7,820
Accounts payable	(195,585)	362,464
Accounts payable - related party	(432,676)	163,587
Accrued expenses	(43,978)	(16,239)

NET CASH USED IN OPERATING ACTIVITIES	(4,551,330)	(2,560,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,565)	(4,139)
NET CASH USED IN FINANCING ACTIVITIES	(43,565)	(4,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	10,442,216	-
Proceeds from note payable -related party	-	1,100,000
Payment of note payable – related party	(1,100,000)	-
Deferred financing costs	-	(383,175)
Payment of loan payable	(62,843)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,279,373	716,825

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,684,478	(1,847,559)
Cash and cash equivalents at beginning of period	13,708,594	2,555,207
Cash and cash equivalents at end of period	$18,393,072	$707,648
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$655	$-

Non-cash Financing and Investing Activities:
Series A preferred stock issued for accounts payable-related party	$-	$250,000
Series A preferred stock issued for loan origination fee	$-	$39,301

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

December 31, 2020 AND 2019

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

The Company has several drugs in various stages of early development. COVID-19 has become our lead drug program due to the necessity of responding to the pandemic. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. Our drug candidates for COVID-19 successfully entered core safety pharmacology studies required prior to any human clinical trials around October/November, 2020. These studies have now been completed; we have received draft reports from the external CRO, and are awaiting the final reports that will be required for an IND. The Company is currently working on a pre-IND application to the US FDA to seek guidance for an IND. The Company is also involved with tasks needed for setting up and executing human clinical trials for our COVID-19 drug candidates assuming that the IND is approved by the US FDA.

The Company plans on re-engaging our other lead antiviral program against herpes viruses, i.e. the HerpeCide™ program, as soon as it becomes feasible to conduct the corresponding antiviral human clinical studies. In the HerpeCide program alone, we have drug candidates against at least five indications at different stages of development. Of these, the Company is advancing the shingles drug candidate towards human clinical trials. The IND-enabling Safety/Toxicology studies required for doing so have been completed and we were in the process of preparing an IND application for this drug candidate when the SRAS-CoV-2 virus struck, whereupon we pivoted our efforts to respond to the threat of what has now become the COVID-19 pandemic. In addition, our drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced studies and are expected to follow the shingles drug candidate into human clinical trials. Shingles in adults and chicken pox in children is caused by the same virus, namely VZV (Varicella-zoster virus, aka HHV-3 or human herpesvirus-3). There are estimated to be approximately 120,000-150,000 annual chickenpox cases in the USA in the post-vaccination-era, i.e. since childhood vaccination with the live attenuated varicella virus Oka strain has become standard. In addition, we have drugs in development against all influenzas in our FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The first license agreement we executed with TheraCour on September 1, 2005 (“Exclusive License Agreement”), gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. In addition, on November 1, 2019, the Company entered into a world-wide, exclusive, sub-licensable, license (“VZV License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. The Company has requested TheraCour for a license in the field of coronaviruses. A Memorandum of Understanding (“MOU”) towards licensing this field has been agreed to and executed on June 8, 2020. The MOU provides a limited license to the Company for the entire application of human coronavirus infections (the “COVID License Agreement”), while the full license is being perfected. In furtherance of the COVID License Agreement, the Company has appointed a third party consulting firm for independent evaluation of this market space. The terms of the COVID License Agreement, except as otherwise specified in the MOU, is expected to be generally consistent with the terms of the VZV License Agreement dated November 1, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at December 31, 2020 of approximately $110.2 million and a net loss of approximately $4.6 million and net cash used in operating activities of approximately $4.6 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2020, the Company had available cash and cash equivalents of approximately $18.4 million.

Since the onset of the COVID-19 pandemic, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the COVID-19 drug candidate against SARS-CoV-2 into human clinical trials. The prior lead program for a shingles drug will follow the COVID-19 drug program.

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

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights. The Company has not performed any ATM Offerings as of this report.

The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

The Company has not experienced a direct financial adverse impact of the effects of the Coronavirus (COVID-19) pandemic.  However, the pandemic required the Company to reorganize its priorities, because of the impact on the ability to conduct antiviral drug trials for our then lead program for Shingles drug treatment. While clinical trials were in general adversely affected, the ability to enroll patients into the shingles antiviral drug clinical trial with the desired inclusion criteria became limited due to the widespread coronavirus infection. The shingles clinical trial design and conduct would also become more complex. The emergence of widespread health emergencies due to COVID-19 have led to regional quarantines, shutdowns, shortages, disruptions of supply chains, and economic instability. The impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. Though the Company has not experienced a direct financial impact, if the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds, in the future, may be materially adversely affected.

Management believes that the Company’s existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31, 2020	December 31, 2019
Options	5,000	5,000
Warrants	21,646	370,012

Total potentially outstanding dilutive common shares	26,646	375,012

The Company has 369,376 shares of Series A preferred stock outstanding as of December 31, 2020. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2020, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,292,816 and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

	For the three months ended		For the six months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$-	$-	$2,560	$4,139

	As of
	December 31, 2020	June 30, 2020
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company agreed to enter into an agreement with TheraCour for a waiver of two months worth of prepaid balance in advance of anticipated invoicing, due under prior agreements until the filing of an IND and the application of the then current advance as a credit against current open invoices. Additionally, TheraCour agreed to defer $25,000 per month of development fees, beginning with July 2018 through December 31, 2019. Accounts payable due TheraCour at December 31, 2020 was $619,904 which was offset by a two month advance (see above) of $491,000. There was no advance at June 30, 2020.	$128,904	$561,580

	For the three months ended		For the six months ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Research and Development Costs Paid to Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2020 and June 30, 2020	$606,742	$543,108	$1,255,066	$1,119,315

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. Amortization expense on the loan origination fee for the three and six months ended December 31, 2020 was $8,188 and $18,013, respectively, and $1,638 for both the three and six months ended December 31, 2019. The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the three and six months ended December 31, 2020, the Company incurred interest expense of $29,040 and $62,773, respectively, and $2,493 for both the three and six months ended December 31, 2019, which reduced the interest escrow balance included in prepaid expenses.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2020	June 30, 2020
GMP Facility	$8,020,470	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,794,608	5,756,956

Total Property and Equipment	14,138,466	14,100,815

Less Accumulated Depreciation	(4,900,592)	(4,556,384)
Property and Equipment, Net	$9,237,874	$9,544,431

Depreciation expense for the three months ended December 31, 2020 and 2019 were $172,934 and $172,863, respectively, and for the six months ended December 31, 2020 and 2019 were $348,096 and $345,764, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2020	June 30, 2020
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(104,701)	(100,566)
Trademarks and Patents, Net	$354,253	$358,388

Amortization expense amounted to $2,068 and $2,068 for the three months ended December 31, 2020 and 2019, respectively, and for the six months ended December 31, 2020 and 2019 were $4,135 and $4,135, respectively.

Note 7 -  Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2020	June 30, 2020
Severance payment	$3,000	$21,000
Accrued payroll	22,262	38,240
Consultant	-	10,000
Accrued Expenses	$25,262	$69,240

Note 8 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect. The original loan balance, as of January 1, 2020, was $155,173 payable at the rate of $15,874 per month through October 2020 including interest at an annual interest rate of 5%. At December 31, 2020 and June 30, 2020 the loan balances were $0 and $62,843, respectively. For the three and six months ended December 31, 2020, the Company incurred interest expense of $66 ad $655, respectively.

Note 9 - Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 shares of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $45,654 and $91,308 for the three and six months ended December 31, 2020. The balance of $91,308 will be recognized as the remaining 8,750 shares vest and service is rendered for the year ended June 30, 2021.

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

For the three and six months ended December 31, 2020, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $4,948 and $12,392, respectively for the three and six months ended December 31, 2020 related to these issuances.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2020	129	$3,155
8/31/2020	129	2,391
9/30/2020	129	1,898
10/31/2020	129	1,749
11/30/2020	129	1,596
12/31/2020	129	1,603
	774	$12,392

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The common stock price for the six months ended December 31, 2020 was in the range $2.87 to $9.97.

During the six months ended December 31, 2020, the Scientific Advisory Board was granted in August 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.86 per share expiring in August 2024 and in November 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.19 per share expiring in November 2024. The fair value of the warrants was $1,215 for the three months ended December 31, 2020 and $3,201 for the six months ended December 31, 2020 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	91.4-91.5%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	.24-.32%

For the three and six months ended December 31, 2020, the Company’s Board of Directors authorized the issuance of 7,411 and 12,546, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $54,000, respectively, for the three and six months ended December 31, 2020, which was the fair value on the dates of issuance.

For the three and six months ended December 31, 2020, the Company’s Board of Directors authorized the issuance of 4,106 and 6,146, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $15,000 and $26,250 for the three and six months ended December 31, 2020, which was the fair value on the dates of issuance.

Note 10- Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2020	22,218	$30.82	2.28	$4,533

Granted	1,144	5.53	-	-

Expired	1,716	37.90	-	-
Outstanding and exercisable at December 31, 2020	21,646	$28.92	2.04	$137

Of the above warrants, 1,141 expire in fiscal year ending June 30, 2021; 2,287 expire in fiscal year ending June 30, 2022, 14,787 expire in fiscal year ending June 30, 2023, 2,287 warrants expire in the fiscal year ending June 30, 2024 and 1,144 warrants expire in the fiscal year ending June 30, 2025.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2020	5,000	$10.00	1.16	$-

Granted	-	-	-	-

Outstanding and exercisable at December 31, 2020	5,000	$10.00	.67	-

The options expire on August 31, 2021.

Note 11 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Anil Diwan, President, CEO and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Anil Diwan will be paid an annual base salary of $400,000. Additionally, Dr. Anil  Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture.

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

On May 30, 2013, the Company entered into an employment agreement with Meeta Vyas, wife of our President, CEO and Chairman of the Board, to serve as its Chief Financial Officer.  The employment agreement provided for a term of three years with a base salary of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

License Agreements

The Company is dependent upon its license agreements with TheraCour (See Notes 1 and 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. On June 8, 2020, the Company executed a Memorandum of Understanding (“MOU”) with TheraCour that provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected. The Company has appointed a third party consulting firm for independent evaluation of this market space. Dr. Anil Diwan is recused from these discussions due to a conflict of interest. The terms of the COVID License Agreement, except as otherwise specified in the MOU, is expected to be generally consistent with the VZV License Agreement dated November 1, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

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

Since our founding in 2005, we have developed drug candidates against a number of different viruses including coronaviruses, influenza viruses, HIV, herpes viruses (HSV-1, HSV-2, and VZV), and dengue viruses among others. Many of these candidates have been successfully tested in cell culture and animal studies.

We are currently focused on advancing our drug candidates for treatment of patients with COVID-19 infection towards human clinical trials, in response to the current pandemic. We are working on a pre-IND application for COVID-19 treatment at present. We have previously completed IND-enabling studies for a drug candidate for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV). We plan on taking the shingles drug candidate into human clinical trials after clinical trials of our COVID-19 drug candidate.

Our clinical drug candidate for shingles, namely NV-HHV-101, a skin cream for the treatment of shingles rash, has completed IND-enabling pre-clinical studies and we were in the process of writing the Investigational New Drug (“IND”) application for this drug when the COVID-19 pandemic struck. As we have focused our efforts on the coronavirus program due to the difficulties of conducting human clinical trials for shingles during the pandemic we plan on re-engaging this program and filing an IND once the adverse effects of the coronavirus pandemic on designing and conducting shingles clinical trials is minimized.

We began development of a nanoviricide drug to treat SARS-CoV-2, the virus that causes COVID-19 spectrum of diseases and which became a historic worldwide pandemic, around January 2020, when the news of cases in China broke out. Since then, we have been working diligently on designing, testing, and advancing drug candidates against SARS-CoV-2 (see below). We have recently completed safety pharmacology studies required for filing an IND application with the US FDA of our COVID-19 drug candidate. We are preparing to submit a pre-IND application to the US FDA for this drug candidate to obtain further guidance and plan on submitting an IND application thereafter.

NanoViricides is one of a few biopharma companies that operates its own cGMP-compliant manufacturing facility. The Company intends to produce its drugs for clinical trials in this facility. The Company has the capability to produce sufficient drugs for about 1,000-5,000 patients in a single batch of production, depending upon the drug and the dosage. This production capacity is anticipated to be sufficient for first-in-human use in the current SARS-CoV-2 pandemic for our anti-coronavirus drug in development, as well as for the anticipated clinical trials of NV-HHV-101 skin cream for the treatment of shingles. (see below).

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc. (“TheraCour”) that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. TheraCour is a privately owned company, controlled by Dr. Anil Diwan, PhD, principal developer of the polymeric-micelle based nanomedicines technologies. TheraCour licenses its intellectual property from AllExcel, Inc., (“Allexcel”) a company that is owned and controlled by Dr. Anil Diwan. The Company has a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of a number of human viral diseases including HSV-1, HSV-2, and VZV. The Company signed a Memorandum of Understanding (“MoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour in June 2020. The MoU specifically provides a limited, exclusive license to the Company for all research and development in the Field for further research and development purposes towards human clinical trials.

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

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented there, but it would also get entrapped because the nanomicelle polymer would turn around and fuse with the virus lipid envelope, harnessing a well-known biophysical phenomenon called “lipid-lipid mixing”. In a sense, a nanoviricide drug acts against viruses like a “venus-fly-trap” flower does against insects. Unlike antibodies that tag the virus and require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only bind to the virus but also complete the task of rendering the virus particle ineffective.

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

On November 11, 2020, we announced that we have engaged Calvert Labs to perform core safety pharmacology studies that are generally required for filing an Investigational New Drug (IND) application with the US FDA prior to being able to begin human clinical studies.

On or about February 8, 2021, subsequent to the reporting period, we reported in a press release that our broad-spectrum anti-coronavirus drug candidate for the treatment of COVID-19 infections was found to be well tolerated in safety pharmacology studies required for progressing to human clinical trials.

We reported that our anti-coronavirus drug candidate NV-CoV-2 was found to be safe in the GLP safety pharmacology studies performed by an external contract research organization (CRO) in both rat and non-human primate (NHP) models. Additionally, multiple injections of NV-CoV-2 were also well tolerated in an extensive non-GLP study in rats that was performed by AR Biosystems, Inc., Florida.

Based on the safety of NV-CoV-2 in these studies, the Company believes that projected dosages would be safe in human clinical trials. With these findings, the Company believes that it will be possible to administer repeated dosages of NV-CoV-2 in a human clinical trial, if needed, to achieve control over the coronavirus infection from SARS-CoV-2 or its variants.

In a GLP neuro-pulmonary safety pharmacology study in rats, the following conclusion was drawn: The intravenous administration of NV-CoV-2 at doses of 25, 50 and 100 mg/kg did not affect respiratory function in rats.

In a GLP cardiovascular function study in the NHP cynomolgus monkeys, the following conclusion was drawn: Intravenous infusion of NV-CoV-2 at 25, 37.5, and 50 mg/kg did not have any toxicologic effects on cardiac rhythm or ECG morphology in cynomolgus monkeys in this study. No significant effects on blood pressure and heart rate were observed after the intravenous infusion of NV-CoV-2.

These results were consistent with a more extensive, multiple injection non-GLP safety and tolerability study in Sprague-Dawley male and female rats. In this non-GLP study, NV-CoV-2 was injected intravenously (via tail vein) on each of days 0, 1, 2, 3, 4, and 5. Two different doses were used: 320mg/kg BW per injection, and 160 mg/kg BW per injection. Clinical observations, body weight, urine, blood chemistry, post-mortem findings, and organ histology were studied. In all parameters, NV-CoV-2 was well tolerated at both dosages throughout the study.

We have received draft reports from all of these studies. We anticipate receiving final audited reports on the GLP studies shortly. We are now preparing to submit a pre-IND application to the US FDA with safety tolerability and effectiveness data to obtain guidance regarding human clinical trials. Additionally, we are actively seeking opportunities to engage appropriate sites for human clinical trials. Further, we are engaged in the preparation of clinical trial protocols and other activities that would be necessary for submitting an IND application to the US FDA.

The need for the broad-spectrum, pan-coronavirus nanoviricide drug treatment cannot be overstated for combating the COVID-19 pandemic given the current circumstances and the present status of the pandemic. New virus variants continue to develop in the field. The variants that have advantages in terms of transmissibility, infectivity, and escape from drugs and vaccines will continue to evolve and spread, replacing prior variants. This is already well documented.

Several vaccines have been found to be substantially less effective in protecting against infection by the South African variant, N501Y-V.2 (also called lineage B.1.351) than the earlier variants. A mutation present in B.1.351 as well as Brazilian variant P.1 that is thought to be possibly linked to evasion from antibody drugs and vaccines, E484K, has also been reported in UK in a further differentiated mutant of the variant of concern lineage B.1.1.7. The available monoclonal antibody drugs and convalescent plasma antibodies have been reported to be less effective against several variants.

By the very nature of how they work, vaccines and antibodies tend to be highly specific to the target virus variant, and do not afford strong protection against differentiated variants that are evolutionary distant from the target variant. This scientific fact is now well demonstrated for the COVID-19 pandemic.

It is therefore clear that an effective broad-spectrum anti-coronavirus drug will be needed before the world can return to normal activity.

Previously we had advanced NV-CoV-1 and had continued to work further with additional drug candidates. One of these drug candidates, namely, NV-CoV-2 was found to have several advantages over NV-CoV-1 in terms of manufacturability and dose formulation. Therefore, the Company has advanced NV-CoV-2 into GLP safety/pharmacology studies.

We are developing a broad-spectrum antiviral drug where the potential for escape of virus variants is minimized by the very design of the drug for the treatment of COVID-19 infected sick persons. In contrast, vaccines are not treatments for sick persons, and must be administered to healthy individuals, and further require several weeks for the recipient’s immune system to become capable of protecting against the target virus strain which still may not protect against new virus variants circulating by that time.

In addition to NV-CoV-2, we are also developing another anti-coronavirus drug candidate, NV-CoV-2-R. This drug candidate is comprised of holding remdesivir inside our polymeric drug candidate NV-CoV-2 by a process known as encapsulation. Thus NV-CoV-2-R is potentially capable of (1) direct attack on extracellular virus, to break the “re-infection cycle” by virtue of NV-CoV-2, and (2) attack on intracellular reproduction of the virus to break the “replication cycle” as has been validated for remdesivir. If both of these cycles are broken, in theory, it is expected to result in a cure of the virus infection, or at least a substantially strong control of the virus infection. Remdesivir is a challenging drug, because it is rapidly converted by blood and cellular enzymes into a significantly less potent form. It is also almost insoluble in aqueous media. These issues have been cited as possible reasons for different data from clinical trials. In randomized controlled clinical trials, Gilead reported that remdesivir was effective in reducing the hospital stay of COVID-19 patients significantly. However, in analysis of field usage of remdesivir and other clinical trials, WHO reported that remdesivir was not as effective as was thought based on the clinical trials that led to first its emergency use approval (EUA) followed by complete approval (Approval) by the US FDA. Encapsulation of remdesivir in NV-CoV-2 is expected to solve these problems. Encapsulation inside NV-CoV-2 is expected to protect remdesivir from the rapid bodily metabolism, thereby raising the effective drug concentration in the body, and it is also expected to make effective drug available over a longer period of time than the Gilead formulation of remdesivir.

It is important to develop NV-CoV-2 by itself as a drug because the inherent toxicity of remdesivir which can be inferred from its molecular structure may limit its usage in certain patient populations.

We were able to achieve the important milestone of completing the creation of NV-CoV-2-R from NV-CoV-2 and remdesivir in a matter of just a few months. This rapid development was possible only because of the strong advantages of our nanoviricide platform technology.

We are performing the development of NV-CoV-2 and NV-CoV-2-R independently. Remdesivir is sponsored by Gilead. Significant amounts of US government funding has been used in its development, from NIH as well as from BARDA.

We have initiated production of a large batch of NV-CoV-2 and of NV-CoV-2-R under cGMP-compliant conditions for human clinical trials. NanoViricides is one of a few biopharma companies with the strong advantage that it has its own cGMP-capable manufacturing facility. This has made possible rapid translation from synthesis for non-clinical studies to large scale clinical batch production in a very short timeframe. Our cGMP-capable facility is capable of producing approximately 4kg of the COVID-19 drug candidate per batch. We anticipate that this would be sufficient for human clinical trials, and possibly for initial introduction under Compassionate Use, Emergency Use Authorization or similar regulatory approval.

Having our own cGMP-capable manufacturing facility has enabled rapid translation of our drug candidates to the IND application stage, saving years of manufacturing translation and set-up activities, as well as saving several millions of dollars of external costs, while ensuring requisite quality assurance, as compared to using a contract manufacturing organization (“CMO”) for our complex nanomedicine drugs. We believe these benefits will continue to accrue as our first drug candidate goes through human clinical trials into commercialization, and will also accrue for the multitude of candidates in our broad drug pipeline.

Thus, our anti-coronavirus drug program is moving rapidly towards an IND filing to enable human clinical trials.

Financial Status

As of December 31, 2020, we had approximately $18.4 million in cash and cash equivalents  and $9.2 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.3 million. On December 31, 2020, the Company repaid the short term mortgage loan of $1.1 million secured by our facility that we had obtained in December 2019 from Dr. Anil Diwan, our founder President, Chairman and CEO. Stockholder’s equity was approximately $27.7 at December 31, 2020.

During the six-month period ended December 31, 2020, we used approximately $4.6 million in cash toward operating activities.  The available cash is sufficient for more than twelve months of operations at the current rate of expenditures. As our COVID-19 and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand for initial human clinical trials for at least one of our drug candidates at this time.

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

The Company is developing a therapy or drug to combat the SARS-CoV-2 virus itself, for the treatment of infected patients, and not a drug that is designed for reducing clinical symptoms. The drug we are developing is not a vaccine, and does not have to be given to everyone, but will need to be given only to patients, if we can develop it successfully. Currently, two antiviral drugs are in clinical studies or have been approved in emergency protocols for the treatment of COVID-19 patients. Remdesivir has been approved for use in COVID-19 in the US, and favipravir was approved in the USSR for COVID-19 treatment. Both of these drugs affect replication of the virus inside cells, and both have shown limited clinical effectiveness. Additionally, dexamethasone, a corticosteroid, is used as supportive treatment in late stages to minimize the immune attack onto lung cells that leads to lung failure.

A drug, such as a nanoviricide that blocks the virus from binding to cells in the first place may be sufficiently effective by itself in treating COVID-19 patients to be a viable treatment option. Further, a nanoviricide can be combined with other antiviral drugs that inhibit intracellular replication of the virus with the potential for a greater effect than either drug, towards curing the viral infection. The ability of any drug to cure the viral infection can only be established in human clinical trials.

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

The Company has expertise in developing broad-spectrum antivirals based on mimicking human cellular receptors. For example, NV-HHV-101, the Company’s lead drug candidate, which was developed using virus-binding ligands mimicking the binding of HVEM with HSV viral glycoprotein has been shown to be effective against not only HSV-1 and HSV-2, but also was found to be highly effective against VZV, which is a distantly related non-simplex herpesvirus. The Company’s business model is based on licensing technology from TheraCour which has licensed intellectual property from Allexcel for specific application verticals of specific viruses, as established at the Company’s foundation in 2005.

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

Developing a Potential Cure for Coronaviruses Including SARS-CoV-2

Subsequent to the initial cell culture and animal studies that gave us confidence that we were on the right track, we undertook further optimization and development of drug candidates towards the studies required for filing an IND application with the US FDA to enable human clinical trials. We developed NV-CoV-1, NV-CoV-2 and additional drug candidates in the process. We proceeded further with NV-CoV-2 because of certain advantages in manufacturing and formulation of this drug candidate over NV-CoV-1. We have since completed safety pharmacology studies of NV-CoV-2 that are required for an IND. In addition, we also developed a next generation nanoviricide NV-CoV-2-R by encapsulating remdesivir, a known drug with ability to block virus replication, inside NV-CoV-2.

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

We are currently performing these developments on our own. We do not have a collaboration with Gilead Sciences, Inc., the sponsor of remdesivir (trade name Veklury). Substantial U.S. government support has gone into the development of remdesivir, including resources as well as financial support from U.S. government agencies such as NIH and BARDA. We are minimizing our drug development risk by additionally developing and encapsulating other nucleoside-like inhibitors of intracellular virus replication.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter, we have focused on development of a drug against SARS-CoV-2, that causes the COVID-19 spectrum of diseases. We have prioritized our resources with the goal of filing our first IND in the shortest possible timeframe.

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

The patents are issued to the inventors Dr. Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of whom are among the founders of NanoViricides, Inc. The patents have been assigned to AllExcel, Inc., the Company at which the groundbreaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2020, we had cash and cash equivalents of $18,393,072, prepaid expenses of $94,298 and net property and equipment of $9,237,874. Accounts payable and accrued expenses were $339,308, inclusive of account payables to a related party of $619,904, of which $200,000 is deferred until the filing of an IND. The accounts payable–related party was offset by a two month advance of $491,000. At December 31, 2020 we repaid a loan payable to a related party, Dr. Anil Diwan, of $1,100,000. Stockholders equity was $27,746,042 at December 31, 2020.

In comparison, as of June 30, 2020, we  had $13,708,594 in cash and cash equivalents, prepaid expenses of $277,063 and $9,544,431 of property and equipment. Our liabilities were $2,156,377 including a short term mortgage loan of $1,081,987 payable to Dr. Anil Diwan, accounts payable of $380,727 and accounts payable to TheraCour of $561,580 of which $200,000 of such accounts payable is deferred until the filing of an IND. Stockholders’ equity was $21,757,962 at June 30, 2020.

During the six-month period ended December 31, 2020, we used approximately $4,551,000 in cash toward operating activities. During the six-month period ended December 31, 2019 we used approximately $2,560,000 in cash toward operating activities.

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

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. Far fewer man-hours are spent on the projects at low priority than the projects at high priority. In this quarter, we have focused primarily on our COVID-19 program drug candidates.

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

We have previously completed IND-enabling studies for a drug candidate for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV). We plan on taking the shingles drug candidate into human clinical trials after clinical trials of our COVID-19 drug candidate.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and six month periods ended December 31, 2020.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2020 increased $481,115 to $1,493,200 from $1,012,085 for the three months ended December 31, 2019. Research and development expenses for the six months ended December 31, 2020 increased $571,781 to $3,066,271 from $2,494,490 for the six months ended December 31, 2019. The increase in the cost of research and development expenses for the three and six months ended December 31, 2020 is due to increases in outside lab fees, laboratory supplies and materials and laboratory repairs and maintenance.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2020 increased $176,375 to $798,722 from $622,347 for the three months ended December 31, 2019. General and administrative expenses for the six months ended December 31, 2020 increased $368,215 to $1,496,034 from $1,127,819 for the six months ended December 31, 2019. The increase in general and administrative expenses during the three and six months ended December 31, 2020 compared to the prior period resulted primarily from increases in professional fees and in operating expenses in general.

Interest Income – Interest income for the three months ended December 31, 2020 increased $403 to $1,187 from $784 for the three months ended December 31, 2019. Interest income for the six months ended December 31, 2020 decreased $1,755 to $4,246 from $6,001 for the six months ended December 31, 2019. The increase in interest income for the three months ended December 31, 2020 is due to an increase in cash and cash equivalents. The decrease in interest income for the six months ended December 31, 2020 is due to a decrease in interest rates, offset, in part, by increases in cash and cash equivalents.

Interest Expense – Interest expense increased $33,162 to $37,293 for the three months ended December 31, 2020 from $4,131 for the three months ended December 31, 2019. Interest expense increased $77,071 to $81,202 for the six months ended December 31, 2020 from $4,131 for the six months ended December 31, 2019. The increase is a result of the interest paid on an Open End Mortgage Note, amortization of the mortgage loan origination fee, and interest paid on a short term loan payable.

Loss on disposal of property and equipment- For the three and six months ended December 31, 2020 the Company recognized a loss of $2,026 from disposal of nonfunctioning equipment.

Loss on issuance of Series A preferred stock for accounts payable – related party –For the six months ended at December 31, 2019, the Company recognized a loss of $142,669 arising from the difference in fair value of the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 of previously deferred development fees owed to Theracour.

Change in fair value of derivative – Change in fair value of derivative for the three months ended December 31, 2020 decreased $147,078 to $0 from $147,708 expense for the three months ended December 31, 2019. Change in fair value of derivative for the six months ended December 31, 2020 decreased $274,449 to $0 from $274,449 income for the six months ended December 31, 2019. The decrease resulted from the elimination of derivative liabilities with the exercise of the Company’s outstanding warrants in January 2020.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended December 31, 2020, the Company had a net loss of $(2,330,054) or $ (0.22) per share compared to a net loss of $(1,927,526) or ($0.50) per share for the three months ended December 31, 2019. For the six months ended December 31, 2020, the Company had a net loss of $(4,641,287) or $ (0.44) per share compared to a net loss of $(3,488,659) or ($0.91) per share for the three months ended December 31, 2019. The increase in the net loss for the three months ended December 31, 2020 is attributable mainly to an increase in operating expenses for the three months ended December 31, 2020. The increase in the net loss for the six months ended December 31, 2020 is attributable mainly to a decrease in the income from the change in fair value of derivative liabilities of $274,449 and an increase in operating expenses.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $18,393,072, and prepaid expenses of $94,298 as of December 31, 2020 and accounts payable and  accrued expenses were $339,308, inclusive of account payables of $128,904 to a related party. On December 16, 2019, the Company entered into an Open End Mortgage Note with Dr. Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000. On December 31, 2020, the Company repaid this note in full. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $110,204,411 at December 31, 2020. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. and Kingswood (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million. The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements.

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

The Company has not experienced a direct financial adverse impact of the effects of the Coronavirus (COVID-19) pandemic.  However, the pandemic required the Company to reorganize its priorities, because of the impact on the ability to conduct antiviral drug trials for our then lead program for shingles drug treatment. While clinical trials were in general adversely affected, the ability to enroll patients into the shingles antiviral drug clinical trial with the desired inclusion criteria became limited due to the widespread coronavirus infection. The shingles clinical trial design and conduct would also become more complex. The emergence of widespread health emergencies due to COVID-19 have led to regional quarantines, shutdowns, shortages, disruptions of supply chains, and economic instability. The impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. Though the Company has not experienced a direct financial impact, if the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds, in the future, may be materially adversely affected.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended December 30, 2020.

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

As of December 31, 2020, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2020. This material weakness remains unremediated as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and six months ended December 31, 2020, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively, fully vested shares of its Series A preferred stock for employee compensation, The Company recorded an expense of $4,948 and $12,392, respectively, for the three and six months ended December 31, 2020 related to the issuances.

During the six months ended December 31, 2020, the Scientific Advisory Board was granted in August 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.86 per share expiring in August 2024 and in November 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.19 per share expiring in November 2024. The fair value of the warrants were $1,215 for the three months ended December 31, 2020 and $3,201 for the six months ended December 31, 2020 and was recorded as a consulting expense.

For the three and six months ended December 31, 2020, the Company’s Board of Directors authorized the issuance of 7,411 and 12,546, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 and $54,000, respectively, for the three and six months ended December 31, 2020 which was the fair value on the date of issuance.

For the three and six months ended December 31, 2020, the Company’s Board of Directors authorized the issuance of 4,106 and 6,146, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $15,000 and $26,250, respectively, for the three and six months ended December 31, 2020 which was the fair value on the date of issuance.

All of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. All of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have not been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 16, 2021	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: February 16, 2021	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)

