Form 10-Q
period 2021-03-31
NANOVIRICIDES, INC.
filed 2021-05-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were approximately 11,505,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,899,518	$13,708,594
Prepaid expenses	331,551	277,063
Total current assets	23,231,069	13,985,657

PROPERTY AND EQUIPMENT
Property and equipment	14,249,024	14,100,815
Accumulated depreciation	(5,074,669)	(4,556,384)
Property and equipment, net	9,174,355	9,544,431

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(106,768)	(100,566)
Trademark and patents, net	352,186	358,388

OTHER ASSETS
Deferred financing costs	-	12,190
Security deposits	3,515	3,515
Service agreements	-	10,158
Other assets	3,515	25,863
Total assets	$32,761,125	$23,914,339

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Mortgage note payable – related party	$-	$1,081,987
Accounts payable	98,235	380,727
Accounts payable – related party	583,075	561,580
Loan payable	165,806	62,843
Accrued expenses	24,228	69,240
Total current liabilities	871,344	2,156,377

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 371,103 and 368,602 shares issued and outstanding, at March 31, 2021 and June 30, 2020, respectively	371	369
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,504,693 and 9,083,414 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	11,505	9,083
Additional paid-in capital	144,190,346	127,311,634
Accumulated deficit	(112,312,441)	(105,563,124)

Total stockholders' equity	31,889,781	21,757,962

Total liabilities and stockholders' equity	$32,761,125	$23,914,339

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
OPERATING EXPENSES
Research and development	$1,464,177	$1,134,132	$4,530,448	$3,628,622
General and administrative	643,358	1,408,231	2,139,392	2,536,050

Total operating expenses	2,107,535	2,542,363	6,669,840	6,164,672

LOSS FROM OPERATIONS	(2,107,535)	(2,542,363)	(6,669,840)	(6,164,672)

OTHER INCOME (EXPENSE)
Interest income	2,021	9,264	6,267	15,265
Interest expense	(2,516)	(44,937)	(83,718)	(49,068)
Loss on disposal of property and equipment	-	-	(2,026)	-
Gain on warrant settlement	-	614,494	-	614,494
Loss on issuance of Series A preferred stock for accounts payable – related party	-	-	-	(142,669)
Change in fair value of derivative liability	-	(6,119,762)	-	(5,845,313)

Other (expense) income	(495)	(5,540,941)	(79,477)	(5,407,291)

LOSS BEFORE INCOME TAX PROVISION	(2,108,030)	(8,083,304)	(6,749,317)	(11,571,963)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(2,108,030)	$(8,083,304)	$(6,749,317)	$(11,571,963)

Net loss per common share- basic and diluted	$(0.19)	$(1.24)	$(0.63)	$(2.45)

Weighted average common shares outstanding- basic and diluted	10,953,052	6,518,077	10,700,405	4,732,514

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2020 through March 31, 2021

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	53,098	-	53,098

Common stock issued for consulting and legal services rendered	-	-	5,135	5	26,995	-	27,000

Net proceeds from issuance of common stock in connection with equity financing	-	-	1,575,342	1,576	10,440,640	-	10,442,216

Warrants issued to Scientific Advisory Board	-	-	-	-	1,986	-	1,986

Common shares issued for Directors fees	-	-	2,040	2	11,248	-	11,250

Net loss	-	-	-	-	-	(2,311,233)	(2,311,233)

Balance, September 30, 2020	368,989	$369	10,665,931	$10,666	$137,845,601	$(107,874,357)	$29,982,279

Series A Preferred Stock issued for employee stock compensation	387	-	-	-	50,602	-	50,602

Common stock issued for consulting and legal services rendered	-	-	7,411	7	26,993	-	27,000

Warrants issued to Scientific Advisory Board	-	-	-	-	1,215	-	1,215

Common shares issued for Directors fees	-	-	4,106	4	14,996	-	15,000

Net loss	-	-	-	-	-	(2,330,054)	(2,330,054)

Balance, December 31, 2020	369,376	$369	10,677,448	$10,677	$137,939,407	$(110,204,411)	$27,746,042

Net proceeds from issuance of common stock in connection with equity financing	-	-	814,242	815	6,120,666	-	6,121,481

Series A Preferred Stock issued for employee stock compensation	1,727	2	-	-	71,498	-	71,500

Common stock issued for consulting and legal services rendered	-	-	6,131	6	26,994	-	27,000

Common stock issued for employee compensation	-	-	3,572	4	15,034	-	15,038

Warrants issued to Scientific Advisory Board	-	-	-	-	1,750	-	1,750

Common shares issued for Directors fees	-	-	3,300	3	14,997	-	15,000

Net loss	-	-	-	-	-	(2,108,030)	(2,108,030)

Balance, March 31, 2021	371,103	$371	11,504,693	$11,505	$144,190,346	$(112,312,441)	$31,889,781

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

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,749,317)	$(11,571,963)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	175,200	174,259
Loss on issuance of preferred shares for accounts payable- related party	-	142,669
Common shares issued as compensation and for services	137,288	290,250
Warrants granted to Scientific Advisory Board	4,951	3,885
Depreciation	522,172	518,536
Amortization of loan origination fees	18,013	11,463
Amortization	6,202	6,204
Change in fair value of derivative liabilities	-	5,845,313
Loss on disposal of property and equipment	2,026	-
Write-off of deferred financing costs	12,190	-
Gain on warrant settlement	-	(614,494)
Changes in operating assets and liabilities:
Prepaid expenses	180,988	93,615
Other assets	10,158	11,688
Accounts payable	(282,492)	152,281
Accounts payable - related party	21,495	4,372
Accrued expenses	(45,012)	(25,313)

NET CASH USED IN OPERATING ACTIVITIES	(5,986,138)	(4,957,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(154,122)	(4,139)
NET CASH USED IN FINANCING ACTIVITIES	(154,122)	(4,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	16,563,697	7,457,575
Proceeds from note payable -related party	-	1,100,000
Payment of note payable – related party	(1,100,000)	-
Proceeds from loan payable	-	-
Payment of loan payable	(132,513)	(45,878)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,331,184	8,511,697

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,190,924	3,550,323
ash and cash equivalents at beginning of period	13,708,594	2,555,207
Cash and cash equivalents at end of period	$22,899,518	$6,105,530
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$3,171	$-

Non-cash Financing and Investing Activities:
Directors and Officers Insurance financed through loan	$235,476	$155,173
Cashless exercise of warrants reclassed from warrant liability to common stock	$-	$1,153,881
Series A preferred stock issued for accounts payable-related party	$-	$250,000
Series A preferred stock issued for loan origination fee	$-	$39,301
Common stock issued to settle accounts payable	$-	$52,000

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March 31, 2021 AND 2020

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

The Company has several drugs in various stages of early development. COVID-19 has become our lead drug program due to the necessity of responding to the pandemic. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. The Company’s drug candidates for COVID-19 successfully entered core safety pharmacology studies required prior to any human clinical trials around October/November, 2020. The studies were completed in January and February 2021, and the Company has received draft reports from the external Contract Research Organization (CRO). The final quality audited reports on these studies are expected soon and will be required for an Investigational New Drug (IND) Application. The Company is currently working on a pre-IND application to the US Food and Drug Administration (FDA) to seek guidance for an IND. The Company is also involved with tasks needed for setting up and executing human clinical trials for our COVID-19 drug candidates assuming that the IND is approved by the US FDA. As of March 31, 2021, there are 10 COVID-19 drugs that have received Emergency Use Authorization (EUA) and one drug that has received full approval (remdesivir) from the US FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from remdesivir and antibodies, there are very few drugs with direct antiviral effect that have EUA or are in clinical trials. Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before escape variants against existing vaccines and therapeutics become commonplace. Thus the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet.

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

Our drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The first license agreement we executed with TheraCour on September 1, 2005 (“Exclusive License Agreement”), gave us an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour.  Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. In addition, on November 1, 2019, the Company entered into a world-wide, exclusive, sub-licensable, license (“VZV License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A Convertible Preferred Stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. The Company has requested TheraCour for a license in the field of coronaviruses. A Memorandum of Understanding (“MOU”) towards licensing this field has been agreed to and executed on June 8, 2020. The MOU was extended until June 15, 2021 with a First Amendment on April 21, 2021, which amendment was given effect as of August 31, 2020. The amendment clarifies that the rights to milestone payments will remain effective even if the final agreement is signed after meeting a milestone.

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

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at March 31, 2021 of approximately $112.3 million and a net loss of approximately $6.7 million and net cash used in operating activities of approximately $6.0 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2021, the Company had available cash and cash equivalents of approximately $22.9 million.

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

On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering was approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2021	March 31, 2020
Options	5,000	5,000
Warrants	9,146	22,505
Total potentially outstanding dilutive common shares	14,146	27,505

The Company has 371,103 shares of Series A preferred stock outstanding as of March 31, 2021. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2021, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,298,861 and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

	For the three months ended		For the nine months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$84,466	$-	$87,026	$4,139

	As of
	March 31, 2021	June 30, 2020
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company agreed to enter into an agreement with TheraCour for a waiver of two months worth of prepaid balance in advance of anticipated invoicing, due under prior agreements until the filing of an IND and the application of the then current advance as a credit against current open invoices. Additionally, TheraCour agreed to defer $25,000 per month of development fees, beginning with July 2018 through December 31, 2019. Accounts payable due TheraCour at March 31, 2021 was $1,074,075 which was offset by a two month advance (see above) of $491,000. There was no advance at June 30, 2020.	$583,075	$561,580

	For the three months ended		For the nine months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Research and Development Costs Paid to Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2021 and June 30, 2020	$706,537	$601,016	$1,961,603	$1,720,311

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. Amortization expense on the loan origination fee for the three and nine months ended March 31, 2021 was $0 and $18,013, respectively, and $9,825 and $11,463 for the three and nine months ended March 31, 2020, respectively. The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the three and nine months ended March 31, 2021, the Company incurred interest expense of $0 and $62,773, respectively, and $33,367 and $35,860 for the three and nine months ended March 31, 2020, respectively, which reduced the interest escrow balance included in prepaid expenses.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2021	June 30, 2020
GMP Facility	$8,040,411	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,885,223	5,756,956
Total Property and Equipment	14,249,024	14,100,815

Less Accumulated Depreciation	(5,074,669)	(4,556,384)
Property and Equipment, Net	$9,174,355	$9,544,431

Depreciation expense for the three months ended March 31, 2021 and 2020 were $174,076 and $172,862, respectively, and for the nine months ended March 31, 2021 and 2020 were $522,172 and $518,536, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	March 31, 2021	June 30, 2020
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(106,768)	(100,566)
Trademarks and Patents, Net	$352,186	$358,388

Amortization expense amounted to $2,067 and $2,069 for the three months ended March 31, 2021 and 2020, respectively, and for the nine months ended March 31, 2021 and 2020 were $6,202 and $6,204, respectively.

Note 7 -  Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2021	June 30, 2020
Severance payment	$-	$21,000
Accrued payroll	24,228	38,240
Consultant	-	10,000
Accrued Expenses	$24,228	$69,240

Note 8 - Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2021 to December 31, 2021 and January 1, 2020 to December 31, 2020. The original loan balance as of January 1, 2021 and January 1, 2020 was $235,476 and $155,173, respectively, payable at the rate of $24,062 and $15,874 monthly including interest at an annual rate of 4.74% and 5%, respectively, through October of each year. At March 31, 2021 and June 30, 2020 the loan balance was $165,806 and $62,843, respectively. For the three and nine months ended March 31, 2021, the Company incurred interest expense of $2,516 and $3,282, respectively. For both the three and nine months ended March 31, 2020, the Company incurred interest expense of $1,745.

Note 9 - Equity Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 shares of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $45,654 and $136,962 for the three and nine months ended March 31, 2021. The balance of $45,654 will be recognized as the remaining 4,375 shares vest and service is rendered for the year ended June 30, 2021.

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

The Company accounted for the proceeds of the Offering at July 10, 2020 as follows:

Gross proceeds	$11,499,997
Less: offering costs and expenses	(1,057,781)
Net proceeds from issuance of common stock	$10,442,216

On July 31, 2020, the Company entered into a Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of approximately $7.83 per share. The shares were issued pursuant to a prospectus supplement dated December 3, 2020 filed with the Securities and Exchange Commission on December 10, 2020 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-237370), which became effective on April 2, 2020. The net proceeds to the Company from the offering was approximately $6.1 million after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the Offering at July 10, 2020 as follows:

Gross proceeds	$6,374,211
Less: offering costs and expenses	(252,730)
Net proceeds from issuance of common stock	$6,121,481

For the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $25,846 and $38,238, respectively for the three and nine months ended March 31, 2021 related to these issuances.

The fair value of the Series A Preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2020	129	$3,155
8/31/2020	129	2,391
9/30/2020	129	1,898
10/31/2020	129	1,749
11/30/2020	129	1,596
12/31/2020	129	1,603
01/31/2021	129	1,632
02/28/2021	129	2,153
03/01/2021	1,340	19,744
03/31/2021	129	2,317
	2,501	$38,238

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the greater of i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the holder would lose the voting rights upon conversion. The conversion of the shares is triggered by a change of control. The common stock price for the nine months ended March 31, 2021 was in the range $2.87 to $9.97.

During the nine months ended March 31, 2021, the Scientific Advisory Board was granted in August 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.86 per share expiring in August 2024 and in November 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.19 per share expiring in November 2024 and in February 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.05 per share expiring in February 2025. The fair value of the warrants was $1,750 for the three months ended March 31, 2021 and $4,951 for the nine months ended March 31, 2021 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	91.1-91.5%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	.24-.35%

For the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 6,131 and 18,677, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $81,000, respectively, for the three and nine months ended March  31, 2021, which was the fair value on the dates of issuance.

For the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 3,300 and 9,446, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $15,000 and $41,250, respectively, for the three and nine months ended March 31, 2021, which was the fair value on the dates of issuance.

For both the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 3,572 of fully vested shares of its common stock for employee compensation. The Company recorded an expense of $15,038 for both the three and nine months ended March 31, 2021 which was the fair value on the date of issuance.

Note 10 - Stock Warrants and Options

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2020	22,218	$30.82	2.28	$4,533

Granted	1,716	5.36	-	-

Expired	14,788	39.16	-	-
Outstanding and exercisable at March 31, 2021	9,146	$12.34	2.00	$1,497

Of the above warrants, 569 expire in fiscal year ending June 30, 2021; 2,287 expire in fiscal year ending June 30, 2022, 2,287 expire in fiscal year ending June 30, 2023, 2,287 warrants expire in the fiscal year ending June 30, 2024 and 1,716 warrants expire in the fiscal year ending June 30, 2025.

Stock Options

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2020	5,000	$10.00	1.16	$-

Granted	-	-	-	-

Outstanding and exercisable at March 31, 2021	5,000	$10.00	.42	-

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

License Agreements

The Company is dependent upon its license agreements with TheraCour (See Notes 1 and 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. On June 8, 2020, the Company executed a MOU with TheraCour that provides a limited license to the Company for the entire application of human coronavirus infections, while the full license is being perfected. On April 21, 2021 the MOU was extended. The Company has appointed a third party consulting firm for independent evaluation of this market space. Dr. Anil Diwan is recused from these discussions due to a conflict of interest. The terms of the COVID License Agreement, except as otherwise specified in the MOU, is expected to be generally consistent with the VZV License Agreement dated November 1, 2019, and shall include consistent milestone payments, royalties and sublicense and income derived from grants and contracts.

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

Since our founding in 2005, we have developed drug candidates against a number of different viruses including coronaviruses, influenza viruses, HIV, herpes viruses (HSV-1, HSV-2, and VZV), and dengue viruses among others. Many of these candidates have been successfully tested in cell culture and animal studies. The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc. (“TheraCour”) that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. TheraCour is a privately owned company, controlled by Dr. Anil Diwan, PhD, principal developer of the polymeric-micelle based nanomedicines technologies. TheraCour licenses its intellectual property from AllExcel, Inc., (“Allexcel”) a company that is owned and controlled by Dr. Anil Diwan. The Company has a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of a number of human viral diseases including HSV-1, HSV-2, and VZV. The Company signed a Memorandum of Understanding (“MoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour in June 2020. The MoU specifically provides a limited, exclusive license to the Company for all research and development in the Field for further research and development purposes towards human clinical trials. The MoU was extended with an amendment in April 2021 to allow completion of licensing by June 15, 2021.

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

Our other clinical drug candidate, namely NV-HHV-101, a skin cream for the treatment of shingles rash, has completed IND-enabling pre-clinical studies and we were in the process of writing the Investigational New Drug (“IND”) application for this drug when the COVID-19 pandemic struck. As we have focused our efforts on the coronavirus program due to the difficulties of conducting human clinical trials for shingles during the pandemic we plan on re-engaging this program and filing an IND once the adverse effects of the coronavirus pandemic on designing and conducting shingles clinical trials is minimized.

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

Our COVID-19 Drug Development Program

The need for the broad-spectrum, pan-coronavirus nanoviricide drug treatment cannot be overstated for combating the COVID-19 pandemic given the current circumstances and the present status of the pandemic. New virus variants continue to develop in the field. The variants that have advantages in terms of transmissibility, infectivity, and escape from antibodies, drugs and vaccines will continue to evolve and spread, replacing prior variants. This is already well documented.

The devastatingly severe “second wave” of the pandemic in India that is currently raging appears to have been traced to new variants, including the UK variant B.1.1.7, and novel variants found in India, namely N400K, and a so-called “double mutant” variant, B.1.617. Of these, B.1.617 appears to be taking over and appears to be both more transmissive, severe, and is likely escaping antibodies from previous infections in patients.

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

By the very nature of how they work, vaccines and antibodies tend to be highly specific to the target virus variant, and do not afford strong protection against differentiated variants that are evolutionary distant from the target variant. This scientific fact is now well demonstrated for the COVID-19 pandemic. Developing new vaccines against then known variants, a strategy that is now being attempted is again subject to new variants spreading in the field prior to any possibility of sufficient vaccination with the new vaccine boosters. The goal of herd immunity has also become elusive and now it is being thought of as unattainable even in the USA.

It is therefore clear that an effective broad-spectrum anti-coronavirus drug will be needed before the world can return to normal activity.

We are developing a broad-spectrum antiviral drug candidate, NV-CoV-2, where the potential for escape of virus variants is minimized by the very design of the drug for the treatment of COVID-19 infected sick persons. In contrast, vaccines are not treatments for sick persons, and must be administered to healthy individuals, and further require several weeks for the recipient’s immune system to become capable of protecting against the target virus strain which still may not protect against new virus variants circulating by that time.

In addition to NV-CoV-2, we are also developing another anti-coronavirus drug candidate, NV-CoV-2-R. This drug candidate is comprised of holding remdesivir inside our polymeric drug candidate NV-CoV-2 by a process known as encapsulation. Thus NV-CoV-2-R is potentially capable of (1) direct attack on extracellular virus, to break the “re-infection cycle” by virtue of NV-CoV-2, and (2) attack on intracellular reproduction of the virus to break the “replication cycle” as has been validated for remdesivir. If both of these cycles are broken, in theory, it is expected to result in a cure of the virus infection, or at least a substantially strong control of the virus infection. Remdesivir is a challenging drug, because it is rapidly converted by blood and cellular enzymes into a significantly less potent form. It is also almost insoluble in aqueous media. These issues have been cited as possible reasons for different data from clinical trials. In randomized controlled clinical trials, Gilead reported that remdesivir was effective in reducing the hospital stay of COVID-19 patients significantly. However, in analysis of field usage of remdesivir and other clinical trials, WHO reported that remdesivir was not as effective as was thought based on the clinical trials that led to first its emergency use approval (EUA) followed by complete approval (Approval) by the US Food and Drug Administration (FDA). Encapsulation of remdesivir in NV-CoV-2 is expected to solve these problems. Encapsulation inside NV-CoV-2 is expected to protect remdesivir from the rapid bodily metabolism, thereby raising the effective drug concentration in the body, and it is also expected to make effective drug available over a longer period of time than the Gilead formulation of remdesivir.

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

We began development of a nanoviricide drug to treat SARS-CoV-2, the virus that causes COVID-19 spectrum of diseases and which became a historic worldwide pandemic, around January 2020, when the news of cases in China broke out. Since then, we have been working diligently on designing, testing, and advancing drug candidates against SARS-CoV-2 (see below). We have recently completed safety pharmacology studies required for filing an IND application with the US FDA of our COVID-19 drug candidate. We have received an audited report on the GLP safety/pharmacology studies from the external CRO, and expect to receive the remaining report(s) soon. We have previously received unaudited draft reports of these studies. We are awaiting written reports of non-GLP safety/toxicology studies and non-GLP animal efficacy antiviral efficacy studies. We are preparing a pre-IND application for submission to the US FDA for our pan-coronavirus drug candidates to obtain further guidance and plan on submitting an IND application thereafter. We are in the process of identifying and engaging clinical study sites for the Phase 1 and Phase 2 human clinical trials of these broad-spectrum coronavirus infection treatments, in the USA as well as abroad.

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

The broad-spectrum anti-coronavirus activity of our drug candidates is important because it provides scientific rationale that as a virus mutates, it would not escape the drug. In addition, we anticipate the drugs we develop should work against seasonal or commonly circulating coronaviruses as well as potentially pandemic and pandemic coronaviruses. Antibodies, in contrast tend to be highly specific and are known to fail when the virus mutates. Vaccines are also known to fail when a virus mutates.

On November 11, 2020, we announced that we have engaged Calvert Labs to perform core safety pharmacology studies that are generally required for filing an Investigational New Drug (IND) application with the US FDA prior to being able to begin human clinical studies.

On or about February 8, 2021, we reported in a press release that our broad-spectrum anti-coronavirus drug candidate for the treatment of COVID-19 infections was found to be well tolerated in safety pharmacology studies required for progressing to human clinical trials.

We reported that our anti-coronavirus drug candidate NV-CoV-2 was found to be safe in the GLP safety pharmacology studies performed by an external contract research organization (CRO) in both rat and non-human primate (NHP) models. Additionally, multiple injections of NV-CoV-2 were also well tolerated in an extensive non-GLP study in rats that was performed by AR Biosystems, Inc., Florida.

On March 2, 2021, we reported in a press release that both of our anti-coronavirus drug candidates, namely, NV-CoV-2 and NV-CoV-2-R, were found to be highly effective in comparison to remdesivir against two distinctly different coronaviruses in our new cell culture studies leading towards a pre-IND application and thereafter an IND submission for these COVID-19 drug candidates. Remdesivir is one of the most effective anti-coronavirus drugs in cell culture studies. Therefore our finding that NV-CoV-2 was highly effective and comparable to remdesivir in activity in these cell culture studies was pleasantly surprising. Even more striking was the finding that NV-CoV-2-R exceeded the effectiveness of remdesivir itself in these cell culture studies. These results indicate that NV-CoV-2 and NV-CoV-2-R could be some of the strongest weapons in the fight against coronaviruses and the current COVID-19 global pandemic.

The strong effectiveness of the three drugs NV-CoV-2, NV-CoV-2-R, and remdesivir against two unrelated coronaviruses (namely hCoV-NL63 and hCoV-229E) indicates their strong potential for treatment of coronavirus diseases including COVID-19, irrespective of variants or coronavirus types. The broad-spectrum effectiveness of the Company’s drug candidates is very important as coronavirus variants that are reported to evade antibodies, potentially causing disease in spite of vaccination, are becoming widespread as the COVID-19 global pandemic is progressing into its second year.

Remdesivir is known to be highly effective in cell culture studies against many coronaviruses as well as Ebola and other viruses. Thus NV-CoV-2-R can be expected to be at least as effective as remdesivir against all of these viruses in cell cultures. Moreover, NV-CoV-2-R would be expected to be significantly superior to remdesivir in human clinical studies, if our encapsulation process effectively protects remdesivir from bodily metabolism as is anticipated.

On March 9, 2021, we reported that our pan-coronavirus COVID-19 drug candidates NV-CoV-2 and NV-CoV-2-R were found to be highly effective in pre-clinical antiviral animal studies, consistent with their previously reported effectiveness in cell culture studies against infection by human coronaviruses.

Pre-clinical GLP Safety Pharmacology Studies Reported on February 8, 2021

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

Pre-clinical Cell Culture Efficacy Study Reported on March 2, 2021

The Company studied the effectiveness of NV-CoV-2, NV-CoV-2-R and remdesivir against two unrelated human coronaviruses: h-CoV-229E (229E), and h-CoV-NL63 (NL63). Of these NL63 uses the same ACE2 human cell receptor to gain entry into cells as do all variants of SARS-CoV-2 and SARS-CoV-1. Additionally, human pathology of NL63 infection closely mimics that of SARS-CoV-2, albeit with limited disease severity. NL-63 is being used as a model for anti-SARS-CoV-2 drug development in various labs including ours (reviewed in: A. Chakraborty and A. Diwan (2020). “NL63: A Better Surrogate Virus for studying SARS- CoV-2”. Integer Mol Med, 2020, vol.7, pp 1-9, doi: 10.15761/IMM.1000408.). In contrast, 229E uses the cell surface receptor APN for entry rather than ACE2, and causes common colds. Thus, NL63 and 229E are unrelated human coronaviruses.

Pre-clinical Efficacy Study in Lethally Infected Animals Reported on March 9, 2021

NV-CoV-2 and NV-CoV-2-R were found to be highly effective against a fully lethal direct-lung coronavirus infection in rats based on multiple indicators:

Survival: While rats in the untreated infected group succumbed to the disease in 5 to 6 days, the rats in the NV-CoV-2 treatment group survived for 14 days, and the rats in the NV-CoV-2-R treatment group survived for 16 days. In contrast, rats treated with remdesivir formulated in SBECD (comparable to the FDA-approved Veklury® formulation of remdesivir) survived for only 7.5 days. The total dose of remdesivir was 90mg/kgBW for the remdesivir treated group, and it was 80mg/kgBW when encapsulated in the NV-CoV-2-R group. Thus compared to treatment with remdesivir, treatment with the Company’s drug candidate NV-CoV-2 extended the lifespan by approximately four times more days. Further, treatment with the Company’s other drug candidate NV-CoV-2-R extended the lifespan by approximately five times more days.

Body Weight: Both NV-CoV-2 and NV-CoV-2-R protected the animals from body weight (BW) loss that results from the infection and immune response, in addition to the substantially increased survival, in this lethal coronavirus infection model. NV-CoV-2 group lost only about 7% BW (12.5 g/animal) at day 13, and the NV-CoV-2-R group lost as little as ~1.8% BW (3g/animal) at day 13. In contrast, the remdesivir group had already lost ~17% BW (30g/animal) by day 7 and succumbed to the disease soon thereafter.

These results clearly indicate strong effectiveness of NV-CoV-2 as well as NV-CoV-2-R in fighting the coronavirus lung infection and its ill effects, as compared to the FDA-approved drug remdesivir.

As of now, additional studies on histopathology of organs and blood chemistry from this experiment have been completed and we are anticipating the corresponding report shortly for inclusion in our pre-IND submission.

The (1) significant improvement in lifespan by a factor of four to five, and (2) significant prevention of body weight loss, upon treatment with NV-CoV-2 as well as NV-CoV-2-R as compared to treatment with the FDA-approved remdesivir are important indicators for potential human clinical success of the Company’s drug candidates.

The Company studied the effectiveness of these drugs against the human coronaviruses h-CoV-NL63 (NL63) that uses the same ACE2 human cellular protein as receptor to gain entry into cells as do all variants of SARS-CoV-2 and SARS-CoV-1. Additionally, the human pathology of NL63 infection closely mimics that of SARS-CoV-2, albeit with limited disease severity. NL63 is a circulating human coronavirus that can be used in BSL2 labs. NL-63 is therefore being used as a model for anti-SARS-CoV-2 drug development in various labs including ours.

Remdesivir (Veklury®, Gilead) has shown relatively weak effectiveness in animal and clinical studies in contrast to its strong effectiveness in cell culture studies. This has been related by scientists to the metabolism of remdesivir in the blood stream that causes loss of effectiveness. The Company has developed the drug candidate NV-CoV-2-R by encapsulating (“hiding inside”) remdesivir into NV-CoV-2. The Company believes that this encapsulation should protect remdesivir from bodily metabolism and thereby significantly increase its clinical effectiveness.

The strong effectiveness of NV-CoV-2 and NV-CoV-2-R drug candidates in this animal model is consistent with their previously reported effectiveness in cell culture studies against infection of two distinctly different human coronaviruses, hCoV-NL63, which was used in this animal efficacy study, and hCoV-229E, another circulating coronavirus that uses another receptor, namely APN. In contrast, while remdesivir was highly effective in the cell culture studies, it was not very effective in this animal efficacy study, a result that is consistent with human clinical studies of remdesivir.

The effectiveness of NV-CoV-2-R observed in this study can be understood as a combination of (a) the improvement in the effectiveness of remdesivir due to encapsulation, and (b) the effectiveness of NV-CoV-2 by itself.

NV-CoV-2-R, the Company believes, is an excellent demonstration of the power of the nanoviricides platform technology that enables combining multiple modalities seamlessly into a single drug.

The Company believes that these in vivo study results support a potential synergistic improvement in the drug effect as a result of combining the two different mechanisms of attacking (i) the virus reinfection cycle and (ii) the virus replication cycle simultaneously.

The Company has developed NV-CoV-2 and NV-CoV-2-R based on its platform nanoviricides® technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. The nanoviricide technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only two attachment points per antibody.

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented there, but it would also get entrapped because the nanomicelle polymer would fuse with the virus lipid envelope, harnessing a well-known biophysical phenomenon called “lipid-lipid mixing”. In a sense, a nanoviricide drug acts against viruses like a “venus-fly-trap” flower does against insects. Unlike antibodies that tag the virus and require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only bind to the virus but also complete the task of rendering the virus particle ineffective.

In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The nanoviricide® technology is the only technology in the world, to the best of our knowledge, that is capable of both (a) attacking extracellular virus, thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thus blocking the complete lifecycle of the virus, enabling complete control of a virus infection.

The Company has developed NV-CoV-2-R based on this encapsulation capability that is built into its nanoviricide NV-CoV-2. The Company has chosen to encapsulate remdesivir as the participating drug for blocking the viral replication cycle. Remdesivir is approved by the US FDA for the treatment of patients hospitalized with COVID-19. Encapsulation of remdesivir in the Company’s nanoviricide envelope is believed to protect it from metabolism in the body. This protection can be expected to lead to significant enhancement in the effectiveness of remdesivir itself (in the encapsulated form), by potentially increasing both the effective remdesivir concentration and its duration of action. This could be an additional favorable effect for the Company’s anti-coronavirus drug candidate NV-CoV-2-R. Remdesivir is sponsored by Gilead. The Company is developing its drug candidates independently at present.

Based on (1) the safety of NV-CoV-2 in the different GLP and non-GLP studies employing different animal models, and (2) the anti-viral effectiveness in cell culture as well as in animal studies in comparison to remdesivir, we believe that our projected dosages would be safe and effective in human clinical trials. With these findings, the Company believes that it will be possible to administer repeated dosages of NV-CoV-2 in a human clinical trial, as needed, to achieve control over the coronavirus infection from SARS-CoV-2 or its variants.

We have received draft reports from most of these studies. We anticipate receiving final audited reports on the GLP studies shortly, one of which we have received as of this writing. We are now preparing to submit a pre-IND application to the US FDA with safety tolerability and effectiveness data to obtain guidance regarding human clinical trials. Additionally, we are actively seeking opportunities to engage appropriate sites for human clinical trials, both in the USA and abroad. Further, we are engaged in the preparation of clinical trial protocols and other activities that would be necessary for submitting an IND application to the US FDA.

Clinical Trial Drug Substance and Drug Product Manufacture

We have initiated production of a large batch of the drug substances for NV-CoV-2 and of NV-CoV-2-R under cGMP-compliant conditions for human clinical trials. NanoViricides is one of a few biopharma companies with the strong advantage that it has its own cGMP-capable manufacturing facility. This has made possible rapid translation from synthesis for non-clinical studies to large scale clinical batch production in a very short timeframe. Our cGMP-capable facility is capable of producing approximately 4kg of the COVID-19 drug candidate per batch. We anticipate that this would be sufficient for human clinical trials, and possibly for initial introduction under Compassionate Use, Emergency Use Authorization or similar regulatory approval.

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

We originally intended to manufacture the drug substances (i.e. the active ingredients in NV-CoV-2 and NV-CoV-2-R drug candidates) in our own manufacturing facility in Shelton, CT, for further formulation into final drug products at a contract manufacturing facility. However, the impact of the COVID-19 pandemic has caused severe supply-and-demand issues. We have therefore upgraded our facilities to enable complete clinical drug product manufacture, which involves both formulation and packaging under cGMP-compliant processes. We are currently in the process of setting up the final drug product packaging at our facility.

The Company has developed NV-CoV-2-R based on the encapsulation capability that is built into its nanoviricide NV-CoV-2. The Company has chosen to encapsulate remdesivir as the participating drug for blocking the viral replication cycle. Remdesivir is approved by the US FDA for the treatment of patients hospitalized with COVID-19. Encapsulation of remdesivir in the Company’s nanoviricide envelope is expected to protect it from metabolism in the body. This protection can be expected to lead to significant enhancement in the effectiveness of remdesivir itself (in the encapsulated form), by potentially increasing both the effective remdesivir concentration and the duration of action. This could be an additional favorable effect for the Company’s anti-coronavirus drug candidate NV-CoV-2-R. Remdesivir is sponsored by Gilead. Significant amounts of US government funding has been used in its development, from NIH as well as from BARDA. The Company is developing its drug candidates independently at present.

Thus, our anti-coronavirus drug program is moving rapidly towards an IND filing to enable human clinical trials.

COVID-19 Competitive Landscape

Because of the “Operation Warp Speed” program in the USA, and other international programs that accelerated vaccine developments in both private sector and public-private partnerships, several vaccines against the original strain of the SARS-CoV-2 have become available. Significant speed-up in regulatory agencies, and experts teaming together to solve problems rapidly, as well as very high levels of funding enabled these developments.

However, it is now well recognized that antiviral drug development, especially novel pan-coronavirus or broad-spectrum drugs development was neither supported nor accelerated at various levels, both in the USA as well as internationally. Instead, fast-tracking was enabled for re-purposing of existing drugs and moving them into clinical trials against SARS-CoV-2. This has led to failures of several such programs, as well as an explosion in the number of drug development efforts as well as the number of clinical trials. Fast tracking was also enabled for antibody drugs, which are known to be highly specific and known to fail when variants emerge.

As of March 31, 2021, there are 10 COVID-19 drugs that have received Emergency Use Authorization (EUA) and one drug that has received full approval (remdesivir) from the US FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from remdesivir and antibodies, there are very few drugs with direct antiviral effect that have EUA or are in clinical trials. Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before escape variants against existing vaccines and therapeutics become commonplace. Thus the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet.

Nevertheless, given the high rate of vaccination in the USA, and due to the very large number of clinical trials already under way, it is likely to be very difficult to engage into clinical trials for our novel coronavirus drug candidates in the United States. There appears to be several months of lead time before Phase 1 clinical trials of a novel drug can be initiated, because of the capacity saturation and hoarding effects in the clinical trials marketplace. We are therefore looking at sites outside USA, even as we continue our efforts for engaging sites within the USA. Additionally, it appears that the US FDA is likely overloaded with the large numbers of clinical trials and applications in excess of 440 already reviewed and an estimated 600+ in planning stages (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). All of these factors have introduced significant uncertainties in the timeline for the execution of our COVID-19 clinical trials program.

Financial Status

On March 2, 2021 in an “At-the-Market” Offering, the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering was approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

As of March 31, 2021, we had approximately $22.9 million in cash and cash equivalents and $9.2 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.9 million. Stockholder’s equity was approximately $31.9 million at March 31, 2021.

During the nine-month period ended March 31, 2021, we used approximately $6.0 million in cash toward operating activities. The available cash is sufficient for more than twelve months of operations at the current rate of expenditures. As our COVID-19 and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand for initial human clinical trials for at least one of our drug candidates at this time.

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

Thus, the Company’s technology has substantial capabilities and applications, and the potential to attack as-yet-unsolved problems caused by viral infection, and thus lead to a great health benefit to individuals and societies. We are seeking to add to our pipeline of drug candidates through our internal discovery pre-clinical development programs and through an in-licensing strategy. We believe the Company has a bright future with an expanding pipeline as it furthers the research programs driving towards cures beyond our current objectives of effective treatments.

The Novel Coronavirus Disease (“COVID-19”) Pandemic, caused by the new SARS-CoV-2 virus

On January 30, 2020, the Company confirmed in a press release that it had already undertaken an effort to develop a treatment for the novel SARS-CoV-2, a/k/a 2019-nCoV, coronavirus outbreak that appears to have started around November-December 2019 in Wuhan, China. The new SARS-CoV-2 virus is known to be closely related to the SARS-CoV of 2002-2003 epidemic. In fact, it has been shown to use the same cell surface receptor as SARS-CoV, namely ACE2. The Company determined, based on molecular modeling screening that it had in its chemicals library ligands that could bind to SARS-CoV S1 spike protein at the same position where the S1 binds to the human receptor ACE2. It is a reasonable expectation that these relatively broad-spectrum ligands would also be able to bind the S1 spike protein of the SARS-CoV-2 coronavirus in the same fashion. Since then, the Company has generated several nanoviricides based on these ligands and has tested them in its own BSL2 virology lab facility against known available human pathogen coronaviruses, including those that use ACE2 as the cellular receptor, with success.

The Company is developing a therapy or drug to combat the SARS-CoV-2 virus itself, for the treatment of infected patients, and not a drug that is designed for reducing clinical symptoms. The drug we are developing is not a vaccine, and does not have to be given to everyone, but would need to be given only to patients, if we can develop it successfully. Currently, two antiviral drugs are in clinical studies or have been approved in emergency protocols for the treatment of COVID-19 patients. Remdesivir has been approved for use in COVID-19 in the US, and favipravir was approved in the USSR for COVID-19 treatment. Both of these drugs affect replication of the virus inside cells, and both have shown limited clinical effectiveness. Additionally, dexamethasone, a corticosteroid, is used as supportive treatment in late stages to minimize the immune attack onto lung cells that leads to lung failure.

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

Our screening program has resulted in the advancement of two drug candidates, namely NV-CoV-2 and NV-CoV-2-R, into clinical candidate status in a very short time since initiation of the screening program.

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

Human coronavirus NL63 is known to cause severe lower respiratory tract infections in young children leading to hospitalization. The symptoms are generally less severe than SARS-CoV-2 but are similar. In most cases, hCoV-NL63 causes relatively mild disease, often associated with croup, bronchiolitis, and lower respiratory tract disease in children, and is considered to cause some of the common colds in adults. Thus, the clinical manifestation of hCoV-NL63 infection in pediatric patients is similar to that of SARS-CoV-2, although much less severe. SARS-CoV-2 causes clinically similar milder forms of disease in most patients, but moderate to severe disease requiring hospitalizations in about 15-20% of infected persons. These similarities imply that hCoV-NL63 should be a reasonable model virus for antiviral cell culture and animal studies in BSL2 environment in the course of antiviral drug development for SARS-CoV-2.

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

The market size for an effective anti-shingles drug is currently estimated to be in the range of several billions of dollars, even with the existence of the shingles vaccine, Shingrix® (GlaxoSmithKline) has been approved, based on a report performed for the Company by Dr. Myers of BioEnsemble, LLC, pharma industry consultants, commissioned by the Company. The current vaccine for prevention of chicken pox in children, i.e. the varicella vaccine, is based on the live attenuated virus derived from the Oka strain. Un-vaccinated children usually develop chicken pox at some point in their childhood, and the wild-type virus then remains latent in their bodies, in nerve ganglia. Similarly, Varicella vaccinated children may develop mild syndrome when vaccinated and the weakened Oka strain remains latent in their bodies, All of these children can develop shingles later in life. It is generally believed that the intensity of such disease would be much less severe with the weakened vaccine strain than with the natural or wild type strain. Nevertheless, the severity of the symptoms and overall effects depend upon the immune status of the individual. Pre-vaccination era, (i.e. before varicella vaccination was widely adopted in the USA), there were 3-4 million cases of chicken pox per year (matching the birth rate). Post-vaccination era, this rate has dropped to about 120,000-150,000 cases in the USA. However, in several developing and underdeveloped countries, the rates of chicken pox remain high due to limited access to the vaccine or limited adoption of the vaccine. As stated earlier, nearly every person may be expected to get shingles at some point in their lives, with varying severity. A preventive vaccine for adults, namely Zostavax® is available, based on the attenuated Oka strain. Its effectiveness is variously estimated at around 60-70%. Its coverage remains low, as most people do not get this vaccine. Shingrix is a subunit vaccine, that is, it does not contain intact living virus particles but only certain proteins derived from the virus. As such, it is expected to not have the issue of “breakthrough disease” which occurs when the live latent virus from the vaccine itself causes disease.

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

In June 2020, the Company signed a Memorandum of Understanding with TheraCour for the field of human coronavirus treatments. The Company has obtained a limited license for the development of nanoviricides drug candidates against coronaviruses while a final license agreement for this field is in progress. The Company has initiated an independent review of the field in order to form terms of the final license agreement, which are expected to be similar to those for the VZV license agreement. The MOU was extended until June 15, 2021 with a First Amendment on April 21, 2021, which amendment was given effect as of August 31, 2020. The amendment clarifies that the rights to milestone payments will remain effective even if the final agreement is signed after meeting a milestone.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2021, we had cash and cash equivalents of $22,899,518, prepaid expenses of $331,551 and net property and equipment of $9,174,355. Accounts payable, loan payable and accrued expenses were $871,344, inclusive of account payables to a related party of $583,075, of which $200,000 is deferred until the filing of an IND. The accounts payable–related party was offset by a two month advance of $491,000. Stockholders equity was $31,889,781 at March 31, 2021.

In comparison, as of June 30, 2020, we  had $13,708,594 in cash and cash equivalents, prepaid expenses of $277,063 and $9,544,431 of net property and equipment. Our liabilities were $2,156,377 including a short term mortgage loan of $1,081,987 payable to Dr. Anil Diwan, accounts payable of $380,727 and accounts payable to a related party of $561,580 of which $200,000 of such accounts payable is deferred until the filing of an IND. Stockholders’ equity was $21,757,962 at June 30, 2020.

During the nine-month period ended March 31, 2021, we used $5,986,138 in cash toward operating activities. During the nine-month period ended March 31, 2020 we used $4,957,235 in cash toward operating activities.

We do not anticipate any major capital costs going forward in the near future.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the March 2, 2021 “At the Market” Offering the Company has sufficient funds in hand for initial human clinical trials of its first drug candidate for the treatment of SARS-CoV-2 infection. Management believes we will have to raise additional capital to fund and perform additional projected work, including further required clinical trials of the first drug candidate towards approval, as well as engaging in further IND-enabling development and subsequent anticipated IND filings of human clinical trials of additional HerpeCide program drug candidates.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three and nine month periods ended March 31, 2021.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2021 increased $330,045 to $1,464,177 from $1,134,132 for the three months ended March 31, 2020. Research and development expenses for the nine months ended March 31, 2021 increased $901,826 to $4,530,448 from $3,628,622 for the nine months ended March 31, 2020. The increase in the cost of research and development expenses for the three and nine months ended March 31, 2021 is due to increases in outside lab fees, laboratory payroll, laboratory supplies and materials.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2021 decreased $764,873 to $643,358 from $1,408,231 for the three months ended March 31, 2020. General and administrative expenses for the nine months ended March 31, 2021 decreased $396,658 to $2,139,392 from $2,536,050 for the nine months ended March 31, 2020. The decrease in general and administrative expenses during the three and nine months ended March 31, 2021 compared to the prior period resulted primarily from decreases in professional fees and in operating expenses in general.

Interest Income – Interest income for the three months ended March 31, 2021 decreased $7,243 to $2,021 from $9,264 for the three months ended March 31, 2020. Interest income for the nine months ended March 31, 2021 decreased $8,998 to $6,267 from $15,265 for the nine months ended March 31, 2020. The decrease in interest income for the three and nine months ended March 31, 2021 is due to a decrease in interest rates, offset, in part, by increases in cash and cash equivalents.

Interest Expense – Interest expense decreased $42,421 to $2,516 for the three months ended March 31, 2021 from $44,937 for the three months ended March 31, 2020. Interest expense increased $34,650 to $83,718 for the nine months ended March 31, 2021 from $49,068 for the nine months ended March 31, 2020. The decrease in interest expense for the three months ended March 31, 2021 is a result of the repayment of the Open End Mortgage Note and the complete amortization of the mortgage loan origination fee at December 31, 2020. The increase in interest expense for the nine months ended March 31, 2021 is a result of the interest paid on an open end mortgage note, amortization of the mortgage loan origination fee, and interest paid on a short term loan payable.

Loss on disposal of property and equipment – For the three and nine months ended March 31, 2021 the Company recognized a loss of $0 and $2,026, respectively from disposal of nonfunctioning equipment.

Loss on issuance of Series A preferred stock for accounts payable – related party – For the three and nine months ended March 31, 2020, the Company recognized a loss of $0 and $142,669, respectively arising from the difference in fair value of the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 of previously deferred development fees owed to Theracour.

Gain on warrant settlement – For both the three and nine months ended March 31, 2021, the Company recognized $0 arising from the warrant settlement. For both the three and nine months ended March 31, 2020, the Company recognized a gain of $614,494 arising from the exchange of new warrants for the old warrants.

Change in fair value of derivative – Change in fair value of derivative for the three months ended March 31, 2021 decreased $6,119,762 to $0 from $6,119,762 expense for the three months ended March 31, 2020. Change in fair value of derivative for the nine months ended March 31, 2021 decreased $5,845,313 to $0 from $5,845,313 expense for the nine months ended March 31, 2020. The decrease resulted from the elimination of derivative liabilities with the exercise of the Company’s outstanding warrants in January 2020.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended March 31, 2021, the Company had a net loss of $(2,108,030) or $(0.19) per share compared to a net loss of $(8,083,304) or $(1.24) per share for the three months ended March 31, 2020. For the nine months ended March 31, 2021, the Company had a net loss of $(6,749,317) or $(0.63) per share compared to a net loss of $(11,571,963) or $(2.45) per share for the nine months ended March 31, 2020. The decrease in the net loss for the three months ended March 31, 2021 is attributable mainly to a decrease in the loss from the change in fair value of derivative liabilities of $(6,119,772), offset by a decrease in the gain on warrant settlement of $614,494 and by a decrease in operating expenses for the three months ended March 31, 2021. The decrease in the net loss for the nine months ended March 31, 2021 is attributable mainly to a decrease in the loss from the change in fair value of derivative liabilities of $(5,845,313), offset by a decrease in the gain on warrant settlement of $614,494, and by a decrease in operating expenses for the nine months ended March 31, 2021.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $22,899,518, and prepaid expenses of $331,551 as of March 31, 2021 and accounts payable, loan payable, and accrued expenses were $871,344, inclusive of accounts payable of $583,075 to a related party of which $200,000 is deferred until the filing of an IND. The accounts payable–related party was offset by a two month advance of $491,000. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $112,312,441 at March 31, 2021. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. On July 31, 2020, the Company entered into a Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of approximately $7.83 per share. The net proceeds to the Company from the offering was approximately $6.1 million after placement agent fees and other estimated offering expenses.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2021.

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

As of March 31, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2020. This material weakness remains unremediated as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $25,846 and $38,238, respectively for the three and nine months ended March 31, 2021 related to these issuances.

During the nine months ended March 31, 2021, the Scientific Advisory Board was granted in August 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.86 per share expiring in August 2024 and in November 2020 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.19 per share expiring in November 2024 and in February 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $6.05 per share expiring in February 2025. The fair value of the warrants was $1,750 for the three months ended March 31, 2021 and $4,951 for the nine months ended March 31, 2021 and was recorded as consulting expense.

For the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 6,131 and 18,677, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $81,000, respectively, for the three and nine months ended March  31, 2021, which was the fair value on the dates of issuance.

For the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 3,300 and 9,446, respectively, fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $15,000 and $41,250, respectively, for the three and nine months ended March 31, 2021, which was the fair value on the dates of issuance.

For both the three and nine months ended March 31, 2021, the Company’s Board of Directors authorized the issuance of 3,572  of fully vested shares of its common stock for employee compensation. The Company recorded an expense of $15,038 for both the three and nine months ended March 31, 2021 which was the fair value on the date of issuance.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: May 14, 2021	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: May 14, 2021	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)