Form 10-K
period 2021-06-30
NANOVIRICIDES, INC.
filed 2021-10-12
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2021

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

As of October 12, 2021, there were approximately 11,515,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2020, by non-affiliates of the registrant was approximately $29,660,000 based on the closing price of $2.94 per share, as reported on the NYSE American on December 31, 2020, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

ITEM 1: BUSINESS

Organization and Nature of Business

NanoViricides, Inc. (the “Company”, “NanoViricides”, “we,” or “us”) was incorporated in Nevada on April 1, 2005. Our corporate offices are located at 1 Controls Drive, Shelton, Connecticut 06484 and our telephone number is (203) 937-6137. Our Website is located at http://www.Nanoviricides.com. We do not incorporate by reference into this Annual Report the information on or accessible through our website, and you should not consider it part of this Annual Report.

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a development stage company with several drugs in various stages of pre-clinical development, including late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

We have several drugs in our pipeline. Of these, two drugs developed to combat the COVID-19 pandemics, namely NV-CoV-2 and NV-CoV-2-R, are  our most advanced drug candidates. We are currently working on taking these two COVID-19 lead drug candidates into human clinical trials. We believe that the essential preclinical work including GLP Safety/Toxicology studies is substantially complete for taking these drugs into human evaluation. We plan on undertaking further clinical advancement of our other lead drug candidate, NV-HHV-101 skin cream for the treatment of shingles, after the COVID-19 program completes initial human clinical studies. The essential preclinical work including GLP Safety/Toxicology studies of NV-HHV-101 were completed and we were beginning to assemble a draft IND application just when the global COVID-19 pandemic struck. We continued to work on NV-HHV-101 until we had developed viable drug candidates against COVID-19, circa May/June 2020, and thereafter focused completely on the COVID-19 drug development, putting the NV-HHV-101 program on hold.

We also have several additional pre-clinical drug development programs including Herpes Simplex Viruses (HSV-1 that causes cold sores, and HSV-2 that causes genital ulcers), HIV/AIDS, Influenza, Dengue viruses, and Ebola/Marburg, which plan to advance further towards clinical drug candidates as we progress further. Thus we have a strong and broad pipeline that is expected to continue to result in highly effective drug candidates against a number of viral diseases.

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

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. We intend to produce our drug substances, and in many cases, our drug products as well, for clinical trials in this facility. We have the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for first-in-human use in the current SARS-CoV-2 pandemic for our anti-coronavirus drugs in development, as well as for the anticipated clinical trials of NV-HHV-101 skin cream for the treatment of shingles.

We would like to note that in response to the current global COVID pandemic, the scientific community at large and regulatory efforts to date have remained focused on (a) vaccines, (b) antibodies, and (c) re-development of pre-existing drugs. Even as alarm bells were raised by renowned scientists regarding the likelihood of escape mutations and the limitations of any vaccines and antibody therapies in combating a rapidly evolving global viral pandemic, there has been an effort to downplay these risks at all levels. This has left the world now grappling with a situation where vaccines are being rolled out even as virus variants that are highly likely to be resistant to current vaccines and antibody drugs have already been found to be spreading rapidly. Current vaccines are now assumed to require constant updates and/or re-inoculation campaigns (aka “booster shots”) to  keep up with ongoing changes in the virus. Attention needs to be focused instead on broad-spectrum antiviral therapeutics that minimize the possibility of virus variants escaping the drug, thereby making the costly ongoing development of vaccine updates, their deployment and re-inoculation campaigns, unnecessary.

We believe that our platform technology enables development of drugs that viruses would not escape from. In fact, we have successfully screened our COVID-19 drug candidates to be able to protect cells against infection by distinctly different coronaviruses. This broad-spectrum drug development approach was adopted to ensure that our drug candidates should remain effective even as future variants of SARS-CoV-2 evolve in the field, as was already anticipated by us at the very beginning of the pandemic.

Additionally, ours is the only company that, to the best of our knowledge, is developing antiviral treatments that are designed to (a) directly attack the virus and disable it from infecting human cells, and (b) simultaneously block the reproduction of the virus that has already gone inside a cell. Together, this strategy of a two-pronged attack against the virus, both inside the cell and outside the cell, can be expected to result in a cure for coronaviruses and other viruses that do not become latent.

The Company’s nanoviricides® platform technology is based on biomimetic engineering that copies the features of the human cellular receptor of the virus. No matter how much the virus mutates, all virus variants bind to the same receptor in the same fashion. It appears that the later variants of SARS-CoV-2 may have evolved to bind to the human cellular receptor ACE2 more strongly, in general, based on published datasets. Thus, if these features of the cellular receptor are appropriately copied, the resulting nanoviricide drug would remain effective against current and future variants of the virus.

Our current drug candidates to combat the COVID-19 pandemic are designed to attack not only SARS-CoV-2 and its current and future variants, but also many other coronaviruses, and will be useful even after the pandemic is over, since several coronaviruses are endemic in human populations. SARS-CoV-2 with its variants and substantial penetration into human populations worldwide is on course to become an endemic virus.

Our COVID-19 drug candidates successfully entered core safety pharmacology studies required prior to commissioning human clinical trials around October/November, 2019. These studies have now been completed and we have received the GLP Safety/Toxicology reports from the external CRO in August 2021. We are now engaged in the preparation of clinical trial protocols and other activities that would be necessary for filing of an IND with the US FDA or equivalent regulatory filings for entering into human clinical trials in other countries.

The need for the broad-spectrum nanoviricide SARS-CoV-2 drug cannot be overstated in the current circumstances and the present status of the pandemic. To understand this, we are providing a short review of the current state of the pandemic below:

Strong government support led to rapid emergency use approval, and later full approval, of an already known antiviral drug now called Veklury (Remdesivir, Gilead) early on. Strong fiscal support and regulatory enablements from the government also led to the emergency use approval of two different antibody drugs, one from Regeneron (REGN-CoV-2, a monoclonal antibody cocktail containing two different antibodies) and one from Eli Lilly (bamlanivimab, a single antibody for restricted use) in the fastest ever drug development timeframe. All of these antibody drugs target the viral Spike protein that binds to the human cellular receptor, ACE2.

Even stronger commitments and strong government support led to the fastest ever emergency use approval of two vaccines, both employing nanotechnology: one  by Pfizer-BioNTech, and one by Moderna. Subsequently, additional vaccines have been approved in various countries and several are in development. Almost all of these vaccines target the original 2019-nCoV-Wuhan variant, and all but a few target primarily its Spike protein.

Yet, as the vaccines are being deployed, several new virus variants of tremendous concern have already emerged. Additional virus variants will continue to emerge at an even faster rate because of the widespread dissemination of the virus with many patient bodies serving as virus factories providing historically the greatest ever opportunities for the virus to escape existing vaccines and antibody drugs. It has already been found that as new variants emerge, the effectiveness of the antibody drugs against the new variants is diminishing rapidly. Failure of vaccines and antibody drugs is therefore certain; the only question is how long will it be before the vaccines become substantially ineffective.

Replacing current vaccines with a new vaccine, as has been suggested, would be an endless game of chasing a rapidly changing epidemic that would be costly and also would remain substantially non-responsive to the threat, since the virus will continue to remain many steps ahead of the vaccine. Giving booster doses of existing vaccines repeatedly is both scientifically and epidemiologically or ethically unsupportable except for specific subsets of populations that do not respond to the vaccine without multiple boosters.

It is well known that viruses, particularly RNA viruses, mutate rapidly, and that such changes produce “variants” that can escape from vaccines as well as from antibody drugs. SARS-CoV-2 has a repair mechanism that retains some fidelity during reproduction, and therefore it changes less rapidly than Influenza A viruses or HIV. Nevertheless, given the significant penetration of the virus into human population, and the very high viral loads achieved in severe cases of the infection, the virus has a huge opportunity to change. Additional virus variants will undoubtedly continue to emerge at an even faster rate because of the widespread dissemination of the virus through many patients, their bodies effectively serving as “factories”. This important concern, voiced by several eminent scientists, has not been regarded with the seriousness it deserves by supporting and enabling rapid regulatory development of broad-spectrum drugs targeted at the coronaviruses.

The world has already witnessed at least five important SARS-CoV-2 variants with significant impact, as a result of the large number of persons becoming infected. The very first important variant, namely D614G, replaced the original Wuhan strain completely and rapidly during the first wave of the pandemic itself. In the second wave, we have seen emergence of the lineage B.1.1.7 variant from United Kingdom (Kent and London; now called alpha variant), the N501Y-V.2 (also called lineage B.1.351) from South Africa, and the P.1 variant (also called lineage B.1.1.248) from Brazil. California has seen lineage B.1.429 /(CAL.20C) variant become dominant in Los Angeles county recently, with over 50% of the infections. It appeared to be replacing the earlier dominant CAL.20G variant.

The delta variant from India has replaced the alpha variant almost globally and has caused a new widely spread and severe wave of infections. Several additional variants have been identified. New variants continue to be identified at a rapid pace as viral genome sequencing efforts are accelerated.

A major concern is the fact that the variants that are now becoming dominant have an accumulation of multiple mutations. This is predictive of such variants being more resistant to drugs and vaccines in use. These variants are likely to have been selected against drug pressure or immune system pressure, and thus would likely have resistance to vaccines, antibody drugs, as well as other commonly used drugs, as suggested by eminent scientists. Further, it is now well known that some of the new variants can cause infection of a previously recovered coronavirus patient, as well as previously vaccinated persons, and sometimes may lead to more severe disease than the earlier infection. Such new variants can be logically expected to be resistant to antibodies as well as vaccines. Additionally, it has already been found or suspected that many of the new variants are or are expected to be increasingly resistant to existing antibody drugs. Given the known weak effectiveness of available antibody drugs, even a small resistance would likely allow a variant to escape the current antibody drugs.

Of note, the currently approved drugs, namely remdesivir, the Regeneron antibody cocktail, or the Eli Lilly single antibody drug, had demonstrated only moderate effectiveness in clinical trials. Remdesivir reduced the length to recovery in severe disease cases in hospitalized patients by approximately six days, from 18 days to 12 days in a clinical trial, NIAID ACIT-1, as reported in its European (CHMP) Product Information. The Regeneron drug dosing in a clinical trial was at 2.4g or 8g of total antibody, while the Eli Lilly antibody drug dose in the combination therapy clinical trial was at 5.6g, although single antibody therapy dosages from 700mg upwards are also being evaluated. These high dosage levels are indicative of relatively weak effectiveness. The U.S. Food and Drug Administration (FDA) has granted Emergency Use Authorization (EUA) for the Regeneron REGEN-COV cocktail, and also to an Eli Lilly single antibody bamlanivimab (LY-CoV555) with both authorizations restricted to the treatment of mild to moderate COVID-19 only. Thus, further loss of effectiveness of the existing drugs as new variants emerge would have devastating consequences.

Vaccines, it is now clearly apparent, are neither the great hope nor panacea that the scientific community had once projected them to be for this pandemic. The South African variant, 501Y.v2 is of great concern as scientists believe it may escape current vaccines. Its mutations are also shared by the Brazilian variant, P.1. Vaccinated persons coming down with SARS-CoV-2 infection has already been witnessed. As more variants emerge, existing vaccines would very likely lose effectiveness. An additional concern is that some of the variants are expected to result in greater total fatality numbers. A more contagious variant would cause more number of cases and thus greater number of fatalities. A more lethal variant would lead to a greater proportion of infected patients dying (i.e. a greater case fatality rate). The UK B.1.1.7 (alpha) variant is currently estimated by the UK scientific advisory body, namely New and Emerging Respiratory Virus Threats Advisory Group (NERVTAG), to be highly contagious (transmissible), infectious, and more lethal than previous variants. The Delta variant is estimated to be far more contagious than the alpha variant.

Fiscal Year 2020-2021 in Review

The SARS-CoV-2 virus, despite its current and future variants, is extremely unlikely to escape a broad-spectrum anti-coronavirus drug like the drugs NV-CoV-2 and NV-CoV-2-R that we are developing. This is in complete contrast with drugs based on antibodies, antibody cocktails, as well as with preventative vaccines.

We have been developing broad-spectrum anti-coronavirus drug candidates since the early reports of the new virus from China, then known as 2019-nCoV. We were able to bootstrap this development using our knowledge gained in the earlier endeavors working on SARS-CoV-1 and MERS coronaviruses.

We have been able to conduct this novel drug development at an accelerated pace because of the benefits of our platform technology. We were able to bootstrap our SARS-CoV-2 drug development efforts using the c-GMP-compatible manufacturing processes developed for our then flagship NV-HHV-101 drug candidate for shingles dermal treatment. Further, we have a tremendous advantage in that the Company has its own cGMP-capable manufacturing facility in Shelton, CT. This facility is capable of producing approximately 4kg of the COVID-19 drug per batch. We anticipate that this scale would be sufficient for human clinical trials, and possibly for initial introduction under Compassionate Use, EUA or similar regulatory approval.

In the reported year and subsequently to date, we have already completed pre-clinical IND-enabling studies on our novel SARS-CoV-2 drug candidate NV-CoV-2. In addition to NV-CoV-2 itself as a drug to combat COVID-19, we are also developing another SARS-CoV-2 drug candidate, NV-CoV-2-R, which encapsulates remdesivir inside NV-CoV-2. While remdesivir substantially blocks the replication of the virus inside cells, NV-CoV-2 is designed to block the virus outside cells by entrapping it and thereby not allowing it to infect the cells in the first place. Thus NV-CoV-2-R is designed to block both the intra-cellular life cycle of the virus and the extra-cellular life cycle of the virus. Blocking both lifecycles should enable complete control of the viral disease, promising a potential cure. Remdesivir, sponsored by Gilead, is a known antiviral drug that has received full US FDA approved for treatment of COVID-19 and has received EUA in many countries. We are developing NV-CoV-2-R on our own, independently of Gilead.

We intend to develop NV-CoV-2 through Phase1/2a clinical trials first. Most other drugs for COVID-19 have received EUA only. Dexamethasone, a well-known anti-inflammatory drug, has been found to be very useful in the treatment of severe COVID-19 and is thought to act by suppressing the body’s own immune reaction that is responsible for substantial portion of the lung damage seen in COVID-19, but has severe side effects at the dosages employed. It is not expected to be reducing the viral load itself.

NV-CoV-2 and NV-CoV-2-R were found to be highly effective against a totally lethal coronavirus lung infection in rats based on multiple indicators:

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

The (1) significant improvement in lifespan by a factor of four to five, and (2) the significant prevention of body weight loss, upon treatment with NV-CoV-2 as well as NV-CoV-2-R as compared to treatment with the FDA-approved remdesivir are important indicators for potential human clinical success of the Company’s drug candidates.

The Company studied the effectiveness of these drugs against the human coronaviruses h-CoV-NL63 (NL63) that uses the same ACE2 human cellular protein as receptor to gain entry into cells as do all variants of SARS-CoV-2 and SARS-CoV-1. Additionally, the human pathology of NL63 infection closely mimics that of SARS-CoV-2, albeit with limited disease severity. NL63 is a circulating human coronavirus that can be used in BSL2 labs. NL-63 is therefore being used as a model for anti-SARS-CoV-2 drug development in various labs including ours (see Chakraborty and Diwan for a review: A. Chakraborty and A. Diwan (2020). “NL63: A Better Surrogate Virus for studying SARS- CoV-2”. Integr Mol Med, 2020, vol.7, pp 1-9, doi: 10.15761/IMM.1000408).

Remdesivir (Veklury®, Gilead) has shown relatively weak effectiveness in animal and clinical studies in contrast to its strong effectiveness in cell culture studies. This has been related by scientists to the metabolism of remdesivir in the blood stream that causes loss of effectiveness. The Company has developed the drug candidate NV-CoV-2-R by encapsulating (“hiding inside”) remdesivir into NV-CoV-2. The Company believes that this encapsulation should protect remdesivir from bodily metabolism and thereby significantly increase its clinical effectiveness (see below about pharmacokinetics of NV-CoV-2-R and protection of remdesivir).

The strong effectiveness of NV-CoV-2 and NV-CoV-2-R drug candidates in this animal model is consistent with whose previously reported effectiveness in cell culture studies against infection of two human coronaviruses, hCoV-NL63, which was used in this animal efficacy study, and hCoV-229E, another circulating coronavirus that uses a distinctly different receptor, namely APN. In contrast, while remdesivir was highly effective in the cell culture studies, it was not very effective in this animal efficacy study, a result that is consistent with human clinical studies of remdesivir.

The effectiveness of NV-CoV-2-R observed in this study can be understood as a combination of (a) the improvement in the effectiveness of remdesivir due to encapsulation, and (b) the effectiveness of NV-CoV-2 by itself.

NV-CoV-2-R, we believe, is an excellent demonstration of the power of the nanoviricides platform technology that enables combining multiple modalities seamlessly into a single drug.

We believe that these in vivo study results support a potential synergistic improvement in the drug effect as a result of combining the two different mechanisms of attacking (i) the virus reinfection cycle and (ii) the virus replication cycle simultaneously.

We have developed NV-CoV-2 and NV-CoV-2-R based on its platform nanoviricides® technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. The nanoviricide technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only two attachment points per antibody.

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented there, but it would also get entrapped because the nanomicelle polymer would fuse with the virus lipid envelope, harnessing a well known biophysical phenomenon called “lipid-lipid mixing”. In a sense, a nanoviricide drug acts against viruses like a “venus-fly-trap” flower does against insects. Unlike antibodies that tag the virus and require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only bind to the virus but also complete the task of rendering the virus particle ineffective.

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

We have developed NV-CoV-2-R based on this encapsulation capability that is built into its nanoviricide NV-CoV-2. The Company has chosen to encapsulate remdesivir as the participating drug for blocking the viral replication cycle. Remdesivir is approved by the US FDA for the treatment of patients hospitalized with COVID-19. Encapsulation of remdesivir in the Company’s nanoviricide envelope is believed to protect it from metabolism in the body. This protection can be expected to lead to significant enhancement in the effectiveness of remdesivir itself (in the encapsulated form), by potentially increasing both the effective remdesivir concentration and its duration of action. This could be an additional favorable effect for the Company’s anti-coronavirus drug candidate NV-CoV-2-R. Remdesivir is sponsored by Gilead. The Company is developing its drug candidates independently at present.

It should be noted that animals metabolize remdesivir relatively rapidly, and this has been cited as a reason for poor efficacy of remdesivir in animal models. We further note that the human clinical evidence of remdesivir efficacy against SARS-CoV-2 appears to reflect substantial metabolism in humans as well, albeit perhaps not as strong as in rats, because the human clinical data to date did not reflect as strong an effectiveness of remdesivir in blocking the viral infection as would be expected based on its cell culture studies. Thus, treatment with NV-CoV-2 and with NV-CoV-2-R, at both dose levels employed, markedly extended survival of rats infected intra-tracheally (directly into the lungs) with a lethal dose of human Cov-NL63 virus emulating the SARS-CoV-2 lung disease. Importantly, both treatments were also markedly superior to Remdesivir treatment alone.

Therefore, we believe that both NV-CoV-2 and NV-CoV-2-R have shown strikingly superior effectiveness in animal models of the lung disease caused by the surrogate coronavirus, as compared to the standard of care, remdesivir. The strong safety of NV-CoV-2 is expected to allow its use in circumstances where remdesivir may not be recommended or may be contra-indicates, such as pregnancy or pediatric situations.

The non-GLP safety/toxicology studies in rats have been completed for both NV-CoV-2 and NV-CoV-2-R. Rats dosed at up to 562 mg/kg body weight by tail vein intravenous injection on Days 0,1,3,5,7,and 9 for a total of 3,375mg/kg dose of NV-CoV-2 showed no side effects. No evidence of any severe adverse reactions was observed during the administration of the NV-CoV-2 or Vehicle during the study period and at postmortem examination in all dose groups of animals. All groups including the NV-CoV-2 and Vehicle groups tolerated the compounds similarly. The body fluids and fecal analysis showed no significant difference between the groups. Histopathological examination showed no changes either in the areas of small intestine or large intestine. No changes in organ weight or histology were observed in all dose groups.

The GLP Safety/toxicology studies for NV-CoV-2 have been completed with no evidence of adverse effects. In a GLP neuro-pulmonary safety pharmacology study in rats, the following conclusion was drawn: The intravenous administration of NV-CoV-2 at doses of 25, 50 and 100 mg/kg did not affect respiratory function in rats.

In a GLP cardiovascular function study in the NHP cynomolgus monkeys, the following conclusion was drawn: Intravenous infusion of NV-CoV-2 at 25, 37.5, and 50 mg/kg did not have any toxicologic effects on cardiac rhythm or ECG morphology in cynomolgus monkeys in this study. No significant effects on blood pressure and heart rate were observed after the intravenous infusion of NV-CoV-2.

The broad-spectrum anti-coronavirus effectiveness of NV-CoV-2 and NV-CoV-2-R was established in cell culture studies. Both NV-CoV-2 and NV-CoV-2-R were found to be highly effective in comparison to remdesivir against two distinctly different coronaviruses in our new cell culture studies. Remdesivir is one of the most effective anti-coronavirus drugs in cell culture studies. Therefore our finding that NV-CoV-2 was highly effective and comparable to remdesivir in activity in these cell culture studies was pleasantly surprising. Even more striking was the finding that NV-CoV-2-R exceeded the effectiveness of remdesivir itself in these cell culture studies. These results indicate that NV-CoV-2 and NV-CoV-2-R could be some of the strongest weapons in the fight against coronaviruses and the current COVID-19 global pandemic. These results are consistent with the effectiveness of NV-CoV-2 and NV-CoV-2-R in animal studies against a coronavirus with lung pathology similar to the COVID-19 pathology.

Additionally, strong SARS-CoV-2 infection inhibition activity of NV-CoV-2 was observed in a standard pseudovirion study. Pseudovirion assay is a standard method for evaluating virus entry-inhibitors in BSL2 laboratories and is primarily used for viruses that require high security BSL3 or BSL4 laboratories otherwise. In this study, SARS-CoV-2- pseudovirions virus particles that carry a green fluorescent protein (GFP) producer mRNA inside, and use the SARS-CoV-2 S1 protein on their surface to bind to ACE2 receptor protein on cells were made. They were incubated with NV-CoV-2, or a known neutralizing antibody (positive control), or just the vehicle buffer (negative control). Then these solutions were separately used to infect ACE2 positive cells and the virus allowed to grow. The virus infectivity was determined by measuring the number of GFP positive cells (i.e. infected cells) versus the uninfected cells. In this well-known assay, NV-CoV-2 was as effective as the neutralizing antibody in reducing the virus infection. This study demonstrates that NV-CoV-2 attacks the SARS-CoV-2 virus particles and renders it incapable of binding to the ACE2 positive cells.

NV-CoV-2-R

NV-CoV-2-R was observed to provide significant advantages to its encapsulated component remdesivir in terms of substantially superior pharmacokinetics consistent with our expectation in designing this drug by encapsulating remdesivir within our lead drug candidate NV-CoV-2. This encapsulation results in the dual-acting drug candidate NV-CoV-2-R which we believe has the promise of a potential pan-coronavirus cure.

Pharmacokinetics of Encapsulated Remdesivir Compared to Standard Formulation

Almost double the amount of remdesivir remained intact in plasma when given as the encapsulated NV-CoV-2-R form, in comparison to the standard remdesivir formulation made in betadex sulfobutyl ether sodium (SBECD), during the first day of dosing in a rat pharmacokinetics study in the time profile. Additionally, remdesivir accumulation was observed on repeated dosing of NV-CoV-2-R. After the fifth dose of NV-CoV-2-R (on day 7), in comparison to the standard remdesivir dosing pattern (twice on day 1 followed by daily thereafter; on day 7), the circulating level of intact remdesivir in plasma was 75% greater in the NV-Cov-2-R group as compared to the standard remdesivir group. The data were normalized to reflect the same amount of remdesivir given to the animals per kg body weight for uniform comparison. The assays were performed using the well-established isotopic internal standard method of remdesivir estimation with LCMS detection.

The increased circulating level of intact remdesivir when given as NV-CoV-2-R encapsulated formulation without any increase in toxicity is significant. It can be expected to result in improved antiviral effectiveness of the remdesivir component in human usage of NV-CoV-2-R treatment. This is important because remdesivir is a highly effective drug in cell culture and pre-clinical studies but does not show clinical effectiveness in humans at levels that would be expected based on its cell culture efficacy because of its rapid metabolism. Additionally, there is very little margin to increase remdesivir dosing in its standard formulation because of dose limiting toxicity.

Importantly, NV-CoV-2-R was found to be less toxic than the standard remdesivir formulation in this study. At day 7, when a total of 80mg/kg remdesivir was dosed in the standard formulation, the body weight loss was approximately 9.5% in male and 9.5% in female animals. In contrast, when 80mg/kg of remdesivir was delivered as NV-CoV-2-R encapsulated formulation, at day 7, the weight loss was only approximately 3% in male animals and 1% in female animals that was the same as with the vehicle treatment reflecting injection trauma itself and no drug toxicity.

These data demonstrate that the pan-coronavirus nanoviricide drug candidate NV-CoV-2-R substantially decreases the loss of remdesivir to bodily metabolism in comparison to the standard formulation, and also minimizes toxic effects of remdesivir. We anticipate that this stabilizing effect should lead to a highly effective pan-coronavirus drug that could potentially cure most cases of COVID-19 infection.

Both remdesivir and NV-CoV-2 have demonstrated broad-spectrum activity against coronaviruses. Thus NV-CoV-2-R is expected to continue to be active in spite of evolution of novel variants of SARS-CoV-2. In contrast, antibody drugs and vaccines which induce antibodies lose effectiveness against variants. The more the variant drifts from the original strain, the less protection is offered by vaccines, and effectiveness of antibodies also diminishes significantly. This is now known to be occurring for current vaccines and antibodies during the global COVID-19 pandemic.

NV-CoV-2-R combines (1) the power of the nanoviricides® platform attacking the virus particle outside cells with (2) the power of remdesivir in attacking the virus reproduction inside cells. Additionally, we believe that (3) NV-CoV-2-R would be improving the effect of remdesivir by (a) enabling a higher effective concentration of remdesivir in the body and (b) sustaining this higher concentration for a substantially longer period of time, both compared to the standard formulation of remdesivir, as observed in this pharmacokinetic animal study.

NV-CoV-2-R combines two different mechanisms of attack against the virus and therefore is expected to be substantially more difficult for the virus to evade than either NV-CoV-2 or remdesivir alone. This is important because scientists believe it is only a matter of time before variants of SARS-CoV-2 that evade current vaccines and antibody drugs become commonplace.

Both NV-CoV-2 and remdesivir are expected to retain their effectiveness against existing and emerging variants of SARS-CoV-2. NV-CoV-2 has shown effectiveness against multiple unrelated coronavirus types. Remdesivir has been demonstrated to possess antiviral activity in cell culture against a large number of RNA viruses.

The standard Veklury® formulation of remdesivir in betadex sulfobutyl ether sodium (SBECD) helps with suspending remdesivir in solution, but does not appear to significantly improve upon the metabolic effects. In contrast, NV-CoV-2-R is an encapsulation approach wherein remdesivir would slowly leak out into the bloodstream from the polymeric nano-micelle over time, imparting protection against metabolism and sustained effective levels of the encapsulated drug component over a longer time period.

The strong effectiveness of our drug candidates NV-CoV-2 and NV-CoV-2-R against two unrelated coronaviruses, namely hCoV-NL63 and hCoV-229E, and SARS-CoV-2 pseudovirions in cell culture studies indicates their strong potential for treatment of coronavirus diseases including COVID-19, irrespective of variants or coronavirus types. The broad-spectrum effectiveness of the Company’s drug candidates is very important as coronavirus variants that are reported to evade antibodies, potentially causing disease in spite of vaccination, are becoming widespread as the COVID-19 global pandemic is progressing into its second year.

We believe that our broad-spectrum anti-coronavirus drugs will continue to be effective even as the virus continues to mutate developing into a number of variants of concern. Antibody protection afforded by vaccines and the effectiveness of antibody drugs have continued to decline progressively as new SRAS-CoV-2 variants continue to emerge. We believe that our unique anti-viral nanomachine technology overcomes these issues.

Oral administrations of NV-CoV-2 as well as NV-CoV-2-R were also found to be highly effective in a lethal coronavirus lung infection rat model. The oral delivery requires more dosing for equivalent effect compared to injectable delivery, as is normal for all drugs except a few that directly work in gastroenteric path itself. Additionally, the extremely strong safety of our drugs, particularly NV-CoV-2, is expected to be very important for pediatric application.

Thus we believe that we will be able to develop oral formulations suitable for use in pediatric patients, and we plan to include pediatric cohorts into clinical trials at the appropriate stages. As the variants evolve, pediatric infections and their severity have begun to rise, causing major worldwide concerns even as the world is trying to move towards normalcy in education and child social interactions.

Corporate Events - Intellectual Property

Our drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc.(TheraCour) that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. We have a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of a number of human viral diseases including coronaviruses, herpesviruses, VZV, HIV, Influenza, and others.

On June 9, 2020, we reported in a press release that the Company signed a Memorandum of Understanding (“CovMoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour. The MoU specifically provides a limited, exclusive license to all research and development in the Field for further research and development purposes towards human clinical trials. Dr. Diwan recused himself in the Board’s discussions on the MoU, and recuses himself from the Company’s discussions regarding the license agreements as well. Our Board of Directors retained an independent consultant for the evaluation of the assets in order to develop the full license agreement. We intend to perform the regulatory filings and own all the regulatory licenses for the drugs we are currently developing. We will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials.

On September 14, 2021, we announced execution of a license agreement for the field comprising anti-viral treatments for coronavirus derived human infections with TheraCour on September 9, 2021 (the “CoV Agreement”). The licensed field includes antiviral drugs to treat SARS-CoV-2 and its variants that cause the COVID-19 disease resulting in a global pandemic that continues to rage through the world, wave after wave, as new variants develop and take hold. There was no upfront cash payment for the license and the compensation terms were generally consistent with prior licenses, and are summarized below.

Under the CoV Agreement, we have obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute antiviral drugs that treat human Coronavirus infections using TheraCour’s proprietary as well as patented technology and intellectual property, including the new patent application cited above. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We will not make any upfront cash payments to TheraCour and we have agreed to the following milestone payments to TheraCour: 100,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) upon the execution of the Agreement; 50,000 shares of Series A Preferred Stock after the grant of the approval of Licensee’s Investigational New Drug (IND) Application, or its equivalent; cash payments of $1,500,000 after the initiation of Phase I clinical trials or its equivalent; $2,000,000 after the completion of Phase 1 Clinical Trials or its equivalent for at least one product within twelve (12) months from the date of the acceptance of the IND; $2,500,000 no later than six (6) months after the completion of Phase 2A Clinical Trials or its equivalent for at least one product within twenty (24) months from the date of the completion of Phase 1 or its equivalent; 100,000 shares of Series A Preferred Stock after the initiation of Phase 3 clinical trials or its equivalent; and, at TheraCour’s option, $5,000,000 in cash or 500,000 shares of Series A Preferred Stock, no later than six (6) months after the completion of Phase 3 Clinical Trials or its equivalent for at least one product within thirty-six (36) months from the completion of Phase 2 Clinical Trials or its equivalent. In addition, we agreed to pay to TheraCour fifteen percent (15%) of net sales of licensed products and any income from sublicensed products, consistent with previous agreements. Under the CoV Agreement, TheraCour retains the exclusive right to develop and manufacture the Licensed Products. The Agreement contemplates that the parties will enter into a separate Manufacturing and Supply Agreement for the commercial manufacture and supply of the drug products if and when we intend to engage into commercialization of the drugs. The CoV Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights, as with prior agreements. The Series A Convertible Preferred Shares are only convertible upon a “change of control” of the Company as defined in its full specification, are non-transferrable and have no trading market. Each Series A share carries 9 votes, and is convertible only upon a change of control into 3.5 shares of the Company’s common stock.

To assist in the analysis of the terms of the CoV Agreement, we commissioned research reports on Coronavirus drug market sizes for the Coronavirus antiviral field from an independent consulting agency, Nanotech Plus, LLC. Additionally, we obtained business analysis and valuation reports for potential licensing terms for a coronavirus drug from an independent consultant. NanoViricides was represented by McCarter & English, LLP while TheraCour was represented by DuaneMorris LLP.

A new patent application regarding coronavirus drug candidates has been filed under the Patent Cooperation Treaty (PCT) on June 25, 2021, and is automatically licensed by us under the CoV Agreement. Our anti-COVID drugs are based on polymeric micelle nanomedicine technologies developed by TheraCour and its affiliate, AllExcel, Inc.(“Allexcel”). The inventors at AllExcel have filed a broad PCT patent application that forms the basis of our two lead drug candidates, namely, NV-CoV-2 and NV-CoV-2-R. The new patent application covers the new technologies, compositions, formulations, processes, manufactured products, and methods of use, among other specifics. This patent application was filed on June 25, 2021, application number PCT/US2007/001607, entitled “Self-Assembling Amphiphilic Polymers As Anti-Covid-19 Agents”. Its nominal expiry date would be 20 years, after filing and if issued, i.e. June 24, 2041, and could be extended in certain countries under regulatory extensions to as late as into the year 2043, providing a significant commercial runway.

We believe that we currently do not need a license for the use of remdesivir in developing the novel nanoviricide drug candidates that encapsulate remdesivir. We have undertaken encapsulation of remdesivir into certain of its drug candidates for the treatment of coronavirus because we believe that this encapsulation would result in substantial patient benefits. However, we believe that our anti-coronavirus drug candidates have shown significant anti-coronavirus activity in cell culture and animal studies, and therefore are expected to be viable drugs against human coronavirus infections by themselves, without encapsulating remdesivir. At present, we believe that to develop our drug candidate NV-CoV-2 as independent, we may need to also use the approved remdesivir treatment as standard of care in addition to the new nanoviricide drug candidate in the human clinical trial treatment arm. It may be possible that encapsulation would improve the pharmacokinetics of remdesivir and thereby improve its effectiveness when in encapsulated form. These possibilities can only be evaluated in a human clinical trial. We believe that any license for the use of remdesivir encapsulation in our novel drugs, if necessary, will be feasible in the interests of resolving the pandemic. We would also be willing to collaborate with Gilead Sciences, Inc., the developer of remdesivir, for developing the encapsulated drug. There is currently no collaboration agreement with Gilead Sciences, Inc., nor any assurance that such an agreement can be reached. The Company is currently developing its anti-coronavirus clinical drug candidates NV-CoV-2 and NV-CoV-2-R independently.

Corporate Events - Financing

We had approximately $20.5 million cash in hand as of June 30, 2021, the end of the reporting period. We spent approximately $8.2 million in cash on operating activities in the reported year, although our expenditure is expected to increase upon commissioning of human clinical trials. We believe we have sufficient financing to complete at least the initial set of human clinical trials for our most advanced drug candidate, namely, NV-CoV-2.

On July 8, 2020, we entered into an underwriting agreement (the “Underwriting Agreement” or “Offering”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”, now EF Hutton Group). The Offering was consummated on July 10, 2020, whereby we sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to us from the Offering was approximately $10.4 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

On July 31, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to the Sales Agents, shares of Common Stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by us to the Sales Agents, and we cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of our Common Stock, capital needs and determinations by us of the appropriate sources of funding. We are not obligated to make any sales of Common Stock under the Sales Agreement and we cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. We will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. We have also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.

On March 2, 2021 we sold 814,242 shares of common stock at an average price of $7.83 under the “At-the-Market Issuance” Sales Agreement with B. Riley Securities, Inc. The net proceeds from the offering were approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

Management believes that the Company has several important milestones to be achieved in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced and support our goals of obtaining approvals for our COVID-19 drug candidates, marketing, establishing additional commercial scale manufacturing, and re-engaging additional drug development programs that are currently on hold.

Corporate Events - Board

On November 19, 2020, we announced that Mr. Brian Zucker, CPA, has joined the Company’s Board of Directors, effective November 13, 2020, as an independent director. He was also appointed as a member of the Board’s Audit Committee, Nomination Committee and Compensation Committee. Mr. Zucker is a Partner at CFO Financial Partners, LLC (https://www.cfopartners.com/), a firm that provides outsourced CFO (Chief Financial Officer), Controller and Financial Operations services as well as back office reporting and bookkeeping services for public and private companies, broker dealers, hedge funds, and family offices and high net worth individuals, among others. Mr. Zucker also serves as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. In addition to and simultaneously therewith, Mr. Zucker has served as a Partner at RRBB Accountants & Advisors, (aka Rosenberg Rich Baker Berman & Co.), a full-service accounting, advisory and consulting firm located in Central New Jersey. He has over thirty years of experience as a CPA specializing in the securities industry.. From 1983 through 1986, Mr. Zucker was a Senior Consultant at Deloitte Haskins and Sells and at Price Waterhouse from January 1987 through September 1989. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), CFO of Natcore Solar Technology, Inc. (NTCXF) and as a Managing Director of American Frontier Financial Corp. (EVIS). Since May 2018, he has been serving as the CFO of EIG Energy Partners Capital Markets, LLC. Brian holds a CPA in States of New Jersey and New York, and holds several FINRA licenses. He is on the Board of Directors of National Investment Banking Association (NIBA). Mr. Zucker obtained a B.S. in Public Accounting from Pace university. We believe we have thus strengthened our Audit Committee and our Board of Directors with the addition of Mr. Brian Zucker who brings valuable multi-faceted experience with public companies, as well as financings and banking institutions to our Board.

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

Our Drug Program: NV-HHV-101 Skin Cream for the Treatment of Shingles Rash

NV-HHV-101 is our lead drug candidate in the HerpeCide™ program. It has advanced as a skin cream through pre-clinical development stages and at present it is at the IND application stage, with the design of clinical protocols, clinical site selection, and preparing for clinical trials, in process.

On August 5, 2019 we reported that NV-HHV-101 has been found to be safe and well tolerated at all dosage levels in the clinical observation portion of the GLP Safety/Toxicology study of NV- HHV-101 as a dermal treatment. The in-life stage of the first part of the GLP Safety/Toxicology studies was completed. Both the non-GLP and GLP Safety/Toxicology studies were conducted by BASi, Evansville, IN, a Contract Research Organization that is specialized in IND-enabling safety/toxicology studies.

On December 9, 2019, we further reported the current status of NV-HHV-101 in a press release, as discussed at the Annual Shareholders’ Meeting held on December 7, 2019. The in-life animal studies portions of the required GLP safety/toxicology studies were already completed then and resulting blood samples were sent by the contract research organization, BASi, to other laboratories for different analyses. We had also sent the NV-HHV-101 drug product for other required testing to different laboratories. Most of the studies were already completed by the external collaborators and we were then awaiting draft reports from the completed studies to guide the IND application drafting.

However, the COVID-19 epidemic expanded across the US, and also globally, since March 2020, and did not show signs of abating rapidly. It became apparent that this epidemic would have a significant impact on any new clinical trials for other viruses such as for our shingles treatment development. The impact would be in terms of the ability to recruit and retain patients, as well as in the design of the clinical trial in presence of COVID-19 related contingencies, and most importantly, in the interpretation of the resulting datasets. We therefore determined that it was better to wait for resolution of the COVID-19 epidemic prior to entering into NV-HHV-101 clinical trials.

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

Our Coronavirus Drug Development Program Prior to Clinical Candidate Declaration – Rapid Development of Novel drug Candidates Against a Novel Disease-Causing Virus was Enabled by Our Platform Technology:

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

We also developed anti-coronavirus assays for testing these compounds in our own BSL2 certified Virology laboratory very quickly. These cell culture assays employ known less hazardous, circulating human coronaviruses. Of these, coronavirus hCoV-NL63 uses the same ACE2 receptor, but causes a milder disease with similar pathological manifestations, as do SARS-CoV-1 and -2. HCoV-NL63 is known to cause severe lower respiratory tract infections in young children leading to hospitalization. The symptoms are generally less severe than SARS-CoV-2 but are similar. In most cases, hCoV-NL63 causes relatively mild disease, often associated with croup, bronchiolitis, and lower respiratory tract disease in children, and is considered to cause some of the common colds in adults. Thus, the clinical manifestation of hCoV-NL63 infection in pediatric patients is similar to that of SARS-CoV-2, although much less severe. SARS-CoV-2 causes clinically similar milder forms of disease in most patients, but moderate to severe disease requiring hospitalizations in about 15-20% of infected persons. These similarities imply that hCoV-NL63 should be a reasonable model virus for antiviral cell culture and animal studies in BSL2 environment in the course of antiviral drug development for SARS-CoV-2. Thus NL63 serves as a good surrogate for SARS-CoV-2 drug development. Another coronavirus we are testing against, namely hCoV-229E, uses a different but somewhat related receptor (in terms of biophysics). Investigating against both of these strains would allow us to examine which of the test candidates have more broad-spectrum effectiveness against coronaviruses. However, there can be no assurance that successful results against these forms of coronaviruses will lead to similar results against SARS-CoV-2. There can be no assurance that even successful results against SARS-CoV-2 itself will lead to successful clinical trials or a successful pharmaceutical product. This is true of every drug development effort against SARS-CoV-2. The effectiveness of a drug against SARS-CoV-2 will need to be evaluated in human clinical trials.

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

We believe the fact that these nanoviricides anti-coronavirus drug candidates are highly effective against two distinctly different coronaviruses that use different cellular receptors is very significant. Specifically, we believe this provides substantial confidence and scientific rationale that even if the SARS-CoV-2 coronavirus mutates, the nanoviricides can be expected to continue to remain effective. In contrast, it is generally thought that SARS-CoV-2 may be able to escape antibodies being developed as drugs. Antibodies are known to become ineffective upon viral mutations.

We believe that broad-spectrum anti-coronavirus drugs such as our nanoviricides drug candidates would be expected to provide the ideal solution for combating COVID-19, provided that the candidates show effectiveness in human clinical trials.

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

We accelerated the development of a second generation nanoviricide against COVID-19 given that a well known drug that affects the replication cycle is already available and is the only direct-acting antiviral currently authorized in the USA, namely remdesivir. While highly effective in cell cultures, the clinical effectiveness of remdesivir is known to be limited by the rapid metabolism it undergoes in the bloodstream upon infusion. We had hypothesized that by encapsulating remdesivir into our nanoviricide, it may undergo limited metabolism thereby improving its effectiveness. This hypothesis has borne true as discussed above under the heading “Pharmacokinetics of NV-CoV-2-R”.

On September 16, 2020, we announced that we had nominated a clinical drug candidate, identified as NV-CoV-1-R for further development. We also continued to work on additional variants of various potential anti-coronavirus drug candidates. We thus guard against the risk of unknown effects in the drug development process. One of these drug candidates, namely, NV-CoV-2 was found to have several advantages over NV-CoV-1 in terms of manufacturability and dose formulation. Therefore we determined that it was best to advance NV-CoV-2 and NV-CoV-2-R as the top-level clinical drug candidates against COVID-19.

As of this writing, we have completed the required pre-clinical studies for NV-CoV-2. We are now in the process of organizing human clinical trials that will be required to determine the safety and effectiveness of NV-CoV-2 and NV-CoV-2-R, for regulatory drug approvals.

Remdesivir is a well-known antiviral drug (developed by Gilead) that has been approved for emergency use treatment of SARS-CoV-2 infection or COVID-19 in several countries. NV-CoV-2 is a novel agent that is being used as an adjuvant to remdesivir in creating NV-CoV-2-R, to improve the overall effectiveness. It is well known that remdesivir suffers from rapid metabolism in circulation that breaks down the pro-drug to its nucleoside form which is not readily phosphorylated and therefore has poor effectiveness. We anticipate that encapsulation in NV-CoV-2 may protect remdesivir from this rapid metabolism. If this happens, the effective level and stability of remdesivir in the body would increase. This increase may lead to increased effectiveness if there are no adverse effects. Such increased effectiveness, if found, may also allow reduction in the required dosage of remdesivir in the encapsulated form, i.e. as NV-CoV-2-R. In this sense, NV-CoV-2 can be viewed to act as an adjuvant that enhances the effect of remdesivir, a known antiviral against SARS-CoV-2. We have already found that in animal studies indeed the remdesivir effective levels are increased in the encapsulated form of NV-CoV-2-R, and the effectiveness is also increased as an anti-coronavirus agent, as compared to the standard remdesivir/SBECD formulation Veklury (Gilead).

Investor Outreach

During the reporting period and thereafter, we continue to make significant efforts in our investor outreach programs. We have retained Tradigital, Inc. as its investor relations firm. In addition, we have presented at various investor conferences. We have also been interviewed on national and investor-oriented channels, unsolicited, due to our engagement in COVID-19 drug development efforts.

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

On April 22, 2020, Dr. Diwan presented a corporate update focused on the COVID-19 and shingles programs at the Planet Microcap Virtual Showcase 2020.

On June 30, 2020, we reported in a press release that Nanoviricides, Inc. had been added to the Russell Microcap® Index effective after the U.S. markets opened on Monday, June 29, 2020. Membership in the Russell Microcap® Index, which remains in place for one year, means automatic inclusion in the appropriate growth and value style indexes. FTSE Russell determines membership for its Russell indexes primarily by objective, market-capitalization rankings and style attributes. Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies. Approximately $9 trillion in assets are benchmarked against Russell’s US indexes. Russell indexes are part of FTSE Russell, a leading global index provider. Inclusion of NanoViricides in the Russell Microcap Index may be expected to increased participation in the NNVC stock positions of investment managers and institutional investors that purchase, follow or employ this index.

On July 21, 2020, Dr. Diwan, was invited to participate in the “B. Riley FBR Virtual Infectious Disease Summit – Therapeutics Day”. The Conference was organized by B. Riley FBR, Inc. (https://brileyfbr.com/). Dr. Diwan participated in Panel #3 at 2020 at 2:10 p.m. ET, entitled “Taming the Severe Disease Presentations”.

On September 3, 2020, Dr. Diwan provided a further update on our programs at the LD500 Virtual Conference, as reported by the Company in a press release issued on September 4, 2020.

On September 30, 2021, Dr. Diwan presented an update at the Benzinga Healthcare Small Cap Conference-2021 on our programs entitled “Pan-coronavirus Broad-spectrum Nanomedicines NV-CoV-2 and NV-CoV-2-R to Attack the SARS-CoV-2 Virus and its Variants in the Global Pandemic”.

We have provided updates on our progress via press releases.

Thus we have made strong progress in drug development, despite engaging into a novel drug program against coronaviruses in response to the current pandemic, as well as financing and leadership building in the reported year.

The Company’s primary focus is on bringing its broad-spectrum anti-coronavirus drug into human clinical trials as soon as possible, in response to the current pandemic, as detailed above.

Our other lead program, namely NV-HHV-101 skin cream for treatment of shingles rash, is now in IND-ready stage, with clinical trial design and clinical trial selection as the remaining steps prior to filing an IND. Shingles is caused by reactivation of VZV (Varicella-Zoster Virus), which causes chickenpox in children. Several additional indications in the HerpeCide™ program, including skin creams for the treatment of “genital ulcers” (HSV-2), and for the treatment of “cold sores” (HSV-1”) are expected to follow the shingles candidate into clinical development. In addition, we have drug candidates in development against severe influenzas (including bird flu), HIV, Dengue, Ebola/Marburg and other viruses at different preclinical stages. According to a 2014 market report prepared by Jain PharmaBiotech (“Jain”), entitled “Antiviral Thereapeutics, Technologies, Markets & Companies,” the overall market size for our potential drugs is estimated to be between $40~65 Billion by 2023. This broad pipeline is enabled by our unique post-immunotherapeutic “bind-encapsulate-destroy” technology platform.

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

Our drug candidates are licensed from TheraCour, and are developed by TheraCour for the Company on the basis of several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour. Unlike usual pharma industry licenses that are specified for single chemical entities or for groups of similar chemical entities, our licenses are specified for the vertical application field of use, thereby providing us with a large universe of diverse development candidates under the same umbrella. The Company has exclusive licenses from TheraCour for drug candidates derived from and based on TheraCour’s technologies for several viruses. In 2005, the Company obtained a license from TheraCour for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus (INF), Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. Thereafter, on February 15, 2010, the Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types for Dengue viruses (DENV), Japanese Encephalitis (JEV), West Nile Virus (WNV), viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes Keratitis, and Ebola/Marburg viruses. While herpes simplex viruses were already specified as licensed previously, the term “ocular herpes keratitis” was added to this additional license agreement at the specific request of the Company for clarity only. In addition, the Company completed the process of licensing the VZV (shingles, chicken pox virus) field from TheraCour in November 2019.

The Company further completed the process of licensing antivirals for the field of human coronavirus indications in September 2021. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has requested.

We retain worldwide exclusive rights to commercially develop, commercialize, and market the licensed products. We pay TheraCour for the R&D work asked to be performed by the Company to develop these drugs, their chemistries, formulations, and manufacturing processes, substantially at cost, with a certain fee as specified in the license agreements. We may perform initial developmental testing by ourselves and through third parties, such as academic labs, government institutions, contract research organizations, for safety and effectiveness, among other tests. The Company may perform further IND-enabling advanced pre-clinical studies using third parties, such as contract research organizations, usually on clinical drug candidates. We expect to perform human clinical trials using contract research organizations with expertise in such clinical trials. We intend to sponsor the drugs for commercialization activities and obtain the rights of commerce under various regulatory authorities for its own use.

We focus our research and clinical programs on specific anti-viral therapeutics and are seeking to add to its existing portfolio of products through our internal discovery and clinical development programs and through an in-licensing strategy. To date, we have not commercialized any product.

Our objectives are to create the best possible anti-viral nanoviricides and then subject these compounds to rigorous laboratory and animal testing towards US FDA and international regulatory approvals. Our long-term research efforts are aimed at augmenting the nanoviricides that we currently have in development with additional therapeutic agents to produce further improved anti-viral agents in the future. We believe that many viral infections that are at present untreatable or incurable would be curable using such an advanced approach.

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

We were able to rapidly develop the injectable/infusion formulation, an inhalable formulation for delivery directly into lungs, as well as an oral formulation of NV-CoV-2 and NV-CoV-2-R in a very short time because of the features of our nanomedicines technology.

We have previously manufactured multi-kilogram quantities of the final drug product for shingles cGLP Safety/Toxicology studies that are required for filing an IND.

We were able to rapidly develop the injectable/infusion formulation, an inhalable formulation for delivery directly into lungs, as well as an oral formulation of NV-CoV-2 and NV-CoV-2-R in a very short time because of the features of our nanomedicines technology.

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

We have developed in-house cell culture screening capability for developing drug candidates against human Coronaviruses(h-CoV), VZV, HSV-1 and HSV-2, as well as influenzas and HIV, among others. This capability has substantially strengthened our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. We believe this has significantly improved our ability to find highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

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

Our HerpicideTM Drug Development Programs

In addition to the rapid advancement in drug development against human coronaviruses in response to the current pandemic undertaken since January  2020, as described earlier, in previous years, we had focused our efforts primarily on the HerpeCide program. We are developing drugs against three indications in this program in parallel at present, namely, HSV-1 “cold sores” (orolabial herpes and recurrent herpes labialis or RHL), HSV-2 “genital ulcers”, and VZV shingles. We are developing topical treatments (skin creams or lotions) for these three indications. All of the drug candidates in these three leading indications comprise common chemistry features and are based on the same family of ligands and polymers, enabling efficient parallel development. Our parallel development of these indications maximizes return on investment and shareholder value. Of these, the shingles indication program is in the process of clinical trial design and clinical site selection, which will be a part of the IND application. The IND filing has been delayed due to the potential impact of COVID-19 on upcoming human clinical trials, and we will complete this task to engage into clinical trials as soon as the pandemic wears down to the point that these clinical trials can be conducted without excessive impact on design, execution, and cost of the trials. We believe that the other two indications will advance to an IND stage in the very near future.

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

The Human Coronavirus Treatment Drug Program

In a very short time, we have been able to develop drug candidates worthy of human clinical trials to treat SARS-CoV-2 infection that causes COVID-19 spectrum of diseases.  We are currently advancing NV-CoV-2 and NV-CoV-2-R as the clinical drug candidates towards human clinical studies.

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

Several companies are advancing drug candidates for the management of COVID-19, and many have received EUA. Most of the drug candidates are designed to provide benefits that are not directly associated with attacking and controlling the virus. Merck and Ridgeback are developing an antiviral called molnupiravir, which may have oral use applicable to infected persons in very early stages of disease. Pfizer is developing several antivirals against coronaviruses. None of these drugs attack the external circulating virus particles or block the re-infection cycle as NV-CoV-2 is designed to do. Thus, their mode is complementary to NV- CoV-2 and combination therapy with one of these drugs and NV-CoV-2 may yield substantial benefits. We also note that none of these drugs in development attack the complete lifecycle of the virus as NV-CoV-2-R is designed to do, to the best of our knowledge.

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

We have found in preclinical studies that the nanoviricides drug candidates developed against herpes HSV-1 and HSV-2 are also effective against the shingles virus, namely VZV, also called HHV-3 (human herpesvirus-3) in cell culture studies in house. These data were presented at the American Society of Virology 2017 annual meeting held in June 2017 at Madison, WI. Additional studies have continued to demonstrate strong effectiveness as the development progresses.

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

In addition, we have continued our agreement with SUNY Upstate Medical University for the testing of the Company’s nanoviricides® drug candidates against VZV, i.e. the shingles virus. This research is being performed in the laboratory of Dr. Jennifer Moffat.

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

cGMP Manufacture

We have already manufactured our drug candidate, NV-HHV-101, in a cGMP-compliant manner at this facility for the IND-enabling GLP Safety/Toxicology study. The drug substance, or active pharmaceutical ingredient (API) was produced at approximately 1kg-scale. Drug products, i.e. different dose levels of the skin cream, were made at scales of 3-5kg batches.

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

HIVCide™

We intend to re-engage the HIVCide program once the HerpeCide drug candidates enter human clinical trials, resource permitting. Previously, the drug candidates in the HIVCide™ program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. The Company believes that this strong effect and sustained effect together indicate that HIVCide can be developed as a single agent that would provide “Functional Cure” from HIV/AIDS. The Company believes that substantially all HIV viruses can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, the Company believes that this therapy would also minimize the chances of HIV transmission. The Company is currently optimizing the anti-HIV drug candidates. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. The Company believes that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal. Certain anti-HIV nanoviricides have already been demonstrated that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered.

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

Safety and Toxicology Studies

Our novel drug candidate for COVID-19 treatment, NV-CoV-2 has successfully completed GLP safety/toxicology studies required for filing an IND application in the near future. Both NV-CoV-2 and NV-CoV-2-R have successfully completed pre-clinical safety/toxicology studies.

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

After the COVID-19 clinical program advances, we plan on taking our anti-VZV drug candidate NV_HHV-101 into human clinical studies.

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

Large Market Sizes – The Company Targets an Overall Anti-Viral Drug Market Size that Exceeds $40B

We have not attempted to evaluate the market size of coronavirus drug candidates. During the pandemic, it is clear that hundreds of billions of dollars are being spent on vaccines and therapeutics for COVID-19 treatment worldwide. However, it is expected that overall number of cases and their severity would go down as time progresses assuming that the available vaccines remain effective. Novel SARS-CoV-2 variants however continue to evolve and continue to improve in their transmissibility, infectiousness, as well as vaccine and antibody avoidance. Further, given the penetration of this virus, it is generally believed that it will become endemic. Based on these considerations, it can be expected that the market size for anti-coronavirus drugs will continue to be in several billions of dollars annually even after the pandemic abates.

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

In September 2021, we entered into a Licensing Agreement (the “CoV Agreement”) with TheraCour for an exclusive license for us to use, promote, offer for sale, import, export, sell and distribute products for the treatment of human coronavirus derived indications, described in detail earlier. These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge base that is utilized for developing the drugs and making them successful.

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

Table 1: Intellectual Property, Patents, and Pending Patents Licensed by the Company

Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
US6,521,736 (Certain specific amphiphilic polymers).	Issued: Feb 18, 2003	Feb 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell. [Nonexclusive license from TheraCour Pharma].

PCT/US06/01820 (SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS).	Applied: Jan 19, 2006 PCT U.S. Issuance: May 8, 2012.	October 2028 (estimated)	Applications are in various prosecution stages. Fifty-two of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2029(estimated)	Applications are in various prosecution stages. Nine of these have been issued or validated	TheraCour Pharma, Inc. [Exclusive License].

PCT/US21/39050☐ SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTI-COVID-19 AGENTS	Applied: June 25, 2021	Ca. 2043 (estimated)	PCT Application filed.	TheraCour Pharma, Inc. [Exclusive License].

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

We intend to file the patent application for HerpeCide before entering human clinical trials, as we have done for our Coronavirus program. The estimated expiry date for the HerpeCide patents, if and when issued, would be no earlier than 2042-2047.

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

Table 2. NanoViricides Drug Products in Development
Program		Drug	Virus	Indication	Development Stage	Priority
I	Human Coronavirus Program	1	human coronaviruses including SARS-CoV-2	COVID-19, Seasonal coronavirus afflictions	IND-enabling	A

II	HerpeCide™ Dermal Topical and Eye Drops	1a	Varicella-Zoster Virus (VZV)	Shingles	IND-Writing	B
		1b		PHN	Advanced Preclinical	D
		1c		Chickenpox	Advanced Preclinical	D
		2a	HSV-1	Herpes “Cold Sores”	Advanced Preclinical	C
		2b		Recurrent Herpes Labialis (RHL)	Advanced Preclinical	D
		3	HSV-2	Genital Herpes	Preclinical	C
		4	HSV-1, HSV-2	Ocular Herpes Keratitis (HK)	Preclinical	D
	HerpeCide™ IntraOcular Injection	5	VZV, HSV-2, HSV-1	viral Acute Retinal Necrosis (vARN)	Preclinical	D

III	FluCide™ Broad-Spectrum Anti-Influenza nanoviricide	6	All Influenza A	Injectable FluCide™ for hospitalized patients	Advanced Preclinical Pre-IND Meeting held with US FDA	D
		7	All Influenza A	Oral Flucide™ for outpatients	Advanced Preclinical Pre-IND Meeting held with US FDA	D
IV	Nanoviricide Eye Drops	8	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical	E
V	DengueCide™	9	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical	F
VI	HIVCide ™	10	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical	D
VII	Other Nanoviricides Drug Projects	-	Ebola/Marburg, Rabies, MERS, Others	Broad-Spectrum nanoviricide drugs against different viruses and indications	R&D	F
VIII	HerpeCide™ Program Expansion Drug Projects	-	Possible EBV, HCMV, HHV-6A, HHV-6B, HHV7, KSHV	Broad-Spectrum nanoviricide drugs against different herpes viruses for different indications	R&D	F
IX	Long Term Projects	-	Various	Technologies for Cures for Persistent Viral Diseases	R&D	F

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

Drug Development Plan

We intend to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials. With sourcing of materials from TheraCour, the Company prefers to manufacture these drugs in our own facility. However, the Company may manufacture these drugs under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that we may pursue.

Manufacturing

Manufacturing of Research Materials

Nanomaterials that form the basis of our nanoviricide drugs are produced for research by TheraCour at our facilities in Shelton, Connecticut, under our licensing agreements with TheraCour.

Manufacturing of Drugs

We intend to manufacture Injectable Coronavirus drug candidates and drugs, Dermal Topical anti-VZV anti-HSV-1, anti-HSV-2 candidates and drugs, as well as anti-HSV Eye Drops/Gels, Injectable and Oral FluCide, HIVCide, DengueCide, RabiCide and other drugs for pre-clinical animal studies and human clinical studies, in facilities owned by us, through human clinical trials of each of the clinical drug candidates. Our cGMP-capable manufacturing facility in Shelton, CT has sufficient capacity for supply of the pre-clinical and clinical batches needed for all of our drug candidates as and when they are anticipated to be needed. The Company may go to a cGMP third party provider for the final fill-and-finish of the clinical drug products if necessary.

With recent successes in production scale-up, we believe that it now has sufficient capacity at the Shelton cGMP-capable manufacturing facility to enable market-entry of our first drugs upon approval, potentially enabling the Company to build itself into a fully integrated pharmaceutical company ("FIPCO"), which could provide substantial shareholder value. We note as a risk factor that there is no guarantee that the Company can take its drug candidates successfully through clinical trials, and if it does, that it can obtain marketing approval, and if it does, that it can market the drugs successfully. For our future commercial products, we will need to develop additional manufacturing capabilities and establish additional third-party suppliers to manufacture sufficient quantities of our product candidates to undertake clinical trials and to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to conduct large-scale clinical trials and meet customer demand for commercial products would be adversely affected.

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

Several companies are advancing drug candidates for the management of COVID-19, and many have received EUA. Most of the drug candidates are designed to provide benefits that are not directly associated with attacking and controlling the virus. Remdesivir, an antiviral drug, has received full approval, but has limited effectiveness. Merck and Ridgeback are developing an antiviral called molnupiravir, which may have oral use applicable to infected persons in very early stages of disease. Pfizer is developing several antivirals against coronaviruses. None of these drugs attack the external circulating virus particles or block the re-infection cycle as NV-CoV-2 is designed to do. Thus, their mode is complementary to NV-CoV-2 and combination therapy with one of these drugs and NV-CoV-2 may yield substantial benefits. We also note that none of these drugs in development attack the complete lifecycle of the virus as NV-CoV-2-R is designed to do, to the best of our knowledge.

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

The work-plan we have developed for the next twelve months is expected to enable us to file an investigational new drug application (IND) for the coronavirus drug program and, provided that our clinical plan is approved by the regulatory agency, to begin Phase1/2a human clinical trials. Given our dependence on external collaborators for the studies and study reports, we cannot provide time estimates. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We are experiencing extreme staffing constraints as well as facility and resources constraints. We note as a risk factor that these resource constraints may cause further delays in our estimated timelines.

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

This work-plan is expected to reduce certain risks of drug development. We believe that this coming year’s work-plan will lead us to obtain certain information about the safety and efficacy of our anti-coronavirus drug candidates in animal models in IND-enabling GLP Safety/Toxicology studies. We believe these data will enable us to file an IND application under the expedited FDA regulatory processes. We believe that in the coming fiscal year we will be able to perform Phase I/IIa human clinical trials and obtain valuable information on the safety and tolerability of our anti-coronavirus clinical drug candidate in humans, towards the goal of obtaining emergency use approval. If our studies are not successful, we will have to develop additional drug candidates and perform further studies, or further advance our other programs, for example VZV, HSV-1 or HSV-2 drug candidates, into human clinical trials. If our studies are successful, we would be more confident in further developing our Coronavirus, HerpeCide as well as other program drug candidates and may be in a position to re-engage our highly valuable drug programs including HIVCide and FluCide.

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

The anti-shingles nanoviricides® drug candidates achieved dramatic reduction in infection of human skin by the VZV, the shingles virus in this study. These findings corroborate the previously reported findings of inhibition of VZV infection of human cells in culture. The antiviral effect of certain nanoviricide drug candidates was substantially greater than the effect of the standard positive control of cidofovir added into media. Even more remarkably, the effect of these nanoviricides drug candidates was equivalent to a topical formulation of 1% cidofovir applied directly onto the skin patch. A topical skin cream containing 2% cidofovir is clinically used in very severe cases of shingles. However, the cytotoxicity of cidofovir is known to cause ulceration of the skin to which it is applied, followed by natural wound healing.

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

On September 9, 2021 the Company entered into an Agreement with TheraCour for an exclusive, worldwide license to use, promote, offer for sale, import, export, sell and distribute products for the treatment of human Coronavirus derived indications. The Company was not required to make any upfront cash payments to TheraCour and agreed to milestone payments to TheraCour.

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

Development costs and other costs charged by TheraCour for the years ended June 30, 2021, 2020 and 2019 were $2,803,827, $2,158,034, and $3,119,863, respectively. At June 30, 2021, $31,539 was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2021.

TheraCour is affiliated with the Company through Dr. Anil Diwan, President, who is a director of the corporation, and owns approximately 90% of the capital stock of TheraCour, which itself owns approximately 4.1% of the common stock of the Company at June 30, 2021

TheraCour owns 470,959 shares of the Company’s outstanding common stock and 200,000 shares of the Company’s Series A preferred stock at June 30, 2021.

Employees

As of September 30, 2021, the Company had approximately seventeen employees, including those at TheraCour. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. TheraCour currently has a staff of approximately ten, most of who are scientists with PhD or advanced degrees and experience. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

•	The COVID-19 pandemic has adversely affected our business and its continued impact is unknown and difficult to predict.
•	Our company is in the developmental stage and has no products approved for commercial sale, no generated revenue, and may never achieve profitability.
•	The Company will need to raise substantial additional capital in the future to fund operations.
•	Due to the nature of the process involved in the development process of pharmaceuticals, the Company can provide no assurance of the successful and timely development of new drugs.
•	The Company must comply with significant and complex government regulations, which may delay or prevent the commercialization of drug candidates.
•	The Company can provide no assurance that drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.
•	In the event that regulatory approvals are obtained, drug candidates will be subject to regulatory review. Failing to comply with U.S. and foreign regulations could result in loss of approvals to market such drugs and would harm the business.
•	Development of drug candidates requires significant research and development, which will lead to significant research and development costs.
•	The Company will be unable to proceed with its business plan without obtaining additional financing.
•	The Company has limited experience in conducting or supervising clinical trials and must outsource clinical trials. Additionally, we lack suitable facilities for clinical testing which leads to a reliance on third parties.
•	The Company may be unable to attract or retain and motivate skilled personnel which will delay product development programs and research and development efforts.
•	The Company has no sales or marketing personnel.
•	The Company’s collaborative relationships with third parties could cause the Company to expend significant resources and incur substantial business risk with no assurance of financial return.
•	The Company may be liable for damages caused by biological and hazardous material.
•	The Company depends on senior management and their loss or unavailability could put the Company at a competitive disadvantage.
•	There exist conflicts of interest among officers, directors and stockholders.
•	Risks relating to dependence on U.S. government contracts.
•	Company common stock may be considered “penny stock”.
● ·	Management of the Company has identified a material weakness in internal controls that if not remediated could result in material misstatements in our financial statements.

These and other material risks we face are described more fully herein which investors should carefully review prior to making an investment decision with respect to the Company or its securities,

Risk Related to the COVID-19 Pandemic

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

We have incurred significant operating losses and may not ever be profitable. As of June 30 2021, we had a cash and cash equivalent balance of $20,516,677. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of $114,385,313 at June 30, 2021. Such losses are expected to continue for the foreseeable future.

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

Because we expect to expend substantial resources on R&D, our success depends in large part on the results as well as the costs of our R&D. A failure in our R&D efforts or substantial increase in our R&D expenses would adversely affect our results of operations. R&D expenditures are uncertain and subject to much fluctuation. Factors affecting our R&D expenses include, but are not limited to:

•	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;

•	the number, extent, and outcome of pre-clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number and extent of IND-enabling pre-clinical studies including CMC Studies, Tox Package Studies, and Quality Programs that we may be required to conduct;

•	the number of drugs entering into pre-clinical development from research; for example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision;

•	licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as R&D expense; and

•	maintenance of our relationship with our licensing partner TheraCour and our rights and obligations under the license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy payment obligations under such agreement, our ability to develop and commercialize the affected product candidate may be adversely affected. Any loss of our rights under our license agreements could delay or completely terminate our product development efforts for the affected product candidate.

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

We have estimated a total cash expenditure budget of approximately $16 million for the next 12 months, of which approximately $12 million is expected to be spent on research and development for our drug candidates, including the IND filing, human clinical trials of one of our lead drug candidates NV-CoV-2 and NV-Covid-2-R for Treatment of Coronavirus deceases, and approximately $4 million is budgeted for general and administrative expenses.

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

Certain of the patents, that comprise the intellectual property that we license, expire between 2022 and 2028. While we believe the patent holders may seek additional patent coverage that may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan and we currently do not have any products for sale. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Dr. Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of June 30, 2021, owned 4.1% of our common stock, and 200,000 shares of the Company’s Series A preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

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

Failure to remediate a material weakness in internal accounting controls could result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness in internal control over financial reporting resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. The material weakness has not been remediated as of June 30, 2021. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Our Coronavirus drug candidates would compete with several already approved therapies (either EUA or full approvals).

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

At June 30, 2021, shareholders of the Company held 1,338,731 shares of restricted stock, or approximately 11.6% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of June 30, 2021, we had 11,515,170 shares of common stock outstanding, 9,146 warrants convertible to 9,146 shares of common stock, 5,000 stock options convertible to 5,000 shares of common stock and 371,490 shares of Series A preferred stock convertible into 1,300,215 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2021, 1,338,731, of 11,515,170 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 371,490 shares of Series A Preferred Stock are restricted and convertible into 1,300,215 shares of common stock only in the event of a Change of Control of the Company.

Approximately 742,796 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

Quarter ended	Low price	High price
June 30, 2021	$3.65	$4.76
March 31, 2021	$3.15	$5.65
December 31, 2020	$3.08	$4.08
September 30, 2020	$3.82	$8.71

June 30, 2020	$5.09	$11.56
March 31, 2020	$2.56	$16.76
December 31, 2019	$1.52	$3.26
September 30, 2019	$2.05	$5.00

Number of Shareholders.

As of June 30, 2021, a total of 11,515,170 shares of the Company’s common stock are outstanding and held by 155 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, approximately 10,176,439 shares are unrestricted, of which, approximately 0 shares are held by affiliates, approximately 742,796 shares are restricted securities held by non-affiliates, and the remaining approximate 595,935, shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2021, there were 9,146 warrants and 5,000 options to purchase the Company’s common stock outstanding.

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

Fiscal Year Ended June 30, 2021 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $182,610 for the year ended June 30, 2021.

For the year ended June 30, 2021, the Scientific Advisory Board was granted fully vested warrants to purchase 2,288 shares of common stock at exercise prices between $3.94- $6.86 per share expiring in the fiscal year ending June 30, 2025. The fair value of the warrants was $6,103 for the year ended June 30, 2021 and was recorded as consulting expense.

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

On July 31, 2020, the Company entered into a Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million. On March 2, 2021, the Company sold 814,242 shares of common stock at an average price of approximately $7.83 per share. The shares were issued pursuant to a prospectus supplement dated December 3, 2020 filed with the Securities and Exchange Commission on December 10, 2020 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-237370), which became effective on April 2, 2020. The net proceeds to the Company from the offering was approximately $6.1 million after placement agent fees and other estimated offering expenses.

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $43,693, which is the fair value at date of issuance.

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

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $15,038, which was the fair value on the date of issuance.

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 25,434 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $108,000, which was the fair value at the dates of issuance.

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 13,166 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $56,250, which was the fair value at date of issuance.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below are for each fiscal year in the five-year period ended June 30, 2021. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Year Ended June 30,
	2021	2020	2019	2018	2017
Operating expenses:

Research and development	$6,114,541	$4,695,524	$5,921,720	$5,913,720	$6,565,966

General and administrative	2,629,565	3,300,935	2,737,962	3,411,449	3,034,758

Total operating expenses	8,744,106	7,996,459	8,659,682	9,325,169	9,600,724

Loss from operations	(8,744,106)	(7,996,459)	(8,659,682)	(9,325,169)	(9,600,724)

Other income (expense):
Interest income	9,348	17,079	55,497	100,429	60,955
Interest expense	(85,405)	(93,670)	—	—	—
Gain on warrant settlement	-	614,494	—	—	—
Loss on issuance of Series A Preferred stock for accounts payable-related party	-	(142,669)	—	—	—
Interest expense on convertible debentures	—	—	—	(185,274)	(780,767)
Loss on extinguishment of debt	—	—	—	(1,348,247)	(332,524
Discount on convertible debentures	—	—	—	(359,214)	(1,347,748)
Loss on disposal of property and equipment	(2,026)
Change in fair value of derivatives	-	(5,845,313)	179,745	2,554,020	1,696,318

Other (expense)income, net	(78,083)	(5,450,079)	235,242	761,714	(703,766)
Loss before income tax provision	(8,822,189)	(13,446,538)	(8,424,440)	(8,563,455)	(10,304,490)
Income tax provision	—	—	—	—	—
Net loss	$(8,822,189)	$(13,446,538)	$(8,424,440)	$(8,563,455)	$(10,304,490)
NET LOSS PER COMMON SHARE-
- Basic & diluted	$(0.81)	$(2.39)	$(2.35)	$(2.64)	$(3.40)
Weighted average common shares outstanding
- Basic & diluted	10,900,955	5,616,728	3,590,070	3,246,043	3,005,143

Balance Sheets Data:

	As of June 30,
	2021	2020	2019	2018	2017
Cash and cash equivalents	$20,516,677	$13,708,594	$2,555,207	$7,081,771	$15,099,461
Working capital	20,472,633	11,829,280	(22,732)	6,440,080	10,624,109
Total assets	30,262,313	23,914,339	13,448,513	18,546,212	27,002,814

Long-term liabilities	-	-	-	-	2,015,354
Accumulated deficit	(114,385,313)	(105,563,124)	(92,116,586)	(83,692,146)	(75,128,691)
Stockholders’ equity	29,911,167	21,757,962	10,600,360	17,664,264	20,321,942

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company completed a license agreement for the field of VZV indications in November 2019 from TheraCour. The Company completed a license agreement for the field of human Coronavirus indications in September 2021 from TheraCour. TheraCour has not denied any licenses sought by the Company in the past.

The Company discloses the risk that the Company may want to add further virus types to its drug pipeline as the Company progresses further. The Company would then need to negotiate with TheraCour appropriate license agreements to include those of such additional viruses that the Company determines it wants to follow for further development. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

As of June 30, 2021, the end of the reporting period, we had $20,516,677 in cash and cash equivalents, prepaid expenses of $307,102 and $9,084,901 of property and equipment, net of accumulated depreciation. Our liabilities at June 30, 2021 are $351,146 including a short term loan payable of $95,306 payable to BankDirect, accounts payable of $200,016 payable to third parties and accounts payable to TheraCour of $31,539. Stockholders’ equity was $29,911,167 at June 30, 2021. In comparison, as of June 30, 2020, we had $13,708,594 in cash and cash equivalents, prepaid expenses of $277,063 and property and equipment was $9,544,431, net of accumulated depreciation. Our liabilities at June 30, 2020 were $2,156,377, accounts payable of $380,727 payable to third parties, and accounts payable to TheraCour of $561,580 of which $200,000 is deferred until an IND filing. Stockholders’ equity was $21,757,962 at June 30, 2020.

During the year ended June 30, 2021, we spent approximately $8.2 million in cash toward operating activities and approximately $239,000 in capital investment. In contrast, we spent approximately $6.7 million in cash toward operating activities and approximately $8,600 in capital investment in the year ended June 30, 2020. We anticipate capital costs of approximately $200,000 in the next twelve months.

As of June 30, 2021, we have a cash and cash equivalent balance of $20,516,677 that is expected to be sufficient to fund our currently budgeted operations for more than one year from the filing of the Company’s Form 10K. Additionally, on July 8, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.4 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

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

On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of approximately $7.83 per share under the sales agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering was approximately $6.1 million after placement agent fees and other estimated offering expenses.

The Company has an accumulated deficit at June 30, 2021 of approximately $114.4 million and a net loss of approximately $8.8 million and net cash used in operating activities of approximately $8.2 million for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. As of June 30, 2021, the Company had available cash and cash equivalents of approximately $20.5 million. The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October 2022. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2021, 2020 and 2019.

Comparison of the Year End June 30, 2021 to the Year Ended June 30, 2020

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2021 increased $1,419,017 to $6,114,541 from $4,695,524 for the year ended June 30, 2020. This year-to-year increase is generally attributable to increases in lab supplies and chemicals, employee compensation expenses and lab fees for pre IND studies. General and administrative expenses decreased $671,370 to $2,629,565 for the year ended June 30, 2021 from $3,300,935 for the year ended June 30, 2020. The decrease in general and administrative expenses is generally attributable to decreases in legal and professional expenses and office salaries.

Interest Income - Interest income was $9,348 and $17,079 for the years ended June 30, 2021 and 2020, respectively. Interest income decreased due to lower interest rates for the majority of the year ended June 30, 2021.

Interest Expense- The Company has incurred interest expense of $85,405 and $93,670 for the years ended June 30, 2021 and June 30, 2020 respectively. The decrease results from the payoff of a mortgage loan in December, 2020, offset by an increase in interest paid on a short term loan payable.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2021, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of $35,266,699. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2021, the Company had a net loss of $8,822,189, or a basic and fully diluted loss per share of $0.81 compared to a net loss of $13,446,538, or a basic and fully diluted loss per share of $2.39 for the year ended June 30, 2020. The decrease in the Company’s net loss for the year ended June 30, 2021 from the year ended June 30, 2020 of $4,624,349 is generally attributable to the change in fair value of derivatives  and a loss on issuance of Series A shares for accounts payable-related party in the year ended June 30, 2020 offset by an increase in research and development costs in the year ended June 30, 2021.

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

Loss on issuance of Series A preferred stock for accounts payable – related party – Loss of $142,669 for the year ended June 30, 2020 represents the difference on the exchange of 100,000 shares of Series A preferred stock with a fair value of $392,669 for $250,000 of previously deferred development fees owed to TheraCour’s.

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

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $20,516,677 and $13,708,594 as of June 30, 2021 and 2020, respectively. On the same dates, current liabilities outstanding totaled $351,146 and $2,156,377, respectively. As of June 30, 2021 and June 30, 2020, total current liabilities included short term loan payable of $95,306 and $62,843, respectively

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $114,385,313 and $105,563,124 at June 30, 2021 and 2020, respectively.

The Company anticipates several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October, 2022. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

As of June 30, 2021, we have a cash and cash equivalent balance of $20,516,677 that is expected to be sufficient to fund our currently budgeted operations for more than one year from the filing of the Company’s Annual Report on Form 10K. Additionally, on July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (collectively, the “Sales Agents”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering was approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

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

Table 4: R&D Cost Allocations

	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2) and VZV Indications: Cold Sores, Genital Ulcers, Shingles and ARN	$550,000	$1,131,724	$5,601,720
Covid -19	5,564,541	3,563,800	-
All Influenzas: FluCide™	-	-	150,000
HIV-Cide™	-	-	20,000
EKC-Cide™, other Eye Viral Infections	-	-	-
Dengue	-	-	-
Other (Ebola, and other projects)	-	-	-
Unallocated stock compensation	-	-	150,000
Total	$6,114,541	$4,695,524	$5,921,720

Anticipated Budgets and Expenditures in the Near Future

The Company has ended the year on a reasonable financial footing by controlling costs and expenditures. We project that our current available financing is sufficient for accomplishing the goal of filing one IND or equivalent regulatory applications and executing initial human trials. We will need additional financing to execute on our business plan and to complete human clinical trials of our drug candidates into drug approval. Our Coronavirus drug candidate has completed IND-enabling studies, and is expected to rapidly move into human clinical studies in response to the COVID-19 pandemic. Our Shingles Skin Cream, has completed IND-enabling studies, and we intend to file an IND for this drug once the COVID-19 situation abates. At present, we are working on the scale up of manufacturing of these drug candidates in a manner that will be compliant with US FDA cGMP and corresponding ICH guidelines. We intend to request a pre-IND meeting with the USFDA for the Coronavirus drug candidate at an appropriate time, as we develop the dataset for this discussion. A pre-IND meeting will help us determine the level of detail needed in the cGLP Safety/Toxicology study required for the IND application, and also to refine our human clinical trials design. We anticipate that these drug candidates will move forward into IND or equivalent regulatory filings, and ensuing human clinical trials. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates, including two or more drug candidates in the HerpeCide program will also move forward into IND-enabling studies. We intend to further re-engage our FluCide and HIVCide drug development programs once we have established our platform technology with the Coronavirus and HerpeCide program drug candidates. We are thus poised for strong growth with a number of drug candidates in a number of disease indications.

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

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman and President, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note bore interest at a rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee. As of June 30, 2020, the Company had drawn down $1.1 million on this loan. On April 30, 2020, the Company and Dr. Diwan have mutually agreed to extend the maturity date of the note, at the Company’s option, to May 15, 2021, with the rest of the terms remaining the same. On December 16, 2020 the Company repaid the mortgage loan.

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

On July 8, 2020, , the Company entered into an underwriting offering with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. (“Kingswood”). The offering was consummated on July 10, 2020, whereby the Company sold 1,369,863 shares of Common Stock and a fully exercised Underwriters’ over-allotment option of 205,479 additional shares the public offering price of $7.30 per share. No warrants were issued in this Offering. The net proceeds to the Company from the offering was approximately $10.4 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

Additionally, on July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of Common Stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering was approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

The Company thus believes that it is in a strong financial position now and can undertake the COVID-19 clinical program, and also, when opportune, reengage the NV-HHV-101 clinical program. The Company also believes that additional non-dilutive financing will be available under the COVID-19 program upon advancing it further toward or into human clinical trials. The Company also believes that due to the pandemic, it will be possible to rapidly take our anti-coronavirus drug into human clinical trials under the COVID-19 regulatory pathways of the US FDA or other regulatory authorities.

Requirement for Additional Capital

As of June 30, 2021, we had a cash and cash equivalent balance of $20,516,677 that is expected to be sufficient to fund our currently budgeted operations for more than one year from the filing of the Company’s Form 10-K.

The Company believes that our cash and cash equivalent balance and the proceeds from the ATM offerings will provide sufficient funds for us to continue our operations beyond October, 2022 and to be able to advance at least one of its drug candidates into human clinical trial stage with the available cash. The Company estimates that it will need additional funding to continue further development of its drug candidates through later stages of human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding  such as Big Pharma.

Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $15.2 million from October 2021 through October 2022, of which approximately $11.2 million is expected to go towards research and development for our drug candidates, including IND-enabling studies and anticipated human critical trial of our antiviral treatment for COVID, and approximately $4.0 million is budgeted for general and administrative expenses.

These anticipated expenses for the subsequent one year period commencing about October  2021 can be summarized as follows:

1.	Planned Research and Development Costs of $5,000,000: Planned costs for in vivo and in vitro studies for the Coronavirus program indications, the VZV (Shingles) drug development program, and other indications in HerpeCide program, indications in FluCide program, Eye Nanoviricide, DengueCide, and HIVCide, and Other programs (see Table 2). This includes staffing costs of approximately $2,500,000, for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.

2.	Clinical Trial Manufactured Batch of Drug Product approximately $2,000,000 for Phase 1 and 2a for the first Coronavirus (COVID-19) program drug candidate.

3.	Anticipated Clinical Trial Costs for the COVID-19 drug candidate of approximately $5,000,000 for Phase 1 and 2a. We anticipate that these clinical trials will be designed with the goal of an emergency use approval during the current pandemic provided it continues to persist. We may need to modify the program to seek full-fledged approval for our broad-spectrum coronavirus drug candidate if the pandemic is resolved by the time we are completing Phase 2a human clinical trials of this drug candidate.

4.	Corporate overhead of $3,000,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, business development, and other costs expected to be incurred by being a public reporting company.

5.	Capital costs of $200,000: This is the estimated cost for additional equipment and laboratory improvements.

We estimate that beyond the current budgetary one-year period ending October 15, 2022, to the period ending October 15, 2023 human clinical development of the Skin Cream for Topical Treatment of Shingles, for further clinical studies towards full-fledged approval of our Coronavirus drug candidate as may be necessary, and for developing additional drug indications based on the Shingles skin cream candidate, NV-HHV-101, in the HerpeCide program, we  may need approximately an additional $13 million, or approximately $13 million more than our current cash reserves. The additional funds will be needed to pay additional, subcontract costs related to the expansion and further development of our drug pipeline, for human clinical trials, and for additional capital and operational expenditures

These anticipated additional expenses for the two-year period commencing October 16, 2022 can be summarized as follows:

1.	Planned Research and Development Costs of $10,000,000: Planned costs for additional indications in HerpeCide program, indications in FluCide program, Eye Nanoviricide, DengueCide, and HIVCide, and Other programs (see Table 2). This includes staffing costs of approximately $5,000,000, for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.

2.	Clinical Trial Manufactured Batch of Drug Product approximately $4,000,000 for Phase 2b and 3 for the Coronavirus program candidate, and $1,000,000 for Phase 1 and 2a for the VZV Shingles program drug candidate.

3.	Clinical Trials Costs budgeted as follows: anticipated Phase 2b and 3 Clinical Trial Costs for the Covid-19 of approximately $10,000,000, and 1,000,000 for the Phase 1 and 2a clinical trials for the skin cream for Shingles for the Skin Cream for Shingles.

4.	Corporate overhead of $5,000,000.

5.	Capital costs for laboratory and pilot manufacturing equipment of $2,000,000.

6.	As our programs mature and as we are able to move additional drug candidates into human clinical trials we will continue to require additional funding for such activities. As a rule of thumb, we estimate that, for each drug candidate that goes into clinical trials, if Phase I and Phase II are successful, we anticipate approximately $10 million for Phase III human clinical trials for that drug candidate to enable us to file a New Drug Application (NDA) with the US FDA for obtaining marketing approval. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that our drug candidates are highly effective and therefore would require relatively few patients in each arm of the each trial in order to establish statistically significant results.

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

We believe we have sufficient funding to take our Coronavirus drug candidate into initial human clinical trials. We will need to raise additional funds to take NV-HHV-101 and additional Topical HerpeCide drug candidate indications into an IND application stage. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund these programs. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

We believe that the coming year’s work plan will lead us to obtain certain information about the safety and efficacy of some of the drugs under development in animal models and very likely, our coronavirus drug candidate in human clinical trials. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles and further human clinical studies, expanding into Phase 2b, and Phase 3 human clinical trials of our drug candidates.

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

Management intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources.

The Company is considered to be a development stage company and will continue in the development stage until it generates revenues from the sales of its products or services.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2021.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

The Company considers the applicability and Impact of all Accounting Standard Updates (“ASU’s”). There were no recent ASU’s that are expected to have a material impact on the Company’s balance sheets or statements of operations.

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

As of June 30, 2021, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2021 due to a material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2021, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021 due to the material weakness described below:

Management did not maintain effective procedures pertaining to the review of the 10-K. The material weakness resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Specifically, the Company has not established procedures for thorough review by management,  on a timely basis, of Form 10-K and other filings. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must continue to reinforce additional procedures ensuring that Form 10-K as well as other required filings are done on a timely and accurate basis.

Changes in Internal Control over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

ITEM 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

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

The following persons are the directors and executive officers of our company:

Name	Age	Title

Anil Diwan, PhD.	63	President; Chairman of the Board and CEO
Stanley Glick, CPA	85	Director, Independent
Makarand “Mak” Jawadekar	70	Director, Independent
Theodore Edward (“Todd”) Rokita	51	Director, Independent
Brian Zucker	59	Director, Independent
Meeta Vyas	63	Chief Financial Officer

The Company’s directors are elected biannually and serve until their term expires, and may be re-elected for an additional term at the annual meeting of shareholders. The executive officers that become members of the Board of Directors are elected via biennial election and serve as director through the term, and may be re-elected for an additional term at the annual meeting of shareholders.

Anil Diwan, PhD, age 63, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Dr. Diwan has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and also has several additional patentable discoveries. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Stanley Glick, CPA, age 85, was appointed as an independent Director and as chair of the Audit Committee of the Company on June 22, 2013. Mr. Glick has over forty years of experience in his long career of providing auditing, accounting, tax, and management advisory services, to clients in various industries. Mr. Glick has been a member of several Boards of Directors for not-for-profit organizations in the Westport, CT area. In particular, he has served as a Director and member of Audit Committee of “A Better Chance” of Westport, CT, from 2000 to 2005. From 1977 until present, Mr. Glick has managed an independent practice as a Certified Public Accountant in Connecticut and New York States. Prior to forming his own CPA firm, Mr. Glick was employed by local and regional CPA firms where he performed and supervised audits and financial reporting. Mr. Glick is a member of the American Institute of Certified Public Accountants, The Connecticut Society of Certified Public Accountants, and the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree in Accounting from Baruch College of Business (now Baruch College of the City University of New York). Mr. Glick is married and lives in Trumbull, CT. We concluded that Mr. Glick’s broad business, accounting and auditing experience meets the criteria of an independent director and an “Audit Committee Financial “expert”. Mr. Glick’s appointment as an independent director and audit committee chairman, significantly improves the Company’s financial oversight and management.

Makarand “Mak” Jawadekar, 70, was appointed as an Independent Member of the Board of Directors, and will serve as a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Jawadekar has over 35 years of experience in the pharma industry spanning both business and research activities. Dr. Jawadekar has extensive experience in joint ventures, alliance management, contracting, outsourcing, benchmarking, performance metrics, pharmaceutical research and development, drug delivery technologies, formulations, clinical supply manufacturing and packaging, clinical trial materials, pharmaceutics, and pharmaceutical sciences. He also has deep knowledge and global experience working across the United States, Europe, India, and other parts of Asia, including Japan and China. He has helped create several pharma R&D partnerships, joint ventures, and collaborations during his career. Dr. Jawadekar serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, founded in 2010, after retiring from Pfizer, Inc., as Director, Portfolio Management & Analytics, and as Vice President, Asia Colleague Resource Group, in Pfizer Global R&D division. From 1982 to 2010, Dr. Jawadekar held roles of increasing responsibility in technical, management, and business development positions at Pfizer, in the areas of Drug Delivery Technology Assessment, Strategic External Alliance Management, Strategic CMC, Pharma R&D, Clinical Manufacturing, Manufacturing Technology Transfer and Scale-up, beginning as a research scientist in formulations development. Dr. Jawadekar serves on the boards of two public companies, namely: Preveceutical Medical Inc. (CSE: PREV), and Cardax, Inc. (OTC: CDXI), as an independent board member. He also serves on the Strategic and Scientific Advisory Boards of several companies, including Actinium Pharma (NYSE-Amer.: ATNM), Saama Technologies, Inc., and Diant Pharma, Inc., as well as Tonino Lamborghini SpA, Italy. He also serves as a member of the Board of Directors at Abilities Inc., a New York based, non-profit organization. Mak holds a Ph.D. in Pharmaceutics from the University of Minnesota, and was honored with an honorary D.Sc. degree by DYP Mumbai University, recommended by the President of India. The Company believes Dr. Jawadekar’s long history as a pharmaceutical and biotech professional, particularly in alliance development and management, in business strategy, and in pharmaceutical sciences and CMC in drug delivery, render him well qualified to serve as an independent member of the Board of Directors.

Theodore Edward (“Todd”) Rokita, 51, Director. Mr. Rokita was appointed as an Independent Member of the Board of Directors, and will serve as a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Rokita currently serves as co-owner and General Counsel and Vice President of External Affairs, Apex Benefits Group, Inc. where he serves as a member of the executive team and the corporate board. He is responsible for legal strategies, including litigation, acquisitions and other matters, primarily involving ERISA and employment laws, and is responsible for the regulatory compliance of Apex’s clients. In his role, he serves as the public face of the company and is responsible for external messaging, events, and other outreach functions. Mr. Rokita was elected to the United States Congress as a Representative from the State of Indiana, serving four terms from 2011 to 2019. As a member of the US Congress, he served as the Chairman, House Subcommittee on Early Childhood, Elementary, and Secondary Education, as the Vice Chairman, House Committee on the Budget, as a Member, House Committee on Education and the Workforce (Health, Employment, Labor and Pensions subcommittee), as a Member, House Committee on Transportation and Infrastructure, (aviation, railroad, and pipeline subcommittees), as a Member, Committee on House Administration (2011-2014), as a Member, Steering Committee (2011-2012) (elected by peers to make their committee assignments), and also as a Director, Republican Study Committee (2014- 2019) (group affecting policy direction and tactics). Prior thereto Mr. Rokita served as the Secretary of State, Indiana, from 2003 to 2011) and as Chief Operating Officer and General Counsel, Office of Indiana Secretary of State from 2000-2002. Mr. Rokita serves or has served as a Member of the Board of Directors on a number of commercial and charitable institutions, among them: Aircraft Owners and Pilots Association Foundation, (2014-Present); Achieve International, Indianapolis, IN (helping troubled teens), (2012-2018); Saint Vincent Hospital Foundation, (2011-2013); Indiana Council for Economic Education, (2004-2010). Mr. Rokita also serves or has served as an Advisory Board Member for several institutions, among them: Merchandise Warehouse, Inc. Indianapolis, IN, (2019-Present); WishBone Medical, Inc., Warsaw, IN, (2019-Present); and Acel 360, Inc., Reston, VA Advisory Board member (2019-Present). Mr. Rokita has also served as a Member, Board of Trustees of Saint Joseph’s College, Rensselaer, IN, (2007-2017). In addition to his public service, Mr. Rokita is involved as a Volunteer for the Veterans Airlift Command and Angel Flight, Volunteer (2011- Present), actively flying missions for Veterans Airlift Command and other similar non-profits dedicated to providing free air transportation to children and post-9/11 combat wounded veterans and their families for medical and other compassionate purposes. Mr. Rokita holds a Bachelor of Arts degree from Wabash College in Crawfordsville, Indiana, where he was an Eli Lilly Fellow and a Juris Doctor from IUPUI's Indiana University Robert H. McKinney School of Law. The Company believes Mr. Rokita’s long history as an executive and as a board member of a number of institutions and his long record of public service, uniquely qualifies him to serve as a member of the Company’s Board of Directors.

Brian Zucker, 59, Director. Since October 2011, Mr. Zucker has been a Partner at CFO Financial Partners, LLC, a firm that provides outsourced CFO (Chief Financial Officer), Controller and Financial Operations services as well as back office reporting and bookkeeping services for public and private companies, broker dealers, hedge funds, and family offices and high net worth individuals, among others. Mr. Zucker also serves as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. In addition to and simultaneously therewith, Mr. Zucker has served as a Partner at RRBB Accountants & Advisors, (aka Rosenberg Rich Baker Berman & Co.), a full-service accounting, advisory and consulting firm located in Central New Jersey. Mr. Zucker has over thirty years of experience as a CPA specializing in the securities industry. From 1983 through 1986, Mr. Zucker was a Senior Consultant at Deloitte Haskins and Sells and at Price Waterhouse from January 1987 through September 1989. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), CFO of Natcore Solar Technology, Inc. (NTCXF) and as a Managing Director of American Frontier Financial Corp. (EVIS). He is on the Board of Directors of National Investment Banking Association (NIBA). Mr. Zucker obtained a B.S. in Public Accounting from Pace University. The Company believes Mr. Zucker’s extensive career as a public accountant and experience providing sophisticated accounting services to public companies and broker dealers, render him well qualified to serve as an independent member of the Board of Directors, as well as its Audit, Compensation, Nominating and Governance Committees.

Meeta Vyas, SB, MBA, age 63, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer.

AUDIT COMMITTEE

In June 2013, Stanley Glick, CPA was elected, as an independent member, to the Company’s Board of Directors and the Chair of the Company’s Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Glick meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235. On May 15, 2020 Theodore Edward (“Todd”) Rokita and on November 13, 2020 Brian Zucker were appointed as independent directors and members of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary		Bonus ($)		Stock Award(s) ($)		Option Awards(#)	All Other Compensation ($)	Total ($)
Anil Diwan	2021		$400,000		$—		$182,610		$—		$582,610
CEO, President, Director	2020		$400,000		$—		$189,038		$—		$589,038
	2019		$400,000		$—		$189,038		$—		$589,038

Meeta Vyas	2021		$129,600		$—		$24,548	—	$—		$154,548
CFO	2020		$129,600		$—		$20,869	—	$—		$150,469
	2019		$129,600		$—		$24,488	—	$—		$154,088

Irach Taraporewala	2021		$—		$—		$—	—	$—		$—
Ex-CEO	2020	$		$		$			$—	$
	2019		$144,783		$72,000		$11,920	15,000	$—		$228,703

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of June 30, 2021.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Anil Diwan, President and Director	-	-	$-	-	—	—	—	—

Irach Taraporewala	5,000	5,000	$10.00	09/01/2021	10,000	—	—	—

Mukund Kulkarni	-	-	$-	-	—	—	—	—

Stanley Glick	-	-	$-	-	—	—	—	—

Meeta Vyas	-	-	$-	-	—	—	—	—

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

BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK BY DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of June 30, 2021, certain information regarding the beneficial ownership of the Company’s Common Stock and Series A Convertible Preferred Stock outstanding by (i) each person known to us to own or control 5% or more of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) and (iv) our current Named Executive Officers and directors as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned.

	Common Stock			Series A Convertible Preferred Stock(1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(2)	Percent of Class(2)		Amount and Nature of Beneficial Owner(2)	Percent of Class(2)	Percent of Voting Power(3)
TheraCour Pharma, Inc.(4)	470,959	4.1%		200,000	53.8%	15.3%
Anil Diwan(4)(5)	94,471	0.1%		86,074	23.2%	5.9%
Stanley Glick	12,055	*	%	0	0	*	%
Meeta Vyas(6)	7,352	*	%	12,484	3.4%	.1%
Makarand Jawadekar	4,532	*	%	0	0	*	%
Theodore Rokita	4,005	*	%	0	0	*	%
Brian Zucker	2,782	*	%	0	0	*	%

All Directors and Executive Officers as a Group (6 persons)	595,698	4.2%		298,558	80.4%	21.3%

(1)            The Series A Convertible Preferred Shares (the “Series A”) vote at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company.

(2)            For each shareholder, the calculation of percentage of beneficial ownership is based upon 11,515,170 shares of Common Stock and 371,490 shares of Series A Preferred Stock outstanding, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

(6)            Includes 1,072 shares held by Connect Capital LLC, over which Ms. Vyas holds voting and dispositive power. Does not include 12,484 shares of Series A Preferred Stock. Does not include the beneficial ownership of the securities held by Anil Diwan, the husband of Ms. Vyas, or TheraCour over which Ms. Vyas disclaims beneficial ownership and voting and dispositive control.

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation is $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016, 2017 and 2018. The employment agreement also provided incentive bonuses of $75,000 per year payable on or before July 31, 2016, 2017 and 2018. Incentive bonuses for 2016 and 2017 have been paid according to the terms of the contract. The Company and Dr. Diwan agreed that the 2018 bonus would be earned and paid upon a filing of an IND. The Company and Dr. Diwan entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. On September 14, 2021, the Board of Directors agreed to the extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022.

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

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted 572 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2021, 2020 and 2019, the SAB was granted a total of 2,288, 2,286 and 2,287 of stock warrants, respectively. The warrants are exercisable into common shares at prices from $3.94 to $6.86, $2.63 to $12.16, and $6.00 to $9.40 per share, respectively.

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

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. Amortization expense on the loan origination fee for the years ended June 30, 2021 and 2020 was $18,013 and $21,288 respectively, The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the years ended June 30, 2021 and 2020, the Company incurred interest expense of $62,773 and $69,227, respectively, which reduced the interest escrow balance included in prepaid expenses.

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

On October 2, 2018, we entered into an agreement with TheraCour to defer the $25,000 payment until the earlier of April 2, 2019 or the date that we file an IND with the FDA. On May 9, 2019, we entered into an agreement with TheraCour that extended the April 2, 2019 date to June 30, 2019 and on September 24, 2019 we entered into an agreement with TheraCour that extended such date to the later of December 31, 2019 or the filing on an IND with the FDA. Deferred development fees as of June 30, 2021 was $200,000.

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

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour whereby TheraCour agreed to exchange $250,000 of deferred development fees owed to TheraCour into 100,000 Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour, and recognized a loss on the exchange of $142,669. At June 30, 2021 $200,000 of deferred payments remain due.

On September 8, 2021, the Company entered into a license agreement for the field comprising anti-viral treatments for coronavirus derived human infections with TheraCour (the “CoV Agreement”). Previously, on June 9, 2020, we had announced signing of a Memorandum of Understanding (“CoV MoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour Pharma, Inc., which is now perfected into this licensing Agreement. The licensed field includes antiviral drugs to treat SARS-CoV-2 and its variants that cause the COVID-19 disease resulting in a global pandemic that continues to rage through the world, wave after wave, as new variants develop and take hold. There was no upfront cash payment for the license and the compensation terms were generally consistent with prior licenses, and are summarized below.

Under the CoV Agreement, we have obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute antiviral drugs that treat human Coronavirus infections using TheraCour’s proprietary as well as patented technology and intellectual property, including the new patent application cited above. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We will not make any upfront cash payments to TheraCour and we have agreed to the following milestone payments to TheraCour: 100,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) upon the execution of the Agreement; 50,000 shares of Series A Preferred Stock after the grant of the approval of Licensee’s Investigational New Drug (IND) Application, or its equivalent; cash payments of $1,500,000 after the initiation of Phase I clinical trials or its equivalent; $2,000,000 after the completion of Phase 1 Clinical Trials or its equivalent for at least one product within twelve (12) months from the date of the acceptance of the IND; $2,500,000 no later than six (6) months after the completion of Phase 2A Clinical Trials or its equivalent for at least one product within twenty (24) months from the date of the completion of Phase 1 or its equivalent; 100,000 shares of Series A Preferred Stock after the initiation of Phase 3 clinical trials or its equivalent; and, at TheraCour’s option, $5,000,000 in cash or 500,000 shares of Series A Preferred Stock, no later than six (6) months after the completion of Phase 3 Clinical Trials or its equivalent for at least one product within thirty-six (36) months from the completion of Phase 2 Clinical Trials or its equivalent. In addition, we agreed to pay to TheraCour fifteen percent (15%) of net sales of licensed products and any income from sublicensed products, consistent with previous agreements. Under the CoV Agreement, TheraCour retains the exclusive right to develop and manufacture the Licensed Products. The Agreement contemplates that the parties will enter into a separate Manufacturing and Supply Agreement for the commercial manufacture and supply of the drug products if and when we intend to engage into commercialization of the drugs. The CoV Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights, as with prior agreements. The Series A Convertible Preferred Shares are only convertible upon a “change of control” of the Company as defined in its full specification, are non-transferrable and have no trading market. Each Series A share carries 9 votes, and is convertible only upon a change of control into 3.5 shares of the Company’s common stock.

To assist in the analysis of the terms of the CoV Agreement, we commissioned research reports on Coronavirus drug market sizes for the Coronavirus antivirals field from an independent consulting agency, Nanotech Plus, LLC. Additionally, we obtained business analysis and valuation reports for potential licensing terms for a coronavirus drug from an independent consultant. NanoViricides was represented by McCarter & English, LLP while TheraCour was represented by DuaneMorris LLP.

A new patent application regarding coronavirus drug candidates has been filed under the Patent Cooperation Treaty (PCT) on June 25, 2021, and is automatically licensed by us under the CoV Agreement. Our anti-COVID drugs are based on polymeric micelle nanomedicine technologies developed by TheraCour Pharma, Inc. and its affiliate, AllExcel, Inc. The inventors at AllExcel have filed a broad PCT patent application that forms the basis of our two lead drug candidates, namely, NV-CoV-2 and NV-CoV-2-R. The new patent application covers the new technologies, compositions, formulations, processes, manufactured products, and methods of use, among other specifics. This patent application was filed on June 25, 2021, application number PCT/US2007/001607, entitled “Self-Assembling Amphiphilic Polymers As Anti-Covid-19 Agents”. Its nominal expiry date would be 20 years, after filing and if issued, i.e. June 24, 2041, and could be extended in certain countries under regulatory extensions to as late as into the year 2043, providing a significant commercial runway.

TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, to the Company, at cost, in the amounts of  $171,668, $8,638 and $23,666 for the fiscal years ended June 30, 2021, 2020 and 2019 respectively.

Accounts payable to TheraCour were $31,539 and $561,580 at June 30, 2021 and June 30, 2020, respectively.

Development costs charged by and paid to TheraCour were $2,803,827, $2,158,034 and $3,119,863 for the years ended June 30, 2021, 2020 and 2019, respectively. No royalties are due or have been paid from inception through June 30, 2021.

As of June 30, 2021 TheraCour owned 470,959 shares of the Company’s outstanding common stock and 200,000 shares of series A preferred stock, which votes at the rate of nine shares of common stock per each share of series A preferred stock and is convertible into three and one half shares of common stock upon a change in control of the Company. Dr. Diwan, also serves as the CEO and Director of TheraCour and owns approximately 90% of the outstanding capital stock of TheraCour.

On September 9, 2021, the Company entered into a world-wide, exclusive, sub-licensable, license (“Covid-19 License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront cash payments to TheraCour and agreed to the following milestone payments to TheraCour: (i) the issuance of 100,000 shares of the Company’s Series A Convertible Preferred Stock within 30 days upon execution of this agreement; (ii) the issuance of 50,000 shares of the Company’s Series A Convertible Preferred Stock upon the approval of Licensee’s Investigational New Drug (IND) Application or its equivalent by a competent regulatory authority; (iii) $1,500,000 upon initiation of Phase I Clinical Trials, or its equivalent, for at least one Licensed Product within the Field on, or before, three (3) months from the date of the Authority’s acceptance of the IND, or its equivalent; (iv) $2,000,000 in cash upon completion of Phase 1 Clinical Trials; (v)  $2,500,000 in cash upon completion of Phase IIA clinical trials, or, its equivalent; (vi) the issuance of 100,000 shares of the Company’s Series A Convertible Preferred Stock upon the initiation of Phase 3 Clinical Trials, or, its equivalent, for at least one Licensed Product within the Field; and (vii) $5,000,000 in cash, or 500,000 shares of the Company’s Series A Convertible Preferred Stock upon completion of Phase III clinical trials, or its equivalent. Upon commercialization, NanoViricides will pay 15% of Net Sales to TheraCour, as defined in the agreement.

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

June 30, 2021	$206,960	EisnerAmper LLP
June 30, 2020	$266,760	EisnerAmper LLP.

Audit Related Fees

The aggregate fees in each of the last two years for the assurance and related services provided by the principal accountant that are not reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in paragraph (1) were approximately:

June 30, 2021	$0	EisnerAmper LLP
June 30, 2020	$0	EisnerAmper LLP

The aggregate fees in each of the last two years for the professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately:

June 30, 2021	$0	EisnerAmper LLP
June 30, 2020	$0	EisnerAmper LLP

All Other Fees

The aggregate fees in each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were approximately:

June 30, 2021	$0	EisnerAmper LLP
June 30, 2020	$0	EisnerAmper LLP

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently do not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
3.1	Amended and Restated Articles of Incorporation	Schedule 14C	A	April 23, 2009
3.2	Certificate of Change	Form 8-K	3.1	September 9, 2013
3.3	Certificate of Change	Form 8-K	3.1	September 26, 2019
3.4	Certificate of Amendment	Form 8-K	3.1	March 20, 2020
3.4	Amended and Restated Bylaws	Form 10-Q	3.1	February 22, 2010
4.1	Specimen Common Stock Certificate of the Registrant	Form 10-SB	4.1	November 14, 2006
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Form 10-Q	4.1	February 22, 2010
4.3	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock	Form S-1/A	4.3	January 8, 2020
4.4	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock	Form S-1/A	4.4	January 8, 2020
4.5	Form of Warrant	Form 8-K	10.2	March 1, 2019
10.1	Form of Scientific Advisory Board Agreement	Form 10-SB	10.5	November 14, 2006
10.2	Amended License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.6	November 14, 2006
10.3	Form of First Subscription Agreement	Form 10-SB	10.8	November 14, 2006
10.4	Form of Second Subscription Agreement	Form 10-SB	10.9	November 14, 2006
10.5	Amendment to License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.11	January 17, 2007
10.6	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005	Form 10-SB	10.12	January 17, 2007
10.7	Employment Agreement with M Vyas	Form S-1/A	10.7	January 8, 2020
10.8	Agreement of Purchase and Sale between the Registrant and Inno-Haven, LLC	Form 8-K	10.1	January 7, 2015
10.9	Conversion and Settlement Agreement	Form 8-K	10.1	February 13, 2017
10.10	Confidential Separation Agreement and General Release of Eugene Seymour	Form 8-K	10.1	May 4, 2018
10.11	Employment Agreement with Anil Diwan	Form 8-K	10.1	July 23, 2018
10.12	Employment Agreement with Irach Taraporewala	Form 8-K	10.2	July 23, 2018
10.13	Securities Purchase Agreement, dated February 27, 2019, between the Registrant and certain purchasers	Form 8-K	10.1	March 1, 2019
10.14	Letter Agreement with Chardan Capital Markets, LLC	Form 8-K	10.3	March 1, 2019
10.15	Director Retainer Agreement, dated as of June 6, 2019, between the Registrant and Mark Day	Form 8-K	10.1	June 10, 2019
10.16	Underwriting with Aegis Capital Corp. dated January 21, 2020	Form 8-K	10.1	January 27, 2020
10.17	Form of Settlement Agreement and Mutual Release	Form 8-K	10.1	January 28, 2020

10.18	Form of Exchange Agreement	Form 8-K	10.2	January 28, 2020
10.19	Form of Common Stock Purchase Warrant	Form 8-K	10.3	January 28, 2020
10.20	Director Retainer Agreement between NanoViricides, Inc. and Makarand Jawadekar	Form 8-K	10.1	February 11, 2020
10.21	Director Retainer Agreement, dated as of May 15, 2020, between NanoViricides, Inc. and Todd Rokita	Form 8-K	10.1	May 19, 2020
10.22	Form of Securities Purchase Agreement dated May 21, 2020 by and between NanoViricides, Inc. and certain purchasers	Form 8-K	10.1	May 22, 2020
10.23	Placement Agent Agreement, dated May 21, 2020 by and between among NanoViricides, Inc. Maxim Group LLC and Kingswood Capital Markets, a division of Benchmark Investments, Inc.	Form 8-K	10.2	May 22, 2020
10.24	Underwriting Agreement with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. dated July 8, 2020.	Form 8-K	10.1	July 13, 2020
10.25	At Market Issuance Sales Agreement by and between NanoViricides, Inc., B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc., dated July 31, 2020	Form 8-K	1.1	August 3, 2020
10.26	Director Retainer Agreement, dated as of November 9, 2020 between NanoViricides, Inc. and Brian Zucker.	Form 8-K	10.1	November 19, 2020
10.27	Coronavirus License Agreement with TheraCour Pharma, Inc.	Form 8-K	10.1	September 15, 2021
10.28	Extension of Employment Agreement with Anil Diwan	Form 8-K	10.2	September 15, 2021
14.1	Code of Ethics	Form 10-SB	10.10	November 14, 2006
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2021

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
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

October 12, 2021	/s/ Anil Diwan, PhD
Name: Anil Diwan, PhD
Title: President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

October 12, 2021	/s/ Meeta Vyas
Name: Meeta Vyas
Title: Chief Financial Officer
(Principal Accounting Officer)

October 12, 2021	/s/ Stanley Glick
Name: Stanley Glick
Title: Director

October 12, 2021	/s/ Makarand Jawadekar
Name: Makarand Jawadekar
Title: Director

October 12, 2021	/s/ Theodore Rokita
Name: Mark Day
Title: Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Related Party Transactions

As discussed in Note 4 to the financial statements, the Company enters into certain agreements which grant exclusive licenses for technologies developed by a related party for various virus types. As part of these agreements, the Company is required to pay certain costs charged by the related party. These costs include research and development costs resulting from their research and development activities which include the performance of preclinical studies and/or clinical trials, compensation and other expenses for research and development personnel, supplies and development material. The Company recorded accounts payable – related party for research and development activities of $31,539 as of June 30, 2021 and research and development costs paid to related party of $2,803,827, included in research and development expenses for the year ended June 30, 2021.

We identified the accounting for related party transactions as a critical audit matter due to the materiality of the related party transactions occurring throughout the year and the significant judgment by management to ensure costs being charged are accurate, complete and properly disclosed. This is turn led to a high degree of auditor judgment, subjectivity and significant audit effort in applying procedures related to those transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of the controls related to the Company’s process for identifying related parties and the approval and disclosure of related party transactions. We performed procedures to test the sufficiency of related party assets and liabilities at the balance sheet date and expenses for the year then ended. Our procedures included, among others, (i) reading agreements and subsequent amendments; (ii) testing invoices on a sample basis to ensure purchases and expenses are properly recorded in accordance with the agreements and that appropriate approval from management and audit committee was received; and (iii) confirming the accounts payable – related party balance, equipment purchases made on behalf of the Company and the research and development costs paid to the related party. We also made direct inquiries of management and viewed public filings, minutes and agreements for evidence of related parties and that related party transactions were accounted for and disclosed properly.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

October 12, 2021

NanoViricides, Inc.

Balance Sheets

	June 30, 2021	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,516,677	$13,708,594
Prepaid expenses	307,102	277,063
Total current assets	20,823,779	13,985,657

PROPERTY AND EQUIPMENT
Property and equipment	14,333,666	14,100,815
Accumulated depreciation	(5,248,765)	(4,556,384)
Property and equipment, net	9,084,901	9,544,431

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(108,836)	(100,566)
Trademark and patents, net	350,118	358,388

OTHER ASSETS
Security deposits	3,515	3,515
Deferred equity financing costs	-	12,190
Service agreements	-	10,158
Other assets	3,515	25,863
Total assets	$30,262,313	$23,914,339

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Mortgage note payable- related party	$-	$1,081,987
Accounts payable	200,016	380,727
Accounts payable – related party	31,539	561,580
Loan payable	95,306	62,843
Accrued expenses	24,285	69,240
Total current liabilities	351,146	2,156,377

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares designated, 371,490 and 368,602 shares issued and outstanding, at June 30, 2021 and 2020, respectively	372	369
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,515,170, and 9,083,414 shares issued and outstanding at June 30, 2021 and 2020, respectively	11,515	9,083
Additional paid-in capital	144,284,593	127,311,634
Accumulated deficit	(114,385,313)	(105,563,124)
Total stockholders' equity	29,911,167	21,757,962
Total liabilities and stockholders' equity	$30,262,313	$23,914,339

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2021	2020	2019
OPERATING EXPENSES
Research and development	$6,114,541	$4,695,524	$5,921,720
General and administrative	2,629,565	3,300,935	2,737,962

Total operating expenses	8,744,106	7,996,459	8,659,682

LOSS FROM OPERATIONS	(8,744,106)	(7,996,459)	(8,659,682)

OTHER INCOME (EXPENSE):
Interest income	9,348	17,079	55,497
Interest expense	(85,405)	(93,670)	-
Gain on warrant settlement	-	614,494	-
Loss on issuance of Series A preferred stock for accounts payable-related party	-	(142,669)	-
Loss on disposal of property and equipment	(2,026)	-	-
Change in fair value of derivatives	-	(5,845,313)	179,745

Other (expense) income, net	(78,083)	(5,450,079)	235,242
LOSS BEFORE INCOME TAX PROVISION	(8,822,189)	(13,446,538)	(8,424,440)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(8,822,189)	$(13,446,538)	$(8,424,440)

Net loss per common share- basic and diluted	$(0.81)	$(2.39)	$(2.35)

Weighted average common shares – basic and diluted	10,900,955	5,616,728	3,590,070

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders' Equity

For the period from July 1, 2018 through June 30, 2021

	Series A Preferred Stock: Par $0.001		Common Stock: Par $0.001
	Number of		Number of		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2018	226,581	$227	3,458,591	$3,459	$101,352,724	$(83,692,146)	$17,664,264

Series A Preferred stock issued for employee stock compensation	29,133	29	-	-	237,839	-	237,868
Net proceeds from issuance of common stock in connection with equity financing	-	-	347,223	347	822,394	-	822,741
Options issued for employee compensation	-	-	-	-	11,920		11,920
Common stock issued for consulting and legal services rendered	-	-	28,210	28	208,932	-	208,960
Warrants issued to Scientific Advisory Board	-	-	-	-	5,475	-	5,475
Common stock issued for employee compensation	-	-	3,572	4	28,568	-	28,572
Common stock issued for Directors fees	-	-	7,325	7	44,993	-	45,000
Net loss	-	-	-	-	-	(8,424,440)	(8,424,440)
Balance, June 30, 2019	255,714	$256	3,844,921	$3,845	$102,712,845	$(92,116,586)	$10,600,360

Series A Preferred stock issued for employee stock compensation	2,888	3	-	-	230,894	-	230,897
Series A Preferred stock issued for accounts payable-related party	100,000	100			392,569		392,669
Series A Preferred stock issued for loan origination fee	10,000	10	-	-	39,291	-	39,301
Net proceeds from issuance of common stock in connection with equity financings	-		4,275,000	4,275	16,672,700	-	16,676,975
Common stock issued for consulting and legal services rendered	-	-	78,958	79	254,171	-	254,250
Common stock issued for accounts payable	-	-	8,467	8	51,992	-	52,000
Common stock issued in exchange for warrants	-	-	677,224	677	5,721,866	-	5,722,543
Common stock issued upon cashless exercise of warrants	-	-	180,087	180	1,153,701	-	1,153,881
Warrants issued to Scientific Advisory Board	-	-	-	-	7,373	-	7,373
Common stock issued for employee compensation	-	-	3,572	4	29,247	-	29,251
Common stock issued for Directors fees	-	-	10,728	11	44,989	-	45,000
Rounding - fractional shares	-	-	4,457	4	(4)	-	-
Net loss	-	-	-	-	-	(13,446,538)	(13,446,538)

Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962
Series A Preferred stock issued for employee stock compensation	2,888	3	-	-	226,303	-	226,306
Net proceeds from issuance of common stock in connection with equity financings	-		2,389,584	2,390	16,561,307	-	16,563,697
Common stock issued for consulting and legal services rendered	-	-	25,434	25	107,975	-	108,000
Warrants issued to Scientific Advisory Board	-	-	-	-	6,103	-	6,103
Common stock issued for employee compensation	-	-	3,572	4	15,034	-	15,038
Common stock issued for Directors fees	-	-	13,166	13	56,237	-	56,250
Net loss	-	-	-	-	-	(8,822,189)	(8,822,189)

Balance, June 30, 2021	371,490	$372	11,515,170	$11,515	$144,284,593	$(114,385,313)	$29,911,167

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,822,189)	$(13,446,538)	$(8,424,440)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	226,306	230,897	237,868
Common shares issued as compensation and for services	179,288	328,501	282,532
Loss on issuance of preferred shares for accounts payable-related party	-	142,669	-
Options granted as compensation	-	-	11,920
Warrants granted to Scientific Advisory Board	6,103	7,373	5,475
Depreciation	696,268	691,454	687,640
Amortization of loan origination fees	18,013	21,288	-
Amortization	8,270	8,270	8,271
Loss on disposal of property and equipment	2,026	-	-
Write-off of deferred financing costs	12,190	-	-
Change in fair value of derivative liabilities	-	5,845,313	(179,745)
Gain on warrant settlement	-	(614,494)	-
Changes in operating assets and liabilities:
Prepaid expenses	205,437	(6,849)	(29,957)
Other long term assets	10,158	15,513	(21,025)
Accounts payable	(180,711)	122,834	86,554
Accounts payable - related parties	(530,041)	(12,203)	716,315
Accrued expenses	(44,955)	369	(184,178)

NET CASH USED IN OPERATING ACTIVITIES	(8,213,837)	(6,665,603)	(6,802,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(238,764)	(8,638)	(73,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	-	1,100,000	-
Net proceeds from issuance of common stock and warrants	16,563,697	16,676,975	2,350,000
Payment of note payable- related party	(1,100,000)	-	-
Deferred financing costs	-	(12,190)	-
Proceeds from loan payable	-	155,173	-
Payment of loan payable	(203,013)	(92,330)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,260,684	17,827,628	2,350,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,808,083	11,153,387	(4,526,564)

Cash and cash equivalents at beginning of period	13,708,594	2,555,207	7,081,771

Cash and cash equivalents at end of period	$20,516,677	$13,708,594	$2,555,207
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$4,858	$132,000	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Directors and Officers Insurance financed through loan	$235,476	$155,173	$-
Cashless exercise of warrants reclassed from warrant liability to common stock	$-	$1,153,881	$-
Series A preferred stock issued for accounts payable-related party	$-	$250,000	$-
Series A preferred stock issued for loan origination fee	$-	$39,301	$-
Common stock issued to settle accounts payable	$-	$52,000	$-
Stock warrants classified as a liability issued in connection with registered direct offering	$-	$-	$76,363

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2021, 2020 and 2019

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

The Company has several drugs in various stages of early development. COVID-19 has become our lead drug program due to the necessity of responding to the pandemic. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. The Company’s drug candidates for COVID-19 successfully entered core safety pharmacology studies required prior to any human clinical trials around October/November, 2020. The studies were completed in January and February 2021, and the Company has received draft reports from the external Contract Research Organization (CRO). The final quality audited reports on these studies are in the quality audit at this CRO, and are expected to be signed and released very soon. These cGLP core safety pharmacology reports will be required for an Investigational New Drug (IND) Application. The Company is currently working on a pre-IND application to the US Food and Drug Administration (FDA) to seek guidance for an IND. The Company is also involved with tasks needed for setting up and executing human clinical trials for our COVID-19 drug candidates, including selection of a Clinical Trial Contract Research Organization. In addition to the US FDA, the Company is also seeking to obtain regulatory approvals from other international bodies in order to perform the clinical trials in countries other than the USA. The Company cannot provide a timeline at this point because of external dependencies in the filing of regulatory applications, their approval(s) and beginning of clinical trials. As of June 30, 2021, there are 11 COVID-19 drugs that have received Emergency Use Authorization (EUA) and one drug that has received full approval (remdesivir) from the US FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from remdesivir and antibodies, there are very few drugs with direct antiviral effect that have EUA or are in clinical trials. Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before escape variants against existing vaccines and therapeutics become commonplace. Thus the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet. Additionally, specific populations such as immune-compromised persons, HIV-positive persons, and others would require therapeutics even if they are fully vaccinated, as the weak immune system in these populations limits the ability of vaccines to protect from COVID-19 infection and disease.

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

Note 2 – Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2021 of approximately $114.4 million and a net loss of approximately $8.8 million and net cash used in operating activities of approximately $8.2 million for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2021, the Company had available cash and cash equivalents of approximately $20.5 million.

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

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October 2022. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effect were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Years Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Warrants	9,146	22,218	398,156
Options	5,000	5,000	5,000
Total	14,146	27,218	403,156

The Company has 371,490, 368,602 and 255,714 shares of Series A preferred stock outstanding as of June 30, 2021, 2020 and 2019, respectively. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2021, 2020 and 2019 the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,300,215, 1,290,107, and 894,999, respectively, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2021, 2020 and 2019.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, which resulted in no unrecognized tax benefits as of June 30, 2021 and 2020. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations. For the years ended June 30, 2021, 2020 and 2019 there was no such interest or penalty.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”).  There were no recent ASU’s that are expected to have a material impact on the Company’s balance sheets or statements of operations.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

Property and Equipment

	For the Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$171,668	$8,638	$23,666

Accounts Payable- Related Party

	As of
	June 30, 2021	June 30, 2020
Pursuant to an Exclusive License Agreement we entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses we agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) we will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on our behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On October 2, 2018, the Company agreed to enter into an agreement with TheraCour for a waiver of two months worth of prepaid balance in advance of anticipated invoicing until the filing of an IND and the application of the current advance as a credit against current open invoices. Additionally, TheraCour agreed to defer $25,000 per month of development fees, beginning with July 2018 through December 31, 2019. Accounts payable due TheraCour at June 30, 2021 was $522,539 which was offset by a two month advance (see above) of $491,000. There was no advance at June 30, 2020.	$31,539	$561,580

Research and Development Costs Paid to Related Party

	For the Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Development fees and other costs charged by TheraCour pursuant to the License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2021, 2020 and 2019	$2,803,827	$2,158,034	$3,119,863

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. Amortization expense on the loan origination fee for the years ended June 30, 2021 and 2020 was $18,013 and $21,288 respectively, The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the years ended June 30, 2021 and 2020, the Company incurred interest expense of $62,773 and $69,227, respectively, which reduced the interest escrow balance included in prepaid expenses.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2021	June 30, 2020
GMP Facility	$8,020,471	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	5,989,807	5,756,956

Total Property and Equipment	14,333,666	14,100,815

Less Accumulated Depreciation	(5,248,765)	(4,556,384)
Property and Equipment, Net	$9,084,901	$9,544,431

Depreciation expense for the years ended June 30, 2021, 2020 and 2019 was $696,268, $691,454, and $687,640, respectively.

Note 6 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2021	June 30, 2020
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(108,836)	(100,566)
Trademarks and Patents, Net	$350,118	$358,388

Amortization expense amounted to $8,270, $8,270, and $8,271 for the years ended June 30, 2021, 2020 and 2019, respectively.

The Company amortizes our trademarks and patents over their expected original useful lives of 17 years.

Amortization expense in future years is as follows:

Years ended June 30,

2022	$8,271
2023	8,271
2024	8,271
2025	8,271
2026	8,271
Thereafter	308,763
Total amortization	$350,118

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2021		June 30, 2020
Severance payment	$		$21,000
Personnel and compensation costs		24,285	38,240
Consultant			10,000
		$24,285	$69,240

Note 8 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2021 to December 31, 2021 and January 1, 2020 to December 31, 2020. The original loan balances as of January 1, 2021 and January 1, 2020 was $235,476 and $155,173, respectively, payable at the rate of $24,062 and $15,874 monthly including interest at an annual rate of 4.74% and 5%, respectively, through October of each year. At June 30, 2021 and June 30, 2020, the loan balance was $95,306 and $62,843, respectively. For the years ended June 30, 2021 and June 30, 2020, the Company incurred interest expense of $4,858 and $2,516, respectively.

Note 9 – Equity Transactions

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

Fiscal Year Ended June 30, 2021 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares shall be vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $182,610 for the year ended June 30, 2021.

For the year ended June 30, 2021, the Scientific Advisory Board was granted fully vested warrants to purchase 2,288 shares of common stock at exercise prices between $3.94- $6.86 per share expiring in the fiscal year ending June 30, 2025. The fair value of the warrants was $6,103 for the year ended June 30, 2021 and recorded as consulting expense.

For the year ended June 30, 2021, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	91.14-91.92%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.24-.58%

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

The Company accounted for the proceeds of the ATM Offering at March 2, 2021 as follows:

Gross proceeds	$6,374,211
Less: offering costs and expenses	(252,730)
Net proceeds from issuance of common stock	$6,121,481

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $43,696, which is the fair value at date of issuance.

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

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $15,038, which was the fair value on the date of issuance.

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 25,434 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $108,000, which was the fair value at the dates of issuance.

For the year ended June 30, 2021, the Company’s Board of Directors authorized the issuance of 13,166 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $56,250, which was the fair value at date of issuance.

Note 10 – Stock Options and Warrants

Stock Options

The following table presents the activity of stock options for the years ended June 30, 2021, 2020 and 2019:

Stock Options	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at June 30, 2018	-	$-	-	-
Granted	15,000	10.00	-	-
Exercised	-	-	-	-
Forfeited	10,000	10.00	-	-
Canceled	-	-	-	-
Outstanding at June 30, 2019	5,000	10.00	2.16	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2020	5,000	$10.00	1.16	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2021	5,000	$10.00	.16	-

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

For the years ended June 30, 2021, 2020 and 2019, the Company recognized compensation expense of $0, $0 and $11,920 related to vested options granted to Dr. Taraporewala. As of June 30, 2021, there was no unrecognized compensation cost.

Stock Warrants

Stock Warrants	Number of Shares	Weighted Average Exercise Price per share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding and exercisable at June 30, 2018	348,480	$96.00	.53	$-
Granted	349,509	12.20	-	-
Exercised	-	-	-	-
Expired	299,837	101.60	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2019	398,156	$18.20	4.69	$-
Granted	349,508	3.00	-	-
Exercised	347,222	3.00	-	-
Expired	378,224	17.00	-	-
Canceled	-	-	-	-
Outstanding and exercisable at June 30, 2020	22,218	$30.82	2.28	$4,533
Granted	2,288	5.26	-	-
Exercised	-	-	-	-
Expired	2,860	34.26	-	-
Canceled	12,500	40.00	-	-
Outstanding and exercisable at June 30, 2021	9,146	$10.80	2.00	$1,943

Of the above warrants; 2,287 expire in fiscal year ending June 30, 2022; 2,287 expire in fiscal year ending June 30, 2023; 2,286 expire in fiscal year ending June 30, 2024 and 2,286 expire in fiscal year ending June 30, 2025

Note 11 – Fair Value Measurement

Fair value measurements

At June 30, 2019, the fair value of derivative liabilities was estimated using a lattice model that is based on the individual characteristics of our warrants, preferred and common stock, the derivative liability on the valuation date as well as assumptions for volatility, remaining expected life, risk-free interest rate and, in some cases, credit spread. The derivative liabilities are the only Level 3 fair value measures.

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

The Old Warrants were valued as of June 30, 2019 with the following assumptions:

-	The 5 year warrants issued on February 27, 2019 (expire February 27, 2024) included with an exercise price of $12.20 (subject to adjustments – full ratchet reset and fundamental transactions).

-	The stock price would fluctuate with the Company projected volatility.

-	The holder would exercise the warrant as they become exercisable (effective registration at issuance) at target prices of the higher of 2 times the projected reset exercise price or 2 times the stock price.

-	The holder would exercise the warrant at maturity if the stock price was above the projected reset prices.

-	The next capital raise is projected to occur during 2020 (annually 12 months from issuance) at prices approximating 100% of market triggering a reset event and exercise price adjustment.

-	The fundamental transaction projected with 0% probability increasing 1% per quarter to a maximum of 10% and settlement based on the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation period.

1 Year
6/30/19	76.1%

The Company remeasured the fair value of the derivative Old Warrants at January 24, 2020 to $8,403,468 with the following assumptions:

-	Valuation based on 347,222 warrants with an exercise price of $12.20

-	Lattice model based on market stock price of $8.45

-	The Holder would exercise the warrant at maturity if the stock price was above the projected exercise price.

-	An imminent reset event to $3.00 was projected based on the Company’s offering.

-	Future capital raises are projected to occur starting 1/31/21, and annually thereafter, at prices approximating 100% of market, which may trigger a reset event adjusting the exercise and the number of warrants.

-	The fundamental transaction was projected to occur 10% of the time, tested on an annual basis, with settlement equal to the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatility of the Company for the valuation date. The projected annual volatility for the valuation date was 106.5%.

The fair value of the New Warrants was $2,066,425 upon issuance at January 24, 2020 using the following assumptions:

-	Valuation based on 347,222 warrants with an exercise price of $3.00

-	Lattice model simulation based on market stock price of $8.45

-	The Holder would exercise the warrant at maturity if the stock price was above the projected exercise price.

-	Future capital raises are projected to occur starting 1/31/21, and annually thereafter, at prices approximating 100% of market, which may trigger a reset event adjusting the exercise and the number of warrants.

-	The fundamental transaction was projected to occur 10% of the time, tested on an annual basis, with settlement equal to the Black Scholes value.

-	The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatility of the Company for the valuation date. The projected annual volatility for the valuation date was 106.5%.

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended June 30, 2019 and 2020:

Fair Value Measurement

Using Significant

Unobservable Inputs

Derivative liability – warrant
Balance at July 1, 2018	$298,092
Additions during the year	1,527,259
Change in fair value	(179,745)
Transfer in and/or out of Level 3	-
Balance at July 1, 2019	$1,645,606
Additions during the year	2,066,425
Change in fair value	5,845,313
Transfer in and/or out of Level 3	(9,557,344)
Balance at June 30, 2020	$-

Note 12– Income Tax Provision

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2021, 2020, and 2019 differed from the amounts computed by applying the U.S. federal income tax rate of 21%, 21% and 21% respectively as follows:

	For the Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Federal Statutory Rate	-21.00%	-21.00%	-21.00%
Research and Development Credit	0.62%	0.13%	-9.21%
State Tax Rate	-5.93%	-5.93%	-7.49%
Stock Based Compensation	-%	-%	0.14%
Change in Statutory Federal Rate	-%	-%	80.30%
Valuation Allowance	26.31%	26.79%	-42.74%
Effective Tax Rate	-	-	-

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2021 and 2020 are as follows:

	June 30, 2021	June 30, 2020
Net operating loss	$26,676,579	$24,301,203
Research and development credit	7,053,228	6,998,172
Other	1,536,892	3,790,537

Total gross deferred tax assets	35,266,699	35,089,911
Less: valuation allowance	(35,266,699)	(35,089,911)
Net deferred tax asset	$-	$-

At June 30, 2021 and 2020, the Company has recorded a full valuation allowance against its net deferred tax assets of $35,266,699 and $35,089,911, respectively, since in the judgment of management, these assets are not more than likely than not to be realized. The increase in the valuation allowance during the year ended June 30, 2021 was $176,788.

As of June 30, 2021, the Company has approximately $93.7 million of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. The aggregate federal net operating losses generated for the years ended June 30, 2020 and 2021 of approximately $15.2 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. Net operating losses generated in years ended June 30, 2018 and prior have a 20-year carryforward and will begin expiring in 2025. As of June 30, 2021 and 2020, research and development credit carryforwards for federal and state purposes are $7,053,228, and $6,998,172, respectively. The state net operating loss and credit carryforwards begin to expire in 2025.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense; class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2021 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

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

Employment Agreements

The Company and Dr. Anil Diwan, President and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Anil Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Anil Diwan was awarded a grant of 26,250 shares of the Company’s Series A Preferred Stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. The extension agreement is renewable annually with consent of the Board of Directors. On September 14, 2021, the Board of Directors agreed to the extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022.

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

Note 14 - Subsequent Events

On September 9, 2021, the Company entered into a world-wide, exclusive, sub-licensable, license (“Covid-19 License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront cash payments to TheraCour and agreed to the following milestone payments to TheraCour: (i) the issuance of 100,000 shares of the Company’s Series A Convertible Preferred Stock within 30 days upon execution of this agreement; (ii) the issuance of 50,000 shares of the Company’s Series A Convertible Preferred Stock upon the approval of Licensee’s Investigational New Drug (IND) Application or its equivalent by a competent regulatory authority; (iii) $1,500,000 upon initiation of Phase I Clinical Trials, or its equivalent, for at least one Licensed Product within the Field on, or before, three (3) months from the date of the Authority’s acceptance of the IND, or its equivalent; (iv) $2,000,000 in cash upon completion of Phase 1 Clinical Trials; (v)  $2,500,000 in cash upon completion of Phase IIA clinical trials, or, its equivalent; (vi) the issuance of 100,000 shares of the Company’s Series A Convertible Preferred Stock upon the initiation of Phase 3 Clinical Trials, or, its equivalent, for at least one Licensed Product within the Field; and (vii) $5,000,000 in cash, or 500,000 shares of the Company’s Series A Convertible Preferred Stock upon completion of Phase III clinical trials, or its equivalent. Upon commercialization, NanoViricides will pay 15% of Net Sales to TheraCour, as defined in the agreement.