Form 10-Q
period 2021-09-30
NANOVIRICIDES, INC.
filed 2021-11-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

Commission File Number: 001-36081

NANOVIRICIDES, INC.

(Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

1 Controls Drive

Shelton, Connecticut 06484

(Address of principal executive offices and zip code)

(203) 937-6137

(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No  ◻

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ◻    No  ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	NNVC	NYSE-American

As of November 12, 2021, there were approximately 11,525,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,696,794	$20,516,677
Prepaid expenses	195,679	307,102
Total current assets	19,892,473	20,823,779

PROPERTY AND EQUIPMENT
Property and equipment	14,357,979	14,333,666
Accumulated depreciation	(5,423,122)	(5,248,765)
Property and equipment, net	8,934,857	9,084,901

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(110,903)	(108,836)
Trademark and patents, net	348,051	350,118

OTHER ASSETS
Security deposits	3,515	3,515
Total assets	$29,178,896	$30,262,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$116,248	$200,016
Accounts payable – related party	705,177	31,539
Loan payable	23,967	95,306
Accrued expenses	24,075	24,285
Total current liabilities	869,467	351,146

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 482,081 and 371,490 shares issued and outstanding, at September 30, 2021 and June 30, 2021, respectively	482	372
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,525,203 and 11,515,170 shares issued and outstanding, at September 30, 2021 and June 30, 2021, respectively	11,525	11,515
Additional paid-in capital	145,295,803	144,284,593
Accumulated deficit	(116,998,381)	(114,385,313)

Total stockholders' equity	28,309,429	29,911,167

Total liabilities and stockholders' equity	$29,178,896	$30,262,313

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2021	2020
OPERATING EXPENSES
Research and development	$2,096,920	$1,573,071
General and administrative	515,445	697,312

Total operating expenses	2,612,365	2,270,383

LOSS FROM OPERATIONS	(2,612,365)	(2,270,383)

OTHER INCOME (EXPENSE):
Interest income	188	3,059
Interest expense	(891)	(43,909)

Other expense, net	(703)	(40,850)

LOSS BEFORE INCOME TAX PROVISION	(2,613,068)	(2,311,233)

INCOME TAX PROVISION	—	—

NET LOSS	$(2,613,068)	$(2,311,233)

Net loss per common share- basic and diluted	$(0.23)	$(0.22)

Weighted average common shares outstanding- basic and diluted	11,515,279	10,487,601

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2021

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	371,490	$372	11,515,170	$11,515	$144,284,593	$(114,385,313)	$29,911,167

Series A preferred stock issued for employee stock compensation	10,591	10	—	—	32,880	—	32,890

Series A preferred stock issued for license agreement	100,000	100	—	—	934,988	—	935,088

Common stock issued for consulting and legal services rendered	—	—	6,509	6	26,994	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	1,352	—	1,352

Common shares issued for Directors fees	—	—	3,524	4	14,996	—	15,000

Net loss	—	—	—	—	—	(2,613,068)	(2,613,068)

Balance, September 30, 2021	482,081	$482	11,525,203	$11,525	$145,295,803	$(116,998,381)	$28,309,429

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2020

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

Series A preferred stock issued for employee stock compensation	387	—	—	—	53,098	—	53,098

Common stock issued for consulting and legal services rendered	—	—	5,135	5	26,995	—	27,000

Net proceeds from issuance of common stock in connection with equity financing	—	—	1,575,342	1,576	10,440,640	—	10,442,216

Warrants issued to Scientific Advisory Board	—	—	—	—	1,986	—	1,986

Common shares issued for Directors fees	—	—	2,040	2	11,248	—	11,250

Net loss	—	—	—	—	—	(2,311,233)	(2,311,233)

Balance, September 30, 2020	368,989	$369	10,665,931	$10,666	$137,845,601	$(107,874,357)	$29,982,279

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months ended
	September 30,	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,613,068)	$(2,311,233)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	32,890	53,098
Preferred shares issued pursuant to license agreement	935,088	—
Common shares issued as compensation and for services	42,000	38,250
Warrants granted to Scientific Advisory Board	1,352	1,986
Amortization of loan origination fees	—	9,825
Depreciation	174,357	175,162
Amortization	2,067	2,067
Changes in operating assets and liabilities:
Prepaid expenses	111,423	44,257
Other assets	—	3,910
Accounts payable	(83,768)	(122,560)
Accounts payable - related party	673,638	(123,762)
Accrued expenses	(210)	(6,945)

NET CASH USED IN OPERATING ACTIVITIES	(724,231)	(2,235,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,313)	(34,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	10,442,216
Deferred financing costs	—	(41,024)
Payment of loan payable	(71,339)	(47,034)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(71,339)	10,354,158

NET CHANGE IN CASH AND CASH EQUIVALENTS	(819,883)	8,083,228
Cash and cash equivalents at beginning of period	20,516,677	13,708,594
Cash and cash equivalents at end of period	$19,696,794	$21,791,822
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$892	$589
Income tax paid	$—	$—

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2021 AND 2020

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a nano-biopharmaceutical research and development company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology. NanoViricides is also unique in the bio-pharma field in that it possesses its own state of the art facilities for the design, synthesis, analysis and characterization of the nanomedicines that the Company develops, as well as for production scale-up, and c-GMP-like production in quantities needed for human clinical trials, where the Company’s design, development, and production work is performed. The biological studies such as the effectiveness, safety, bio-distribution and Pharmacokinetics/Pharmacodynamics on the Company’s drug candidates are performed by external collaborators and contract organizations.

The Company has several drugs in various stages of early development. COVID-19 has become the Company’s lead drug program due to the necessity of responding to the pandemic. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. The Company’s drug candidates for COVID-19 successfully entered core safety pharmacology studies required prior to any human clinical trials around October/November, 2020. The studies were completed in January and February 2021, and the Company has received draft reports from the external Contract Research Organization (CRO). The final quality audited reports on these studies are in the quality audit at this CRO, and are expected to be signed and released very soon. These cGLP core safety pharmacology reports will be required for an Investigational New Drug (IND) Application. The Company is currently working on a pre-IND application to the US Food and Drug Administration (FDA) to seek guidance for an IND. The Company is also involved with tasks needed for setting up and executing human clinical trials for the Company’s COVID-19 drug candidates, including selection of a Clinical Trial Contract Research Organization. In addition to the FDA, the Company is also seeking to obtain regulatory approvals from other international bodies in order to perform the clinical trials in countries other than the USA. The Company cannot provide a timeline at this point because of external dependencies in the filing of regulatory applications, their approval(s) and beginning of clinical trials. As of September 30, 2021, there are 11 COVID-19 drugs that have received Emergency Use Authorization (EUA) and one drug that has received full approval (remdesivir) from the FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from remdesivir and antibodies, there are very few drugs with direct antiviral effect that have EUA or are in clinical trials. Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before resistant variants  against existing vaccines and therapeutics become commonplace. Thus the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet. Additionally, specific populations such as immune-compromised persons, HIV-positive persons, and others would require therapeutics even if they are fully vaccinated, as the weak immune system in these populations limits the ability of vaccines to protect from COVID-19 infection and disease.

The Company plans on re-engaging its other lead antiviral program against herpes viruses, i.e. the HerpeCide™ program, as soon as it becomes feasible to conduct the corresponding antiviral human clinical studies. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. Of these, the Company is advancing the shingles drug candidate towards human clinical trials. The IND-enabling Safety/Toxicology studies required for doing so have been completed and the Company was in the process of preparing an IND application for this drug candidate when the SRAS-CoV-2 virus struck, whereupon management pivoted its efforts to respond to the threat of what has now become the COVID-19 pandemic. In addition, the Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced studies and are expected to follow the shingles drug candidate into human clinical trials. Shingles in adults and chicken pox in children is caused by the same virus, namely VZV (Varicella-zoster virus, aka HHV-3 or human herpesvirus-3). There are estimated to be approximately 120,000-150,000 annual chickenpox cases in the USA in the post-vaccination-era, i.e. since childhood vaccination with the live attenuated varicella virus Oka strain has become standard. In addition, the Company has drugs in development against all influenzas in our FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which the Company has broad, exclusive licenses. The first license agreement the Company executed with TheraCour on September 1, 2005 (“Exclusive License Agreement”), gave the Company an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional License Agreement with TheraCour. Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. In addition, on November 1, 2019, the Company entered into a world-wide, exclusive, sub-licensable, license (“VZV License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

On September 9, 2021, the Company entered into a world-wide, exclusive, sub-licensable, license (“Covid-19 License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront cash payments to TheraCour and agreed to the following milestone payments to TheraCour: (i) the issuance of 100,000 shares of the Company’s Series A preferred stock within 30 days upon execution of this agreement; (ii) the issuance of 50,000 shares of the Company’s Series A preferred stock upon the approval of the Company's IND Application or its equivalent by a competent regulatory authority; (iii) $1,500,000 upon initiation of Phase I clinical trials, or its equivalent, for at least one licensed product within-the field on, or before, three (3) months from the date of the authority’s acceptance of the IND, or its equivalent; (iv) $2,000,000 in cash upon completion of Phase 1 clinical trials; (v)  $2,500,000 in cash upon completion of Phase IIA clinical trials, or, its equivalent; (vi) the issuance of 100,000 shares of the Company’s Series A preferred stock upon the initiation of Phase 3 clinical trials, or, its equivalent, for at least one licensed product within the field; and (vii) $5,000,000 in cash, or 500,000 shares of the Company’s Series A preferred stock upon completion of Phase III clinical trials, or its equivalent. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement.

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at September 30, 2021 of approximately $117 million and a net loss of approximately $2.6 million and net cash used in operating activities of approximately $724,000 for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2021, the Company had available cash and cash equivalents of approximately $19.7 million.

Since the onset of the COVID-19 pandemic, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the COVID-19 drug candidate against SARS-CoV-2 into human clinical trials. The prior lead program for a shingles drug will follow the COVID-19 drug program.

On July 31, 2020, the Company entered into an At Market Issuance Sales Agreement (an “ATM”) with B. Riley Securities, Inc. and Kingswood Capital Markets, pursuant to which the Company may offer and sell, from time to time, shares of common stock, having an aggregate offering price of up to $50 million. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering was approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

The Company has not experienced a direct financial adverse impact of the effects of the COVID-19 pandemic. However, the pandemic required the Company to reorganize its priorities, because of the impact on the ability to conduct antiviral drug trials for the Company’s then lead program for shingles drug treatment. While clinical trials were in general adversely affected, the ability to enroll patients into the shingles antiviral drug clinical trial with the desired inclusion criteria became limited due to the widespread coronavirus infection. The shingles clinical trial design and conduct would also become more complex. The emergence of widespread health emergencies due to COVID-19 have led to regional quarantines, shutdowns, shortages, disruptions of supply chains, and economic instability. The impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted at this time. Though the Company has not experienced a direct financial impact, if the financial markets and/or the overall economy are impacted for an extended period, the Company’s ability to raise funds, in the future, may be materially adversely affected.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through November 2022. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on October 12, 2021.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed on October 12, 2021.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Options	—	5,000
Warrants	9,146	21,933
Total potentially outstanding dilutive common shares	9,146	26,933

The Company has 482,081 shares of Series A preferred stock outstanding as of September 30, 2021. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2021, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,687,284, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

	For the three months ended
	September 30,	September 30,
	2021	2020
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$19,154	$2,560

	As of
	September 30,	June 30,
	2021	2021
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company's behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at September 30, 2021 and June 30, 2021 was $991,935 and $517,862, inclusive of $200,000 which is deferred until the filing of an IND respectively, and which were offset by a two month advance (see above) of $491,000.

	$500,935	$26,862

Included in Accounts Payable–Related Party are reimbursements of certain of the Company’s executive compensation paid by TheraCour on behalf of the Company.	$204,242	$4,677

	For the three months ended
	September 30,	September 30,
	2021	2020
Research and Development Costs Paid to Related Party

Development fees and other costs charged by and paid to TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2021 and June 30, 2021.	$550,034	$648,324

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $935,088 for the three months ended September 30, 2021.

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the converted value of the Series A preferred stock to common at a ratio of 1:3.5. Amortization expense on the loan origination fee for the three months ended September 30, 2021 and 2020 was $0 and $9,825 respectively, The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the three months ended September 30, 2021 and 2020, the Company incurred interest expense of $0 and $33,733 respectively.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30,	June 30,
	2021	2021
GMP Facility	$8,025,629	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,008,962	5,989,807

Total Property and Equipment	14,357,979	14,333,666

Less Accumulated Depreciation	(5,423,122)	(5,248,765)
Property and Equipment, Net	$8,934,857	$9,084,901

Depreciation expense for the three months ended September 30, 2021 and 2020 was $174,357 and $175,162, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30,	June 30,
	2021	2021
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(110,903)	(108,836)
Trademarks and Patents, Net	$348,051	$350,118

Amortization expense amounted to $2,067 and $2,067 for the three months ended September 30, 2021 and 2020, respectively.

Note 7 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2021 to December 31, 2021 and January 1, 2020 to December 31, 2020. The original loan balances as of January 1, 2021 and January 1, 2020 was $235,476 and $155,173, respectively,  payable at the rate of $24,062 and $15,874 monthly including interest at an annual rate of 4.74% and 5%, respectively, through October of each year. At September 30, 2021 and June 30, 2021, the loan balance was $23,967 and $95,306, respectively. For the three months ended September 30, 2021 and 2020, the Company incurred interest expense of $848 and $589, respectively.

Note 8 - Equity Transactions

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized  the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense of $935,088 for the three months ended September 30, 2021.

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $27,246 for the three months ended September 30, 2021. The balance of $81,736 will be recognized as the remaining 7,653 shares vest and service is rendered for the year ended June 30, 2022.

For the three months ended September 30, 2021, the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation and recorded an expense of $5,644.

The fair value of the Series A preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2021	10,333	$111,012
8/31/2021	129	1,718
9/30/2021	100,129	936,984
	110,591	$1,049,714

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

a.	The common stock price for the three months ended September 30, 2021 was in the range $3.76 to $6.19.
b.	The conversion value is based on an assumption, for calculation purposes only, of a change in control in 3.5 years from the date of issuance.
c.	32.2% discount for lack of marketability (based upon a call put analysis) : 144.7% to 149.1% historical volatility, 0.57% to 0.51% risk free rate applied to the converted common stock.

In August 2021, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.65 per share expiring in August 2025. The fair value of the warrants was $1,352 and was recorded as consulting expense for the three months ended September 30, 2021.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	91.4%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.615%

For the three months ended September 30, 2021, the Company’s Board of Directors authorized the issuance of 6,509 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 for the three months ended September 30, 2021, which was the fair value on the dates of issuance.

For the three months ended September 30, 2021, the Company’s Board of Directors authorized the issuance of 3,524 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $15,000 for the three months ended September 30, 2021, which was the fair value on the dates of issuance.

Note 9 - Stock Warrants and Options

Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2021	9,146	$10.80	2.00	$1,943

Granted	572	4.65	3.88	—

Expired	(572)	31.20	—	—
Outstanding and exercisable at September 30, 2021	9,146	$9.14	2.00	$1,806

Of the above 1,715 expire in fiscal year ending June 30, 2022, 2,287 expire in fiscal year ending June 30, 2023, 2,286 warrants expire in the fiscal year ending June 30, 2024, 2,286 warrants expire in the fiscal year ending June 30, 2025, and 572 warrants expire in the fiscal year ending June 30, 2026.

Stock Options

Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Stock Options	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2021	5,000	$10.00	.16	$—

Granted	—	—	—	—

Expired	5,000	10.00	—	—

Outstanding and exercisable at September 30, 2021	—	—	—	—

The options expired on August 31, 2021.

Note 10 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A Preferred Stock. 8,750 shares vested equally on June 30, 2019, 2020 and 2021. On September 14, 2021, the Board of Directors and Dr. Anil Diwan, agreed to the extension of Dr. Diwan’s  employment agreement  for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed vested in quarterly installments following the grant date and fully vested on June 30, 2022.

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

On May 30, 2013, the Company entered into an employment agreement with Meeta Vyas, wife of the Company’s President and Chairman of the Board, to serve as its Chief Financial Officer. The employment agreement provided for a term of three years with a base salary of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On

January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. The Compensation Committee of the Board of Directors has extended the current provisions of the employment agreement pending its review of current industry compensation arrangements and employment agreements.

License Agreements

The Company is dependent upon its license agreements with TheraCour (See Notes 1 and 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. On November 1, 2019, the Company entered into a VZV License Agreement with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed.

On September 9, 2021, the Company entered into a Covid-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed.

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

We have several drugs in our pipeline. Of these, two drugs developed to combat the COVID-19 pandemics, namely NV-CoV-2 and NV-CoV-2-R, are our most advanced drug candidates. We are currently working on taking these two COVID-19 lead drug candidates into human clinical trials. We believe that the essential preclinical work including GLP Safety/Toxicology studies is substantially complete for taking these drugs into human evaluation. We are working on required regulatory submissions for initiating human clinical trials of our COVID-19 drug candidates at present.

After developing viable drug candidates against COVID-19 in 2020, we focused substantially on the COVID-19 drug development. We plan on undertaking further clinical advancement of our other lead drug candidate, NV-HHV-101 skin cream for the treatment of shingles, after the COVID-19 program completes initial human clinical studies. The essential preclinical work including GLP Safety/Toxicology studies of NV-HHV-101 was completed previously.

We also have several additional pre-clinical drug development programs including Herpes Simplex Viruses (HSV-1 that causes cold sores, and HSV-2 that causes genital ulcers), HIV/AIDS, Influenza, Dengue viruses, and Ebola/Marburg, which we plan to advance further towards clinical drug candidates as we progress further. Thus, we have a strong and broad pipeline that is expected to continue to result in highly effective drug candidates against a number of viral diseases.

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

Our COVID-19 drug candidates successfully entered core safety pharmacology studies required prior to commissioning human clinical trials around October/November, 2019. These studies have now been completed and we have received the GLP Safety/Toxicology reports from the external CRO in August 2021. We are now engaged in the preparation of clinical trial protocols and other activities that would be necessary for filing of an IND with the U.S. Food and Drug Administration (“FDA”) or equivalent regulatory filings for entering into human clinical trials in other countries.

The need for the broad-spectrum nanoviricide SARS-CoV-2 drug cannot be overstated in the current circumstances and the present status of the pandemic. As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise. Molnuprivir (Merck, ridgeback) recently received emergency use approvals and worldwide government support and sales bookings in several billions of dollars. However, this drug has significant mutagenic potential, and although orally administered, its effectiveness is extremely limited based on the clinical trials. It was not effective in hospitalized patients, a setting in which previously remdesivir (Gilead) has been shown to reduce hospitalization stay and disease impact on the patient, clearly demonstrating that it is not a very effective drug. Remdesivir is given as an infusion. In early November, Pfizer released limited information from their clinical trials of an oral protease inhibitor drug, PF-07321332 in combination with ritonavir, that showed results superior to molnupiravir in similar patient pools as with Merck molnupiravir clinical trial (recently infected patients with symptoms and having at least one health issue that would indicate significant risk of severe disease).

Neither of these oral drugs appear to be of benefit to patients with advanced disease.

We believe that the extremely strong effectiveness we have observed in cell culture studies and in lethal coronavirus lung infection animal studies, in comparison to remdesivir, should translate into strong effectiveness of our drug candidates NV-CoV-2 and NV-CoV-2-R in human cases of COVID-19 SRS-CoV-2 infection.

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

In addition to NV-CoV-2, we are also developing another anti-coronavirus drug candidate, NV-CoV-2-R. This drug candidate is comprised of holding remdesivir inside our polymeric drug candidate NV-CoV-2 by a process known as encapsulation. Thus NV-CoV-2-R is potentially capable of (1) direct attack on extracellular virus, to break the “re-infection cycle” by virtue of NV-CoV-2, and (2) attack on intracellular reproduction of the virus to break the “replication cycle” as has been validated for remdesivir. If both of these cycles are broken, in theory, it is expected to result in a cure of the virus infection, or at least a substantially strong control of the virus infection. Remdesivir is a challenging drug, because it is rapidly converted by blood and cellular enzymes into a significantly less potent form. It is also almost insoluble in aqueous media. These issues have been cited as possible reasons for different data from clinical trials. In randomized controlled clinical trials, Gilead reported that remdesivir was effective in reducing the hospital stay of COVID-19 patients significantly. However, in analysis of field usage of remdesivir and other clinical trials, the World Health Organization (WHO) reported that remdesivir was not as effective as was thought based on the clinical trials that led to first its emergency use approval (EUA) followed by complete approval (Approval) by the FDA. Encapsulation of remdesivir in NV-CoV-2 is expected to solve these problems. Encapsulation inside NV-CoV-2 is expected to protect remdesivir from the rapid bodily metabolism, thereby raising the effective drug concentration in the body, and it is also expected to make effective drug available over a longer period of time than the Gilead formulation of remdesivir.

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

Orally administered NV-CoV-2 as well as orally administered NV-CoV-2-R were found to be effective against a lethal lung coronavirus infection animal model that mimics the COVID-19 disease pathology. We have therefore developed “oral gummies” formulation of both of these drug candidates in preparation for ensuing human clinical trials. Oral bioavailability of NV-CoV-2-R was unexpected since remdesivir itself is rapidly metabolized and is not orally available. NV-CoV-2-R is made of remdesivir encapsulated within NV-CoV-2 polymeric micelles. We believe this encapsulation is successfully protecting remdesivir from metabolism resulting in oral effectiveness.

We have been executing rapidly and efficiently, as well as in a cost-effective and productive manner, towards the goal of advancing the first drug candidate into human clinical trials as soon as possible. We believe that taking our first drug candidate into initial human clinical trials will be a very important milestone in that it would essentially validate our entire platform technology as being capable of producing drug candidates worthy of human clinical trials, and potentially of success in those clinical trials.

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

During the three months ended September 30, 2021, we have been preparing for clinical trials of our COVID-19 drug candidates NV-CoV-2 and NV-CoV-2-R. We have completed improvements in manufacturing of the drug substance for NV-CoV-2. We are in the process of establishing packaging operations at our cGMP-capable facility in Shelton, CT. With these improvements, NanoViricides will be one of very few small pharma companies that are fully “vertically integrated” (“vertically integrated” refers to having capabilities from R&D to manufacturing and packaging of drug products).

We are in the process of preparing the dossiers for submission to regulatory agencies and related activities.

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

On November 11, 2020, we announced that we have engaged Calvert Labs to perform core safety pharmacology studies that are generally required for filing an Investigational New Drug (IND) application with the FDA prior to being able to begin human clinical studies.

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

On March 2, 2021, we reported in a press release that both of our anti-coronavirus drug candidates, namely, NV-CoV-2 and NV-CoV-2-R, were found to be highly effective in comparison to remdesivir against two distinctly different coronaviruses in our new cell culture studies. Remdesivir is one of the most effective drugs in cell culture studies against coronaviruses. Therefore our finding that NV-CoV-2 was highly effective and comparable to remdesivir in activity in these cell culture studies was pleasantly surprising. Even more striking was the finding that NV-CoV-2-R exceeded the effectiveness of remdesivir itself in these cell culture studies. These results indicate that NV-CoV-2 and NV-CoV-2-R could be some of the strongest weapons in the fight against coronaviruses and the current COVID-19 global pandemic.

On March 9, 2021, we reported in a press release that our pan-coronavirus COVID-19 drug candidates NV-CoV-2 and NV-CoV-2-R were found to be highly effective in pre-clinical antiviral animal studies, consistent with their previously reported effectiveness in cell culture studies against infection by human coronaviruses.

On September 22, 2021, we reported in a press release that remdesivir was indeed being protected from metabolism improving upon both its safety and effective drug level in the form of NV-CoV-2-R, i.e. due to encapsulation in NV-CoV-2.

On October 11, 2021 we reported in a press release that our pan-coronavirus COVID-19 drug candidate NV-CoV-2 was effective against SARS-CoV-2 in a pseudovirion cell culture study.

On November 15, 2021 we reported in a press release additional safety data on NV-CoV-2. In particular, NV-CoV-2  has been found to be an extremely safe, non-mutagenic, non-allergenic, and non-immunogenic drug in relevant animal models and in vitro studies.

The strong effectiveness of the three drugs NV-CoV-2, NV-CoV-2-R, and remdesivir against unrelated coronaviruses (namely hCoV-NL63, hCoV-229E, and SARS-CoV-2 pseudovirions) indicates their strong potential for treatment of coronavirus diseases including COVID-19, irrespective of variants or coronavirus types. The broad-spectrum effectiveness of the Company’s drug candidates is very important as coronavirus variants that are reported to evade antibodies, potentially causing disease in spite of vaccination, are becoming widespread as the COVID-19 global pandemic is progressing into its second year.

Remdesivir is known to be highly effective in cell culture studies against many coronaviruses as well as Ebola and other viruses. Thus NV-CoV-2-R can be expected to be at least as effective as remdesivir against all of these viruses in cell cultures. Moreover, NV-CoV-2-R would be expected to be significantly superior to remdesivir in human clinical studies, if our encapsulation process effectively protects remdesivir from bodily metabolism as is anticipated, and as observed in an animal model.

Based on these studies, we have developed formulations of both NV-CoV-2 and NV-CoV-2-R to meet the needs of different levels of disease severity and different types of patients, as reported in a press release on November 15, 2021.

Additional details of the studies referenced above are cited below:

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

Pre-clinical Efficacy Study in Lethally Infected Animals Reported on March 9, 2021

We developed a BSL2 lethal coronavirus lung infection rat model that mimics the lung pathology of COVDI-19 in humans. We used human coronavirus NL63 (h-CoV-NL63 or simply NL63) as a surrogate for SARS-CoV-2 in this model. NL63 is known to cause severe lower respiratory tract infections in young children leading to hospitalization. The symptoms are generally less severe than SARS-CoV-2 but are similar. In most cases, hCoV-NL63 causes relatively mild disease, often associated with croup, bronchiolitis, and lower respiratory tract disease in children, and is considered to cause some of the common colds in adults. Thus, the clinical manifestation of hCoV-NL63 infection in pediatric patients is similar to that of SARS-CoV-2, although much less severe. SARS-CoV-2 causes clinically similar milder forms of disease in most patients, but moderate to severe disease requiring hospitalizations in about 15-20% of infected persons. These similarities imply that hCoV-NL63 should be a reasonable model virus for antiviral cell culture and animal studies in BSL2 environment in the course of antiviral drug development for SARS-CoV-2.

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

Since the press release was issued, additional studies on histopathology of organs and blood chemistry from this experiment have been completed and there were no adverse findings.

The (1) significant improvement in lifespan by a factor of four to five, and (2) significant prevention of body weight loss, upon treatment with NV-CoV-2 as well as NV-CoV-2-R as compared to treatment with the FDA-approved remdesivir are important indicators for potential human clinical success of the Company’s drug candidates.

We studied the effectiveness of these drugs against the human coronaviruses h-CoV-NL63 (NL63) that uses the same ACE2 human cellular protein as receptor to gain entry into cells as do all variants of SARS-CoV-2 and SARS-CoV-1. Additionally, the human pathology of NL63 infection closely mimics that of SARS-CoV-2, albeit with limited disease severity. NL63 is a circulating human coronavirus that can be used in BSL2 labs. NL-63 is therefore being used as a model for anti-SARS-CoV-2 drug development in various labs including ours.

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

The strong effectiveness of NV-CoV-2 and NV-CoV-2-R drug candidates in this lethal coronavirus lung infection animal model is consistent with their previously reported effectiveness in cell culture studies against infection of two distinctly different human coronaviruses, hCoV-NL63, which was used in this animal efficacy study, and hCoV-229E, another circulating coronavirus that uses another receptor, namely APN. In contrast, while remdesivir was highly effective in the cell culture studies, it was not very effective in this animal efficacy study, a result that is consistent with human clinical studies of remdesivir.

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

Significant Improvement in the Safety and Metabolism of Remdesivir Due to Encapsulation In NV-CoV-2 Reported on September 22, 2021

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

The standard Veklury® formulation of remdesivir in betadex sulfobutyl ether sodium (SBECD) helps with suspending remdesivir in solution, but does not appear to significantly improve upon the metabolic effects. In contrast, NV-CoV-2-R is an encapsulation approach wherein remdesivir would slowly leak out into the bloodstream from the polymeric nano-micelles over time, imparting protection against metabolism and sustained effective levels of the encapsulated drug component over a longer time period.

NV-CoV-2 was Effective Against SARS-CoV-2, Reported on October 11, 2021

NV-CoV-2 was found to be effective against SARS-CoV-2 in a standard cell culture pseudovirion assay, demonstrating that the drug indeed has broad-spectrum pan-coronavirus activity. With these results, we have now demonstrated that NV-CoV-2 is highly effective in cell cultures against SARS-CoV-2, human coronavirus NL-63, and human coronavirus 229E, all very different human coronaviruses. This pan-coronavirus activity implies that the drug NV-CoV-2 should remain active in spite of evolution of variants of SARS-CoV-2 in the field, a highly sought-after characteristic to combat the current global pandemic.

A strong SARS-CoV-2 infection inhibition activity of NV-CoV-2 was observed in this pseudovirion study. Pseudovirion assay is a standard method for evaluating virus entry-inhibitors in BSL2 laboratories and is primarily used for viruses that would otherwise require high security BSL3 or BSL4 laboratories. In this study, SARS-CoV-2-pseudovirion virus particles were made that carry a green fluorescent protein (GFP) producer mRNA inside, and use the SARS-CoV-2 S1 protein on their surface to bind to ACE2 receptor protein on cells. They were incubated with NV-CoV-2 (test article), or a known neutralizing antibody (positive control), or just the vehicle buffer (negative control). Then these solutions were separately used to infect ACE2 positive cells and the cultures were incubated. Only the infected cells produced GFP and were visualized by green fluorescence in microscopy.

In this well-known assay, NV-CoV-2 was as effective as the neutralizing antibody in reducing the virus infection.

Additionally, the pseudovirion study also demonstrated that NV-CoV-2 neutralizes the virus particles themselves, outside of the cells, validating our design mechanism.

NV-CoV-2 Additional Safety Data, Reported on November 15, 2021

NV-CoV-2 has been found to be an Extremely Safe and Non-mutagenic Drug, as described below:

We reported in a press release on November 15, 2021 that NV-CoV-2 has been found to be non-immunogenic and non-allergenic. Further, it has not caused any hypersensitivity or adverse reactions at injection site or other adverse events in multiple animal studies. It was safe and well tolerated at very high dosages in single and multiple-dosing studies below the maximum tolerable dose (MTD) in animal models, based on available data. The maximum tolerable dosage in rats was determined to be 1,500 mg/Kg.

We also reported that NV-CoV-2 has been found to be non-mutagenic in a standard GLP Ames Test. This is important as molnupiravir, a heavily touted drug against COVID-19, is known to be mutagenic. Concerns have been raised about molnupiravir’s potential for generating more pathogenic variants of SARS-CoV-2 as well as for long term effect on the patient taking it.

We believe that the extremely strong safety we have observed in animal models should be indicative of a strong safety signal anticipated in Phase 1 human clinical trials.

The non-immunogenicity, non-allergenicity, and lack of hypersensitivity or adverse reactions at injection site seen in animal models with single and repeated injections leads us to postulate that it may be possible to give a therapeutic dose of NV-CoV-2 in humans via a simple slow-push injection rather than an infusion. If this proves out in clinical trials, it would enable treating moderate cases without hospitalizing the patients. This is an important unmet need that would help significantly reduce the severe and intense load on hospitals and health-care workers that occurs during the waves of the global COVID-19 pandemic.

NV-CoV-2 and NV-CoV-2-R Drug Formulations for Oral, Injectable, Infusion, and Direct Lung Inhalation Reported on November 15, 2021

We have developed formulations of both NV-CoV-2 and NV-CoV-2-R to meet the needs of different levels of disease severity and different types of patients.

We have recently completed the development of an oral gummies (“chewable gel”) formulation of NV-CoV-2. We believe that this formulation may have advantages in terms of drug bioavailability over oral pills, because of partial sublingual absorption that avoids the gastrointestinal tract. We maintain that this oral gummies formulation would be very attractive to patients, especially children, over oral pills. This formulation would be for the benefit of symptomatic non-hospitalized patients, Additionally, the simplicity of administration is expected to enable its prophylactic use as well.

We have previously developed an injectable formulation of NV-CoV-2 that we believe may not require infusion, allowing treatment of severe cases without hospitalization. This is an important unmet need for reducing strain on hospital systems during waves of the global COVID-19 pandemic.

Previously, the Company has developed formulations for infusion for both NV-CoV-2 and NV-CoV-2-R, to treat severely ill hospitalized patients.

We have also very recently developed formulations of both NV-CoV-2 and NV-CoV-2-R for direct inhalation into lungs using a simple nebulizer. This inhalation formulation is developed to benefit very severely ill patients with significant lung pathology. Direct inhalation of the drug would result in highest possible levels of the drug to be achieved in lungs thereby maximizing antiviral effect, and minimizing lung viral load. This is expected to help minimize lung damage, enabling the patient to recover rapidly.

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

The Company has developed NV-CoV-2-R based on this encapsulation capability that is built into its nanoviricide NV-CoV-2. The Company has chosen to encapsulate remdesivir as the participating drug for blocking the viral replication cycle. Remdesivir is approved by the FDA for the treatment of patients hospitalized with COVID-19. Encapsulation of remdesivir in the Company’s nanoviricide envelope is believed to protect it from metabolism in the body. This protection can be expected to lead to significant enhancement in the effectiveness of remdesivir itself (in the encapsulated form), by potentially increasing both the effective remdesivir concentration and its duration of action. This could be an additional favorable effect for the Company’s anti-coronavirus drug candidate NV-CoV-2-R. Remdesivir is sponsored by Gilead. Significant amounts of US government funding has been used in its development, from NIH as well as from BARDA. The Company is developing its drug candidates independently at present.

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

We have received final audited reports on most of the GLP studies already. We are now in the process of preparing submission documents for regulatory submissions. Additionally, we are actively seeking opportunities to engage appropriate sites for human clinical trials, both in the USA and abroad.

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

We have upgraded our facilities to enable complete clinical drug product manufacture, which involves both formulation and packaging under cGMP-compliant processes. We are currently in the process of setting up the final drug product packaging at our facility.

Thus, our anti-coronavirus drug program is moving rapidly towards human clinical trials.

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

However, it is now well recognized that antiviral drug development, especially novel pan-coronavirus or broad-spectrum drugs development was neither supported nor accelerated at various levels, both in the USA as well as internationally. Instead, fast-tracking was enabled for re-purposing of existing drugs and moving them into clinical trials against SARS-CoV-2. This has led to failures of several such programs, as well as an explosion in the number of drug development efforts and the number of clinical trials. Fast tracking was also enabled for antibody drugs, which are known to be highly specific and known to fail when variants emerge.

As of September 30, 2021, there are 11 COVID-19 drugs that have received Emergency Use Authorization (EUA) and one drug that has received full approval (remdesivir) from the FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from remdesivir and antibodies, there are very few drugs with direct antiviral effect that have EUA or are in clinical trials. The FDA advisory meeting to review EUA of Oral molnupiravir (Merck/Ridgeback) will be held on November 30, 2021. Pfizer in early November 2021, reported on clinical trials of their oral protease inhibitor, Paxlovid™ (PF-07321332 in combination with ritonavir), and plans to submit an EUA to the FDA.

Molnuprivir (Merck, Ridgeback) recently completed a clinical trial for oral use in SARS-CoV-2-infected patients with mild symptoms. The clinical data showed only about 48% reduction in hospitalization in spite of therapy being started very early. Unfortunately, molnupiravir has significant mutagenic properties. The possibility of additional potentially dangerous variants arising upon its use has been raised by renowned scientists. In addition, the possibility of long term harm to the person using molnupiravir due to its mutagenic nature has also been raised. Earlier, molnupiravir was found to be not effective in hospitalized patients, a setting in which previously remdesivir (Gilead) was shown to reduce hospitalization stay and disease impact on the patient. The clinical cumulative dosage course of molnupiravir is 8g indicated for mild disease, whereas that of remdesivir is 1.1g indicated for hospitalized patients with moderate to severe disease. Clearly molnupiravir is not a very effective drug in comparison to remdesivir. Remdesivir is given as an infusion, limiting its use to hospitalized patients.

In early November 2021, Pfizer released limited information from their clinical trials of an oral protease inhibitor drug, Paxlovid™ (PF-07321332 in combination with ritonavir). Paxlovid showed clinical effect superior to molnupiravir (about 89% reduction in hospitalization for paxlovid as opposed to 48% for molnupiravir) in similar patient pools in separate clinical trials (recently infected patients with symptoms and having at least one health issue that would indicate significant risk of severe disease).

Neither molnupiravir nor paxlovid oral drugs appear to be of benefit to patients with advanced disease. Their worldwide acceptance demonstrates the unmet need for effective therapeutics against SARS-CoV-2. Moreover, generation of virus mutants that escape the drug is known to occur in the case of both of these classical types of drugs that target specific proteins at specific locations. We believe that there is a much lower probability of generation of escape mutants against NV-CoV-2 (as compared to the classical types of drugs) (1) because it is designed to create a multi-point attack on the virus thereby completely disrupting the virus structure, and (2) because of the observed broad-spectrum activity of NV-COV-2 against multiple types of distinctly different coronaviruses including SARS-CoV-2.

Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before escape variants against existing vaccines and therapeutics become commonplace. Thus the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet.

Nevertheless, given the high rate of vaccination in the USA, and due to the very large number of clinical trials already under way, it is likely to be very difficult to engage into clinical trials for our novel coronavirus drug candidates in the United States. There appears to be several months of lead time before Phase 1 clinical trials of a novel drug can be initiated, because of the capacity saturation and hoarding effects in the clinical trials marketplace. We are therefore looking at sites outside USA, even as we continue our efforts for engaging sites within the USA. Additionally, it appears that the FDA is likely overloaded with the large numbers of clinical trials and applications in excess of 470 already reviewed and an estimated 660+ in planning stages (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). All of these factors have introduced significant uncertainties in the timeline for the execution of our COVID-19 clinical trials program.

Financial Status

Previously, on March 2, 2021 in an “At-the-Market” Offering, the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering was approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

As of September 30, 2021, we had approximately $19.7 million in cash and cash equivalents and $8.9 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.9 million. Stockholder’s equity was approximately $28.3 million at September 30, 2021.

During the three-month period ended September 30, 2021, we used approximately $0.7 million in cash toward operating activities. The available cash is sufficient for more than twelve months of operations at the current rate of expenditures. As our COVID-19 and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand for initial human clinical trials for at least one of our drug candidates at this time.

We do not anticipate any major capital costs going forward in the near future. The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

NanoViricides’ Drug Programs in Brief

We intend to take one of our broad-spectrum anti-coronavirus drug candidates into human clinical trials as soon as feasible. We intend to seek collaborations to develop the COVID-19 drug further towards emergency use approval and full approval by FDA as well as international regulatory authorities.

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

Initially, we plan on performing clinical trials based on VZV related biomarkers and clinical pathology, which we believe would be sufficient for a first indication for approval of the drug for treatment of shingles by the FDA. Sales of an effective drug against shingles with this limited indication are projected to reach several hundreds of millions of dollars. We plan on performing observations regarding PHN in these clinical trials so that an informed PHN clinical trial may be performed later to extend the drug indication.

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

The Company received an “Orphan Drug Designation” for our DengueCide™ drug from the FDA as well as the European Medicines Agency (EMA). This orphan drug designation carries significant economic benefits for the Company, upon approval of a drug.

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

Existing therapies against HSV include acyclovir and drugs chemically related to it. These drugs must be taken orally or by injection. Available topical treatments, including formulations containing acyclovir or chemically related anti-HSV drugs, are not very effective. Currently, there is no cure for herpes infection. Brincidofovir (CMX001) is being developed by Chimerix. It failed in a Phase 3 clinical trial for hCMV in organ transplants, and its Phase1/2 clinical trial for HSV in neonates was withdrawn recently. Cidofovir is a known highly effective but also toxic, broad-spectrum nucleoside analog drug that was modified with a lipidic chain structure to create brincidofovir. Pritelivir, by AiCuris, is a DNA Helicase/Primase inhibitor (HSV-1 and HSV-2) that has successfully completed certain Phase 2 clinical trials, and its indication in immune-compromised patients has received a fast track status from the FDA. Letermovir (Merck/AiCuris), a terminase complex inhibitor, is effective only against hCMV and has entered a Phase 3 clinical study in kidney transplant patients.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter, we have focused on development of a drug against SARS-CoV-2 that causes the COVID-19 spectrum of diseases. We have prioritized our resources with the goal of filing our first IND or an equivalent regulatory submission for performing initial clinical trials of our COVID-19 drug candidates in the shortest possible timeframe.

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

We plan to produce multiple batches of a drug product and satisfy that said drug product is within our own defined specifications. If we are satisfied with such strong reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the FDA.

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

We have contracted NorthEast BioLab, Hamden CT, to conduct the bio-analytical studies and facilitate the toxicokinetic analyses of NV-HHV-101. These studies and analyses are part of the required general safety and toxicology studies that will go into an IND Application to the FDA. NorthEast BioLab has already performed the bio-analytical assay development and validation and is in the process of determining the concentrations of NV-HHV-101 in blood samples from the general safety and toxicology studies that are required for IND.

We also engaged MB Research Labs, Spinnerstown, PA, to conduct the studies to assess the dermal sensitization and ocular irritation potential of the drug candidate. These initial studies involve two separate types of studies: 1) assess the direct potential of the drug candidate to induce skin sensitization after repeated treatment of the skin (contact dermal sensitization); and 2) assess the potential of the drug candidate to cause ocular irritation following potential exposure. The ocular irritation test (EpiOcularTM Eye Irritation Test, EIT) is a non-animal test in compliance with multi-national regulatory guidelines. Additional IND-enabling studies are in progress. Upon completion of all of these required studies, the Company anticipates filing an IND with the FDA to advance NV-HHV-101 into human clinical trials for topical dermal treatment of the shingles rash as the initial indication.

We anticipate completing master services agreements, after performing our due diligence, with additional parties in furtherance of our anti-viral drug development programs.

We have continued to achieve significant milestones in our drug development activities. Our lead program, NV-HHV-101 skin cream for the treatment of shingles rash, is in advanced pre-clinical stage, as we await final reports from external collaborators to produce and file the IND application with the FDA. All of our remaining drug development programs are presently at pre-clinical or advanced pre-clinical stage.

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

On September 9, 2021, the Company entered into a world-wide, exclusive, sub-licensable, license (“Covid-19 License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront cash payments to TheraCour and agreed to the following milestone payments to TheraCour: (i) the issuance of 100,000 shares of the Company’s Series A preferred stock within 30 days upon execution of this agreement; (ii) the issuance of 50,000 shares of the Company’s Series A preferred stock upon the approval of the Company’s IND Application or its equivalent by a competent regulatory authority; (iii) $1,500,000 upon initiation of Phase I clinical trials, or its equivalent, for at least one licensed product within-the field on, or before, three (3) months from the date of the authority’s acceptance of the IND, or its equivalent; (iv) $2,000,000 in cash upon completion of Phase 1 clinical trials; (v) $2,500,000 in cash upon completion of Phase IIA clinical trials, or, its equivalent; (vi) the issuance of 100,000 shares of the Company’s Series A preferred stock upon the initiation of Phase 3 clinical trials, or, its equivalent, for at least one licensed product within the field; and (vii) $5,000,000 in cash, or 500,000 shares of the Company’s Series A preferred stock upon completion of Phase III clinical trials, or its equivalent. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement.

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

A fundamental Patent Cooperation Treaty (“PCT”) patent application, on which the nanoviricides® technology is based, has resulted in additional issued patents in Europe and Korea. As with issuances in other countries including the United States, these patents have been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The corresponding original “pi-polymer” international application, namely, PCT/US06/01820, was filed under the PCT system in 2006. Several other patents have already been granted previously in this patent family in various countries and regions, including Australia, ARIPO, Canada, China, Hong Kong, Indonesia, Israel, Japan, Mexico, New Zealand, OAPI, Philippines, Singapore, Vietnam, South Africa, and the USA. Prosecution in several other countries continues. In May 2012, the US Patent (No. 8,173,764) was granted for “Solubilization and Targeted Delivery of Drugs with Self-Assembling Amphiphilic Polymers.” The US patent term is expected to last through October 1, 2028, including anticipated extensions in compensation for time spent in clinical trials. This US Patent has been allowed with a very broad range of claims to a large number of families of chemical structure compositions, pharmaceutical compositions, methods of making the same, and uses of the same. The disclosed structures enable self-assembling, biomimetic nanomedicines. Estimated expiry dates for these patents range nominally from 2027 to 2029 with various extensions accounting for delays in clinical trials. Additional issuances are expected in Europe, and in several other countries around the world.

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

A new patent application regarding coronavirus drug candidates has been filed under the PCT on June 25, 2021, and is automatically licensed by us under the Covid-19 License Agreement. Our anti-COVID drugs are based on polymeric micelle nanomedicine technologies developed by TheraCour and its affiliate, AllExcel, Inc.(“Allexcel”). The inventors at AllExcel have filed a broad PCT patent application that forms the basis of our two lead drug candidates, namely, NV-CoV-2 and NV-CoV-2-R. The new patent application covers the new technologies, compositions, formulations, processes, manufactured products, and methods of use, among other specifics. This patent application was filed on June 25, 2021, application number PCT/US2007/001607, entitled “Self-Assembling Amphiphilic Polymers As Anti-Covid-19 Agents”. Its nominal expiry date would be 20 years, after filing and if issued, i.e. June 24, 2041, and could be extended in certain countries under regulatory extensions to as late as into the year 2043, providing a significant commercial runway.

The patents are issued to the inventors Dr. Anil R. Diwan, PhD, Jayant G. Tatake, PhD, and Ann L. Onton, all of whom are among the founders of NanoViricides, Inc. The patents have been assigned to Allexcel, the Company at which the groundbreaking work was performed. AllExcel, Inc. has contractually transferred this intellectual property to TheraCour.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2021, we had cash and cash equivalents of $19,696,794, prepaid expenses of $195,679 and net property and equipment of $8,394,857. Accounts payable, loan payable and accrued expenses were $869,467, inclusive of account payables to a related party of $705,177, of which $200,000 is deferred until the filing of an IND. The accounts payable–related party is net of a two month advance of $491,000. Stockholders equity was $28,309,429 at September 30, 2021.

In comparison, as of June 30, 2021, we had $20,516,677 in cash and cash equivalents, prepaid expenses of $307,102 and $9,084,901 of net property and equipment. Our liabilities at June 30, 2021 were $351,146 including a third party short term loan payable of $95,306, accounts payable of $200,016 payable to third parties and accounts payable to TheraCour of $31,539.

During the three -month period ended September 30, 2021, we used approximately $0.7 million in cash toward operating activities. During the three-month period ended September 301, 2020 we used approximately $2.2 million in cash toward operating activities.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the March 2, 2021 “At the Market” Offering, the Company has sufficient funds in hand for initial human clinical trials of its first drug candidate for the treatment of SARS-CoV-2 infection. Management believes we will have to raise additional capital to fund and perform additional projected work, including further required clinical trials of the first drug candidate towards approval, as well as engaging in further IND-enabling development and subsequent anticipated IND filings of human clinical trials of additional HerpeCide program drug candidates.

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

Research and Development Costs

The Company does not maintain separate accounting line items for each project in development. The Company maintains aggregate expense records for all research and development conducted. Because at this time all of the Company’s projects share a common core material, the Company allocates expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. Far fewer man-hours are spent on the projects at low priority than the projects at high priority. In this quarter, we have focused on our COVID-19 program drug candidates.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three month period ended September 30, 2021.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2021 increased $523,849 to $2,096,920 from $1,573,071 for the three months ended September 30, 2020.The increase in the cost of research and development expenses for the three months ended September 30, 2021 is due a milestone payment of 100,000 shares of the Company’s Series A preferred stock, with a fair value of approximately $935,000 issued to TheraCour upon execution of an exclusive license agreement for the sale of drugs to treat Covid-19 infections using TheraCour’s technology, and offset by a decrease in outside lab expenses

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2021 decreased $181,867 to $515,445 from $697,312 for the three months ended September 30, 2020. The decrease in general and administrative expenses during the three months ended September 30, 2021 compared to the prior period resulted primarily from decreases in professional fees and in operating expenses in general.

Interest Income – Interest income for the three months ended September 30, 2021 decreased $2,871 to $188 from $3,059 for the three months ended September 30, 2020. The decrease in interest income for the three months ended September 30, 2021 is due to a decrease in interest rates, offset, in part, by increases in cash and cash equivalents.

Interest Expense – Interest expense decreased $43,018 to $891 for the three months ended September 30, 2021 from $43,909 for the three months ended September 30, 2020. The decrease in interest expense for the three months ended September 30, 2021 is a result of the repayment of the Open End Mortgage Note and the complete amortization of the mortgage loan origination fee at December 31, 2020.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended September 30, 2021, the Company had a net loss of $(2,613,068) or $(0.23) per share compared to a net loss of $(2,311,233) or $(.0.22) per share for the three months ended September 30, 2020. The increase in the net loss for the three months ended September 30, 2021 is attributable to a milestone payment of 100,000 shares of the Company’s Series A preferred stock, with a fair value of approximately $935,000, issued to TheraCour upon execution of an exclusive license agreement for the sale of drugs to treat Covid-19 infections using TheraCour’s technology offset by a decrease in outside lab expenses and professional fees and operating expenses in general.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $19,696,794, and prepaid expenses of $195,679 as of September 30, 2021 and accounts payable, loan payable, and accrued expenses were $869,467, inclusive of accounts payable of $705,177 to a related party of which $200,000 is deferred until the filing of an IND. The accounts payable–related party is net of a two month advance of $491,000. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $116,998,381 at September 30, 2021. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. On July 31, 2020, the Company entered into a Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of approximately $7.83 per share. The net proceeds to the Company from the offering was approximately $6.1 million after placement agent fees and other estimated offering expenses.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September 30, 2021.

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

As of September 30, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2021. The material weakness in internal control over financial reporting resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. This material weakness remains unremediated as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized  the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense of  $935,088 for the three months ended September 30, 2021.

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $27,246 for the three months ended September 30, 2021. The balance of $81,736 will be recognized as the remaining 7,653 shares vest and service is rendered for the year ended June 30, 2022.

For the three months ended September 30, 2021, the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation and recorded an expense of $5,644.

In August 2021, the Scientific Advisory Board (SAB) was granted fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.65 per share expiring in August 2025. The fair value of the warrants was $1,352 and was recorded as consulting expense for the three months ended September 30, 2021.

For the three months ended September 30, 2021, the Company’s Board of Directors authorized the issuance of 6,509 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $27,000 for the three months ended September 30, 2021, which was the fair value on the dates of issuance.

For the three months ended September 30, 2021, the Company’s Board of Directors authorized the issuance of 3,524 fully vested shares of its common stock with a restrictive legend for Director Services. The Company recorded an expense of $15.000 for the three months ended September 30, 2021, which was the fair value on the dates of issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 15, 2021	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 15, 2021	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)