Form 10-Q
period 2021-12-31
NANOVIRICIDES, INC.
filed 2022-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

Commission File Number: 001-36081

NANOVIRICIDES, INC.

(Exact name of Company as specified in its charter)

NEVADA	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

1 Controls Drive

Shelton, Connecticut 06484

(Address of principal executive offices and zip code)

(203) 937-6137

(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ◻

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	⌧
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ◻    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	NNVC	NYSE-American

As of February 14, 2022, there were approximately 11,534,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

INDEX

PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Balance Sheets at December 31, 2021 (Unaudited) and June 30, 2021	3

Statements of Operations for the Three and Six Months Ended December 31, 2021and 2020 (Unaudited)	4

Statements of Changes in Stockholders’ Equity for the Periods from July 1, 2021 through December 31, 2021 (Unaudited) and from July 1, 2020 through December 31, 2020 (Unaudited)	5-6

Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

PART II OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3. Defaults Upon Senior Securities	49

Item 4. Mine Safety Disclosures	50

Item 5. Other Information	50

Item 6. Exhibits and Reports on Form 8-K	51

Signatures	52

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,335,892	$20,516,677
Prepaid expenses	141,904	307,102
Deferred financing costs	37,408	—
Total current assets	17,515,204	20,823,779

PROPERTY AND EQUIPMENT
Property and equipment	14,543,329	14,333,666
Accumulated depreciation	(5,598,440)	(5,248,765)
Property and equipment, net	8,944,889	9,084,901

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(112,971)	(108,836)
Trademark and patents, net	345,983	350,118

OTHER ASSETS
Security deposits	3,515	3,515
Total assets	$26,809,591	$30,262,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$153,180	$200,016
Accounts payable – related party	166,948	31,539
Loan payable	—	95,306
Accrued expenses	24,157	24,285
Total current liabilities	344,285	351,146

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 482,468 and 371,490 shares issued and outstanding, at December 31, 2021 and June 30, 2021, respectively	482	372
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,534,484 and 11,515,170 shares issued and outstanding, at December 31, 2021 and June 30, 2021, respectively	11,534	11,515
Additional paid-in capital	145,372,805	144,284,593
Accumulated deficit	(118,919,515)	(114,385,313)

Total stockholders' equity	26,465,306	29,911,167

Total liabilities and stockholders' equity	$26,809,591	$30,262,313

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
OPERATING EXPENSES
Research and development	$1,261,308	$1,493,200	$3,358,228	$3,066,271
General and administrative	659,268	798,722	1,174,713	1,496,034

Total operating expenses	1,920,576	2,291,922	4,532,941	4,562,305

LOSS FROM OPERATIONS	(1,920,576)	(2,291,922)	(4,532,941)	(4,562,305)

OTHER INCOME (EXPENSE)
Interest income	2,073	1,187	3,127	4,246
Interest expense	(2,631)	(37,293)	(4,388)	(81,202)
Loss on disposal of property and equipment	—	(2,026)	—	(2,026)

Other (expense) income, net	(558)	(38,132)	(1,261)	(78,982)

LOSS BEFORE INCOME TAX PROVISION	(1,921,134)	(2,330,054)	(4,534,202)	(4,641,287)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(1,921,134)	$(2,330,054)	$(4,534,202)	$(4,641,287)

Net loss per common share- basic and diluted	$(0.17)	$(0.22)	$(0.39)	$(0.44)

Weighted average common shares outstanding- basic and diluted	11,525,304	10,666,056	11,520,291	10,576,828

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the six months ended December 31, 2021

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	371,490	$372	11,515,170	$11,515	$144,284,593	$(114,385,313)	$29,911,167

Series A preferred stock issued for employee stock compensation	10,591	10	—	—	32,880	—	32,890

Series A preferred stock issued for license agreement	100,000	100	—	—	934,988	—	935,088

Common stock issued for consulting and legal services rendered	—	—	6,509	6	26,994	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	1,352	—	1,352

Common shares issued for Directors fees	—	—	3,524	4	14,996	—	15,000

Net loss	—	—	—	—	—	(2,613,068)	(2,613,068)

Balance, September 30, 2021	482,081	$482	11,525,203	$11,525	$145,295,803	$(116,998,381)	$28,309,429

Series A preferred stock issued for employee stock compensation	387	—	—	—	33,367	—	33,367

Common stock issued for consulting and legal services rendered	—	—	5,993	6	26,994	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	1,644	—	1,644

Common shares issued for Directors fees	—	—	3,288	3	14,997	—	15,000

Net loss	—	—	—	—	—	(1,921,134)	(1,921,134)

Balance, December 31, 2021	482,468	$482	11,534,484	$11,534	$145,372,805	$(118,919,515)	$26,465,306

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 1, 2020 through December 31, 2020

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

Series A preferred stock issued for employee stock compensation	387	—	—	—	53,098	—	53,098

Common stock issued for consulting and legal services rendered	—	—	5,135	5	26,995	—	27,000

Net proceeds from issuance of common stock in connection with equity financing	—	—	1,575,342	1,576	10,440,640	—	10,442,216

Warrants issued to Scientific Advisory Board	—	—	—	—	1,986	—	1,986

Common shares issued for Directors fees	—	—	2,040	2	11,248	—	11,250

Net loss	—	—	—	—	—	(2,311,233)	(2,311,233)

Balance, September 30, 2020	368,989	$369	10,665,931	$10,666	$137,845,601	$(107,874,357)	$29,982,279

Series A preferred stock issued for employee stock compensation	387	—	—	—	50,602	—	50,602

Common stock issued for consulting and legal services rendered	—	—	7,411	7	26,993	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	1,215	—	1,215

Common shares issued for Directors fees	—	—	4,106	4	14,996	—	15,000

Net loss	—	—	—	—	—	(2,330,054)	(2,330,054)

Balance, December 31, 2020	369,376	$369	100,677,448	$10,677	$137,939,407	$(110,204,411)	$27,746,042

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months ended
	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,534,202)	$(4,641,287)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	66,257	103,700
Preferred shares issued pursuant to license agreement	935,088	—
Common shares issued as compensation and for services	84,000	80,250
Warrants granted to Scientific Advisory Board	2,996	3,201
Depreciation	349,675	348,096
Amortization of loan origination fees	—	18,013
Amortization	4,135	4,135
Loss on disposal of property and equipment	—	2,026
Write-off of deferred financing costs	—	12,190
Changes in operating assets and liabilities:
Prepaid expenses	165,198	182,765
Other assets	—	7,820
Accounts payable	(46,836)	(195,585)
Accounts payable - related party	135,409	(432,676)
Accrued expenses	(128)	(43,978)

NET CASH USED IN OPERATING ACTIVITIES	(2,838,408)	(4,551,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(209,663)	(43,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	10,442,216
Payment of note payable - related party	—	(1,100,000)
Deferred financing costs	(37,408)	—
Payment of loan payable	(95,306)	(62,843)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(132,714)	9,279,373

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,180,785)	4,684,478
Cash and cash equivalents at beginning of period	20,516,677	13,708,594
Cash and cash equivalents at end of period	$17,335,892	$18,393,072
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$943	$655

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

December 31, 2021 AND 2020

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

The Company has several drugs in various stages of early development. COVID-19 has become the Company’s lead drug program due to the necessity of responding to the pandemic. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. The Company’s drug candidates for COVID-19 successfully entered core safety pharmacology studies required prior to any human clinical trials around October/November, 2020. The studies were completed in January and February 2021, and the Company had received, at that time, draft reports from the external Contract Research Organization (CRO). The final quality audited reports on these studies have been signed and released to the Company. These cGLP core safety pharmacology reports are required for an Investigational New Drug (IND) Application. The Company is currently working on a pre-IND application to the US Food and Drug Administration (FDA) to seek guidance for an IND. The Company is also involved with tasks needed for setting up and executing human clinical trials for the Company’s COVID-19 drug candidates, including selection of a Clinical Trial Contract Research Organization. In addition to the FDA, the Company is also seeking to obtain regulatory approvals from other international bodies in order to perform the clinical trials in countries other than the USA. The Company cannot provide a timeline at this point because of external dependencies in the filing of regulatory applications, their approval(s) and beginning of clinical trials. As of Decmber 31, 2021, there are 14 COVID-19 drugs that have received Emergency Use Authorization (EUA) and one drug that has received full approval (remdesivir) from the FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from remdesivir and antibodies, there are very few drugs with direct antiviral effect that have EUA or are in clinical trials. Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before resistant variants against existing vaccines and therapeutics become commonplace. Thus the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet. Additionally, specific populations such as immune-compromised persons, HIV-positive persons, and others would require therapeutics even if they are fully vaccinated, as the weak immune system in these populations limits the ability of vaccines to protect from COVID-19 infection and disease.

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

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at December 31, 2021 of approximately $119 million and a net loss of approximately $4.5 million and net cash used in operating activities of approximately $2.8 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2021, the Company had available cash and cash equivalents of approximately $17.3 million.

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

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through February 14, 2023. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31, 2021	December 31, 2020
Options	—	5,000
Warrants	9,146	21,646
Total potentially outstanding dilutive common shares	9,146	26,646

The Company has 482,468 shares of Series A preferred stock outstanding as of December 31, 2021. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2021, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,688,638, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$61,563	$—	$80,717	$2,560

	As of
	December 31,	June 30,
	2021	2021
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at December 31, 2021 and June 30, 2021 was $657,948 and $517,862, inclusive of $200,000 which is deferred until the filing of an IND respectively, and which were offset by a two month advance (see above) of $491,000.

	$113,788	$26,862

Included in Accounts Payable–Related Party are reimbursements of certain of the Company’s executive compensation paid by TheraCour on behalf of the Company.	$53,160	$4,677

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Research and Development Costs Paid to Related Party

Development fees and other costs charged by and paid to TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2021 and June 30, 2021	$616,871	$606,742	$1,166,904	$1,255,066

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $0 and $935,088 for the three and six months ended December 31, 2021, respectively.

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the converted value of the Series A preferred stock to common at a ratio of 1:3.5. Amortization expense on the loan origination fee for the three months ended December 31, 2021 and 2020 was $0 and $8,188 respectively, The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the three and six months ended December 31, 2021, the Company incurred interest expense of $0 and $0 respectively and for the three and six months ended December 31, 2020, the Company incurred interest expense of $29,040 and $62,773, respectively

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31,	June 30,
	2021	2021
GMP Facility	$8,149,416	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,070,525	5,989,807

Total Property and Equipment	14,543,329	14,333,666

Less Accumulated Depreciation	(5,598,440)	(5,248,765)
Property and Equipment, Net	$8,944,889	$9,084,901

Depreciation expense for the three months ended December 31, 2021 and 2020 was $175,318 and $172,934, respectively, and for the six months ended December 31, 2021 and 2020 were $349,675 and $348,096, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31,	June 30,
	2021	2021
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(112,971)	(108,836)
Trademarks and Patents, Net	$345,983	$350,118

Amortization expense amounted to approximately $2,068 and $2,068 for the three months ended December 31, 2021 and 2020, respectively, and for the six months ended December 31, 2021 and 2020 were approximately $4,135 and $4,135, respectively.

Note 7 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2021 to December 31, 2021 and January 1, 2020 to December 31, 2020. The original loan balances as of January 1, 2021 and January 1, 2020 was $235,476 and $155,173, respectively, payable at the rate of $24,062 and $15,874 monthly including interest at an annual rate of 4.74% and 5%, respectively, through October of each year. At December 31, 2021 and June 30, 2021, the loan balance was $0 and $95,306, respectively. For the three and six months ended December 31, 2021, the Company incurred interest expense of $95 and $943, respectively. For the three and six months ended December 31, 2020, the Company incurred interest expense of $66 and $655, respectively.

Note 8 - Equity Transactions

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense of $0 and $935,088 for the three and six months ended December 31, 2021.

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $27,246 and $54,492 for the three and six months ended December 31, 2021, respectively. The balance of $54,490 will be recognized as the remaining 5,102 shares vest and service is rendered for the year ended June 30, 2022.

For the three and six months ended December 31, 2021, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $6,121 and $11,765, respectively for the three and six months ended December 31, 2021 related to these issuances.

The fair value of the Series A preferred stock was the following for the dates indicated:

Date	Shares	Value
7/31/2021	10,333	$111,012
8/31/2021	129	1,718
9/30/2021	100,129	936,984
10/31/2021	129	2,166
11/30/2021	129	1,895
12/31/2021	129	2,060
	110,978	$1,055,835

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The conversion of the shares is triggered by a change of control. The valuations of the Series A Convertible preferred stock at each issuance used the following inputs:

a.	The common stock price for the six months ended December 31, 2021 was in the range $3.50 to $7.86.
b.	The conversion value is based on an assumption, for calculation purposes only, of a change in control in 3.5 years from the date of issuance.
c.	32.2% discount for lack of marketability (based upon a call put analysis): 144.7% to 149.1% historical volatility, 0.57% to 0.51% risk free rate applied to the converted common stock.

During the six months ended December 31, 2021, the Scientific Advisory Board was granted in August 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.65 per share expiring in August 2025 and in November 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.92 per share expiring in November 2025. The fair value of the warrants was $1,644 for the three months ended December 31, 2021 and $2,996 for the six months ended December 31, 2021 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	86.0-91.4%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.615-1.065%

For the three and six months ended December 31, 2021, the Company’s Board of Directors authorized the issuance of 5,993 and 12,502, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $54,000, respectively, for the three and six months ended December 31, 2021, which is reflective of the fair value on the dates of issuance.

For the three and six months ended December 31, 2021, the Company’s Board of Directors authorized the issuance of 3,288 and 6,812, respectively, fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $15,000 and $30,000 for the three and six months ended December 31, 2021, which is reflective of the fair value on the dates of issuance.

Note 9 - Stock Warrants and Options

Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2021	9,146	$10.80	2.00	$1,943

Granted	1,144	5.29	3.76	—

Expired	(1,144)	27.30	—	—
Outstanding and exercisable at December 31, 2021	9,146	$8.05	2.00	$623

Of the above 1,143 expire in fiscal year ending June 30, 2022, 2,287 expire in fiscal year ending June 30, 2023, 2,286 warrants expire in the fiscal year ending June 30, 2024, 2,286 warrants expire in the fiscal year ending June 30, 2025, and 1,144 warrants expire in the fiscal year ending June 30, 2026.

Stock Options

Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Stock Options	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2021	5,000	$10.00	.16	$—

Granted	—	—	—	—

Expired	5,000	10.00	—	—

Outstanding and exercisable at December 31, 2021	—	—	—	—

The options expired on August 31, 2021.

Note 10 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vested equally on June 30, 2019, 2020 and 2021. On September 14, 2021, the Board of Directors and Dr. Anil Diwan, agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. On September 14, 2021 the Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed vested in quarterly installments following the grant date and fully vested on June 30, 2022.

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

We have several drugs in our pipeline. Of these, two drugs developed to combat the COVID-19 pandemic, namely NV-CoV-2 and NV-CoV-2-R, are our most advanced drug candidates. We are currently working on taking these two COVID-19 lead drug candidates into human clinical trials. We believe that the essential preclinical work including GLP Safety/Toxicology studies is substantially complete for taking these drugs into human evaluation. We are working on required regulatory submissions for initiating human clinical trials of our COVID-19 drug candidates at present.

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

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. We intend to produce our drug substances, and in many cases, our drug products as well, for clinical trials in this facility. We have the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for first-in-human use in the on-going SARS-CoV-2 pandemic for our anti-coronavirus drugs in development, as well as for the anticipated clinical trials of NV-HHV-101 skin cream for the treatment of shingles.

We believe that our platform technology enables development of drugs that viruses would not escape from. In fact, we have successfully screened our COVID-19 drug candidates to be able to protect cells against infection by distinctly different coronaviruses. This broad-spectrum drug development approach was adopted to ensure that our drug candidates should remain effective even as variants of SARS-CoV-2 continue to evolve in the field, just as we had already anticipated at the very beginning of the pandemic.

This broad-spectrum capability is highly sought after as the effectiveness of vaccines as well as antibody drugs is waning with each evolution of new virus variants. The US FDA has revoked the emergency use authorization (EUA) of two different antibody drug cocktails that received EUA early on because of loss of effectiveness against the current Omicron variants and sub-variants.

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

This total attack on the whole lifecycle of the virus is expected to result in the most effective drug candidates. It is now well accepted that multiple antivirals together produce better effectiveness than single ones individually. Our strategy goes beyond simply a mix of multiple antivirals. Our unique, shape-shifting nanomedicine technology leads to substantial improvement in the pharmacokinetic properties of the guest antiviral drug. We have shown that encapsulation of Remdesivir in NV-CoV-2 protects remdesivir from bodily metabolism in animal studies. This allows higher concentrations of remdesivir to be reached and simultaneously extends the effectiveness time period in comparison to the standard Veklury® (Gilead) formulation. The resulting drug, NV-CoV-2-R has not only significantly improved characteristics for its Remdesivir component, but additionally provides the novel re-infection blocking mechanism of NV-CoV-2.

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

Since then we have successfully developed orally active formulations of our drug candidates, in an oral syrup form, as well as an oral gummies (“Chewable Gel”) form. We believe that for mild to moderate cases, for pediatric, and older patients, the oral syrup and gummies forms would be highly advantageous over tablets, capsules, injections, infusions, or lung inhalations. We have already developed an Injectable form of NV-CoV-2 as well as NV-CoV-2-R, and an Inhalation form. The Injectable form is expected to be valuable in the treatment of severe cases. The Inhalation form is expected to provide greater benefits to more severe patients by providing high concentration of the drug locally in the lungs where the SARS-CoV-2 viruses cause the most damage. The inhalation form is designed to be delivered by a simple hand-held device as an aerosol.

We are working with advice from a clinical research organization and external consultants and collaborators on developing the initial human clinical studies plan and application documents. Simultaneously, we are working on putting the various agreements together as necessary. We believe we are now close to completing the clinical trial plan, clinical trial application documents, as well as most of the agreements. We will be able to announce the resulting collaborations once the formal steps are completed.

The need for the broad-spectrum nanoviricide SARS-CoV-2 drug cannot be overstated in the current circumstances and the present status of the pandemic. As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise. Of the available antivirals, only remdesivir has shown significantly high activity in severe disease. However, it suffers from rapid bodily metabolism and toxicity, as well as the fact that it requires daily infusions. Molnuprivir (Merck, Ridgeback), an oral drug, has received emergency use approval (EUA) by the US FDA but was rejected by the Indian regulator, citing its mutagenicity, toxicity, potential carcinogenicity, potential teratogenicity, and a poor risk-benefit profile. Paxlovid® (Pfizer) has received an EUA from the US FDA but is not yet widely available. It is a combination of two drugs, nirmatrelvir, a SARS-CoV-2 main protease inhibitor, and ritonavir, an HIV-1 protease inhibitor and CYP3A inhibitor. It has several drug-drug-interaction limitations on its use. EUAs for two monoclonal antibody cocktails (one from Regeneron and one from Eli Lilly) were revoked recently by the US FDA because of poor efficacy against Omicron variant and sub-variant. Another monoclonal antibody, Sotrovimab (GSK/Vir) has an active EUA at present but is in short supply. Molnupiravir, Paxlovid as well as Sotrovimab are approved only for the treatment patients with high risk of severe disease, while they are presenting with mild-to-moderate COVID-19. None of these antivirals are approved for use in hospitalized patients or in patients requiring oxygen therapy, except Remdesivir.

Oral drugs are sought after for the treatment of mild to moderate COVID-19 disease. We have successfully developed oral syrup and oral gummies (“Chewable Gel”) formulations of our lead drug candidate NV-CoV-2 against COVID-19 (see below).

We believe that the extremely strong effectiveness we have observed in cell culture studies and in lethal coronavirus lung infection animal studies, in comparison to Remdesivir, should translate into strong effectiveness of our drug candidates NV-CoV-2 and NV-CoV-2-R in human cases of COVID-19 SARS-CoV-2 infection.

We are developing a broad-spectrum antiviral drug candidate, NV-CoV-2, where the potential for escape of virus variants is minimized by the very design of the drug for the treatment of COVID-19 infected sick persons. In contrast, vaccines are not treatments for sick persons, and must be administered to healthy individuals, and further require several weeks for the recipient’s immune system to become capable of protecting against the target virus strain. Variants have readily developed that are capable of infecting vaccinated persons although it is believed that vaccinated persons have a low risk of death from COVID-19 compared to unvaccinated persons. Of note, SARS-CoV-1 was shown to have potential for “Antibody-Dependent-Enhancement of Disease” (“ADE”). Dengue viruses are particularly known for ADE. When a virus variant or subtype infects persons that have antibodies to a previous virus of the same kind more severely and causing higher risk of fatalities, it is called ADE. The antibodies in the patient may be because of a prior natural infection, vaccination, or therapeutic usage. Such a potential for a next variant of SARS-CoV-2 cannot be ignored because (a) SARS-CoV-1 has already shown such potential, and (b) the Omicron variant and subvariant of SARS-CoV-2 have been productively infecting vaccinated persons, acquiring subsequent additional mutations. Therefore, the development of highly active antivirals such as NV-CoV-2 and NV-CoV-2-R is of greater importance today than before vaccines were widely deployed.

In addition to NV-CoV-2, we are also developing another anti-coronavirus drug candidate, NV-CoV-2-R. This drug candidate is comprised of holding Remdesivir inside our polymeric drug candidate NV-CoV-2 by a process known as encapsulation. Thus NV-CoV-2-R is potentially capable of (1) direct attack on extracellular virus, to break the “re-infection cycle” by virtue of NV-CoV-2, and (2) attack on intracellular reproduction of the virus to break the “replication cycle” as has been validated for remdesivir. If both of these cycles are broken, in theory, it is expected to result in a cure of the virus infection, or at least a substantially strong control of the virus infection. Remdesivir is a challenging drug, because it is rapidly converted by blood and cellular enzymes into a significantly less potent form. It is also almost insoluble in aqueous media. These issues have been cited as possible reasons for differing datasets from clinical trials and clinical usage conducted under different conditions. In randomized controlled clinical trials, Gilead reported that Remdesivir was effective in reducing the hospital stay of COVID-19 patients significantly. However, in analysis of field usage of remdesivir and other clinical trials, the World Health Organization (WHO) reported that Remdesivir was not as effective as was thought based on the clinical trials that led to first its emergency use approval (EUA) followed by full approval (Approval) by the FDA. Remdesivir continues to be the most active antiviral against COVID-19 despite approvals of several additional antivirals as of now.

NV-CoV-2-R is expected to have significantly greater clinical activity than Remdesivir because it (a) significantly enhances the capabilities of Remdesivir due to encapsulation of Remdesivir and (b) further boosts the antiviral activity due to the “Re-Infection Blocking” mechanism of NV-CoV-2 itself, as explained earlier, by solving the challenges of existing Remdesivir formulations cited above. We have already shown that NV-CoV-2-R has significantly greater activity than Remdesivir in lethal coronavirus lung infection animal studies.

It is important to develop NV-CoV-2 by itself as a drug because the inherent toxicity of Remdesivir that can be inferred from its molecular structure may limit its usage in certain patient populations.

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

During the six months ended December 31, 2021, we have been preparing for clinical trials of our COVID-19 drug candidates NV-CoV-2 and NV-CoV-2-R. We have completed improvements in manufacturing of the drug substance for NV-CoV-2. We are in the process of establishing packaging operations at our cGMP-capable facility in Shelton, CT. With these improvements, NanoViricides will be one of very few small pharma companies that are fully “vertically integrated” (“vertically integrated” refers to having capabilities from R&D to manufacturing and packaging of drug products).

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

On November 15, 2021 we reported in the same press release that we have successfully developed oral syrup and oral gummies (“chewable gel”) formulations of NV-CoV-2. The oral gummies formulation may have advantages in terms of drug bioavailability over oral pills, because of partial sublingual absorption that avoids the gastrointestinal tract. We believe that both the oral gummies and oral syrup formulations would be very attractive to patients, especially children, and older patients, over oral pills. These formulations would be for the benefit of symptomatic non-hospitalized patients. Additionally, the simplicity of administration is expected to enable their prophylactic use as well.

We also reported that we have previously developed an injectable formulation of NV-CoV-2 that we believe may not require infusion, allowing treatment of severe cases without hospitalization. This is an important unmet need for reducing strain on hospital systems during waves of the global COVID-19 pandemic.

Previously, we have developed formulations for infusion for both NV-CoV-2 and NV-CoV-2-R, to treat severely ill hospitalized patients.

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

Remdesivir is known to be highly effective in cell culture studies against many coronaviruses as well as Ebola and other viruses. Thus NV-CoV-2-R can be expected to be at least as effective as remdesivir against all of these viruses in cell cultures. Moreover, NV-CoV-2-R would be expected to be significantly superior to Remdesivir in human clinical studies, if our encapsulation process effectively protects remdesivir from bodily metabolism as observed in animal model studies.

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

The (1) significant improvement in lifespan, by a factor of four to five, and (2) significant prevention of body weight loss upon treatment with NV-CoV-2 as well as NV-CoV-2-R as compared to treatment with the FDA-approved remdesivir are important indicators for potential human clinical success of the Company’s drug candidates.

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

The Company has developed NV-CoV-2 and NV-CoV-2-R based on its platform nanoviricides® technology (see further below). This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. The nanoviricide technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only two attachment points per antibody.

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

Clinical Trial Preparation

The COVID-19 human clinical trials landscape in the USA became heavily crowded because of the guidelines that enabled any drug that had previously gone through Phase I to be repurposed for COVID-19 clinical trial, with a justifiable rationale, not necessitating antiviral drug development. Large pharma companies were not impacted in their capabilities of developing and taking antivirals against COVID-19 into clinical trials, but smaller companies, such as ours that are developing novel antivirals have been severely affected. Further, given the high rate of vaccination in the USA, and due to the very large number of clinical trials already under way, it is likely to be very difficult to engage into clinical trials for our novel coronavirus drug candidates in the United States. There appears to be several months of lead time before Phase 1 clinical trials of a novel drug can be initiated, because of the capacity saturation and hoarding effects in the clinical trials marketplace. As of December 31, 2021, the US FDA CTAP Dashboard snapshot lists 670+ drug development programs in planning stages, 470+ clinical trials including INDs reviewed by the FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). With this workload, the timelines for review are expected to be extended. We are therefore working on non-USA clinical trial services.

We are therefore looking at sites outside USA, even as we continue our efforts for engaging sites within the USA. All of these factors have introduced significant uncertainties in the timeline for the execution of our COVID-19 clinical trials program as a risk factor.

As stated in the summary earlier, we are working with advice from a clinical research organization and external consultants and collaborators on developing the initial human clinical studies plan and application documents. Simultaneously, we are working on putting the various agreements together as necessary. We believe we are now close to completing the clinical trial plan, clinical trial application documents, as well as most of the agreements. We will be able to announce the resulting collaborations once the formal steps are completed.

Thus, our anti-coronavirus drug program is now very close to entering the human clinical trials stage.

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

As of December 31, 2021, there are 14 COVID-19 drugs that have received Emergency Use Authorization (EUA) of which only 1 drug that has received full approval (Remdesivir) from the FDA (https://www.fda.gov/emergency-preparedness-and-response/mcm-legal-regulatory-and-policy-framework/emergency-use-authorization#coviddrugs). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from Remdesivir and antibodies, there are only 2 drugs with direct antiviral effect that have received an EUA, namely, oral nucleoside analog Molnupiravir (Merck/Ridgeback), and Oral protease inhibitor, Paxlovid™ (Pfizer).

Molnuprivir (Merck, Ridgeback) completed a clinical trial for oral use in SARS-CoV-2-infected patients with mild symptoms. The clinical data showed only about 48% reduction in hospitalization in spite of therapy being started very early. Unfortunately, molnupiravir has significant mutagenic properties. The possibility of additional potentially dangerous variants arising upon its use has been raised by renowned scientists. In addition, the possibility of long term harm to the person using molnupiravir due to its mutagenic nature has also been raised. Earlier, molnupiravir was found to be not effective in hospitalized patients, a setting in which previously Remdesivir (Gilead) was shown to reduce hospitalization stay and disease impact on the patient. The clinical cumulative dosage course of molnupiravir is 8g indicated for mild disease, whereas that of Remdesivir is 1.1g indicated for hospitalized patients with moderate to severe disease. Remdesivir is given as an infusion, limiting its use to hospitalized patients. The Indian Council of Medical Research (ICMR) national task force focused on COVID-19 will opt to not recommend the antiviral drug molnupiravir in their clinical management protocol for COVID-19 despite the approval of molnupiravir by India’s drug regulatory body—the Drugs Controller General of India (DCGI), citing that it does not have much benefit in the treatment of coronavirus infection and that there were major safety concerns. ( https://rupreparing.com/news/2022/1/14/india-icmr-rejects-mercks-molnupiravir-as-antiviral-for-covid-19not-effective-amp-material-safety-concerns ; see also https://trialsitenews.com/top-research-chief-for-india-mercks-molnupiravir-has-major-safety-concerns/).

Pfizer’s oral drug, Paxlovid™ (PF-07321332 aka nirmatrelvir in combination with ritonavir) has received an EUA from the US FDA in December, 2021. Comparing the clinical trials press releases issued by Pfizer for Paxlovid and by Merck for Molnupiravir, we find that Paxlovid showed clinical effect superior to molnupiravir (about 89% reduction in hospitalization for paxlovid as opposed to 48% for molnupiravir) in similar patient pools (recently infected patients with symptoms and having at least one health issue that would indicate significant risk of severe disease

Neither Molnupiravir nor Paxlovid oral drugs were approved for patients with advanced disease. Their worldwide acceptance demonstrates the unmet need for effective therapeutics against SARS-CoV-2. Moreover, generation of virus mutants that escape the drug is known to occur in the case of both of these classical types of drugs that target specific proteins at specific locations. We believe that there is a much lower probability of generation of escape mutants against NV-CoV-2 (as compared to the classical types of drugs) (1) because it is designed to create a multi-point attack on the virus thereby completely disrupting the virus structure, and (2)

because of the observed broad-spectrum activity of NV-COV-2 against multiple types of distinctly different coronaviruses including SARS-CoV-2.

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

In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The Company believes that , to the best of our knowledge, only the nanoviricide® technology is capable of both (a) attacking extracellular virus, thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

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

Financial Status

Previously, on March 2, 2021 in an “At-the-Market” Offering, the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering were approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

As of December 31, 2021, we had approximately $17.3 million in cash and cash equivalents and $8.9 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.3 million. Stockholder’s equity was approximately $26.5 million at December 31, 2021.

During the six-month period ended December 31, 2021, we used approximately $2.8 million in cash toward operating activities. The available cash is sufficient for more than twelve months of operations at the current rate of expenditures. As our COVID-19 and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand for initial human clinical trials for at least one of our drug candidates at this time.

We do not anticipate any major capital costs going forward in the near future. The Company believes that it has several important milestones that it will be achieving in the current year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

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

The Company believes that it’s anti-herpes drug candidates for the treatment of cold sores and for genital lesions should lead to effective control of the cold sores rapidly, and may also lead to a long lag time before a new recurrence episode occurs. This is because it is believed that recurrence rates increase by virtue of further infection of new nerve endings from the site of the herpesvirus outbreak, which result in additional nerve cells harboring the virus. If this in situ re-infection is limited, which we believe is the primary mechanism of nanoviricide drugs, then it is expected that the number of HSV harboring reservoir cells should decrease, and recurrence rate should go down.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2021, we had cash and cash equivalents of $17,335,892, prepaid expenses of $141,904 and net property and equipment of $8,944,889. Accounts payable and accrued expenses were $344,285, inclusive of account payables to a related party of $166,948, of which $200,000 is deferred until the filing of an IND. The accounts payable–related party is net of a two month advance of $491,000. Stockholders’ equity was $26,465,306 at December 31, 2021.

In comparison, as of June 30, 2021, we had $20,516,677 in cash and cash equivalents, prepaid expenses of $307,102 and $9,084,901 of net property and equipment. Our liabilities at June 30, 2021 were $351,146 including a third party short term loan payable of $95,306, accounts payable of $200,016 payable to third parties and accounts payable to TheraCour of $31,539.

During the six -month period ended December 31, 2021, we used approximately $2.8 million in cash toward operating activities. During the six-month period ended December 31, 2020, we used approximately $4.6 million in cash toward operating activities.

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

We believe that we have developed sufficient data on our first drug candidate NV-CoV-2 for the treatment of SARS-CoV-2 infection (COVID-19), to support an IND or equivalent international regulatory application to enable Phase 1 human clinical trials for testing the drug in human patients. We believe we have developed sufficient pre-clinical data that will be needed prior to a Phase 2 human clinical trial as well. After completing the Phase 1 clinical trials for NV-CoV-2, we intend to extend the Phase 1 studies to pediatric populations, and also engage in Phase 2 studies towards an EUA for NV-CoV-2 in adult patients. We plan on undertaking the studies first in mild to moderate cases of COVID-19 and then extend the clinical trials to include separate cohorts of severe and hospitalized cases of COVID-19. We plan on studying our oral formulations in the Phase 1 and Phase 2 clinical trials first, followed by our Injectable and Inhalation formulations developed for the severely infected and hospitalized COVID-19 patients.

We have previously completed IND-enabling studies for a drug candidate for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV). We plan on taking the shingles drug candidate into human clinical trials after clinical trials of our COVID-19 drug candidate.

As a risk factor, we recognize that the FDA may require additional studies to be done before approving the IND. Assuming that the FDA allows us to conduct human clinical studies as we intend to propose, we believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy of one of the drugs under development in human clinical studies. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further Phase II and Phase III human clinical studies, additional studies in animal models to obtain any necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles of our drug candidates towards drug approval or licensure from regulatory agencies.

As a strategy, we plan to develop the same drug, once initial clinical trials towards a first approval of the drug are completed, for commercial approval for additional indications, such as pediatric applications, special case applications for certain classes of immune-compromised patients, among others, provided that appropriate levels of funding become available. We believe that adding further indications would significantly expand market penetration and improve return on investment for our drugs.

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three month period ended December 31, 2021.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2021 decreased $231,892 to $1,261,308 from $1,493,200 for the three months ended December 31, 2020. Research and development expenses for the six months ended December 31, 2021 increased $291,957 to $3,358,228 from $3,066,271 for the six months ended December 31, 2020.The decrease in the cost of research and development expenses for the three months ended December 31, 2021 is due to a decrease in outside lab expenses. The increase in the cost of research and development expenses for the six months ended December 31, 2021 is due a milestone payment of 100,000 shares of the Company’s Series A preferred stock, with a fair value of approximately $935,000 issued to TheraCour upon execution of an exclusive license agreement for the sale of drugs to treat Covid-19 infections using TheraCour’s technology, and offset by a decrease in outside lab expenses.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2021 decreased $139,454 to $659,268 from $798,722 for the three months ended December 31, 2020. General and administrative expenses for the six months ended December 31, 2021 decreased $321,321 to $1,174,713 from $1,496,034 for the six months ended December 31, 2020. The decrease in general and administrative expenses during the six months ended December 31, 2021 compared to the prior period resulted primarily from decreases in professional fees and in operating expenses in general.

Interest Income – Interest income for the three months ended December 31, 2021 increased $886 to $2,073 from $1,187 for the three months ended December 31, 2020. Interest income for the six months ended December 31, 2021 decreased $1,119 to $3,127 from $4,246 for the six months ended December 31, 2020. The increase in interest income for the three months ended December 31, 2021 is due to an increase in interest rates during the three month period ended December 31, 2021. The decrease in interest income for the six months ended December 31, 2021 is due to a mark to market adjustment of cash equivalent funds.

Interest Expense – Interest expense decreased $34,662 to $2,631 for the three months ended December 31, 2021 from $37,293 for the three months ended December 31, 2020. Interest expense decreased $76,814 to $4,388 for the six months ended December 31, 2021 from $81,202 for the six months ended December 31, 2020. The decrease in interest expense for the three and six months ended December 31, 2021 is a result of the repayment of the Open End Mortgage Note and the complete amortization of the mortgage loan origination fee at December 31, 2020.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended December 31, 2021, the Company had a net loss of $(1,921,134) or $(0.17) per share compared to a net loss of $(2,330,054) or $(0.22) per share for the three months ended December 31, 2020. For the six months ended December 31, 2021, the Company had a net loss of $(4,534,202) or $(0.39) per share compared to a net loss of $(4,641,287) or $(.0.44) per share for the six months ended December 31, 2020. The decrease in the net loss for the six months ended December 31, 2021 is attributable to a milestone payment of 100,000 shares of the Company’s Series A preferred stock, with a fair value of approximately $935,000, issued, in September 2021, to TheraCour upon execution of an exclusive license agreement for the sale of drugs to treat Covid-19 infections using TheraCour’s technology offset by a decrease in outside lab expenses and professional fees and operating expenses in general.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $17,335,892, and prepaid expenses of $141,904 as of December 31, 2021 and accounts payable, loan payable, and accrued expenses were $344,285, inclusive of accounts payable of $166,948 to a related party of which $200,000 is deferred until the filing of an IND. The accounts payable–related party is net of a two month advance of $491,000. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $118,919,515 at December 31, 2021. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. On July 31, 2020, the Company entered into a Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of approximately $7.83 per share. The net proceeds to the Company from the offering was approximately $6.1 million after placement agent fees and other estimated offering expenses.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended December 31, 2021.

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

As of December 31, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2021. The material weakness in internal control over financial reporting resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. This material weakness remains unremediated as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment.

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series a preferred stock of $27,246 and $54,492 for the three and six months ended December 31, 2021, respectively.

For the three and six months ended December 31, 2021, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively fully vested shares of its Series A preferred stock for employee compensation.

During the six months ended December 31, 2021, the Scientific Advisory Board was granted in August 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.65 per share expiring in August 2025 and in November 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.92 per share expiring in November 2025.

For the three and six months ended December 31, 2021, the Company’s Board of Directors authorized the issuance of 5,993 and 12,502, respectively, fully vested shares of its common stock with a restrictive legend for consulting services.

For the three and six months ended December 31, 2021, the Company’s Board of Directors authorized the issuance of 3,288 and 6,812, respectively, fully vested shares of its common stock with a restrictive legend for Director Services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 21, 2022, the Company was advised of the passing of Stanley Glick, an Independent Member of the Board of Directors and Chairman of the Audit Committee. The Company has not yet nominated or appointed a replacement to the Board or Audit Committee. Brian Zucker has assumed Mr. Glick’s responsibilities as Chairman of the Audit Committee until a replacement is named.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 14, 2022	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: February 14, 2022	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)