Form 10-Q
period 2022-03-31
NANOVIRICIDES, INC.
filed 2022-05-16
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were approximately 11,554,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	March 31,	June 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,572,134	$20,516,677
Prepaid expenses	337,182	307,102
Deferred financing costs	37,408	—
Total current assets	15,946,724	20,823,779

PROPERTY AND EQUIPMENT
Property and equipment	14,582,652	14,333,666
Accumulated depreciation	(5,777,932)	(5,248,765)
Property and equipment, net	8,804,720	9,084,901

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(115,038)	(108,836)
Trademark and patents, net	343,916	350,118

OTHER ASSETS
Service agreements	45,702	—
Security deposits	3,515	3,515
Total other assets	49,217	3,515
Total assets	$25,144,577	$30,262,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,987	$200,016
Accounts payable – related party	73,587	31,539
Loan payable	164,905	95,306
Accrued expenses	25,252	24,285
Total current liabilities	386,731	351,146

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 10,000,000 shares designated, 484,195 and 371,490 shares issued and outstanding, at March 31, 2022 and June 30, 2021, respectively	484	372
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,554,476 and 11,515,170 shares issued and outstanding, at March 31, 2022 and June 30, 2021, respectively	11,554	11,515
Additional paid-in capital	145,457,987	144,284,593
Accumulated deficit	(120,712,179)	(114,385,313)

Total stockholders' equity	24,757,846	29,911,167

Total liabilities and stockholders' equity	$25,144,577	$30,262,313

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
OPERATING EXPENSES
Research and development	$1,255,074	$1,464,177	$4,613,302	$4,530,448
General and administrative	532,801	643,358	1,707,514	2,139,392

Total operating expenses	1,787,875	2,107,535	6,320,816	6,669,840

LOSS FROM OPERATIONS	(1,787,875)	(2,107,535)	(6,320,816)	(6,669,840)

OTHER INCOME (EXPENSE)
Interest expense	(4,789)	(495)	(6,050)	(77,471)
Loss on disposal of property and equipment	—	—	—	(2,026)

Other (expense) income, net	(4,789)	(495)	(6,050)	(79,477)

NET LOSS	$(1,792,664)	$(2,108,030)	$(6,326,866)	$(6,749,317)

Net loss per common share- basic and diluted	$(0.16)	$(0.19)	$(0.55)	$(0.63)

Weighted average common shares outstanding- basic and diluted	11,540,926	10,953,052	11,527,069	10,700,405

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the nine months ended March 31, 2022

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	371,490	$372	11,515,170	$11,515	$144,284,593	$(114,385,313)	$29,911,167

Series A preferred stock issued for employee stock compensation	10,591	10	—	—	32,880	—	32,890

Series A preferred stock issued for license agreement	100,000	100	—	—	934,988	—	935,088

Common stock issued for consulting and legal services rendered	—	—	6,509	6	26,994	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	1,352	—	1,352

Common shares issued for Directors fees	—	—	3,524	4	14,996	—	15,000

Net loss	—	—	—	—	—	(2,613,068)	(2,613,068)

Balance, September 30, 2021	482,081	$482	11,525,203	$11,525	$145,295,803	$(116,998,381)	$28,309,429

Series A preferred stock issued for employee stock compensation	387	—	—	—	33,367	—	33,367

Common stock issued for consulting and legal services rendered	—	—	5,993	6	26,994	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	1,644	—	1,644

Common shares issued for Directors fees	—	—	3,288	3	14,997	—	15,000

Net loss	—	—	—	—	—	(1,921,134)	(1,921,134)

Balance, December 31, 2021	482,468	$482	11,534,484	$11,534	$145,372,805	$(118,919,515)	$26,465,306

Series A preferred stock issued for employee stock compensation	1,727	2	—	—	39,399	—	39,401

Common stock issued for consulting and legal services rendered	—	—	11,632	12	26,988	—	27,000

Common stock issued for employee compensation	—	—	3,572	3	6,765	—	6,768

Warrants issued to Scientific Advisory Board	—	—	—	—	785	—	785

Common shares issued for Directors fees	—	—	4,788	5	11,245	—	11,250

Net loss	—	—	—	—	—	(1,792,664)	(1,792,664)

Balance, March 31, 2022	484,195	$484	11,554,476	$11,554	$145,457,987	$(120,712,179)	$24,757,846

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the nine months ended March 31, 2021

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

Series A Preferred Stock issued for employee stock compensation	387	—	—	—	53,098	—	53,098

Common stock issued for consulting and legal services rendered	—	—	5,135	5	26,995	—	27,000

Net proceeds from issuance of common stock in connection with equity financing	—	—	1,575,342	1,576	10,440,640	—	10,442,216

Warrants issued to Scientific Advisory Board	—	—	—	—	1,986	—	1,986

Common shares issued for Directors fees	—	—	2,040	2	11,248	—	11,250

Net loss	—	—	—	—	—	(2,311,233)	(2,311,233)

Balance, September 30, 2020	368,989	$369	10,665,931	$10,666	$137,845,601	$(107,874,357)	$29,982,279

Series A Preferred Stock issued for employee stock compensation	387	—	—	—	50,602	—	50,602

Common stock issued for consulting and legal services rendered	—	—	7,411	7	26,993	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	1,215	—	1,215

Common shares issued for Directors fees	—	—	4,106	4	14,996	—	15,000

Net loss	—	—	—	—	—	(2,330,054)	(2,330,054)

Balance, December 31, 2020	369,376	$369	10,677,448	$10,677	$137,939,407	$(110,204,411)	$27,746,042

Net proceeds from issuance of common stock in connection with equity financing	—	—	814,242	815	6,120,666	—	6,121,481

Series A Preferred Stock issued for employee stock compensation	1,727	2	—	—	71,498	—	71,500

Common stock issued for consulting and legal services rendered	—	—	6,131	6	26,994	—	27,000

Common stock issued for employee compensation	—	—	3,572	4	15,034	—	15,038

Warrants issued to Scientific Advisory Board	—	—	—	—	1,750	—	1,750

Common shares issued for Directors fees	—	—	3,300	3	14,997	—	15,000

Net loss	—	—	—	—	—	(2,108,030)	(2,108,030)

Balance, March 31, 2021	371,103	$371	11,504,693	$11,505	$144,190,346	$(112,312,441)	$31,889,781

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months ended
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,326,866)	$(6,749,317)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	105,658	175,200
Preferred shares issued pursuant to license agreement	935,088	—
Common shares issued as compensation and for services	129,018	137,288
Warrants granted to Scientific Advisory Board	3,781	4,951
Depreciation	529,167	522,172
Amortization of loan origination fees	—	18,013
Amortization	6,202	6,202
Loss on disposal of property and equipment	—	2,026
Write-off of deferred financing costs	—	12,190
Changes in operating assets and liabilities:
Prepaid expenses	204,118	180,988
Other assets	(45,702)	10,158
Accounts payable	(77,029)	(282,492)
Accounts payable - related party	42,048	21,495
Accrued expenses	967	(45,012)

NET CASH USED IN OPERATING ACTIVITIES	(4,493,550)	(5,986,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(248,986)	(154,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	16,563,697
Payment of note payable - related party	—	(1,100,000)
Deferred financing costs	(37,408)	—
Payment of loan payable	(164,599)	(132,513)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(202,007)	15,331,184

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,944,543)	9,190,924
Cash and cash equivalents at beginning of period	20,516,677	13,708,594
Cash and cash equivalents at end of period	$15,572,134	$22,899,518
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$3,488	$3,171

Non-Cash Financing and Investing Activities:
Directors and Officers Insurance financed through loan	$234,198	$235,476

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

March 31, 2022 AND 2021

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

The Company has several drugs in various stages of early development. COVID-19 has become the Company’s lead drug program due to the necessity of responding to the pandemic. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. The Company’s drug candidates for COVID-19 successfully entered core safety pharmacology studies required prior to any human clinical trials around October/November, 2020. The studies were completed in January and February 2021, and the Company had received, at that time, draft reports from the external Contract Research Organization (CRO). The final quality audited reports on these studies have been signed and released to the Company. These cGLP core safety pharmacology reports are required for an Investigational New Drug (IND) Application. The Company is currently working on a pre-IND application to the US Food and Drug Administration (FDA) to seek guidance for an IND. The Company is also involved with tasks needed for setting up and executing human clinical trials for the Company’s COVID-19 drug candidates, including selection of a Clinical Trial Contract Research Organization. In addition to the FDA, the Company is also seeking to obtain regulatory approvals from other international bodies in order to perform the clinical trials in countries other than the USA. The Company cannot provide a timeline at this point because of external dependencies in the filing of regulatory applications, their approval(s) and beginning of clinical trials. There are 15 COVID-19 drugs that have received Emergency Use Authorization (EUA) and one drug that has received full approval (remdesivir) from the FDA (https://www.fda.gov/drugs/coronavirus-covid-19-drugs/coronavirus-treatment-acceleration-program-ctap#dashboard). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from remdesivir and antibodies, there are very few drugs with direct antiviral effect that have EUA or are in clinical trials. Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before resistant variants against existing vaccines and therapeutics become commonplace. Thus the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet. Additionally, specific populations such as immune-compromised persons, HIV-positive persons, and others would require therapeutics even if they are fully vaccinated, as the weak immune system in these populations limits the ability of vaccines to protect from COVID-19 infection and disease.

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

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at March 31, 2022 of approximately $121 million and a net loss of approximately $6.3 million and net cash used in operating activities of approximately $4.5 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2022, the Company had available cash and cash equivalents of approximately $15.6 million.

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

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through May 15, 2023. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Options	—	5,000
Warrants	9,146	9,146
Total potentially outstanding dilutive common shares	9,146	14,146

The Company has 484,195 shares of Series A preferred stock outstanding as of March 31, 2022. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2022, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,694,683, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$39,324	$84,466	$120,041	$87,026

	As of
	March 31,	June 30,
	2022	2021
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at March 31, 2022 and June 30, 2021 was $564,587 and $522,539, respectively, which include $200,000 of deferred accounts payable due to TheraCour which is scheduled to be paid in May, 2022 and which was further offset by a two month advance (see above) of $491,000.

	$73,587	$31,539

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Research and Development Costs Paid to Related Party

Development fees and other costs charged by and paid to TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2022 and June 30, 2021	$587,239	$706,537	$1,754,143	$1,961,603

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $0 and $935,088 for the three and nine months ended March 31, 2022, respectively.

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the converted value of the Series A preferred stock to common at a ratio of 1:3.5. Amortization expense on the loan origination fee for the three and nine months ended March 31, 2021 was $0 and $18,013 respectively. The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the three and nine months ended March 31, 2021, the Company incurred interest expense of $0 and $62,773, respectively.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31,	June 30,
	2022	2021
GMP Facility	$8,149,416	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,109,848	5,989,807

Total Property and Equipment	14,582,652	14,333,666

Less Accumulated Depreciation	(5,777,932)	(5,248,765)
Property and Equipment, Net	$8,804,720	$9,084,901

Depreciation expense for the three months ended March 31, 2022 and 2021 was $179,492 and $174,076, respectively, and for the nine months ended March 31, 2022 and 2021 were $529,167 and $522,172, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	December 31,	June 30,
	2021	2021
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(115,038)	(108,836)
Trademarks and Patents, Net	$343,916	$350,118

Amortization expense amounted to approximately $2,067 and $2,067 for the three months ended March 31, 2022 and 2021, respectively, and for the nine months ended March 31, 2022 and 2021 were approximately $6,202 and $6,202, respectively.

Note 7 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2022 to December 31, 2022, and January 1, 2021 to December 31, 2021. The original loan balances as of January 1, 2022, and January 1, 2021 was $234,198, and $235,476, respectively,  payable at the rate of $23,932 and $24,062 monthly including interest at an annual rate of 4.74% and 5% respectively, through October of each year. At March 31, 2022 and June 30, 2021, the loan balance was $164,905, and $95,306, respectively. For the three and nine months ended March 31, 2022, the Company incurred interest expense of $2,502 and $3,445, respectively. For the three and nine months ended March 31, 2021, the Company incurred interest expense of $2,516 and $3,282, respectively.

Note 8 - Equity Transactions

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized  the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense of $0 and $935,088 for the three and nine months ended March 31, 2022.

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $27,246 and $81,738 for the three and nine months ended March 31, 2022, respectively. The balance of $27,244 will be recognized as the remaining 2,551 shares vest and service is rendered for the year ended June 30, 2022.

For the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $12,155 and $23,920, respectively for the three and nine months ended March 31, 2022 related to these issuances.

The fair value of the Series A preferred stock was the following for the dates indicated:

Date	Shares	Value
07/31/2021	10,333	$111,012
08/31/2021	129	1,718
09/30/2021	100,129	936,984
10/31/2021	129	2,166
11/30/2021	129	1,895
12/31/2021	129	2,060
01/31/2022	129	1,336
02/28/2022	129	1,008
03/01/2022	1,340	8,888
03/31/2022	129	923
	112,705	$1,067,990

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The conversion of the shares is triggered by a change of control. The valuations of the Series A Convertible preferred stock at each issuance used the following inputs:

a.	The common stock price for the nine months ended March 31, 2022 was in the range $1.67 to $7.86. Series A preferred stock issued to employees as compensation, were valued at the common stock price on the date of issuance multiplied by the conversion rate of 3.5.
b.	The conversion value is based on an assumption, for calculation purposes only, of a change in control in 3.5 years from the date of issuance.
c.	32.2% discount for lack of marketability (based upon a call put analysis): 144.7% to 149.1% historical volatility, 0.57% to 0.51% risk free rate applied to the converted common stock.

During the nine months ended March 31, 2022, the Scientific Advisory Board was granted in August 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.65 per share expiring in August 2025, in November 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.92 per share expiring in November 2025, and in February 2022 fully vested warrants to purchase 572 shares of common stock with an exercise price of $2.69 per share expiring in February 2026. The fair value of the warrants was $785 for the three months ended March 31, 2022 and $3,781 for the nine months ended March 31, 2022 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	86.0-91.4%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.615-1.870%

For the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 11,632 and 24,134, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $81,000, respectively, for the three and nine months ended March 31, 2022, which is reflective of the fair value on the dates of issuance.

For the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 4,788 and 11,600, respectively, fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 and $41,250 for the three and nine months ended March 31, 2022, which is reflective of the fair value on the dates of issuance.

For both the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 3,572 of fully vested shares of its common stock for employee compensation. The Company recorded an expense of $6,768 for both the three and nine months ended March 31, 2022 which was the fair value on the date of issuance.

Note 9 - Stock Warrants and Options

Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2021	9,146	$10.80	2.00	$1,943

Granted	1,716	4.42	3.63	—

Expired	(1,716)	25.93	—	—
Outstanding and exercisable at March 31, 2022	9,146	$6.77	1.93	$—

Of the above warrants 572 expire in fiscal year ending June 30, 2022, 2,286 expire in fiscal year ending June 30, 2023, 2,286 warrants expire in the fiscal year ending June 30, 2024, 2,286 warrants expire in the fiscal year ending June 30, 2025, and 1,716 warrants expire in the fiscal year ending June 30, 2026.

Stock Options

Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Stock Options	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2021	5,000	$10.00	.16	$—

Granted	—	—	—	—

Expired	5,000	10.00	—	—

Outstanding and exercisable at March 31, 2022	—	—	—	—

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

We have several drugs in our pipeline. Of these, two drugs developed to combat the COVID-19 pandemics, namely NV-CoV-2 and NV-CoV-2-R, are our most advanced drug candidates. We are currently working on taking these two COVID-19 lead drug candidates into human clinical trials. We believe that the essential preclinical work including GLP Safety/Toxicology studies is substantially complete for taking these drugs into human evaluation. We are working on required regulatory submissions for initiating human clinical trials of our COVID-19 drug candidates at present. We have begun cGMP-compliant manufacturing operations for the production of a large batch of the drug substance and the drug products NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies to be used in human clinical trials for COVID-19. Clinical trial protocol for evaluation of safety and preliminary evaluation of efficacy upon oral administration of NV-CoV-2 has been defined and agreed with certain consultants already. We are now in the final stages of preparing the documents for submission of a clinical trial application.

We have also begun an enteric adenovirus program in response to the recent build-up of severe hepatitis cases in children. Several cases of severe hepatitis of unknown cause in children requiring hospitalizations, with 14% of cases requiring liver transplants, and up to 5% fatalities have occurred across the world, with more than 100 cases in the USA alone. This new disease is thought to be caused by an enteric version of Adenovirus, possibly Adenovirus 41 (hAdV-F41) , although there is no consensus on this yet (https://www.cnn.com/2022/05/06/health/hepatitis-kids-cdc-update/index.html). We have begun the process of developing an antiviral assay for screening of active nanoviricides drugs against this virus. After the antiviral assay is developed, we plan on screening our existing nanoviricides drugs first to determine if there are any viable drug candidates that can attack this adenovirus. Previously, we have developed drug candidates that were highly active against adenoviral epidemic keratoconjunctivitis (EKC), with excellent results in animal studies. EKC is caused by group B human adenoviruses, whereas hAdV-F41 is a group F virus with different structure as well as tissue tropism. Adenoviruses are non-enveloped viruses. We believe we were successful in developing nanoviricides with high activity against the EKC-causing adenovirus possibly because the fibers of the virus that carry attachment site may get uprooted upon a nanoviricide attack, and possibly the nanoviricide lipid interior may be able to "coat" the hydrophobic portions of the surface proteins that make up the virus particle. There are no approved drugs for adenoviral EKC, adenoviral enteric infections or adenoviral hepatitis at present.

After developing viable drug candidates against COVID-19 in 2020, we focused substantially on the COVID-19 drug development, which, we believe, is about to enter the human clinical development phase. We plan on undertaking further clinical advancement of our other lead drug candidate, NV-HHV-101 skin cream for the treatment of shingles, after the COVID-19 program completes initial human clinical studies. The essential preclinical work including GLP Safety/Toxicology studies of NV-HHV-101 was completed previously.

We also have several additional pre-clinical drug development programs including Herpes Simplex Viruses (HSV-1 that causes cold sores, and HSV-2 that causes genital ulcers), HIV/AIDS, Influenza, Adenoviral EKC, Dengue viruses, and Ebola/Marburg, which we plan to advance further towards clinical drug candidates as we progress further. Thus, we have a strong and broad pipeline that is expected to continue to result in highly effective drug candidates against a number of viral diseases.

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

Additionally, we are the only company that, to the best of our knowledge, is developing antiviral treatments that are designed to (a) directly attack the virus and disable it from infecting human cells, and (b) simultaneously block the reproduction of the virus that has already gone inside a cell. Together, this strategy of a two-pronged attack against the virus, both inside the cell and outside the cell, can be expected to result in a cure for coronaviruses and other viruses that do not become latent.

This total attack on the whole lifecycle of the virus is expected to result in the most effective drug candidates. It is now well accepted that multiple antivirals together produce better effectiveness than single ones individually. Our strategy goes beyond simply a mix of multiple antivirals. Our unique, shape-shifting nanomedicine technology leads to substantial improvement in the pharmacokinetic properties of the guest antiviral drug. We have shown that encapsulation of Remdesivir in NV-CoV-2 protects remdesivir from bodily metabolism in animal studies. This allows higher concentrations of remdesivir to be reached and simultaneously extends the effectiveness time period in comparison to the standard Veklury(R) (Gilead) formulation. The resulting drug, NV-CoV-2-R has not only significantly improved characteristics for its Remdesivir component, but additionally provides the novel re-infection blocking mechanism of NV-CoV-2.

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

Our COVID-19 drug candidates successfully entered core safety pharmacology studies required prior to commissioning human clinical trials around October/November, 2019. These studies have been successfully completed and we have received the GLP Safety/Toxicology reports from the external CRO in August 2021. We have completed development of clinical trial protocols for safety and preliminary efficacy evaluation of NV-CoV-2 upon oral administration. We are working on further activities that would be necessary for filing of an IND with the U.S. Food and Drug Administration (“FDA”) or equivalent regulatory filings for entering into human clinical trials in other countries.

Since completing the IND-enabling safety/toxicology studies,we have successfully developed orally active formulations of our drug candidates, in an oral syrup form, as well as an oral gummies ("Chewable Gel") form. We believe that for mild to moderate cases, for pediatric, and older patients, the oral syrup and gummies forms would be highly advantageous over tablets, capsules, injections, infusions, or lung inhalations. The Injectable form is expected to be valuable in the treatment of severe cases. The inhalation form is expected to provide greater benefits to more severe patients by providing high concentration of the drug locally in the lungs where the SARS-CoV-2 viruses cause the most damage. The inhalation form is designed to be delivered by a simple hand-held device as an aerosol.

We are working with advice from a clinical research organization and external consultants and collaborators on developing the initial human clinical studies plan and application documents. Simultaneously, we are working on putting the various agreements together as necessary. We believe we are close to completing clinical trial application documents for evaluation of oral administration of NV-CoV-2, as well as most of the agreements. We expect to announce the resulting collaborations once the formal steps are completed.

The need for the broad-spectrum nanoviricide SARS-CoV-2 drug cannot be overstated in the current circumstances and the present status of the pandemic. As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise. Of the available antivirals, only Remdesivir has shown significantly high activity in severe disease. However, it suffers from rapid bodily metabolism and toxicity, as well as the fact that it requires daily infusions. Molnuprivir (Merck, Ridgeback), an oral drug, has received emergency use approval (EUA) by the US FDA but the Indian Council for Medical Research (ICMR) has advised against its use in their protocol for treatment of SARS-CoV-2 patients, citing its mutagenicity, toxicity, potential carcinogenicity, potential teratogenicity, and a poor risk-benefit profile. Paxlovid(R) (Pfizer) has received an EUA from the US FDA but is not yet widely available. It is a combination of two drugs, nirmatrelvir, a SARS-CoV-2 main protease inhibitor, and ritonavir, an HIV-1 protease inhibitor and CYP3A inhibitor. It has several drug-drug-interaction limitations on its use. It shortcomings are now becoming apparent. For example, it appears to be acting as a virostatic, not able to cure the disease in many patients. Thus, patients after completing Paxlovid course of treatment are experiencing rebound of the coronavirus infection, which is being investigated at present. EUAs for two monoclonal antibody cocktails (one from Regeneron and one from Eli Lilly) were revoked recently by the US FDA because of poor efficacy against Omicron variant and sub-variant. Another monoclonal antibody, Sotrovimab (GSK/Vir) has an active EUA at present but is in short supply. Molnupiravir, Paxlovid as well as Sotrovimab are approved only for the treatment patients with high risk of severe disease, while they are presenting with mild-to-moderate COVID-19. None of these antivirals are approved for use in hospitalized patients or in patients requiring oxygen therapy, except Remdesivir.

Oral drugs are sought after for the treatment of mild to moderate COVID-19 disease. We have successfully developed oral syrup and oral gummies ("Chewable Gel") formulations of our lead drug candidate NV-CoV-2 against COVID-19 (see below).

We believe that the extremely strong effectiveness we have observed in cell culture studies and in lethal coronavirus lung infection animal studies, in comparison to Remdesivir, should translate into strong effectiveness of our drug candidates NV-CoV-2 and NV-CoV-2-R in human cases of COVID-19 SARS-CoV-2 infection.

We are developing a broad-spectrum antiviral drug candidate, NV-CoV-2, where the potential for escape of virus variants is minimized by the very design of the drug for the treatment of COVID-19 infected sick persons. In contrast, vaccines are not treatments for sick persons, and must be administered to healthy individuals, and further require several weeks for the recipient’s immune system to become capable of protecting against the target virus strain. Variants have readily developed that are capable of infecting vaccinated persons although it is believed that vaccinated persons have a low risk of death from COVID-19 compared to unvaccinated persons. Of note, SARS-CoV-1 was shown to have potential for "Antibody-Dependent-Enhancement of Disease" ("ADE"). Dengue viruses are particularly known for ADE. When a virus variant or subtype infects persons that have antibodies to a previous virus of the same kind more severely and causing higher risk of fatalities, it is called ADE. The antibodies in the patient may be because of a prior natural infection, vaccination, or therapeutic usage. Such a potential for a next variant of SARS-CoV-2 cannot be ignored because (a) SARS-CoV-1 has already shown such potential, and (b) the Omicron variant and subvariant of SARS-CoV-2 have been productively infecting vaccinated persons, acquiring subsequent additional mutations. Therefore, the development of highly active antivirals such as NV-CoV-2 and NV-CoV-2-R is of greater importance today than before vaccines were widely deployed.

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

During the nine months ended March 31, 2021, we have been preparing for clinical trials of our COVID-19 drug candidates NV-CoV-2 and NV-CoV-2-R. We have completed improvements in manufacturing of the drug substance for NV-CoV-2. We are in the process of establishing packaging operations at our cGMP-capable facility in Shelton, CT. With these improvements, NanoViricides will be one of very few small pharma companies that are fully “vertically integrated” (“vertically integrated” refers to having capabilities from R&D to manufacturing and packaging of drug products). We have completed development of a clinical protocol for safety and preliminary efficacy evaluation of NV-CoV-2 in human clinical trials. We started the process for setting up the scale of manufacturing needed for the clinical trial batch size. We have begun manufacture of cGMP compliant drug products NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies for anticipated human clinical trials.

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

On November 15, 2021 we reported in the same press release that we have successfully developed oral syrup and oral gummies ("chewable gel") formulations of NV-CoV-2. The oral gummies formulation may have advantages in terms of drug bioavailability over oral pills, because of partial sublingual absorption that avoids the gastrointestinal tract. We believe that both the oral gummies and oral syrup formulations would be very attractive to patients, especially children, and older patients, over oral pills. These formulations would be for the benefit of symptomatic non-hospitalized patients. Additionally, the simplicity of administration is expected to enable their prophylactic use as well.

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

The strong effectiveness of the three drugs NV-CoV-2, NV-CoV-2-R, and Remdesivir against unrelated coronaviruses (namely hCoV-NL63, hCoV-229E, and SARS-CoV-2 pseudovirions) indicates their strong potential for treatment of coronavirus diseases including COVID-19, irrespective of variants or coronavirus types. The broad-spectrum effectiveness of the Company's drug candidates is very important as coronavirus variants that are reported to evade antibodies, potentially causing disease in spite of vaccination, are becoming widespread as the COVID-19 global pandemic is progressing into its second year.

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

As stated earlier, we are working with advice from a clinical research organization and external consultants and collaborators on developing the initial human clinical studies plan and application documents. Simultaneously, we are working on putting the various agreements together as necessary. We believe we are now close to completing the clinical trial plan, clinical trial application documents, as well as most of the agreements. We will be able to announce the resulting collaborations once the formal steps are completed.

Thus, we believe our anti-coronavirus drug program is now very close to entering the human clinical trials stage.

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

There are 15 COVID-19 drugs that have received Emergency Use Authorization (EUA) of which only one drug that has received full approval (Remdesivir) from the FDA (https://www.fda.gov/emergency-preparedness-and-response/mcm-legal-regulatory-and-policy-framework/emergency-use-authorization#coviddrugs). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally. Apart from Remdesivir and antibodies, there are only 2 drugs with direct antiviral effect that have received an EUA, namely, oral nucleoside analog Molnupiravir (Merck/Ridgeback), and Oral protease inhibitor, Paxlovid™ (Pfizer).

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

Pfizer’s oral drug, Paxlovid™ (PF-07321332 a/k/a nirmatrelvir in combination with ritonavir) has received an EUA from the US FDA in December, 2021. Comparing the clinical trials press releases issued by Pfizer for Paxlovid and by Merck for Molnupiravir, we find that Paxlovid showed clinical effect superior to molnupiravir (about 89% reduction in hospitalization for paxlovid as opposed to 48% for molnupiravir) in similar patient pools (recently infected patients with symptoms and having at least one health issue that would indicate significant risk of severe disease.

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

The Nanoviricide Platform Technology in Brief

NanoViricides is pioneering a unique platform for developing anti-viral drugs based on the "bind-encapsulate-destroy" principles. Viruses would not be able to escape a properly designed nanoviricide(R) drug by mutations because in doing so they would lose the ability to bind their cognate cellular receptor(s) and thus fail to infect productively, becoming incompetent.

The Company develops its class of drugs, that we call nanoviricides(R), using a platform technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a "biomimetic" - it is designed to "look like" the cell surface to the virus. The nanoviricide(R) technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only a maximum of two attachment points per antibody.

In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The Company believes that , to the best of our knowledge, only the nanoviricide(R) technology is capable of both (a) attacking extracellular virus, thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

The Company's technology relies on copying the human cell-surface receptor to which the virus binds, and further designing and making small chemicals that are called "ligands" that will bind to the virus in the same fashion as the cognate receptor. We use molecular modeling techniques for these tasks. These ligands are then chemically attached to a nanomicelle, to create a nanoviricide.

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented there, but it would also get entrapped because the nanomicelle polymer would turn around and fuse with the virus lipid envelope, harnessing a well-known biophysical phenomenon called "lipid-lipid mixing". In a sense, a nanoviricide drug acts against viruses like a "venus-fly-trap" flower does against insects. Unlike antibodies that tag the virus and require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only bind to the virus but also complete the task of rendering the virus particle ineffective.

Financial Status

Previously, on March 2, 2021 in an “At-the-Market” Offering, the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement with B. Riley Securities, Inc. The net proceeds to the Company from the offering were approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

As of March 31, 2022 we had approximately $15.6 million in cash and cash equivalents and $8.8 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.4 million. Stockholder’s equity was approximately $24.8 million at March 31, 2022.

During the nine-month period ended March 31, 2022, we used approximately $4.5 million in cash toward operating activities. The available cash is sufficient for more than twelve months of operations at the current rate of expenditures from the date of filing of this form 10-Q. As our COVID-19 and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand for initial human clinical trials for at least one of our drug candidates at this time.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2022, we had cash and cash equivalents of $15,572,134, prepaid expenses of $337,182 and net property and equipment of $8,804,720. Accounts payable and accrued expenses were $221,826, inclusive of account payables to a related party of $73,587. The accounts payable–related party is net of a two month advance of $491,000. Our liabilities included a third party short term loan payable of $164,905 at March 31, 2022. Stockholders’ equity was $24,757,846 at March 31, 2022.

In comparison, as of June 30, 2021, we had $20,516,677 in cash and cash equivalents, prepaid expenses of $307,102 and $9,084,901 of net property and equipment. Our liabilities at June 30, 2021 were $351,146 including a third party short term loan payable of $95,306, accounts payable of $200,016 payable to third parties and accounts payable to TheraCour of $31,539.

During the nine -month period ended March 31, 2022, we used approximately $4.5 million in cash toward operating activities. During the nine-month period ended March 31, 2021, we used approximately $6.0 million in cash toward operating activities.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three month period ended March 31, 2022.

Revenues – The Company is currently a non-revenue producing entity.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2022 decreased $209,103 to $1,255,074 from $1,464,177 for the three months ended March 31,2021. Research and development expenses for the nine months ended March 31, 2022 increased $82,854 to $4,613,302 from $4,530,448 for the nine months ended March 31, 2021.The decrease in the cost of research and development expenses for the three months ended March 31, 2022 is due to a decrease in outside lab expenses. The increase in the cost of research and development expenses for the nine months ended March 31, 2022 is due to a milestone payment of 100,000 shares of the Company’s Series A preferred stock, with a fair value of approximately $935,000 issued to TheraCour upon execution of an exclusive license agreement for the sale of drugs to treat Covid-19 infections using TheraCour’s technology, and offset by a decrease in outside lab expenses.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2022 decreased $110,557 to $532,801 from $643,358 for the three months ended March 31, 2021. General and administrative expenses for the nine months ended March 31, 2022 decreased $431,878 to $1,707,514 from $2,139,392 for the nine months ended March 31, 2021. The decrease in general and administrative expenses during the nine months ended March 31, 2022 compared to the prior period resulted primarily from decreases in professional fees and in operating expenses in general.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended March 31, 2022, the Company had a net loss of $(1,792,644) or $(0.16) per share compared to a net loss of $(2,108,030) or $(0.19) per share for the three months ended March 31, 2021. For the nine months ended March 31, 2022, the Company had a net loss of $(6,326,866) or $(0.55) per share compared to a net loss of $(6,749,317) or $(0.63) per share for the nine months ended March 31, 2021. The decrease in the net loss for the nine months ended March 31, 2022 is attributable to a decrease in outside lab expenses and professional fees and operating expenses in general, offset by a milestone payment of 100,000 shares of the Company’s Series A preferred stock, with a fair value of approximately $935,000, issued in September 2021, to TheraCour upon execution of an exclusive license agreement for the sale of drugs to treat Covid-19 infections using TheraCour’s technology.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $15,572,134, and prepaid expenses of $337,182 as of March 31, 2022 and accounts payable, loan payable, and accrued expenses were $386,731, inclusive of accounts payable of $73,587 to a related party. The accounts payable–related party is net of a two month advance of $491,000. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $120,712,179 at March 31, 2022. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. On July 31, 2020, the Company entered into a Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million. On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of approximately $7.83 per share. The net proceeds to the Company from the offering was approximately $6.1 million after placement agent fees and other estimated offering expenses.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2022.

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

As of March 31, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2021. The material weakness in internal control over financial reporting resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. This material weakness remains unremediated as of March 31, 2022

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $12,155 and $23,920, respectively for the three and nine months ended March 31, 2022 related to these issuances.

During the nine months ended March 31, 2022, the Scientific Advisory Board was granted in August 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $4.65 per share expiring in August 2025, in November 2021 fully vested warrants to purchase 572 shares of common stock with an exercise price of $5.92 per share expiring in November 2025 and in February 2022 fully vested warrants to purchase 572 shares of common stock with an exercise price of $2.69 per share expiring in February 2025. The fair value of the warrants was $786 for the three months ended March 31, 2022 and $3,782 for the nine months ended March 31, 2022 and was recorded as consulting expense.

For the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 11,632 and 24,134, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $81,000, respectively, for the three and nine months ended March 31, 2022.

For the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 4,788 and 11,600, respectively, fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 and $41,250 for the three and nine months ended March 31, 2022.

For both the three and nine months ended March 31, 2022, the Company’s Board of Directors authorized the issuance of 3,572 of fully vested shares of its common stock for employee compensation. The Company recorded an expense of $6,768 for both the three and nine months ended March 31, 2022.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: May 16, 2022	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: May 16, 2022	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)