Form 10-K
period 2022-06-30
NANOVIRICIDES, INC.
filed 2022-10-13
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2022

Commission File Number 001-36081

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

Yes      ☐      No     ☒

On October 13, 2022, there were approximately 11,592,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2021, by non-affiliates of the registrant was approximately $40,756,000 based on the closing price of $3.72 per share, as reported on the NYSE American on December 31, 2021, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a development stage company with several drugs in various stages of pre-clinical development, including IND-filing stage and late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

We have several drugs in our pipeline. Of these, two drugs developed to combat the COVID-19 pandemics, namely NV-CoV-2 and NV-CoV-2-R, are our most advanced drug candidates. We believe that the essential preclinical work including GLP Safety/Toxicology studies has been completed for taking NV-CoV-2 into human clinical trials evaluation. We are working diligently towards the goal of filing an Investigational New Drug Application (IND) for NV-CoV-2 as soon as possible. We are also working towards the goal of starting clinical trials outside of the USA for NV-CoV-2. We believe that once Phase I clinical trials of NV-CoV-2 are successful, both NV-CoV-2 and NV-CoV-2-R can enter Phase II and further clinical studies. We have successfully made oral formulations of NV-CoV-2 as both (i) NV-CoV-2 Oral “Gummies” and (ii) NV-CoV-2 Oral Syrup. In addition, we have developed the injectable form, (iii) NV-CoV-2 for Injection, Infusion or Inhalation. The other drug, NV-CoV-2-R comprises NV-CoV-2 with remdesivir encapsulated in the belly of the polymeric micelles. The clinical program is expected to start with evaluation of the NV-CoV-2 Oral Syrup and NV-CoV-2 Gummies in adults, with extension to pediatric populations upon success. Clinical Trials of the Injectable NV-CoV-2 are expected to follow thereafter. We will report on these objectives via press releases as meaningful advancements take place.

In response to the recent Monkeypox virus (MPXV) epidemic, we have begun a limited drug development program to treat MPXV patients. At present, while it appears that this epidemic is quieting down, experts expect that this virus will become endemic in the Western world, as it is in the African subcontinent (https://www.cdc.gov/poxvirus/monkeypox/cases-data/technical-report/report-3.html#dynamics). A vaccine against smallpox appears to have substantial effectiveness in protecting vaccinated persons from MPXV infection. The only currently available drug, tecovirimat (TPOXX®, SIGA), approved for smallpox, has a low resistance barrier for virus mutations, i.e., the virus can readily escape it by simple mutations, and has other limitations on its use. Thus there remains an urgent need for broad-spectrum drugs that can treat MPXV, smallpox, and other poxviruses.

Additionally, in response to the ongoing pediatric “acute flaccid myelitis” (AFM, a disease that can lead to paralysis) cases that appear to be on an uptick, the Company has initiated a limited broad-spectrum drug development program for the treatment of Enterovirus D68 (EV68), the cause of AFM, and potentially other enteroviruses including the poliovirus. Cases of polio have begun to emerge in the United States. Apparently due to loss of “herd immunity” as the poliovirus immunizations in childhood have dropped, the cases are caused by what is believed to a be a revertant of the attenuated strain of poliovirus that is used for vaccination in certain underdeveloped countries.

The Company intends to run both MPXV and EV68 programs by initially evaluating the Company’s existing drug candidate library for effectiveness. If effective existing drug candidates are found, the Company intends to undertake additional work as well as seek additional financing, preferably via non-dilutive funding sources.

We plan on undertaking further clinical advancement of our other lead drug candidate, NV-HHV-1 skin cream for the treatment of shingles (previously referred to as NV-HHV-101), after the COVID-19 program completes initial human clinical studies. The essential preclinical work including GLP Safety/Toxicology studies of NV-HHV-1 were completed and we began to assemble a draft IND application just when the global COVID-19 pandemic struck. We continued to work on NV-HHV-1 until we had developed viable drug candidates against COVID-19, circa May/June 2020, and thereafter focused completely on the COVID-19 drug development, putting the NV-HHV-1 program on hold.

We also have several additional pre-clinical drug development programs including Herpes Simplex Viruses (HSV-1 that causes cold sores, and HSV-2 that causes genital ulcers), HIV/AIDS, Influenza, Dengue viruses, and Ebola/Marburg, which we plan to advance further towards clinical drug candidates as they progress further. Thus we have a strong and broad pipeline that is expected to continue to result in highly effective drug candidates against a number of viral diseases.

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. The Company intends to produce its drugs for clinical trials in this facility. The Company has the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for first-in-human use in the current SARS-CoV-2 pandemic for our anti-coronavirus drug in development, as well as for the anticipated clinical trials of NV-HHV-1 skin cream for the treatment of shingles.

We would like to note that in response to the current global COVID pandemic, the scientific community at large and regulatory efforts to date have remained focused on (a) vaccines, (b) antibodies, and (c) re-development of pre-existing drugs. Even as alarm bells were raised by renowned scientists regarding the likelihood of escape mutations and the limitations of any vaccines and antibody therapies in combating a rapidly evolving global viral pandemic, there has been an effort to downplay these risks at all levels. This has left the world now grappling with a situation where vaccines are being rolled out even as virus variants that are highly likely to be resistant or are already resistant to current vaccines and antibody drugs have already been found to be spreading rapidly. Current vaccines are now assumed to require constant updates, as in the recent bi-valent vaccines that incorporate the original antigen and a new one from the Omicron family of variants, and re-inoculation campaigns (aka “booster shots”) to  keep up with ongoing changes in the virus. Attention needs to be focused instead on broad-spectrum antiviral therapeutics that minimize the possibility of virus variants escaping the drug, thereby making the costly ongoing development of vaccine updates, their deployment and re-inoculation campaigns, practically unnecessary.

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

Additionally, to the best of our knowledge, we are the only Company that is developing antiviral treatments that are designed to (a) directly attack the virus and disable it from infecting human cells, and (b) simultaneously block the reproduction of the virus that has already gone inside a cell. Together, we expect this strategy of a two-pronged attack against the virus, both inside the cell and outside the cell, can to result in a cure for coronaviruses and other viruses that do not become latent.

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

Our current drug candidates to combat the COVID-19 pandemic are designed to attack not only SARS-CoV-2 and its current and future variants, but also many other coronaviruses, and therefore are expected to be valuable even after the pandemic is over, since several coronaviruses are endemic in human populations. SARS-CoV-2 with its variants and substantial penetration into human populations worldwide is on course to become an endemic virus, or may have already become endemic by now.

Our COVID-19 drug candidates successfully entered core safety pharmacology studies required prior to commissioning human clinical trials around October/November, 2020. These studies have now been completed and we have received the GLP Safety/Toxicology reports from the external CRO in August 2021. We are now engaged in the preparation of clinical trial protocols and other activities that would be necessary for filing of an IND with the US FDA or equivalent regulatory filings for entering into human clinical trials in other countries.

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

Even stronger commitments and strong government support led to the fastest ever emergency use approval of two vaccines, both employing nanotechnology: one  by Pfizer-BioNTech, and one by Moderna. Subsequently, additional vaccines have been approved in various countries and several are in development. Almost all of these vaccines target the original 2019-nCoV-Wuhan variant, and all but a few target primarily its Spike protein. Pfizer and Moderna have introduced bivalent vaccines with Wuhan antigen and an early Omicron antigen in the same vaccine as of this writing.

Yet, as the vaccines and boosters have been deployed, several new virus variants of tremendous concern have already emerged. Additional virus variants will continue to emerge at an even faster rate because of the widespread dissemination of the virus with many patient bodies serving as virus factories providing historically the greatest ever opportunities for the virus to escape existing vaccines and antibody drugs. It has already been found that as new variants emerge, the effectiveness of the antibody drugs against the new variants is diminishing rapidly. Failure of vaccines and antibody drugs is therefore certain; the only question is how long will it be before the vaccines become substantially ineffective.

Replacing current vaccines with a new vaccine, as has been suggested, would be an endless game of chasing a rapidly changing epidemic that would be costly and also would remain substantially non-responsive to the threat, since the virus will continue to remain many steps ahead of the vaccine. Giving booster doses of existing vaccines repeatedly is scientifically epidemiologically or ethically unsupportable except for specific subsets of populations that do not respond to the vaccine without multiple boosters. An additional complicating factor is that it is now generally believed that immunity from these vaccines is not enduring; in fact the protective effect of vaccines has been estimated to be as short as 3 to 6 months only, although weak protection may remain for a longer period. Since introduction of the first vaccines circa January/February 2021, there are already a total of 4 shots of vaccines given by May/June 2022, and new bi-valent vaccines (2 shots) beginning in September/October 2022, a cycle of potentially six shots in less than 2 years!

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

The delta variant from India replaced the alpha variant almost globally and caused a widely spread and severe wave of infections. It was subsequently replaced by the Omicron variant that was far more infectious and transmissible, but thankfully less pathogenic compared to delta, possibly because of residual immunity from earlier variants and vaccinations. Nevertheless, the sheer large number of infections resulting from Omicron led to higher fatalities than caused by the delta variant. The original Omicron variant was soon replaced by additional variants in the same family of mutations. At present, there are several variants that all have substantially escaped existing antibody drugs as well as existing vaccines. These include BA.4, BA.5, BA.2.75, and more recently BA2.75.2 and BQ.1. With each successive variant, the transmissibility appears to be greater than the previous one, but rates of hospitalization and fatality appear to remain the same, indicating some possible reduction in pathogenicity. However, it is quite possible that a variant can emerge that combines the near complete immune escape of these newer variants and the high pathogenicity of the delta variant. Such a possibility cannot be ignored as long as the coronavirus cases go down to negligible levels. Besides, SARS-CoV-2 can and does infect animals. This implies that it would not be possible to completely eliminate this coronavirus. It is on its path to become an endemic, as we had anticipated when we undertook our coronavirus drug development program.

At the low or lull-level of the pandemic, the current projected US fatality rates in excess of 150,000-200,000 annually directly ascribable to SARS-CoV-2 is still over five times more than the typical seasonal influenza fatalities, approximately 35,000 in a non-pandemic year.

It is generally believed that existing vaccines have provided significant reduction in hospitalizations and fatalities, while they worked. As the newer Omicron variants have almost completely escaped the original vaccines, new bi-valent vaccines have been developed. Clearly, it can be reasonably expected that these new bi-valent vaccines would lose effectiveness in face of new variants that would certainly arise within a matter of months.

Most of the previously available antibodies under EUA have had their EUA’s revoked because of loss of effectiveness as resistant variants have emerged. The new variants have exhibited significant resistance to even the Evusheld cocktail that was expected to be broadly neutralizing. It is only a matter of time that any remaining available antibodies lose utility as new escape variants emerge.

Remdesivir is the only approved drug at present and requires long infusions. It is approved for use in hospitalized patients or patients with high risk of hospitalization. Its human clinical effectiveness has not matched its strong effectiveness in cell cultures. Molnupiravir (Merck/Ridgeback), an oral nucleoside analog, was a known mutagen and its EUA was based on very limited protection. Paxlovid® (Pfizer), another oral drug, was found to be superior to molnupiravir. However, recent clinical study reports have indicated that its effectiveness is limited to patients over 65 years of age with co-morbidities. In the general patient population not matching these criteria, the effect of Paxlovid was not distinguishable from placebo. (Arbel et al., Nirmatrelvir Use and Severe Covid-19 Outcomes during the Omicron Surge. N Engl J Med 2022; 387:790-798 DOI: 10.1056/NEJMoa2204919).

Thus, the current set of tools available for combating the COVID-19 pandemic is not robust enough to allow a “Living with COVID” attitude.

Clearly, “Living with SARS-CoV-2” is not a viable option unless a strong, broad-spectrum antiviral is developed, which we believe is the promise of NV-CoV-2. We have seen extremely strong effectiveness of NV-CoV-2 in preclinical studies in comparison to the known most effective drug, remdesivir. This gives us the belief that NV-CoV-2 is likely to be one of the best oral and injectable drugs available, if not the best. The strong preclinical safety we have found for NV-CoV-2 is expected to enable increased dosages if necessary to control the infection.

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

Of note, the currently approved drugs, namely remdesivir, the Regeneron antibody cocktail, or the Eli Lilly single antibody drug, had demonstrated only moderate effectiveness in clinical trials. Remdesivir reduced the length to recovery in severe disease cases in hospitalized patients by approximately six days, from 18 days to 12 days in a clinical trial, NIAID ACIT-1, as reported in its European (CHMP) Product Information. The Regeneron drug dosing in a clinical trial was at 2.4g or 8g of total antibody, while the Eli Lilly antibody drug dose in the combination therapy clinical trial was at 5.6g, although single antibody therapy dosages from 700mg upwards are also being evaluated. These high dosage levels are indicative of relatively weak effectiveness. The U.S. Food and Drug Administration (FDA) has granted Emergency Use Authorization (EUA) for the Regeneron REGEN-COV cocktail, and also to an Eli Lilly single antibody bamlanivimab (LY-CoV555) with both authorizations restricted to the treatment of mild to moderate COVID-19 only. The effectiveness of oral Paxlovid was similarly limited but it led to a significant statistical reduction in hospitalization rate. Thus, further loss of effectiveness of the existing drugs as new variants emerge would have devastating consequences.

Fiscal Year 2021 - 2022 in Review

The SARS-CoV-2 virus, despite its current and future variants, is extremely unlikely to escape a broad-spectrum anti-coronavirus drug like the drugs NV-CoV-2 and NV-CoV-2-R that we are developing. This is in complete contrast with drugs based on antibodies, antibody cocktails,  small chemicals such as paxlovid or remdesivir, as well as with preventative vaccines.

In the reported year and subsequently to date, we are working diligently towards the goal of filing an Investigational New Drug Application (IND) for NV-CoV-2 as soon as possible. We have almost completed medical writing of the IND-enabling studies including Chemistry, Manufacture and Controls (CMC) and Pre-clinical Safety/Toxicology, Pharmacology, and Animal and Cell Culture Effectiveness Studies. We will be able to complete the process of developing the Clinical Protocols and complete the IND for the US FDA after engaging a Clinical Research Organization to define and execute the clinical trials. We are also working towards the goal of initiating clinical trials outside of the USA for NV-CoV-2. We will report on these as meaningful advancements take place in our objectives.

We have been developing broad-spectrum anti-coronavirus drug candidates since the early reports of the new virus from China, then known as 2019-nCoV. We were able to bootstrap this development using our knowledge gained in the earlier endeavors working on SARS-CoV-1 and MERS coronaviruses.

We have been able to conduct this novel drug development at an accelerated pace because of the benefits of our platform technology. We were able to bootstrap our SARS-CoV-2 drug development efforts using the c-GMP-compatible manufacturing processes developed for our then flagship NV-HHV-1 drug candidate for shingles dermal treatment. Further, we have a tremendous advantage in that the Company has its own cGMP-capable manufacturing facility in Shelton, CT. This facility is capable of producing approximately 4kg of the COVID-19 drug (API, or active pharmaceutical ingredient)  per batch. We anticipate that this scale would be sufficient for human clinical trials, and possibly for initial introduction under Compassionate Use, EUA or similar regulatory approval.

Previously, we have already completed pre-clinical IND-enabling studies on our novel SARS-CoV-2 drug candidate NV-CoV-2. In addition to NV-CoV-2 itself as a drug to combat COVID-19, we are also developing another SARS-CoV-2 drug candidate, NV-CoV-2-R, which encapsulates remdesivir inside NV-CoV-2. While remdesivir substantially blocks the replication of the virus inside cells, NV-CoV-2 is designed to block the virus outside cells by entrapping it and thereby not allowing it to infect the cells in the first place. Thus NV-CoV-2-R is designed to block both the intra-cellular life cycle of the virus and the extra-cellular life cycle of the virus. Blocking both lifecycles should enable complete control of the viral disease, promising a potential cure. Remdesivir, sponsored by Gilead, is a known antiviral drug that has received full US FDA approved for treatment of COVID-19 and has received EUA in many countries. We are developing NV-CoV-2-R on our own, independently of Gilead.

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

NV-CoV-2 and NV-CoV-2-R were found to be highly effective against a totally lethal lung infection caused by coronavirus NL-63 that uses the same receptor, ACE2 as SARS-CoV-2, and exhibits similar but less severe human pathology compared to SARS-CoV-2, in rats based on multiple indicators:

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

The strong effectiveness of NV-CoV-2 and NV-CoV-2-R drug candidates in this animal model is consistent with their previously reported effectiveness in cell culture studies against infection of two human coronaviruses, hCoV-NL63, which was used in this animal efficacy study, and hCoV-229E, another circulating coronavirus that uses a distinctly different receptor, namely APN. In contrast, while remdesivir was highly effective in the cell culture studies, it was not very effective in this animal efficacy study, a result that is consistent with human clinical studies of remdesivir.

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

We have developed NV-CoV-2 and NV-CoV-2-R based on the Company’s platform nanoviricides® technology. This approach enables rapid development of new drugs against a number of different viruses. A nanoviricide is a “biomimetic” - it is designed to “look like” the cell surface to the virus. The nanoviricide technology enables direct attacks at multiple points on a virus particle. It is believed that such attacks would lead to the virus particle becoming ineffective at infecting cells. Antibodies in contrast attack a virus particle at only two attachment points per antibody.

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

We have developed NV-CoV-2-R based on this encapsulation capability that is built into its nanoviricide NV-CoV-2. The Company has chosen to encapsulate remdesivir as the participating drug for blocking the viral replication cycle. Remdesivir is approved by the US FDA for the treatment of patients hospitalized with COVID-19. Encapsulation of remdesivir in the nanoviricide envelope is believed to protect it from metabolism in the body. This protection can be expected to lead to significant enhancement in the effectiveness of remdesivir itself (in the encapsulated form), by potentially increasing both the effective remdesivir concentration and its duration of action. This could be an additional favorable effect for the Company’s anti-coronavirus drug candidate NV-CoV-2-R. Remdesivir is sponsored by Gilead. The Company is developing its drug candidates independently at present.

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

Additionally, strong SARS-CoV-2 infection inhibition activity of NV-CoV-2 was observed in a standard pseudovirion study. Pseudovirion assay is a standard method for evaluating virus entry-inhibitors in BSL2 laboratories and is primarily used for viruses that require high security BSL3 or BSL4 laboratories otherwise. In this study, SARS-CoV-2- pseudovirions virus particles that carry a green fluorescent protein (GFP) producer mRNA inside, and use the SARS-CoV-2 S1 protein on their surface to bind to ACE2 receptor protein on cells were made. They were incubated with NV-CoV-2, or a known neutralizing antibody (positive control), or just the vehicle buffer (negative control). Then these solutions were separately used to infect ACE2 positive cells and the virus allowed to grow. The virus infectivity was determined by measuring the number of GFP positive cells (i.e. infected cells) versus the uninfected cells. In this well-known assay, NV-CoV-2 was as effective as the neutralizing antibody in reducing the virus infection. This study demonstrates that NV-CoV-2 attacks the SARS-CoV-2 virus particle and renders it incapable of binding to the ACE2 positive cells.

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

We believe that our broad-spectrum anti-coronavirus drugs will continue to be effective even as the virus continues to mutate developing into a number of variants of concern. Antibody protection afforded by vaccines and the effectiveness of antibody drugs have continued to decline progressively as new SARS-CoV-2 variants continue to emerge. We believe that our unique anti-viral nanomachine technology overcomes these issues.

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

A new international PCT patent application regarding coronavirus drug candidates has been filed under the Patent Cooperation Treaty (PCT) on June 25, 2021. An additional international PCT patent application that builds on this application regarding coronavirus drug candidates was filed on June, 28, 2022, with a requested priority date of the 2021 application. The intellectual property covered by both of these patent applications is automatically licensed by us under the CoV Agreement for the licensed field. Our anti-COVID drugs are based on polymeric micelle nanomedicine technologies developed by TheraCour and its affiliate, AllExcel, Inc.(“Allexcel”). The inventors at AllExcel have filed these two broad PCT patent applications that form the basis of our two lead drug candidates, namely, NV-CoV-2 and NV-CoV-2-R. These new patent applications cover the new technologies, compositions, formulations, processes, manufactured products, and methods of use, among other specifics. The first of these patent application was filed on June 25, 2021, application number PCT/US21/39050, entitled “Self-Assembling Amphiphilic Polymers As Anti-Covid-19 Agents”, and the second one was filed on June 28, 2022, application number PCT/US22/35210, entitled “Self-Assembling Amphiphilic Polymers As Anti-Covid-19 Agents”. The nominal expiry date would be 20 years, after filing and if issued, i.e. June 24, 2041, and could be extended in certain countries under regulatory extensions to as late as into the year 2043, providing a significant commercial runway.

We believe that we currently do not need a license for the use of remdesivir in developing the novel nanoviricide drug candidates that encapsulate remdesivir. We have undertaken encapsulation of remdesivir into the drug candidate NV-CoV-2-R for the treatment of coronavirus because we believe that this encapsulation would result in substantial patient benefits. However, we believe that our anti-coronavirus drug candidate NV-CoV-2 by itself has shown significant anti-coronavirus activity in cell culture and animal studies, and therefore is expected to be highly effective drug against human coronavirus infection, without encapsulating remdesivir.

We believe that encapsulation of remdesivir inside the polymeric micelles of NV-CoV-2, thereby resulting in the drug NV-CoV-2-R, would improve the pharmacokinetics of remdesivir and thereby improve its effectiveness when in encapsulated form in human clinical trials, in close correspondence with what was seen in animal studies. These possibilities can only be evaluated in a human clinical trial. We believe that any license for the use of remdesivir encapsulation in our novel drugs, if necessary, will be feasible in the interests of resolving the pandemic. We would also be willing to collaborate with Gilead Sciences, Inc., the developer of remdesivir, for developing the encapsulated drug. There is currently no collaboration agreement with Gilead Sciences, Inc., nor any assurance that such an agreement can be reached. The Company is currently developing its anti-coronavirus clinical drug candidates NV-CoV-2 and NV-CoV-2-R independently.

Corporate Events - Financing

We had approximately $14.1 million cash in hand as of June 30, 2022, the end of the reporting period. We spent approximately $5.9 million in cash on operating activities in the reported year, although our expenditures are expected to increase upon commissioning of human clinical trials. We believe we have sufficient financing to complete at least the initial set of human clinical trials for our most advanced drug candidate, namely, NV-CoV-2, which is anticipated to occur during fiscal 2023.

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

On March 2, 2021 we sold 814,242 shares of common stock at an average price of $7.83 under the “At-the-Market Issuance” Sales Agreement with the Sales Agents The net proceeds from the offering were approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

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

On January 15, 2022 Mr. Stan Glick, CPA, Chair of the Audit Committee and Director of NanoViricides, passed away. Stan joined the Board as the first Independent Director circa June, 2012 and guided us in uplisting NanoViricides from the OTC Bulletin Board to NYSE American exchange, in the project of building the new world-class nanomedicines R&D and Manufacturing campus facility at 1 Controls Drive, Shelton. His hallmark traits were competence, calmness, integrity, clarity, strength, and support. We will miss him. Mr. Brian Zucker, CPA, a member of the Audit Committee has been named as Interim Chair of the Audit committee.

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

Our Drug Programs for COVID-19 (Table 2.A):

We are currently developing the following drug products for the treatment of COVID-19 disease:

(i)	NV-CoV-2 Oral Syrup,
(ii)	NV-CoV-2 Oral Gummies, and
(iii)	NV-CoV-2 Solution for Injection, Infusion and Inhalation.

We were pleasantly surprised with the strong oral bioavailability of NV-387, the API of the drug product NV-CoV-2 in our animal studies. Very rapidly we developed two oral formulations of the drug. The oral gummies are a convenient and palatable form that resembles a soft candy or gummy. This form may have an advantage in terms of acceptability, particularly with pediatric population, and possibly in terms of its absorption characteristics, as it dissolves slowly in the mouth. The oral syrup has the advantage that it can be given in amounts proportional to body weight, a requirement that arises with treatment of very young children. These oral drugs are being developed for the treatment of mild to moderate COVID-19 disease.

The injectable form of NV_CoV-2 is designed for the treatment of hospitalized patients. Initially, we plan on delivering the drug NV-CoV-2 as a 30 minute infusion for hospitalized patients with severe COVID-19.

We plan to reduce the drug administration to a simple, slow-push, I.V. injection rather than the infusion if the data suggest that such injection will be well tolerated and effective. If so, the injections would be for use in non-hospitalized patients that have moderate to severe disease which may require hospitalization if not treated immediately.

The same injectable form of NV-CoV-2 can be directly introduced as a mist into lungs using a simple hand-held nebulizer device. Such inhalation would deliver NV-CoV-2 at high concentration directly at the site of viral injury, i.e. the respiratory tract and lungs, for the most direct protective effect on the lungs. Such inhalation, possibly in conjunction with injection or infusion, would likely result in rapid benefit to severely ill, hospitalized patients requiring oxygen assistance.

The safety and effectiveness of NVN-CoV-2 was discussed already.

We are also developing an additional drug product for the treatment of COVID-19 disease:

(iv)	NV-CoV-2-R Solution for Injection, Infusion and Inhalation.

As discussed earlier, the NV-CoV-2-R infusion, and if needed, associated inhalation of the same into lungs, may provide true cure of the SARS-CoV-2 infection by mounting a strong, double-whammy attack on the entire lifecycle of the virus, with NV-387 attacking the Re-infection Cycle, and Remdesivir attacking the Replication Cycle, to shut down the virus potentially completely. Such attack would also make drug escape or resistant variant generation highly unlikely if not practically impossible.

The COVID-19 pandemic is rapidly evolving into an endemic wherein regular waves of variants are expected to occur a foreseeable future, with peaks of between one to three times a year. Each wave of variant makes obsolete the previously developed antibody drugs and reduces the effectiveness of vaccines and prior immunity. However, the residual immunity, which in the COVID-19 scenario has not been enduring, still has helped draw down the fatality rates per wave, although infection rates per wave have actually increased wave-over-wave so far. Additionally, catching COVID as well as in some cases the COVID vaccines have been linked to increased incidences of future heart diseases, Type I diabetes, ischemia and stroke, among other life-threatening events, even if the COVID infection itself was mild, (https://fortune.com/2022/10/06/strokes-heart-attacks-sudden-death-america-long-term-risks-catching-covid-carolyn-barber/?showAdminBar=true). A significant percentage of COVID infections result in long drawn out syndromes of pathology collectively referred to as “Long COVID” or Post-Acute Sequelae of COVID (PASC) which, according to one highly publicized recent CDC study, afflicts some 20% of COVID-19 survivors ages 18 to 64 (https://www.theatlantic.com/ideas/archive/2022/10/long-post-covid-symptoms-mild-cases/670469/?utm_source=apple_news). We believe that effective control of the virus by an effective therapeutic would minimize such post-COVID after-effects that experts suggest may be linked to a new pro-thrombotic and pro-inflammatory physiological state that is raised in the patient. Thus there is an urgent need for a highly effective therapy for coronavirus variants infection.

We believe NV-CoV-2 will probably be one of the best tools to address the COVID-19 spectrum, based on the pre-clinical safety and strong pre-clinical efficacy data that we have accumulated of NV-CoV-2 and NV-CoV-2-R, and based on our studies of similar pre-clinical datasets and their correlation to the clinical findings of the currently approved drugs.

Our Drug Programs for Varicella Zoster Virus (VZV), Cause of Shingles and Chickenpox (Table 2.B):

NV-HHV-1 Skin Cream for the Treatment of Shingles Rash

NV-HHV-1 is our lead drug candidate in the HerpeCide™ program. It has advanced as a skin cream through pre-clinical development stages and at present it is at the IND application stage, with the design of clinical protocols, clinical site selection, and preparing for clinical trials, in process.

On August 5, 2019 we reported that NV-HHV-1 has been found to be safe and well tolerated at all dosage levels in the clinical observation portion of the GLP Safety/Toxicology study of NV- HHV-101 as a dermal treatment. The in-life stage of the first part of the GLP Safety/Toxicology studies was completed. Both the non-GLP and GLP Safety/Toxicology studies were conducted by Bioanalytical Systems (“BASi”), Evansville, IN, a Contract Research Organization that is specialized in IND-enabling safety/toxicology studies.

On December 9, 2019, we further reported the current status of NV-HHV-1 in a press release, as discussed at the Annual Shareholders’ Meeting held on December 7, 2019. The in-life animal studies portions of the required GLP safety/toxicology studies were already completed then and resulting blood samples were sent by the contract research organization, BASi, to other laboratories for different analyses. We had also sent the NV-HHV-1 drug product for other required testing to different laboratories. Most of the studies were already completed by the external collaborators and we were then awaiting draft reports from the completed studies to guide the IND application drafting.

However, the COVID-19 epidemic expanded across the US, and also globally, since March 2020, and did not show signs of abating rapidly. It became apparent that this epidemic would have a significant impact on any new clinical trials for other viruses such as for our shingles treatment development. The impact would be in terms of the ability to recruit and retain patients, as well as in the design of the clinical trial in presence of COVID-19 related contingencies, and most importantly, in the interpretation of the resulting datasets. We therefore determined that it was better to wait for resolution of the COVID-19 epidemic prior to entering into NV-HHV-1 clinical trials.

NV-HHV-1 Skin Cream is intended for topical (dermal) application directly onto the shingles rash. It is expected to be useful in mild to moderate cases with limited body coverage of the rash in non-hospitalized patients.

Our NV-HHV-1 drug is thus in the IND-enabling stage and we intend to file the IND soon after the COVID-19 epidemic situation resolves. Assuming an IND application is approved by the US FDA, we will then be able to commence clinical trials in this program.

In addition to these highest priority and most advanced drug programs, we have several additional drug programs at various stages and different levels of priorities that are discussed further below under “The Company’s Drug Pipeline”.

Importantly, NV-HHV-1 has shown broad-spectrum activity against HSV-1 (cause of “cold sores”), HSV-2 (cause of “genital ulcers”), and VZV (the varicella-zoster virus, that causes chickenpox in children and immune-compromised humans, and shingles in adults). Our other HerpeCide program candidates in progress at present are mostly based on NV-HHV-1, thereby maximizing return on investments and shareholder value.

Market Size, Shingles, Herpes HSV-1 and HSV-2:

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

The Company achieved several milestones in the newly instituted drug development program against SARS-CoV-2 since beginning these efforts.

Very quickly, in January 2020, we developed anti-viral ligands capable of binding to the SARS-CoV SPIKE protein (i.e. S1 antigen) at the same site where this viral spike protein binds to the human ACE2 cellular receptor protein as a doorway to enter and infect the cell. We perform design of such anti-viral ligands using molecular modeling tools. We continued to evolve these developments further as the program progressed. We already had some of the lead chemicals or their fragments for these newly designed ligands in our existing chemicals and ligands library. We used the same polymer backbone as used for NV-HHV-1 to speed up the development, and attached the different test anti-coronavirus ligands to the polymer backbone using covalent chemical linkages, resulting in new anti-coronavirus nanoviricides test compounds.

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

On May 12, 2020, in a press release, we reported that we had successfully developed drug candidates that demonstrated very high anti-viral effectiveness in cell culture studies against multiple human coronaviruses. Two of the tested nanoviricides drug candidates were highly effective in cell culture assays against multiple coronaviruses that infect humans. In particular, they were several-fold more effective than favipiravir (aka T-705), against the tested viruses. favipiravir is a broad-spectrum nucleoside-like analog drug that is in clinical testing against SARS-CoV-2, originally developed by Fujifilm. We tested these drug candidates for anti-viral effectiveness against two distinctly different, unrelated coronaviruses that cause human disease, namely hCoV-NL63, and hCoV-229E. The assays evaluated the reduction caused by the drug candidate in cell death upon viral infection, formally known as cytopathic effects (CPE) assays.

We found that the same two nanoviricides drug candidates were highly effective against hCoV-NL63, the coronavirus that uses the same cellular receptor as SARS-CoV-2, as well as another coronavirus, namely hCoV-229E, that causes seasonal common colds in humans. HCoV-229E uses the APN (Aminopeptidase-N) membrane protein on human cells as its receptor to enter cells, different from the ACE2 receptor used by hCoV-NL63 and SARS-CoV-2. ACE2 and APN may be considered to belong to a common super family of enzyme membrane proteins in terms of biophysics. The various receptors used by different coronaviruses all appear to fall in the broad family of membrane-associated serine proteases. As a family, they share several structural features. Their substrate specificities are dictated by specific amino acid residues and their positions.

We believe the fact that these nanoviricides anti-coronavirus drug candidates are highly effective against two distinctly different coronaviruses that use different cellular receptors is very significant. Specifically, we believe this provides substantial confidence and scientific rationale that even as the SARS-CoV-2 coronavirus mutates resulting in variants, these nanoviricides can be expected to continue to remain effective. In contrast, it is now well known that SARS-CoV-2 escapes antibodies as drugs as well as immune protection from vaccines as new variants are generated. Antibodies are known to become ineffective upon viral mutations.

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

We accelerated the development of a second generation nanoviricide against COVID-19 given that a well known drug that affects the replication cycle is already, namely Remdeservir, available and is the only direct-acting antiviral currently authorized in the U.S.A. While highly effective in cell cultures, the human clinical effectiveness of remdesivir is known to be limited by the rapid metabolism it undergoes in the bloodstream upon infusion. We had hypothesized that by encapsulating remdesivir into our nanoviricide, it may undergo limited metabolism thereby improving its effectiveness. This hypothesis has borne true as discussed above under the heading “Pharmacokinetics of NV-CoV-2-R”.

On September 16, 2020, we announced that we had nominated a clinical drug candidate, identified as NV-CoV-1-R for further development. We also continued to work on additional variants of various potential anti-coronavirus drug candidates. We thus guard against the risk of unknown effects in the drug development process.

One of these newer drug candidates, namely, NV-CoV-2 was found to have several advantages over NV-CoV-1 in terms of manufacturability and dose formulation. Therefore we determined that it was best to advance NV-CoV-2 and NV-CoV-2-R as the top-level clinical drug candidates against COVID-19.

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

Our other lead program, namely NV-HHV-1 skin cream for treatment of shingles rash, is now in IND-ready stage, with clinical trial design and clinical trial selection as the remaining steps prior to filing an IND. Shingles is caused by reactivation of VZV (Varicella-Zoster Virus), which causes chickenpox in children. Several additional indications in the HerpeCide™ program, including skin creams for the treatment of “genital ulcers” (HSV-2), and for the treatment of “cold sores” (HSV-1”) are expected to follow the shingles candidate into clinical development. In addition, we have drug candidates in development against severe influenzas (including bird flu), HIV, Dengue, Ebola/Marburg and other viruses at different preclinical stages. According to a 2014 market report prepared by Jain PharmaBiotech (“Jain”), entitled “Antiviral Therapeutics, Technologies, Markets & Companies,” the overall market size for our potential drugs is estimated to be between $40~65 Billion by 2023. This broad pipeline is enabled by our unique post-immunotherapeutic “bind-encapsulate-destroy” technology platform.

We are a development-stage company with the goal of commercializing special purpose nanomedicine for anti-viral drugs based on a novel, first-in-class mechanism. The Company’s novel nanoviricide® class of drug candidates are designed to specifically attack enveloped virus particles, on the same sites that they use to bind to cells and dismantle them. Our unique biomimetic approach promises that a virus cannot escape our nanoviricide drugs due to mutations, if the virus-binding ligands perform as designed.

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

Formulation is Inherent in the Design Aspect of a Nanoviricide

Since declaring our clinical candidate, namely NV-HHV-1formulated as a skin cream for topical treatment of shingles rash, further development of this drug towards scale-up, formulation, and cGMP-like manufacture has already been accomplished in a relatively rapid manner. Formulation development for novel drugs in normal pharmaceutical paradigm often takes years. However, in the nanoviricide approach, the nanomicelle polymeric backbone itself takes care of the formulation aspects. The nanomicelle is designed to optimize the drug for its intended route of administration, be it injectable, skin cream, eye drops, or even oral. Thus, no specific or extensive formulation development is expected to be required after clinical candidate declaration.

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

Including the HerpeCide program explained above, we currently have nine different drug development programs, attesting to the strength of our platform technology. We have chosen to focus strategically on the anti-coronavirus program at present, and we believe that we have candidates that are worthy of human clinical trials. We are in the process of moving them into IND-enabling safety/toxicology studies at this time. We believe that these IND-enabling studies should be conducted rapidly due to the expedited nature of the anti-coronavirus programs at both the CROs and at the US FDA. After this, we plan on taking the NV-HHV-1 skin cream clinical drug candidate for treatment of shingles rash into human clinical trials, and further develop additional HerpeCide™ program indications and drug candidates that are expected to result in a robust franchise with drug approvals against a number of different herpes virus indications.

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

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond the Company’s control.

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

Due to the severe nature of the pandemic, several companies are developing treatments and vaccines for COVID-19. Of these, only two at present are directly acting on the virus itself, namely remdesivir (Gilead), and paxlovid (Pfizer). Remdesivir is currently fully approved for use in hospitalized patients in the USA and other countries, and oral Paxlovid is approved for emergency use in USA and other countries, for COVID-19. Both of these have limited effects. They both act inside the cell by blocking the replication cycle of the virus. Several known antivirals (developed against other viruses) have been tested clinically both alone and in combinations, with limited effect if any. Several of such clinical trials are on-going.

Our nanoviricide that is designed to destroy the external virus so it does not go inside cells should be complimentary to the approach of blocking viral replication inside cells. Blocking both the external virus and the internal replication cycle at the same time could potentially result in a cure, if effective agents to do so can be developed.

Additionally, several antibodies are in development to neutralize the external virus. Antibodies are generally highly specific and the viruses are known to escape antibody treatments readily. Convalescent plasma (plasma from recovered patients that contains neutralizing antibodies) is being attempted as a treatment. The new Omicron lineage variants of SARS-CoV-2 are resistant to almost all available antibodies, and the corresponding EUA’s have been revoked. Further, several repurposed drugs that do not attack the virus but effect the host have entered clinical trials, and many of them have shown limited or little benefit. Dexamethasone, a corticosteroid, has been shown to help hospitalized patients with severe disease and reduce lethality, due to its effect on calming the human immune system attacking the lungs.

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

In addition, we have a continuing relationship with BASi, a CRO for GLP and non-GLP safety/toxicology (“Tox Package”) studies. We have also engaged regulatory affairs consultants from time to time.

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

As part of the IND-enabling development of our topical skin cream for treatment of shingles rash, we have performed a substantial amount of safety and toxicology studies. We performed non-GLP safety toxicology studies in a rat model with two of the development stage candidates first. Both candidates were extremely well tolerated and no adverse events occurred. This, along with efficacy studies in the Human Skin Organ Culture model of Dr. Moffat, led us to identify a clinical candidate, namely, NV-HHV-1. We have performed IND-enabling non-GLP Safety Toxicology studies of this clinical candidate in multiple animal species. NV-HHV-1 was well tolerated at all dosages tested and none of the parameters tested were affected. Based upon these results, a GLP Safety/Toxicology study of dermal treatment in mini-pigs has been commissioned. These safety results are in agreement with histopathological observations in the human skin organ culture model studies.

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

Clinical and Regulatory Strategy

From time to time we have engaged a number of regulatory consultants with US FDA experience, to advise us on the regulatory pathways, and the studies required for the IND applications for the various disease indications.

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

With the non-GLP Safety/Toxicology data, and our Chemistry, Manufacture and Controls (CMC) manufacturing dataset, we filed a pre-IND application with the US FDA for NV-HHV-1 as a topical treatment for shingles rash.

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

COVID-19 Related Drugs: Patent Coverage and Lifetime

Two new International PCT patent applications have been filed relating to the application of the TheraCour polymeric micelle technology to drug development for Coronavirus antiviral drugs including ones for the treatment of COVID-19; PCT/US21/39050 was filed on June 25, 2021. Additionally, PCT/US22/35210 was filed on June 28, 2022, with a request for the same priority date as that of the prior PCT/US21/39050 application. These new broad patents cover new compositions of matter, methods of making them (processes), drug formulations, and uses of the articles of manufacture. The patents resulting from these are expected to have expiry dates extending at least into the year 2043, with additional specific extensions possible in various countries based on regulatory extensions for pharmaceutical products. All ensuing patents will be automatically exclusively licensed to NanoViricides for anti-coronavirus drugs pursuant to the “CoV License Agreement”.

The Company has licenses to key patents, patent applications and rights to proprietary and patent-pending technologies related to our compounds, products and technologies (see Table 1), but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

Table 1: Intellectual Property, Patents, and Pending Patents Licensed by the Company
Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
US6,521,736 (Certain specific amphiphilic polymers). (*)	Issued: Feb 18, 2003	Feb. 18, 2020	N/A	TheraCour Pharma and Univ. of Massachusetts, Lowell.
PCT/US06/01820 SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS	Applied: Jan 19, 2006 PCT U.S. Issuance: May 8, 2012.	Oct. 2028 (estimated)	Applications are in various prosecution stages. Fifty-two of these have been issued or validated.	TheraCour Pharma, Inc. [Exclusive License].
PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2029 (estimated)	Applications are in various prosecution stages. Nine of these have been issued or validated.	TheraCour Pharma, Inc. [Exclusive License].
PCT/US21/39050 - SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTI-COVID-19 AGENTS	Applied: June 25, 2021	Ca. 2043 (estimated)	PCT Application filed.	TheraCour Pharma, Inc. [Exclusive License].
PCT/US22/35210 – SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTI-COVID-19 AGENTS (**)	Applied: June 28, 2022	Ca. 2043 (estimated)	PCT Application filed,	TheraCour Pharma, Inc. [Exclusive License].

*:Nonexclusive license to UMasss Lowell from TheraCour Pharma due to collaboration. Nonexclusive license to NanoViricides from TheraCour Pharma. This Patent IP is not in use for NanoViricides’ current drug developments.

**:The PCT application PCT/US22/35210 was filed with request for priority of PCT/US21/39050.

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

As with COVID patents (see above), we plan on filing additional specific patents to cover our other fields of use for specific classes of drugs as the drugs mature towards clinical trials. We believe this strategy would maximize the available commercial patent life for many of our future drugs well beyond 2043.

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

The Company currently is focused on the coronavirus drug program, and has multiple development candidates, with at least one of them moving towards human clinical studies. In addition, the Company is developing drug candidates for several indications in various stages of development in the HerpeCide program alone, described further below. Of these, the drug candidate NV-HHV-1 Skin Cream for the topical dermal treatment of shingles rash (VZV) has substantially completed IND-enabling GLP Safety/Toxicology studies, having completed candidate optimization through rapidly performed human skin organ culture assays in Professor Jennifer Moffat’s lab at the SUNY Syracuse Upstate Medical Center. We believe that the Skin Cream for the dermal topical treatment of HSV-1 cold sores and the skin cream for the dermal topical treatment of HSV-2 genital ulcers are expected to rapidly mature towards human clinical trials in short succession after the clinical VZV drug candidate, namely NV-HHV-1. We have expanded the HerpeCide program to include additional indications for which we are developing drugs that are the same as or simple modifications of the existing drug candidates in the HerpeCide program, generally with a different formulation due to a different delivery pathway. This enables us to maximally leverage current R&D while expanding our drug pipeline and potential market and making a greater impact on patient lives.

Given the large development costs associated with FluCide, HIVCide and other drug programs, we believe that these drug candidates will follow later because of the significant development work that needs to be performed in pre-clinical studies against a number of different influenza virus strains and subtypes.

The Coronavirus Program, in response to the pandemic has been our primary drug development program since identifying a clinical candidate in this program. Before that, we chose our HerpeCide drug program, and in particular, skin cream for topical treatment of pathologies caused by herpes simplex viruses as our lead program based on regulatory requirements, resource requirements, commercial opportunity, ROI maximization opportunities, and other considerations. We had developed certain broad-spectrum ligands based on molecular modeling for binding to herpes simplex virus and potentially interfere with this virus’ binding to its human cell entry receptor, namely HVEM (“herpes virus entry mediator”). The nanoviricides designed using these ligands have shown broad-spectrum activity in cell cultures against multiple HSV strains and both HSV-1 and HSV-2. Our early drug candidates have also shown substantial effectiveness in an animal model of HSV-1 skin disease (for HSV-1 “cold sores” treatment). Additionally, we found that the same drug candidates also demonstrated effectiveness against VZV, the cause of shingles in adults and chickenpox in children.

This has led to our new strategy for drug development with the goal of entering our first drug candidate into human clinical trials at the earliest possible timeframe. Tables 2.A to 2.F below summarize our drug development programs, specific disease indications we plan on developing against, and the priority for each drug in the development pipeline.

Oral Drug Development Programs

We have made tremendous progress in developing pan-coronavirus drug candidates, since the pandemic broke out. These are now ready to go into human clinical trials. Of note, in addition to injectable formulation, we were able to develop orally active nanomedicines in this program. Based on the success of this oral drug development, we have now added oral drug development programs across all of our drug development programs.

About the Priority Levels for Our Drug Development Programs:

The priority levels of A and B are our current focus, with priority level C to be taken up next for advanced preclinical and clinical development. Priority levels D, E, F, and G are longer term than priority levels A, B, C, and we work on those projects as we have resources available.

NanoViricides Drug Pipeline in the CoronaVirus Program: Drugs Against SARS-CoV-2 and Variants (COVID-19) (Table 2.A)

Our drug pipeline against SARS-CoV-2 variants for the treatment of COVID-19 disease is described earlier. We are working on getting ready to commence human clinical trials for the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies Drug Products initially. We are planning a Phase I/II clinical trial that should give us an indication of human safety as well as effectiveness in mild to moderate COVID-19 disease in a small pool of patients.

Table 2. A. Coronavirus Program; NanoViricides Drug Products in Development Broad-Spectrum Antiviral to Treat Coronavirus Infections SARS-CoV-2 and Seasonal Coronaviruses
No.	Drug	Indications	Development Stage	Priority
1	NV-CoV-2 Oral Gummies
●Mild to Moderate COVID-19
●Non-hospitalized
●Patients of all ages, pediatric to over 65; with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
			IND-filing (Phase I/II)	A
2	NV-CoV-2 Oral Syrup
●Mild to Moderate COVID-19
●Non-hospitalized
●Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
			IND-filing (Phase I/II)	A
3	NV-CoV-2 Injectable Solution for Injection, Infusion or Inhalation: Use for Injection or for Infusion
●Moderate to Severe COVID-19
●Hospitalized or with Urgent Risk of Hospitalization
●Patients of all ages, pediatric to over 65; with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
			IND-Extension (Phase I/II) (Clinical Trial after Phase I studies of Oral Syrup and Oral Gummies)	B
4	NV-CoV-2 Injectable Solution for Injection, Infusion or Inhalation: Use for Inhalation and for Infusion
●Moderate to Severe COVID-19, requiring Oxygen Support
●Hospitalized or with Urgent Risk of Hospitalization
●Patients of all ages, pediatric to over 65; with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
			IND-Extension (Phase II/III) (Clinical Trial after Phase II studies of NV-CoV-2 Injectable Infusion above)	B

We plan on adding PhaseI/II clinical trials of the NV-CoV-2 Injectable Solution for moderate to severe COVID-19 disease indication as the clinical trials of the oral forms provide safety data. We then aim to follow with Phase II/III human clinical trials for severe hospitalized cases possibly for both Inhalation and Infusion of NV-CoV-2; the details of clinical trial design can only be worked out after initial data from Phase I/II clinical trial of the Injectable solution becomes available. With the fortunate decrease in hospitalizations for COVID-19, the clinical trials for hospitalized COVID-19 patients are expected to become more complex and difficult to run, primarily due to the difficulty of recruiting patients.

NanoViricides Drug Pipeline in the HerpeCide™ Program:

We currently have performed substantial preclinical work against several viruses in the Herpesviridae family of DNA viruses. These include VZV (Varicella-Zoster Virus), the cause of shingles and chickenpox; HSV-1 (Herpes Simplex Virus-1), that primarily causes “cold sores”, recurrent herpes labialis (RHL), and Herpes Keratitis (HK), a disease of the external eye; HSV-2 (Herpes Simplex Virus-2), that primarily causes genital ulcers. We have also performed some preliminary work in viral Acute Retinal Necrosis (vARN), a disease of the eye retina that can be caused by any of these three viruses. The drugs that we are working on developing in this program are shown in the Tables 2.B through 2.F below.

Potential Drug Pipeline Against VZV (Shingles, Chickenpox, PHN) (Table 2.B)

The drug products that we plan on developing to treat shingles, chickenpox, and PHN are summarized in Table 2.B.

NV-HHV-1 Oral Gummies for the Treatment of Shingles and Chickenpox

NV-HHV-1 Skin Cream against Shingles is our most advanced drug candidate that has substantially completed IND-enabling studies in the HerpeCide program drug development efforts.

In most cases shingles is a annoying but relatively mild disease with limited spread of the lesions on the body. We have developed NV-HHV-1 Skin Cream as a dermal topical for most immediate relief and for drug delivery at highest possible levels at the site of viral presence.

Table 2.B. VZV Program; NanoViricides Drug Products in Development
No.	Virus	Drug	Indications	Development Stage	Priority
1		NV-HHV-1 Dermal Topical (“Skin Cream”)	● Mild to Moderate Shingles with Limited Body Coverage ● Non-hospitalized	IND-Preparation (Phase I/II)	C
2	Varicella-Zoster Virus (VZV)	NV-HHV-1 Oral Gummies	● Mild to Moderate Shingles with More Extensive Body Coverage ● Mild to Moderate Chickenpox ● Non-hospitalized	IND-Preparation (Extension after Skin Cream)	C
3	Causes Chickenpox in children and immuno-compromised persons. Causes Shingles in adults.	Oral Syrup
●
Mild to Moderate Shingles
●
Mild to Moderate Chickenpox
●
Non-hospitalized
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	D
4	Causes Post-herpetic Neuralgia (long lasting pain after obvious shingles ulcers have healed).	Injectable Solution, for Injection or Infusion	● Moderate to Severe Shingles ● Moderate to Severe Chickenpox ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	D
2		NV-HHV-1 Oral Gummies	● Post-Herpetic Neuralgia (PHN) ● Non-hospitalized	Pre-Clinical	E
3		Oral Syrup	● Post-Herpetic Neuralgia (PHN) ● Non-hospitalized ● Patients that require drug titration	Pre-Clinical	E
4		Injectable Solution, for Injection or Infusion	● Post-Herpetic Neuralgia (PHN) ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

NV-HHV-1 Oral Gummies for the Treatment of Shingles and Chickenpox

In some patients, shingles outbreak covers relatively large portions of the body. Chickenpox also usually covers relatively large portions of the body. For mild to moderate cases of shingles with large body coverage, or for mild to moderate cases of chickenpox, or when topical application is not recommended (e.g. rash in or around the eye), a systemic drug is desirable, and may be used in conjunction with the skin cream. Acyclovir is currently in use but has limited effect and significant toxicities including “zombiness”.

We plan on developing Oral Gummies formulation of the same API that is in the NV-HHV-1 Skin Cream for these indications for systemic treatment. This will require additional safety studies and there may be a risk of adverse events even though the skin cream has been found to be safe for dermal topical application. If so, we may have to modify the API or develop another API from our backup drug candidates for Shingles.

Oral Syrup for the Treatment of Shingles and Chickenpox

We also plan on developing Oral Syrup for the systemic treatment of Shingles and Chickenpox. This will require modifications to the API for improving solubility and additional safety/toxicology studies. The resulting drug may need to go through additional battery of tests. Oral syrup has the advantage of being able to titrate the amount of dosing based on body weight of the patient, which is desirable for pediatric use against chickenpox.

Solution for Injection for the Treatment of Moderate to Severe Shingles and Chickenpox

The same API that goes into the Oral Syrup formulation would be made available in a form that can be used for infusion or injection in moderate to severe cases of shingles or chickenpox, including hospitalized cases or patients with high risk of hospitalization. The resulting drug may need to go through additional battery of tests for use as an injectable. Injectables have the advantage of 100% bio-availability and therefore highest effectiveness level, as well as rapid effect which is desirable for hospitalized cases.

Post-Herpetic Neuralgia (PHN): NV-HHV-1 Oral Gummies

In some persons, even after the obvious shingles rash is gone, the pain and tingling sensation may persist for several months. This is called post-herpetic neuralgia. We plan to evaluate whether an extended course of the NV-HHV-1 oral gummies continued even after the obvious rash is gone reduces the occurrence of PHN, or whether it reduces the symptoms of PHN, after the shingles drug has gone into Phase II clinical trials.

After the clinical trials for treatment of the acute episodes of Shingles and Chickenpox, we plan on engaging clinical studies for the treatment of Post-Herpetic Neuralgia (PHN), a disease that involves persistent pain and suffering generally at the sites of injury from the initial acute episode that lasts anywhere from an additional three to nine months or longer beyond the acute episode. PHN is a multi-factorial disease, with components of uncured persistent virus infection, immune response, as well as nerve damage that occurred in the acute episode. We plan on focusing the subset of cases with persistent viral infection. Such studies have not been undertaken previously and may be challenging.

PHN: Oral Syrup; Solution for Injection

When we engage in the PHN clinical trials, we plan on including Oral Syrup treatment arm as well as Injectable treatment arm, in addition to the NV-HHV-1 Oral Gummies treatment arm and appropriate negative and positive controls.

Potential Drug Pipeline Against HSV-1 (“Cold Sores”, RHL) (Table 2.C)

We have performed significant pre-clinical work in the drug development for the treatment of HSV-1 infection. The same API that we have used for NV-HHV-1 was originally developed for HSV-1 and was successfully tested in cell culture models. We therefore feel confident that we can rapidly develop an effective dermal topical skin cream for the topical treatment of acute episodes of HSV-1 cold sores or herpes labialis.

HSV-1 becomes dormant in nerve cells. Therefore it is important to develop a systemic drug for its treatment in addition to a topical drug. Similar to the systemic drug development for VZV infection, we plan on developing systemic treatments for HSV-1 for moderate to severe acute episodes of herpes labialis. If and when successful, we plan on developing drug candidates for treatment of Recurrent Herpes Labialis with the goal of reducing the frequency of recurrence.

We believe that we are close to identifying a drug candidate for further development towards human clinical trials for the Dermal Topical Skin Cream and Oral Gummies for the treatment of acute episodes of herpes labialis.

These drug programs are listed in Table 2.C. The ultimate goal of elimination of HSV-1 virus from the body is part of our on-going long-term technology development (Table 2.F).

Table 2.C. HSV-1 Programs; NanoViricides Drug Products in Development
No.	Virus	Drug	Indications	Development Stage	Priority
1	Herpes Simplex Virus -1 (HSV-1)	Dermal Topical (“Skin Cream”)	● Mild to Moderate “Cold Sores” with Limited Body Coverage ● Non-hospitalized	Pre-Clinical	D
2	Causes Orolabial ulcers (“Cold Sores”); Recurrent Herpes Labialis (RHL)	Oral Gummies	● Mild to Moderate “Cold Sores” with More Extensive Body Coverage ● Non-hospitalized ● Recurrent Herpes Labialis	Pre-Clinical	D
3	Causes Ocular Herpes Keratitis (HK) Causes viral Acute Retinal Necrosis (vARN)	Oral Syrup
●
Mild to Moderate “Cold Sores” with More Extensive Body Coverage
●
Non-hospitalized
●
Recurrent Herpes Labialis
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	E
4	Also Linked to Alzheimer’s Disease (ALZD)	Injectable Solution, for Injection or Infusion	● Moderate to Severe HSV-1 Lesions ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

Potential Drug Pipeline Against HSV-2 (“Genital Ulcers”) (Table 2.D)

We have performed initial pre-clinical work in the drug development for the treatment of HSV-2 infection. The same API that we have used for NV-HHV-1 was originally developed for HSV-1 and is expected to be successful against HSV-2 as well. We therefore feel confident that we can rapidly develop an effective dermal topical skin cream for the topical treatment of acute episodes of HSV-2 genital sores or genital herpes.

HSV-2 becomes dormant in nerve cells. Therefore it is important to develop a systemic drug for its treatment in addition to a topical drug. Similar to the systemic drug development for VZV infection, we plan on developing systemic treatments for HSV-2 for moderate to severe acute episodes of herpes genitalis. If and when successful, we plan on developing drug candidates for treatment of Recurrent Herpes Genitalis with the goal of reducing the frequency of recurrence.

We plan on developing drug candidates for Dermal Topical Skin Cream and Oral Gummies for the treatment of acute episodes of herpes genitalis, once we have identified a candidate for these purposes against HSV-1. We believe that the same drugs can be expected to work against both HSV-1 and HSV-2, given the broad-spectrum nature of our chosen drug candidates.

These drug programs are listed in Table 2.D. The ultimate goal of elimination of HSV-2 virus from the body is part of our on-going long-term technology development (Table 2.F).

Table 2.D. HSV-2 Programs; NanoViricides Drug Products in Development
No.	Virus	Drug	Indications	Development Stage	Priority
1	Herpes Simplex Virus -2 (HSV-2)	Dermal Topical (“Skin Cream”)	● Mild to Moderate Genital Ulcers with Limited Body Coverage ● Non-hospitalized	Pre-Clinical	D
2	Causes genital ulcers; Recurrent Herpes Genitalis (RHG)	Oral Gummies	● Mild to Moderate Genital Ulcers with More Extensive Body Coverage ● Non-hospitalized ● Recurrent Herpes Genitalis	Pre-Clinical	D
3	Causes Ocular Herpes Keratitis (HK)	Oral Syrup
●
Mild to Moderate Genital Ulcers with More Extensive Body Coverage
●
Non-hospitalized
●
Recurrent Herpes Genitalis
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	E
4	Causes viral Acute Retinal Necrosis (vARN)	Injectable Solution, for Injection or Infusion	● Moderate to Severe HSV-2 Lesions ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

Potential Drug Pipeline Against Eye Diseases Caused by Viruses in the Herpesviridae family (HK, vARN) (Table 2.E)

We have performed initial pre-clinical work in the drug development for the treatment of HSV-1 infection causing Herpes Keratitis in a rabbit eye whole animal model with successful results.

We have also performed initial pre-clinical work in the drug development for the treatment of internal eye HSV-2 infection causing Viral Acute Retinal Necrosis (vARN) in a mouse eye whole animal model with successful results.

We plan on building on these successes to develop drugs for the treatment of HK and drugs for the treatment of vARN after the drugs for the treatment of acute episodes of HSV-1 Cold Sores and HSV-2 Genital Ulcers progress into clinical trials (Table 2.E).

Table 2.E. Eye Diseases Caused by Herpesviruses (HSV-1, HSV-2, VZV); NanoViricides Drug Products in Development
No.	Disease	Drug	Indications	Development Stage	Priority
1		Ocular Solution	● Mild to Moderate Herpes Keratitis ● Non-hospitalized	Pre-Clinical	F
2	Herpes Keratitis (HK)	Oral Gummies	● Mild to Moderate Herpes Keratitis ● Non-hospitalized	Pre-Clinical	F
3	Generally Caused by HSV-1 or HSV-2	Oral Syrup	● Mild to Moderate Herpes Keratitis ● Non-hospitalized ● Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities	Pre-Clinical	F
4	viral Acute Retinal Necrosis (v-ARN)	Injectable Solution, for Injection or Infusion	● Moderate to Severe Herpes Keratitis	Pre-Clinical	F
5	Generally Caused by HSV-1, HSV-2, or VZV.	Injectable Solution, for Injection or Infusion (for Intra-Ocular Injection)	● Moderate to Severe viral Acute Retinal Necrosis (v-ARN)	Pre-Clinical	F

Potential Drug Pipeline Against Many Other Viruses (Table 2.F)

In addition, since NanoViricides was formed, we have performed preclinical developments against many other viruses. Some of these have advanced to the level of selection of drug candidate(s) for further development towards an IND. In particular, we have a drug against HIV that had shown strong effectiveness in cell culture models using orthogonal HIV strains (one that uses CCR5 as co-receptor, and one that uses CXCR4 as co-receptor), as well as in the standard SCID-hu Mouse model of HIV infection.

We have held a pre-IND meeting with the US FDA for a potential drug in the FluCide™ pipeline. This pre-IND resulted in a substantial work burden that is required for an Influenza drug to progress into clinical studies in the USA, and we had to de-prioritize this program due to resource constraints. We have since held a pre-IND meeting for our Shingles Skin Cream drug candidate with the US FDA. These two pre-IND meetings have helped significantly expand our understanding of the development requirements for antiviral drugs.

These drug programs in Table 2.F have been relegated to lower priorities (E, F) primarily because of resource constraints and changes in priorities resulting from the strategy of focusing on taking a drug into clinical trials in the fastest possible timeline. We plan on restarting these programs as resources become available, potentially from non-dilutive funding, or from funding through partnerships or internal revenues.

Table 2. F. All Other Programs; NanoViricides Drug Products in Development
	Program	Virus	Indications	Development Stage	Priority
1	Monkeypox Treatment	Monkeypox Virus and Related Poxviruses	Monkeypox Virus	Screening Existing Drugs in Our Pipeline	TBD
2	Adenovirus 71 Treatment	Adenovirus 71 or Related Viruses	Severe Pediatric Hepatitis Caused by Adenovirus 71 or Related Viruses	Screening Existing Drugs in Our Pipeline	TBD
3	HerpeCide™ Program Expansion Drug Projects	Possible EBV, HCMV, HHV-6A, HHV-6B, HHV7, KSHV	Broad-Spectrum nanoviricide drugs against different herpes viruses for different indications	R&D	E
4	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical	E
5	FluCide™ Broad-Spectrum Anti-Influenza nanoviricide	All Influenza A	Injectable FluCide™ for hospitalized patients	Advanced Preclinical Pre-IND Meeting held with US FDA	F
		All Influenza A	Oral Flucide™ for outpatients	Preclinical. Pre-IND Meeting held with US FDA	F
6	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Eye Drops for Viral Diseases of the External Eye	Preclinical	F
7	DengueCide™	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical	F
8	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical	E
9	Other Nanoviricides Drug Projects	Ebola/Marburg, Rabies, MERS, Others	Broad-Spectrum nanoviricide drugs against different viruses and indications	R&D	G
10	Long Term Projects	Various Persistent Viruses	Technologies for Cures for Persistent Viral Diseases	R&D	G

We have included our recent Monkeypox Virus (MPXV) project as well as our Enterovirus project in the Table 2.F with no assigned priority, because these are at an early stage of screening our existing library of compounds against these viruses. If we are successful in identifying viable drug candidates, then we will include these drug developments in further planning based on the then-existing societal urgency and potential for non-dilutive funding.

Finally, we have been developing technologies under “Long Term Projects” that may result in complete elimination of a persistent or latent virus from the body, for complete cure of incurable viruses such as HIV, HSV-1, HSV-2, EBV, etc. Some of these technologies involve excision of the integrated viral genome, similar to the recent CRISPR/Cas9 based technologies. The advantage we have over the current CRISPR/Cas9 technologies is that whereas the CRISPR/Cas9 system is packaged in a viral vector for delivery and transformation in the target cell, we do not require a viral vector for introduction of our excision system because we are delivering using non-viral delivery vectors based on our nanoviricides® platform technology for this purpose. We do not have sufficient resources to focus on these developments at present. However, as and when time becomes available, we spend some time on developing these technologies.

Broad and Expanding Drug Pipeline Enabled by the NanoViricides Platform Technology

As can be seen from these extensive lists of drug development programs and targets, we have been making tremendous progress year-over-year in bringing highly effective anti-viral drugs based on our novel technology platform into human clinical studies.

We believe that once our coronavirus program goes into human clinical trials, we will be able to accumulate the evidence of human safety and effectiveness that would help us achieve meaningful partnerships with Big Pharma. We are also working on obtaining non-dilutive funding for this project. At present, we have sufficient funding to take us through Phase I/II clinical trials for our COVID-19 drug candidate, NV-CoV-2. We believe that as we achieve proof of principle in human studies, we will be able to attract substantially greater market valuation and investor funding for further progress of these drugs towards approval and commercialization. We believe that once we have revenues from commercialization of our first drug or from partnership, we will be able to engage in further speeding up the development of programs in Tables 2.B through 2.F.

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

Manufacturing of Drugs

All of the manufacture for pre-clinical cell culture and animal studies as needed is performed by TheraCour under subcontract from NanoViricides. We perform some of the cell culture testing in or own bSL2 Virology lab in Shelton, Connecticut. We send the materials for all other testing including additional cell culture studies, non-GLP safety and efficacy studies, GLP safety and efficacy studies, and other IND-enabling studies to external contract research organizations.

We intend to manufacture the cGMP-compliant human Clinical Trial Supply of the drugs such as the Coronavirus drug candidates NV-CoV-2 Oral Syrup, Oral Gummies, the  Dermal Topical anti-VZV, anti-HSV-1, anti-HSV-2 candidates and drugs, as well as anti-HSV Eye Drops/Gels, Injectable and Oral FluCide, HIVCide, DengueCide, RabiCide and other drugs, in facilities owned by us, through human clinical trials of each of the clinical drug candidates. Our cGMP-capable manufacturing facility in Shelton, CT has sufficient capacity for supply of the pre-clinical and clinical batches needed for all of our drug candidates as and when they are anticipated to be needed. We may go to a cGMP third party provider for the final fill-and-finish of the clinical drug products if necessary. We believe we now have sufficient cGMP manufacturing capacity for human clinical trials of most if not all of our intended drug candidates.

With recent successes in production scale-up, we believe that we now have sufficient capacity at the Shelton cGMP-capable manufacturing facility to enable market-entry of our first drugs upon approval, potentially enabling us to build the Company into a fully integrated pharmaceutical company ("FIPCO"), which could provide substantial shareholder value. We note as a risk factor that there is no guarantee that we can take its drug candidates successfully through clinical trials, and if we do, that we can obtain marketing approval, and if we do, that we can market the drugs successfully. For our future commercial products, we will need to develop additional commercial scale manufacturing capabilities and establish additional third-party suppliers to manufacture sufficient quantities of our product candidates to manufacture sufficient quantities of any products that are approved for commercial sale. If we are unable to develop manufacturing capabilities internally or contract for large scale manufacturing with third parties on acceptable terms for our future antiviral products, our ability to meet customer demand for commercial products would be adversely affected.

We believe that the technology we use to manufacture our products and compounds is proprietary, although some of the generalities are patented or patent-pending. For our products, we may have to disclose all necessary aspects of this technology to contract manufacturers to enable them to manufacture the products and compounds for us. We plan to have discussions with manufacturers under non-disclosure and non-compete agreements that are intended to restrict them from using or revealing this technology, but we cannot be certain that these manufacturers will comply with these restrictions. In addition, these manufacturers could develop their own technology related to the work they perform for us that we may need to manufacture our products or compounds. We could be required to enter into an agreement with that manufacturer if we wanted to use that technology ourselves or allow another manufacturer to use that technology. The manufacturer could refuse to allow us to use their technology or could demand terms to use their technology that are not acceptable.

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

Several companies are advancing drug candidates for the management of COVID-19, and many have received EUA. Most of the drug candidates are designed to provide benefits that are not directly associated with attacking and controlling the virus. Remdesivir, an antiviral drug, has received full approval, but has limited effectiveness. Oral Molnupiravir (Merck and Ridgeback) has received EUA but it has very poor effectiveness and well known risks of mutagenicity, and is not in much use. Oral Paxlovid (a combination of    nirmatrelvir and ritonavir tablets taken together, Pfizer) has EUA but was only effective in the population at high risk of hospitalizations such as persons with co-morbidities and over age 65. Its use in persons not listed is considered off-label, and recent clinical report has shown that it has no benefits relative to placebo treatment. Also in a certain percentage of cases Paxlovid has been shown to cause viral resurgence after achieving COVID-negative status upon treatment. None of these drugs attack the external circulating virus particles or block the re-infection cycle as NV-CoV-2 is designed to do. Thus, their mode is complementary to NV-CoV-2 and combination therapy with one of these drugs and NV-CoV-2 may yield substantial benefits. We also note that none of these drugs in development attack the complete lifecycle of the virus as NV-CoV-2-R is designed to do, to the best of our knowledge.

Several EUAs have been issued for antibodies and antibody cocktails for the treatment of COVID-19. Many of these have been revoked as SARS-CoV-2 variants that were resistant to these drugs became widespread. The newest variants of Omicron have recently been found to be resistant to the last of the remaining antibody treatments under EUA.

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

The current approved drugs for influenza include the neuraminidase inhibitors Tamiflu, Relenza, and Peramivir, anti-influenza drugs that are sold by Roche, Glaxo SmithKline (GSK), and BioCryst partners, respectively. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza a virus. There is significant viral resistance to the approved M2 channel inhibitors especially in the US. Several companies are developing anti-influenza drugs at present. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, and RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development. Xofluza, developed by Shionogi Pharma (Japan) is approved in Japan and in the USA, licensed by Roche/Genentech. It is an influenza endonuclease inhibitor. It appears to be substantially more effective than existing drugs in reducing viral load and viral shedding, but did not have any effect on the length of the influenza disease course.

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

FDA Approval Process

The FDA must “license” a drug before it can be sold in the United States. Other countries have similar regulatory processes, and most are being harmonized under the ICH guidelines. As of the date of this filing, the FDA has approved other nano-particulate drugs including Emend® by Merck and Rapamune® by Wyeth, as well as others. The general process for FDA approval is as follows:

Preclinical Testing

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	Completion of preclinical testing of new pharmaceutical or biological products, generally conducted in the laboratory and in animal studies in accordance with GLP standard, and applicable requirements for the humane use of laboratory animals or other applicable regulations to evaluate the potential efficacy and safety of the product candidate;
●	Submission of the results of these studies to the FDA as part of an Investigational New Drug application, which must become effective before clinical testing in humans can begin;
●	Manufacturing of investigational medicine under cGMP standard;
●	Performance of adequate and well-controlled human clinical trials according to GCPs and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the product candidate for its intended use;
●	Submission to the FDA of a new drug application, or NDA, for any new chemical entity drug we seek to market that includes substantive evidence of safety, purity, and potency, or safety and effectiveness from results of nonclinical testing and clinical trials;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced, packaged and distributed, to assess compliance with cGMPs, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	Potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the NDA; and
●	FDA review and approval of the NDA.

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve a time-consuming and costly three-phase process that often overlap, can take many years to compile and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

●	Phase 1. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.
●	Phase 2. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.
●	Phase 3. If a compound appears to be effective and safe in Phase 2 clinical trials, Phase 3 clinical trials are commenced to confirm those results. Phase 3 clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase 2 clinical trials to fail in the more rigorous and reliable Phase 3 clinical trials.

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

The Priority Review designation means that the FDA’s goal is to take action on the application within six months, compared to ten months under standard review.

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

Time Schedules, Milestones and Development Costs

In the ensuing fiscal year, we hope to meet several important milestones towards establishing human proof-of-concept for the nanoviricides platform:

●	Complete IND-enabling studies for a coronavirus clinical drug candidate.
●	File an IND for coronavirus SARS-CoV-2 treatment for Phase I and Phase II human clinical trials.
●	Potentially achieve an emergency use authorization for our SARS-CoV-2 clinical drug candidate.

After the COVID-19 drug candidate has entered human clinical trials, and when an effective clinical trial plan for our Shingles drug candidate can be developed, knowing that SARS-CoV-2 will still be around, we would be able to reengage human clinical trials for the shingles treatment program. We then intend to:

●	Finalize human clinical trials designs for Phase I and Phase II trials for NV-HHV-1 for topical treatment of shingles rash, with clinical trial patient intake criteria and results evaluation criteria that appropriately account for COVID-19.
●	Engage a contract Clinical Research Organization for conducting the human clinical trials for shingles.
●	Submit an IND-application to the US FDA, or an appropriate international regulatory agency for Shingles.
●	Initiate and conduct Phase I human clinical trials, to determine safety and tolerability of NV-HHV-1 in human subjects.
●	If possible, initiate Phase II human clinical trials to determine effectiveness of NV-HHV-1 in controlling shingles rash and to study the effectiveness of NV-HHV-1 regarding shingles pain.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond the Company’s control.

Management believes it has sufficient financing to pursue its COVID-19 drug candidate NV-COV-2 into initial human clinical trials (Phase I and Phase IIa) in fiscal 2023 based on currently available finances. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund complete drug development through approval. The Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. We have estimated approximately $500,000 to $1,500,000 for initiation of Phase I and Phase IIa clinical trials. The total cost of Phase I and Phase IIa trials could be significantly more. If so, we may need to raise additional funds to support continued program development through Phase II and Phase III studies at least and revenue realization.

In addition to the coronavirus and shingles program milestones listed above, we plan to continue to advance the HSV-1 and HSV-2 skin cream drug candidates towards IND-enabling studies. Additional HerpeCide drug indications (See Table 2 A through Table 2.F) will be advanced as opportunities become available, depending upon available resources (fiscal and manpower). We plan on continuing the work in the FluCide program albeit at a slow rate, with a view towards obtaining a drug development partnership or other external sources of funding for this program. We plan on continuing internal development of the HIVCide program at a slow rate. Other programs are currently heavily deprioritized and will be further developed if appropriate opportunities present themselves.

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

This work-plan is expected to reduce certain risks of drug development. We have completed the work plan in the last year leading us to successfully completing IND-enabling Non-GLP and GLP Safety/Toxicology and Pharmacology studies that have established excellent safety and efficacy of our anti-coronavirus drug candidates in animal models. We believe these data will enable us to file an IND application under the expedited FDA COVID-19 regulatory processes. We believe that in the ensuing fiscal year we will be able to perform Phase I/IIa human clinical trials and obtain valuable information on the safety and tolerability of our anti-coronavirus clinical drug candidate in humans, towards the goal of obtaining Emergency Use Approval. If NV-CoV-2 is found to be not sufficiently effective in human clinical studies, we plan on filing an IND for and initiating Phase 2 human clinical trials for the
NV-CoV-2-R drug candidate, which promises to be a potential cure for coronaviruses as it packs a double attack against the virus, blocking both replication and reinfection. If our human clinical studies in COVID-19 program are not successful, we will have to develop additional drug candidates and perform further studies, or further advance our other programs, for example VZV, HSV-1 or HSV-2 drug candidates, into human clinical trials. If our studies are successful, we would be more confident in further developing our Coronavirus, HerpeCide as well as other program drug candidates and may be in a position to re-engage our highly valuable drug programs including HIVCide and FluCide.

Based on our pre-clinical study data, and based on our own studies of approved drugs in the COVID-19 space, we believe that we have a very high probability that NV-CoV-2 would be demonstrated to be a highly effective and safe drug for the treatment of most if not all Coronavirus infections including SARS-CoV-2 (COVID-19) as well as seasonal coronaviruses, in most if not all segments of the human population including pediatric, geriatric, immune-compromised, and other high risk as well as low risk populations.

Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies for further development of NV-CoV-2. Management intends to use equity-based and debt financing, as required, to fund the Company’s operations and to raise additional capital for conducting human clinical trials as we advance our pipeline towards IND stage. There can be no assurance that we will be able to obtain the additional financial resources necessary to fund our anticipated obligations over the next year.

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

The Company tries to choose the scientific laboratories with the most appropriate facilities and know-how relating to a particular field for the evaluation of an antiviral agent developed by the Company. In addition, the Company tries to work with more than one laboratory for the evaluation of an antiviral agent developed by the Company. The Company also tries to work with more than one laboratory for a given group of viruses whenever possible. We seek to improve confidence by obtaining independent datasets for corroboration of the efficacy and safety of the nanoviricides we develop. Further, the Company tries to minimize dependence on a particular Laboratory for the development of any specific drug candidate in our product pipeline.

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
3.	The Romanowski Lab at the University of Pittsburg

For Influenza Viruses:

1.	The Webster Lab at St Jude Children’s Hospital, TN

For IND-enabling non-GLP and cGLP Safety/Toxicology Studies:

1.	AR Biosystems, Inc., Odessa, FL (non-GLP studies)
2.	Bio-Analytical Services, Inc., MI, (“BASi”) – IND-Enabling non-GLP and GLP “Tox Package” studies

For Regulatory Pathway and Business Development:

From time to time, we have retained independent consultants with extensive knowledge of FDA requirements and FDA processes, to help us with the Chemistry, Manufacture and Controls, Non-clinical Studies, Human Clinical Studies Design, as well as eCTD submission of an IND.

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

Safety/Toxicology Studies Agreement with Bio-Analytical Services, Inc. (BASi), MI

In September 2014, we signed an agreement with BASi. BASi has performed our IND-enabling Safety/Toxicology studies for NV-HHV-1, our skin cream for shingles rash treatment. BASi will also perform the safety toxicology studies for the anti-herpes nanoviricide drug candidates in our HerpeCide program. We have signed a Master Services Agreement with Bio-Analytical Services, Inc., MI, (“BASi”) to perform cGLP and GLP-like safety and toxicological studies that are necessary for filing an IND for each of our drugs.

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

The Company’s anti-HIV drug testing in cell cultures was performed at the Southern Research Institute in Frederick, MD. Southern has closed the Frederick site and the new work is now expected to be performed at their Alabama facilities.

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

On September 9, 2021 the Company entered into an Agreement with TheraCour for an exclusive, worldwide license to use, promote, offer for sale, import, export, sell and distribute products for the treatment of human Coronavirus derived indications. In consideration for the agreement the Company issued 100,000 shares of the Company’s Series A preferred shares upon execution of the agreement and agreed to further milestone payments to TheraCour as the milestones are achieved.

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

Development costs and other costs charged by TheraCour for the years ended June 30, 2022 and 2021 were $2,369,022 and $2,803,827,  respectively. At June 30, 2022, $214,397 was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2022.

TheraCour is affiliated with the Company through Dr. Anil Diwan, President, who is a director of the corporation, and owns approximately 90% of the capital stock of TheraCour, which itself owns approximately 4.1% of the common stock of the Company at June 30, 2022.

TheraCour owns 470,959 shares of the Company’s outstanding common stock and 300,000 shares of the Company’s Series A preferred stock at June 30, 2022.

Employees

As of June 30, 2022 the Company had approximately seventeen employees, including those at TheraCour. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. TheraCour currently has a staff of approximately ten, most of who are scientists with PhD or advanced degrees and experience. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

Further, the Company’s common stock has been listed on the NYSE MKT (Now NYSE-American, a US national exchange) since September 25, 2013. The NYSE-American Exchange requires additional corporate governance, financial and reporting requirements. NYSE MKT has changed its name to “NYSE American” in July 2017.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

●	The COVID-19 pandemic has adversely affected our business and its continued impact is unknown and difficult to predict.
●	Our company is in the developmental stage and has no products approved for commercial sale, no generated revenue, and may never achieve profitability.
●	The Company will need to raise substantial additional capital in the future to fund operations.
●	Due to the nature of the process involved in the development process of pharmaceuticals, the Company can provide no assurance of the successful and timely development of new drugs.
●	The Company must comply with significant and complex government regulations, which may delay or prevent the commercialization of drug candidates.
●	The Company can provide no assurance that drug candidates will obtain regulatory approval or that the results of clinical studies will be favorable.
●	In the event that regulatory approvals are obtained, drug candidates will be subject to regulatory review. Failing to comply with U.S. and foreign regulations could result in loss of approvals to market such drugs and would harm the business.
●	Development of drug candidates requires significant research and development, which will lead to significant research and development costs.
●	The Company will be unable to proceed with its business plan without obtaining additional financing.
●	The Company has limited experience in conducting or supervising clinical trials and must outsource clinical trials. Additionally, we lack suitable facilities for clinical testing which leads to a reliance on third parties.
●	The Company may be unable to attract or retain and motivate skilled personnel which will delay product development programs and research and development efforts.
●	The Company has no sales or marketing personnel.

●	The Company’s collaborative relationships with third parties could cause the Company to expend significant resources and incur substantial business risk with no assurance of financial return.
●	The Company may be liable for damages caused by biological and hazardous material.
●	The Company depends on senior management and their loss or unavailability could put the Company at a competitive disadvantage.
●	There exist conflicts of interest among officers, directors and stockholders.
●	Risks relating to dependence on U.S. government contracts.
●	Company common stock may be considered “penny stock”.
●	Management of the Company has identified a material weakness in internal controls that if not remediated could result in material misstatements in our financial statements.

These and other material risks we face are described more fully herein which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

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

Our company is a development stage company that has no products approved for commercial sale, never generated any revenues and may never achieve revenues or profitability. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenues. Our ability to generate revenue depends heavily on:

●	demonstration and proof of principle in pre-clinical trials that a nanoviricide is safe and effective;

●	successful development of our first product candidate in our pipeline;

●	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

●	the successful commercialization of our product candidates; and

●	market acceptance of our products.

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

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment. We are in the development stage and our operations and the development of our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

●	the absence of an operating history;

●	the lack of commercialized products;

●	insufficient capital;

●	expected substantial and continual losses for the foreseeable future;

●	limited experience in dealing with regulatory issues; the lack of manufacturing experience and limited marketing experience;

●	an expected reliance on third parties for the development and commercialization of our proposed products;

●	a competitive environment characterized by numerous, well-established and well capitalized competitors;

●	reliance on key personnel;

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our ability to become profitable depends primarily on the following factors:

●	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our nanoviricide drug(s);

●	our R&D efforts, including the timing and cost of clinical trials; and

●	our ability to enter into favorable alliances with third parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

We have incurred significant operating losses and may not ever be profitable. As of June 30 2022, we had a cash and cash equivalent balance of $14,066,359. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of $122,492,176 at June 30, 2022. Such losses are expected to continue for the foreseeable future.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

While we believe we have sufficient cash to be able to take at least one of our drug candidates into initial human clinical trials, we currently do not have sufficient resources to complete the development, clinical trials, and commercialization of any of our proposed products. Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures.

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

In the event that we cannot obtain acceptable financing, or that we are unable to secure additional financing on acceptable terms, we would be unable to complete development of our various drug candidates. This would necessitate implementing staff reductions and operational adjustments that would include reductions in the following business areas:

●	research and development programs;

●	preclinical studies and clinical trials; material characterization studies, regulatory processes;

●	a search for third party marketing partners to market our products for us.

The amount of capital we may need will depend on many factors, including the:

●	progress, timing and scope of our research and development programs;

●	progress, timing and scope of our preclinical studies and clinical trials;

●	time and cost necessary to obtain regulatory approvals;

●	time and cost necessary to establish our own marketing capabilities or to seek marketing partners;

●	time and cost necessary to respond to technological and market developments;

●	changes made or new developments in our existing collaborative, licensing and other commercial relationships; and

●	new collaborative, licensing and other commercial relationships that we may establish.

Our fixed expenses, such as real estate taxes and facility and equipment maintenance, rent, and other contractual commitments, may increase in the future, as we may:

●	enter into leases for new facilities and capital equipment;

●	enter into additional licenses and collaborative agreements; and

●	incur additional expenses associated with being a public company.

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

Until the formation of NanoViricide, Inc. (the Company’s predecessor prior to the reverse merger in 2005) our management and key personnel had no experience in pharmaceutical drug development and, consequently, may not be able to successfully develop any drugs. To date, we have engaged only in pre-clinical activities and have not yet conducted any clinical trials. Our ability to achieve revenues and profitability in our business will depend, among other things, on our ability to:

●	develop products internally or obtain rights to them from others on favorable terms;

●	complete laboratory testing and human studies;

●	obtain and maintain necessary intellectual property rights to our products;

●	successfully complete regulatory review to obtain requisite governmental agency approvals;

●	enter into arrangements with third parties to manufacture our products on our behalf; and

●	enter into arrangements with third parties to provide sales and marketing functions.

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

We may fail to successfully develop and commercialize our drug candidates if they:

●	are found to be unsafe or ineffective or fail to meet the appropriate endpoints in clinical trials;

●	do not receive necessary approval from the FDA or foreign regulatory agencies;

●	fail to conform to a changing standard of care for the diseases they seek to treat; or

●	are less effective or more expensive than current or alternative treatment methods.

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

We also are subject to the following risks and obligations, related to the approval of our products:

●	The FDA or foreign regulators may interpret data from pre-clinical testing and clinical trials in different ways than we interpret them.

●	If regulatory approval of a product is granted, the approval may be limited to specific indications or limited with respect to its distribution.

●	In addition, many foreign countries control pricing and coverage under their respective national social security systems.

●	The FDA or foreign regulators may not approve our manufacturing processes or manufacturing facilities.

●	The FDA or foreign regulators may change their approval policies or adopt new regulations.

●	Even if regulatory approval for any product is obtained, the marketing license will be subject to continual review, and newly discovered or developed safety or effectiveness data may result in suspension or revocation of the marketing license.

●	If regulatory approval of the product candidate is granted, the marketing of that product would be subject to adverse event reporting requirements and a general prohibition against promoting products for unapproved or “off-label” uses.

●	In some foreign countries, we may be subject to official release requirements that require each batch of the product we produce to be officially released by regulatory authorities prior to its distribution by us.

●	We will be subject to continual regulatory review and periodic inspection and approval of manufacturing modifications, including compliance with current GMP regulations.

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

The success of our product candidates will depend on several factors, including the following:

●	successfully designing preclinical studies which may be predictive of clinical outcomes;

●	successful results from preclinical and clinical studies;

●	receipt of marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection for future product candidates;

●	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

●	successfully commercializing our products, if and when approved, whether alone or in collaboration with others.

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

Because we expect to expend substantial resources on R&D, our success depends in large part on the results as well as the costs of our R&D. A failure in our R&D efforts or substantial increase in our R&D expenses would adversely affect our results of operations. R&D expenditures are uncertain and subject to much fluctuation. Factors affecting our R&D expenses include, but are not limited to:

●	the number and outcome of clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number of late-stage clinical studies that we may be required to conduct;

●	the number, extent, and outcome of pre-clinical studies we are planning to conduct; for example, our R&D expenses may increase based on the number and extent of IND-enabling pre-clinical studies including CMC Studies, Tox Package Studies, and Quality Programs that we may be required to conduct;

●	the number of drugs entering into pre-clinical development from research; for example, there is no guarantee that internal research efforts will succeed in generating sufficient data for us to make a positive development decision;

●	licensing activities, including the timing and amount of related development funding or milestone payments; for example, we may enter into agreements requiring us to pay a significant up-front fee for the purchase of in-process R&D that we may record as R&D expense; and

●	maintenance of our relationship with our licensing partner TheraCour and our rights and obligations under the license agreements, including any conflict, dispute or disagreement arising from our failure to satisfy payment obligations under such agreement, our ability to develop and commercialize the affected product candidate may be adversely affected. Any loss of our rights under our license agreements could delay or completely terminate our product development efforts for the affected product candidate.

We will be unable to proceed with our business plan without obtaining additional financing to support its budgeted Research and Development and other costs.

We believe we have sufficient funds on hand to take one drug candidate into initial human clinical trials.

We have estimated a total cash expenditure budget of approximately $10 million for the period of July 2022 through October 2023 which approximately $7 million is expected to be spent on research and development for our drug candidates, including the IND filing, human clinical trials of one of our lead drug candidates NV-CoV-2 and possibly NV-CoV-2-R for treatment of coronavirus diseases, and approximately $3 million is budgeted for general and administrative expenses.

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

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;
●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or an IND and later NDA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;
●	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and
●	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

As of the date of this filing, we have approximately seventeen employees including the employees at TheraCour, and several consultants and independent contractors. The only consultant/contractor that we consider critical to the Company is TheraCour. Our relationship with TheraCour is discussed below. All other consultant/contractors would be more readily replaceable. The anticipated expansion of our business, provided we are successful in our clinical trials, will continue to place a significant strain on our limited managerial, operational and financial resources. We may need to hire additional personnel, in key managerial, technical, financial, R&D and operations areas. We have no experience in integrating multiple employees when hired. Therefore, there is a substantial risk that we will not be able to integrate new employees into our operations which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;

●	coordination of our marketing and R&D programs with the marketing and R&D priorities of our collaborators; and

●	effective allocation of our resources to multiple projects.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Dr. Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of June 30, 2022, owned 4.1% of our common stock, and 300,000 shares of the Company’s Series A preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen or any transaction that has not been conducted on an arm’s length basis to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

The Company does not allow a conflicted shareholder, director, or executive officer to vote on matters wherein a conflict may be perceived. The conflicted person or entity is not allowed to nominate an alternate person to vote for them either. Other than this safeguard, the Company currently does not have any policy in place, should such a conflict arise.

In particular:

●	Our executive officers or directors or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us.

●	Our executive officers or directors or their affiliates have interests in entities that provide products or services to us.

In any of these cases:

●	Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture.

●	Our executive officers or directors may have conflicting fiduciary duties to us and the other entity.

●	The terms of transactions with the other entity may not be subject to arm’s length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm’s length negotiations.

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

U.S. government contracts typically contain unfavorable termination provisions and are subject to audit and modification by the government at its sole discretion, which subjects us to additional risks. These risks include the ability of the U.S. government to unilaterally:

●	suspend or prevent us for a set period of time from receiving new contracts or extending existing contracts based on violations or suspected violations of laws or regulations;

●	terminate our existing contracts;

●	reduce the scope and value of our existing contracts;

●	audit and object to our contract-related costs and fees, including allocated indirect costs;

●	control and potentially prohibit the export of our drug candidates; and

●	change certain terms and conditions in our contracts.

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

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of June 30, 2022. The material weakness in internal control over financial reporting resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. The material weakness has not been remediated as of June 30, 2022. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

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

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	pre-clinical study results that may show the product to be less effective than desired (e.g., the study failed to meet its primary objectives) or to have harmful or problematic side effects;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or a IND and later NDA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;

●	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and

●	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

General securities market uncertainties resulting from the international situation.

The international securities markets situation has become highly unstable in the aftermath of extensive spending by the governments to combat COVID-19, new supply chain limitations resulting from COVID-19 disruptions that continue throughout the world but particularly in China with its zero-COVID policy, the rise in energy prices resulting from the Russian war in Ukraine, the political, social and economic effects of this war, changes in governments leading to changes in monetary and fiscal policies, and other external factors. These uncertainties have resulted in declines in all market sectors, increases in volumes due to flight to safety and governmental actions to support the markets. As a result, the markets may not be available to us for purposes of raising required capital at the time we need it. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the necessary capital to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

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

As of September 25, 2013, our common stock became listed on the NYSE MKT (now known as “NYSE American”), a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share,” fail to meet stockholders equity requirements, or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE American may issue anon-compliance letter or initiate delisting proceedings. If our securities are delisted from trading on the NYSE American and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for us; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Our Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or might eliminate our profitability.

Our Company is required to file periodic reports with the Commission pursuant to the Exchange Act and the rules and regulations promulgated thereunder. To comply with these requirements, our independent registered auditors will have to review our quarterly financial statements and audit our annual financial statements. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time, because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the trading price of our common stock, if a market ever develops, could drop significantly, or we could become subject to Commission enforcement proceedings.

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

The price of our Common Stock, as quoted on the NYSE American, may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include but are not limited to:

●	progress of our products through the regulatory process

●	results of preclinical studies and clinical trials;

●	announcements of technological innovations or new products by us or our competitors;

●	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

●	developments or disputes concerning patent or proprietary rights;

●	general market conditions for emerging growth and pharmaceutical companies;

●	economic conditions in the United States or abroad;

●	actual or anticipated fluctuations in our operating results;

●	broad market fluctuations; and

●	changes in financial estimates by securities analysts.

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

At June 30, 2022, shareholders of the Company held 1,379,637 shares of restricted stock, or approximately 11.9% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of June 30, 2022, we had 11,592,173 shares of common stock outstanding, 9,146 warrants convertible to 9,146 shares of common stock, and 484,582 shares of Series A preferred stock convertible into 1,696,037 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2022, 1,379,637, of 11,592,173 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 484,582 shares of Series A Preferred Stock are restricted and convertible into 1,696,037 shares of common stock only in the event of a Change of Control of the Company.

Approximately 779,755 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

Quarter ended	Low price	High price
June 30, 2022	$1.30	$2.21
March 31, 2022	$1.70	$3.92
December 31, 2021	$3.62	$5.47
September 30, 2021	$3.55	$6.19

June 30, 2021	$3.65	$4.76
March 31, 2021	$3.15	$5.65
December 31, 2020	$3.08	$4.08
September 30, 2020	$3.82	$8.71

Number of Shareholders.

As of June 30, 2022, a total of 11,592,173 shares of the Company’s common stock are outstanding and held by 150 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 10,212,536 shares are unrestricted, of which, 0 shares are held by affiliates, 779,755 shares are restricted securities held by non-affiliates, and the remaining 599,882, shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144. As of June 30, 2022 there were 9,146 warrants to purchase the Company’s common stock outstanding.

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

For the year ended June 31, 2021, the Scientific Advisory Board was granted fully vested warrants to purchase 2,288 shares of common stock at exercise prices between $3.94- $6.86 per share expiring in the fiscal year ending June 30, 2025. The fair value of the warrants was $6,103 for the year ended June 30, 2101 and was recorded as consulting expense.

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

Fiscal Year Ended June 30, 2022 Transactions

For the year ended June 30, 2022, the Scientific Advisory Board was granted fully vested warrants to purchase 2,288 shares of common stock at exercise prices between $1.46- $5.92 per share expiring in the fiscal year ending June 30, 2026. The fair value of the warrants was $4,215 for the year ended June 30, 2022 and recorded as consulting expense.

For the year ended June 30, 2022, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	86.00-91.00%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.62-.2.84%

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense of $935,088.

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $108,982.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $26,418 during the year ended June 30, 2022.

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the converted value to common stock at a ratio of 1:3.5 multiplied by the monthly average of the daily open and close price of the common stock. The conversion of the shares is triggered by a change of control.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $6,768.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 38,863 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $108,000.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 17,705 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $52,500.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 16,863 fully vested shares of its common stock with a restrictive legend to satisfy open accounts payable of $37,500 for consulting services. The number of shares issued to settle the accounts payable was calculated using the market price of the common stock on the settlement date.

The securities described above (the “Securities”) were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The Securities have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below are for each fiscal year in the five-year period ended June 30, 2022. This data is derived from, and qualified by reference to, our audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements of Operations Data:

	Year Ended June 30,
	2022	2021	2020	2019	2018
Operating expenses:

Research and development	$5,784,862	$6,114,541	$4,695,524	$5,921,720	$5,913,720

General and administrative	2,328,737	2,629,565	3,300,935	2,737,962	3,411,449

Total operating expenses	8,113.599	8,744,106	7,996,459	8,659,682	9,325,169

Loss from operations	(8,113,599)	(8,744,106)	(7,996,459)	(8,659,682)	(9,325,169)

Other income (expense):
Interest income	11,859	9,348	17,079	55,497	100,429
Interest expense	(5,123)	(85,405)	(93,670)	—	—
Gain on warrant settlement	—	—	614,494	—	—
Loss on issuance of Series A Preferred stock for accounts payable-related party	—	—	(142,669)	—	—
Interest expense on convertible debentures	—	—	—	(185,274)
Loss on extinguishment of debt	—	—	—	(1,348,747)
Discount on convertible debentures	—	—	—	(359,214)
Loss on disposal of property and equipment	—	(2,026)
Change in fair value of derivatives	—	—	(5,845,313)	179,745	2,554,020

Other (expense)income, net	(6,736)	(78,083)	(5,450,079)	235,242	761,714
Loss before income tax provision	(8,106,863)	(8,822,189)	(5,450,079)	(8,424,440)	(8,563,455)
Income tax provision	—	—	—	—	—
Net loss	$(8,106,863)	$(8,822,189)	$(13,446,538)	$(8,424,440)	$(8,563,455)

NET LOSS PER COMMON SHARE - Basic & diluted	$(0.70)	$(0.81)	$(2.39)	$(2.35)	$(2.64)

Weighted average common shares outstanding - Basic & diluted	11,534,698	10,900,955	5,616,728	3,590,070	3,246,043

Balance Sheets Data:

	As of June 30,
	2022	2021	2020	2019	2018
Cash and cash equivalents	$14,066,359	$20,516,677	$13,708,594	$2,555,207	$7,081,771
Working capital	14,003,543	20,472,633	11,829,280	(22,732)	6,440,080
Total assets	23,494,862	30,262,313	23,914,339	13,448,513	18,546,212

Long-term liabilities	—	—	—	—	—
Accumulated deficit	(122,492,176)	(114,385,313)	(105,563,124)	(92,116,586)	(83,692,146)
Stockholders’ equity	23,082,025	29,911,167	21,757,962	10,600,360	17,664,264

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

The Company discloses the risk that the Company may want to add further virus types to its drug pipeline as the Company progresses further. The Company would then need to negotiate with TheraCour appropriate license agreements to include those of such additional viruses that the Company determines it wants to follow for further development. Historically, the Company initiates negotiations for additional licenses when initial exploratory research determines that a viable drug candidate for the targeted field is possible. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

Current Financial Status

NanoViricides technology is now maturing rapidly toward clinical drug trials, with the new facility, expanded staff, and the financial strength that we have attained since uplisting to NYSE American in September 2013. We are working diligently towards entering our first broad-spectrum anti-coronavirus drug, NV-CoV-2 for the treatment of SARS-CoV-2 infection that causes COVID-19, into human clinical trials.

As of June 30, 2022, the end of the reporting period, we had $14,066,359 in cash and cash equivalents, prepaid expenses of $350,021 and $8,694,194 of property and equipment, net of accumulated depreciation. Our liabilities at June 30, 2022 are $412,837 including a short term loan payable of $94,788 payable to BankDirect, accounts payable of $57,960 payable to third parties and accounts payable to TheraCour of $214.397. Stockholders’ equity was $23,082,025 at June 30, 2022. In comparison, as of June 30, 2021, we had $20,516,677 in cash and cash equivalents, prepaid expenses of $307,102 and property and equipment was $9,084,901, net of accumulated depreciation. Our liabilities at June 30, 2021 were $351,146, including accounts payable of $200,016 payable to third parties, and accounts payable to TheraCour of $31,539. Stockholders’ equity was $29,911,167 at June 30, 2021.

During the year ended June 30, 2022, we spent approximately $5.9 million in cash toward operating activities and approximately $324,000 in capital investment. In contrast, we spent approximately $8.2 million in cash toward operating activities and approximately $239,000 in capital investment in the year ended June 30, 2021. We anticipate capital expenditures of approximately $200,000 in the next twelve months.

As of June 30, 2022, we have a cash and cash equivalent balance of $14,066,359 that is expected to be sufficient to fund our currently budgeted operations for more than one year from the filing of the Company’s Form 10K.

The Company has an accumulated deficit at June 30, 2022 of approximately $122.5 million and a net loss of approximately $8.1 million and net cash used in operating activities of approximately $5.9 million for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October 2023. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2022 and June 30, 2021.

Comparison of the Year End June 30, 2022 to the Year Ended June 30, 2021

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2022 decreased $329,679 to $5,784,862 from $6,114,541 for the year ended June 30, 2021. This year-to-year decrease is generally attributable to decreases in lab supplies and chemicals, employee compensation expenses and lab fees for pre IND studies offset by a payment of a license fee. General and administrative expenses decreased $300,828 to $2,328,737 for the year ended June 30, 2022 from $2,629,565 for the year ended June 30, 2021. The decrease in general and administrative expenses is generally attributable to decreases in legal and professional expenses.

Interest Income - Interest income was $11,859 and $9,348 for the years ended June 30, 2022 and 2021, respectively. Interest income increased due to higher interest rates for the majority of the year ended June 30, 2022 offset by lower cash balances.

Interest Expense- The Company has incurred interest expense of $5,123 and $85,405 for the years ended June 30, 2022 and June 30, 2021 respectively. The decrease results from the payoff of a mortgage loan in December, 2020.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2022, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of $36,506,779. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2022, the Company had a net loss of $8,106,863, or a basic and fully diluted loss per share of $0.70 compared to a net loss of $8,822,189, or a basic and fully diluted loss per share of $0.81 for the year ended June 30, 2021. The decrease in the Company’s net loss for the year ended June 30, 2022 from the year ended June 30, 2021 of $715,326 is generally attributable to an decrease in operating expenses and interest expense in the year ended June 30, 2022.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $14,066,359 and $20,516,677 as of June 30, 2022 and 2021, respectively. On the same dates, current liabilities outstanding totaled $412,837 and $351,146, respectively. As of June 30, 2022 and June 30, 2021, total current liabilities included short term loan payable of $94,788 and $95,306, respectively

Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $122,492,176 and $114,385,313 at June 30, 2022 and 2021, respectively.

The Company anticipates several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October 2023. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

Table 4: R&D Cost Allocations

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021
HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2) and VZV Indications: Cold Sores, Genital Ulcers, Shingles and ARN	$100,000	$550,000
Covid -19	5,684,862	5,564,541
Total	$5,784,862	$6,114,541

Anticipated Budgets and Expenditures in the Near Future

The Company has ended the year on a reasonable financial footing by controlling costs and expenditures. We project that our current available financing is sufficient for accomplishing the goal of filing one IND or equivalent regulatory applications and executing initial human trials of our lead drug candidate, NV-CoV-2. We will need additional financing to execute on our business plan and to complete human clinical trials of our drug candidates into drug approval. Our Coronavirus drug candidate NV-CoV-2 has completed IND-enabling studies, we are currently working on compiling the IND application and finding and engaging an appropriate Clinical Research Organization for planning and executing the clinical studies. NV-CoV-2 is expected to rapidly move into human clinical studies in response to the COVID-19 pandemic. Our Shingles Skin Cream, has completed IND-enabling studies, and we intend to file an IND for this drug once the COVID-19 situation abates. We have completed scale-up and manufacture of NV-387, the drug substance (API) in NV-CoV-2, and the drug products NV-CoV-2 Orals Syrup and NV-CoV-2 Oral Gummies. We have scheduled cGMP-compliant clinical batch production of the same. After NV-CoV-2 drug candidate enters clinical trials, we plan on undertaking further development of the NV-HHV-1 Skin Cream for the treatment of Shingles, including scale-up of manufacture, cGMP compliant batches, and additional studies that may be required. We anticipate that these drug candidates will move forward into IND or equivalent regulatory filings, and ensuing human clinical trials. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates, including two or more drug candidates in the HerpeCide program will also move forward into IND-enabling studies. We intend to further re-engage our FluCide and HIVCide drug development programs once we have established our platform technology with the Coronavirus and HerpeCide program drug candidates. We are thus poised for strong growth with a number of drug candidates in a number of disease indications.

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

As of June 30, 2022, we had a cash and cash equivalent balance of $14,066,359 that is expected to be sufficient to fund the Company’s planned operations and expenditures through October 2023. The Company also believes that additional non-dilutive financing will be available under the COVID-19 program upon advancing it further toward or into human clinical trials. The Company also believes that due to the pandemic, it will be possible to rapidly take our anti-coronavirus drug into human clinical trials under the COVID-19 regulatory pathways of the US FDA or other regulatory authorities.

Requirement for Additional Capital

The Company believes that our cash and cash equivalent balance will provide sufficient funds for us to be able to advance at least one of its drug candidates into human clinical trial stage, and to continue our operations through October, 2023 with the available cash. The Company estimates that it will need additional funding to continue further development of its drug candidates through later stages of human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding  such as Big Pharma.

Based on our current rate of expenditures and anticipated changes, we have estimated a total cash expenditure budget of approximately $10 million from July 1, 2022 through October 2023, of which approximately $7 million is expected to go towards IND filing and initial human clinical trials of NV-CoV-2, our antiviral treatment for COVID, and approximately $3 million is budgeted for general and administrative expenses.

These anticipated expenses for the subsequent period commencing on July 1, 2022 can be summarized as follows:

1.	Planned costs of $4,500,000: Planned costs for further prepatory research and development work for Phase II/III clinical trials for NV-CoV-2 and NV-CoV-2-R. These include GLP and non-GLP in vivo and in vitro studies required as per regulatory guidance, the VZV (Shingles) drug development program, and other indications in HerpeCide program.This includes staffing costs of approximately $2,500,000, for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.

2.	Clinical trial manufactured batch of drug product approximately $1,000,000 for Phase 1 and 2a for the first Coronavirus (COVID-19) program drug candidate NV-CoV-2.

3.	Anticipated clinical trial costs for the COVID-19 drug candidate of approximately $1,500,000 for Phase 1 and 2a. We anticipate that these clinical trials will be designed with the goal of an emergency use approval during the current pandemic provided it continues to persist. We may need to modify the program to seek full-fledged approval for our broad-spectrum coronavirus drug candidate if the pandemic is resolved by the time we are completing Phase 2a human clinical trials of this drug candidate.

4.	Corporate overhead of $2,800,000: This amount includes budgeted office salaries, legal, accounting, investor relations, public relations, business development, and other costs expected to be incurred by being a public reporting company.

5.	Capital costs of $200,000: This is the estimated cost for additional equipment and laboratory improvements.

We estimate that beyond the current budgetary one-year period ending October 15, 2023, to the period ending October 15, 2024, further human clinical development of NV-CoV-2 towards Emergency Use Authorization, followed by expansion of studies towards full approval, for further clinical studies towards full-fledged approval of our Coronavirus drug candidate as may be necessary, development for IND and initial human clinical studies of the NV-HHV-1 Skin Cream for Topical Treatment of Shingles, and for developing additional drug indications based on the Shingles skin cream candidate, NV-HHV-1, in the HerpeCide program, we  may need approximately an additional $14 million, or approximately $10 million more than our anticipated remaining cash as of October 2023. The additional funds will be needed to pay additional, subcontract costs related to the expansion and further development of our drug pipeline, for human clinical trials, and for additional capital and operational expenditures

These anticipated additional expenses for the two-year period commencing October 16, 2022 can be summarized as follows:

1.	Planned research and development costs of $8,000,000: Planned costs for additional indications in HerpeCide program, This includes staffing costs of approximately $5,000,000, for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an Investigational New Drug with the United States Food and Drug Administration.

2.	Clinical trial manufactured batch of drug product approximately $2,000,000 for Phase 2b and 3 for the NV-CoV-2 Coronavirus program candidate, and $1,000,000 for Phase 1 and 2a for the NV-HHV-1 VZV Shingles program drug candidate.

3.	Clinical Trials Costs budgeted as follows: anticipated Phase 2b and 3 Clinical Trial Costs for the COVID-19 of approximately $5,000,000, and $1,000,000 for the Phase 1 and 2a clinical trials for the skin cream for Shingles for the Skin Cream for Shingles.

4.	Corporate overhead of $6,000,000.

5.	Capital costs for laboratory and pilot manufacturing equipment of $1,000,000.

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

We believe we have sufficient funding to take our Coronavirus drug candidate into initial human clinical trials. We will need to raise additional funds to take NV-HHV-1 and additional topical HerpeCide drug candidate indications into an IND application stage. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund these programs. Management believes that as a result of the management plan, the Company’s existing resources and access to the capital markets will permit the Company to fund planned operations and expenditures for at least one year from the filing of the 10-K. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

We believe that the coming year’s work plan will lead us to obtain certain information about the safety and efficacy of our coronavirus drug candidate NV-CoV-2 in human clinical trials. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles and further human clinical studies, expanding into Phase 2b, and Phase 3 human clinical trials of our drug candidates.

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

We report summaries of its studies as the data becomes available to us, after analyzing and verifying the same, in our press releases. The studies of biological testing of materials provide information that is relatively easy to understand and therefore readily reported. In addition, we continue to engage in substantial work that is needed for the optimization of synthesis routes and for the chemical characterization of the nanoviricide drug candidates. We also continue to work on improving the drug candidates and the virus binding ligands where necessary. We continue to work on creating the information needed for the development of controlled chemical synthesis procedures that is vital for developing c-GMP manufacturing processes. We have also begun to publish what we believe are our extraordinary achievements in the COVID-19 space in peer reviewed journals.

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

We plan on seeking non-dilutive financing, grants and contracts, as well as pharmaceutical partnerships, as our NV-CoV-2 drug matures into human clinical trials. Management further intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources, non-dilutive financings, grants and contracts, or pharmaceutical partnerships.

The Company is considered to be a development stage company and will continue in the development stage until it generates revenues from the sales of its products or services.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the year ended June 30, 2022.

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

As of June 30, 2022, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2022 due to a material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2022, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022 due to the material weakness described below:

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

Changes in Internal Control over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the year ended June 30, 2022 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

The following persons are the directors and executive officers of our company:

Name	Age	Title
Anil Diwan, PhD.	64	President; Chairman of the Board and CEO
Makarand “Mak” Jawadekar	71	Director, Independent
Theodore Edward (“Todd”) Rokita	52	Director, Independent
Brian Zucker	60	Director, Independent
Meeta Vyas	64	Chief Financial Officer

The Company’s directors are elected biannually and serve until their term expires, and may be re-elected for an additional term at the annual meeting of shareholders. The executive officers that become members of the Board of Directors are elected via biennial election and serve as director through the term, and may be re-elected for an additional term at the annual meeting of shareholders.

Anil Diwan, PhD, age 64, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Dr. Diwan has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and also has several additional patentable discoveries. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Makarand “Mak” Jawadekar, 71, was appointed as an Independent Member of the Board of Directors, and will serve as a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Jawadekar has over 35 years of experience in the pharma industry spanning both business and research activities. Dr. Jawadekar has extensive experience in joint ventures, alliance management, contracting, outsourcing, benchmarking, performance metrics, pharmaceutical research and development, drug delivery technologies, formulations, clinical supply manufacturing and packaging, clinical trial materials, pharmaceutics, and pharmaceutical sciences. He also has deep knowledge and global experience working across the United States, Europe, India, and other parts of Asia, including Japan and China. He has helped create several pharma R&D partnerships, joint ventures, and collaborations during his career. Dr. Jawadekar serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, founded in 2010, after retiring from Pfizer, Inc., as Director, Portfolio Management & Analytics, and as Vice President, Asia Colleague Resource Group, in Pfizer Global R&D division. From 1982 to 2010, Dr. Jawadekar held roles of increasing responsibility in technical, management, and business development positions at Pfizer, in the areas of Drug Delivery Technology Assessment, Strategic External Alliance Management, Strategic CMC, Pharma R&D, Clinical Manufacturing, Manufacturing Technology Transfer and Scale-up, beginning as a research scientist in formulations development. Dr. Jawadekar serves on the boards of two public companies, namely: Preveceutical Medical Inc. (CSE: PREV), and Cardax, Inc. (OTC: CDXI), as an independent board member. He also serves on the Strategic and Scientific Advisory Boards of several companies, including Actinium Pharma (NYSE-Amer.: ATNM), Saama Technologies, Inc., and Diant Pharma, Inc., as well as Tonino Lamborghini SpA, Italy. He also serves as a member of the Board of Directors at Abilities Inc., a New York based, non-profit organization. Mak holds a Ph.D. in Pharmaceutics from the University of Minnesota, and was honored with an honorary D.Sc. degree by DYP Mumbai University, recommended by the President of India. The Company believes Dr. Jawadekar’s long history as a pharmaceutical and biotech professional, particularly in alliance development and management, in business strategy, and in pharmaceutical sciences and CMC in drug delivery, render him well qualified to serve as an independent member of the Board of Directors.

Theodore Edward (“Todd”) Rokita, 52, Director. Mr. Rokita was appointed as an Independent Member of the Board of Directors, and will serve as a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Rokita currently serves as co-owner and General Counsel and Vice President of External Affairs, Apex Benefits Group, Inc. where he serves as a member of the executive team and the corporate board. He is responsible for legal strategies, including litigation, acquisitions and other matters, primarily involving ERISA and employment laws, and is responsible for the regulatory compliance of Apex’s clients. In his role, he serves as the public face of the company and is responsible for external messaging, events, and other outreach functions. Mr. Rokita was elected to the United States Congress as a Representative from the State of Indiana, serving four terms from 2011 to 2019. As a member of the US Congress, he served as the Chairman, House Subcommittee on Early Childhood, Elementary, and Secondary Education, as the Vice Chairman, House Committee on the Budget, as a Member, House Committee on Education and the Workforce (Health, Employment, Labor and Pensions subcommittee), as a Member, House Committee on Transportation and Infrastructure, (aviation, railroad, and pipeline subcommittees), as a Member, Committee on House Administration (2011-2014), as a Member, Steering Committee (2011-2012) (elected by peers to make their committee assignments), and also as a Director, Republican Study Committee (2014- 2019) (group affecting policy direction and tactics). Prior thereto Mr. Rokita served as the Secretary of State, Indiana, from 2003 to 2011) and as Chief Operating Officer and General Counsel, Office of Indiana Secretary of State from 2000-2002. Mr. Rokita serves or has served as a Member of the Board of Directors on a number of commercial and charitable institutions, among them: Aircraft Owners and Pilots Association Foundation, (2014-Present); Achieve International, Indianapolis, IN (helping troubled teens), (2012-2018); Saint Vincent Hospital Foundation, (2011-2013); Indiana Council for Economic Education, (2004-2010). Mr. Rokita also serves or has served as an Advisory Board Member for several institutions, among them: Merchandise Warehouse, Inc. Indianapolis, IN, (2019-Present); WishBone Medical, Inc., Warsaw, IN, (2019-Present); and Acel 360, Inc., Reston, VA Advisory Board member (2019-Present). Mr. Rokita has also served as a Member, Board of Trustees of Saint Joseph’s College, Rensselaer, IN, (2007-2017). In addition to his public service, Mr. Rokita is involved as a Volunteer for the Veterans Airlift Command and Angel Flight, Volunteer (2011- Present), actively flying missions for Veterans Airlift Command and other similar non-profits dedicated to providing free air transportation to children and post-9/11 combat wounded veterans and their families for medical and other compassionate purposes. Mr. Rokita holds a Bachelor of Arts degree from Wabash College in Crawfordsville, Indiana, where he was an Eli Lilly Fellow and a Juris Doctor from IUPUI’s Indiana University Robert H. McKinney School of Law. The Company believes Mr. Rokita’s long history as an executive and as a board member of a number of institutions and his long record of public service, uniquely qualifies him to serve as a member of the Company’s Board of Directors.

Brian Zucker, 60, Director. Since October 2011, Mr. Zucker has been a Partner at CFO Financial Partners, LLC, a firm that provides outsourced CFO (Chief Financial Officer), Controller and Financial Operations services as well as back office reporting and bookkeeping services for public and private companies, broker dealers, hedge funds, and family offices and high net worth individuals, among others. Mr. Zucker also serves as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. In addition to and simultaneously therewith, Mr. Zucker has served as a Partner at RRBB Accountants & Advisors, (aka Rosenberg Rich Baker Berman & Co.), a full-service accounting, advisory and consulting firm located in Central New Jersey. Mr. Zucker has over thirty years of experience as a CPA specializing in the securities industry. From 1983 through 1986, Mr. Zucker was a Senior Consultant at Deloitte Haskins and Sells and at Price Waterhouse from January 1987 through September 1989. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), CFO of Natcore Solar Technology, Inc. (NTCXF) and as a Managing Director of American Frontier Financial Corp. (EVIS). He is on the Board of Directors of National Investment Banking Association (NIBA). Mr. Zucker obtained a B.S. in Public Accounting from Pace University. The Company believes Mr. Zucker’s extensive career as a public accountant and experience providing sophisticated accounting services to public companies and broker dealers, render him well qualified to serve as an independent member of the Board of Directors, as well as its Audit, Compensation, Nominating and Governance Committees.

Meeta Vyas, SB, MBA, age 64, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the

National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer.

AUDIT COMMITTEE

On November 13, 2020 Brian Zucker was appointed as independent director and member of the Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Zucker meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235. Since the Death of Stanley Glick, in January 2022 Brian Zucker has been acting Chair of the Audit Committee. On May 15, 2020 Theodore Edward (“Todd”) Rokita was appointed as an independent directors and member of the Audit Committee. The Company has appointed a Search Committee to identify and select candidates for the position of independent director and member of the Audit Committee. The Search Committee will update the Board as appropriate on the progress of the search process.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2022, 2021 and 2020.

Name and				Stock		All Other
Principal			Bonus	Award(s)	Option	Compensation
Position	Year	Salary	($)	($)	Awards(#)	($)	Total ($)
Anil Diwan	2022	$400,000	$—	$108,982		$—	$508,982
CEO, President, Director	2021	$400,000	$—	$182,610		$—	$582,610
	2020	$400,000	$—	$189,038		$—	$589,038

Meeta Vyas	2022	$129,600	$—	$18,129	—	$—	$147,729
CFO	2021	$129,600	$—	$24,548	—	$—	$154,548
	2020	$129,600	$—	$20,869	—	$—	$150,469

The following table sets forth for each named executive officer certain information concerning equity awards as of June 30, 2022.

Equity
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
					Number	Market	Awards:	Payout
					of	Value of	Number of	Value of
					Shares	Shares	Unearned	Unearned
	Number of	Number			or Units	or Units	Shares,	Shares,
	Securities	of Securities			of Stock	of Stock	Units or	Units or
	Underlying	Underlying			that	that	Other	Other
Name and	Unexercised	Unexercised	Option	Option	Have	Have	Rights that	Rights that
Principal	Options	Options	Exercise	Expiration	Not	Not	Have Not	Have Not
Position	Exercisable	Unexercisable	Price ($)	Date	Vested	Vested	Vested	Vested
Anil Diwan, President and Director	—	—	$—	—	—	—	—	—

Irach Taraporewala	—	—	$—	—	—	—	—	—

Mukund Kulkarni	—	—	$—	—	—	—	—	—

Stanley Glick	—	—	$—	—	—	—	—	—

Meeta Vyas	—	—	$—	—	—	—	—	—

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

BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK BY DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of June 30, 2022, certain information regarding the beneficial ownership of the Company’s Common Stock and Series A Convertible Preferred Stock outstanding by (i) each person known to us to own or control 5% or more of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) and (iv) our current Named Executive Officers and directors as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned.

			Series A Convertible
	Common Stock		Preferred Stock(1)
	Amount and		Amount and		Percent
	Nature of	Percent	Nature of	Percent	of
	Beneficial	of	Beneficial	of	Voting
Name and Address of Beneficial Owner	Owner(2)	Class(2)	Owner(2)	Class(2)	Power(3)
TheraCour Pharma, Inc.(4)	470,959	4.1%	300,000	61.9%	19.9%
Anil Diwan(4)(5)	—	—	96,275	19.9%	5.0%
Meeta Vyas(6)	7,129	0.1%	14,044	2.9%	0.1%
Makarand Jawadekar	9,866	0.1%	—	—	* %
Theodore Rokita	9,339	0.1%	—	—	* %
Brian Zucker	8,116	0.1%	—	—	* %

All Directors and Executive Officers as a Group (6 persons)	505,409	4.5%	410,319	84.7%	25.9%
(1)The Series A Convertible Preferred Shares (the “Series A”) vote at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company.
(2)For each shareholder, the calculation of percentage of beneficial ownership is based upon 11,592,173 shares of Common Stock and 484,582shares of Series A Preferred Stock outstanding, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)Amount stated reflects the number of votes held on all matters submitted to a vote of our stockholders.
(4)Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 90% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc.

(5)Does not include 470,959 shares of common stock nor the 300,000 shares of Series A preferred stock owned by TheraCour Pharma, Inc. which votes at the rate of 3 and one-half shares of common stock for each Share of Series A preferred stock (the “Series A preferred stock”), over which Anil Diwan holds voting and dispositive power. Does not include the beneficial ownership of the securities held by Meeta Vyas, the wife of Anil Diwan, and Armstoo Irrecvocable Trust over which Dr. Diwan disclaims beneficial ownership and voting and dispositive control.
(6)Includes 1,072 shares held by Connect Capital LLC, over which Ms. Vyas holds voting and dispositive power. Does not include the beneficial ownership of the securities held by Anil Diwan, the husband of Ms. Vyas, TheraCour, nor 94,471 common shares held by Armstoo Irrevocable Trust  over which Ms. Vyas disclaims beneficial ownership and voting and dispositive control.

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation is $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016, 2017 and 2018. The employment agreement also provided incentive bonuses of $75,000 per year payable on or before July 31, 2016, 2017 and 2018. Incentive bonuses for 2016 and 2017 have been paid according to the terms of the contract. The Company and Dr. Diwan agreed that the 2018 bonus would be earned and paid upon a filing of an IND. The Company and Dr. Diwan entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. On September 24, 2021, the Company and Dr. Diwan entered into extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022. The employment agreement is renewable annually with approval by the Board of Directors. On October 6, 2022, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023.

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

COMPENSATION OF DIRECTORS

At this time, directors, who are officers of the Company, receive no remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors. The Company paid fees to its independent directors of $36,250 to each Director, of which $11,250 is to be paid in the Company’s common stock commensurate with their contracts.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted 572 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2022, and 2021, the SAB was granted a total of 2,288 and 2,288 of stock warrants, respectively. The warrants are exercisable into common shares at prices from $1.46 to $5.92, and $3.94 to $6.86  per share, respectively.

EMPLOYEES AND SERVICE PROVIDERS

The Company, including TheraCour, has seventeen full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. Some of the Company’s R&D work was performed by agencies in Vietnam. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. Amortization expense on the loan origination fee for the years ended June 30, 2022 and 2021 was $0 and $18,013 respectively, The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the years ended June 30, 2022 and 2021, the Company incurred interest expense of $0 and $62,773, respectively, which reduced the interest escrow balance included in prepaid expenses to zero.

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

On December 17, 2019, the Company entered into a Deferred Expense Exchange Agreement with TheraCour whereby TheraCour agreed to exchange $250,000 of deferred development fees owed to TheraCour into 100,000 Series A preferred stock with a fair value of $392,669 for $250,000 previously deferred development fees owed to TheraCour, and recognized a loss on the exchange of $142,669. The Company paid the deferred payments on May 2, 2022.

On September 9, 2021, the Company entered into a license agreement for the field comprising anti-viral treatments for coronavirus derived human infections with TheraCour (the “CoV Agreement”). Previously, on June 9, 2020, we had announced signing of a Memorandum of Understanding (“CoV MoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour Pharma, Inc., which is now perfected into this licensing Agreement. The licensed field includes antiviral drugs to treat SARS-CoV-2 and its variants that cause the COVID-19 disease resulting in a global pandemic that continues to rage through the world, wave after wave, as new variants develop and take hold. There was no upfront cash payment for the license and the compensation terms were generally consistent with prior licenses, and are summarized below.

Under the CoV Agreement, the Company obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute antiviral drugs that treat human Coronavirus infections using TheraCour’s proprietary as well as patented technology and intellectual property, including the new patent application cited above. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We will not make any upfront cash payments to TheraCour and we have agreed to the following milestone payments to TheraCour: 100,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) upon the execution of the Agreement; 50,000 shares of Series A Preferred Stock after the grant of the approval of Licensee’s Investigational New Drug (IND) Application, or its equivalent; cash payments of $1,500,000 after the initiation of Phase I clinical trials or its equivalent; $2,000,000 after the completion of Phase 1 Clinical Trials or its equivalent for at least one product within twelve (12) months from the date of the acceptance of the IND; $2,500,000 no later than six (6) months after the completion of Phase 2A Clinical Trials or its equivalent for at least one product within twenty (24) months from the date of the completion of Phase 1 or its equivalent; 100,000 shares of Series A Preferred Stock after the initiation of Phase 3 clinical trials or its equivalent; and, at TheraCour’s option, $5,000,000 in cash or 500,000 shares of Series A Preferred Stock, no later than six (6) months after the completion of Phase 3 Clinical Trials or its equivalent for at least one product within thirty-six (36) months from the completion of Phase 2 Clinical Trials or its equivalent. In addition, we agreed to pay to TheraCour fifteen percent (15%) of net sales of licensed products and any income from sublicensed products, consistent with previous agreements. Under the CoV Agreement, TheraCour retains the exclusive right to develop and manufacture the Licensed Products. The Agreement contemplates that the parties will enter into a separate Manufacturing and Supply Agreement for the commercial manufacture and supply of the drug products if and when we intend to engage into commercialization of the drugs. The CoV Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights, as with prior agreements. The Series A Convertible Preferred Shares are only convertible upon a “change of control” of the Company as defined in its full specification, are non-transferrable and have no trading market. Each Series A share carries 9 votes, and is convertible only upon a change of control into 3.5 shares of the Company’s common stock.

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

COVID-19 Related Drugs: Patent Coverage and Lifetime

Two new International PCT patent applications have been filed relating to the application of the TheraCour polymeric micelle technology to drug development for Coronavirus antiviral drugs including ones for the treatment of COVID-19; PCT/US21/39050 was filed on June 25, 2021. Additionally, PCT/US22/35210 was filed on June 28, 2022, with a request for the same priority date as that of the prior PCT/US21/39050 application. These new broad patents cover new compositions of matter, methods of making them (processes), drug formulations, and uses of the articles of manufacture. The patents resulting from these are expected to have expiry dates extending at least into the year 2043, with additional specific extensions possible in various countries based on regulatory extensions for pharmaceutical products. All ensuing patents will be automatically exclusively licensed to NanoViricides for anti-coronavirus drugs pursuant to the “CoV License Agreement”. The nominal expiry date for these PCT applications would be 20 years, after filing and if issued, i.e. June 24, 2041, and could be extended in certain countries under regulatory extensions to as late as into the year 2043, providing a significant commercial runway.

TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, to the Company, at cost, in the amounts of $183,428 and  $171,668 for the fiscal years ended June 30, 2022 and  2021 respectively.

Accounts payable to TheraCour were $214,397 and $31,539 at June 30, 2022and June 30, 2021, respectively.

Development costs charged by and paid to TheraCour were $2,369,022 and $2,803,827for the years ended June 30, 2022 and 2021, respectively. No royalties are due or have been paid from inception through June 30, 2022.

As of June 30, 2022 TheraCour owned 470,959 shares of the Company’s outstanding common stock and 300,000 shares of series A preferred stock, which votes at the rate of nine shares of common stock per each share of series A preferred stock and is convertible into three and one half shares of common stock upon a change in control of the Company. Dr. Diwan, also serves as the CEO and Director of TheraCour and owns approximately 90% of the outstanding capital stock of TheraCour.

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

June 30, 2022	$218,700	EisnerAmper LLP
June 30, 2021	$206,960	EisnerAmper LLP.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently does not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
1.1**	Form of Underwriting Agreement
3.1	Amended and Restated Articles of Incorporation	Schedule 14C	A	April 23, 2009
3.2	Certificate of Change	Form 8-K	3.1	September 9, 2013
3.3	Certificate of Change	Form 8-K	3.1	September 26, 2019
3.4	Certificate of Amendment	Form 8-K	3.1	March 20, 2020
3.4	Amended and Restated Bylaws	Form 10-Q	3.1	February 22, 2010
4.1	Specimen Common Stock Certificate of the Registrant	Form 10-SB	4.1	November 14, 2006
4.2	Certificate of Designation of Series A Convertible Preferred Stock	Form 10-Q	4.1	February 22, 2010
4.3*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock
4.4*	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock
4.5	Form of Warrant	Form 8-K	10.2	March 1, 2019
10.1	Form of Scientific Advisory Board Agreement	Form 10-SB	10.5	November 14, 2006
10.2	Amended License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.6	November 14, 2006
10.3	Form of First Subscription Agreement	Form 10-SB	10.8	November 14, 2006
10.4	Form of Second Subscription Agreement	Form 10-SB	10.9	November 14, 2006
10.5	Amendment to License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.11	January 17, 2007
10.6	Memorandum of Understanding with Vietnam’s National Institute of Hygiene and Epidemiology (NIHE) dated December 23, 2005	Form 10-SB	10.12	January 17, 2007
10.7*	Employment Agreement with M Vyas
10.8	Agreement of Purchase and Sale between the Registrant and Inno-Haven, LLC	Form 8-K	10.1	January 7, 2015
10.9	Conversion and Settlement Agreement	Form 8-K	10.1	February 13, 2017
10.10	Confidential Separation Agreement and General Release of Eugene Seymour	Form 8-K	10.1	May 4, 2018
10.11	Employment Agreement with Anil Diwan	Form 8-K	10.1	July 23, 2018
10.12	Employment Agreement with Irach Taraporewala	Form 8-K	10.2	July 23, 2018
10.13	Securities Purchase Agreement, dated February 27, 2019, between the Registrant and certain purchasers	Form 8-K	10.1	March 1, 2019
10.14	Letter Agreement with Chardan Capital Markets, LLC	Form 8-K	10.3	March 1, 2019
10.15	Director Retainer Agreement, dated as of June 6, 2019, between the Registrant and Mark Day	Form 8-K	10.1	June 10, 2019
10.16*	Form of Series A Conversion Waiver
10.17	Underwriting with Aegis Capital Corp. dated January 21, 2020	Form 8-K	10.1	January 27, 2020
10.18	Form of Settlement Agreement and Mutual Release	Form 8-K	10.1	January 28, 2020
10.19	Form of Exchange Agreement	Form 8-K	10.2	January 28, 2020
10.20	Form of Common Stock Purchase Warrant	Form 8-K	10.3	January 28, 2020
10.21	Director Retainer Agreement between NanoViricides, Inc. and Makarand Jawadekar	Form 8-K	10.1	February 11, 2020
10.22	Director Retainer Agreement, dated as of May 15, 2020, between NanoViricides, Inc. and Todd Rokita	Form 8-K	10.1	May 19, 2020

10.23	Form of Securities Purchase Agreement dated May 21, 2020 by and between NanoViricides, Inc. and certain purchasers	Form 8-K	10.1	May 22, 2020
10.24	Placement Agent Agreement, dated May 21, 2020 by and between among NanoViricides, Inc. Maxim Group LLC and Kingswood Capital Markets, a division of Benchmark Investments, Inc.	Form 8-K	10.2	May 22, 2020
10.25	Underwriting Agreement with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. dated July 8, 2020.	Form 8-K	10.1	July 13, 2020
10.26	At Market Issuance Sales Agreement by and between NanoViricides, Inc., B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc., dated July 31, 2020	Form 8-K	1.1	August 3, 2020
10.27	Director Retainer Agreement dated November 13, 2020 between NanoViricides, Inc. and Brian Zuckar	Form 8-K	10.1	November 13, 2020
10.28	License Agreement dated September 7, 2021 between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.1	September 9, 2021
10.29	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	September 9, 2021
10.30	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	October 11, 2022
14.1	Code of Ethics	Form 10-SB	10.10	November 14, 2006
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
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

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2022

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
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

October 13, 2022	/s/ Anil Diwan, PhD
	Name:	Anil Diwan, PhD
	Title:	President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

October 13, 2022	/s/ Meeta Vyas
	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Accounting Officer)

October 13, 2022	/s/ Brian Zucker
	Name:	Brian Zucker
	Title:	Director

October 13, 2022	/s/ Makarand Jawadekar
	Name:	Makarand Jawadekar
	Title:	Director

October 13, 2022	/s/ Theodore Rokita
	Name:	Theodore Rokita
	Title:	Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2022. and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As discussed in Note 4 to the financial statements, the Company enters into certain agreements which grant exclusive licenses for technologies developed by a related party for various virus types. As part of these agreements, the Company is required to pay certain costs charged by the related party. These costs include research and development costs resulting from their research and development activities which include the performance of preclinical studies and/or clinical trials, compensation and other expenses for research and development personnel, supplies and development material. The Company recorded accounts payable – related party for research and development activities of $214,397 as of June 30, 2022 and research and development costs paid to related party of $2,369,022, included in research and development expenses for the year ended June 30, 2022.

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

EISNERAMPER LLP

Iselin, New Jersey

October 13, 2022

NanoViricides, Inc.

Balance Sheets

	June 30, 2022	June 30, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,066,359	$20,516,677
Prepaid expenses	350,021	307,102
Total current assets	14,416,380	20,823,779

PROPERTY AND EQUIPMENT
Property and equipment	14,658,014	14,333,666
Accumulated depreciation	(5,963,820)	(5,248,765)
Property and equipment, net	8,694,194	9,084,901

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(117,106)	(108,836)
Trademark and patents, net	341,848	350,118

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	38,925	—
Other assets	42,440	3,515
Total assets	$23,494,862	$30,262,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,960	$200,016
Accounts payable – related party	214,397	31,539
Loan payable	94,788	95,306
Accrued expenses	45,692	24,285
Total current liabilities	412,837	351,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares designated, 484,582 and 371,490 shares issued and outstanding, at June 30, 2022 and 2021, respectively	485	372
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,592,173 and 11,515,170 shares issued and outstanding at June 30, 2022 and 2021, respectively	11,592	11,515
Additional paid-in capital	145,562,124	144,284,593
Accumulated deficit	(122,492,176)	(114,385,313)
Total stockholders’ equity	23,082,025	29,911,167
Total liabilities and stockholders’ equity	$23,494,862	$30,262,313

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2022	2021

OPERATING EXPENSES
Research and development	$5,784,862	$6,114,541
General and administrative	2,328,737	2,629,565

Total operating expenses	8,113,599	8,744,106

LOSS FROM OPERATIONS	(8,113,599)	(8,744,106)

OTHER INCOME (EXPENSE):
Interest income	11,859	9,348
Interest expense	(5,123)	(85,405)
Loss on disposal of property and equipment	—	(2,026)

Other (expense) income, net	6,736	(78,083)
LOSS BEFORE INCOME TAX PROVISION	(8,106,863)	(8,822,189)

INCOME TAX PROVISION	—	—

NET LOSS	$(8,106,863)	$(8,822,189)

Net loss per common share- basic and diluted	$(0.70)	$(0.81)
Weighted average common shares – basic and diluted	11,534,698	10,900,955

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 1, 2020 through June 30, 2022

	Series A Preferred
	Stock:		Common Stock:
	Par $0.001		Par $0.001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 1, 2020	368,602	$369	9,083,414	$9,083	$127,311,634	$(105,563,124)	$21,757,962

Series A preferred stock issued for employee stock compensation	2,888	3	—	—	226,303	—	226,306
Net proceeds from issuance of common stock in connection with equity financings	—	—	2,389,584	2,390	16,561,307	—	16,563,697
Common stock issued for consulting and legal services rendered	—	—	25,434	25	107,975	—	108,000
Warrants issued to Scientific Advisory Board	—	—	—	—	6,103	—	6,103
Common stock issued for employee compensation	—	—	3,572	4	15,034	—	15,038
Common stock issued for Directors fees	—	—	13,166	13	56,237	—	56,250
Net loss	—	—	—	—	—	(8,822,189)	(8,822,189)

Balance, June 30, 2021	371,490	$372	11,515,170	$11,515	$144,284,593	$(114,385,313)	$29,911,167

Series A preferred stock issued for employee stock compensation	13,092	13	—	—	135,387	—	135,400
Series A preferred stock issued for license agreement	100,000	100	—	—	934,988	—	935,088
Common stock issued for consulting and legal services rendered	—	—	38,863	39	107,961	—	108,000
Warrants issued to Scientific Advisory Board	—	—	—	—	4,215	—	4,215
Common stock issued for employee compensation	—	—	3,572	3	6,765	—	6,768
Common stock issued for Directors fees	—	—	17,705	18	52,482	—	52,500
Common stock issued for professional services	—	—	16,863	17	35,733	—	35,750
Net loss	—	—	—	—	—	(8,106,863)	(8,106,863)

Balance, June 30, 2022	484,582	$485	11,592,173	$11,592	$145,562,124	$(122,492,176)	$23,082,025

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,106,863)	$(8,822,189)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	135,400	226,306
Preferred shares issued pursuant to license agreement	935,088	—
Common shares issued as compensation and for services	203,018	179,288
Warrants granted to Scientific Advisory Board	4,215	6,103
Depreciation	715,055	696,268
Amortization of loan origination fees	—	18,013
Amortization	8,270	8,270
Loss on disposal of property and equipment	—	2,026
Write-off of deferred financing costs	—	12,190
Changes in operating assets and liabilities:
Prepaid expenses	191,279	205,436
Other long term assets	(38,925)	10,158
Accounts payable	(142,056)	(180,711)
Accounts payable - related parties	182,858	(530,041)
Accrued expenses	21,407	(44,953)

NET CASH USED IN OPERATING ACTIVITIES	(5,891,254)	(8,213,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(324,348)	(238,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	—	16,563,697
Payment of note payable- related party	—	(1,100,000)
Payment of loan payable	(234,716)	(203,013)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(234,716)	15,260,684

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,450,318)	6,808,083

Cash and cash equivalents at beginning of period	20,516,677	13,708,594

Cash and cash equivalents at end of period	$14,066,359	$20,516,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$5,123	$4,858
Income tax paid	$—	$—

NON CASH FINANCING AND INVESTING ACTIVITIES:
Directors and Officers Insurance financed through loan	$234,198	$235,476

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2022, and 2021

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

The Company has several drugs in various stages of early development. COVID-19 has become our lead drug program due to the necessity of responding to the pandemic. The Company has a clinical lead candidate NV-CoV-2 for the treatment of SARS-CoV-2 infection (COVID-19 disease) that has shown excellent effectiveness and safety in pre-clinical studies. IND-enabling studies of NV-CoV-2 have been completed. The Company is working on IND writing and engaging a Clinical Trials Clinical Research Organization in pursuit of Phase I/II human clinical trials of this drug. The Company is also working on performing clinical trials of this drug outside the USA. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. The Company cannot provide a timeline at this point because of external dependencies in the filing of regulatory applications, their approval(s) and beginning of clinical trials. As of June 30, 2022, there is only one antiviral drug (remdesivir) approved, and two non-antibody antiviral drugs (Paxlovid, Pfizer and Molnupiravir, Merck) given Emergency Use Authorization (EUA) by the FDA. Several of previously approved antibody therapies have lost efficacy and their EUAs have been revoked, as the virus mutated and new variants came in the field, as previously predicted by the Company. The antibodies that remain under EUA are expected to lose effectiveness as the virus continues to mutate and new escape variants take over. All of these drug approvals are restricted to specific population subsets, and there is no drug that is generally approved for treatment of COVID-19, particularly for patients with no co-morbidities and not at risk of hospitalization (https://www.fda.gov/drugs/emergency-preparedness-drugs/coronavirus-covid-19-drugs). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally.  Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before escape variants against existing antibodies and vaccines, including the newly introduced Omicron/Original Strain bi-valent vaccines, and therapeutics become commonplace. Thus there is an unmet need that the Company’s broad-spectrum, pan-coronavirus drug NV-CoV-2 is expected to fulfill for therapeutics that the virus would not escape by mutations. Additionally, specific populations such as immune-compromised persons, HIV-positive persons, and others would require therapeutics even if they are fully vaccinated, as the weak immune system in these populations limits the ability of vaccines to protect from COVID-19 infection and disease.

In response to the recent Monkeypox virus (MPXV) epidemic, the Company has begun a limited drug development program to treat MPXV patients.  At present, while it appears that this epidemic is quieting down, experts expect that this virus will become endemic in the Western world, as it is in the African subcontinent (https://www.cdc.gov/poxvirus/monkeypox/cases-data/technical-report/report-3.html#dynamics).  A vaccine against smallpox appears to have substantial effectiveness in protecting vaccinated persons from MPXV infection. The only currently available drug, tecovirimat, approved for smallpox, has a low escape barrier for virus mutations, and has other limitations on its use. Thus there remains an urgent need for broad-spectrum drugs that can treat MPXV, smallpox, and other poxviruses.

Additionally, in response to the ongoing pediatric “acute flaccid myelitis” (AFM, a disease that can lead to paralysis) cases that appear to be on an uptick, the Company has initiated a limited broad-spectrum drug development program for the treatment of Enterovirus D68 (EV68), the cause of AFM, and potentially other enteroviruses including the poliovirus. Cases of polio have begun to emerge in the United States. Apparently due to loss of “herd immunity” as the poliovirus immunizations in childhood have dropped, the cases are caused by what is believed to a be a revertant of the attenuated strain of poliovirus that is used for vaccination in certain underdeveloped countries.

The Company intends to run both MPXV and EVD68 programs by initially evaluating the Company’s existing drug candidate library for effectiveness. If effective existing drug candidates are found, the Company intends to undertake additional work as well as seek additional financing, preferably via non-dilutive funding sources.

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

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which the Company has broad, exclusive licenses. The first license agreement the Company executed with TheraCour on September 1, 2005 (“Exclusive License Agreement”), gave the Company an exclusive, worldwide license for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV), Influenza and Asian Bird Flu Virus. On February 15, 2010, the Company executed an Additional Agreement (“Additional License Agreement”) with TheraCour. Pursuant to the Additional License Agreement, the Company was granted exclusive licenses for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes. In addition, on November 1, 2019, the Company entered into a world-wide, exclusive, sub-licensable, license (“VZV License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

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

At present the Company does not hold a license for monkeypox therapeutics. As with the Company’s standard policy, if the exploratory work commissioned by the Company leads to potentially effective candidates, and if the Company chooses to further engage in commercial development of the same, then the Company will perform the activities required to obtain such a license. TheraCour has not denied any licenses to NanoViricides to date.

Note 2 – Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2022 of approximately $122.5 million and a net loss of approximately $8.1 million and net cash used in operating activities of approximately $5.9 million for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2022, the Company had available cash and cash equivalents of approximately $14.1 million.

Since the onset of the COVID-19 pandemic, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the COVID-19 drug candidate against SARS-CoV-2 into human clinical trials. The prior lead program for a shingles drug will follow the COVID-19 drug program.

On July 31, 2020, the Company entered into an At The Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”). Sales pursuant to the Sales Agreement will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. Actual sales will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Company’s common stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company is not obligated to make any sales of common stock under the Sales Agreement and the Company cannot provide any assurances that it will issue any shares pursuant to the Sales Agreement. The Company will pay a commission rate of up to 3.5% of the gross sales price per share sold and agreed to reimburse the Sales Agents for certain specified expenses, including the fees and disbursements of its legal counsel in an amount not to exceed $50,000 and have agreed to reimburse the Sales Agents an amount not to exceed $2,500 per quarter during the term of the Sales Agreement for legal fees to be incurred by the Sales Agents. The Company has also agreed pursuant to the Sales Agreement to provide each Sales Agent with customary indemnification and contribution rights.

On March 2, 2021 the Company sold 814,242 shares of common stock at an average price of $7.83 under the Sales Agreement. The net proceeds to the Company from the offering was approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

The Company has not experienced a direct financial adverse impact of the effects of the Coronavirus (COVID-19) pandemic. However, the pandemic required the Company to reorganize its priorities, because of the impact on the ability to conduct antiviral drug trials for the Company’s then lead program for Shingles drug treatment. While clinical trials were in general adversely affected, the ability to enroll patients into the shingles antiviral drug clinical trial with the desired inclusion criteria became limited due to the widespread coronavirus infection. The shingles clinical trial design and conduct would also become more complex The Company pivoted successfully into rapidly developing a drug to treat SARS-CoV-2 infections, since early days of the pandemic. Two of the Company’s novel drug candidates, NV-CoV-2 and NV-CoV-2-R have reached human clinical readiness status. Of these, the IND-enabling GLP and non-GLP safety/toxicology studies in animal models as well as pre-clinical efficacy studies have been completed for the novel drug candidate NV-CoV-2. The Company is working on IND writing and engaging a Clinical Trials Clinical Research Organization in pursuit of Phase I/II human clinical trials of this drug. The Company is also working on performing clinical trials of this drug outside the USA.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures through October 13, 2023. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible preferred stock.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effect were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares
	For the Years Ended
	June 30, 2022	June 30, 2021
Warrants	9,146	9,146
Options	—	5,000
Total	9,146	14,416

The Company has 484,582 and 371,490 shares of Series A preferred stock outstanding as of June 30, 2022 and 2021, respectively. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2022 and 2021 the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,696,037 and 1,300,215, respectively, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheet and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for but not limited to, accounting for share-based compensation and accounting for income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, the Company considers the principal or most advantageous market in which we would transact and we consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;
●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2022 and 2021.

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

Stock-Based Compensation

The Company follows the provisions of ASC 718 – “Stock Compensation”, which requires the measurement of compensation expense for all shared-based payment awards made to employees, non-employee directors, and non-employees, including employee stock options. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

The fair value of common stock issued as employee and non-employee compensation is the average of the open and close share price on the date the common shares are issued.

The Series A preferred shares are not traded in any market. The assumptions used to determine the fair value of the Series A preferred shares issued as employee and non-employee compensation are presented in Note 10 to the financial statements.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: The expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value of the instruments. The Company uses the simplified method to calculate expected term of share options and similar instruments, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
●	Expected volatility of the Company’s shares and the method used to estimate it: Expected volatility is based on the average historical volatility of the Company’s common stock over the expected term of the option.
●	Expected annual rate of quarterly dividends: The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.
●	Risk-free rate(s): The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, which resulted in no unrecognized tax benefits as of June 30, 2022 and 2021. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations. For the years ended June 30, 2022 and 2021 the Company paid interest to the state of Connecticut of $1,258 and $0, respectively.

Concentrations of Risk

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in FDIC or SIPC insured institutions in excess of federally insured limits under the FDIC. The Company does not believe it is exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASU’s”). There were no recent ASU’s that are expected to have a material impact on the Company’s balance sheets or statements of operations.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

Property and Equipment

	For the Year Ended
	June 30, 2022	June 30, 2021
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment at cost, to the Company	$183,428	$171,668

Accounts Payable- Related Party

As of
June 30, 2022	June 30, 2021

Pursuant to an Exclusive License Agreement entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses it was agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at June 30, 2022 was $679,397 which was offset by a two month advance (see above) of $465,000. Accounts payable due TheraCour at June 30, 2021 was $522,539 which was offset by a two month advance (see above) of $491,000.

$214,397	$31,539

Research and Development Costs Paid to Related Party

	For the Year Ended
	June 30,	June 30,
	2022	2021
Development fees and other costs charged by TheraCour pursuant to the License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2022 and 2021.	$2,369,022	$2,803,827

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a Covid-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $935,088 for the year ended June 30, 2022.

Mortgage Note Payable - Related Party

On December 16, 2019, the Company entered into an Open End Mortgage Note (the “Note”) with Dr. Anil Diwan, the Company’s founder, Chairman, President and CEO, to loan the Company up to $2,000,000 in two tranches of $1,000,000 (the “Loan”). The Note was paid off on December 31, 2020. The Note bore interest at the rate of 12% per annum and was secured by a mortgage granted against the Company’s headquarters. Dr. Anil Diwan received 10,000 shares of the Company’s Series A preferred stock as a loan origination fee which was amortized over the one year term of the loan using the effective interest method. The fair value of the 10,000 shares of the Company’s Series A preferred stock when issued on December 16, 2019 was $39,301. The Series A preferred stock fair value is based on the greater of the i) the converted value to common at a ratio of 1:3.5; or ii) the value of the voting rights since the Holder would lose the voting rights upon conversion. For the assumptions used in calculating the fair value of the preferred shares, the conversion of the shares is triggered by a change of control. Amortization expense on the loan origination fee for the years ended June 30, 2022 and 2021 was $0 and $18,013 respectively. The Company had drawn down $1.1 million of this loan. Interest was payable only on the amount drawn down. The lender had escrowed $132,000 of interest payable pursuant to the Loan. For the years ended June 30, 2022 and 2021, the Company incurred interest expense of $0 and $62,773, respectively, which reduced the interest escrow balance included in prepaid expenses to zero.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30,	June 30,
	2022	2021
GMP Facility	$8,149,416	$8,020,471

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,185,210	5,989,807

Total Property and Equipment	14,658,014	14,333,666

Less Accumulated Depreciation	(5,963,820)	(5,248,765)
Property and Equipment, Net	$8,694,194	$9,084,901

Depreciation expense for the years ended June 30, 2022 and 2021 was $715,055 and $696,268 respectively.

Note 6 – Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	June 30,	June 30,
	2022	2021
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(117,106)	(108,836)
Trademarks and Patents, Net	$341,848	$350,118

Amortization expense amounted to $8,270, and $8,270 for the years ended June 30, 2022 and 2021, respectively.

The Company amortizes its trademarks and patents over their expected original useful lives and,

Amortization expense in future years is as follows:

Years ended June 30,
2023	$8,271
2024	8,271
2025	8,271
2026	8,271
2027	8,271
Thereafter	300,493
Total amortization	$341,848

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	June 30,	June 30,
	2022	2021
Personnel and compensation costs	$38,676	$24,285
Consultant	7,016	—
	$45,692	$24,285

Note 8 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2022 to December 31, 2022 and January 1, 2021 to December 31, 2021. The original loan balances as of January 1, 2022 and January 1, 2021 was $234,198 and $235,476, respectively, payable at the rate of $23,932 and $24,062 monthly including interest at an annual rate of 4.74% and 4.74%, respectively, through October of each year. At June 30, 2022 and June 30, 2021, the loan balance was $94,788 and $95,306, respectively. For the years ended June 30, 2022 and June 30, 2021 the Company incurred interest expense of $5,123 and $4,858, respectively.

Note 9 – Equity Transactions

Fiscal Year Ended June 30, 2022 Transactions

For the year ended June 30, 2022, the Scientific Advisory Board was granted fully vested warrants to purchase 2,288 shares of common stock at exercise prices between $1.46- $5.92 per share expiring in the fiscal year ending June 30, 2026. The fair value of the warrants was $4,215 for the year ended June 30, 2022 and recorded as consulting expense.

For the year ended June 30, 2022, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4
Expected volatility	86.00-91.00%
Expected annual rate of quarterly dividends	0.00%
Risk-free rate(s)	0.62-.2.84%

On September 9, 2021, the Company entered into a Covid-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense of $935,088, which is the fair value at the date of issuance.

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $108,982 during the year ended June 30, 2022, which is the fair value on the date of issuance.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $26,418 during the year ended June 30, 2022, which is the fair value on the date of issuance.

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the converted value to common stock at a ratio of 1:3.5 multiplied by the monthly average of the daily open and close price of the common stock. The conversion of the shares is triggered by a change of control.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $6,768 which was the fair value on the date of issuance.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 38,863 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $108,000, which was the fair value at the dates of issuance.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 17,705 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $52,500, which was the fair value at date of issuance.

For the year ended June 30, 2022, the Company’s Board of Directors authorized the issuance of 16,863 fully vested shares of its common stock with a restrictive legend to satisfy open accounts payable of $35,750 for consulting services. The number of shares issued to settle the accounts payable was calculated using the market price of the common stock on the settlement date.

Fiscal Year Ended June 30, 2021 Transactions

On July 11, 2018 the Board of Directors approved an extension of the employment agreement with Dr. Anil Diwan, the Company’s President. Pursuant to the terms of the employment agreement, the Company’s Board of Directors authorized the issuance of 26,250 of the Company’s Series A preferred stock to Dr. Anil Diwan. The shares vested in one-third increments on June 30, 2019, June 30, 2020 and June 30, 2021 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $182,610 for the year ended June 30, 2021.

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

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The Series A preferred stock fair value is based on the converted value to common stock at a ratio of 1:3.5 multiplied by the monthly average of the daily open and close price of the common stock. The conversion of the shares is triggered by a change of control.

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

Note 10 – Stock Options and Warrants

Stock Options

The following table presents the activity of stock options for the years ended June 30, 2022 and 2021:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
Stock Options	Shares	per share ($)	Term (years)	Value ($)
Outstanding and exercisable at June 30, 2020	5,000	$10.00	1.16	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2021	5,000	$10.00	0.16	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	5,000	—	—	—
Outstanding and exercisable at June 30, 2022	—	$—	—	—

On September 1, 2018, Dr. Taraporewala was appointed as Chief Operating Officer and was granted options to purchase 15,000 shares of Nanoviricides common stock of which 5,000 options were vested and exercisable on September 1, 2018. On January 24, 2019, Dr. Taraporewala resigned as the Chief Operating Officer of the Company and all remaining unvested options were forfeited. The vested options expired on August 31, 2021. See Note 14.

For the years ended June 30, 2022 and 2021, the Company did not recognize compensation expense related to vested options granted to Dr. Taraporewala. As of June 30, 2022, there was no unrecognized compensation cost.

Stock Warrants

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual	Intrinsic
Outstanding and exercisable at June 30, 2020	22,218	$30.82	2.28	$4,533
Granted	2,288	5.26	—	—
Exercised	—	—	—	—
Expired	2,860	34.26	—	—
Canceled	12,500	40.00	—	—
Outstanding and exercisable at June 30, 2021	9,146	$10.80	2.00	$1,943
Granted	2,288	3.68	3.50	—
Exercised	—	—	—	—
Expired	2,288	22.63	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2022	9,146	$6.06	2.00	$238

Of the above warrants; 2,287 expire in fiscal year ending June 30, 2023; 2,287 expire in fiscal year ending June 30, 2024; 2,286 expire in fiscal year ending June 30, 2025 and 2,288 expire in fiscal year ending June 30, 2026

Note 11 – Income Tax Provision

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2022 and 2021 differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 21% respectively as follows:

	For the Year Ended
	June 30,	June 30,
	2022	2021
Federal Statutory Rate	(21.00)%	(21.00)%
Research and Development Credit	8.90%	0.62%
State Tax Rate	(5.93)%	(5.93)%
Stock Based Compensation	—%	—%
Other	2.73%	—%
Valuation Allowance	15.30%	26.31%
Effective Tax Rate	—	—

The significant components of the Company’s deferred tax assets and liabilities at June 30, 2022 and 2021 are as follows:

	June 30,	June 30,
	2022	2021
Net operating loss	$27,127,620	$26,676,579
Research and development credit	7,774,567	7,053,228
Other	1,604,592	1,536,892

Total gross deferred tax assets	36,506,779	35,266,699
Less: valuation allowance	(36,506,779)	(35,266,699)
Net deferred tax asset	$—	$—

At June 30, 2022 and 2021, the Company has recorded a full valuation allowance against its net deferred tax assets of $36,506,779 and $35,266,699, respectively, since in the judgment of management, these assets are not more than likely than not to be realized. The increase in the valuation allowance during the year ended June 30, 2022 was $1,240,080.

As of June 30, 2022, the Company has approximately $100.9 million of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. The aggregate federal net operating losses generated for the years ended June 30, 2022 and 2021 of approximately $16.1 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. Net operating losses generated in years ended June 30, 2018 and prior have a 20-year carryforward and will begin expiring in 2025. As of June 30, 2022 and 2021, research and development credit carryforwards for federal and state purposes are $7,774,567, and $7,053,228, respectively. The state net operating loss and credit carryforwards begin to expire in 2025. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry-forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

The Company does not have any uncertain tax positions at December 31, 2021 and December 31, 2020 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Note 12 – Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

Employment Agreements

The Company and Dr. Anil Diwan, President and Chairman of the Board of Directors, entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Anil Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Anil Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. The extension agreement is renewable annually with consent of the Board of Directors. On September 14, 2021, the Board of Directors agreed to the extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares were deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022. The employment agreement is renewable annually with approval by the Board of Directors. On October 6, 2022, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023.

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

On September 9, 2021, the Company entered into a world-wide, exclusive, sub-licensable, license (“Covid-19 License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat Covid-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront cash payments to TheraCour and agreed to the following milestone payments to TheraCour: (i) the issuance of 100,000 shares of the Company’s Series A preferred stock within 30 days upon execution of this agreement; (ii) the issuance of 50,000 shares of the Company’s Series A preferred stock upon the approval of the Company’s Investigational New Drug (IND) Application or its equivalent by a competent regulatory authority; (iii) $1,500,000 upon initiation of Phase I clinical trials, or its equivalent, for at least one Licensed Product within the field on, or before, three (3) months from the date of the Authority’s acceptance of the IND, or its equivalent; (iv) $2,000,000 in cash upon completion of Phase 1 clinical trials; (v) $2,500,000 in cash upon completion of Phase IIA clinical trials, or, its equivalent; (vi) the issuance of 100,000 shares of the Company’s Series A preferred stock upon the initiation of Phase 3 clinical trials, or, its equivalent, for at least one Licensed Product within the field; and (vii) $5,000,000 in cash, or 500,000 shares of the Company’s Series A preferred stock upon completion of Phase III clinical trials, or its equivalent. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement.

Note 13 - Subsequent Events

On October 6, 2022, NanoViricides, Inc. entered into an Extension Agreement (the “Extension”) of the Employment Agreement with Dr. Anil R. Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2022.The Extension and the Agreement provide Dr. Diwan will continue to serve as the Company’s President until June 30, 2023 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to t Company and the remaining balance to Dr. Diwan’s estate.In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installment commencing on September 30, 2022 and fully vest on June 30, 2023. Dr. Diwan will be eligible to receive severance if he is terminated by the Registrant other than for cause in which event the Registrant shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Registrant may elect to pay such severance compensation in a lump sum or in equal payments over a period of not more than six (6) months.