Form 10-Q
period 2022-09-30
NANOVIRICIDES, INC.
filed 2022-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

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

As of November 14, 2022, there were approximately 11,610,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Balance Sheets

	September 30,	June 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,918,044	$14,066,359
Prepaid expenses	231,557	350,021
Total current assets	13,149,601	14,416,380

PROPERTY AND EQUIPMENT
Property and equipment	14,702,520	14,658,014
Accumulated depreciation	(6,145,155)	(5,963,820)
Property and equipment, net	8,557,365	8,694,194

TRADEMARK AND PATENTS
Trademark and patents	458,954	458,954
Accumulated amortization	(119,173)	(117,106)
Trademark and patents, net	339,781	341,848

OTHER ASSETS
Security deposits	3,515	3,515
Service agreements	32,073	38,925
Other assets	35,588	42,440
Total assets	$22,082,335	$23,494,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loan payable	$23,837	$94,788
Accounts payable	37,690	57,960
Accounts payable – related party	433,119	214,397
Accrued expenses	23,712	45,692
Total current liabilities	518,358	412,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares designated, 495,173 and 484,582 shares issued and outstanding, at September 30, 2022 and June 30, 2022, respectively	495	485
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,610,037 and 11,592,173 shares issued and outstanding, at September 30, 2022 and June 30, 2022, respectively	11,610	11,592
Additional paid-in capital	145,614,690	145,562,124
Accumulated deficit	(124,062,818)	(122,492,176)

Total stockholders' equity	21,563,977	23,082,025

Total liabilities and stockholders' equity	$22,082,335	$23,494,862

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2022	2021
OPERATING EXPENSES
Research and development	$1,112,659	$2,096,920
General and administrative	509,701	515,445

Total operating expenses	1,622,360	2,612,365

LOSS FROM OPERATIONS	(1,622,360)	(2,612,365)

OTHER INCOME (EXPENSE):
Interest income	52,562	188
Interest expense	(844)	(891)

Other expense, net	51,718	(703)

LOSS BEFORE INCOME TAX PROVISION	(1,570,642)	(2,613,068)

INCOME TAX PROVISION	—	—

NET LOSS	$(1,570,642)	$(2,613,068)

Net loss per common share- basic and diluted	$(0.14)	$(0.23)

Weighted average common shares outstanding- basic and diluted	11,592,367	11,515,279

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2022

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	484,582	$485	11,592,173	$11,592	$145,562,124	$(122,492,176)	$23,082,025

Series A preferred stock issued for employee stock compensation	10,591	10	—	—	13,854	—	13,864

Common stock issued for consulting and legal services rendered	—	—	12,710	13	26,987	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	480	—	480

Common shares issued for Directors fees	—	—	5,154	5	11,245	—	11,250

Net loss	—	—	—	—	—	(1,570,642)	(1,570,642)

Balance, September 30, 2022	495,173	$495	11,610,037	$11,610	$145,614,690	$(124,062,818)	$21,563,977

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

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,570,642)	$(2,613,068)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	13,864	32,890
Preferred shares issued pursuant to license agreement	—	935,088
Common shares issued as compensation and for services	38,250	42,000
Warrants granted to Scientific Advisory Board	480	1,352
Depreciation	181,335	174,357
Amortization	2,067	2,067
Changes in operating assets and liabilities:
Prepaid expenses	118,464	111,423
Other assets	6,852	—
Accounts payable	(20,270)	(83,768)
Accounts payable - related party	218,722	673,638
Accrued expenses	(21,980)	(210)

NET CASH USED IN OPERATING ACTIVITIES	(1,032,858)	(724,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(44,506)	(24,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan payable	(70,951)	(71,339)
NET CASH (USED IN) FINANCING ACTIVITIES	(70,951)	(71,339)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,148,315)	(819,883)
Cash and cash equivalents at beginning of period	14,066,359	20,516,677
Cash and cash equivalents at end of period	$12,918,044	$19,696,794
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$844	$892

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2022

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

The Company has several drugs in various stages of early development. COVID-19 has become our lead drug program due to the necessity of responding to the pandemic. The Company has a clinical lead candidate NV-CoV-2 for the treatment of SARS-CoV-2 infection (COVID-19 disease) that has shown excellent effectiveness and safety in pre-clinical studies. IND-enabling studies of NV-CoV-2 have been completed. The Company is working on IND writing and engaging a Clinical Trials Clinical Research Organization in pursuit of Phase I/II human clinical trials of this drug. The Company is also working on performing clinical trials of this drug outside the USA. The Company began development of a drug to treat COVID-19 patients just as the cases of the novel disease were being reported from China. The Company cannot provide a timeline at this point because of external dependencies in the filing of regulatory applications, their approval(s) and beginning of clinical trials. As of September 30, 2022, there is only one antiviral drug (remdesivir) approved, and two non-antibody antiviral drugs (Paxlovid, Pfizer and Molnupiravir, Merck) given Emergency Use Authorization (EUA) by the FDA. Several of previously approved antibody therapies have lost efficacy and their EUAs have been revoked, as the virus mutated and new variants came in the field, as previously predicted by the Company. The antibodies that remain under EUA are expected to lose effectiveness as the virus continues to mutate and new escape variants take over. All of these drug approvals are restricted to specific population subsets, and there is no drug that is generally approved for treatment of COVID-19, particularly for patients with no co-morbidities and not at risk of hospitalization (https://www.fda.gov/drugs/emergency-preparedness-drugs/coronavirus-covid-19-drugs). In addition, there are at least three vaccines licensed in the USA and several more are in use internationally.  Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before escape variants against existing antibodies and vaccines, including the newly introduced Omicron/Original Strain bi-valent vaccines, and therapeutics become commonplace. Thus there is an unmet need that the Company’s broad-spectrum, pan-coronavirus drug NV-CoV-2 is expected to fulfill for therapeutics that the virus would not escape by mutations. Additionally, specific populations such as immune-compromised persons, HIV-positive persons, and others would require therapeutics even if they are fully vaccinated, as the weak immune system in these populations limits the ability of vaccines to protect from COVID-19 infection and disease.

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

Note 2 - Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at September 30, 2022 of approximately $124 million and a net loss of approximately $1.6 million and net cash used in operating activities of approximately $1.0 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2022, the Company had available cash and cash equivalents of approximately $12.9 million.

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

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The accompanying financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2022 filed with the SEC on October 13, 2022.

The June 30, 2022 year-end balance sheet data in the accompanying interim financial statements was derived from the audited financial statements.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 filed on October 13, 2022.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Warrants	8,860	9,146

The Company has 495,173 shares of Series A preferred stock outstanding as of September 30, 2022. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2022, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,733,106, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

	For the three months ended
	September 30,	September 30,
	2022	2021
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost to the Company	$25,876	$19,154

	As of
	September 30,	June 30,
	2022	2022
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at September 30, 2022 and June 30, 2022 were $898,119 and $679,397, respectively, which were each offset by a two month advance of $465,000.

	$433,119	$214,397

	For the three months ended
	September 30,	September 30,
	2022	2021
Research and Development Costs Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2022 and September 30, 2021.	$612,711	$550,034

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $935,088 upon execution of the agreement during the three months ended September 30, 2021.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30,	June 30,
	2022	2022
GMP Facility	$8,168,045	$8,149,416

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,211,087	6,185,210

Total Property and Equipment	14,702,520	14,658,014

Less Accumulated Depreciation	(6,145,155)	(5,963,820)
Property and Equipment, Net	$8,557,365	$8,694,194

Depreciation expense for the three months ended September 30, 2022 and 2021 was $181,335 and $174,357, respectively.

Note 6 - Trademark and Patents

Trademark and patents, stated at cost, less accumulated amortization consisted of the following:

	September 30,	June 30,
	2022	2022
Trademarks and Patents	$458,954	$458,954
Less Accumulated Amortization	(119,173)	(117,106)
Trademarks and Patents, Net	$339,781	$341,848

Amortization expense amounted to approximately $2,067 and $2,067 for the three months ended September 30, 2022 and 2021, respectively.

Note 7 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2022 to December 31, 2022 and January 1, 2021 to December 31, 2021. The original loan balances as of January 1, 2022 and January 1, 2021 were $234,198 and $235,476, respectively, payable at the rate of $23,932 and $24,062 monthly including interest at an annual rate of 4.74% and 4.74%, respectively, through October of each year. At September 30, 2022 and June 30, 2022, the loan balance was $23,837 and $94,788, respectively. For three months ended September 30, 2022 and September 30, 2021 the Company incurred interest expense of $844 and $848, respectively.

Note 8 - Equity Transactions

On September 14, 2022 the Company’s Board of Directors approved the employment extension of Dr. Anil Diwan, President and Chairman of the Board. On October 6, 2022, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $10,930 for the three months ended September 30, 2022. The balance of $32,791 will be recognized as the remaining 7,653 shares vest and service is rendered for the year ended June 30, 2023.

For the three months ended September 30, 2022, the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $2,934 for the three months ended September 30, 2022 related to these issuances.

The fair value of the Series A preferred stock was the following for the dates indicated:

Date	Shares	Fair Value
07/31/2022	10,333	$44,623
08/31/2022	129	1,178
09/30/2022	129	854
	10,591	$46,655

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The conversion of the shares is triggered by a change of control. The valuations of the Series A Convertible preferred stock at each issuance used the following inputs:

a.	The common stock price for the three months ended September 30, 2022 was in the range $1.53 to $3.65. Series A preferred stock issued to employees as compensation, were valued at the common stock price on the date of issuance multiplied by the conversion rate of 3.5.
b.	The conversion value is based on an assumption, for calculation purposes only, of a change in control in 3.5 years from the date of issuance.
c.	28.4% discount for lack of marketability (based upon a call put analysis): 85.12%% historical volatility, 4.16% risk free rate applied to the converted common stock.

The Scientific Advisory Board was granted in August 2022 fully vested warrants to purchase 286 shares of common stock with an exercise price of $3.40 per share expiring in August 2026. The fair value of the warrants was $480 for the three months ended September 30, 2022 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

Expected life (year)	4

Expected volatility	85.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.025%

For the three months ended September 30, 2022, the Company’s Board of Directors authorized the issuance of 12,710 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 for the three months ended September 30, 2022, which is the fair value on the date of issuance.

For the three months ended September 30, 2022, the Company’s Board of Directors authorized the issuance of 5,154 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2022, which is the fair value on the date of issuance.

Note 9 - Stock Warrants and Options

Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2022	9,146	$6.06	2.00	$238

Granted	286	3.40	3.88	—

Expired	(572)	8.16	—	—
Outstanding and exercisable at September 30, 2022	8,860	$5.84	1.94	$152

Of the above warrants 1,716 expire in fiscal year ending June 30, 2023, 2,286 expire in fiscal year ending June 30, 2024, 2,286 warrants expire in the fiscal year ending June 30, 2025, 2,286 warrants expire in the fiscal year ending June 30, 2026, and 286 warrants expire in the fiscal year ending June 30, 2027.

Note 10 - Commitments and Contingencies

Legal Proceedings

There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge no action, suit or proceeding has been threatened against the Company.

Employment Agreements

On September 14, 2022 the Company’s Board of Directors approved the extension of Dr. Diwan’s employment agreement, and on October 6, 2022, the Company and Dr. Diwan executed an extension of his employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023.

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

We have several drugs in our pipeline. Of these, two drugs developed to combat the COVID-19 pandemics, namely NV-CoV-2 and NV-CoV-2-R, are our most advanced drug candidates. We believe that the essential preclinical work including GLP Safety/Toxicology studies has been completed for taking NV-CoV-2 into human clinical trials evaluation. We are working diligently towards the goal of filing an Investigational New Drug Application (IND) for NV-CoV-2 as soon as possible. We are also working towards the goal of starting clinical trials outside of the USA for this drug. We believe that once Phase I clinical trials of NV-CoV-2 are successful, both NV-CoV-2 and NV-CoV-2-R can enter Phase II and further clinical studies. We have successfully made oral formulations of NV-CoV-2 as both (i) NV-CoV-2 Oral “Gummies” and (ii) NV-CoV-2 Oral Syrup. In addition, we have developed the injectable form, (iii) NV-CoV-2 for Injection, Infusion or Inhalation. The other drug, NV-CoV-2-R comprises NV-CoV-2 with remdesivir encapsulated in the belly of the polymeric micelles. The clinical program is expected to start with evaluation of the NV-CoV-2 Oral Syrup and NV-CoV-2 Gummies in adults, with extension to pediatric populations upon success. Clinical Trials of the Injectable NV-CoV-2 are expected to follow thereafter. We will report on these objectives via press releases as meaningful advancements take place.

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

After developing viable drug candidates against COVID-19 in 2020 in a matter of a few months, the Company focused substantially on the COVID-19 drug development, resulting in two drug candidates that are shown to be extremely effective in pre-clinical studies compared to the currently most effective drug, remdesivir, namely NV-CoV-2 and NV-CoV-2-R. Both these drug candidates have demonstrated pan-coronavirus, broad-spectrum effectiveness. This broad-spectrum effectiveness implies that SARS-CoV-2 variants that are continuously generated in the field are quite unlikely to escape either of these two drug candidates.

In contrast, we note that all of the existing antibodies and cocktails with emergency use approvals, including Evusheld, have lost effectiveness against the current SARS-CoV-2 Omicron variants, Paxlovid has been found to be effective only in adults over 65 years of age with co-morbidities, limiting its usefulness. Molnupiravir is a known mutagen and its use is not recommended or severely restricted by international health authorities. Remdesivir is the only FDA approved drug for treating COVID-19. It is only approved for hospitalized patients and requires long, daily infusions, and it has shown only marginal improvements, with reduction in hospital stay of a few days. Its effectiveness is limited by its metabolism. We developed NV-CoV-2-R to successfully improve the PK/PD (pharmacokinetics and pharmacodynamics) of remdesivir, thereby developing a highly active drug that is a potential cure, we believe. Additionally existing vaccines including the newest “bivalent” vaccines are now known to be only marginally effective, although they are still expected to reduce potential COVID-19 hospitalizations and deaths in the expected fall/winter wave that is expected to entail multiple Omicron variants that have already escaped existing antibodies and vaccines.

Thus the world is woefully unprepared for a new SARS-CoV-2 wave, except for the fact that natural immunity and prior vaccine-boosted immunity may afford some protection. The therapeutics and preventatives tools available today are seemingly inadequate, as summarized above, leaving only masking, social distancing, and clean hygiene as the societal tools but no help for the patient who already has the disease. The extremely high infectiveness, of the current Omicron variants implies that even these societal tools would have limited effect unlike with the earlier alpha and delta waves of SARS-CoV-2 wherein lockdowns may have averted substantial spread and thus morbidity and mortality.

The need for the broad-spectrum nanoviricide SARS-CoV-2 drug cannot be overstated in the current circumstances and the present status of the pandemic. As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise.

Thus there is an urgent need for rapid development of broad-spectrum, pan-coronavirus drugs such as NV-CoV-2 and NV-CoV-2-R, and the Company diligently continues to do the best it can with the limited resources at its disposal to meet this challenge in an expeditious manner.

Subsequent to entering NV-CoV-2 into human clinical trials and further advancements towards its commercialization, we plan on undertaking further clinical advancement of our other lead drug candidate, NV-HHV-1 skin cream for the treatment of shingles. The essential preclinical work including GLP Safety/Toxicology studies of NV-HHV-1 was substantially completed previously.

We also have several additional pre-clinical drug development programs including Herpes Simplex Viruses (HSV-1 that causes cold sores, and HSV-2 that causes genital ulcers), HIV/AIDS, Influenza, Adenoviral EKC, Dengue viruses, and Ebola/Marburg, which the Company plans to advance further towards clinical drug candidates as we progress further. Thus, the Company has a strong and broad pipeline that is expected to continue to result in highly effective drug candidates against a number of viral diseases.

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. We are manufacturing the clinical supply of drug substances as well as the oral drug products for NV-CoV-2 at our own facility, simplifying and expediting the cGMP-compliant manufacturing operations. We have the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for Phase I, Phase II and Phase III human clinical trials in the on-going SARS-CoV-2 pandemic for our anti-coronavirus drugs in development, as well as for the anticipated clinical trials of NV-HHV-1 skin cream for the treatment of shingles.

We believe that our platform technology enables development of drugs that viruses would not escape from. In fact, we have successfully screened our COVID-19 drug candidates to be able to protect cells against infection by distinctly different coronaviruses. This broad-spectrum, pan-coronavirus drug development approach was adopted to ensure that our drug candidates should remain effective even as variants of SARS-CoV-2 continue to evolve in the field, just as we had already anticipated at the very beginning of the pandemic.

Additionally, we are the only company that, to the best of our knowledge, is developing antiviral treatments that are designed to (a) directly attack the virus and disable it from infecting human cells, and (b) simultaneously block the reproduction of the virus that has already gone inside a cell. Together, this strategy of a two-pronged attack against the virus, both inside the cell and outside the cell, exemplified by NV-CoV-2-R, can be expected to result in a cure for coronaviruses and other viruses that do not become latent.

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

Our current drug candidates to combat the COVID-19 pandemic are designed to attack not only SARS-CoV-2 and its current and future variants, but also many other coronaviruses, and will be useful even after the pandemic is over, since several coronaviruses are endemic in human populations. SARS-CoV-2 with its variants and substantial penetration into human populations worldwide is on course to become an endemic virus, if it is not endemic already.

Since completing the IND-enabling safety/toxicology studies, the Company has successfully developed orally active formulations of our drug candidates, in an oral syrup form, as well as an oral gummies (“Chewable Gel”) form. We believe that for mild to moderate cases, for pediatric, and older patients, the oral syrup and gummies forms would be highly advantageous over tablets, capsules, injections, infusions, or lung inhalations. The Injectable form is expected to be valuable in the treatment of severe cases. The inhalation form is expected to provide greater benefits to more severe patients by providing high concentration of the drug locally in the lungs where the SARS-CoV-2 viruses cause the most damage. The inhalation form is designed to be delivered by a simple hand-held device as an aerosol.

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

An additional phenomenon called “ADE” poses a threat that should not be overlooked, SARS-CoV-1 was shown to have the potential for “Antibody-Dependent-Enhancement of Disease” (“ADE”). Dengue viruses are particularly known for ADE. When a virus variant or subtype infects persons that have antibodies to a previous virus of the same kind (but not the same) more severely and causing a greater risk of fatalities, it is called ADE. The newly infecting virus essentially uses the antibodies in the patient to hitch a ride to productively infect additional cells that bear receptors for antibodies, because the antibodies are not matched to, and therefore do not effectively block, the new virus, The antibodies in the patient may be because of a prior natural infection, vaccination, or therapeutic usage. Fortunately, as of now, there have been no reports of ADE-causing variants of SARS-CoV-2 to the best of our knowledge. However, such a potential for a next variant of SARS-CoV-2 cannot be ignored because (a) SARS-CoV-1 has already shown such potential, and (b) the Omicron variant and subvariant of SARS-CoV-2 have been productively infecting vaccinated persons, acquiring subsequent additional mutations.

Therefore, the development of highly active antivirals such as NV-CoV-2 and NV-CoV-2-R is of greater importance today than before vaccines were widely deployed.

In addition to NV-CoV-2, the Company are also developing another anti-coronavirus drug candidate, NV-CoV-2-R. This drug candidate is comprised of holding Remdesivir inside our polymeric drug candidate NV-CoV-2 by a process known as encapsulation. Thus NV-CoV-2-R is potentially capable of (1) direct attack on extracellular virus, to break the “re-infection cycle” by virtue of NV-CoV-2, and (2) attack on intracellular reproduction of the virus to break the “replication cycle” as has been validated for remdesivir. If both of these cycles are broken, in theory, it is expected to result in a cure of the virus infection, or at least a substantially strong control of the virus infection. Remdesivir is a challenging drug, because it is rapidly converted by blood and cellular enzymes into a significantly less potent form. It is also almost insoluble in aqueous media. These issues have been cited as possible reasons for differing datasets from clinical trials and clinical usage conducted under different conditions. In randomized controlled clinical trials, Gilead reported that Remdesivir was effective in reducing the hospital stay of COVID-19 patients significantly. However, in analysis of field usage of remdesivir and other clinical trials, the World Health Organization (WHO) reported that Remdesivir was not as effective as was thought based on the clinical trials that led to first its emergency use approval (EUA) followed by full approval (Approval) by the FDA. Remdesivir continues to be the most active antiviral against COVID-19 to be used in hospitalized cases.

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

Recent Developments

We began development of a nanoviricide drug to treat SARS-CoV-2, the virus that causes COVID-19 spectrum of diseases, and has become a historic worldwide pandemic, around January 2020, when the news of cases in China broke out. Since then, the Company has been working diligently on designing, testing, and advancing drug candidates against SARS-CoV-2.

During the three months ended September 30, 2022, we have been compiling and performing medical writings needed for developing an IND application to the US FDA for human clinical trials of NV-CoV-2 in COVID-19 patients. We have scaled up the processes cGMP-compliant for manufacture of the active ingredient (“drug substance”) NV-387 that goes into NV-CoV-2 drug product formulations to approximately 5 Kg final production scale. We have begun manufacture of clinical supply of the drug substance NV-387 at the 5 Kg production scale. It is expected that this amount would be sufficient to treat approximately 1,000 patients, although the actual required dose for efficacy will only be established in clinical trials.

After the active ingredient is made, it has to be formulated into actual drug products for use. We have developed three separate drug product formulations of NV-387: (i) NV-CoV-2 Oral Gummies, a fixed-dose form for use in mild to moderate out-patient treatment; (ii) NV-CoV-2 Oral Syrup, the dosing quantity of which can be adjusted, as is needed in the case pediatric patients (based on body weight); and (iii) NV-CoV-2 Solution (Sterile) for Injection, Infusion, and Inhalation. The injection of sterile solution is expected to be used in moderate to severe out-patient scenario, keeping the patient from hospitalization. The infusion of sterile solution is expected to be used in severe hospitalized cases permitting increased dosing. The inhalation directly into lungs of the same sterile solution using a simple nebulizer is expected to be helpful for in severe cases with lung damage where the drug can be provided directly into the lungs at the site of viral attack for presumably enhanced effect.

We have begun the scale up of cGMP-compliant manufacture of these NV-CoV-2 drug products at our Shelton, CT facility.

The formulated drug product must be suitably packaged for transport and distribution. We have developed the filling and packaging system for our NV-CoV-2 Oral Gummies, which is undergoing testing now. We have also established small-scale operation for filling and packaging of the NV-CoV-2 Oral Syrup into appropriate bottles. We plan on engaging a third party for the filling and packaging operation for the NV-CoV-2 Sterile Solution drug product. We are thus in the process of establishing drug product primary packaging operations at our cGMP-capable facility in Shelton, CT.

Thus NanoViricides is rapidly becoming one of very few small pharma companies that are fully “vertically integrated” (“vertically integrated” refers to having capabilities from R&D to manufacturing and packaging of drug products).

Additionally, we are in the process of preparing the dossiers for submission to regulatory agencies and related activities. We have substantially completed writing of the manufacturing and quality control section as well as the non-clinical IND-enabling studies section of a clinical trial application. We have substantially completed development of a clinical protocol for safety and preliminary efficacy evaluation of NV-CoV-2 in human clinical trials. It is expected that the clinical trial protocol we have developed may be modified by the Clinical Trial Provider contract research organization (CRO). We are in the process of engaging a CRO for US IND filing and clinical trials at present. The CRO will need to complete the writing of the clinical protocol section of the IND. Thereafter we can submit the IND to the US FDA. We also have efforts going on for conducting clinical trials of NV-CoV-2 in other regulatory jurisdictions.

We have previously established that NV-CoV-2 has broad-spectrum activity against many unrelated coronaviruses including SARS-CoV-2 in various assays. The broad-spectrum, pan-coronavirus activity of our drug candidates is important because it provides scientific rationale that as a virus mutates, it would not escape the drug. In addition, we anticipate the drugs the Company develops should work against seasonal or commonly circulating coronaviruses as well as potentially pandemic and pandemic coronaviruses. Antibodies, in contrast tend to be highly specific and are known to fail when the virus mutates. Vaccines are also known to fail when a virus mutates.

We have also previously observed that NV-CoV-2 has demonstrated extremely strong safety in animal studies. These studies were performed in a primate model (cyanomolgus monkeys) as well as murine models (mice and rats). We have performed GLP Safety/Pharmacology studies as well as non-GLP Safety/Toxicology studies to establish the safety of NV-CoV-2 (NV-387) in animal models. We have also found that NV-CoV-2 (NV-387) is non-immunogenic and non-allergenic. Further, it has not caused any hypersensitivity or adverse reactions at injection site or other adverse events in multiple animal studies. NV-CoV-2 (NV-387) was safe and well tolerated at very high dosages in single and multiple-dosing studies below the maximum tolerable dose (MTD) in animal models, based on available data. The maximum tolerable dosage in rats was determined to be 1,500 mg/Kg. Additionally NV-CoV-2 (NV-387) was found to be non-mutagenic and non-genotxic.

We believe that the extremely strong safety we have observed in animal models should be indicative of a strong safety signal anticipated in Phase 1 human clinical trials. Thus we believe that the drug will be safe in human usage.

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

The strong effectiveness of the three drugs NV-CoV-2, NV-CoV-2-R, and Remdesivir against unrelated coronaviruses (namely hCoV-NL63, hCoV-229E, and SARS-CoV-2 pseudovirions) indicates their strong potential for treatment of coronavirus diseases including COVID-19, irrespective of variants or coronavirus types. The broad-spectrum effectiveness of the Company's drug candidates is very important as coronavirus variants that are reported to evade antibodies, potentially causing disease in spite of vaccination, are becoming widespread as the COVID-19 global pandemic is progressing into its third year.

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

In addition, the nanoviricide technology also simultaneously enables attacking the rapid intracellular reproduction of the virus by incorporating one or more active pharmaceutical ingredients (APIs) within the core of the nanoviricide. The Company believes that, to the best of our knowledge, only the nanoviricide(R) technology is capable of both (a) attacking extracellular virus, thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

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

Financial Status

As of September 30, 2022 the Company had approximately $12.9 million in cash and cash equivalents and $8.6 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.52 million. Stockholder’s equity was approximately $21.6 million at September 30, 2022.

During the three-month period ended September 30, 2022, the Company used approximately $1.0 million in cash toward operating activities. The available cash is sufficient for more than twelve months of operations at the current rate of expenditures from the date of filing of this Quarterly Report on Form 10-Q. As our COVID-19 and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that the Company has sufficient funds in hand for initial human clinical trials of NV-CoV-2 at this time. The Company estimates that it will need additional funding to continue further development of its drug candidates through later stages of human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

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

We have recently initiated two new programs in response to public health threats: (a) nanoviricides to treat Poxvirus infections (the Monkeypox epidemic); and (b) nanoviricides to treat enteroviral infections. Enterovirus EV-D68, causes a pediatric disease called acute flaccid myelitis (AFM) that can lead to paralysis (AFP) in a small number of children. The disease incidence appears to peak every two years and has been increasing in the USA. Poliovirus is also an enterovirus, and recently has been detected primarily in New York area. We are engaging these programs in a limited manner at present, and intend to evaluate effectiveness of our existing array of potential drug candidates against these viruses.

After NV-CoV-2 goes into clinical trials, we intend to focus on NV-HHV-1, and develop this drug through initial human clinical trials. We anticipate that, as the NV-HHV-1 drug (skin cream) for Shingles indication goes into human clinical testing, we would develop clinical candidates for topical as well as systemic treatment of HSV-1 “cold sores” and HSV-2 “genital ulcers”. Additional indications for these drug candidates or their derivatives as needed for different routes of administration and other considerations are expected to expand our drug pipeline in the near future. As these programs mature, the Company intends to re-engage its FluCide™ and HIVCide™ programs.

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

NV-HHV-1 is the Company’s lead candidate in the HerpeCide™ Program, with first indication as a Skin Cream for the treatment of Shingles Rash. NV-HHV-1 has consistently shown strong effectiveness as well as safety in human skin-based model of VZV infection. In cell culture studies, it was as much as five times more effective than acyclovir, the current standard of care. Our anti-VZV drug candidates have also shown strong effectiveness in studies involving VZV infection of human skin patches ex vivo. These studies were conducted by Professor Jennifer Moffat at the SUNY Upstate Medical Center in Syracuse, NY, an internationally recognized expert on varicella-zoster virus (VZV) infection, pathogenesis, and anti-viral agent discovery. Some of the earlier work was presented by the Moffat Lab at the 31st International Conference on Antiviral Research held June 11 - June 15, 2018 in Porto, Portugal.

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

The Company is also developing drugs against HSV-1 “cold sores” and HSV-2 “genital ulcers”, both based on the NV-HHV-1 drug candidate, although final clinical candidates are in pre-clinical optimization stage for both of these indications as of now.

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

Limiting initial viral load is expected to minimize the occurrence of such complications, and is also expected to reduce the incidence of post-herpetic-neuralgia (“PHN”). PHN is defined as dermatomal nerve pain that persists for more than 90 days after an outbreak of herpes zoster affecting the same dermatome. Thus, we anticipate that NV-HHV-1 would have significant impact in reducing PHN incidence rates. We anticipate extending the NV-HHV-1 indication to include PHN after obtaining marketing approval for the first indication, namely effect on shingles rash.

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

Manufacturing nanomedicines, especially under cGMP conditions, has been identified as a strong risk, and has led to failure of several nanomedicines programs. NanoViricides co-founder Dr. Anil Diwan and his team have employed considerations for cGMP manufacture of our nanomedicines right from the design, development and optimization of the drug candidates, the polymers and ligands that go into them, as well as the processes employed right from the small research scale to the initial process verification batches. The team has successfully and rapidly translated from the research scale production of several grams drug substance to kg-scale cGMP-compliant manufacture for two different drug candidates, namely NV-HHV-1 and NV-CoV-2 in a very short time span. This includes manufacture of the active ingredient (drug substance), the formulated rug products, and packaged drug products for clinical trials usage. External contract manufacturing organizations would likely have required at least three years to scale up each of these complex products, based on certain discussions we have had.

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

NV-HHV-1 is a broad-spectrum nanomedicine designed to attack herpesviruses that use the HVEM (“herpesvirus entry mediator”) receptor on human cells. This drug candidate is composed of a flexible polymeric micelle “backbone” to which a number of small chemical ligands are chemically attached. The ligands in this case are designed to mimic the binding site of the herpesviruses on HVEM, based on molecular modeling. NV-HHV-1 is expected to bind to VZV (or HSV-1 or HSV-2) virus particle via a number of binding sites (i.e. the ligands), thereby encapsulating the virus particle and destroying its ability to infect human cells. This “Bind, Encapsulate, Destroy” nanoviricide® strategy is distinctly different from the mechanism of action of existing antiviral drugs against VZV, HSV-1, and HSV-2.

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

Management Discussion - Current Drug Development Strategy

During the reported quarter, we have focused on medical writing for an IND application for initiating human clinical trials of our COVID-19 drug candidate NV-CoV-2. We have prioritized our resources with the goal of filing our first IND or an equivalent regulatory submission for performing initial clinical trials of our COVID-19 drug candidates in the shortest possible timeframe.

We believe that our anti-coronavirus drug program could result in a cure for SARS-CoV-2, based on attacking both viral replication and the viral reinfection cycles. In addition to NV-CoV-2, we are developing a next generation nanoviricide in this program, NV-CoV-2-R, that is capable of attacking the virus particle and also is designed to encapsulate and deliver another drug (Remdesivir) to block the intracellular virus replication.

We believe that our anti-herpes drug candidates for the treatment of cold sores and for genital lesions should lead to effective control of the cold sores rapidly, and may also lead to a long lag time before a new recurrence episode occurs. This is because it is believed that recurrence rates increase by virtue of further infection of new nerve endings from the site of the herpesvirus outbreak, which result in additional nerve cells harboring the virus. If this in situ re-infection is limited, which we believe is the primary mechanism of nanoviricide drugs, then it is expected that the number of HSV harboring reservoir cells should decrease, and recurrence rate should go down.

We believe that it will be possible to expand our anti-herpes portfolio in the future to include many other herpes viruses such as cytomegalovirus (CMV), HHV-6A, HHV-6B, KSHV, and Epstein-Barr virus (EBV, cause of mononucleosis, and linked to Multiple Sclerosis and other auto-immune diseases). This would lead to a very large number of therapeutic indications beyond the four or five indications we are currently targeting.

We thus continue to expand our portfolio of opportunities, while also making progress towards the clinical trials stage.

Previously, in the FluCide™ program, we had demonstrated extremely high effectiveness in animal models against two unrelated influenza viruses, namely H1N1 and H3N2. In the HIVCide™ program, in the standard SCID-hy Thy/Liv mouse model of HIV infection, certain of our drug candidates were found to maintain viral load to the same level as an approved triple combination drug therapy, beyond 40 days after the nanoviricide treatment was discontinued, even though the combo therapy was continued daily. We intend to reactivate these programs upon appropriate collaborations or funding. We have also demonstrated preliminary successes in developing drug candidates against Dengue viruses, and Ebola virus, among others.

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

Our Campus in Shelton, CT

Our campus at Shelton, CT, is fully operative. With our R&D discovery labs, Analytical Labs, the Bio labs for virology R&D, the process scale-up production facility, and the cGMP-capable manufacturing facility established at our Shelton campus, we are in a strong position to move our drug development programs into the clinic rapidly. Staff is being trained to achieve full cGMP compliance to support clinical trial manufacture.

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

We plan to produce multiple batches of a drug product. If we are satisfied with such strong reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the FDA.

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

We employ the same team that developed the small-scale synthesis chemistry for translation of those chemical syntheses into clinical-scale manufacturing processes, and also to perform the related chemical engineering, quality control, quality assurance, and regulatory tasks along the way. Because of the small size of our scientific staff, this results in significant serialization of efforts. However, the personnel cost, as well as the time and expense cost of transfer of knowledge and training of a separate dedicated team is minimized because the same expert scientists who have developed the chemistries are also involved in scaling them up into process scale. To enable such extensive multi-tasking, the Company has a continuous training program in place, with both formal and informal components. We believe that this approach helps us keep drug development costs as low as possible.

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

We have established several different types of assays for screening of candidates against Coronaviruses as well as VZV, HSV-1, HSV-2, and Enteroviruses in our lab. We have developed and implemented pseudovirion technology that enables us to develop drugs against BSL3 and BSL4 viruses by using model viruses that display only the glycoprotein of the target BSL3/4 virus on their surface. We have employed this well known methodology in our coronavirus drug development. Our BSL2 Virological capability has been instrumental in our rapid development of potential drug candidates for further investigation towards human clinical trials. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. This has significantly improved our ability of finding highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

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

We have engaged Calvert Labs (now part of Alta Sciences) for core safety/pharmacology studies of our anti-coronavirus drug candidates.

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

We have contracted NorthEast BioLab, Hamden CT, to conduct the bio-analytical studies and facilitate the toxicokinetic analyses of NV-HHV-1. These studies and analyses are part of the required general safety and toxicology studies that will go into an IND Application to the FDA. NorthEast BioLab has already performed the bio-analytical assay development and validation and is in the process of determining the concentrations of NV-HHV-1 in blood samples from the general safety and toxicology studies that are required for IND.

We anticipate completing master services agreements, after performing our due diligence, with additional parties in furtherance of our anti-viral drug development programs.

We have continued to achieve significant milestones in our drug development activities. Our lead program, NV-CoV-2 is in medical writing stage for preparing an IND submission to the US FDA to initiate human clinical trials. Our other lead clinical candidate program, NV-HHV-1 skin cream for the treatment of shingles rash, has substantially completed IND-enabling studies. All of our remaining drug development programs are presently at pre-clinical or advanced pre-clinical stage.

Patents, Trademarks, Proprietary Rights: Intellectual Property

The nanomedicine technologies licensed from TheraCour, which licenses its intellectual property from AllExcel, serve as the foundation for our intellectual property. NanoViricides holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms in perpetuity for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company has previously entered into an Additional License Agreement with TheraCour granting NanoViricides the exclusive licenses in perpetuity for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses.

In addition, on November 1, 2019, the Company entered into a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute drugs that treat VZV infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We were not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of the Company’s Series A preferred stock upon the grant of an IND Application; $1,500,000 in cash upon completion of Phase I Clinical Trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials.

In September 2021, the Company entered into a world-wide, exclusive, sub-licensable, license (“COVID-19 License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement. The Company was not required to make any upfront cash payments to TheraCour and agreed to the following milestone payments to TheraCour: (i) the issuance of 100,000 shares of the Company’s Series A preferred stock within 30 days upon execution of this agreement; (ii) the issuance of 50,000 shares of the Company’s Series A preferred stock upon the approval of the Company’s IND Application or its equivalent by a competent regulatory authority; (iii) $1,500,000 upon initiation of Phase I clinical trials, or its equivalent, for at least one licensed product within-the field on, or before, three (3) months from the date of the authority’s acceptance of the IND, or its equivalent; (iv) $2,000,000 in cash upon completion of Phase 1 clinical trials; (v) $2,500,000 in cash upon completion of Phase IIA clinical trials, or, its equivalent; (vi) the issuance of 100,000 shares of the Company’s Series A preferred stock upon the initiation of Phase 3 clinical trials, or, its equivalent, for at least one licensed product within the field; and (vii) $5,000,000 in cash, or 500,000 shares of the Company’s Series A preferred stock upon completion of Phase III clinical trials, or its equivalent. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement.

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

Patents and other proprietary rights are essential for our operations. If our drugs are protected by a properly designed and enforceable patent, it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology the Company creates. As part of our business strategy, in conjunction with TheraCour, a company controlled by our founder and the holder of the patents underlying our licensed technology, we actively seek patent protection both in the United States and internationally and intend to file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

The Company believes that our drugs by themselves may be eligible for patent protection. The Company, in conjunction with TheraCour, plans on filing patent applications for protecting these drugs when we have definitive results from in vitro or in vivo studies that enable further drug development and IND application filing.

COVID-19 Related Drugs: Patent Coverage and Lifetime

Two International PCT patent applications have been filed relating to the application of the TheraCour polymeric micelle technology to drug development for Coronavirus antiviral drugs including ones for the treatment of COVID-19; PCT/US21/39050 was filed on June 25, 2021. Additionally, PCT/US22/35210 was filed on June 28, 2022, with a request for the same priority date as that of the prior PCT/US21/39050 application. These broad patents cover new compositions of matter, methods of making them (processes), drug formulations, and uses of the articles of manufacture. The patents resulting from these are expected to have expiry dates extending at least into the year 2043, with additional specific extensions possible in various countries based on regulatory extensions for pharmaceutical products. All ensuing patents will be automatically exclusively licensed to NanoViricides for anti-coronavirus drugs pursuant to the “CoV License Agreement”.

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

The previously issued patents have nominal expiry dates in 2026 to 2029. The dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development process, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

The estimated expiry date for HerpeCide patents, if and when issued, would be no earlier than 2040. No patent applications have been filed for the actual drug candidates that the Company intends to develop as drugs as of now. We intend to file the patent application for FluCide and HerpeCide compounds on or about when the drug candidates are entering human clinical trials, depending upon prevailing considerations regarding the confidentiality of the information.

We may obtain patents for our compounds many years before we obtains marketing approval for them. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, the Company may be able to apply for patent term extensions, based on delays experienced in marketing products due to regulatory requirements. There is no assurance the Company would be able to obtain such extensions. The Company controls the research and work TheraCour performs on its behalf and no costs may be incurred without the prior authorization or approval of the Company.

Patents relating to pharmaceutical, biopharmaceutical and biotechnology products, compounds and processes such as those that cover our existing compounds, products and processes and those that the Company will likely file in the future, do not always provide complete or adequate protection. Future litigation or reexamination proceedings regarding the enforcement or validity of our licensor, TheraCour’s existing patents or any future patents, could invalidate TheraCour’s patents or substantially reduce their protection. In addition, the pending patent applications and patent applications filed by TheraCour, may not result in the issuance of any patents or may result in patents that do not provide adequate protection. As a result, we may not be able to prevent third parties from developing the same compounds and products that we have developed or are developing. In addition, certain countries do not permit enforcement of our patents, and manufacturers are able to sell generic versions of our products in those countries.

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

Trademarks

The Company has no registered trademarks.

Analysis of Financial Condition, and Result of Operations

As of September 30, 2022, we had cash and cash equivalents of $12,918,044, prepaid expenses of $231,557 and net property and equipment of $8,557,365. Accounts payable and accrued expenses were $494,521, inclusive of account payables to a related party of $433,119. The accounts payable – related party is net of a two month advance of $465,000. Our liabilities included a third party short term loan payable of $23,837 at September 30, 2022. Stockholders’ equity was $21,563,977 at September 30, 2022.

In comparison, as of June 30, 2022, we had $14,066,359 in cash and cash equivalents, prepaid expenses of $350,021 and $8,694,194 of net property and equipment. Our liabilities at June 30, 2022 were $412,837 including a third party short term loan payable of $94,788, accounts payable of $57,960 payable to third parties and accounts payable to TheraCour of $214,397, net of a two month advance of $465,000.

During the three month period ended September 30, 2022, we used approximately $1.0 million in cash toward operating activities. During the three month period ended September 30, 2021, we used approximately $0.7 million in cash toward operating activities.

The Company believes that its existing resources will be sufficient to fund its planned operations and expenditures for at least the next twelve months from the issuance of these financial statements. However, the Company will need to raise additional capital to fund its long term operations and research and development plans until it generates revenue which reaches a level sufficient to provide self-sustaining cash flows. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company to fund continuing operations. Management believes the Company has sufficient funds in hand for initial human clinical trials of its first drug candidate for the treatment of SARS-CoV-2 infection. The Company estimates that it will need additional funding to continue further development of its drug candidates through later stages of human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

Management believes the Company will have to raise additional capital to fund and perform additional projected work and subsequent anticipated IND filings of human clinical trials of its HerpeCide program drug candidates.

The Company does not currently have any revenue. All of the Company’s products are in the development stage and require successful development through regulatory processes before commercialization. We have historically generated funding through the issuances of debt and private placement of common stock and also the sale of our registered securities. The Company does not currently have any long-term debt. We have not generated any revenues and we may not be able to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

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

Results of Operations

The Company is a biopharmaceutical company and did not have any revenue for the three month period ended September 30, 2022.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2022 decreased $984,261 to $1,112,659 from $2,096,920 for the three months ended September 30, 2021. The decrease in the cost of research and development expenses for the three months ended September 30, 2022 is primarily due to a milestone payment in the prior year of 100,000 shares of the Company’s Series A preferred stock, with a fair value of approximately $935,000 issued to TheraCour upon execution on September 9, 2021 of an exclusive license agreement for the sale of drugs to treat COVID-19 infections using TheraCour’s technology, and a decrease in outside lab expenses and professional fees.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2022 decreased $5,744 to $509,701 from $515,445 for the three months ended September 30, 2021. The decrease in general and administrative expenses during the three months ended September 30, 2022 compared to the prior period resulted primarily from decreases in professional fees and in operating expenses in general.

Interest Income – Interest income for the three months ended September 30, 2022 increased $52,374 to $52,562 from $188 for the three months ended September 30, 2021. The increase in interest income for the three months ended September 30, 2022 is due to an increase in interest rates.

Interest Expense – Interest expense decreased $47 to $844 for the three months ended September 30, 2022 from $891 for the three months ended September 30, 2021. The decrease in interest expense for the three months ended September 30, 2022 is a result of a lower open balance of the Company’s loan payable.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended September 30, 2022, the Company had a net loss of $(1,570,642) or $(0.14) per share compared to a net loss of $(2,613,068) or $(0.23) per share for the three months ended September 30, 2021. The decrease in the net loss for the three months ended September 30, 2022 is attributable to the factors discussed above.

Liquidity and Capital Reserves

The Company had cash and cash equivalents of $12,918,044, and prepaid expenses of $231,557 as of September 30, 2022 and accounts payable, loan payable, and accrued expenses were $518,358, inclusive of accounts payable of $433,119 to a related party as of the same date. The accounts payable – related party is net of a two month advance of $465,000. Since inception, the Company has expended substantial resources on research and development. Consequently, we have sustained substantial losses. The Company has an accumulated deficit of $124,062,818 at September 30, 2022. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. On July 31, 2020, the Company entered into an At The Market (“ATM”) Sales Agreement with B. Riley Securities, Inc., pursuant to which the Company may offer and sell, from time to time, through or to B. Riley Securities, Inc., shares of common stock having an aggregate offering price of up to $50 million. To date the Company has sold 814,242 shares for approximately $6.4 million under the ATM Sales Agreement. Subject to the Company meeting certain requirements and market conditions, the Company could offer additional shares for sale under the ATM Sales Agreement. In addition, the Company believes that it has several important milestones that it anticipates achieving in the ensuing year. Management believes that assuming it achieves these milestones, the Company would likely experience improvement in the liquidity of the Company’s stock, and would eventually improve the Company’s ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September 30, 2022.

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

As of September 30, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2022. The material weakness in internal control over financial reporting resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. This material weakness remains unremediated as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have begun to implement changes in our internal control over financial reporting to address the material weakness described above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2022 the Company’s Board of Directors approved the employment extension of Dr. Anil Diwan, President and Chairman of the Board. On October 6, 2022, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023.

For the three months ended September 30, 2022, the Company’s Board of Directors authorized the issuance of 387 fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $2,934 for the three months ended September 30, 2022 related to these issuances.

During the three months ended September 30, 2022, the Scientific Advisory Board was granted in August 2022 fully vested warrants to purchase 286 shares of common stock with an exercise price of $3.40 per share expiring in August 2026. The fair value of the warrants was $480 for the three months ended September 30, 2022 and was recorded as consulting expense.

For the three months ended September 30, 2022, the Company’s Board of Directors authorized the issuance of 12,710 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 for the three months ended September 30, 2022.

For the three months ended September 30, 2022, the Company’s Board of Directors authorized the issuance of 5,154 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2022.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 14, 2022	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 14, 2022	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)