Form 10-Q
period 2023-03-31
NANOVIRICIDES, INC.
filed 2023-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of May 15, 2023 there were approximately 11,666,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	March 31,	June 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,650,958	$14,066,359
Prepaid expenses	280,117	350,021
Total current assets	9,931,075	14,416,380

Property and equipment, net	8,290,895	8,694,194

Intangible assets, net	335,646	341,848

OTHER ASSETS
Service agreements	19,183	38,925
Security deposits	—	3,515
Other assets	19,183	42,440
Total assets	$18,576,799	$23,494,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,695	$57,960
Accounts payable – related party	243,881	214,397
Loan payable	—	94,788
Accrued expenses	42,168	45,692
Total current liabilities	348,744	412,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares designated, 497,287 and 484,582 shares issued and outstanding, at March 31, 2023 and June 30, 2022, respectively	497	485
Common stock, $0.001 par value; 150,000,000 shares authorized, 11,666,471 and 11,592,173 shares issued and outstanding, at March 31, 2023 and June 30, 2022, respectively	11,666	11,592
Additional paid-in capital	145,726,648	145,562,124
Accumulated deficit	(127,510,756)	(122,492,176)

Total stockholders' equity	18,228,055	23,082,025

Total liabilities and stockholders' equity	$18,576,799	$23,494,862

See accompanying notes to the condensed financial statements

Nanoviricides, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
OPERATING EXPENSES
Research and development	$1,196,094	$1,255,074	$3,479,463	$4,613,302
General and administrative	614,647	532,801	1,787,632	1,707,514

Total operating expenses	1,810,741	1,787,875	5,267,095	6,320,816

LOSS FROM OPERATIONS	(1,810,741)	(1,787,875)	(5,267,095)	(6,320,816)

OTHER INCOME (EXPENSE)
Interest income	107,937	—	249,453	—
Interest expense	—	(4,789)	(938)	(6,050)

Other (expense) income, net	107,937	(4,789)	248,515	(6,050)

LOSS BEFORE INCOME TAX PROVISION	(1,702,804)	(1,792,664)	(5,018,580)	(6,326,866)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(1,702,804)	$(1,792,664)	$(5,018,580)	$(6,326,866)

Net loss per common share- basic and diluted	$(0.15)	$(0.16)	$(0.43)	$(0.55)

Weighted average common shares outstanding- basic and diluted	11,636,041	11,540,296	11,612,735	11,527,069

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the nine months ended March 31, 2023

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	484,582	$485	11,592,173	$11,592	$145,562,124	$(122,492,176)	$23,082,025

Series A preferred stock issued for employee stock compensation	10,591	10	—	—	13,854	—	13,864

Common stock issued for consulting and legal services rendered	—	—	12,710	13	26,987	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	480	—	480

Common shares issued for Directors fees	—	—	5,154	5	11,245	—	11,250

Net loss	—	—	—	—	—	(1,570,642)	(1,570,642)

Balance, September 30, 2022	495,173	$495	11,610,037	$11,610	$145,614,690	$(124,062,818)	$21,563,977

Series A preferred stock issued for employee stock compensation	387	—	—	—	13,055	—	13,055

Common stock issued for consulting and legal services rendered	—	—	17,366	17	26,983	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	223	—	223

Common shares issued for Directors fees	—	—	7,173	7	11,243	—	11,250

Net loss	—	—	—	—	—	(1,745,134)	(1,745,134)

Balance, December 31, 2022	495,560	$495	11,634,576	$11,634	$145,666,194	$(125,807,952)	$19,870,371

Series A preferred stock issued for employee stock compensation	1,727	2	—	—	17,231	—	17,233

Common stock issued for consulting and legal services rendered	—	—	19,983	20	26,980	—	27,000

Common stock issued for employee compensation	—	—	3,572	4	4,818	—	4,822

Warrants issued to Scientific Advisory Board	—	—	—	—	183	—	183

Common shares issued for Directors fees	—	—	8,340	8	11,242	—	11,250

Net loss	—	—	—	—	—	(1,702,804)	(1,702,804)

Balance, March 31, 2023	497,287	$497	11,666,471	$11,666	$145,726,648	$(127,510,756)	$18,228,055

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

See accompanying notes to the financial statements

Nanoviricides, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,018,580)	$(6,326,866)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	44,152	105,658
Preferred shares issued pursuant to license agreement	—	935,088
Common shares issued as compensation and for services	119,572	129,018
Warrants granted to Scientific Advisory Board	886	3,781
Depreciation	552,445	529,167
Amortization	6,202	6,202
Changes in operating assets and liabilities:
Prepaid expenses	69,904	204,118
Other assets	23,257	(45,702)
Accounts payable	4,735	(77,029)
Accounts payable - related party	29,484	42,048
Accrued expenses	(3,524)	967

NET CASH USED IN OPERATING ACTIVITIES	(4,171,467)	(4,493,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(149,146)	(248,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan payable	(94,788)	(164,599)
Deferred financing costs	—	(37,408)
NET CASH (USED IN) FINANCING ACTIVITIES	(94,788)	(202,007)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,415,401)	(4,944,543)
Cash and cash equivalents at beginning of period	14,066,359	20,516,677
Cash and cash equivalents at end of period	$9,650,958	$15,572,134
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$938	$3,488
Non-Cash Financing and Investing Activities:
Directors and Officers Insurance financed through loan	$—	$234,198

See accompanying notes to the condensed financial statements

NANOVIRICIDES, INC.

March 31, 2023

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a clinical stage nano-biopharmaceutical company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology. NanoViricides possesses its own state of the art facility that supports research and development and drug discovery, drug candidate optimization, cGMP-compliant drug substance manufacturing, cGMP-compliant manufacturing and packaging of drug products for human clinical trials, and early commercialization.

The Company has several drugs in various stages of development. The Company’s lead drug candidate for the treatment of COVID, NV-CoV-2, is about to enter into Phase1a/1b human clinical trials sponsored by our licensee and collaborator in India, Karveer Meditech, Pvt. Ltd (see below). It has shown strong effectiveness and safety in pre-clinical studies. NV-CoV-2 mechanism of action is orthogonal and complementary to that of the existing therapeutics, enabling combination therapy with the existing drugs in the market.

The Company has also initiated additional drug programs to expand the repertoire of drugs based on NV-387, the active pharmaceutical ingredient contained in the COVID drug product NV-CoV-2. These programs include drug development for the treatment of MPOX virus infection (mpox and smallpox family of viruses) and for the treatment of Respiratory Syncytial Virus (RSV) infection. The Company anticipates that by leveraging NV-387 developments, the regulatory process for resulting drug candidates, if any, would be substantially faster than for de novo development.

Additionally, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans on taking NV-HHV-1 into human clinical trials, and further develop the HerpeCide™ program after clinical trials of NV-CoV-2. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. The Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced pre-clinical studies and are expected to follow the shingles drug candidate into human clinical trials. In addition, the Company has drugs in development against all influenzas in its FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which the Company has broad, exclusive licenses. The licenses are to entire fields and not to specific compounds. In all, the Company has exclusive, worldwide licenses for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus, Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis virus, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes (restated), VZV infections, and SARS-CoV-2 infections. In all cases, the discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour, a related party substantially owned by Dr. Anil Diwan, under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour. Milestone payments were made or are specified in certain of the license agreements, details of which have been disclosed at the time the agreements were entered into. The Company negotiates and licenses specific verticals of therapeutic applications from TheraCour if promising drug candidates are found in early research and development against a virus target. TheraCour has not denied any such licenses when requested.

The Company’s business plan is based on developing the drug candidates into regulatory approvals, and partnering and sub-licensing for commercialization of the drugs whenever possible.

The Company has licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to Karveer Meditech, Private. Limited. (“Karveer”), a company of which Dr. Anil R. Diwan is a passive investor, and Board Member without possessing operating control. Karveer has sponsored NV-CoV-2 for human clinical trials and has obtained regulatory approvals in India. Karveer has retained a local Clinical Research Organization (CRO) to conduct the clinical trials. NV-CoV-2, is about to enter into Phase1a/1b human clinical trials in India, sponsored by Karveer. We are awaiting notification of start of the clinical trial from Karveer. The drug products, NV-CoV-2 Oral Syrup, and NV-CoV-2 Oral Gummies, were manufactured at the Company’s Shelton campus, and have already been shipped to and received by Karveer. Under the agreement with Karveer, the Company will pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive royalties from Karveer equal to 70% of sales to unaffiliated third parties.

Note 2 - Liquidity

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at March 31, 2023 of approximately $127.5 million and a net loss of approximately $5.0 million and net cash used in operating activities of approximately $4.2 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2023, the Company had available cash and cash equivalents of approximately $9.7 million.

Since the onset of the COVID-19 pandemic, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the COVID-19 drug candidate against SARS-CoV-2 into human clinical trials. The prior lead program for a shingles drug will follow the COVID-19 drug program.

The Company believes that it has several important milestones, including Phase 1 and Phase II clinical trials for the Company’s broad-spectrum, pan-coronavirus drug NV-CoV-2, that should occur in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue that reaches a level sufficient to provide self-sustaining cash flows. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

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

The following table shows the number of outstanding potentially dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Warrants	8,290	9,146	8,290	9,146

The Company has 497,287 shares of Series A preferred stock outstanding as of March 31, 2023. Only in the event of a “change of control” of the Company is each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2023, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,704,505, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

Karveer Meditech, Pvt., Ltd	An entity of which Dr. Anil R. Diwan is a passive investor, and Board member without operating control.

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$—	$39,324	$29,369	$120,041

	As of
	March 31,	June 30,
	2023	2022
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at March 31, 2023 and June 30, 2022 were $708,881 and $679,397, respectively, which were each offset by a two month advance of $465,000.

	$243,881	$214,397

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Research and Development Costs Related Party

Development fees and other costs charged by to TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2023 and June 30, 2022	$622,016	$587,239	$1,867,974	$1,754,143

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $935,088 upon execution of the agreement during the nine months ended March 31, 2022.

License Agreement  – Related Party

On March 27, 2023 the Company entered into a License Agreement with Karveer Meditech, Pvt., Ltd., India, (Karveer) wherein the Company granted to Karveer a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. Karveer has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. Karveer shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, Karveer will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30)% of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, Karveer will pay the Company a royalty of seventy (70)% percent of the final invoiced sales to unaffiliated third parties. No amounts are due to Karveer as of March 31, 2023.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31,	June 30,
	2023	2022
GMP Facility	$8,168,045	$8,149,416

Land	260,000	260,000

Office Equipment	57,781	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,315,727	6,185,210

Total Property and Equipment	14,807,160	14,658,014

Less Accumulated Depreciation	(6,516,265)	(5,963,820)
Property and Equipment, Net	$8,290,895	$8,694,194

Depreciation expense for the three months ended March 31, 2023 and 2022 was $186,255 and $179,492, respectively, and for the six months ended March 31, 2023 and 2022 was $552,445 and $529,167, respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	March 31, 2023	March 31, 2023	Total	June 30, 2022	June 30, 2022	Total
	Finite Lived	Indefinite Lived	March 31,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2023	Intangible Assets	Intangible Assets	2022
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(123,308)	—	(123,308)	(117,106)	—	(117,106)
Intangible Assets, Net	$30,085	$305,561	$335,646	$32,287	$305,561	$341,848

Amortization expense amounted to $2,067 and $2,067 for the three months ended March 31, 2023 and 2022, respectively, and for the nine months ended March 31, 2023 and 2022 were $6,202 and $6,202, respectively.

NanoViricides, Inc.’s intangible assets include acquired licenses and capitalized patent costs representing legal fees associated with filing patent applications. Intangible assets with finite lives, licenses and patent costs, are amortized using the straight- line method over the estimated economic lives of the assets, which range from seventeen to twenty years. The Company’s intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Intangible assets determined to have indefinite useful lives, primarily patent costs, are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company accounts for patent costs in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 350-30, General Intangibles Other than Goodwill. The Company will begin amortizing the patent costs when they are brought to the market or otherwise commercialized.

The Company does assess the recoverability of intangible assets with indefinite lives annually in the fourth quarter of each fiscal year, or more often if indicators warrant, by determining whether the fair value of each of the intangible assets, as a unit, supports its carrying value. In accordance with ASC 350, each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each license is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

Note 7 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the periods January 1, 2022 to December 31, 2022 and January 1, 2021 to December 31, 2021. The original loan balances as of January 1, 2022 and January 1, 2021 were $234,198 and $235,476, respectively, payable at the rate of $23,932 and $24,062 monthly including interest at an annual rate of 4.74% and 4.74%, respectively, through October of each year. At March 31, 2023 and June 30, 2022, the loan balance was $0 and $94,788, respectively. For the three and nine months ended March 31, 2023, the Company incurred interest expense of $0 and $938, respectively. For the three and nine months ended March 31, 2022, the Company incurred interest expense of $2,502 and $3,445, respectively. For the period January 1, 2023 to December 31, 2023 the Company did not finance its Directors and Officers liability insurance.

Note 8 - Equity Transactions

On September 14, 2022 the Company’s Board of Directors approved the employment extension of Dr. Anil Diwan, President and Chairman of the Board. On October 6, 2022, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $10,930 and $32,790 for the three and nine months ended March 31, 2023, respectively. The balance of $10,931 will be recognized as the remaining 2,551 shares vest and service is rendered for the three months ended June 30, 2023.

For the three and nine months ended March 31, 2023, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $6,303 and $11,362, respectively for the three and nine months ended March 31, 2023 related to these issuances.

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

The Scientific Advisory Board was granted in August 2022 fully vested warrants to purchase 286 shares of common stock with an exercise price of $3.40 per share expiring in August 2026 and in November 2022 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.09 per share expiring in November 2026 and in February 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.79 per share expiring in February 2027. The fair value of the warrants was $183 for the three months ended March 31, 2023 and $886 for the nine months ended March 31, 2023 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	57.19-85.12%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.025-4.195%

For the three and nine months ended March 31, 2023, the Company’s Board of Directors authorized the issuance of 19,983 and 50,039, respectively, fully vested shares of the Company’s common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $81,000, respectively, for the three and nine months ended March 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and nine months ended March 31, 2023, the Company’s Board of Directors authorized the issuance of 8,340 and 20,667, respectively, fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 and $33,750 for the three and nine months ended March 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2022	9,146	$6.06	2.00	$238

Granted	858	2.43	3.63	—

Expired	(1,714)	8.64	—	—
Outstanding and exercisable at March 31, 2023	8,290	$5.16	1.84	$—

Of the outstanding warrants at March 31, 2023, 570 expire in fiscal year ending June 30, 2023, 2,287 expire in fiscal year ending June 30, 2024, 2,287 warrants expire in the fiscal year ending June 30, 2025, 2,288 warrants expire in the fiscal year ending June 30, 2026, and 858 warrants expire in the fiscal year ending June 30, 2027.

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

Employment Agreements

As discussed in Note 8, On September 14, 2022 the Company’s Board of Directors approved the extension of Dr. Diwan’s employment agreement, and on October 6, 2022, the Company and Dr. Diwan executed an extension of his employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023.

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

On March 27, 2023 the Company entered into a License Agreement with Karveer Meditech, Pvt., Ltd., India, (Karveer) wherein the Company granted to Karveer a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. Karveer has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. Karveer shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, Karveer will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty percent (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, Karveer will pay the Company a royalty of seventy (70)% percent of the final invoiced sales to unaffiliated third parties. No amounts were owed to Karveer as of March 31, 2023.

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

Since September 25, 2013, the Company’s common stock trades on the New York Stock Exchange American under the symbol, “NNVC”.

The Company is a clinical stage company with several drugs in various stages of clinical and pre-clinical development. To date, we do not have any commercialized products. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and also seek to do so through an in-licensing strategy. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

An Overview of Our Drug Pipeline

We have several drugs in our pipeline. Our lead clinical stage drug is NV-CoV-2 for the treatment of COVID and potentially the residual virus cases of “long COVID”. NV-387, our broad-spectrum antiviral nanoviricide agent, is the active ingredient in NV-CoV-2. We are also developing, on our own, NV-CoV-2-R, a drug that is a potential cure for all coronaviruses, based on the broad-spectrum activity of its two ingredients, NV-387 and Remdesivir. The latter is the well-known antiviral drug from Gilead which we have shown to be considerably improved upon encapsulation within NV-387.

Additionally, we have completed safety/pharmacology studies of our drug to treat Shingles rash, NV-HHV-1, formulated as a skin cream, which we plan to advance into clinical trials following NV-CoV-2 and NV-CoV-2-R.

Further, we are exploring a breadth of additional applications of NV-CoV-2 and NV-CoV-2-R to other viral infections including respiratory viruses such as RSV (respiratory syncytial virus) and others, as well as mpox and smallpox family viruses, with dual importance for biodefense and public health, in order to maximize the utility and benefits from these two drugs and to maximize the return on investments.

Moreover, we have built a portfolio of pre-clinical stage drug candidates against a number of diseases. Of these, our HerpeCide drug program is the most advanced. We believe we have drug candidates based on NV-HHV-1 that have shown strong benefits in pre-clinical studies for the treatment of HSV-1 and HSV-2 infections. We are also working on many other programs of antiviral drug developments including HIV, Influenza, Dengue viruses, Ebola and Marburg viruses, to name a few.

Currently we are completely focused on clinical trials of NV-CoV-2 for the treatment of COVID and the expansion of the range of antiviral applications of its active ingredient, NV-387.

We believe that in the future, with appropriate support, we will be in a position to deliver a novel or in-pipeline antiviral drug to combat a future epidemic in a much shorter timeframe than what was possible for us in the COVID pandemic. We have demonstrated with NV-CoV-2 the rapid drug development capabilities of our platform technology, going from discovery to clinical drug product in about 18 months for our COVID developments, although engagement into clinical trials has taken a long time. This delay has been due to internal limitations on the number of Company personnel, financing, and internal regulatory function capabilities, factors that can be corrected with appropriate financial support.

We now have a panel of a number of antiviral drugs that we keep adding to and that we can rapidly screen for any new virus to discover a potentially highly active drug possibly in a much shorter time frame than what was needed for our COVID drug development.

Our capabilities in manufacturing clinical drug product are now well established. Further, we have developed, and plan on adding to, our internal regulatory expertise. Thus, our capabilities in effective antiviral drug development are now substantially improved.

We are now a clinical stage innovative drug development company, advancing from the research and development (“R&D”) stage into regulatory development of our drug candidates towards commercialization. We have been executing rapidly and efficiently, as well as in a cost-effective and productive manner, resulting in advancing our first drug candidate, NV-CoV-2 into human clinical trials. We believe that taking our first drug candidate into initial human clinical trials is a very important milestone in that it essentially validates our entire platform technology as being capable of producing drug candidates worthy of human clinical trials, and potentially of success in those clinical trials.

Our Pan-Coronavirus Drug Candidates: NV-CoV-2 In Clinical Trials

Our lead drug candidate NV-CoV-2 is a broad-spectrum, pan-coronavirus drug for the treatment of COVID. NV-CoV-2 is about to enter into Phase Ia/Ib human clinical trials sponsored by our licensee and collaborator in India, Karveer Meditech, Pvt. Ltd (see below). We await notification of the start of the clinical trials. NV-CoV-2 has shown strong effectiveness and safety in pre-clinical studies.

NV-CoV-2 contains the active ingredient NV-387, which is a “nanoviricide” with a mechanism of action that is orthogonal and complementary to that of the existing therapeutics (see below).

We are developing a broad-spectrum antiviral drug candidate, NV-CoV-2, where the potential for escape of virus variants is minimized by the very design of the drug for the treatment of COVID infected sick persons. In contrast, vaccines are not treatments for sick persons, and must be administered to healthy individuals, and further require several weeks for the recipient’s immune system to become capable of protecting against the target virus strain. Variants have readily developed that are capable of infecting vaccinated persons although it is believed that vaccinated persons have a low risk of death from COVID-19 compared to unvaccinated persons.

We have successfully developed NV-CoV-2 formulations for different severities of the disease, including (i) NV-CoV-2 Oral “Gummies” and (ii) NV-CoV-2 Oral Syrup, to treat mild to moderate disease, and (iii) NV-CoV-2 for Injection, Infusion or Inhalation for hospitalized patients with severe disease including the direct-lung-inhalation for severe lower lung disease, thus covering the entire disease severity spectrum.

The clinical trials program for NV-CoV-2 is starting with the evaluation of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies in adults, which we plan to extend to pediatric populations upon successful results. Clinical trials of the Injectable Formulation of NV-CoV-2 are expected to follow thereafter. We will report on these objectives via press releases as meaningful advancements take place.

Additionally, we are also developing NV-CoV-2-R as a broad-spectrum, pan-coronavirus drug that is designed to block the complete lifecycle of coronaviruses and therefore is anticipated to be a potential cure for all coronavirus infections (see below). NV-CoV-2-R comprises NV-387 with Remdesivir encapsulated in the belly of the polymeric micelles of NV-387.

We believe that once the Phase I studies of NV-CoV-2 are completed, both NV-CoV-2 and NV-CoV-2-R will be eligible for Phase II studies. Remdesivir® (Gilead) is currently the only fully approved drug for treatment of COVID, but is limited to the treatment of hospitalized patients only and requires infusion therapy.  At present we are continuing to develop NV-CoV-2-R independently of Gilead.

Both NV-CoV-2 and NV-CoV-2-R have demonstrated pan-coronavirus, broad-spectrum effectiveness in pre-clinical studies. This broad-spectrum effectiveness indicates that SARS-CoV-2 variants that are continuously generated in the field are quite unlikely to escape either of these two drug candidates.

In contrast, we note that all of the existing antibodies and cocktails with emergency use approvals, including Evusheld, have lost effectiveness and have lost their emergency use authorizations (EUA) against the current SARS-CoV-2 Omicron variants. Paxlovid has limited application as it has been found to be effective only in adults over 65 years of age with co-morbidities, and its composition further limits its usefulness due to side effects and interactions with other drugs commonly taken by persons with co-morbidities. Molnupiravir is a known mutagen and its use is not recommended or severely restricted by international health authorities. Remdesivir is the only FDA approved drug for treating COVID, but it is only approved for hospitalized patients; it requires long, daily infusions, and clinically it has shown only marginal improvements, with reduction in hospital stay of a few days.

Thus NV-CoV-2 is poised to meet the unmet medical need of a highly effective and safe drug to treat COVID, and potentially long COVID with residual virus, that would be useable in all segments of patient populations, from children to otherwise healthy patients to older patients and patients with co-morbidities.

Exploring Additional Applications of NV-387 to Maximize Return on Investments and to Fulfill Unmet Medical Needs

We anticipate that the active pharmaceutical ingredient of NV-CoV-2, namely NV-387, may have significantly broader spectrum of antiviral effectiveness than the coronavirus family alone, based on its design. NV-387 has been found to have broad-spectrum activity against all of the tested seasonal coronaviruses and SARS-CoV-2 in pre-clinical studies. This activity is thought to be because NV-387 was designed to mimic a well-known feature on human cell surfaces, called “sulfated proteoglycans” that a large number of virus families bind to as the first step in infecting a cell (reviewed in 1). Therefore, it can be anticipated that NV-387 may possess antiviral activity against many other virus families in addition to coronaviruses that warrants further clinical development against those virus families.

Antibiotics such as penicillin attack the bacterial surface and thereby kill the bacteria. Similarly, NV-387 is designed to attack the viral surface and destroy the virus particle. Similar to antibiotics that possess a broad-spectrum to treat bacterial infections, NV-387 could be a much needed broad-spectrum, direct acting, antiviral agent to treat multiple different viral infections.

Having a safe and effective broad-spectrum antiviral agent such as NV-387 in hand would help combat future viral infection epidemics before they expand. This strategy should form a backbone of pandemic preparedness strategy, rather than reliance on vaccines and antibodies that have now been proven to be of limited durable utility.

1 Cagno V, Tseligka ED, Jones ST, Tapparel C. Heparan Sulfate Proteoglycans and Viral Attachment: True Receptors or Adaptation Bias? Viruses. 2019 Jul 1;11(7):596. doi: 10.3390/v11070596. PMID: 31266258; PMCID: PMC6669472.

NV-387 further offers an additional strategy for developing antivirals, that of enhancing and supplementing activity of known drugs by virtue of encapsulation within the polymeric micelles of NV-387. We have demonstrated this capability successfully with the development of NV-CoV-2-R. This encapsulation strategy is applicable to other viruses as well and may result in potential cures for viruses that do not become latent in the body.

Once NV-387 successfully undergoes Phase 1 Safety Clinical Trials, further applications of NV-387 to treat other viral infections would be eligible to directly proceed to Phase 2 Efficacy Clinical Trials in many cases, subject to regulatory approvals. This would save us a substantial amount of time and money investment to bring additional drugs against other viruses based on this platform forward towards approval, significantly improving the return on investment.

To this end, we have undertaken pre-clinical studies of NV-387 against a number of other virus families of interest. As previously announced, due to the public health threat posed by mpox, we began working on poxvirus family therapeutics based on NV-387. Further, we are also working on Respiratory Syncytial Virus (RSV), and plan to work on other viruses that cause lung infections, such as parainfluenza virus, and human metapneumovirus. We plan to continue to add to this list with both internal and external efforts. Some of the other important viruses that are known to bind to sulfated proteoglycans include chickengunya virus (CHKV), human papillomavirus (HPV), Ebola and Marburg viruses (EBOV, MARV), Hendra and Nipah viruses, Rabies virus, Norovirus, and Rhinoviruses. There are no safe and effective treatments for most of these viruses at present and thus there is an unmet medical need for safe and effective antiviral drugs to combat their infections.

The COVID Pandemic has Brought Change and NV-CoV-2 is Expected to Fulfill the Unmet Medical Need of this New Scenario.

Even as U.S. President Joe Biden on April 10, 2023, signed a resolution to end the COVID-19 national emergency, SARS-CoV-2 continues to claim a substantial number of lives, with a decreasing trend from over 1,700 per the week of April 5, 2023 to 1,160 the week of April 19, 2023 and is still causing a substantial number of hospitalizations in the USA alone, in what is currently a “non-wave” period, as per CDC data tracker (https://covid.cdc.gov/covid-data-tracker/#trends_weeklydeaths_select_00). A new Omicron variant, XBB.1.16 has begun to gain ground in Asian countries, and cases have started rising in the USA as well, which can be projected to lead to another “wave” of SARS-CoV-2 infections in the next few months, based on the last two years of worldwide trends of waves progression (https://www.usnews.com/news/health-news/articles/2023-04-21/cdc-xbb-1-16-or-arcturus-responsible-for-nearly-10-of-new-covid-19-cases). In contrast to the COVID-19 national emergency, President Biden declared the end of the COVID-19 public health emergency on May 11, 2023.

The pandemic has changed in character from each distinct wave being of a single dominant variant to nearly continuous disease prevalence with multiple circulating variants at the same time. The variants have become progressively more communicable and contagious in time. Although the observed severity of the disease has decreased due to multiple factors including the built up population immunity from prior exposure to the virus variants and vaccinations, SARS-CoV-2 continues to be an important health threat. The SARS-CoV-2 virus with its continually evolving variants is now a continuously recurring phenomenon, like other seasonal viruses such as Influenzas.

As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise.

An additional phenomenon called “ADE” poses a threat that should not be overlooked as SARS-CoV-1 was shown to have the potential for “Antibody-Dependent-Enhancement of Disease” (“ADE”). Dengue viruses are particularly known for ADE. When a virus variant or subtype infects persons that have antibodies to a previous virus of the same kind (but not the same) more severely and causing a greater risk of fatalities, it is called ADE. The newly infecting virus essentially uses the antibodies in the patient to hitch a ride to productively infect additional cells that bear receptors for antibodies, because the antibodies are not matched to, and therefore do not effectively block, the new virus. The antibodies in the patient may be because of a prior natural infection, vaccination, or therapeutic usage. Fortunately, as of now, there have been no reports of ADE-causing variants of SARS-CoV-2 to the best of our knowledge. However, such a potential for a next variant of SARS-CoV-2 cannot be ignored because (a) SARS-CoV-1 has already shown such potential, and (b) the Omicron family variants of SARS-CoV-2 have been productively infecting vaccinated persons, acquiring subsequent additional mutations.

We believe the world is woefully unprepared for a new SARS-CoV-2 wave and forever-arising new variants, except for the fact that natural immunity and prior vaccine-boosted immunity may afford some protection. The therapeutics and preventatives tools available today are generally known to be inadequate, as summarized above. As the populations get “used to” living with the virus, the societal tools of masking, social distancing, and clean hygiene are also falling off due to the encumbrances they pose. The extremely high infectiveness of the current Omicron variants implies that even these societal tools would have limited effect unlike with the earlier alpha and delta waves of SARS-CoV-2 wherein lockdowns may have averted substantial spread and thus morbidity and mortality.

Additionally, a large percentage of COVID patients have been experiencing “long COVID”2, wherein various disease manifestations extend into many months to even years. In the long COVID syndrome, nasal swabs do not indicate virus presence, but using highly sensitive tests, it has been shown that a substantial percentage of long COVID cases do have circulating SARS-CoV-2 virus or antigens from its present in small quantities. There are significant uncertainties in the numbers of long COVID patients, and among  them, the ones who are still carrying residual virus, because of issues with data collection, methodologies, and limitations regarding reporting and testing. It has also been recently shown that the incidence of long COVID is somewhat reduced in patients that have used the antiviral drug Paxlovid® to treat their COVID infection3, indicating the need for a strong antiviral drug for minimizing long COVID, and also possibly treating long COVID cases with residual virus. However, there is no therapeutic available for treating even the long COVID cases with manifest virus presence. We believe that NV-CoV-2 is capable of fulfilling this unmet medical need.

The need for the broad-spectrum nanoviricide COVID drug NV-CoV-2 cannot be overstated in the current circumstances. As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise.

We are targeting NV-CoV-2 to fulfill an important medical need for COVID treatment that remains unmet even today. There is no antiviral COVID drug available yet that can be used for the treatment of all segments of patient population. Equally noteworthy, there is no antiviral COVID drug available yet that can be expected to continue to work even as new variants of the SARS-CoV-2 keep evolving and spreading in the field.

NanoViricides is Fully Equipped for Rapid Antiviral Drug Development from Discovery to cGMP Drug Product Delivery for Clinical Trials

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. We are manufacturing the clinical supply of drug substances as well as the oral drug products for NV-CoV-2 at our own facility, simplifying and expediting the cGMP-compliant manufacturing operations. Our production capacity is anticipated to be more than sufficient for Phase I, Phase II and Phase III human clinical trials for our anti-coronavirus drugs in development, as well as for the anticipated clinical trials of NV-HHV-1 skin cream for the treatment of shingles, and any other anticipated clinical trials that we may engage into, as our portfolio of drug products continues to expand with more drugs moving into the clinical trials stage. This in-house cGMP production capability is expected to result in significant cost savings across all our programs.

Manufacturing nanomedicines, especially under cGMP conditions, has been identified as a strong risk, and has led to failure of several nanomedicines programs. NanoViricides co-founder Dr. Anil Diwan and our team have employed considerations for cGMP manufacture of our nanomedicines right from the design, development and optimization of the drug candidates, the polymers and ligands that go into them, as well as the processes employed right from the small research scale to the initial process verification batches. The team has successfully and rapidly translated from the research scale production of several grams drug substance to kg-scale cGMP-compliant manufacture for two different drug candidates, namely NV-HHV-1 and NV-CoV-2 in a very short time span. This includes manufacture of the active ingredient (drug substance), the formulated drug products, and packaged drug products for clinical trials usage.

We have now demonstrated that we have unique expertise in the industry of performing cGMP-compliant manufacture of multiple complex nanomedicine drugs, including cGMP manufacture of (a) drug substance from simple chemical starting materials, (b) the formulated drug product, and (c) the final packaged drug. This is a very significant milestone on the way of NanoViricides becoming a fully integrated pharma company.

2 Shaw, J. “The Causes of Long COVID”, Harvard Magazine, https://www.harvardmagazine.com/2022/09/feature-long-covid.

3 M Yan Xie1,2, Taeyoung Choi1,2, and Ziyad Al-Aly, “Nirmatrelvir and the Risk of Post-Acute Sequelae of COVID-19”, MedRxiv preprint doi: https://doi.org/10.1101/2022.11.03.22281783; version posted November 5, 2022.

The NanoViricides Platform Technology: (i) Solving the Problem of Drug Escape by Virus Variants

We believe that our platform technology enables development of drugs that viruses would not escape from. In fact, during the pre-clinical development in the COVID program, we have successfully screened our drug candidates to be able to protect cells against infection by distinctly different coronaviruses. This broad-spectrum, pan-coronavirus drug development approach was adopted to ensure that our drug candidates should remain effective even as variants of SARS-CoV-2 continue to evolve in the field, just as we had already anticipated at the very beginning of the pandemic.

Our nanoviricides™ platform technology is based on biomimetic engineering that copies the features of the human cellular receptor of the virus. No matter how much the virus mutates, all virus variants bind to the same receptor in the same fashion. Thus our platform technology is inherently designed to combat the issue of viruses escaping drugs by generation of variants.

We mimic the feature on the cellular protein at which the virus binds, and, using molecular modeling, design small molecules that act as “ligands” to bind to the virus surface glycoproteins as though the virus was binding to that cellular protein itself. We chemically synthesize the optimal ligands, and separately attach them to the polymeric micelle scaffold to generate a number of initial “nanoviricide” drug candidates to screen against the virus. Thus the nanoviricide is designed to “look like” the cell membrane with copious amounts of sites for the virus to bind to. When initial interaction of a few ligands with the virus particle takes place, the “metstable” nanoviricide micelle is anticipated to shift its shape, inverting itself onto the virus particle promoted by the “lipid-lipid mixing effect” driven by the lipid chains normally on the interior of a nanoviricide micelle and the lipid membrane that is on the virus surface. Such an attack on the virus particle is expected to de-stabilize the virus particle and uproot the surface glycoproteins it uses for fusing with a cell. Thus the virus would no longer be capable of infecting a cell. This process would result in complete blockage of the “Re-Infection Cycle” of the virus if successful.

The nanoviricide polymeric micelle is expected to be able to completely coat the virus particle. This is unlike the antiviral antibodies as well as small molecule entry inhibitors that can only partially block the virus particle whereby the virus would still remain capable of infecting a cell. Additionally, antibodies only tag the virus for recognition by the patient’s immune system for clearance. In contrast, a nanoviricide is designed to complete the task of dismantling the machinery of the virus that enables it to infect cells.

In the case of NV-CoV-2, during drug discovery and development process, in addition to employing the ACE2 virus entry protein as our engineering bio-mimicry target, we also performed biomimetic engineering that used the sulfated proteoglycans that all coronaviruses attach to and concentrate at the cell surface, which then enables them to bind to their cognate receptors (such as ACE2 for SARS-CoV-1, SARS-CoV-2, and hCoV-NL63; DPP-IV for MERS, etc.) and gain entry into the cell. This second approach provides substantially broader antiviral spectrum than using a specific cognate cellular protein that the virus uses for entry.  NV-CoV-2 is a result of this second broad-spectrum approach of using sulfated proteoglycan mimetic ligands.

The NanoViricides Platform Technology: (ii) Promising Potential Cures for Infections by Non-latency Viruses

Additionally, we are the only company that, to the best of our knowledge, is developing antiviral treatments that are designed to (a) directly attack the virus and disable it from infecting human cells (i.e. block the “Re-Infection Cycle”), and (b) simultaneously block the reproduction of the virus that has already gone inside a cell (i.e. block the “Replication Cycle”). Together, this strategy of a two-pronged attack against the virus, both inside the cell and outside the cell, and thus blocking the complete lifecycle of the virus, can be expected to result in a cure for coronaviruses and other viruses that do not become latent.

As an example of this strategy, we have developed NV-CoV-2-R, which comprises NV-387 that encapsulates Remdesivir, a known broad-spectrum antiviral drug that is already approved for COVID treatment of hospitalized patients. Although approved, the clinical effectiveness of Remdesivir is limited by its bodily metabolism. It is well known that this drug is highly active in cell culture studies, but the clinical results do not match the expectations corresponding to its cell culture effectiveness. We developed NV-CoV-2-R to overcome this issue and we have demonstrated that encapsulation within NV-387 successfully improves the PK/PD (pharmacokinetics and pharmacodynamics) profile of Remdesivir4. The increased circulating lifetime and also concentration of intact Remdesivir should improve its effectiveness. Additionally, NV-CoV-2-R affords the synergistic effects of attacking the virus lifecycle by two orthogonal mechanisms, going well beyond the effects of Remdesivir alone. In NV-CoV-2-R, one component, NV-387, is designed to block the “Re-Infection Cycle”, and the encapsulated guest component, Remdesivir is known to block the “Replication Cycle”. Thus NV-CoV-2-R is designed to block the entire lifecycle of coronaviruses.

This total attack on the complete lifecycle of the virus is expected to result in the most effective drug candidates. It is now well accepted that multiple antivirals together produce better effectiveness than single ones individually. Our strategy goes beyond simply a mix of multiple antivirals. Our unique, shape-shifting nanomedicine technology leads to substantial improvement in the pharmacokinetic properties of the guest antiviral drug. We have demonstrated this capability in the case of NV-CoV-2-R, as discussed above, wherein encapsulation of Remdesivir within the polymeric micelles of NV-387 protects the former drug from bodily metabolism in animal studies. This allows higher concentrations of the guest drug to be reached and simultaneously extends the effectiveness time period in comparison to the standard Veklury® (Gilead) formulation. The resulting drug, NV-CoV-2-R has not only significantly improved characteristics for its Remdesivir component, but additionally provides the novel re-infection blocking mechanism of NV-387; together enabling complete block of the viral lifecycle, which would potentially result in a cure.

The NanoViricides Platform Technology: (iii) Routes of Administration Include Oral Route

It is generally believed that nanomedicines as a class would not have good bio-availability if taken orally. We believe that this biased opinion has unnecessarily resulted in curbing potential innovation to overcome the issue of oral bioavailability.

In fact, we have found in pre-clinical animal studies that both NV-CoV-2 and NV-CoV-2-R were highly effective when given orally in combating a lethal lung infections that models the severe SARS-CoV-2 disease as seen with the delta variant. In comparing the effect on combating the infection by oral treatment versus injectable treatment, we believe that the bioavailability of the oral dosage forms is substantially good, and in the range of many approved oral drugs.

These findings have enabled us to develop oral formulations of NV-CoV-2 for human clinical trials. We have successfully developed orally active formulations of our COVID drug candidates, in an oral syrup form, as well as an oral gummies (“Chewable Gel”) form. We believe that for mild to moderate disease, for pediatric, and older patients, the oral syrup and gummies forms would be highly advantageous over tablets, capsules, injections, infusions, or lung inhalations.

The injectable formulation of NV-CoV-2 is expected to be valuable in the treatment of severe cases. Out-patient single dose injection treatment may be feasible if the effectiveness of NV-CoV-2 in human clinical trials matches that observed in pre-clinical animal studies. Further, this injectable formulation is designed to be deliverable also as an aerosol by a simple hand-held nebulizer device directly into lungs. Such inhalation, as an aerosol, is expected to provide greater benefits to more severe patients by providing high concentration of the drug locally in the lungs where the SARS-CoV-2 viruses cause the most damage.

We believe that the extremely strong effectiveness we have observed in cell culture studies and in lethal coronavirus lung infection animal studies, in comparison to Remdesivir, should translate into strong effectiveness of our drug candidates NV-CoV-2 and NV-CoV-2-R in human cases of COVID-19 SARS-CoV-2 infection.

4 Chakraborty A, Diwan A, Chiniga V, Arora V, Holkar P, Thakur Y, et al. (2022) Dual effects of NV-CoV-2 biomimetic polymer: An antiviral regimen against COVID-19. PLoS ONE 17(12): e0278963. https://doi.org/10.1371/journal. pone.0278963

We believe we have demonstrated that we can rapidly develop different types of formulations for different routes of administration, such as injectable, skin cream, lotion, gel, and even oral, because of the inherent strength of the nanoviricide platform tailorable technology. The technology also enables us to develop nasal sprays and bronchial aerosols. We plan to develop the appropriate formulations as necessary.

Developments During the Reported Period

During the three months ended March 31, 2023, we have focused on the tasks required for the impending human clinical trials of NV-CoV-2 in India.

Our collaborator and licensee in India, Karveer Meditech Private Limited (“Karveer”) has obtained permission for clinical trials of NV-CoV-2 oral formulations that are intended for the treatment of mild to moderate patients. We completed a licensing agreement with Karveer on March 27, 2023 (see below, under “Collaborations”).

During the three months ended March 31, 2023, we (a) completed manufacturing of the drug substance NV-387 and (b) manufactured the drug products (i) NV-CoV-2- Oral Syrup and (ii) NV-CoV-2 Oral Gummies, all under cGMP-compliant manufacturing operations, in quantities sufficient for a number of required characterizations, including continuing stability studies, and the requirements of the anticipated clinical trials. We have established drug product formulation, filling, sealing, labeling and packaging operations for these oral drug products at our cGMP-compliant facility in Shelton, CT.

Subsequent Events

Subsequent to the reported period, on or about April 12, 2023 we shipped the drug products to Karveer, and Karveer received the shipment on or about April 19, 2023 in good condition after customs clearance. We have been advised that the clinical trial site training has been completed and that the clinical trial is about to begin as of this writing. We await notification from Karveer that the clinical trial has started.

Although we continued compiling and performing medical writings needed for developing regulatory applications for submission to the US FDA and other international regulatory agencies for human clinical trials of NV-CoV-2 in COVID patients, we had to put the NV-CoV-2 Injectables Clinical Trial Program on hold in order to fully focus on the cGMP manufacture of the drug products required for the human clinical trials of NV-CoV-2 in India. It is expected that the clinical trial protocol we have developed for these additional clinical trials may be modified by the Clinical Trial Provider contract research organization (CRO). We are in the process of due diligence for selecting a CRO for US IND or an international filing and performing such additional clinical trials at present. The CRO will need to complete the writing of the clinical protocol section of the IND or equivalent regulatory submission.

Thus, NanoViricides is rapidly becoming one of very few small pharma companies that are fully “vertically integrated” (“vertically integrated” refers to having capabilities from drug discovery R&D to manufacturing and packaging of drug products in house).

Financial Status

As of March 31, 2023 the Company had approximately $9.7 million in cash and cash equivalents and $8.3 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.3 million. Stockholder’s equity was approximately $18.2 million at March 31, 2023.

During the nine month period ended March 31, 2023, the Company used approximately $4.2 million in cash toward operating activities. The available cash is sufficient for more than twelve months of operations at the current rate of expenditures from the date of filing of this Quarterly Report on Form 10-Q. As our COVID and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand for initial human clinical trials of NV-CoV-2 at this time. We estimate that we will need additional funding to continue further development of our drug candidates through later stages of human clinical trials if we do not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

We believe we have sufficient cash as of March 31, 2023 to fund Phase 1 clinical trials in India for our lead Coronavirus drug, NV-CoV-2. We do not anticipate any major capital costs going forward in the near future. We intend to seek collaborations to develop the

COVID drug further towards approvals by FDA as well as international regulatory authorities. We believe that we have several important milestones that we will be achieving in the current year. Management believes that as it achieves these milestones, our ability to raise additional funds in the public markets would be enhanced.

NanoViricides’ Drug Programs – Additional Information

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

We have also previously observed that NV-CoV-2 has demonstrated extremely strong safety in animal studies. These studies were performed in a primate model (cyanomolgus monkeys) as well as murine models (mice and rats). We have performed GLP Safety/Pharmacology studies as well as non-GLP Safety/Toxicology studies to establish the safety of NV-CoV-2 (NV-387) in animal models. We have also found that the drug substance NV-387 that comprises NV-CoV-2 is non-immunogenic and non-allergenic. Further, it has not caused any hypersensitivity or adverse reactions at injection site or other adverse events in multiple animal studies. NV-CoV-2 (NV-387) was safe and well tolerated at very high dosages in single and multiple-dosing studies below the maximum tolerable dose (MTD) in animal models, based on available data. The maximum tolerable dosage in rats was determined to be 1,500 mg/Kg. Additionally, NV-CoV-2 (NV-387) was found to be non-mutagenic and non-genotoxic.

We believe that the extremely strong safety we have observed in animal models should be indicative of a strong safety signal anticipated in Phase 1 human clinical trials. Thus, we believe that the drug will be safe in human usage.

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

Internationally, virus variants have continued to emerge with resistance to drugs and vaccines. Scientists believe it is only a matter of time before escape variants against existing vaccines and therapeutics become commonplace. Thus, the need for therapeutics that the virus would not escape by mutations, such as the broad-spectrum, pan-coronavirus nanoviricides drug candidates, remains unmet.

Exploring Additional Antiviral Applications of NV-387

As we progress NV-CoV-2 for COVID-19 therapeutics, we have also begun performing additional studies to assess the possibility of expanding the applicability of its active pharmaceutical ingredient (“API”), NV-387, for attacking and controlling other viral infections. The virus-recognition ligand in NV-387 is designed to mimic certain features of heparan-sulfate proteoglycans (HSPG) and related glycosaminoglycans (GAG). HSPG serve as the initial attachment and concentration site for a large number of viruses, and also may serve as cellular entry sites for some viruses. Most viruses additionally use certain cognate receptors for cell entry, such as ACE2 for SARS-CoV-2, SARS-CoV-1, hCoV-NL63; DPP-4 for MERS; CD4 and CCR5 or CXCR4 for HIV; nucleolin for RSV, etc. Notably, Orthopoxvirus (which includes mpox, smallpox, and murine ectromelia virus) mature virion particles bind to HSPG or the related Chondroitin sulfate. Respiratory Syncitial Virus (RSV) also binds to heparin. Thus NV-387 may have activity against mpox virus and/or RSV, two pathogens that are of significant interest. Additionally, we have shown that NV-387 improves the pharmacokinetic properties of other drugs, improving their activity, as in the case of remdesivir. Given these considerations, we have begun pre-clinical studies for mpox (formerly monkeypox) therapeutics development with the known drug tecovirimat as a guest drug in a murine animal model. Such studies if successful will significantly expand our pipeline with limited requirements for additional studies since NV-387 would have already undergone clinical studies in COVID-19 patients. This would provide substantially improved return on investment in the development of NV-387.

NV-HHV-1, Our Lead Drug Candidate for Treatment of Shingles Rash

Previously, we have developed a clinical drug candidate NV-HHV-1 and formulated it as a skin cream for the treatment of Shingles. We plan on undertaking clinical trials of NV-HHV-1 after NV-CoV-2 clinical trials. We have performed cGMP-like manufacture of both the active pharmaceutical ingredient (API NV-HHV-1, the nanoviricide against VZV), and the fully formulated skin cream (the drug product candidate), at our own facilities at ~1kg scale (API)with attendant significant time, project management, and cost savings as opposed to going to an external contract manufacturer. Approximately 10kg of fully formulated drug product was manufactured. We believe this scale is sufficient for the requirements of Phase I and Phase II human clinical trials.

Other Pre-clinical Drug Programs

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

In the previous quarter, we have modified an existing room into a cGMP-compliant Oral Drug Product Formulation, Fill, and Packaging room. In the reported quarter, we have established the clinical scale filling and packaging facilities for oral syrup and oral gummies (semi-solids) formulations using equipment that we had custom-designed and fabricated in the USA.

We plan to produce multiple batches of a drug product. If we are satisfied with the reproducibility of our processes, we plan to register the facility as a cGMP manufacturing facility with the FDA.

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

We have established several different types of assays for screening of candidates against Coronaviruses, SARS-CoV-2 Pseudovirions,  as well as VZV, HSV-1, HSV-2, among others in this lab. In the previous quarter, we have added assays for screening of candidates against BSL2-Orthopoxviruses and Enteroviruses, and in the reported quarter we also added assays for screening of candidates against RSV. Our BSL-2 Virological capability has been instrumental in our rapid development of potential drug candidates for further investigation towards human clinical trials. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs.

NanoViricides Business Strategy in Brief

We intend to perform the regulatory filings and own all the regulatory licenses for the drugs it is currently developing. We will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials. We plan to market these drugs either on our own or in conjunction with marketing partners. We also plan to actively pursue co-development, as well as other licensing agreements with pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues. Such licensing and/or co-development agreements may shape the manufacturing and development options that we may pursue. There can be no assurance that we will be able to enter into co-development or other licensing agreements.

We have kept our capital expenditures to a minimum in the past, and we intend to continue to do the same, in order to conserve our cash for drug development purposes, and in order to minimize additional capital requirements.

We have limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

We believe that we have developed sufficient data on our drug candidate NV-CoV-2 for the treatment of SARS-CoV-2 infection (COVID-19), to support an IND or equivalent international regulatory application to enable Phase 1 human clinical trials for testing the drug in human patients. After completing the Phase 1 clinical trials for NV-CoV-2, we intend to extend the Phase 1 studies to pediatric populations, and also engage in Phase 2 studies towards regulatory approvals for NV-CoV-2 in adult patients. We plan on undertaking the studies first in mild to moderate cases of COVID-19 and then extend the clinical trials to include separate cohorts of severe and hospitalized cases of COVID-19 as may be feasible. We plan on studying our oral formulations in the Phase 1 and Phase 2 clinical trials first, followed by our injectable and inhalation formulations developed for the severely infected and hospitalized COVID-19 patients.

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

As a strategy, we plan to develop the same drug, once initial clinical trials towards a first approval of the drug are completed, for commercial approval for additional indications, such as pediatric applications, special case applications for certain classes of immune-compromised patients, among others, provided that appropriate levels of funding is available. We believe that adding further indications would significantly expand market penetration and improve return on investment for our drugs.

Collaborations, Agreements and Contracts

On March 27, 2023, we entered into a License Agreement (the “Agreement”) with Karveer Meditech Private Limited, India (“Karveer”), whereby we granted to Karveer a limited, non-transferable, exclusive license for the development and commercialization and further use, sale, or offer of sale of the Licensed Product(s) NV-CoV-2 and NV-CoV-2-R (the “Two Clinical Test Drug Candidates”) in the Territory of India, and as part of the drug evaluation and development, Karveer agreed to sponsor the clinical test drug candidates for Phase I and Phase II clinical trials and act as clinical trials manager. The Company shall have rights to the data generated by Karveer in the clinical trials for use in other jurisdictions, and Karveer shall provide the Company with applicable reports and data. The license conveyed pursuant to the Agreement shall have no set term, and will continue for the period during which Karveer uses the Company’s proprietary technologies. In return, the Company will reimburse Karveer for all direct and indirect costs incurred for the clinical trials, as well as a customary fee of 30% of such costs. Further pursuant to the Agreement, Karveer shall pay the Company 70% of any invoiced commercial sales of either or both of the Two Clinical Test Drug Candidates to unaffiliated third parties; there will be no minimum royalties, nor any license maintenance fees. Karveer is a related party in that Dr. Anil Diwan, our President, co-founder, and Executive Chairman, is also a co-founder and passive investor in Karveer. We believe that we have been able to harness significant savings in terms of both expenditures and time due to this relationship compared to if we had engaged with an unrelated commercial third party for the same purposes.

Karveer had successfully obtained required regulatory permissions to conduct clinical evaluation of NV-CoV-2 as a COVID treatment in India, on or about January 30, 2023. Previously, on September 15, 2021, we signed a Master Services Agreement with Karveer in which Karveer declared its intent to license NV-COV-2 and NV-CoV-2-R for commercialization in India, and undertook the responsibility to obtain necessary licenses and regulatory approvals as would be needed for the clinical evaluation and commercialization of the drugs in India. No binding licensing activity took place under that earlier agreement. Subsequently Karveer proceeded to develop and file the required regulatory documents including a clinical trials application with the regulatory authority in India. Karveer has retained a local clinical research organization (CRO) for the purpose of developing such documents and planning and executing the clinical trials. We helped Karveer with assembling the necessary datasets and information.

We have not engaged any other new collaborators during the reported quarter.

Patents, Trademarks, Proprietary Rights: Intellectual Property – Recent events

NanoViricides’ platform technology and programs are based on the TheraCour® nanomedicine technology of TheraCour, which TheraCour licenses from AllExcel. NanoViricides holds a worldwide exclusive perpetual license to this technology for several drugs with specific targeting mechanisms for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Varicella-Zoster Virus (VZV), Influenza and Asian Bird Flu Virus, Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Ebola/Marburg viruses, and certain Coronaviruses. We intend to obtain a license for poxviruses, enteroviruses, RSV and other viruses that we engage into research for, if the initial research is successful. TheraCour has not denied any licenses requested by us to date. Our business model is based on licensing technology from TheraCour Pharma Inc. for specific application verticals of specific viruses, as established at the Company’s foundation in 2005.

In September 2021, we entered into a world-wide, exclusive, sub-licensable, license (“COVID-19 License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge base that is utilized for developing the drugs and making them successful. In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. Further, the licenses are held by NanoViricides for worldwide use. These are described in our most current Annual Report.

COVID Related Drugs: Patent Coverage and Lifetime

Two International PCT patent applications have been filed relating to the application of the TheraCour polymeric micelle technology to drug development for Coronavirus antiviral drugs including ones for the treatment of COVID. PCT/US21/39050 was filed on June 25, 2021. Additionally, PCT/US22/35210 was filed on June 28, 2022, with a request for the same priority date as that of the prior PCT/US21/39050 application. These broad patents cover new compositions of matter, methods of making them (processes), drug formulations, and uses of the articles of manufacture. The patents resulting from these are expected to have expiry dates extending at least into the year 2043, with additional specific extensions possible in various countries based on regulatory extensions for pharmaceutical products. All ensuing patents will be automatically exclusively licensed to NanoViricides for anti-coronavirus drugs pursuant to the “CoV License Agreement”.

We have licenses to key patents, patent applications and rights to proprietary and patent-pending technologies related to our compounds, products and technologies, but we cannot be certain that issued patents will be enforceable or provide adequate protection or that pending patent applications will result in issued patents.

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

**: The PCT application PCT/US22/35210 was filed with request for priority of PCT/US21/39050.

Trademarks

We have no registered trademarks.

Analysis of Financial Condition, and Result of Operations

As of March 31, 2023, we had cash and cash equivalents of $9,650,958, prepaid expenses of $280,117 and net property and equipment of $8,290,895. Accounts payable and accrued expenses were $348,744, inclusive of accounts payables to a related party of $243,881. The accounts payable–related party is net of a two month advance of $465,000. Stockholders’ equity was $18,228,055 at March 31, 2023. In comparison, as of June 30, 2022, we had $14,066,359 in cash and cash equivalents, prepaid expenses of $350,021 and $8,694,194 of net property and equipment. Our liabilities at June 30, 2022 were $412,837 including a third party short term loan payable of $94,788, accounts payable of $57,960 payable to third parties and accounts payable to TheraCour of $214,397, net of a two month advance of $465,000, and accrued expenses of $45,692.

During the nine month period ended March 31, 2023, we used approximately $4.2 million in cash toward operating activities. During the nine month period ended March 31, 2022, we used approximately $4.5 million in cash toward operating activities.

Research and Development Costs

We do not maintain separate accounting line items for each project in development. We maintain aggregate expense records for all research and development conducted. Because at this time all of our projects share a common core material, we allocate expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. Far fewer man-hours are spent on the projects at low priority than the projects at high priority. In the reported quarter, we have focused almost exclusively on our COVID program drug candidates.

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the nine month periods ended March 31, 2023 and 2022.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2023 decreased $58,980 to $1,196,094 from $1,255,074 for the three months ended March 31,2022. Research and development expenses for the nine months ended March 31, 2023 decreased $1,133,839 to $3,479,463 from $4,613,302 for the nine months ended March 31, 2022.The decrease in research and development expenses for the three months ended March 31, 2023 is due to a decrease in external lab expenses. The decrease in the research and development expenses for the nine months ended March 31, 2023 is due to a decrease in external lab expenses, and a milestone payment during the nine months ended March 31, 2022 to a related party, TheraCour, upon execution of a COVID -19 License Agreement.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2023 increased $81,846 to $614,647 from $532,801 for the three months ended March 31, 2022. General and administrative expenses for the nine months ended March 31, 2023 increased $74,118 to $1,787,632 from $1,707,514 for the nine months ended March 31, 2022. The increase in general and administrative expenses for the three- and nine- months ended March 31, 2023 is due to an increase in professional fees.

Interest Income – Interest income for the three months ended March 31, 2023 increased $107,937 to $107,937 from $0 for the three months ended March 31, 2022. Interest income for the nine months ended March 31, 2023 increased $249,453 to $249,453 from $0 for the nine months ended March 31, 2022.  The increase in interest income for the three and nine months ended March 31, 2023 is due to an increase in interest rates during the three and nine month period ended March 31, 2023.

Interest Expense – Interest expense decreased $4,789 to $0 for the three months ended March 31, 2023 from $4,789 for the three months ended March 31, 2022. Interest expense decreased $5,112 to $938 for the nine months ended March 31, 2023 from $6,050 for the nine months ended March 31, 2022. The decrease in interest expense for the three and nine months ended March 31, 2023 is a result of the Company not financing its Directors and Officers Insurance Policies.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended March 31, 2023, the Company had a net loss of $(1,702,804) or $(0.15) per share compared to a net loss of $(1,792,664) or $(0.16) per share for the three months ended March 31, 2022. For the nine months ended March 31, 2023, the Company had a net loss of $(5,018,580) or $(0.43) per share compared to a net loss of $(6,326,866) or $(.0.55) per share for the nine months ended March 31, 2022. The decrease in the net loss for the periods presented is attributable to the factors discussed above.

Liquidity and Capital Reserves

We had cash and cash equivalents of $9,650,958 and prepaid expenses of $280,117 as of March 31, 2023 and accounts payable and accrued expenses were $348,744, inclusive of accounts payable of $243,881 to a related party as of the same date. The accounts payable – related party is net of a two month advance of $465,000. Since inception, we have expended substantial resources on research and development. Consequently, we have sustained substantial losses. We have an accumulated deficit of $127,510,756 at March 31, 2023. Such losses are expected to continue for the foreseeable future and until such time, if ever, that we are able to attain sales levels sufficient to support its operations. There can be no assurance that we will achieve or maintain profitability in the future. Further, we believe that there are several important milestones that should occur in the ensuing year starting with entering a drug into our first clinical trials. Management believes that assuming these milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and would eventually improve the Company’s ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present.

We believe that cash on hand as of March 31, 2023 will be sufficient to fund the planned operations and expenditures for at least the next twelve months from the issuance of these condensed financial statements. However, we will need to raise additional capital to fund our long-term operations and research and development plans including human clinical trials for the various drug candidates until we generate revenue that reaches a level sufficient to provide self-sustaining cash flows. To cover the shortfall, Management intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies in addition to equity-based financing. There can be no assurance that we will be able to obtain such additional capital resources or that such financing will be on terms that are favorable to us. We believe that the management plan, our existing resources and access to the capital markets will permit us to fund planned operations and expenditures. However, we cannot provide assurance that our plans will not change or that changed circumstances will not result in the depletion of the capital resources more rapidly than we currently anticipate.

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

The Company does not have direct experience in taking a drug through human clinical trials at present. In addition, we depend upon external collaborators, service providers and consultants for much of our drug development work.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2023.

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

As of March 31, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2022. The material weakness in internal control over financial reporting resulted from the lack of timely and effective review of the Company’s period-end closing process and adequate personnel and resources. Management has effected an assessment of its internal control over financial reporting and has taken steps to address this material weakness as described under the remediation plan.

Changes in Internal Control Over Financial Reporting

Other than what was described above, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting. However, as noted below, we have implemented  changes in our internal control over financial reporting to address the material weakness described above.

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

Management believes the foregoing efforts will remediate the material weakness identified above. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to legal proceedings in the ordinary course of our business in addition to those described below. The Company does not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2022 the Company’s Board of Directors approved the employment extension of Dr. Anil Diwan, President and Chairman of the Board. On October 6, 2022, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares have vested in three quarterly installments of 2,551 shares on September 30, 2022, December 31, 2022, March 31, 2023 with the last installment of 2,551 shares due to vest on June 30, 2023, and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $10,930 and $32,790 for the three and nine months ended March 31, 2023, respectively. The balance of $10,931 will be recognized as the remaining 2,551 shares vest and service is rendered for the three months ended June 30, 2023.

For the three and nine months ended March 31, 2023, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $6,303 and $11,362, respectively for the three and nine months ended March 31, 2023 related to these issuances.

The Scientific Advisory Board was granted in August 2022 fully vested warrants to purchase 286 shares of common stock with an exercise price of $3.40 per share expiring in August 2026 and in November 2022 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.09 per share expiring in November 2026 and in February 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.79 per share expiring in February 2027. The fair value of the warrants was $183 for the three months ended March 31, 2023 and $886 for the nine months ended March 31, 2023 and was recorded as consulting expense.

For the three and nine months ended March 31, 2023, the Company’s Board of Directors authorized the issuance of 19,983 and 50,059, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $81,000, respectively, for the three and nine months ended March 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and nine months ended March 31, 2023, the Company’s Board of Directors authorized the issuance of 8,340 and 20,667, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $33,750 for the three and nine months ended March 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

All of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: May 15, 2023	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: May 15, 2023	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)