Form 10-K
period 2023-06-30
NANOVIRICIDES, INC.
filed 2023-10-13
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2023

Commission File Number 001-36081

NANOVIRICIDES, INC.

(Name of Business Issuer in Its Charter)

DELAWARE	76-0674577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 CONTROLS DRIVE, SHELTON, CONNECTICUT, 06484

(Address of principal executive offices)

203-937-6137

(Issuer’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.00001 PER SHARE	NYSE AMERICAN

(Title of Class)	(Name of exchange on which registered)

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

Yes      ☐      No     ☒

On October 10, 2023 there were approximately 11,746,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2022, by non-affiliates of the registrant was approximately $12,235,000 based on the closing price of $1.11 per share, as reported on the NYSE American on December 31, 2022, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

Nanoviricide ® - An agent that is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company's patent-pending and proprietary technologies.

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

Mutations - The ability (of a virus) to change its genetic structure to avoid the body's natural defenses. Mutant viruses are created from a parent virus strain through a process of natural selection under pressure as it replicates in a host.

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

Investigational New Drug Application (Investigational New Drug (“IND”) - The process of licensure of a new drug in the US goes through several steps. A simplified explanation of these steps is as follows. Initially a Company may file a pre-IND application to seek meetings with the United States Food and Drug Administration (FDA) for guidance on work needed for filing an IND application. The Company obtains data on the safety and effectiveness of the drug substance in various laboratory studies including cell cultures and animal models. The Company also obtains data on chemical manufacturing of the drug substance. These and certain additional data are used to create an IND that the Company files with the FDA. After the FDA approves an IND application, the Company may conduct human clinical studies. A Phase I human clinical trial is designed typically to evaluate safety of the drug and maximum permissible dosage level. A Phase II human clinical trial that follows is designed to evaluate effectiveness of the drug against the disease in a small cohort of patients. A Phase III human clinical trial thereafter is designed to evaluate effectiveness and safety in larger groups of patients, often at multiple sites. The Company may then submit an NDA (New Drug Application) with the data collected in the clinical trials. The FDA may approve the NDA. Once the NDA is approved, the Company can sell the drug in the USA. European countries have similar processes under the European Medicines Agency (EMA). Other countries have similar processes.

SAR: Structure-Activity-Relationship study. When an initial lead drug compound is found that has activity, further studies on drug compounds obtained by suitably modifying it are performed with the goal of improving efficacy, safety, or both. Such studies are called SAR studies.

ITEM 1: BUSINESS

Organization and Nature of Business

NanoViricides, Inc. (the “Company”, “NanoViricides”, “we,” or “us”) was incorporated in Nevada on April 1, 2005, and redomiciled to Delaware effective May 30, 2023. Our corporate offices are located at 1 Controls Drive, Shelton, Connecticut 06484 and our telephone number is (203) 937-6137. Our Website is located at http://www.Nanoviricides.com. We do not incorporate by reference into this Annual Report the information on or accessible through our website, and you should not consider it part of this Annual Report.

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a clinical stage company with our first drug in Phase 1a/1b clinical trial and several additional drug candidates in various stages of pre-clinical development, including IND-filing stage and late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

The Company’s novel nanoviricide® class of drug candidates are designed to specifically attack enveloped virus particles, on the same sites that they use to bind to cells and dismantle them. Our unique biomimetic approach promises that a virus cannot escape our nanoviricide drugs due to mutations, if the virus-binding ligands perform as designed. The Nanoviricides Platform provides for modalities that can result in potentially cures for viruses that do not establish latent virus infection in humans.

NV-CoV-2, Our First Nanoviricide Drug that has Entered Phase 1a/1b Human Clinical Studies

NV-CoV-2, the drug we developed in response to the COVID-19 pandemic, has entered Phase 1a/1b human clinical trials sponsored by our licensee and collaborator, Karveer Meditech Private Limited (“Karveer”), in India, around June 19, 2023.

Nanoviricides Platform Has Enabled Industry-Leading Orally Available Nanomedicines And Multiple Routes of Administration

We found that unlike almost all other nanomedicine platforms, our nanoviricide NV-387, the active pharmaceutical ingredient (API) of NV-CoV-2, demonstrated strong antiviral activity when administered orally in multiple animal models. Most nanomedicines do not possess significant oral bioavailability and therefore have to be administered as injections or infusions. This oral bioavailability of our nanoviricides distinguishes our technology from almost all of the rest of the nanomedicines world.

We developed two different oral formulations of NV-387, namely “NV-CoV-2 Oral Syrup”, and “NV-CoV-2 Oral Gummies”. The latter is a semi-solid fixed-dose form. The oral syrup enables body-weight-based dose titration as is required for pediatric cases. Both of these are in the Phase 1a/1b human clinical trial.

The oral dosage forms are expected to provide wide-spread adoption across the entire population from children to senior citizens, and special cases such as immune-compromised patients outside the hospital. The Oral Gummies fixed dosage form has the advantage that it is suitable even for patients that cannot swallow the usual hard tablets or capsules, because it slowly dissolves in the mouth as it is absorbed.

We have also developed a NV-387 formulation called “NV-CoV-2 Solution for Injection, Infusion and Inhalation”. We believe treatment of severe cases that are not yet hospitalized would be best performed by an injection. Hospitalized patients would benefit most from the 100% bio-availability of the injection route, and may be dosed with an infusion if larger quantity dosing is warranted.

Importantly, the same injectable solution can be readily delivered directly into the lungs as a fog created using standard portable battery operated nebulizer devices. This enables direct and quick action at the most important site of infection by a respiratory virus such as coronaviruses, RSV, influenzas, human meta-pneumovirus (hMPV), certain adenoviruses, and others, that can lead to severe pneumonia.

The Nanoviricide Platform Technology in Brief

NanoViricides, Inc. is engaged in the application of nanomedicine technologies to the complex issues of viral diseases. We are developing a class of drugs, that we call nanoviricides®, using a platform technology. This approach enables rapid development of highly effective and safe new drugs against a number of different viruses.

A nanoviricide is a “biomimetic” - it is designed to appear to the virus like the cell surface bearing the sites that the virus binds to. The nanoviricide™ technology enables direct attacks at multiple points on a virus particle.

Since the cellular binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that the virus would be highly unlikely to escape our drug candidates even as a virus changes rapidly as it evolves.

A nanoviricide exposes a very high density of virus binding sites on its surface, in contrast to a human cell. Thus, a virus would be more likely to be captured by the nanoviricide than to bind to a cell. As the nanoviricide polymeric micelle interacts with the virus particle, the nanoviricide is capable of binding to the virus at multiple points, and while doing so, wrapping itself around the virus by virtue of an effect called “lipid-lipid mixing”. In the process, the specific glycoproteins that the virus uses for binding to the cell (for example, the coronavirus “Spike” protein) are expected to be neutralized and dismantled. It is believed that such attack would lead to the virus particle becoming ineffective at infecting cells. Therefore we call this novel mechanism of action “Re-Infection Inhibition”.

A nanoviricide is made by chemically covalently linking a “nanomicelle” - a globular polymeric micelle with pendant lipid chains inside - to one or more different small chemical ligands designed to mimic the cellular receptor to which the virus binds. In addition, the nanoviricide can carry additional active pharmaceutical ingredients (APIs), which may be chosen to affect the intracellular virus life cycle. Thus, the nanoviricide platforms enables construction of complete virus-killing nanomachines that block the virus from entering the cell as well as that block further production of the virus inside the cell.

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

It is important to realize that the flexible, “shape-shifting” nanoviricides nanomedicines show substantial advantages over hard sphere nanoparticles in this antiviral drug application as the nanoviricides enable lipid-lipid mixing with the viral envelope and can wrap around or merge with the virus surface. Hard sphere nanomaterials such as dendritic materials (dendrimers), nanogold shells, silica, gold or titanium nanospheres, polymeric particles (such as PLA-PLGA, others), etc., were never designed to be capable of completely enveloping and neutralizing the virus particle.

This powerful Nanoviricides Platform technology has enabled us to develop several drug candidates against a large number of different viruses that could be further improved into clinical drug candidates, thus building a very broad drug pipeline that may lead to exponential growth of the Company upon the approval of our first drug candidate. While our first drug candidate, NV-CoV-2, is now in human clinical trials, and another one, NV-HHV-1, is awaiting to go into the clinic, over the years we have developed more than ten drug candidates that, we believe, can be rapidly moved into the clinical stage, from nearly forty different antiviral drug development programs. Our progress to clinic is limited by our resources. We anticipate that once our first drug goes successfully through Phase 1 and Phase 2 clinical trials thereby proving our capabilities and our Nanoviricides Platform technology, the Company, assuming it acquires the necessary financings, could enter a phase of exponential growth and rapid clinical development of additional candidates thereby transforming the way viral infections are treated.

Nanoviricides Represent the Next Generation Development Beyond Immunotherapeutics

Our nanoviricide technology relies on copying the human cell-surface receptor to which the virus binds, and making small chemicals that are called “ligands” that will bind to the virus in the same fashion as the attachment receptor or the cognate receptor (see below). These ligands are chemically attached to the base polymer or “nanomicelle”, to create a nanoviricide™.

A class of small molecules called entry inhibitors exists. These drugs are designed to bind to the virus to stop it from binding to cells. A very large number of these small molecules must simultaneously attack the virus particle for the particle to be fully inhibited – a task that has very low probability in vivo (“kinetic hurdle”). Additionally, similar to antibodies, entry inhibitors are also rapidly rendered ineffective as the virus changes.

In contrast to a nanoviricide that is expected to bind to the virus at multiple points, antibodies can bind a virus particle at only a maximum of two attachment points per antibody. Several antibodies are required to simultaneously bind to the virus particle to neutralize it. Additionally, the human complement system and immune systems are required to work properly to clear the resulting complex.

“Resistance is Futile” – NanoViricides Has a Unique Technology Designed So That Viruses Would Not Readily Escape Our Drugs

The Nanoviricide Platform has built into it cognitive elements that the virus recognizes and binds to, no matter how much it mutates, provided we have mimicked the virus-binding site on the attachment or cognate cellular receptor properly. This is because no matter how often a virus mutates, generating myriads of variants as it evolves, the specific binding sites to which virus attaches and gains entry into cells does not change.

In contrast, antibodies are extremely specific and therefore even minor changes in the virus tend to make them ineffective. Antibodies and vaccines are readily evaded by viruses under the evolutionary pressure in a natural process itself. This has become starkly evident in the COVID-19 pandemic.

Even as new virus variants develop that evade exiting antibodies and vaccines, the variants continue to bind to their cellular attachment receptor(s) and the cellular cognate receptor(s) at the same sites and in the same manner, despite changes in the viral glycoprotein itself. Thus if we design the ligands correctly, the nanoviricide would continue to be effective even as the virus keeps changing in the field, in stark contrast to antibodies and vaccines that readily lose effectiveness as the virus evolves.

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

Almost any virus that causes pathology in humans is able to do so because it has developed intelligent and complicated pathways for disabling the human immune system at one or more points. This may be one of the reasons why many antiviral antibodies fail in the field use. Additionally, viruses readily escape antibodies by mutations, and, in some cases, reassortment. Such viral escape from antibodies has been witnessed in almost every viral epidemic, be it HIV/AIDS, the Influenza pandemic of 2009, or the Ebola epidemic of 2014-15. In contrast, despite mutations and other changes, a virus is unlikely to escape a nanoviricides drug designed against it.

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented there, but it would also get entrapped because the nanomicelle polymer would turn around and fuse with the virus lipid envelop, harnessing a well known biophysical phenomenon called “lipid-lipid mixing”. In a sense, a nanoviricide drug acts against viruses like a “venus-fly-trap” flower does against insects. Unlike antibodies that tag the virus and thereafter require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only bind to the virus but also complete the task of rendering the virus particle ineffective.

Thus the Nanoviricide Platform technology can be viewed as the next step in evolution of antibody-based approach, taking into account and eliminating the limitations of antibodies.

Uniform Polymer Nature Enables Simplified Nanomedicine Manufacturing Quality Assurance

A major problem in the field of nanomedicines has been that most nanomedicines have been found to be notoriously difficult to manufacture in a consistent manner from batch to batch. This is because of the complexity inherent in making large molecules, the very nature of polymer and particle making processes, particularly in the case of block-copolymers that are commonly employed, and the fact that many nanomedicines are mixtures of multiple components.

The Nanoviricide Platform technology has been designed from the ground up to enable consistent manufacture and control. Thus, the nanoviricide backbone is a “homopolymer” (i.e. it is made up of a single repeating unit or monomer), which enables a naturally uniform structure. This is unlike block-copolymers wherein there is structural heterogeneity along the polymer chain that is often difficult to control. In addition, the nanoviricide polymer is designed to dynamically and naturally self-assemble into micelles in a solution. Also, the virus-binding ligands are chemically attached to the polymer. The extent of attachment can be assessed by analytical techniques that we have developed and continue to develop as needed. Further we use specialized techniques in the polymer processing to minimize any contamination with endotoxins or other foreign particles as well as to remove impurities. The final nanoviricide solutions are sterile filtered using standard membrane filtration processes. The resulting solutions can be concentrated in a non-contaminating environment in our Process Scale-Up Lab or our cGMP-capable Manufacturing Facility.

Formulation is Inherent in the Design Aspect of a Nanoviricide

Since developing our API NV-387 in the COVID drug development program, development of its formulations, injectable, infusion, inhalation, oral syrup, and oral gummies (semi-solid form) was relatively quick, accomplished within months, including formulation design and scale-up with cGMP manufacturing considerations. Similarly, since declaring our shingles clinical candidate, NV-HHV-1, its formulation as a skin cream for topical treatment of shingles rash, and scale-up, and cGMP-compliant manufacture was accomplished relatively rapidly, within a few months. Formulation development for novel drugs in normal pharmaceutical paradigm often takes years. However, in the nanoviricide approach, the nanomicelle polymeric backbone itself takes care of the formulation aspects. The nanomicelle is designed to optimize the drug for its intended route of administration, be it injectable, skin cream, eye drops, or even oral. Thus, no specific or extensive formulation development is expected to be required after clinical candidate declaration.

Thus the Nanoviricides Platform has been designed from the ground up to enable simplifications in processes and analyses that need to be implemented in order to develop robust, reproducible, and scalable processes.

The Nanoviricides Platform’s capabilities can be harnessed in multiple modalities, and we are working on a number of drugs based on these modalities to enable cures for viral diseases.

Nanoviricides Platform Modality #1: Broad-Spectrum Antiviral “Reinfection Inhibitors”

There are certain classes of cellular features that a very large number of viruses commonly use to get access to cells. As a first step, the virus binds to one so called “Attachment Receptor(s).” This allows the virus to concentrate near the target cells, and enables the virus particles to latch onto more specific receptors on the cell surface itself that are termed “Cognate Receptor(s)”. Some viruses can directly fuse with the cell membrane without such a cognate receptor.

The attachment receptors employed by most viruses fall into very few families. One such family is “Sulfated Proteoglycans (S-PG)”, or “Glycosaminoglycans (GAGs).” We loosely include a number of sulfated proteoglycan types in this “S-PG class”. They differ in exact structures but share a number of commonalities. This family includes heparan sulfate (HSPG), dermatan sulfate (DSPG), chondroitin sulfate (CSPG), and keratan sulfate (CSPG). Over 90% of known pathogenic viruses bind to one or more of these S-PG class attachment receptors. These viruses include Coronaviruses, Paramyxoviruses (RSV - Respiratory Syncytial Virus, and HMPV- human Metapneumovirus), Dengue Viruses, Herpesviruses, Human Papillomavirus (HPV), HIV, Hendra and Nipah Viruses, Ebola and Marburg Viruses, among others.

Many of these viruses have no available antivirals or have antivirals with limited applicability. Nanoviricides that mimic S-PG can be expected to be capable of attacking many of these viruses, enabling very broad-spectrum antiviral agents. This is reminiscent of the development of beta-lactam antibiotics, that have broad-spectrum antibacterial properties because they attack a common feature of a large number of bacteria; the peptidoglycan cell wall.

NV-387 was designed using our knowledge of the commonalities in this S-PG class of attachment receptors for mimicking it with small chemical ligands. Thus, NV-387 is designed as a broad-spectrum antiviral agent. After its success in attacking multiple unrelated coronaviruses, we have undertaken a program to expand the potential indications of NV-387. Effectiveness in any of these additional indications would enable direct entry into Phase II/III clinical trials for that indication after completion of the current Phase 1 clinical trials of the NV-387 containing drug NV-CoV-2.

We reported in July 2023 that NV-387 was highly effective against a lethal RSV infection in a mouse model study. In light of the recent Nipah virus cases in Kerala, India, it would be interesting to explore if NV-387 can be an effective drug against Nipah and the related Hendra viruses. Such expansion of use of NV-387 would significantly expand the market size and substantially improve the return on investments (ROI).

Another important class of attachment receptors is Sialic Acids (SA). We are working on developing broad-spectrum antivirals mimicking SA. SA is well known as the initial site of binding for Influenza viruses, as well as many of the infectious Adenoviruses and many other viruses.

It would be very difficult for a virus to become resistant to a nanoviricide that mimics the virus’ attachment receptor. This is firstly because the nanoviricides based on mimicking attachment receptors are broad-spectrum in nature, capable of antiviral effect against not just a specific virus type or subtype, strain or variant, but entire families of viruses (as defined in the virus classification system), and secondly, because, no matter how much a virus mutates or changes, its binding to the cellular receptor does not change.

Nanoviricides Platform Modality#2: Specific, Highly Effective, Antiviral “Reinfection Inhibitors”

Instead of developing bio-mimetics of the broad-spectrum attachment receptors, we can also develop nanoviricides that mimic the specific cognate receptor(s) used by a virus to develop highly specific drugs against that virus.

Our antiviral drug candidate NV-HHV-1 is based on mimicking the cognate receptor HVEM (“herpesvirus entry mediator”). It has shown strong activity against VZV (Varicella Zoster Virus). VZV causes chickenpox in children and immune-compromised persons, and its reactivation causes Shingles in adults. NV-HHV-1 has completed pre-clinical IND-enabling studies for VZV. NV-HHV-1 was also effective against HSV-1 and HSV-2. We plan on exploring its activity against other herpesviruses such as CMV and EBV as well.

Further, we have developed drug candidates in the HIVCide™ Program that mimic the cellular CD4 binding site used by HIV to gain cell entry. Another important HIV cognate receptor is CCR5. The Nanoviricides Platform enables using mimics of one or more cellular receptors attached into a single nanoviricide drug. Thus this platform has the capability of mimicking both the CD4 binding site and the CCR5 binding site of HIV on one nanoviricide, which is expected to enable the most effective drug against HIV. The only countable number of patients that have been “cured” of HIV were recipients of stem cells that possess a modified CCR5 lacking its HIV-binding region, attesting to the importance of mimicking both CD4 and CCR5 simultaneously.

Attacking the “Achilles Heel” of the Virus- Unchanging Ability of the Virus to Bind to Its Cognate Receptor on Cell

We strive hard to develop virus-binding small chemical ligands that mimic the cognate cellular receptor of the virus, using rational design and molecular modeling strategies and our internal, accumulated expertise. Some viruses use more than one receptor. The nanoviricide® platform technology allows use of different ligands on the same nanoviricide drug to be able to attack such difficult viruses.

It would be very difficult for a virus to become resistant to a nanoviricide that mimics the virus’ cognate cellular receptor. This is because, no matter how much a virus mutates or changes, its binding to the cellular receptor does not change. If the virus does not bind to the nanoviricide efficiently, it would likely have lost its ability to bind to the cellular receptor efficiently as well, resulting in an attenuated version with limited pathogenicity.

Nanoviricides Platform Modality #3: Nanoviricides Platform Enables Cures for Viruses that Do Not Become Latent

To date most viral infections do not even have effective drugs, let alone cures.

Most viruses do not become latent in the human body. Such viruses have a relatively simple life cycle: After a virus is transmitted to the person and infects some cells, it replicates inside the infected cell (the replication part), thereafter the new virus copies exit the cell and then infect new cells (the “re-infection” part) thus starting the cycle over again. If both parts of the life cycle can be blocked effectively, then such a virus infection can be readily cured. The Nanoviricide Platform Modality #3 enables such cures.

In this modality, the nanoviricide technology simultaneously enables attacking the external virus particle, as well as blocking the rapid intracellular reproduction of the virus by incorporating one or more APIs within the “belly” of the nanoviricide. The nanoviricide® technology is the only technology in the world, to the best of our knowledge, that is capable of both (a) attacking extracellular virus, thereby breaking the reinfection cycle, and simultaneously (b) disrupting intracellular production of the virus, thereby enabling complete control of a virus infection.

The nanoviricides built using Modality #1 as well as Modality #2 can be employed to add the replication-inhibition capability in this manner.

NV-CoV-2-R, our other drug in development for treatment of coronaviruses contains the API NV-387-R. This API is made up of remdesivir encapsulated within the belly of the polymeric micelles of NV-387. While NV-387 is designed to directly attack the virus outside the cell, the remdesivir component is known to block the virus replication inside the cell. By blocking both of these pathways, NV-387-R would result in a cure of the viral infection. Remdesivir is a broad-spectrum antiviral agent that has been approved for COVID and has shown strong pre-clinical activity against many RNA viruses. Its clinical activity is limited by its rapid metabolism in the bloodstream. NV-387 holds remdesivir like in a bottle and releases it slowly, thus limiting the metabolism and enhancing the pharmacokinetics and thereby the effectiveness of remdesivir.

Note that Remdesivir, sponsored by Gilead, is a known antiviral drug that has received full FDA approval for treatment of COVID-19 and has received Emergency Use Authorization (“EUA”) in many countries. We are developing NV-CoV-2-R on our own, independent of Gilead.

We have also developed other drugs based on this concept of curing the viral infection.

One of these is NV-387-Rp, which contains a modified and improved form of Remdesivir. Another one is NV-387-Ribvp, which contains a prodrug of Ribavirin. Ribavirin is a highly toxic but highly effective antiviral drug. It is approved in the USA only for the treatment of RSV infection as a drug of last resort. However, it is used in the case of many viral infections for which no antivirals are known in severe hospitalized cases. NV-387-Ribvp is expected to enable cures for such viruses by combining the Re-Infection Inhibition activity of NV-387 with the Replication Inhibition activity of Ribavirin, while at the same time enabling lower doses of Ribavirin to stay well below its toxicity level.

Nanoviricides Platform Modality #4: Nanoviricides Platform Has the Capability to Enable Cures for Viruses that Do Become Latent

HIV and many viruses in the herpesviridae family form “latent reservoirs” in human cells making them difficult to cure. HIV and the class of lentiviruses achieve this by directly copying its genomic information into the human chromosomal DNA itself. Two of the herpes viruses, namely HHV-6A and HHV-6B, are known to copy their genetic information into the telomere region of the chromosome, shortening the number of cell divisions the modified cell can undergo, effectively a phenomenon of aging. All other herpesviruses create episomal islands in the cell’s nucleus which are their own “factories” for making progeny copies. The nanoviricides technology platform can be harnessed against these viruses in another different modality that can potentially produce cures. We are working on such cures of latent viruses in our research and development (“R&D”) projects.

Broad and Expanding Pipeline Based on the Nanoviricide Platform Technology – in Brief

We have several drugs in our pipeline, enabled by our strong and extensive nanoviricide technology platform. Of these, NV-CoV-2 is in Phase 1a/1b Clinical Trials for the COVID indication and is the farthest along in the regulatory pathway. The need for the broad-spectrum nanoviricide SARS-CoV-2 drug cannot be overstated in the current circumstances and the present status of the pandemic with continuous evolution of variants of the virus and a constant threat of the possibility that a substantially more pathogenic virus compared to the current omicron variants may readily emerge. The current set of tools available for combating the COVID-19 pandemic is not robust enough to allow a “Living with COVID” attitude.

Following completion of the Phase 1a/1b clinical trials of NV-CoV-2, we plan on moving this drug into Phase 2 Efficacy Clinical Trials. We have currently associated the treatment indication of COVID for this drug. The same API, NV-387, was also highly effective against a lethal infection of RSV in a mouse model. Thus, we plan on entering this drug into Phase 2 Efficacy Clinical Trials for the RSV indication, in addition to COVID, depending upon our financial resources.

We plan on continuing additional exploratory studies to evaluate the effectiveness of NV-387 against other viruses that use S-PG class of attachment receptors. We have also completed pre-clinical development of a nanoviricide drug showcasing Modality 2, namely NV-HHV-1. We plan on undertaking Phase 1 and further clinical development of NV-HHV-1 as and when enabled by our financial resources. NV-HHV-1 is currently formulated as a Skin Cream for the treatment of Shingles.

We also have several additional pre-clinical drug development programs including Herpes Simplex Viruses (HSV-1 that causes cold sores, and HSV-2 that causes genital ulcers), HIV/AIDS, Influenza, Dengue viruses, and Ebola/Marburg, that we plan to advance further towards clinical drug candidates as they progress further. Thus we have a strong and broad pipeline that is expected to continue to result in highly effective drug candidates against a number of viral diseases.

We are now at the stage of clinically harnessing the development of Modality #1 and Modality #2 nanoviricides drugs. To recap, Modality #1 drugs mimic Attachment Receptors and possess a very broad spectrum of antiviral activity that includes a large number of different types of viruses. Modality#2 drugs mimic Cognate Receptors and possess a very strong antiviral activity against a set of specific types of viruses. In both cases, the targeted viruses are highly unlikely to escape the drug by evolving variants. NV-387 is an example of Modality #1 nanoviricides, and NV-HHV-1 is an example of Modality #2 nanoviricides. NV-387 is now in Phase 1a/1b clinical trials with COVID as indication. We are in the process of completing the IND-enabling studies for NV-387 to enter Phase 2 clinical trials for the treatment of RSV in addition to COVID. NV-HHV-1 has completed IND-enabling studies as a Skin Cream for the treatment of Shingles.

We have also continued R&D on Modality #3 nanoviricide drugs that promise potential cures for non-latency viruses. NV-387-Rp and NV-387-Ribvp have shown strong effectiveness against Coronaviruses and RSV in animal models respectively, and are expected to be highly active against a number of other viruses based on the known activities of the components. We plan on developing these Modality #3 potential cures of a number of viral diseases after the Modality #1 and Modality #2 drugs.

Overall, since our founding, we have worked on development of about 40 different drugs against a number of different viral diseases in a number of drug programs. In the process, we have built an extensive library of both the (i) Nanoviricides Platform know-how and (ii) the actual synthesized chemical drugs. This enabled us to rapidly respond to the COVID-19 pandemic. We were able to announce that our early COVID drug candidates demonstrated strong antiviral effectiveness in animal studies as early as May 2020. We have diligently continued to progress these drug candidates with the culmination of the start of human clinical trials of the API NV-387 (the drug products are called NV-CoV-2) recently.

Additional details of our drug pipeline can be found in the section “NanoViricides Drug Pipeline” further below.

NanoViricides Drug Development Process

Our drug programs begin from initial R&D to understand the virus and advance to design antiviral medical countermeasures. Then we chemically synthesize selected potential small molecules to act as the ligands that mimic the cellular receptor(s) of both Modality #1 (broad spectrum) type as well as Modality #2 (specific to the virus family) type to bind to the virus. Separately we have been engaged in evolving and optimizing various versions of the nanoviricide backbone polymer. We then choose some of the select polymers and attach the selected antiviral ligands chemically to the polymer providing a library of antiviral nanoviricides. We then evaluate these antivirals in cell cultures against the target viruses. We further evaluate selected antiviral ligands from this screen in animal model studies. We then down-select from the effective drug candidates about five to seven candidates for further development based on a number of considerations including level and spectrum of activity, any likely issues with safety/tolerability, drug stability, pharmacokinetics, pharmacodynamics, ease of manufacturing, ease of formulations, and the desired routes of administration.

Along the way, we refine the methods of preparation of these drug candidates, from chemical synthesis all the way to formulation and packaging of the final drug product, developing and implementing the Chemistry, Manufacture and Controls information for the resulting drug substances as well as the potential drug products.

The selected candidates then undergo additional studies. Typically about two of them are advanced into IND-enabling GLP Safety/Tolerability studies. One of these is then selected for further evaluation in human clinical trials.

NanoViricides, Inc. is a Fully Integrated Pharma Company

We have strived to minimize the risks inherent in the drug development process. One of the major risks is the manufacture of our nanoviricide drug candidates in a manner to produce consistently quality drugs.

NanoViricides c-GMP-capable Kilogram-Scale Manufacturing Facility for Drug Substance and Drug Products

Manufacturing of drug products for sale, as well as for late stage clinical trials is required to be performed in FDA-registered cGMP manufacturing facilities. Manufacture of drugs for earlier stage clinical trials as well as for IND-enabling GLP Safety/Toxicology studies needs to be performed in a c-GMP-compliant manner.

We discovered early in our development that the existing contract manufacturing operations in the pharmaceutical industry have very limited expertise that would be applicable to our kind of drugs. In order to speed up nanoviricide drug development, save on costs, and ensure quality, we have set up our own manufacturing facility that can scale from discovery qualities of a few grams to clinical trials quantities of a few kilograms.

We believe we are one of the very few small pharmaceutical drug innovators that possess its own cGMP or cGMP-capable manufacturing facility. With our Shelton, Connecticut campus and pilot-scale cGMP-capable manufacturing facility, we have now demonstrated that we are in a position to rapidly advance our drug candidates into clinical trials, produce the pre-clinical “tox package” batches, and the clinical drug substance batches.

We have produced and plan to continue to produce our nanoviricide drugs for clinical trials in this facility. We have the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for the clinical trials of our anti-coronavirus drug, as well as for the anticipated clinical trials of NV-HHV-1 skin cream for the treatment of Shingles. Further, this cGMP-compliant manufacturing capacity is anticipated to be sufficient for commercialization of our RSV drug candidate subsequent to required regulatory approvals thus enabling rapid market entry and revenue generation.

Our cGMP-compliant manufacturing facility is equipped with Class 100 (ISO 5), Class 1000 (ISO 6), and Class 10000 (ISO 7) clean room suites for injectables and other manufacturing operations.

We have in-house all the capabilities necessary for formulation, filling and finishing of our drug products in the following forms: (i) oral syrup, (ii) oral gummies (semi-solid form), (iii) skin creams and (iv) ointments. We plan to employ an external Contract Manufacturing Organization (CMO) for our injectable drug products for the clinical trials as and when required.

We believe that we are in compliance with all material environmental regulations related to the manufacture of our products.

NanoViricides State-of-the-Art Nanomedicines Characterization Lab Supports In-Process QC, Release Testing of Manufactured Drug Substance, Drug Products, as well as R&D

We have a state of the art nanomedicines characterization facility in-house in the same campus that has all the capabilities necessary for in-process quality control as well as release testing and quality assurance of our drug products and for supporting our manufacturing operations as well as our R&D operations. We also have a Bio-Analytical laboratory that we use for various quantitative and semi-quantitative analyses.

NanoViricides BSL2 Virology Lab for Evaluation of Drug Candidates in Cell Culture Studies

In addition to the cGMP-capable manufacturing facilities, we have also brought in-house the capability for testing of our nanoviricide drug candidates against a number of viruses in cell culture studies for early evaluation. We have built a Biological Safety Level-2 (BSL2) Virology Laboratory with attendant cell culture and biochemistry capabilities in our campus in Shelton, CT, certified by the State of Connecticut. We are able to perform drug efficacy and safety studies in cell cultures for multiple different viruses at the same time in this facility, in isolated lab rooms.

We can also study antivirals against certain BSL3 and BSL4 viruses in this facility by developing what are called “pseudovirions”. Pseudovirions are virus particles that cannot replicate, but that have the coat protein of the virus that we want to study (e.g. SARS-CoV-2, Ebola, Marburg etc.) on a viral backbone that is a BSL2 compatible virus. We only require and employ pseudovirions technology where the resulting virus particles cannot replicate. The pseudovirion systems allow evaluation of drug candidates that block the entry of the virus particle into cells, such as entry inhibitors, antibodies, and nanoviricides.

We have developed in-house cell culture screening capability for developing drug candidates against human Coronaviruses (h-CoV) including SARS-CoV-2 pseudovirions, VZV, HSV-1 and HSV-2, Influenzas, HIV, RSV, Ectromelia Mousepox Virus (a model for MPox and Smallpox viruses), and pseudovirion technology for Ebola/Marburg viruses, among others. We believe that this internal screening enables speedy evaluation of a much larger number of candidates than external collaborations allow. We believe this has significantly improved our ability to find highly effective ligands and performing structure-activity-relationship studies of the same in a short time period.

External CROs for GLP and Non-GLP Animal Model Studies, Regulatory Affairs Support, and Clinical Trials

We depend upon external collaborators and Contract Research Organizations (“CROs”) for all of our animal studies that include antiviral efficacy studies, safety and tolerability studies, in both GLP and non-GLP practices. We also depend upon external collaborators and CROs for completing our regulatory filings, designing suitable clinical protocols, as well as for conducting human clinical trials, compiling the resulting data, biostatistics evaluations, and preparation of reports for regulatory filings. We plan on bringing some of the regulatory affairs capabilities in-house in the near future in order to speed up our regulatory processes.

NanoViricides Campus – Fully Owned Asset Group

All of the facilities described above, the land, building, construction, and equipment, are fully owned by NanoViricides, Inc. with no mortgages or liens. This forms a significant and stable part of our long term assets, accounting for over $8 million in long term assets post-depreciation and amortization. The replacement cost of this asset is estimated to exceed $25 million.

We believe NanoViricides, Inc. is one of a few innovation-led small pharma companies that has or is close to having a fully integrated pharmaceutical operation from drug discovery to drug product manufacturing. This sets us apart in the field by substantially de-risking our development programs as well as enabling time and cost savings in the new drug development process.

Fiscal Year 2022 - 2023 in Review

NV-CoV-2 Phase 1a/1b Clinical Trial Encompassing both Safety and Effectiveness Indications for COVID Treatment, and Interim Update on Phase 1a/1b Human Clinical Trial of NV-CoV-2

In the reported year and subsequently to date, we have been working towards the goal of conducting human clinical trials for NV-CoV-2.

The API in NV-CoV-2, namely NV-387, is a broad-spectrum antiviral designed to destroy the virus particle so it cannot infect cells. We believe that NV-387 has broad-spectrum pan-coronavirus activity, and should be effective against the deadly MERS-CoV and SARS-CoV-1 infections, as well as the SARS-CoV-2 and seasonal coronavirus infections, some of which, including hCoV-NL63 and hCoV-OC43 can be deadly.

We previously completed pre-clinical IND-enabling studies on our novel SARS-CoV-2 drug candidate NV-CoV-2 around May, 2021, and thereafter engaged in efforts to enter the drug into clinical studies.

NV-387 was found to be statistically effective in multiple unrelated coronaviruses in cell culture studies, including hCoV-229E and hCoV-NL63. It was also found to be statistically effective in blocking cell infection by pseudovirions of bearing the SARS-CoV-2 Spike protein on their surface. Further, in multiple animal studies of lethal lung infection by hCoV-NL63, NV-387 given by injection, as well as given orally was statistically effective. h-CoV-NL63 produces pathology similar to SARS-CoV-2 in humans and they both bind to the same attachment receptor(s) (S-PG class), as well as the same cognate receptor, namely ACE2. Therefore hCoV-NL63, which requires BSL2 lab, has been widely used as a surrogate for SARS-CoV-2, which requires BSL3/4 labs.

We found that NV-387 was safe, with a No-Observable-Adverse-Event-Level (NOAEL) of 1,200mg/Kg and a Maximum-Tolerated-Dose Level (MTD) of 1,500 mg/Kg in rats. In GLP Safety/Toxicology Studies, NV-387 was found to be safe and no observations (i.e. no adverse events) were reported in cardiotoxicity as well as respiratory and neurologic studies.

We have also found that NV-387 is non-immunogenic, non-mutagenic, and non-genotoxic in appropriate IND-enabling studies. There were no injection-site reactions in any of our studies. NV-387 was therefore presumed non-allergenic; accordingly, allergenicity testing was not required.

Additionally, the pharmacokinetics (PK) of NV-387 in rats as well as in a primate (i.e. human-like species) model, namely, cynomolgus monkeys, was found to produce a plateau in the blood stream in at least the 4-8hr range, after a maximum around 0.5-2 hr range. Further, the PK profile upon multiple repeated dosings over a period of several days suggested accumulation of the drug with clearance extended well beyond 24 hrs. This PK profile is unlike that of most small chemicals, and is reminiscent of sustained-drug-release approaches. This profile enables once daily dosing of NV-387.

We faced substantial difficulties in our efforts to take NV-CoV-2 into clinical trials while the pandemic was raging due to the on-going pandemic restrictions, the saturation of clinical sites, consequent unavailability of CRO’s, and the clinical market dynamics. We were pursuing both US and international possibilities for starting clinical trials with our limited resources. In September 2021, we signed an agreement with Karveer to evaluate the possibility of them sponsoring our COVID drugs for clinical trials in India.

We, in collaboration with Karveer, the Drug Sponsor in India, and PristynCR, a Clinical Research Organization (“CRO”) in India, completed medical writing of the IND-enabling studies including Chemistry, Manufacture and Controls (CMC) and Pre-clinical Safety/Toxicology, Pharmacology, and Animal and Cell Culture Effectiveness Studies. We, together with our collaborators, Karveer, and PristynCR, completed developing the full-fledged Clinical Protocols rapidly and thereafter a complete Clinical Trial Application was submitted by Karveer in India around November, 2022. Karveer received a conditional regulatory approval from the Central Drugs Standard Control Organization and the Drug Controller General of India (“CDSCO/DCGI”) to proceed at the end of January, 2023. The conditions pertained to local clinical trial site related arrangements and approvals. The processes for satisfying these conditions were completed around March/April, 2023.

In March 2023, we consummated a License Agreement with Karveer pursuant to which we outlicensed to Karveer the two COVID drugs namely NV-CoV-2 and NV-CoV-2-R for further development and commercialization in India, as anticipated with the September 2021 engagement. Karveer has retained a local CRO, PristynCR Solutions, Pvt. Ltd., that developed the clinical trial protocols and clinical trial applications. PristynCR is performing the clinical trials at Mahatma Gandhi Mission Medical College and Hospital in Aurangabad, India (MGM). Karveer is managing the entire clinical trial process.

Around March/April, 2023, we completed cGMP-compliant manufacture of the clinical drug products at our own facility and shipped them to Karveer. The clinical process documentation was prepared by the CRO in collaboration with Karveer and the clinical trial site, MGM. Subsequently, initial enrollment work began. On or about June 19, 2023, the first healthy volunteers were dosed in the clinical trial. The clinical trial has continued with interim data reviews and further enrollments as planned.

On June 29, 2023, we announced that the clinical trial of NV-CoV-2 Oral Syrup and Oral Gummies has started. The clinical trial is designed to assess the safety and tolerability of the two drug products in healthy volunteers as well as in PCR +ve COVID patients. The Phase 1a part is a single-ascending dose (“SAD”) protocol study in healthy volunteer subjects and includes three cohorts for each of the drug products with six subjects per cohort. The Phase 1b part is a multiple ascending dose (“MAD”) protocol study. Phase 1b has two subparts. The healthy volunteers subpart of Phase 1b includes three cohorts for each of the drug products with six subjects per cohort. Additionally, the COVID patient subpart of Phase 1b includes three cohorts for each of the drug products with six subjects per cohort. Karveer intends to enroll PCR positive COVID patients with mild-to-moderate disease. All enrolled subjects will be sequestered in a hospital ward set aside for this purpose for the duration of the study in that subject. Clinical observations, Blood Chemistry, and Organ Function Tests are included at different time points and at a follow-up visit post-discharge. In addition, pharmacokinetics of the drug will be studied in the healthy volunteers cohorts. In the COVID cohorts, PCR tests will be conducted to determine when the virus clears. This part is designed to provide information on effectiveness of the drug and also to provide guidance on selection of dosing regimen for Phase II/III clinical trials.

On August 21, 2023, we reported interim communication that 26 out of the target of 36 healthy volunteers in the various cohorts in the Phase 1a Single-Ascending-Dose (“SAD”) have already completed the study. Additionally, 17 of the target of 36 healthy volunteers in the various cohorts in the Phase 1b Multiple-Ascending-Dose (“MAD”) part of the clinical trial had already completed the study by then. As of the date of this report, 26 out of 36 healthy volunteers in the various cohorts in the Phase 1b MAD study have completed the study, and an additional 10 healthy volunteers are expected to be recruited soon. Additionally, PristynCR has requested the Ethics Committee for permission to begin enrolling COVID patients.

No adverse events or serious adverse events were found in the SAD or MAD studies to date, in either the NV-CoV-2 Oral Syrup or the NV-CoV-2 Oral Gummies administration cohorts, even at the highest doses administered. These results are consistent with our pre-clinical safety toxology studies.

Bringing Clinical Programs into FDA Regulatory Processes

While our collaborator Karveer has progressed NV-387 into Phase 1a/1b clinical trials in India, we are now working on how to bring over the results of the clinical trial to the FDA once the reports become available. This would enable us to qualify to begin Phase II or Phase II/III clinical trials of the same drug in the USA for COVID and presumably, for RSV, as well as other potential indications that NV-387 may be a good candidate for their treatment.

Expanding Indications of NV-387: RSV, Other Viruses

Additionally, knowing that NV-387 has broad-spectrum antiviral activity, as mimic of the attachment receptor S-PG class, we began exploration of its antiviral activity against other respiratory viruses.

The first of the target respiratory viruses we chose is RSV. We chose RSV because it is an important life-threatening infection particularly for newborns and children which leads to pneumonia in infants and children, and can result in deaths.

RSV is an Acute Lower Respiratory Infection (ALRI; includes Pneumonia). RSV is a common cause of childhood ALRI and a major cause of hospital admissions in young children. Each year in the United States, an estimated 58,000–80,000 children younger than 5 years old are hospitalized due to RSV infection. Globally, in 2015, 33 million episodes of RSV-ALRI resulted in about 3.2 million hospital admissions, and 59,600 in-hospital deaths in children younger than 5 years. About 45% of hospital admissions and in-hospital deaths due to RSV-ALRI occur in children younger than 6 months.

Yet there is currently no drug for the treatment of RSV infection, which represents a multi-billion-dollar unmet medical need. GrowthPlus Reports, in June 2023, said the market size for RSV therapeutics was worth $1.8 Billion in 2022, and is expected to grow at a CAGR of 18.9%, reaching $8.73 Billion by 2031.

We reported in July 2023, that NV-387 was almost as effective against lethal RSV infection in an animal model as the only known drug active against it, namely, ribavirin, which is a highly toxic drug. More importantly, both oral dosing of NV-387 as gummies, as well as dosing as an injection were successful in combating the RSV infection. Further, the oral bioavailability of NV-387, when comparing for equivalent clinical effect, was found to be quite high, approaching 50%. If the Phase 1a/1b clinical trials of NV-CoV-2 are acceptable then we would be able to engage into Phase II/III clinical trials of NV-387 oral formulations under the RSV indication. These oral formulations, currently named NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies, are likely to be renamed because of their broad-spectrum activity beyond coronaviruses.

We are also continuing additional work on other viruses that are likely to be susceptible to NV-387, that is, viruses that are known to use S-PG class of attachment receptors for infecting cells. This is a huge list that covers many of the viruses we are already working on and many new ones.

Our IND-Ready Drug Candidate, NV-HHV-1 Skin Cream for the Treatment of Shingles

We have previously developed NV-HHV-1 and formulated it as a skin cream for the treatment of Shingles rash, NV-HHV-1 has completed IND-enabling studies. We plan on undertaking further development of NV-HHV-1 into human clinical trials once our NV-387 based drug candidates progress further in clinical trials.

Licenses, Patents, Trademarks, Proprietary Rights: Intellectual Property

Licenses from TheraCour

Our drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour Pharma, Inc. (TheraCour) that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. We have a worldwide exclusive license to this technology for several field of application verticals with specific targeting mechanisms for the treatment of a number of human viral diseases. TheraCour owns approximately 21% of our voting capital stock and, Anil Diwan, our Founder, President and Executive Chairman, owns approximately 90% of TheraCour’s capital stock.

Our drug candidates are licensed from TheraCour, and are developed by TheraCour for the Company on the basis of several patents, patent applications, provisional patent applications, and other proprietary intellectual property know-how held by TheraCour. Unlike usual pharma industry licenses that are specified for single chemical entities or for groups of similar chemical entities, our licenses are specified for the vertical application field of use, thereby providing us with a large universe of diverse development candidates under the same umbrella. Further, the licenses are held by NanoViricides for worldwide use and can be sub-licensed. The licenses can revert only in the case of a default by NanoViricides. The terms of default are such that, effectively, TheraCour would be able to take the licenses back only in the event that NanoViricides declares insolvency and inability to conduct its business.

We have exclusive licenses from TheraCour for drug candidates derived from and based on TheraCour’s technologies for several viruses. In 2005, we obtained a license from TheraCour for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus (INF), Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. Thereafter, on February 15, 2010, we entered into an Additional License Agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types for Dengue viruses (DENV), Japanese Encephalitis (JEV), West Nile Virus (WNV), viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes Keratitis, and Ebola/Marburg viruses. While herpes simplex viruses were already specified as licensed previously, the term “ocular herpes keratitis” was added to this additional license agreement at the specific request of the Company for clarity only. In addition, we completed the process of licensing the VZV (shingles, chicken pox virus) field from TheraCour in November 2019. We further completed the process of licensing antivirals for the field of human coronavirus indications in September 2021 under the COVID agreement. As in the past, as and when advised by counsel, we will seek additional licenses to verticals of antiviral fields from TheraCour. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has requested.

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

For all the licensed fields, we control the research and work TheraCour performs on our behalf and no costs may be incurred without the prior authorization or approval by us.

The TheraCour technologies and patents required for execution of our work in the licensed fields and licensed products are automatically licensed to us even if such technologies and patents are developed after the license agreements themselves.

Patents, Patent Applications, Proprietary Rights

Patents and other proprietary rights are essential for our operations. If our drugs are protected by a properly designed and enforceable patent, it can be more difficult for our competitors to use our technology to create competitive products and more difficult for our competitors to obtain a patent that prevents us from using technology we create. As part of our business strategy, in conjunction with TheraCour, we actively seek patent protection both in the United States and internationally and intend to file additional patent applications, when appropriate, to cover improvements in our compounds, products and technology. We also rely on trade secrets, internal know-how, technological innovations and agreements with third parties to develop, maintain and protect our competitive position. Our ability to be competitive will depend on the success of this strategy.

A new international PCT patent application regarding coronavirus drug candidates, PCT/US21/39050, entitled “Self-Assembling Amphiphilic Polymers As Anti-Covid-19 Agents,” was filed under the Patent Cooperation Treaty (PCT) on June 25, 2021. An additional international PCT patent application that builds on this application regarding coronavirus drug candidates, PCT/US22/35210, entitled “Self-Assembling Amphiphilic Polymers As Anti-Covid-19 Agents,” was filed on June, 28, 2022, with a requested priority date of the 2021 application. Our anti-COVID drugs are based on polymeric micelle nanomedicine technologies developed by TheraCour and its affiliate, AllExcel, Inc. (“AllExcel”). The inventors at AllExcel have filed these two broad PCT patent applications that form the basis of our two lead drug candidates, namely, NV-CoV-2 and NV-CoV-2-R. These new patent applications cover the new technologies, compositions, formulations, processes, manufactured products, and methods of use, among other specifics.

The nominal expiry date for patents resulting from these two PCT applications would be 20 years, after filing and if issued, i.e. June 24, 2041, and could be extended in certain countries under regulatory extensions to as late as into the year 2043, providing a significant commercial runway.

We believe that our drugs by themselves may be eligible for patent protection. We, in conjunction with TheraCour, plan on filing patent applications for protecting these drugs when we have definitive results that enable clinical drug development. We believe this strategy would maximize the available commercial patent life for many of our future drugs well beyond 2043. We intend to file the patent application for HerpeCide before entering human clinical trials, as we have done for our Coronavirus program. The estimated expiry date for the HerpeCide patents, if and when issued, would be no earlier than 2044-2049.

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

We have previously announced certain important issuances of patents on the TheraCour® technology underlying our Nanoviricides® drugs. A total of at least 61 patents have been issued globally, on the basis of the first two international PCT patent families that cover the fundamental aspects of the platform technology we license from TheraCour. Additional patent grants are expected to continue as the applications progress through prosecution processes. All of the resulting patents have substantially broad claims. These patents have nominal expiry dates in 2026 to 2029.

The patent expiry dates can be further extended in several countries and regions for the additional allowances due to the regulatory burden of drug development processes, or other local considerations, such as licensing to a local majority held company. Many countries allow up to five years extension for regulatory delays.

We believe that the novel compositions disclosed in these patent applications, and additional proprietary intellectual property provide the necessary features that enable the development of nanoviricides. We believe that no other published literature materials or existing patents are capable of providing all of the necessary features for this development, to the best of our knowledge. However, we have no knowledge of the extensive active internal developments at a number of companies in the targeted therapeutics area.

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

Out-Licensing to Karveer Meditech Private Limited, India

On March 27, 2023 we entered into a License Agreement with Karveer wherein we granted to Karveer a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. Karveer has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. Karveer shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, Karveer will be reimbursed by us for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30)% of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, Karveer will pay the Company a royalty of seventy (70)% percent of the final invoiced sales less costs to unaffiliated third parties. Diwan, our Founder, President and Executive Chairman, is a passive investor in Karveer. His ownership interest does not provide him with control or significant influence over Karveer.

Trademarks

The Company currently has no registered trademarks.

Corporate Events - Financing

We had approximately $8.1 million cash in hand as of June 30, 2023, the end of the reporting period. We spent approximately $5.7 million in cash on operating activities in the reported year, although our expenditures are expected to increase upon commissioning of additional human clinical trials. Additionally, we have long term assets of $8.1 million post-depreciation and amortization that represent our facilities.

We believe we have sufficient financing to complete at least the initial set of human clinical trials for our most advanced drug candidate, namely, NV-CoV-2, which is anticipated to occur during the coming fiscal year.

On July 8, 2020, we entered into an underwriting agreement (the “Underwriting Agreement” or “Offering”) with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. ( now EF Hutton Group). The Offering was consummated on July 10, 2020, whereby we sold 1,369,863 shares of common stock and a fully exercised underwriters’ over-allotment option of 205,479 additional shares at $7.30 per share. No warrants were issued in this Offering. The net proceeds to us from the Offering was approximately $10.4 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

On July 31, 2020, we entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc. (now EF Hutton Securities) (each a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to the Sales Agents, shares of common stock (the “Placement Shares”), having an aggregate offering price of up to $50 million (the “ATM Offering”).

On March 2, 2021 we sold 814,242 shares of common stock at an average price of $7.83 under the ATM Sales Agreement with the Sales Agents. The net proceeds from the offering were approximately $6.1 million after deducting underwriting discounts and commissions and other offering expenses.

On May 5, 2023, we filed a registration statement on Form S-3 (File No. 333-271706) with the Securities and Exchange Commission (the “SEC”), as amended on May 8, 2023, which registration statement was declared effective by the SEC on May 22, 2023. Under this shelf registration process, we may, from time to time, sell up to $150 million in the aggregate of shares of common stock, shares of preferred stock, debt securities, warrants and units.

On or about August 1st, 2023, the ATM Sales Agreement was amended to name EF Hutton, division of Benchmark Investments, LLC as the only sales agent (the “Agent”) and to remove B. Riley Securities, Inc. as a sales agent. On August 4, 2023, we filed a prospectus supplement relating to the issuance and sale of our common stock, par value $0.00001 per share, having an aggregate offering price of up to $5,713,022 from time to time through or to our Agent. These sales, if any, will be made pursuant to the terms of the amended ATM Sales Agreement between us and the Agent.

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

Our drug development strategies may be influenced by considerations regarding the ability to engage into licensing or co-development relationships with other pharmaceutical companies. Pharmaceutical drug development is an expensive and long duration proposition. Management’s plan is to develop each of our nanoviricides to the necessary stage(s) for potential collaborations. Such licensing or co-development relationships may entail upfront payments, milestones payments, cost sharing, and eventual revenue sharing, including royalties on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to us. We intend to develop our drugs on our own if a suitable collaboration does not occur. As and when needed, management plans to continue to raise additional funds for our continuing drug development efforts from public markets. However, there can be no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us.

Investor Outreach

We have retained Tradigital, Inc. as our investor relations firm. In addition, we have presented at various investor conferences.

On December 6, 2022, Dr. Anil Diwan, presented at the RHK Capital Disruptive Growth Conference in New York City, providing an update on the NV-CoV-2 Clinical Trials Program.

On January 9, 2023, Dr. Anil Diwan, presented at Biotech Showcase in San Francisco, providing an update on the NV-CoV-2 Clinical Trials Program.

On April 4, 2023, we announced that we had out-licensed NV-CoV-2 and NV-CoV-2-R for further development and commercialization in the territory of India to Karveer and that Karveer had obtained regulatory approval in India for starting Phase 1a/1b human clinical trials of NV-CoV-2 Oral Syrup and Oral Gummies for development in India.

On June 5, 2023, Dr. Anil Diwan presented the Company’s assets and current development stage at the BIO International Conference in Boston, MA.

Additionally, we have provided updates on our progress via press releases.

NanoViricides Drug Programs

Our Drug Programs for Coronavirus Infections Including COVID (Table 2.A):

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

The injectable form of NV-CoV-2 is designed for the treatment of hospitalized patients. Initially, we plan on delivering the drug NV-CoV-2 as a 30 minute infusion for hospitalized patients with severe COVID-19.

We plan to reduce the drug administration to a simple, slow-push, I.V. injection rather than the infusion if the data suggest that such injection will be well tolerated and effective. If so, we believe the injections would be for use in non-hospitalized patients that have moderate to severe disease which may require hospitalization if not treated immediately.

The same injectable form of NV-CoV-2 can be directly introduced as a mist into lungs using a simple hand-held nebulizer device. We expect such inhalation would deliver NV-CoV-2 at high concentration directly at the site of viral injury, i.e. the respiratory tract and lungs, for the most direct protective effect on the lungs. Such inhalation, possibly in conjunction with injection or infusion, would likely result in rapid benefit to severely ill, hospitalized patients requiring oxygen assistance.

We are also developing an additional drug product for the treatment of COVID-19 disease:

(iv)	NV-CoV-2-R Solution for Injection, Infusion and Inhalation.

NV-CoV-2-R

In addition to NV-CoV-2 itself as a drug to combat COVID-19, we are also developing another SARS-CoV-2 drug candidate, NV-CoV-2-R, which encapsulates remdesivir inside NV-CoV-2 represents a drug of the Nanoviricides Platform Modality#3 type. While Remdesivir substantially blocks the replication of the virus inside cells, NV-CoV-2 is designed to block the virus outside cells by entrapping it and thereby not allowing it to infect the cells in the first place. Thus NV-CoV-2-R is designed to block both the intra-cellular life cycle of the virus and the extra-cellular life cycle of the virus. Blocking both lifecycles should enable complete control of the viral disease, promising a potential cure. Remdesivir, sponsored by Gilead, is a known antiviral drug that has received full FDA approved for treatment of COVID-19 and has received EUA in many countries. We are developing NV-CoV-2-R on our own, independently of Gilead.

NV-CoV-2-R was observed to provide significant advantages over its encapsulated component remdesivir in terms of substantially superior pharmacokinetics consistent with our expectation in designing this drug by encapsulating remdesivir within our lead drug candidate NV-CoV-2. This encapsulation results in the dual-acting drug candidate NV-CoV-2-R which we believe has the promise of a potential pan-coronavirus cure.

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

NV-CoV-2-R combines (1) the power of the nanoviricides® platform attacking the virus particle outside cells with (2) the power of Remdesivir in attacking the virus reproduction inside cells. Additionally, we believe that (3) NV-CoV-2-R improves the effect of remdesivir by (a) enabling a higher effective concentration of remdesivir in the body and (b) sustaining this higher concentration for a substantially longer period of time, both compared to the standard formulation of remdesivir, as observed in this pharmacokinetic animal study.

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

Oral administrations of NV-CoV-2 as well as NV-CoV-2-R were also found to be highly effective in a lethal coronavirus lung infection rat model. The oral delivery requires more dosing for equivalent effect compared to injectable delivery, as is normal for all drugs except a few that directly work in gastroenteric tract itself. Additionally, the extremely strong safety of our drugs, particularly NV-CoV-2, is expected to be very important for pediatric application.

Therefore we plan to include pediatric cohorts into clinical trials at the appropriate stages.

NV-387 (NV-CoV-2) is Safe

In a NOAEL/MTD Study in rats, there were no clinical signs of immune or allergic reactions such as itching, biting, twitching, rough coat, etc. Further, there were no observable changes in any organs including large intestine or colon on post mortem in gross histology. The only reportable changes observed were, in the highest dosage groups, loosened stools associated with the non-absorption of water, in the colon. In clinical usage, the drug candidates are not anticipated to be administered in such high levels. The objective of this study was to discover the dosage level at which such an effect may occur. Loose or very loose stools at very high dosages in such a study is an expected and acceptable side effect of the polyethylene glycol (PEG) moiety, which we believe forms the backbone of the nanoviricides drug candidates. PEG is used prior to colonoscopy in humans to promote loose stools and internal cleaning of the intestines, by causing non-absorption of water, and is also used as a stool softener to counteract constipation. The NOAEL was estimated at 1,200 mg/Kg and MTD was estimated at 1,500 mg/Kg in rats, demonstrating extremely strong safety of NV-387 in animal model in this study.

Pharmacokinetics of NV-387-Encapsulated Remdesivir Is Substantially Superior to the Standard Remdesivir/SBECD Formulation

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

The increased circulating level of intact remdesivir when given as NV-CoV-2-R encapsulated formulation without any increase in toxicity is significant. It can be expected to result in improved antiviral effectiveness of the remdesivir component in human usage of NV-CoV-2-R treatment. This is important because remdesivir is a highly effective drug in cell culture and pre-clinical studies but does not show clinical effectiveness in humans at levels that would be expected based on its cell culture efficacy due to its rapid metabolism. Additionally, there is very little margin to increase remdesivir dosing in its standard formulation because of dose limiting toxicity.

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

NV-CoV-2 (API NV-387) and NV-CoV-2-R (API NV-387-R) Were Statistically Effective Against Lethal Lung Coronavirus Infection in an Animal Model

NV-CoV-2 and NV-CoV-2-R were found to be statistically effective against a totally lethal lung infection caused by coronavirus NL-63 that uses the same receptor, ACE2 as SARS-CoV-2, and exhibits similar but less severe human pathology compared to SARS-CoV-2, in rats based on multiple indicators:

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

These results clearly indicate statistically effectiveness of NV-CoV-2 as well as NV-CoV-2-R in fighting the coronavirus lung infection and its ill effects, as compared to the FDA-approved drug Remdesivir.

The (1) significant improvement in lifespan by a factor of four to five, and (2) the significant prevention of body weight loss, upon treatment with NV-CoV-2 as well as NV-CoV-2-R as compared to treatment with the FDA-approved Remdesivir are important indicators for potential human clinical success of the Company’s drug candidates.

We studied the effectiveness of these drugs against the human coronaviruses h-CoV-NL63 (NL63) that uses the same ACE2 human cellular protein as receptor to gain entry into cells, as do all variants of SARS-CoV-2 and SARS-CoV-1. Additionally, the human pathology of NL63 infection closely mimics that of SARS-CoV-2, albeit with limited disease severity. NL63 is a circulating human coronavirus that can be used in BSL2 labs. NL-63 is therefore being used as a model for anti-SARS-CoV-2 drug development in various labs including ours (see Chakraborty and Diwan for a review: A. Chakraborty and A. Diwan (2020). “NL63: A Better Surrogate Virus for studying SARS- CoV-2”. Integr Mol Med, 2020, vol.7, pp 1-9, doi: 10.15761/IMM.1000408).

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

The effectiveness of NV-CoV-2-R observed in this study can be understood as a combination of (a) the improvement in the effectiveness of remdesivir due to encapsulation, and (b) the effectiveness of NV-CoV-2 by itself. NV-387-R is a representative of the Nanoviricides Platform Modality 3, whereas NV-387 is representative of the Nanoviricides Platform Modality 1.

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

“Long COVID” or Post-Acute Sequelae of COVID (PASC)

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

We believe that control of the virus infection by an effective therapeutic would minimize such post-COVID after-effects (“Long COVID”) that experts suggest may be linked to a new pro-thrombotic and pro-inflammatory physiological state that is raised in the patient. Thus there is an urgent need for a highly effective therapy for coronavirus variants infection.

We believe NV-CoV-2 will probably be one of the best tools to address the COVID-19 spectrum of diseases, based on the pre-clinical safety and strong pre-clinical efficacy data that we have accumulated of NV-CoV-2 and NV-CoV-2-R, and based on our studies of similar pre-clinical datasets and their correlation to the clinical findings of the currently approved drugs.

Expansion of Indications for NV-387 and NV-387-based Modality #3 Drug Candidates

As previously noted, NV-387 is based on the S-PG class of attachment receptor(s) to which over 90% of human pathogenic viruses are known to bind.

We have also developed NV-387-Rp (as an improvement over NV-387-R), and NV-387-Ribvp as drug candidates that could be potential cures for a large number of viruses based on the activities of NV-387, Remdesivir, and Ribavirin, respectively.

We have therefore engaged in exploring other virus candidates for which NV-387 or its encapsulation-derivatives based on Modality #3 could be effective therapeutics and potential cures.

Our Drug Programs for RSV (Table 2.B):

Our very first exploratory studies towards expanding indications of the API NV-387 have led to successful demonstration of strong effectiveness in an animal model of lethal lung infection by RSV. We believe that we will be able to declare NV-387 as a clinical drug candidate in the near future. We plan to pursue NV-387 as a treatment for RSV infection towards the goal of Phase II/III clinical trials once the Phase 1a/1b trial of NV-CoV-2 (API NV-387) are completed and the report becomes available.

Treatment of RSV Infection Remains an Unmet Medical Need

Two protective antibodies are approved for administering to infants, namely palivizumab (Synagis) and the recently approved nirsevimab (Beyfortus), but not for treatment of RSV infection. Two vaccines have recently been approved for RSV prophylaxis. Arexvy (GSK), and Abrysvo (Pfizer) were approved in May, 2023 for use in adults over 60 years of age and both reduced severity of RSV infection. There are no vaccines currently approved for infants and children.

Nevertheless, there is no drug approved for the treatment of RSV infection, other than the highly toxic Ribavirin that is indicated only as a last resort. Thus there is a significant unmet medical need for a safe and effective RSV therapeutic.

GrowthPlus Reports, in June 2023, said the market size for RSV therapeutics was worth $1.8 billion in 2022, and is expected to grow at a CAGR of 18.9%, reaching $8.73 billion by 2031.

Injectable NV-387 was found to be statistically effective in a lethal direct-lung RSV infection in a mouse model study

In July, 2023, we reported that NV-387 was found to be statistically effective against RSV in a lethal RSV infection animal model study.

Orally administered NV-387 Injection was found to be statistically effective in the same lethal direct-lung RSV infection study

Animals treated with injection vehicle solution alone survived 7 days. Ribavirin, a toxic drug, was used as a positive control. Animals treated with injections of ribavirin survived 16 days, whereas animals treated with injectable NV-387 survived 15 days, almost matching the efficacy of ribavirin treatment.

NV-387 administered by oral gavage was also found to be statistically effective in the same lethal direct-lung RSV infection study.

Animals treated with oral drug vehicle alone survived 7 days. Orally administered Ribavirin, a toxic drug, was used only as a positive control. Animals treated with oral ribavirin survived 16 days, whereas animals treated with oral NV-387 survived 15 days, again almost matching the efficacy of Ribavirin treatment.

Unlike Ribavirin, NV-387 has been found to be safe in preclinical studies. Therefore, it would be possible to increase the dose level or frequency of NV-387 to increase its effectiveness. Thus this study demonstrated that NV-387 is an effective drug candidate for the treatment of RSV infection with significant patient benefits.

NV-387 demonstrated very high oral bioavailability in this study

The dosing of NV-387 orally given was twice as much as that given by I.V. injection to compensate for oral bioavailability. The apparent oral bioavailability of NV-387 based on efficacy parameters appears to be of the order of almost 50% in this study, a very high value.

NV-387 can advance directly into Phase II Human clinical trials for RSV treatment

It is expected that NV-387 can be advanced into Phase II studies against RSV once the current Phase I studies of NV-CoV-2 (which contains the same API, NV-387) are completed. This will significantly speed up the development of the RSV drug, save costs, and improve return on investments (ROI).

Our Drug Programs for Varicella Zoster Virus (VZV), Cause of Shingles and Chickenpox (Table 2.C):

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

Several additional indications in the HerpeCide™ program, including skin creams for the treatment of “genital ulcers” (HSV-2), and for the treatment of “cold sores” (HSV-1”) are expected to follow the shingles candidate into clinical development

NV-HHV-1 is a Virus-Family-Specific drug candidate based on the Nanoviricides Platform Modality #2. The ligand used therein copies features of the HerpesVirus Entry Mediator (HVEM), which is the receptor used for cell entry by HSV-1 and HSV-2. It was not known whether VZV uses HVEM.

As part of the IND-enabling development of our topical skin cream for treatment of shingles rash, we have performed a substantial amount of safety and toxicology studies. We performed non-GLP safety toxicology studies in a rat model with two of the development stage candidates first. Both candidates were extremely well tolerated and no adverse events occurred. These safety/toxicology studies along with efficacy studies in the Human Skin Organ Culture model of Dr. Moffat, led us to identify a clinical candidate, namely, NV-HHV-1. We have performed IND-enabling non-GLP Safety Toxicology studies of this clinical candidate in multiple animal species. NV-HHV-1 was well tolerated at all dosages tested and none of the parameters tested were affected. A GLP Safety/Toxicology study of dermal treatment in mini-pigs also found that NV-HHV-1 was well tolerated as a skin cream. These safety results are in agreement with histopathological observations in the human skin organ culture model studies.

We manufactured NV-HHV-1 in a cGMP-compliant manner at our own facility for its IND-enabling GLP Safety/Toxicology study. The drug substance, or active pharmaceutical ingredient (API) was produced at approximately 1Kg-scale. Drug products, i.e. different dose levels of the skin cream, were made at scales of 3-5kg batches.

We have conducted a Pre-IND Meeting with the FDA regarding NV-HHV-1 as treatment for Shingles rash, and received a response from the FDA in May, 2019. In particular, the Agency agreed that the Company’s strategy for drug substance and drug product acceptance criteria is adequate. The Agency further agreed that the IND-enabling non-clinical studies proposed by the Company are generally adequate. The FDA also stated that the proposed design of the IND-opening human clinical studies appears reasonable at this time. The FDA made valuable suggestions in the pre-IND response. The additional non-clinical studies recommended by the Agency were generally consistent with our then-planned IND-enabling non-clinical studies. These studies have been completed subsequent to the Pre-IND Meeting.

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

Importantly, NV-HHV-1 has shown broad-spectrum activity against HSV-1 (cause of “cold sores”), HSV-2 (cause of “genital ulcers”), and VZV (the varicella-zoster virus, that causes chickenpox in children and immune-compromised humans, and shingles in adults). We therefore believe that NV-HHV-1 Skin Cream may be useful as a topical treatment of HSV-1 “cold sores” and HSV-2 “genital ulcers” in addition to treatment of Shingles skin rash.

Our other HerpeCide program candidates in progress at present are mostly based on NV-HHV-1, thereby maximizing return on investments and shareholder value.

HerpeCide™ Drug Candidates Based on HVEM, the Potential Common Cognate Entry Receptor for the Nine Human Viruses in the Orthoherpesviridae Family Enable Additional Indications (Modality #2, #3) :

As previously noted, NV-HHV-1 is based on copying the herpesvirus binding site on the human cellular receptor HVEM. Therefore, NV-HHV-1 is likely to be a potential pan-herpesviridae nature of our anti-HSV drug candidates is expected to enable several anti-herpesviral indications. HSV-1 primarily affects skin and mucous membranes causing “cold sores”. HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3), aka varicella-zoster virus (VZV) causes chickenpox in children and, when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye.

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

Many of the herpesvirus family infections may also warrant systemic therapeutics (oral or injectable) in addition to topical therapeutics, for greater effectiveness. As demonstrated with NV-387 oral bioavailability, we believe we have potentially orally available drug candidates in the herpesvirus drugs pipeline.

We are also developing possibly even more effective pan-herpes drugs compared to NV-HHV-1 based on Modality #3, i.e. by encapsulating replication inhibitors inside the polymeric micelle “belly” of NV-HHV-1. We have developed derivatives of the well-known anti-herpes drug acyclovir for efficient encapsulation within NV-387 for this purpose. Further, the treatment of herpes virus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need. We are developing replication-inhibitors addressing this resistance issue as well, that we plan on encapsulating within NV-HHV-1.

It is known that many of the human herpesvirus infections produce lifelong latent infections. The Modality #3 drugs we are making are expected to reduce the breakout frequency of such latent infections and may eventually cure the infection completely after repeated treatment. This is likely because it is well known that even repeated application of acyclovir-class of drugs in some patients leads to reduction in the breakout frequency or recurrence of herpe labilis (“cold sores”) caused by HSV-1. We do not expect that HHV-6A or HHV-6B infection could be cured by the Modality #3 approach because these two viruses are known to integrate their genome into human cells.

With additional indications in the diseases caused by viruses in the herpes virus family, it is likely that our HerpeCide program could expand into a much broader product pipeline than previously anticipated. We anticipate that many of these new drugs would be variations on our current drug candidate for VZV, namely, NV-HHV-1. This should simplify drug development pathway and also maximize the Return on Investments (ROI).

We are developing drugs against three indications in the HerpeCide program in parallel at present, namely, HSV-1 “cold sores” (orolabial herpes and recurrent herpes labialis or RHL), HSV-2 “genital ulcers”, and VZV shingles. We are developing topical treatments (skin creams or lotions) for these three indications. All of the drug candidates in these three leading indications comprise common chemistry features and are based on the same family of ligands and polymers, enabling efficient parallel development. Our parallel development of these indications maximizes return on investment and shareholder value.

Of these, the shingles indication program has resulted in the clinical drug candidate NV-HHV-1, for which we are in the process of clinical trial design and clinical site selection, which will be a part of the IND application.

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

Including the HerpeCide program explained above, we currently have about eleven different drug development programs, attesting to the strength of our platform technology.

We have chosen to focus strategically on the applications of NV-387 which was developed as a pan-coronavirus drug initially, and which appears to have a much broader spectrum of activity.

HSV-1, HSV-2, Ocular Herpes Keratitis

We believe that a skin cream for the control of HSV-1 “cold sores” (herpes labialis, and recurrent herpes labialis or RHL) is another drug candidate that may be close to entering human clinical trials. We have already achieved strong success in animal studies against HSV-1, as discussed above.

We believe that we will be able to successfully develop a drug candidate for Ocular Herpes Keratitis (HK) as well. HK is caused by HSV-1 or HSV-2 infection of the external eye. We are developing this drug as topical eye drops or eye lotion, in order to achieve maximum local drug effect while minimizing systemic exposure. We plan on testing these drug candidates against adenoviruses as well, to determine if the same drug would also be effective against epidemic keratoconjunctivitis (EKC, the severe “pink eye” disease). If the same drug works against herpes virus and adenovirus infections of the eye, we expect this drug may cover almost 99% of all external eye viral pathologies.

We also believe that we will be able to develop a drug against HSV-2 genital herpes. We plan on developing a skin cream for this indication, to maximize local effectiveness.

Viral Acute Retinal Necrosis (v-ARN)

We are also exploring additional indications of its anti-herpes drug candidates that are expected to broaden the pipeline and require limited development work. In particular, certain eye diseases of the retina have been causatively linked to herpes viruses. For example, most cases of viral Acute Retinal Necrosis (ARN), a disease that leads to severe loss of vision and can lead to blindness, have been linked to VZV and HSV-2, with some also associated with HSV-1 or CMV infection of the eye. It is believed that, HSV-2 ARN in children and adolescents may result from undiagnosed and asymptomatic neonatal HSV-2 infection, which has reactivated several years later from latency in a cranial nerve and entered the retina. Currently, intravenous treatment followed with oral acyclovir derivatives daily for several months to years and sometimes intravitreal (into the eye) foscarnet injections are therapeutically employed with limited effectiveness, establishing the potential of effective antiviral therapy to avoid blindness as well as multiple surgeries related to retinal detachment. A highly effective antiviral that can be injected into the eye infrequently and provides sustained antiviral therapeutic effect over a long period of time for ARN is an unmet medical need.

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

Our DengueCide™ Program

We intend to reengage the DengueCide program if and when non-dilutive funding such as research grants become available to us. At present we have not applied for any grants for this program.

Our HIVCide™ Program

We intend to re-engage the HIVCide program once the HerpeCide drug candidates enter human clinical trials, resource permitting. Previously, the drug candidates in the HIVCide™ program were found to have effectiveness equal to that of a triple drug HAART cocktail therapy in the standard humanized SCID-hu Thy/Liv mouse model. Moreover, the nanoviricides were long acting. Viral load suppression continued to hold for more than four weeks after stopping HIVCide treatment. We believe that this strong effect and sustained effect together indicate that HIVCide can be developed as a single agent that would provide “Functional Cure” from HIV/AIDS. We believe that substantially all HIV viruses can be cleared upon HIVCide treatment, except the integrated viral genome in latent cells. This would enable discontinuation of treatment until HIV reemerges from the latent reservoir, which may be several months without any drugs. Moreover, we believe that this therapy would also minimize the chances of HIV transmission. These drug candidates are effective against both the R5 and X4 subtypes of HIV-1 in cell cultures. We believe that these drug candidates are “broad-spectrum”, i.e. they are expected to be effective against most strains and mutants of HIV, and therefore escape of mutants from our drugs is expected to be minimal. Certain anti-HIV nanoviricides have already been demonstrated that appear to provide extended viral load suppression for as long as 30 days or more even after stopping the drug, in animal studies. Given the chronic nature of HIV/AIDS, such a drug that has long sustained effect is expected to provide significant benefits to the patient. We believe once a week dosing is possible for our anti-HIV drugs. Anti-HIV drug development is both expensive and slow because of the nature of the animal studies that require SCID mice whose immune system is destroyed and then replaced by surgically implanting and growing human immune system tissues in the mouse body. Due to our limited resources, HIVCide development is further hampered.

Adenoviral EKC

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

Other Drug Programs: “Disease X”, MPox, Smallpox, Acute Flaccid Myelitis (AFM, EV68), Polio, Pediatric Acute Adenoviral Hepatitis, Ebola/Marburg, Rabies and Others (Table 2.G)

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

NV-387-Ribvp, Potential Cure, Pandemic Preparedness, Viral “Disease X” Scenario

In addition to NV-387, we have developed NV-387-Ribvp, a Nanoviricide Platform Modality#3 type drug candidate for treatment of RSV and potentially many other viral infections. NV-387-Ribvp is made up of NV-387 that encapsulates within the belly of the polymeric micelle, a pro-drug of Ribavirin which is a known active drug against many viruses. The clinical use of ribavirin is limited by its toxicity, specifically to red blood cells, that can lead to failure of kidneys, liver and spleen at high dosages. We believe that encapsulation within NV-387 may limit these toxicity concerns, as well as make Ribavirin available for a significantly longer period of time (PK improvement), enabling better effectiveness.

Ribavirin is the standard drug of choice in unknown “Viral Disease X” (i.e. unknown or novel virus) scenarios, as well as against viruses that do not have any known therapeutic, including RSV. Thus we believe that NV-387-Ribvp could qualify as a Pandemic Preparedness and Response drug and would be an ideal candidate for National Stockpiling in the USA and possibly other countries, should its development progress successfully.

Our Smallpox/MPox/Poxviruses; “Acute Flaccid Myelitis” (AFM) (EV68); Polio; and AD-71 Pediatric Hepatitis Programs

In response to the last year’s MPox virus (MPXV) epidemic, we began a limited drug development program to treat MPXV patients. While this epidemic quieted down relatively rapidly with societal/behavioral changes and rapid mobilization of a smallpox vaccine as well as a smallpox drug from the US National Stockpile, experts expect that this virus will become endemic in the Western world, as it is in the African subcontinent (https://www.cdc.gov/poxvirus/monkeypox/cases-data/technical-report/report-3.html#dynamics).A vaccine against smallpox appears to have substantial effectiveness in protecting vaccinated persons from MPXV infection. The only currently available drug, tecovirimat (TPOXX®, SIGA), approved for smallpox, has a low resistance barrier for virus mutations, i.e., the virus can readily escape it by simple mutations, and has other limitations on its use.

Thus there remains an urgent need for broad-spectrum drugs that can treat MPXV, smallpox, and other poxviruses.

Additionally, in response to the ongoing pediatric “acute flaccid myelitis” (AFM, a disease that can lead to paralysis) cases that appear to be on an uptick, we initiated a limited broad-spectrum drug development program for the treatment of Enterovirus D68 (EV68), the cause of AFM, and potentially other enteroviruses including the poliovirus. Cases of polio have begun to emerge in the United States. Apparently due to loss of “herd immunity” as the poliovirus immunizations in childhood have dropped, the cases are caused by what is believed to a be a revertant of the attenuated strain of poliovirus that is used for vaccination in certain underdeveloped countries.

Another important pediatric disease is severe hepatitis that is caused by Adenovirus 71.

We intend to run the MPXV, EV68, and AD71 programs by initially evaluating the Company’s existing drug candidate library for effectiveness. If effective existing drug candidates are found, we intend to undertake additional work as well as seek additional financing, preferably via non-dilutive funding sources.

To date, the Company does not have any commercialized products. The Company continues to add to our existing portfolio of products through our internal discovery and clinical development programs and also seeks to do so through an in-licensing strategy.

This year, we have further focused our programs and prioritized them with the result that our first drug candidate NV-387 is now in human clinical trials.

Large Market Sizes – The Company Targets an Overall Anti-Viral Drug Market Size that Exceeds $40B

We have not attempted to evaluate the market size of coronavirus drug candidates. During the pandemic, it is clear that hundreds of billions of dollars were spent on vaccines and therapeutics for COVID-19 treatment worldwide. However, as we had expected, the overall number of cases and their severity appears to be going down with newer waves of COVID variants. Yet, novel SARS-CoV-2 variants continue to evolve and continue to improve in their transmissibility, infectiousness, as well as vaccine and antibody avoidance. SARS-CoV-2 can be considered a globally endemic coronavirus now, similar to Influenza. Additionally, our drug, NV-CoV-2 (API NV-387) is pan-coronavirus and would work against the existing seasonal coronaviruses, novel variants of SARS-CoV-2, as well as the lethal sporadic coronaviruses MERS and SARS-CoV-1, Based on these considerations, it can be expected that the market size for anti-coronavirus drugs will continue to be in several billions of dollars.

The current market size for RSV drugs is estimated to be about $2 Billion, and expected to grow to about $8 Billion by 2030.

The current market size for drugs for the treatment of different herpes simplex infections is estimated to be approximately $2-4 billion. We believe that when an effective topical treatment is introduced, the market size is likely to expand substantially, as it has for several drugs in the antivirals, oncology, and other areas.

If a highly effective drug against HSV-1 and HSV-2 recurrences is developed, we believe the Herpesvirus Drugs market size would explode, as was seen with Hepatitis C virus.

Severe cases of shingles may lead to hospitalization in several thousand cases in the USA every year. In addition, shingles appearing on the face may reach the eye and may cause significant vision issues. In addition to the older inactivated chickenpox virus vaccine, Shingrix®, a two-dose vaccine has recently been introduced. However, due to the severe side effects in a significant percentage of persons taking this vaccine at its first dose, compliance as well as market penetration may be limited.

The outpatient treatment market size for shingles at present is limited, because of the limited effectiveness of existing drugs. An effective drug could expand this market into billions of dollars globally.

The market size for severe cases of shingles may be approximately one billion dollars. These estimates take into account the Shingrix® vaccine as well as existing vaccines. About 500,000 to 1 million cases of shingles occur every year in the USA alone.

In addition, the estimated market size for an effective anti-Influenza drug is expected to be in tens of billions of dollars. The current estimate of anti-influenza drug market size is approximately $4 billion. The current market size for anti-HIV treatments is in excess of $20 billion. Other drugs in our pipeline, taken together, are estimated to be several billion dollars in market sizes.

Our focus at present is on the coronavirus program and additional indications of the same drug, NV-387 for other viruses such as RSV. Our next priority is the topical treatments for different herpes virus infections in the HerpeCide program, as listed elsewhere in this report. We plan on re-engaging our Influenza and HIV programs when sufficient resources become available.

About the Priority Levels for Our Drug Development Programs:

The priority levels for our drug development programs are set forth in the tables below. The priority levels of A and B are our current focus, with priority level C to be taken up next for advanced preclinical and clinical development. Priority levels D, E, F, and G are longer term than priority levels A, B, C, and we work on those projects as we have resources available.

NanoViricides Drug Pipeline in the CoronaVirus Program: Drugs Against SARS-CoV-2 and Variants (COVID-19) (Table 2.A)

NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies Drug Products are in Phase 1a/1b Clinical Trial with COVID indication. We plan on adding PhaseI/II clinical trials of the NV-CoV-2 Injectable Solution for moderate to severe COVID-19 disease indication as the clinical trials of the oral forms provide safety data. With the decrease in hospitalizations for COVID-19, the clinical trials for hospitalized COVID-19 patients are expected to become more complex and difficult to run, primarily due to the difficulty of recruiting patients. It is likely, given the strong effectiveness of the API NV-387 against RSV, that we would be able to pursue Treatment of RSV Infection in Phase II for Oral as well as Injectable formulations of NV-387 (currently the drug products are called NV-CoV-2) (Table 2.B).

Table 2. A. Broad-Spectrum Antiviral to Treat Coronavirus Infections SARS-CoV-2 and Seasonal Coronaviruses (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	NV-CoV-2 Oral Gummies
●Mild to Moderate COVID-19
●Non-hospitalized
●Patients of all ages, pediatric to over 65; with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
●MERS, SARS-CoV-1
			Phase 1a/1b in Progress	A
2	NV-CoV-2 Oral Syrup
●Mild to Moderate COVID-19
●Non-hospitalized
●Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
●MERS, SARS-CoV-1
			Phase 1a/1b in Progress	A
3	NV-CoV-2 Injectable Solution for Injection, Infusion or Inhalation: Use for Injection or for Infusion
●Moderate to Severe COVID-19
●Hospitalized or with Urgent Risk of Hospitalization
●Patients of all ages, pediatric to over 65; with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
●MERS, SARS-CoV-1
			IND-Preparation	B
4	NV-CoV-2 Injectable Solution for Injection, Infusion or Inhalation: Use for Inhalation and for Infusion
●Moderate to Severe COVID-19, requiring Oxygen Support
●Hospitalized or with Urgent Risk of Hospitalization
●Patients of all ages, pediatric to over 65; with or without co-morbidities
●Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●Seasonal coronavirus afflictions
●MERS, SARS-CoV-1
			IND-Preparation	B

Broad-Spectrum Antiviral NV-387 - Additional Indications : RSV (Modality #1) (Table 2.B)

Table 2.B. Broad-Spectrum Antiviral NV-387 - Additional Indications : RSV (Modality #1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	●RSV Infection ●Non-hospitalized ●Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase 1 (Under COVID)	B
2	Oral Syrup, API NV-387	●RSV Infection ●Non-hospitalized ●Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities	Phase 1 (Under COVID)	B
3	Injectable Solution, API NV-387 Use for Injection or for Infusion	●RSV Infection ●Hospitalized ●Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	B
4	Injectable Solution , API NV-387 Use for Inhalation and for Infusion	●RSV Infection ●Hospitalized, Severe Disease ●Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	B

VZV Program; NanoViricides Drug Products in Development (Modality #2) (Table 2.C)

VZV (HHV-3) Nanoviricides Efficacy Evaluation at the Moffat Lab at the SUNY Upstate Medical Center, Syracuse, NY.

In October 2016, we entered into an agreement with SUNY Upstate Medical University for the testing of its nanoviricides® drug candidates against varicella zoster virus, i.e. the shingles virus. The research was performed in the laboratory of Dr. Jennifer Moffat and included in vitro human cell culture and ex vivo human-skin model studies to explore inhibition of VZV replication by our nanoviricides drug candidates towards selection of a clinical lead drug.

VZV is restricted to human tissue and only infects and replicates in human tissue. Dr. Moffat has extensive experience in VZV infection and antiviral agent discovery. Dr. Moffat has developed the human skin organ culture VZV infection model for the evaluation of therapeutics. This model is a good representative model of natural VZV infection in humans as well as an important model for evaluating antiviral activity, because it demonstrates behavior similar to the skin lesions caused by VZV in human patients.

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

On July 10, 2017, the Company announced the results of successful initial testing of our anti-herpes drug candidates in the ex vivo human skin patch organ culture (“SOC”) model performed by Dr. Moffat. The anti-shingles nanoviricides drug candidates achieved dramatic reduction in infection of human skin by the VZV, the shingles virus in this study. These findings corroborate the previously reported findings of inhibition of VZV infection of human cells in culture. The antiviral effect of certain nanoviricide drug candidates was substantially greater than the effect of the standard positive control of cidofovir added into media. Even more remarkably, the effect of these nanoviricides drug candidates was equivalent to a topical formulation of 1% cidofovir applied directly onto the skin patch. A topical skin cream containing 2% cidofovir is clinically used in very severe cases of shingles. However, the cytotoxicity of cidofovir is known to cause ulceration of the skin to which it is applied, followed by natural wound healing.

Based on these studies, we selected NV-HHV-1 as the clinical drug candidate.

Further IND-Enabling Development of NV-HHV-1

Since then we completed manufacturing development and scale-up of the skin cream for Shingles treatment, NV-HHV-1. We have also completed certain IND-enabling Safety/Toxicology studies of NV-HHV-1 at BASi, Indiana. We held a pre-IND meeting for NV-HHV-1 with FDA whereby we received a written response in May, 2019. Thereafter we were in the process of completing our IND package including additional required studies and establishing relationship with a CRO. In January, 2020 we began to devote our attention to developing a drug against COVID-19, and focused on the COVID-19 program after finding leads around April-May 2020.

We worked with the Moffat Lab, initially for optimization of the drug candidates and chemistries, and thereafter towards clinical drug candidate selection. We plan on re-engaging this collaboration as we advance the Shingles drug NV-HHV-1 into an IND.

VZV Program; NanoViricides Drug Products in Development (Modality #2) (Table 2.C)

Table 2.C. VZV Program; NanoViricides Drug Products in Development (Modality #2)
No.	Virus	Drug	Indications	Development Stage	Priority
1		NV-HHV-1 Dermal Topical (“Skin Cream”)	● Mild to Moderate Shingles with Limited Body Coverage ● Non-hospitalized	IND-Preparation (Phase I/II). Pre-IND Meeting with FDA Conducted.	C
2	Varicella-Zoster Virus (VZV)	NV-HHV-1 Oral Gummies	● Mild to Moderate Shingles with More Extensive Body Coverage ● Mild to Moderate Chickenpox ● Non-hospitalized	Pre-Clinical	C
3	Causes Chickenpox in children and immuno-compromised persons. Causes Shingles in adults.	Oral Syrup
●
Mild to Moderate Shingles
●
Mild to Moderate Chickenpox
●
Non-hospitalized
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	D
4	Causes Post-herpetic Neuralgia (long lasting pain after obvious shingles ulcers have healed).	Injectable Solution, for Injection or Infusion	● Moderate to Severe Shingles ● Moderate to Severe Chickenpox ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	D
5		NV-HHV-1 Oral Gummies	● Post-Herpetic Neuralgia (PHN) ● Non-hospitalized	Pre-Clinical	E
6		Oral Syrup	● Post-Herpetic Neuralgia (PHN) ● Non-hospitalized ● Patients that require drug titration	Pre-Clinical	E
7		Injectable Solution, for Injection or Infusion	● Post-Herpetic Neuralgia (PHN) ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

HSV-1 Program; NanoViricides Drug Products in Development (Modalities #2, #3) (Table 2.D)

Table 2.D. HSV-1 Program; NanoViricides Drug Products in Development (Modalities #2, #3)
No.	Virus	Drug	Indications	Development Stage	Priority
1	Herpes Simplex Virus -1 (HSV-1)	Dermal Topical (“Skin Cream”)	● Mild to Moderate “Cold Sores” with Limited Body Coverage ● Non-hospitalized	Pre-Clinical	D
2	Causes Orolabial ulcers (“Cold Sores”); Recurrent Herpes Labialis (RHL)	Oral Gummies	● Mild to Moderate “Cold Sores” with More Extensive Body Coverage ● Non-hospitalized ● Recurrent Herpes Labialis	Pre-Clinical	D
3	Causes Ocular Herpes Keratitis (HK) Causes viral Acute Retinal Necrosis (vARN)	Oral Syrup
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

HSV-2 Program; NanoViricides Drug Products in Development (Modalities #2, #3) (Table 2.E)

Table 2.E. HSV-2 Program; NanoViricides Drug Products in Development (Modalities #2, #3)
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
●
Mild to Moderate Genital Ulcers with More Extensive Body Coverage
●
Non-hospitalized
●
Recurrent Herpes Genitalis
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	E
4	Causes viral Acute Retinal Necrosis (vARN)	Injectable Solution, for Injection or Infusion	● Moderate to Severe HSV-2 Lesions ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

Eye Diseases Caused by Herpesviruses (HSV-1, HSV-2, VZV); (Modalities #2, #3) (Table 2.F)

Table 2.F. Eye Diseases Caused by Herpesviruses (HSV-1, HSV-2, VZV); (Modalities #2, #3)
No.	Disease	Drug	Indications	Development Stage	Priority
1	Herpes Keratitis (HK) Generally Caused by HSV-1 or HSV-2	Ocular Solution	● Mild to Moderate Herpes Keratitis ● Non-hospitalized	Pre-Clinical	F
2		Oral Gummies	● Mild to Moderate Herpes Keratitis ● Non-hospitalized	Pre-Clinical	F
3		Oral Syrup	● Mild to Moderate Herpes Keratitis ● Non-hospitalized ● Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities	Pre-Clinical	F
4		Injectable Solution	● Moderate to Severe Herpes Keratitis	Pre-Clinical	F
5	viral Acute Retinal Necrosis (v-ARN) Generally Caused by HSV-1, HSV-2, or VZV.	Injectable Solution (for Intra-Ocular Injection)	● Moderate to Severe viral Acute Retinal Necrosis (v-ARN)	Pre-Clinical	F

All Other Programs; “Disease X” (Novel Pandemic Preparedness); MPox, Smallpox; AFM, Polio (Enteroviruses); Adenoviral Pediatric Hepatitis; Herpesviruses Expansion; HIV; Influenza; Dengue; Ebola/Marburg; Rabies; and R&D for Cures of Persistent Viruses (Table 2.G)

Table 2.G. All Other Programs; NanoViricides Drug Products in Development
	Program	Virus	Indications	Development Stage	Priority
1	“Disease X”,	Unknown or Novel Virus	Treatment	NV-387-Rp, NV-387-Ribvp, Others (Modality #3)	TBD
2	Mpox Treatment	Mpox Virus, Smallpox, Poxviruses	Poxvirus family viral infection	Screening Existing Drugs in Our Pipeline (Modality #1, #2, #3))	TBD
3	Enterovirus 68 Treatment	Enterovirus 68 or Related Viruses	Acute Flaccid Myelitis (AFM)	Screening Existing Drugs in Our Pipeline (Modality #1, #2, #3))	TBD
3	Adenovirus 71 Treatment	Adenovirus 71 or Related Viruses	Severe Pediatric Hepatitis Caused by Adenovirus 71	Screening Existing Drugs in Our Pipeline (Modality #1, #2, #3))	TBD
4	HerpeCide™ Program Expansion Drug Projects	EBV, HCMV, HHV-6A, HHV-6B, HHV7, KSHV	Broad-Spectrum nanoviricides against different herpes viruses for different indications	Screening Existing Drugs in Our Pipeline (Modality #1, #2, #3))	E
5	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	Preclinical (Modality #2)	E
6	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide - towards a Potential Cure	R&D (Modality #3, #4)	E
7	FluCide™ Broad-Spectrum Anti-Influenza nanoviricide	All Influenza A	Injectable FluCide™ for hospitalized patients	Preclinical (Modality #2)	F
		All Influenza A	Oral Flucide™ for outpatients	Preclinical (Modality #2)	F
8	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Viral Diseases of the External Eye	Preclinical	F
9	DengueCide™	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical (Modality #1, #3)	F
10	Other Nanoviricides Drug Projects	Ebola/Marburg, Rabies, Others	Broad-Spectrum nanoviricide drugs against different viruses and indications	R&D Various Modalities.	G
11	Long Term Projects	Various Persistent Viruses	Technologies for Cures for Persistent (Latent) Viral Diseases	R&D Various Modalities.	G

Broad and Expanding Drug Pipeline Enabled by the NanoViricides Platform Technology

As can be seen from these extensive lists of drug development programs and targets, we have been making tremendous progress year-over-year in bringing highly effective anti-viral drugs based on our novel technology platform into human clinical studies.

We believe that with the human clinical trials in our coronavirus program, we will be able to accumulate the evidence of human safety and effectiveness that would help us achieve meaningful partnerships with Big Pharma. We are also working on obtaining non-dilutive funding for various programs and projects in our pipeline. At present, we have sufficient funding to take us through the ongoing Phase 1a/1b clinical trials for our COVID-19 drug candidate, NV-CoV-2. We believe that as we achieve proof of principle in human studies, we will be able to attract substantially greater market valuation and investor funding for further progress of these drugs towards approval and commercialization. We believe that once we have revenues from commercialization of our first drug or from partnership, we will be able to engage in further speeding up the development of programs in Tables 2.C through 2.G.

Management’s beliefs are based on results of pre-clinical cell culture studies, ex vivo tissue-based studies (e.g. human skin patch or a culture model), and in vivo animal studies using small animals.

Drug Development Plan

We intend to perform the regulatory filings and own all the regulatory licenses for the drugs we are currently developing. We will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials. With sourcing of materials from TheraCour, we prefer to manufacture these drugs in our own facility. However, we may manufacture these drugs under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. We intend to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. We plan to market these drugs either on its own or in conjunction with marketing partners. We also plan to actively pursue co-development, as well as other licensing agreements with other pharmaceutical companies, both in the USA as well as internationally. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to us. Such licensing and/or co-development agreements may shape the manufacturing and development options that we may pursue.

Competition

Our products in development target a number of diseases and conditions that include several different kinds of viral infections. There are many commercially available products for some of these diseases and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat some of these diseases. Most of these companies have substantially greater financial and other resources, larger research and development staffs, and extensive marketing and manufacturing organizations. When and if we are able to successfully develop products, they would compete with existing products based primarily on:

●	efficacy;
●	safety;
●	tolerability;
●	acceptance by doctors;
●	patient compliance;
●	patent protection;
●	ease of use;
●	price;

●	insurance and other reimbursement coverage;
●	distribution;
●	marketing; and
●	adaptability to various modes of dosing.

Several companies have advanced drug candidates for the management of COVID-19. Remdesivir, an antiviral drug, has received full approval, but requires repeated infusions and has limited clinical effectiveness. Oral Molnupiravir (Merck and Ridgeback) has received EUA but it has very poor effectiveness and well-known risks of mutagenicity, and is not widely used. Oral Paxlovid (a combination of nirmatrelvir and ritonavir tablets taken together, Pfizer) has received full approval but was only effective in the population at high risk of hospitalizations such as persons with co-morbidities and over age 65. Its use in persons not listed is considered off-label, and recent clinical report has shown that it has no benefits relative to placebo treatment in these groups. Also in a certain percentage of cases Paxlovid has been shown to cause viral resurgence after achieving COVID-negative status upon treatment. Several antibodies had received EUAs, but all of these have been revoked due to loss of efficacy as new variants emerged. None of the available drugs attack the external circulating virus particles or block the re-infection cycle as NV-CoV-2 is designed to do. Thus, their mode is complementary to NV-CoV-2 and combination therapy with one of these drugs and NV-CoV-2 may yield substantial benefits. We also note that none of these drugs in development attack the complete lifecycle of the virus as NV-387-Rp is designed to do, to the best of our knowledge.

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

There are currently no approved drugs for the treatment of diseases caused by VZV, namely, Shingles, PHN, and Chickenpox. Valcyclovir or other acyclovir-class drugs are often prescribed orally but have little effect on shingles because VZV has an ineffective vTK enzyme, as opposed to HSV-1 and HSV-2, that is required for activating these drugs. Cidofovir is used in extreme cases of Shingles, but it is highly toxic, limiting benefit of the drug, limiting drug dosage and causing significant side effects. Several pain relievers are being developed to treat shingles pain and also the PHN pain.

Thus, a safe and effective treatment against VZV is an unmet medical need.

We are aware of no approved drugs for the treatment of viral diseases of the external eye.

The current approved drugs for influenza include the neuraminidase inhibitors Tamiflu, Relenza, and Peramivir, anti-influenza drugs that are sold by Roche, Glaxo SmithKline (GSK), and BioCryst partners, respectively. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza a virus have generally become ineffective because of significant viral resistance to the approved M2 channel inhibitors especially in the US. Several companies are developing anti-influenza drugs at present. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, and RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development. Xofluza (baloxivir), developed by Shionogi Pharma (Japan) is approved in Japan and in the USA, licensed by Roche/Genentech. It is an influenza endonuclease inhibitor. It appears to be substantially more effective than existing drugs in reducing viral load and viral shedding, but did not have any effect on the length of the influenza disease course. Importantly, the resistance barrier for all of these drugs is rather low, and resistant mutants have arisen in the field. Thus there is an unmet medical need for an effective and safe pan-Influenza drug that the virus is unlikely to escape.

There are a growing number of anti-HIV drugs being sold or in advanced stages of clinical development. Companies with HCV and HIV products include Gilead, Bristol-Myers Squibb Company (BMS), Roche, Boehringer Ingelheim, Merck & Co., Inc. (Merck), in addition to several other pharmaceutical and biotechnology firms.

Some antibody drugs have become available for Ebola/Marburg viruses, but are generally expensive, require infusion, and have poor acceptance. There are no drugs available for the treatment of Dengue viruses, Hendra/Nipah Viruses, and many others that are considered potential pandemic threats.

Currently there are two accepted methods of rabies prophylaxis: rabies vaccines and rabies immune globulin, manufactured by many foreign and multinational manufacturers including Aventis Pasteur and Chiron (acquired by Novartis). These accepted methods would be the standard against which our new anti-rabies drug in development will be judged.

Vaccines are in development for many of these viral diseases. Many vaccines have significant side effects. According to the Western Australian Vaccine Safety Surveillance – Annual Report 2021, the rates of serious adverse events with COVID-19 vaccines were at 260-300 per 100,000 whereas the rates for all other vaccines were about 11 per 100,000. The rate of myocarditis/myopericarditis was 0.4 per 100,000 doses of Vaxzevria (Astra-Zenecka), 4.5 per 100,000 doses of Comirnaty (Pfizer), and 7.3 per 100,000 doses of Spikevax (Moderna). The mRNA vaccines appear to have greater numbers of serious adverse events while overall COVID vaccines had thirty-times more events than the other vaccines in general use. (https://www.health.wa.gov.au).

In order to compete successfully, we must develop proprietary positions in patented drugs for therapeutic markets. Our products, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

Government Regulation

Our operations and activities are subject to extensive regulation by numerous government authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these regulations, product development and the product approval process is very expensive and time consuming.

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

FDA Approval Process

The FDA must “license” a drug before it can be sold in the United States. Other countries have similar regulatory processes, and most are being harmonized under the ICH guidelines (ICH stands for The International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use). As of the date of this filing, the FDA has approved other nano-particulate drugs including Emend® by Merck and Rapamune® by Wyeth, as well as others.

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

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future, will be completed successfully or within any specified time period, or will be acceptable to the appropriate regulatory agency (e.g. CDSCO/DCGI in India) or FDA without further work. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

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

Regulatory Review and Approval Process in India

The Central Drugs Standard Control Organisation (CDSCO) under Directorate General of Health Services, Ministry of Health & Family Welfare, Government of India is the National Regulatory Authority (NRA) of India. The Drug Controller General of India (DCGI) heads CDSCO. The Drugs & Cosmetics Act,1940 and rules 1945 have entrusted various responsibilities to central & state regulators for regulation of drugs & cosmetics. It envisages uniform implementation of the provisions of the Act & Rules made thereunder for ensuring the safety, rights and well being of the patients by regulating the drugs and cosmetics. Under the Drugs and Cosmetics Act, CDSCO is responsible for approval of Drugs, Conduct of Clinical Trials, laying down the standards for Drugs, control over the quality of imported Drugs in the country and coordination of the activities of State Drug Control Organizations by providing expert advice with a view of bring about the uniformity in the enforcement of the Drugs and Cosmetics Act.

The regulatory process in India operates under ICH guidelines. After submission of a Clinical trial Application, the Office of DCGI reviews the application, and usually holds a briefing meeting with the Drug Sponsor. If satisfactory, the DCGI would approve the clinical trial application, generally with conditions that have to be satisfied prior to actually beginning dosing. There are requirements for interim reports as well as there are provisions for unannounced inspections. After completion of a given phase of clinical trial, the drug sponsor would then prepare a report and file for the next phase of clinical trials. In case of a health emergency, applications may be processed in an expedited timeframe and approvals for commercial use of the drug may be provided at the end of Phase 2 with requirements for further data collection. Normally, the new drug approval application would be submitted after completion of a Phase 3 clinical trial. Thereafter, the CDSCO and expert committees organized by the CDSCO will review the application for approval or denial.

Other Foreign Regulatory Review and Approval

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

We must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of such product in those countries. The requirements and processes governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In addition, we, and our partners, may be subject to foreign laws and regulations and other compliance requirements, including, without limitation, anti-kickback laws, false claims laws and other fraud and abuse laws, as well as laws and regulations requiring transparency of pricing and marketing information and governing the privacy and security of personal information. If we, or our partners, fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Time Schedules, Milestones and Development Costs

In the ensuing fiscal year, we hope to meet several important milestones towards establishing human proof-of-concept for the Nanoviricides Platform:

●	Phase 1a/1b studies for the coronavirus clinical drug candidate API NV-387, as drug products NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies.
●	File an IND for RSV treatment for Phase I and Phase II human clinical trials with the appropriate NV-387 based drug product, and resources permitting, begin human clinical trials for RSV treatment indication.

After the Coronavirus and RSV programs clinical trials are in progress, we plan on completing an effective clinical trial plan for our Shingles drug candidate to reengage human clinical trials for the shingles treatment program.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond our control.

Management believes it has sufficient financing to pursue its COVID-19 drug candidate NV-COV-2 through the current Phase 1a/1b human clinical trials based on currently available finances. There is no assurance we will be successful in obtaining sufficient financing on terms acceptable to us to fund complete drug development through approval. We cannot provide assurance that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We have estimated approximately $600,000 for the Phase 1a/1b clinical trials. We have estimated approximately $1,500,000 for the Phase II clinical trials for RSV indication. The total cost of these Phase I and Phase II trials could be significantly more. If so, we may need to raise additional funds to support continued program development through Phase II and Phase III studies at least and revenue realization.

Drug Development Status

The Company has limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget, and our projected timeline of drug development.

The work-plan we have developed for the next twelve months is expected to enable us to complete the Phase 1a/1b clinical trials in the coronavirus drug program and, provided that our clinical plan is approved by the regulatory agency, to begin Phase 2 human clinical trials for coronavirus or RSV indications or both, resources permitting. Given our dependence on external collaborators for the regulatory affairs, IND-enabling studies and study reports, Clinical Trial CROs and other services providers, we cannot provide time estimates. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We are experiencing extreme staffing constraints as well as facility and resources constraints. We note as a risk factor that these resource constraints may cause further delays in our estimated timelines.

We have taken on the most important risk in nanomedicines, that of enabling cGMP manufacture, with consistent product from batch to batch, "head on" so to speak. Having established critical quality parameters in our manufacturing processes and having accomplished cGMP-compliant scale-up of manufacturing from starting materials to API to formulation to fill-finish-packaged-labeled drug products, we believe that we have minimized the risk related to manufacturing capabilities.

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

This work-plan is expected to reduce certain risks of drug development. We have completed the work plan in the last year leading us to successfully completing IND-enabling Non-GLP and GLP Safety/Toxicology and Pharmacology studies that have established excellent safety and efficacy of our anti-coronavirus drug candidates in animal models, preparing and filing of investigator’s brochure and clinical trial applications with our collaborators, and have achieved regulatory approvals. We believe these data will also enable us to file appropriate IND application(s) to the FDA for coronavirus as well as RSV indications. We believe that in the ensuing fiscal year we will be able to complete Phase 1a/1b human clinical trials of our pan-coronavirus drug products and obtain valuable information on the safety and tolerability of our anti-coronavirus clinical drug candidate in humans. If our human clinical studies in COVID-19 program are not successful, we will have to develop additional drug candidates and perform further studies, or further advance our other programs, for example RSV, VZV, HSV-1 or HSV-2 drug candidates, into human clinical trials. If our studies are successful, we would be more confident in further developing our Coronavirus, RSV, HerpeCide as well as other program drug candidates and may be in a position to re-engage our highly valuable drug programs including HIVCide and FluCide.

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

Management also intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies for further development of NV-CoV-2 and other drugs in our pipeline. Management intends to use equity-based and debt financing, as required, to fund the Company’s operations and to raise additional capital for conducting human clinical trials as we advance our pipeline towards IND stage. There can be no assurance that we will be able to obtain the additional financial resources necessary to fund our anticipated obligations over the next year.

We are a clinical stage company and will continue in this drug development stage until generating revenues from the sales of our products or services.

Our Collaborations and Service Contract Agreements

Our development model is to employ collaborations and service contract relationships with renowned academic labs, government labs, as well as service contracts with external service providers in order to minimize our capital requirements.

All of our agreements provide for the evaluation of nanoviricides® substances created and provided by the Company to the Laboratory (or Collaborator). In general, the Laboratory is compensated for certain material and personnel costs for these evaluations. The evaluations involve in vitro and in vivo scientific studies at the Laboratory using their established protocols. In some cases, we provide scientific input regarding certain modifications to their protocols as may be needed. The Laboratory returns the results and data to us. The Laboratory is allowed to publish the results after allowing time for us to protect intellectual property (IP) as needed. We send nanoviricides as well as positive control (i.e. known therapeutics) and negative control (i.e. known not to work) compounds as needed in a fully formulated, ready to use form, to the Laboratory. All IP related to the nanoviricide materials, their formulations and reformulations, and their usage, rests with us. Any IP developed by the Laboratory regarding their own know-how, such as laboratory tests and protocols, their modifications, etc. rests with the Laboratory. Joint inventions are treated as per applicable US Laws.

We try to choose the scientific laboratories with the most appropriate facilities and know-how relating to a particular field for the evaluation of an antiviral agent developed by us. In addition, we try to work with more than one laboratory for the evaluation of an antiviral agent developed by us. We also try to work with more than one laboratory for a given group of viruses whenever possible. We seek to improve confidence by obtaining independent datasets for corroboration of the efficacy and safety of the nanoviricides we develop. Further, we try to minimize dependence on a particular Laboratory for the development of any specific drug candidate in our product pipeline.

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

On September 9, 2021 the Company entered into a License Agreement with TheraCour for an exclusive, worldwide license to use, promote, offer for sale, import, export, sell and distribute products for the field comprising anti-viral treatments for coronavirus derived human infections (the “CoV Agreement”). The licensed field includes antiviral drugs to treat SARS-CoV-2 and its variants that cause the COVID-19 disease resulting in a global pandemic that continues to rage through the world, wave after wave, as new variants develop and take hold. There was no upfront cash payment for the license and the compensation terms were generally consistent with prior licenses, and are summarized below.

Under the CoV Agreement, we have obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute antiviral drugs that treat human Coronavirus infections using TheraCour’s proprietary as well as patented technology and intellectual property, including the new patent application cited above. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We will not make any upfront cash payments to TheraCour and we have agreed to the following milestone payments to TheraCour: 100,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) upon the execution of the Agreement; 50,000 shares of Series A Preferred Stock after the grant of the approval of Licensee’s Investigational New Drug (IND) Application, or its equivalent; cash payments of $1,500,000 after the initiation of Phase I clinical trials or its equivalent; $2,000,000 after the completion of Phase 1 Clinical Trials or its equivalent for at least one product within twelve (12) months from the date of the acceptance of the IND; $2,500,000 no later than six (6) months after the completion of Phase 2A Clinical Trials or its equivalent for at least one product within twenty (24) months from the date of the completion of Phase 1 or its equivalent; 100,000 shares of Series A Preferred Stock after the initiation of Phase 3 clinical trials or its equivalent; and, at TheraCour’s option, $5,000,000 in cash or 500,000 shares of Series A Preferred Stock, no later than six (6) months after the completion of Phase 3 Clinical Trials or its equivalent for at least one product within thirty-six (36) months from the completion of Phase 2 Clinical Trials or its equivalent. In addition, we agreed to pay to TheraCour fifteen percent (15%) of net sales of licensed products and any income from sublicensed products, consistent with previous agreements. Under the CoV Agreement, TheraCour retains the exclusive right to develop and manufacture the Licensed Products. The Agreement contemplates that the parties will enter into a separate Manufacturing and Supply Agreement for the commercial manufacture and supply of the drug products if and when we intend to engage into commercialization of the drugs. The CoV Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights, as with prior agreements. The Series A Convertible Preferred Shares are only convertible upon a “change of control” of the Company as defined in its full specification, are non-transferrable and have no trading market. Each Series A share carries 9 votes, and is convertible only upon a change of control into 3.5 shares of the Company’s common stock.

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

In consideration for the CoV Agreement the Company issued 100,000 shares of the Company’s Series A preferred shares upon execution of the agreement in 2021. The Company also issued 50,000 shares of the Company’s Series A preferred shares upon the grant of an IND to perform clinical trials which are being sponsored by our licensee and collaborator Karveer in India, in April 2023. On June 19, 2023, the Company was notified that the Company’s licensee, Karveer had commenced volunteer recruitments for Phase 1a/1b clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the CoV Agreement a third Milestone payment of $1,500,000 became due 5 days after the start of Phase 1a/1b clinical trials. The Company issued a Convertible Promissory Note to TheraCour in lieu of a cash payment of $1,500,000 on July 19, 2023 for the third milestone payment. The Note bears simple interest at the rate of 12% per annum and matures on January 19, 2025. The principle of the Note is convertible, at TheraCour’s option, into shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price specified in the terms and conditions contained within the Note. No payments are due under this Note until maturity.

Development costs and other costs charged by TheraCour for the years ended June 30, 2023 and 2022 were approximately $2,536,000 and $2,369,000, respectively. At June 30, 2023, approximately $233,000 was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2023.

TheraCour is affiliated with the Company through Dr. Anil Diwan, our Founder, President, and Executive Chairman, who owns approximately 90% of the capital stock of TheraCour which itself owns 470,959 shares of the Company’s outstanding common stock and 350,000 shares of the Company’s Series A preferred stock at June 30, 2023.

Karveer Meditech, Private Limited.

On March 27, 2023 the Company entered into a License Agreement with Karveer, wherein the Company granted to Karveer a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID-19 in patients in India (“Karveer COVID License”). Karveer has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and is acting as clinical trials manager for such clinical trials. Karveer is in the process of establishing a manufacturing plant for some of those medicines. Karveer shall provide NanoViricides with all reports of the clinical trials and the Company has the rights to use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, Karveer will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, Karveer will pay the Company a royalty of seventy percent (70%) of the final invoiced sales less the cost of sales and goods sold to unaffiliated third parties. The Company has not received any invoices from Karveer, but has received a budget that the Company has incorporated in its cash budget projections. After review of the existing status and progress of the clinical trials, the Company has estimated and accrued $100,000, as of June 30, 2023, as an expense for research and development. On June 19, 2023 Karveer commenced the equivalent of Phase 1 clinical trials in India.

Karveer is owned by the Diwan family, consisting of four siblings and their immediate families. Dr. Diwan has an undivided share in the Diwan family interest in Karveer. The number of shares is not currently available. Consequent to and subsequent to the Karveer COVID License, Karveer is deemed to be a related party.

Meeta Vyas.

Meeta Vyas is the Company’s Chief Financial Officer and is married to Dr. Anil Diwan. Due to her marriage to Dr. Anil Diwan, Meeta Vyas is deemed to be a related party,

Employees

As of June 30, 2023 the Company had approximately seven full time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

Further, the Company’s common stock is listed on the NYSE-American. The NYSE-American Exchange requires additional corporate governance, financial and reporting requirements.

The Company is fully compliant with the requirements of the NYSE-American regarding requirements for independent board members and board committee compositions.

Website

Our website address is www.nanoviricides.com. Information on our website is not incorporated by reference herein.

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

Description of Property

The Company’s principal executive offices are located at 1 Controls Drive, Shelton, CT, and include approximately 18,000 square feet of office, laboratory, and cGMP-capable drug manufacturing space. These facilities are fully owned by the Company, and not subject to any mortgage or debt.

We subcontract the laboratory research and development work to TheraCour, pursuant to the License Agreement with TheraCour. The work is performed in our own laboratory facility in Shelton, CT. Management believes that the space is sufficient for the Company to monitor the developmental progress at its subcontractors.

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

We are a clinical drug development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment. Our proposed products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

●	the absence of an operating history;

●	the lack of commercialized products;

●	insufficient capital;

●	expected substantial and continual losses for the foreseeable future;

●	limited experience in dealing with regulatory issues; the lack of manufacturing experience and limited marketing experience;

●	an expected reliance on third parties for the development and commercialization of our proposed products;

●	a competitive environment characterized by numerous, well-established and well capitalized competitors;

●	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our ability to become profitable depends primarily on the following factors:

●	our ability to develop drugs, obtain approval for such drugs, and if approved, to successfully commercialize our nanoviricide drug(s);

●	our R&D efforts, including the timing and cost of clinical trials; and

●	our ability to enter into favorable alliances with third parties who can provide substantial capabilities in clinical development, regulatory affairs, sales, marketing and distribution.

Even if we successfully develop and market our drug candidates, we may not generate sufficient or sustainable revenue to achieve or sustain profitability.

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2023, we had a cash and cash equivalent balance of $8,149,808. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of $131,080,749 at June 30, 2023. Such losses are expected to continue for the foreseeable future.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

While we believe we have sufficient cash to be able to take our NV-CoV-2 drug candidates, into initial human clinical trials, we currently do not have sufficient resources to complete the development, clinical trials, and commercialization of any of our proposed products. Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations. Management believes that as a result of the management plan, our existing resources and access to the capital markets will permit us to fund planned operations and expenditures. However, we cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

We have limited experience in drug development, and may not be able to successfully develop any drugs.

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

Our drug candidates are in their clinical and pre-clinical developmental stages. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. Our success will depend on our ability to achieve scientific and technological advances and to translate such advances into reliable, commercially competitive drugs on a timely basis. Drugs that we may develop are not likely to be commercially available for several years. The proposed development schedules for our drug candidates may be affected by a variety of factors, including technological difficulties, proprietary technology of others, and changes in government regulation, many of which will not be within our control. Any delay in the development, introduction or marketing of our drug candidates could result either in such drugs being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in “Risk Factors”, we may not be able to complete successfully the development or marketing of any drugs.

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

We have limited manufacturing expertise and we may have to rely on external manufacturers.

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

We have no products on the market and except NV-CoV-2 (NV-387) which is in Phase 1a/1b clinical trials, all of our other product candidates are in preclinical development. In particular, none of our product candidates, other than NV-CoV-2 (NV-387), have ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity and potency of our product candidates.

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

We will be unable to proceed with our business plan without obtaining additional financing to support our budgeted Clinical Development, Pre-Clinical Research and Development and other costs.

We believe we have sufficient funds on hand to take one drug candidate into initial human clinical trials.

We have estimated a total cash expenditure budget of approximately $7.1 million for the period of July 2023 through October 2024 of which approximately $4.1 million is expected to be spent on research and development for our drug candidates, including the human clinical trials of our lead drug candidate NV-CoV-2 for treatment of coronavirus diseases, an IND filing for RSV indication, and approximately $3 million is budgeted for general and administrative expenses.

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

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Products that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	pre-clinical study results that may show the product to be less effective than desired (e.g., a clinical trial fails to meet its primary objectives) or to have harmful or problematic side effects;
●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or an IND and later NDA, preparation, discussions with the FDA, an FDA request for additional pre-clinical or clinical data or unexpected safety or manufacturing issues;
●	manufacturing costs, pricing or reimbursement issues, or other factors that make the product not economical; and
●	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

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

We have limited experience in conducting or supervising clinical trials that must be performed to obtain data to submit in concert with applications for approval by the FDA. The regulatory process to obtain approval for drugs for commercial sale involves numerous steps. Drugs are subjected to clinical trials that allow development of case studies to examine safety, efficacy, and other issues to ensure that sale of drugs meets the requirements set forth by various governmental agencies, including the FDA. In the event that our protocols do not meet standards set forth by the FDA, or that our data is not sufficient to allow such trials to validate our drugs in the face of such examination, we might not be able to meet the requirements that allow our drugs to be approved for sale.

Because we have limited experience in conducting or supervising clinical trials, we plan to continue to outsource our clinical trials to third parties. We have no control over their compliance with procedures and protocols used to complete clinical trials in accordance with standards required by the agencies that approve drugs for sale. If these subcontractors fail to meet these standards, the validation of our drugs would be adversely affected, causing a delay in our ability to meet revenue-generating operations.

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

Our ability to earn sufficient returns on our drug candidates may depend in part on the extent to which government health administration authorities, private health coverage insurers and other organizations will provide reimbursement for the costs of such drugs and related treatments. Significant uncertainty exists as to the reimbursement status of newly approved health care drugs, and we do not know whether adequate third-party coverage will be available for our drug candidates. If our current and proposed drugs are not considered cost-effective, reimbursement to the consumers may not be available or sufficient to allow us to sell drugs on a competitive basis. The failure of the government and third-party payers to provide adequate coverage and reimbursement rates for our drug candidates could adversely affect the market acceptance of our drug candidates, our competitive position and our financial performance

We will rely upon licensed patents to protect our technology. We may be unable to obtain or protect such intellectual property rights, and we may be liable for infringing upon the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies and the proprietary technology of others for which we have entered into licensing agreements. We have exclusive licenses from TheraCour to novel technologies, proprietary technologies, and knowhow, some of which has been filed in patent applications, and we expect to file patents of our own in the coming years. There can be no assurance that any of these patent applications will ultimately result in the issuance of a patent with respect to the technology owned by us or licensed to us. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us or to others. Further, we rely on a combination of trade secrets, know-how, technology and nondisclosure, and other contractual agreements and technical measures to protect our rights in the technology. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business and financial condition could be materially adversely affected.

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

The Company does not hold the rights to any other patents nor does the Company conduct its own research and development to develop other products to manufacture and sell. In addition, TheraCour is the sole developer of our licensed products and we are required to pay TheraCour fees for indirect and direct costs incurred by TheraCour for its licensed products. Therefore, we are dependent upon TheraCour for all of our product development needs. If the Company’s Agreement with TheraCour is terminated, it is unlikely we will be able to commence revenue-generating operations or that the Company could continue operating at all.

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

Certain of the patents, which comprise the intellectual property that we license, expire between 2026 and 2028. While we believe the patent holders may seek additional patent coverage that may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan and we currently do not have any products for sale. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our products and product candidates, we may be open to competition from generic versions of such methods and devices.

We lack suitable facilities for clinical testing; and rely on third parties.

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

We have not previously manufactured products in the highly regulated environment of pharmaceutical manufacturing. There are numerous regulations and requirements that must be maintained to obtain licensure and the permits required to commence manufacturing, as well as additional requirements to continue manufacturing pharmaceutical products. We own facilities that we use to manufacture clinical quantities of any products that might be developed by us. We believe that this cGMP-capable facility may allow us to produce limited quantities of a drug after approval for initial market entry, and that such an effort may make commercial sense if the treatment course requirements and afflicted patient populations are limited, and if the remuneration for the treatment course is appropriate. However, we do not own, nor lease facilities suitable for cGMP manufacture of any of our drug candidates in large commercial quantities, nor do we have the resources at this time to acquire or lease suitable facilities. At present, we have not retained any contract manufacturing organizations (CMO) for commercial manufacture or for clinical product manufacture.

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

We are an early stage development company with limited resources. We do not currently have any products available for sale, and have not secured sales and marketing staff at this early stage of operations. We cannot generate sales without a sales or marketing staff and we cannot guarantee we will be successful in developing one. Even if we were to successfully develop approvable drugs, we will not be able to sell these drugs if we or our third-party manufacturers fail to comply with manufacturing regulations.

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

We license our core technology from TheraCour and we are dependent upon them as they have exclusive development rights. If we lose the right to utilize any of the proprietary information that is the subject of this license agreement, we may incur substantial delays and costs in development of our drug candidates

We have entered into Material License Agreements with TheraCour. TheraCour has exclusive rights to develop exclusively for us, the materials that comprise the core drugs of our planned business. TheraCour is a development stage company with limited financial resources and needs the Company’s progress payments to further the development of the nanoviricides. We control the research and work TheraCour performs on our behalf and no costs may be incurred without our prior authorization or approval.

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

The Company believes that Dr. Anil Diwan, our President and Executive Chairman is critical to the success of the Company. The Company is a limited beneficiary of a certain amount of key man insurance for Anil Diwan that the Company maintains. However, there can be no assurances that the amount of the key man insurance coverage would be sufficient to provide replacement of this key officer for continuing the Company’s operations in a timely manner, should such an event arise.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Dr. Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of June 30, 2023, owned 4.0% of our common stock, and 350,000 shares of the Company’s Series A preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

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

Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of June 30, 2023. The material weakness in internal control over financial reporting resulted from the lack of timely review of the Company’s 10-K. The material weakness had not been remediated as of June 30, 2023. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. We have implemented a remediation plan to remediate this material weakness.

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

Our Coronavirus drug candidates would compete with the already approved therapies (either EUA or full approvals).

Our RSV drug does not have any direct competition at present but there are two protective antibodies as well as two vaccines for RSV, although there are no approved treatments other than the highly toxic last-resort drug, ribavirin.

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

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral. BioCryst Pharmaceuticals, Inc. has achieved FDA approval for IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of uncomplicated influenza. Peramivir is approved in Japan and had obtained emergency use authorization in the US. Its effectiveness during multiple clinical trials was found to be severely limited. Recently, a new drug, Xofluza (Baloxavir marboxil), developed by Shionogi, Inc., has been approved in Japan, USA, and most of the world by Genetech/Roche. It is an influenza viral endonuclease PA inhibitor. Other drugs in this class are in clinical trials. So are drugs targeting the m7G cap-snatching activity (PB2) of influenza virus such as VX787, and antibodies. Several H5N1 bird flu, and influenza novel H1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

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

Risks Related to the Securities Markets and Investments in Our Common Stock

General securities market uncertainties resulting from international turmoil.

International securities markets have become highly unstable in the aftermath of extensive spending by the governments to combat COVID-19, the rise in energy prices resulting from the Russian war in Ukraine, the political, social and economic effects of this war, changes in governments leading to changes in monetary and fiscal policies, inflation, and other external factors. As a result, the markets may not be available to us for purposes of raising required capital at the time we need it. Should we not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible we may be unable to sustain the level of spending required to pursue our strategic plan and may have to reduce the planned future growth and scope of our operations.

If we do not meet the continued listing standards of the NYSE American our common stock could be delisted from trading, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NYSE MKT (now known as “NYSE American”), a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share,” fail to meet stockholders equity requirements, or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE American may issue a non-compliance letter or initiate delisting proceedings. If our securities are delisted from trading on the NYSE American and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

At June 30, 2023, shareholders of the Company held 1,492,542 shares of restricted common stock, or approximately 12.8% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of June 30, 2023, we had 11,698,497 shares of common stock outstanding, 8,004 warrants convertible to 8,004 shares of common stock, and 547,674 shares of Series A preferred stock convertible into 1,916,859 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2023, 1,492,542 of 11,698,497 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition the 547,674 shares of Series A preferred stock are restricted and convertible into 1,916,859 shares of common stock only upon of a change of control of the Company.

Approximately 862,576 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 3: LEGAL PROCEEDINGS.

From time to time, we are a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is listed on the NYSE-American under the symbol “NNVC”.

Number of Shareholders.

As of June 30, 2023, a total of 11,698,497 shares of the Company’s common stock are outstanding and held by 152 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 10,205,955 shares are unrestricted, of which 0 shares are held by affiliates, 862,576 shares are restricted securities held by non-affiliates, and the remaining 629,966 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, “us” and “NNVC” refer to NanoViricides, Inc., a Delaware corporation.

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

The Company may seek to add additional virus types to its drug pipeline as the Company progresses further. The Company would then need to negotiate with TheraCour or an unrelated party appropriate license agreements to include those of such additional viruses that the Company determines it wants to follow for further development. Historically, the Company initiates negotiations for additional licenses when initial exploratory research determines that a viable drug candidate for the targeted field is possible. We are seeking to add to our existing portfolio of products through our internal discovery pre-clinical development programs and through an in-licensing strategy.

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

The Company plans to develop several drugs through the preclinical studies and clinical trial phases with the goal of eventually obtaining approval from the United States Food and Drug Administration (“FDA”) for these drugs. The Company plans, when appropriate, to seek regulatory approvals in several international markets, including developed markets such as Europe, Japan, Canada, Australia, and Emerging Regions such as Southeast Asia, India, China, Central and South America, as well as the African subcontinent. Seeking these regulatory approvals would only occur when and if one or more of our drugs have significantly advanced through the FDA and international regulatory process. If and as these advances occur, the Company may attempt to partner with more established pharmaceutical companies to advance the various drugs through the approval process.

The Company intends to perform the regulatory filings for the drugs it is currently developing. The Company will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials. The Company may manufacture these drugs itself, or under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. The Company intends to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. The Company plans to market these drugs either on its own or in conjunction with marketing partners. The Company also plans to actively pursue co-development, as well as other licensing agreements with other pharmaceutical companies. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to the Company. Such licensing and/or co-development agreements may shape the manufacturing and development options that the Company may pursue.

Although we have been able to develop nanoviricide drug candidates for multiple indications that are safe and effective in pre-clinical studies there can be no assurance that we will have sufficient resources to be able to successfully obtain regulatory approvals, manufacture, and market these products to commence revenue-generating operations.

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

In summary, we are developing and sourcing compounds and preparing nano-materials; performing experiments involving preclinical studies using cell cultures and animal models of efficacy and safety, advancing drug candidates against different indications into IND-enabling safety/toxicology studies, and we have advanced our first drug candidate for treatment of COVID into Phase 1a/1b clinical studies. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2023 and June 30, 2022.

Comparison of the Year End June 30, 2023 to the Year Ended June 30, 2022

Revenues - The Company is a non-revenue producing entity.

Operating Expenses - Research and development expenses for the year ended June 30, 2023 increased approximately $608,000, to approximately $6,392,000 from approximately $5,785,000 for the year ended June 30, 2022. This year-to-year increase is generally attributable to the increase in license fees. General and administrative expenses increased approximately $222,000 to approximately $2,551,000 for the year ended June 30, 2023 from approximately $2,329,000 for the year ended June 30, 2022. The increase in general and administrative expenses is generally attributable to an increase in legal and professional expenses and investor relations expenses.

Interest Income - Interest income was approximately $356,000 and approximately $12,000 for the years ended June 30, 2023 and 2022, respectively. Interest income increased due to higher interest rates for the majority of the year ended June 30, 2023 offset by lower cash balances.

Interest Expense- The Company has incurred interest expense of approximately $900 and $5,000 for the years ended June 30, 2023 and June 30, 2022 respectively. The decrease results from the repayment of an insurance loan in October 2022.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2023, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $37,391,000. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2023, the Company had a net loss of approximately $8,589,000, or a basic and fully diluted loss per share of $0.74 compared to a net loss of approximately $8,107,000, or a basic and fully diluted loss per share of $0.70 for the year ended June 30, 2022. The increase in the Company’s net loss for the year ended June 30, 2023 from the year ended June 30, 2022 of $482,000 is generally attributable to increased license milestone expenses incurred in the year ended June 30, 2023.

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

The Company has signed several cooperative research and development agreements with TheraCour, and expects to enter into additional cooperative agreements with other governmental and non-governmental, academic, or commercial, agencies, institutions, and companies. There can be no assurance that a final agreement may be achieved and that the Company will execute any of these agreements. However, should any of these agreements materialize, the Company will implement a system to track these costs by project and account for these projects as customer-sponsored activities and show these project costs separately.

The following table summarizes the primary components of our research and development expenses as allocated, during the periods presented in this Annual Report on Form 10-K.

R&D Cost Allocations

		Year Ended
	Program	June 30, 2023	June 30, 2022
1	Pan-Coronavirus Drug Program (Including COVID)	$6,092,414	$5,684,862
2	RSV	200,000	0
3	HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2) and VZV Indications: Cold Sores, Genital Ulcers, Shingles and ARN	100,000	100,000
	Total	$6,392,414	$5,784,862

Our Shingles Skin Cream, has completed IND-enabling studies, and we intend to file an IND for this drug after the pan-coronavirus program and RSV program drugs are into clinical trials. We have completed scale-up as well as c-GMP-compliant manufacture of NV-387, the drug substance (API) in NV-CoV-2, and the drug products NV-CoV-2 Orals Syrup and NV-CoV-2 Oral Gummies clinical batches. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates, including two or more drug candidates in the HerpeCide program will also enter into IND-enabling studies. We intend to further re-engage our FluCide and HIVCide drug development programs once we have established our platform technology with the Coronavirus and HerpeCide program drug candidates.

Financings

On May 5, 2023, we filed a registration statement on Form S-3 (File No. 333-271706) with the Securities and Exchange Commission (the “SEC”), as amended on May 8, 2023, which registration statement was declared effective by the SEC on May 22, 2023. Under this shelf registration process, we may, from time to time, sell up to $150 million in the aggregate of shares of common stock, shares of preferred stock, debt securities, warrants and units. The entire amount of $150 million remains available for sale as of the date of this filing.

On or about August 1st, 2023, the ATM Sales Agreement was amended to name EF Hutton, division of Benchmark Investments, LLC as the only sales agent (the “Agent”) and to remove B. Riley Securities, Inc. as a sales agent. On August 4, 2023, we filed a prospectus supplement relating to the issuance and sale of our common stock, par value $0.00001 per share, having an aggregate offering price of up to $5,713,022, from time to time through or to our sole sales agent, EF Hutton, a division of Benchmark Investments, LLC (the “Agent”). These sales, if any, will be made pursuant to the terms of an At Market Issuance Sales Agreement, or the sales agreement, between us and the Agent.

Liquidity and Capital Reserves

As of June 30, 2023, the end of the reporting period, we had approximately $8,150,000 in cash and cash equivalents, prepaid expenses of approximately $295,000 and approximately $8,107,000 of property and equipment, net of accumulated depreciation. Our liabilities at June 30, 2023 are approximately $2,034,000, including accounts payable of approximately $157,000 payable to third parties, accounts payable to TheraCour of approximately $233,000, accrued expenses approximately $144,000, and a non-current liability of $1,500,000 payable to TheraCour. Stockholders’ equity was approximately $14,866,000 at June 30, 2023. In comparison, as of June 30, 2022, we had approximately $14,066,000 in cash and cash equivalents, prepaid expenses of approximately $350,000 and property and equipment of approximately $8,694,000, net of accumulated depreciation. Our liabilities at June 30, 2022 were approximately $413,000, including accounts payable of approximately $58,000 payable to third parties, accounts payable to TheraCour of approximately $214,000, a loan payable of approximately $95,000, and accrued expenses of approximately $46,000. Stockholders’ equity was approximately $23,082,000 at June 30, 2022.

The Company has an accumulated deficit at June 30, 2023 of approximately $131,081,000 and a net loss of approximately $8,589,000 and net cash used in operating activities of approximately $5,670,000 for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company believes that it has several important milestones that it will be achieving in the ensuing year. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced. There can be no assurance that the Company will be able to raise the necessary capital or that it will be on acceptable terms.

Management believes that the Company’s cash and cash equivalents balance of approximately $8,150,000 will be sufficient to fund the Company’s planned operations and expenditures through October 2024. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The accompanying audited financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Our Shingles Skin Cream, has completed IND-enabling studies, and we intend to file an IND for this drug after the pan-coronavirus program and RSV program drugs are into clinical trials. We have completed scale-up as well as c-GMP-compliant manufacture of NV-387, the drug substance (API) in NV-CoV-2, and the drug products NV-CoV-2 Orals Syrup and NV-CoV-2 Oral Gummies clinical batches. As these drug candidates are advancing into the clinic, we believe that our additional drug candidates, including two or more drug candidates in the HerpeCide program will also enter into IND-enabling studies. We intend to further re-engage our FluCide and HIVCide drug development programs once we have established our platform technology with the Coronavirus and HerpeCide program drug candidates.

Financings

On May 5, 2023, we filed a registration statement on Form S-3 (File No. 333-271706) with the Securities and Exchange Commission (the “SEC”), as amended on May 8, 2023, which registration statement was declared effective by the SEC on May 22, 2023. Under this shelf registration process, we may, from time to time, sell up to $150 million in the aggregate of shares of common stock, shares of preferred stock, debt securities, warrants and units. The entire amount of $150 million remains available for sale.

On or about August 1st, 2023, the ATM Sales Agreement was amended to name EF Hutton, division of Benchmark Investments, LLC as the only sales agent (the “Agent”) and to remove B. Riley Securities, Inc. as a sales agent. On August 4, 2023, we filed a prospectus supplement relating to the issuance and sale of our common stock, par value $0.00001 per share, having an aggregate offering price of up to $5,713,022, from time to time through or to our sole sales agent, EF Hutton, a division of Benchmark Investments, LLC (the “Agent”). These sales, if any, will be made pursuant to the terms of an At Market Issuance Sales Agreement, or the sales agreement, between us and the Agent.

Requirement for Additional Capital

We have ended the year with sufficient cash on hand by controlling costs and expenditures. We project that our current capital resources are sufficient for accomplishing the goal of completing the Phase 1a/1b human clinical trials of our lead drug candidate, NV-CoV-2, and for filing an IND for the same drug for the RSV indication. We will need additional financing to complete human clinical trials of our drug candidates into drug approval.

The Company estimates that it will need additional funding to continue further development of its drug candidates through later stages of human clinical trials if it does not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

These anticipated expenses for the subsequent period commencing on July 1, 2023 can be summarized as follows:

1.	Planned costs for the Phase 1a/1b human clinical trials of NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies (expected recruitment of 36 healthy volunteers in Phase 1a, 36 healthy volunteers in the healthy part of Phase 1b, and 36 COVID patients in the COVID part of Phase 1b).

2.	Planned costs for the Bioanalytical studies and reports for the Phase 1a/1b clinical trials.
3.	Staffing costs for the scientific staff and consulting firms to assist with FDA compliance, material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data for filing an IND with the FDA for Phase II clinical trials based on the data of the Phase 1a/1b clinical trials, which we believe we can do for the RSV indication.

4.	Additional R&D Expenditures for RSV Project.
5.	Drug Substance and Drug Product Manufacturing costs, and
6.	Corporate overhead. This includes budgeted office salaries, legal, accounting, investor relations, public relations, business development, and other costs expected to be incurred by being a public reporting company.

As our programs mature and as we are able to move additional drug candidates into human clinical trials we will continue to require additional funding for such activities. As a rule of thumb, we estimate that, for each drug candidate that goes into clinical trials, we estimate approximately $1.5 million for Phase I clinical trials in the United States, approximately $5 million for Phase II and approximately $10 million for Phase III, assuming each of the prior phase studies are successful. After completing these clinical trials we would be able to file a New Drug Application (NDA) with the FDA for obtaining marketing approval. These estimates are based on rough quotes from potential investigators, and assumptions relative to additional costs. These estimates assume that our drug candidates are highly effective and therefore would require relatively few patients in each arm of each trial in order to establish statistically significant results.

We believe that as our programs mature towards FDA approval, the Company’s market capitalization should improve substantially, based on market capitalizations of comparable public companies in clinical stages. We believe that our coronavirus program is maturing rapidly through human clinical trials. We believe that assuming that we can take the same drug (NV-387) forward successfully as a treatment for RSV indication, we may be able to get a “Fast Track” designation with the FDA for this unmet medical need; we would be able to go directly into a Phase II/III efficacy evaluation study; and may be able to get accelerated approval treatment and early access to revenues.

We believe we have sufficient funding to take our Coronavirus drug candidate through Phase 1a/1b clinical trials, and for filing an IND towards Phase II clinical trials for the treatment of RSV infection. We will need to raise additional funds to take NV-HHV-1 and additional topical HerpeCide drug candidate indications into IND filing and clinical trials. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund these programs. Management believes that as a result of the management plan, our existing resources and access to the capital markets will permit us to fund planned operations and expenditures for at least one year from the filing of the 10-K. However, we cannot provide assurance that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

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

We believe that the coming year’s work plan will lead us to obtain certain information about the safety and efficacy of our coronavirus drug candidate NV-CoV-2 in human clinical trials. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further studies in animal models to obtain necessary data regarding the pharmaco-kinetic and pharmaco-dynamic profiles and further human clinical studies, expanding into Phase 2, and Phase 3 human clinical trials of our drug candidates.

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

We report summaries of the study results as the data becomes available to us, after analyzing and verifying the same, in our press releases. The studies of biological testing of materials provide information that is relatively easy to understand and therefore readily reported. In addition, we continue to engage in substantial work that is needed for the optimization of synthesis routes and for the chemical characterization of the nanoviricide drug candidates. We also continue to work on improving the drug candidates and the virus binding ligands where necessary. We continue to work on creating the information needed for the development of controlled chemical synthesis procedures that is vital for developing c-GMP manufacturing processes. We have also begun to publish what we believe are our extraordinary achievements in the COVID-19 space in peer reviewed journals.

We cannot accurately project the timeline of when we would be able to take a drug candidate into clinical studies, nor can we predict when we may be able to achieve our first drug approval, if any. As such we do not provide any guidance on expected timelines. We have no experience in having taken a single drug through the FDA or any international drug approval process as of now. As such, we may not be able to estimate the time or cost of these studies accurately. However, we try to do our best by using expert consultants and preparing reasonable estimates based on quotations from various contract research organizations.

Our timelines depend upon several assumptions, many of which are outside the control of the Company, and thus are subject to delays.

We plan on seeking non-dilutive financing, grants and contracts, as well as pharmaceutical partnerships, as our first nanoviricide platform technology drug, namely NV-CoV-2, matures into human clinical trials. Management further intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that we will be able to obtain the additional capital resources, non-dilutive financings, grants and contracts, or pharmaceutical partnerships.

We are considered to be a clinical drug development stage company and will continue in the clinical drug development stage until we can get regulatory approvals and thereafter generate revenues from the sales of our products or services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

The Company considers the applicability and Impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements. There have been certain changes in ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

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

As of June 30, 2023, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2023.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to the material weakness described below:

Management did not maintain effective procedures pertaining to the timely review of the Form 10-K. Specifically, the Company has not established procedures for thorough review by management, on a timely basis, of the Form 10-K. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must continue to reinforce additional procedures ensuring that Form 10-K is prepared and reviewed on a timely and accurate basis.

Changes in Internal Controls over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting. During the year ended June 30, 2023, as noted below, we have implemented changes in our internal control over financial reporting to address the material weakness described above, however the material weakness was not fully remediated as of June 30, 2023.

Remediation Plan

The Company has established a financial reporting controls committee comprised of members of senior management and a member of the Audit Committee of the Board of Directors. The committee provides oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of the aforesaid material weakness and identifying and testing for potential internal control weakness in the financial reporting process to assure reliability and accuracy.  While the Company has implemented additional layers of review of its Form 10-K through the establishment of the financial reporting controls committee, it was not able to fully remediate the material weakness with respect to the timeliness component. The Company will continue to work to improve its timeliness in review and issuance of its future annual filings.

ITEM 9B. OTHER INFORMATION

On October 9, 2013, NanoViricides, Inc. consummated an Extension Agreement (the “Extension”) of the Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2023 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2024 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2023 and fully vest on June 30, 2024. The Company will recognize non-cash compensation expense related to the issuance of the Series A preferred stock of $42,232 during the year ended June 30, 2024. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period. A copy of the Extension Agreement is attached to this Annual Report as Exhibit 10.25 and is incorporated by reference.

On October 9, 2013, NanoViricides, Inc. consummated an Extension to CFO Agreement with its Chief Financial Officer Meeta Vyas effective July 1, 2023 (the “CFO Agreement Extension”) of the agreement originally entered into on May 30, 2013. The agreement is renewable on an annual basis. The original agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The CFO Agreement Extension is for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms as the prior CFO Agreement with amendments to provide that the CFO shall be reimbursed up to 50% of all costs of Health Insurance including any Medical, Dental, and any and all parts and subparts of Medicare Insurance that she subscribes to, not to exceed $2,500 per month.  A copy of the CFO Agreement Extension is attached to this Annual Report as Exhibit 10.26 and is incorporated by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions. Each executive officer holds the office until he/she resigns, is removed by the Board or his/her successor is appointed by the Board upon appropriate due diligence. Directors are elected biannually by our stockholders at the annual meeting. Each director holds his/her office until the successor is elected and qualified or his/her earlier resignation or removal.

The following persons are the directors and executive officers of our Company:

Name	Age	Title
Anil Diwan, PhD.	64	President and Executive Chairman of the Board
Makarand “Mak” Jawadekar	72	Director, Independent
Theodore Edward (“Todd”) Rokita	53	Director, Independent
Brian Zucker	61	Director, Independent
Meeta Vyas	64	Chief Financial Officer

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

Makarand “Mak” Jawadekar, 72, was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Jawadekar has over 35 years of experience in the pharma industry spanning both business and research activities. Dr. Jawadekar has extensive experience in joint ventures, alliance management, contracting, outsourcing, benchmarking, performance metrics, pharmaceutical research and development, drug delivery technologies, formulations, clinical supply manufacturing and packaging, clinical trial materials, pharmaceutics, and pharmaceutical sciences. He also has deep knowledge and global experience working across the United States, Europe, India, and other parts of Asia, including Japan and China. He has helped create several pharma R&D partnerships, joint ventures, and collaborations during his career. Dr. Jawadekar serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, founded in 2010, after retiring from Pfizer, Inc., as Director, Portfolio Management & Analytics, and as Vice President, Asia Colleague Resource Group, in Pfizer Global R&D division. From 1982 to 2010, Dr. Jawadekar held roles of increasing responsibility in technical, management, and business development positions at Pfizer, in the areas of Drug Delivery Technology Assessment, Strategic External Alliance Management, Strategic CMC, Pharma R&D, Clinical Manufacturing, Manufacturing Technology Transfer and Scale-up, beginning as a research scientist in formulations development. Dr. Jawadekar serves on the boards of two public companies, namely: Preveceutical Medical Inc. (CSE: PREV), and Cardax, Inc. (OTC: CDXI), as an independent board member. He also serves on the Strategic and Scientific Advisory Boards of several companies, including Actinium Pharma (NYSE-Amer.: ATNM), Saama Technologies, Inc., and Diant Pharma, Inc., as well as Tonino Lamborghini SpA, Italy. He also serves as a member of the Board of Directors at Abilities Inc., a New York based, non-profit organization. Mak holds a Ph.D. in Pharmaceutics from the University of Minnesota, and was honored with an honorary D.Sc. degree by DYP Mumbai University, recommended by the President of India. The Company believes Dr. Jawadekar’s long history as a pharmaceutical and biotech professional, particularly in alliance development and management, in business strategy, and in pharmaceutical sciences and CMC in drug delivery, render him well qualified to serve as an independent member of the Board of Directors.

Theodore Edward (“Todd”) Rokita, 53, Director. Mr. Rokita was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Rokita currently serves as the Attorney General of the State of Indiana, an elected office. Prior to that, he was co-owner and General Counsel and Vice President of External Affairs, Apex Benefits Group, Inc. where he served as a member of the executive team and the corporate board. He was responsible for legal strategies, including litigation, acquisitions and other matters, primarily involving ERISA and employment laws, and is responsible for the regulatory compliance of Apex’s clients. In his role, he served as the public face of the company and was responsible for external messaging, events, and other outreach functions. Mr. Rokita was elected to the United States Congress as a Representative from the State of Indiana, serving four terms from 2011 to 2019. As a member of the US Congress, he served as the Chairman, House Subcommittee on Early Childhood, Elementary, and Secondary Education, as the Vice Chairman, House Committee on the Budget, as a Member, House Committee on Education and the Workforce (Health, Employment, Labor and Pensions subcommittee), as a Member, House Committee on Transportation and Infrastructure, (aviation, railroad, and pipeline subcommittees), as a Member, Committee on House Administration (2011-2014), as a Member, Steering Committee (2011-2012) (elected by peers to make their committee assignments), and also as a Director, Republican Study Committee (2014- 2019) (group affecting policy direction and tactics). Prior thereto Mr. Rokita served as the Secretary of State, Indiana, from 2003 to 2011) and as Chief Operating Officer and General Counsel, Office of Indiana Secretary of State from 2000-2002. Mr. Rokita serves or has served as a Member of the Board of Directors on a number of commercial and charitable institutions, among them: Aircraft Owners and Pilots Association Foundation, (2014-Present); Achieve International, Indianapolis, IN (helping troubled teens), (2012-2018); Saint Vincent Hospital Foundation, (2011-2013); Indiana Council for Economic Education, (2004-2010). Mr. Rokita also serves or has served as an Advisory Board Member for several institutions, among them: Merchandise Warehouse, Inc. Indianapolis, IN, (2019-Present); WishBone Medical, Inc., Warsaw, IN, (2019-Present); and Acel 360, Inc., Reston, VA (2019-Present). Mr. Rokita has also served as a Member, Board of Trustees of Saint Joseph’s College, Rensselaer, IN, (2007-2017). In addition to his public service, Mr. Rokita is involved as a Volunteer for the Veterans Airlift Command and Angel Flight, Volunteer (2011- Present), actively flying missions for Veterans Airlift Command and other similar non-profits dedicated to providing free air transportation to children and post-9/11 combat wounded veterans and their families for medical and other compassionate purposes. Mr. Rokita holds a Bachelor of Arts degree from Wabash College in Crawfordsville, Indiana, where he was an Eli Lilly Fellow and a Juris Doctor from IUPUI’s Indiana University Robert H. McKinney School of Law. The Company believes Mr. Rokita’s long history as an executive and as a board member of a number of institutions and his long record of public service, uniquely qualifies him to serve as a member of the Company’s Board of Directors.

Brian Zucker, 61, Director. Since October 2011, Mr. Zucker has been a Partner at CFO Financial Partners, LLC, a firm that provides outsourced CFO (Chief Financial Officer), Controller and Financial Operations services as well as back office reporting and bookkeeping services for public and private companies, broker dealers, hedge funds, and family offices and high net worth individuals, among others. Mr. Zucker also serves as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. In addition to and simultaneously therewith, Mr. Zucker has served as a Partner at RRBB Accountants & Advisors, (aka Rosenberg Rich Baker Berman & Co.), a full-service accounting, advisory and consulting firm located in Central New Jersey. Mr. Zucker has over thirty years of experience as a CPA specializing in the securities industry. From 1983 through 1986, Mr. Zucker was a Senior Consultant at Deloitte Haskins and Sells and at Price Waterhouse from January 1987 through September 1989. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), CFO of Natcore Solar Technology, Inc. (NTCXF) and as a Managing Director of American Frontier Financial Corp. (EVIS). He is on the Board of Directors of National Investment Banking Association (NIBA). Mr. Zucker obtained a B.S. in Public Accounting from Pace University. The Company believes Mr. Zucker’s extensive career as a public accountant and experience providing sophisticated accounting services to public companies and broker dealers, render him well qualified to serve as an independent member of the Board of Directors, as well as its Audit, Compensation, Nominating and Governance Committees. Mr. Zucker was appointed as a director in 2020 and as Chair of the Audit Committee in 2022

Meeta Vyas, SB, MBA, 64, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer. Meeta Vyas has been the Company’s Chief Financial Officer since 2013.

AUDIT COMMITTEE

On November 13, 2020 Brian Zucker was appointed as independent director and member of the Audit Committee. Due to his education and extensive experience as a Certified Public Accountant, Mr. Zucker meets the criteria of an independent director and an “Audit Committee Financial Expert” as provided in Release 33-8173 and 34-47235. In 2022 Brian Zucker was appointed Chairman of the Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2023, and 2022.

Name and				Stock		All Other
Principal			Bonus	Award(s)	Option	Compensation
Position	Year	Salary	($)	($)	Awards(#)	($)	Total ($)
Anil Diwan	2023	$400,000	$—	$43,721		$—	$443,721
CEO, President, Director	2022	$400,000	$—	$108,982		$—	$508,982

Meeta Vyas	2023	$129,600	$—	$7,748	—	$—	$137,348
CFO	2022	$129,600	$—	$18,129	—	$—	$147,729

The following table sets forth for each named executive officer certain information concerning equity awards as of June 30, 2022.

Equity
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
					Number	Market	Awards:	Payout
					of	Value of	Number of	Value of
					Shares	Shares	Unearned	Unearned
	Number of	Number			or Units	or Units	Shares,	Shares,
	Securities	of Securities			of Stock	of Stock	Units or	Units or
	Underlying	Underlying			that	that	Other	Other
Name and	Unexercised	Unexercised	Option	Option	Have	Have	Rights that	Rights that
Principal	Options	Options	Exercise	Expiration	Not	Not	Have Not	Have Not
Position	Exercisable	Unexercisable	Price ($)	Date	Vested	Vested	Vested	Vested
Anil Diwan, President, Director, and CEO	—	—	$—	—	—	—	—	—

Meeta Vyas Chief Financial Officer	—	—	$—	—	—	—	—	—

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

ELEMENTS OF COMPENSATION

BASE SALARY. All full-time executives are paid a base salary. Base salaries for our executives are established based on the scope of their responsibilities, professional qualifications, academic background, and the other elements of the executive’s compensation, including stock-based compensation. However, at this time current total annual compensation is not in line with comparable companies, because our philosophy was to pay modest salaries with minimum bonuses to conserve capital resources for future company growth. Our intent is to set executives’ base salaries near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation described previously.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of October 10, 2023, certain information regarding the beneficial ownership of the Company’s Common Stock and Series A Convertible Preferred Stock outstanding by (i) each person known to us to own or control 5% or more of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) and (iv) our current Named Executive Officers and directors as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned.

			Series A Convertible
	Common Stock		Preferred Stock(1)
	Amount and		Amount and		Percent
	Nature of	Percent	Nature of	Percent	of
	Beneficial	of	Beneficial	of	Voting
Name and Address of Beneficial Owner	Owner(2)	Class(2)	Owner(2)	Class(2)	Power(3)
TheraCour Pharma, Inc.(4)	470,959	4.0%	350,000	62.7%	21.6%
Anil Diwan(4)(5)	—	—	116,683	20.9%	6.3%
Meeta Vyas(6)	7,129	—	15,979	2.9%	0.9%
Makarand Jawadekar	22,542	0.2%	—	—	0.1%
Theodore Rokita	22,015	0.2%	—	—	0.1%
Brian Zucker	20,792	0.2%	—	—	0.1%

All Directors and Executive Officers as a Group (6 persons)	543,437	4.6%	482,662	86.5%	29.1%
(1)	The Series A Convertible Preferred Shares (the “Series A”) vote at the rate of nine shares of Common Stock per each share of Series A and is convertible into three and one half shares of Common Stock upon a change in control of the Company.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 11,745,544 shares of Common Stock and 558,265 shares of Series A Preferred Stock outstanding, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	Amount stated reflects the number of votes held on all matters submitted to a vote of our stockholders.
(4)	Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 90% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc.
(5)	Does not include 470,959 shares of common stock nor the 350,000 shares of Series A preferred stock owned by TheraCour Pharma, Inc. which votes at the rate of 3 and one-half shares of common stock for each Share of Series A preferred stock (the “Series A preferred stock”), over which Anil Diwan holds voting and dispositive power. Does not include the beneficial ownership of the securities held by Meeta Vyas, the wife of Anil Diwan, and Armstoo Irrevocable Trust over which Dr. Diwan disclaims beneficial ownership and voting and dispositive control.
(6)	Includes 1,072 shares held by Connect Capital LLC, over which Ms. Vyas holds voting and dispositive power. Does not include the beneficial ownership of the securities held by Anil Diwan, the husband of Ms. Vyas, TheraCour, nor 94,471 common shares held by Armstoo Irrevocable Trust over which Ms. Vyas disclaims beneficial ownership and voting and dispositive control.

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan, President and Chairman of the Board of Directors, entered into an employment agreement effective July 1, 2015 for a term of three years. Dr. Diwan’s compensation is $350,000 for the first year of employment, $375,000 for the second year and $400,000 for the final year. Additionally, Dr. Diwan was awarded a grant of 225,000 shares of the Company’s Series A Preferred Stock. 75,000 shares vested on June 30, 2016, 2017 and 2018. The employment agreement also provided incentive bonuses of $75,000 per year payable on or before July 31, 2016, 2017 and 2018. Incentive bonuses for 2016 and 2017 have been paid according to the terms of the contract. The Company and Dr. Diwan agreed that the 2018 bonus would be earned and paid upon a filing of an IND. The Company and Dr. Diwan entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. On September 24, 2021, the Company and Dr. Diwan entered into extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022. The employment agreement is renewable annually with approval by the Board of Directors. On October 6, 2022, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023. As of July 1, 2023, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company's Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2024.

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

On May 30, 2013, the Company entered into an agreement with Meeta Vyas, to serve as its Chief Financial Officer. Ms. Vyas incidentally is married to our President and Chairman of the Board, Anil Diwan. The CFO agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. As of July 1, 2023, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms as the prior CFO Agreement with amendment to provide that the CFO shall be reimbursed up to 50% of all costs of Health Insurance including any Medical, Dental, and any and all parts and subparts of Medicare Insurance that she subscribes to, not to exceed $2,500 per month.

COMPENSATION OF DIRECTORS

At this time, directors, who are officers of the Company, receive no remuneration for their services as directors of the Company. The Company reimburses directors for expenses incurred in their service to the Board of Directors. The Company paid fees to its independent directors of $45,000 to each Director, of which $11,250 is to be paid in the Company’s common stock commensurate with their contracts.

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board meetings per annum. As compensation, each member of the Scientific Advisory Board (SAB) will be granted 286 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the year ended June 30, 2023, and 2022, the SAB was granted a total of 1,144 and 2,288 of stock warrants, respectively. The warrants are exercisable into common shares at prices from $1.39 to $3.40, and $1.46 to $5.92 per share, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

NanoViricides, Inc, the Company, has adopted a “Code of Conduct and Ethics” in its corporate governance as well as policies and procedures regarding related party transactions.

Management, under the direction of the Board of Directors, follows the policies and procedures regarding related party transactions.

On May 13, 2013, Meeta Vyas was appointed as the Company’s Chief Financial Officer. During the term of Ms. Vyas’ service, she was being compensated on the basis of  $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. Ms. Vyas is married to Anil Diwan, the President and Chairman of the Company. On January 1, 2015, her compensation was increased to $10,800 per month.

As of July 1, 2023 the Company agreed to reimburse up to 50% of all costs of Health Insurance including any Medical, Dental, and any and all parts and subparts of Medicare Insurance that Meeta Vyas subscribes to, not to exceed $2,500 per month.

TheraCour Pharma, Inc.

TheraCour currently holds 470,959 shares of the Company’s common stock and 350,000 shares of the Company’s Series A preferred stock.

On May 12, 2005, we entered into a material license agreement, amended as of January 8, 2007 (the “License”) with TheraCour Pharma, Inc. (“TheraCour”). Anil Diwan, our founder, President and Chairman, owns approximately 90% of TheraCour’s capital stock. We were granted exclusive licenses in perpetuity for technologies developed by TheraCour for the virus types: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus, Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. On February 15, 2010, we entered into an Additional License Agreement with TheraCour. Pursuant to the exclusive Additional License Agreement, in consideration for the issuance of 100,000 shares of our Series A Preferred Stock, (the “Series A Preferred”), we were granted exclusive licenses, in perpetuity, for technologies, developed by TheraCour, for the development of drug candidates for the treatment of Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes.

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

Under the CoV Agreement, the Company obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute antiviral drugs that treat human Coronavirus infections using TheraCour’s proprietary as well as patented technology and intellectual property, including the new patent application cited above. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We will not make any upfront cash payments to TheraCour and we have agreed to the following milestone payments to TheraCour: 100,000 shares of the Company’s Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) upon the execution of the Agreement; 50,000 shares of Series A Preferred Stock after the grant of the approval of Licensee’s Investigational New Drug (IND) Application, or its equivalent; cash payments of $1,500,000 after the initiation of Phase I clinical trials or its equivalent; $2,000,000 after the completion of Phase 1 Clinical Trials or its equivalent for at least one product within twelve (12) months from the date of the acceptance of the IND; $2,500,000 no later than six (6) months after the completion of Phase 2A Clinical Trials or its equivalent for at least one product within twenty (24) months from the date of the completion of Phase 1 or its equivalent; 100,000 shares of Series A Preferred Stock after the initiation of Phase 3 clinical trials or its equivalent; and, at TheraCour’s option, $5,000,000 in cash or 500,000 shares of Series A Preferred Stock, no later than six (6) months after the completion of Phase 3 Clinical Trials or its equivalent for at least one product within thirty-six (36) months from the completion of Phase 2 Clinical Trials or its equivalent. In addition, we agreed to pay to TheraCour fifteen percent (15%) of net sales of licensed products and any income from sublicensed products, consistent with previous agreements. Under the CoV Agreement, TheraCour retains the exclusive right to develop and manufacture the Licensed Products. The Agreement contemplates that the parties will enter into a separate Manufacturing and Supply Agreement for the commercial manufacture and supply of the drug products if and when we intend to engage into commercialization of the drugs. The CoV Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights, as with prior agreements. The Series A Preferred Shares are only convertible upon a “change of control” of the Company as defined in its full specification, are non-transferrable and have no trading market. Each Series A share carries 9 votes, and is convertible only upon a change of control into 3.5 shares of the Company’s common stock.

On April 20, 2023, the Company was notified that the Company’s licensee, Karveer, was authorized to enter into Phase 1a/1b clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour – Nanoviricides Covid License Agreement a milestone payment of 50,000 shares of the Company’s Series A preferred shares was issued to Theracour Pharma, Inc. On June 14, 2023, the Company was notified that the Company’s licensee, Karveer, has commenced volunteer recruitments for Phase 1a/1b clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the TheraCour–Nanoviricides Covid License Agreement a milestone payment of $1,500,000 became due and has been recorded as a non-current liability on the accompanying balance sheet.

Pursuant to a Licensing Agreement dated September 7, 2021 (the “License Agreement”) between the Company and TheraCour, the Company is obligated to make certain milestone payments to TheraCour upon achieving certain milestones. TheraCour had achieved the milestone regarding the “Initiation of Phase 1 Clinical Trials or Equivalent” within 3 months from regulatory approval. Upon achieving this milestone, the Company was obligated to pay TheraCour a cash milestone payment in the amount of $1,500,000. In lieu of this cash payment, TheraCour agreed to accept a Convertible Promissory Note in the principal amount of $1,500,000 effective July 19, 2023 (the “Note”). The Note accrues interest at the rate of twelve percent (12%) per annum and is due and payable on January 19, 2025. The Note is convertible, at TheraCour’s option, into shares of the Company’s Series A preferred stock, par value $0.00001 (the “Series A Shares”) at the conversion price specified in the terms and conditions contained within the Note. Dr. Diwan recused himself from voting on any action of the Registrant’s Board of Directors in connection with the License Agreement and the Note (as that term is defined herein), and any discussions related thereto.

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

TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, to the Company, at cost, in the approximate amounts of $32,000 and $183,000 for the fiscal years ended June 30, 2023 and 2022 respectively.

Accounts payable to TheraCour were approximately $233,000, and $215,000 at June 30, 2023 and June 30, 2022, respectively.

Development costs charged by TheraCour were approximately $2,536,000 and $2,369,000 for the years ended June 30, 2023 and 2022, respectively. No royalties are due or have been paid from inception through June 30, 2023

As of June 30, 2023 TheraCour owned 470,959 shares of the Company’s outstanding common stock and 350,000 shares of Series A preferred stock, which votes at the rate of nine shares of common stock per each share of Series A preferred stock and is convertible into three and one half shares of common stock upon a change in control of the Company. Dr. Diwan, also serves as the CEO and Director of TheraCour and owns approximately 90% of the outstanding capital stock of TheraCour.

Karveer Meditech, Private, Limited

On March 27, 2023 the Company entered into a License Agreement with Karveer, wherein the Company granted to Karveer a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. Karveer has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. Karveer shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, Karveer will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30)% of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, Karveer will pay the Company a royalty of seventy (70)% percent of the final invoiced sales to unaffiliated third parties.

On April 20, 2023, the Company was notified that the Company’s licensee, Karveer,) was authorized to enter into Phase 1a/1b clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023.

On June 14, 2023, the Company was notified that the Company’s licensee, Karveer had commenced volunteer recruitments for Phase 1a/1b clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for each of the last two years for professional services rendered by EisnerAmper, our independent registered public accounting firm for our audits of our annual financial statements and interim reviews of our financial statements included in our fillings with Securities and Exchange Commission on Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were approximately:

June 30, 2023	$248,010
June 30, 2022	$218,700

No other fees were paid to EisnerAmper for the last two years.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently does not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
3.1	Certificate of Incorporation	Schedule 14C	A	April 23, 2009
2	Amended and Restated Bylaws	Form 10-Q	3.1	February 22, 2010
3.3	Plan of Conversion of NanoViricides, Inc. into NanoViricides, Inc. dated May 22, 2023	Form 8-K	2.1	May 25, 2023
4.1	Specimen Common Stock Certificate of the Registrant	Form 10-SB	4.1	November 14, 2006
10.1	Form of Scientific Advisory Board Agreement	Form 10-SB	10.5	November 14, 2006
10.2	Amended License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.6	November 14, 2006
10.3	Amendment to License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.11	January 17, 2007
10.4	Employment Agreement with M Vyas	Form S-1	10.7	November 29, 2019
10.5	Agreement of Purchase and Sale between the Registrant and Inno-Haven, LLC	Form 8-K	10.1	January 7, 2015
10.6	Conversion and Settlement Agreement	Form 8-K	10.1	February 13, 2017
10.7	Employment Agreement with Anil Diwan	Form 8-K	10.1	July 23, 2018
10.8	Underwriting with Aegis Capital Corp. dated January 21, 2020	Form 8-K	10.1	January 27, 2020
10.9	Form of Settlement Agreement and Mutual Release	Form 8-K	10.1	January 28, 2020
10.10	Form of Exchange Agreement	Form 8-K	10.2	January 28, 2020
10.11	Form of Common Stock Purchase Warrant	Form 8-K	10.3	January 28, 2020
10.12	Director Retainer Agreement between NanoViricides, Inc. and Makarand Jawadekar	Form 8-K	10.1	February 11, 2020
10.13	Director Retainer Agreement, dated as of May 15, 2020, between NanoViricides, Inc. and Todd Rokita	Form 8-K	10.1	May 19, 2020
10.14	Form of Securities Purchase Agreement dated May 21, 2020 by and between NanoViricides, Inc. and certain purchasers	Form 8-K	10.1	May 22, 2020
10.15	Placement Agent Agreement, dated May 21, 2020 by and between among NanoViricides, Inc. Maxim Group LLC and Kingswood Capital Markets, a division of Benchmark Investments, Inc.	Form 8-K	10.2	May 22, 2020
10.16	Underwriting Agreement with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. dated July 8, 2020.	Form 8-K	10.1	July 13, 2020
10.17	At Market Issuance Sales Agreement by and between NanoViricides, Inc., B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc., dated July 31, 2020	Form 8-K	1.1	August 3, 2020
10.18	Director Retainer Agreement dated November 13, 2020 between NanoViricides, Inc. and Brian Zucker	Form 8-K	10.1	November 13, 2020
10.19	License Agreement dated September 7, 2021 between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.1	September 9, 2021
10.20	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	September 9, 2021
10.21	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	October 11, 2022
10.22	License Agreement with Karveer Meditech Private Limited	Form 8-K	10.1	March 27, 2023

10.23	Deferred Expense Exchange Agreement between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.2	August 29, 2023
10.24	Convertible Promissory Note between NanoViricides, Inc and TheraCour Pharma, Inc., effective July 19, 2023	Form 8-K	10.3	August 29, 2023
10.25	Extension to Employment Agreement with A. Diwan effective July 1, 2023 *
10.26	Extension to CFO Agreement with Meeta Vyas effective July 1, 2023 *
14.1	Code of Ethics	Form 10-SB	10.10	November 14, 2006
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
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

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2023

NANOVIRICIDES, INC.

/s/ Anil Diwan, PhD
Name:	Anil Diwan, PhD.
Title:	President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Meeta Vyas
Name:	Meeta Vyas
Title:	Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

October 13, 2023	/s/ Anil Diwan, PhD
	Name:	Anil Diwan, PhD
	Title:	President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

October 13, 2023	/s/ Meeta Vyas
	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Accounting Officer)

October 13, 2023	/s/ Brian Zucker
	Name:	Brian Zucker
	Title:	Director

October 13, 2023	/s/ Makarand Jawadekar
	Name:	Makarand Jawadekar
	Title:	Director

October 13, 2023	/s/ Theodore Rokita
	Name:	Theodore Rokita
	Title:	Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As discussed in Note 4 to the financial statements, the Company enters into certain agreements with related parties which (i) grant exclusive licenses for technologies developed by a related party to the Company for various virus types and (ii) grant exclusive licenses for development and commercialization rights to a related party for certain of the Company’s drug candidates. As part of these agreements, the Company is required to pay certain costs charged by the related parties. These costs include research and development costs resulting from their research and development activities which include the performance of preclinical and/or clinical studies and a clinical trial management fee, compensation and other expenses for research and development personnel, supplies and development material. The Company recorded accounts payable – related party and accrued expense for research and development activities of approximately $233,000 and $100,000, respectively, as of June 30, 2023 and research and development costs incurred with related party of approximately $2,600,000, included in research and development expenses for the year ended June 30, 2023. In addition, upon achievement of two milestones during the year ended June 30, 2023 under its license agreement with a related party, the Company recorded approximately $1,600,000 of research and development expenses for the year ended June 30, 2023 and a non-current liability of $1,500,000 as of June 30, 2023.

We identified the accounting for related party transactions as a critical audit matter due to the materiality of the related party transactions occurring throughout the year and the significant judgment by management to ensure costs being charged are accurate, complete, and properly disclosed. This is turn led to a high degree of auditor judgement, subjectivity, and significant audit effort in applying procedures related to those transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  We obtained an understanding and evaluated the design of the controls related to the Company’s process for identifying related parties and the approval and disclosure of related party transactions.  We performed procedures to test the completeness of related party liabilities at the balance sheet date and expenses for the year then ended. Our procedures included, among others, (i) reading agreements and subsequent amendments; (ii) testing invoices on a sample basis to ensure purchases, expenses and milestones are properly recorded in accordance with the agreements and that appropriate approval from management and the audit committee was received; (iii) confirming the accounts payable – related party balance, equipment purchases made on behalf of the Company and the research and development costs paid to the related parties; and (iv) obtaining agreements, budgets and patient enrollment data related to the clinical trial to support amounts accrued as of the balance sheet date. We also made direct inquiries of management and viewed public filings, minutes, and agreements for evidence of related parties, the nature of the relationship and that related party transactions were accounted for and disclosed properly.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2014.

EISNERAMPER LLP

Iselin, New Jersey

October 13, 2023

NanoViricides, Inc.

Balance Sheets

	June 30, 2023	June 30, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,149,808	$14,066,359
Prepaid expenses	295,486	350,021
Total current assets	8,445,294	14,416,380

Property and equipment, net	8,106,647	8,694,194

Intangible assets, net	333,578	341,848

OTHER ASSETS
Service agreements	14,361	38,925
Security deposits	—	3,515
Total other assets	14,361	42,440
Total assets	$16,899,880	$23,494,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$157,056	$57,960
Accounts payable – related party	233,434	214,397
Loan payable	—	94,788
Accrued expenses	143,760	45,692
Total current liabilities	534,250	412,837

Other non-current liability – related party	1,500,000	—
Total liabilities	2,034,250	412,837

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 547,674 and 484,582 shares issued and outstanding, at June 30, 2023 and 2022, respectively. (Note 9)	5	5
Common stock, $0.00001 par value; 150,000,000 shares authorized, 11,698,497 and 11,592,173 shares issued and outstanding at June 30, 2023 and 2022, respectively. (Note 9)	116	116
Additional paid-in capital	145,946,258	145,574,080
Accumulated deficit	(131,080,749)	(122,492,176)
Total stockholders’ equity	14,865,630	23,082,025
Total liabilities and stockholders’ equity	$16,899,880	$23,494,862

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2023	2022

OPERATING EXPENSES
Research and development	$6,392,414	$5,784,862
General and administrative	2,551,054	2,328,737

Total operating expenses	8,943,468	8,113,599

LOSS FROM OPERATIONS	(8,943,468)	(8,113,599)

OTHER INCOME (EXPENSE):
Interest income	355,833	11,859
Interest expense	(938)	(5,123)

Other income, net	354,895	6,736

NET LOSS	$(8,588,573)	$(8,106,863)

Net loss per common share- basic and diluted	$(0.74)	$(0.70)
Weighted average common shares – basic and diluted	11,626,220	11,534,698

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 1, 2021 through June 30, 2023

	Series A Preferred
	Stock:			Common Stock:
	Par $0.00001			Par $0.00001			Additional			Total
	Number of			Number of			Paid-in		Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Capital		Deficit	Equity

Balance, July 1, 2021	371,490	$4	*	11,515,170	$115	*	$144,296,361	*	$(114,385,313)	$29,911,167

Series A preferred stock issued for employee stock compensation	13,092	—	*	—	—		135,400	*	—	135,400
Series A preferred stock issued for license agreement	100,000	1	*	—	—		935,087	*	—	935,088
Common stock issued for consulting and legal services rendered	—	—		38,863	1	*	107,999	*	—	108,000
Warrants issued to Scientific Advisory Board	—	—		—	—		4,215		—	4,215
Common stock issued for employee compensation	—	—		3,572	—	*	6,768	*	—	6,768
Common stock issued for Directors fees	—	—		17,705	—	*	52,500	*	—	52,500
Common stock issued for professional services	—	—		16,863	—	*	35,750	*	—	35,750
Net loss	—	—		—	—		—		(8,106,863)	(8,106,863)

Balance, June 30, 2022	484,582	5	*	11,592,173	116	*	145,574,080	*	(122,492,176)	23,082,025

Series A preferred stock issued for employee stock compensation	13,092	—		—	—		56,357		—	56,357
Series A preferred stock issued for license agreement	50,000	—		—	—		156,987		—	156,987
Common stock issued for consulting and legal services rendered	—	—		72,668	1		107,999		—	108,000
Warrants issued to Scientific Advisory Board	—	—		—	—		1,012		—	1,012
Common stock issued for employee compensation	—	—		3,572	—		4,822		—	4,822
Common stock issued for Directors fees	—	—		30,084	—		45,000		—	45,000
Net loss	—	—		—	—		—		(8,588,573)	(8,588,573)

Balance, June 30, 2023	547,674	$5		11,698,497	$117		$145,946,257		$(131,080,749)	$14,865,630

* Restated to reflect change in par value upon redomicile (see Note 9)

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,588,573)	$(8,106,863)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	56,357	135,400
Preferred shares issued pursuant to license agreement	156,987	935,088
Common shares issued as compensation and for services	157,822	203,018
Warrants granted to Scientific Advisory Board	1,012	4,215
Depreciation	739,259	715,055
Amortization	8,270	8,270
Changes in operating assets and liabilities:
Prepaid expenses	54,535	191,279
Other assets	28,079	(38,925)
Accounts payable	99,096	(142,056)
Accounts payable - related parties	19,037	182,858
Accrued expenses	98,068	21,407
Other non-current liability-related party	1,500,000	—

NET CASH USED IN OPERATING ACTIVITIES	(5,670,051)	(5,891,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(151,712)	(324,348)

NET CASH USED IN INVESTING ACTIVITIES	(151,712)	(324,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan payable	(94,788)	(234,716)

NET CASH USED IN FINANCING ACTIVITIES	(94,788)	(234,716)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,916,551)	(6,450,318)

Cash and cash equivalents at beginning of period	14,066,359	20,516,677

Cash and cash equivalents at end of period	$8,149,808	$14,066,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$938	$5,123
Income tax paid	$—	$—

NON CASH FINANCING AND INVESTING ACTIVITIES:
Directors and Officers Insurance financed through loan	$—	$234,198

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2023, and 2022

Notes to the Financial Statements

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a clinical stage nano-biopharmaceutical company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology. NanoViricides possesses its own state of the art facility that supports research and development and drug discovery, drug candidate optimization, cGMP-compliant drug substance manufacturing, cGMP-compliant manufacturing and packaging of drug products for human clinical trials, and early commercialization. The Company has several drugs in various stages of development. The Company’s lead drug candidate for the treatment of COVID, NV-CoV-2, is in Phase1a/1b human clinical trials sponsored by our licensee and collaborator in India, Karveer Meditech Private Limited (Karveer) It has shown effectiveness and safety in pre-clinical studies. NV-CoV-2 mechanism of action is orthogonal and complementary to that of the existing therapeutics, enabling combination therapy with the existing drugs in the market.

Additionally, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans on taking NV-HHV-1 into human clinical trials, and further develop the HerpeCide™ program after clinical trials of NV-CoV-2 (NV-387) that are expected to move rapidly from current Phase 1a/1b to Phase 2 and possibly for multiple indications. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. The Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced pre-clinical studies and are expected to follow the shingles drug candidate into human clinical trials. In addition, the Company has drugs in development against all influenzas in its FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which the Company has broad, exclusive licenses. The licenses are to entire fields and not to specific compounds. In all, the Company has exclusive, worldwide licenses for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus, Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis virus, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes (restated), Varicella Zoster Virus (“VZV”) infections (i.e. Shingles and Chickenpox), and SARS-CoV-2 infections. In all cases, the discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour, a related party substantially owned by Dr. Anil Diwan, under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour. Milestone payments were made or are specified in certain of the license agreements, details of which have been disclosed at the time the agreements were entered into. The Company negotiates and licenses specific verticals of therapeutic applications from TheraCour if promising drug candidates are found in early research and development against a virus target. TheraCour has not denied any such licenses when requested.

The Company’s business plan is based on developing the drug candidates into regulatory approvals, and partnering and sub-licensing for commercialization of the drugs whenever possible.

The Company has out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to Karveer, a company of which Dr. Anil Diwan is a passive investor and advisor. Karveer has sponsored NV-CoV-2 for human clinical trials and has obtained regulatory approvals in India. Karveer has retained a local clinical research organization (CRO) to conduct the clinical trials. NV-CoV-2, Phase1a/1b human clinical trials in India, sponsored by Karveer began on June 17, 2023. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV-CoV-2 Oral Gummies, were manufactured at the Company’s Shelton campus, and then shipped to and received by Karveer. Under the agreement with Karveer, the Company will pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive royalties from Karveer equal to 70% of sales to unaffiliated third parties.

Note 2 – Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2023 of approximately $131 million and a net loss of approximately $8.6 million and net cash used in operating activities of approximately $5.7 million for the year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company is in the regulatory drug development phase. It has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of June 30, 2023, the Company had available cash and cash equivalents of approximately $8.1 million.

Since the onset of the COVID-19 pandemic, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the COVID drug candidate against SARS-CoV-2 into human clinical trials. The same drug candidate, NV-387 (the API), demonstrated effectiveness against RSV, indicating that its broad-spectrum antiviral activity is not limited to coronaviruses. The prior lead program for a shingles drug will follow the regulatory development of the NV-387 drug program.

The Company believes that it has several important milestones, including Phase 1a/1b human clinical trials for the Company’s broad-spectrum, pan-coronavirus drug NV-CoV-2, that is now in progress. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced. However, there is no guarantee that the Company will be able to raise funds on terms acceptable to it, or at all.

Management believes that the Company’s cash and cash equivalents as of June 30, 2023 will be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue that reaches a level sufficient to provide self-sustaining cash flows. There can be no assurance that the Copany will be able to raise the necessary capital or that it will be on acceptable terms. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through warrants, and convertible preferred stock.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effects were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares
	For the Years Ended
	June 30, 2023	June 30, 2022
Warrants	8,004	9,146

The Company has 547,674 and 484,582 shares of Series A preferred stock outstanding as of June 30, 2023 and 2022, respectively. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2023 and 2022 the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,916,859 and 1,696,037, respectively, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company has not recorded an impairment charge for the years ended June 30, 2023 and 2022.

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

Intangible Assets

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

Intangible assets determined to have indefinite useful lives, primarily patent costs, are not amortized but are tested for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company accounts for patent costs in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 350-30, General Intangibles Other than Goodwill. The Company will begin amortizing the patent costs when they are brought to the market or otherwise commercialized. In accordance with ASC 350, each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each license is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

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

Stock-Based Compensation

The Company follows the provisions of ASC 718 – “Stock Compensation”, which requires the measurement of compensation expense for all shared-based payment awards made to employees, non-employee directors, and non-employees, including employee stock options and grants of warrants to non-employees. Stock-based compensation expense is based on the grant date fair value estimated in accordance with the provisions of ASC 718 and is generally recognized as an expense over the requisite service period, net of forfeitures.

The fair value of common stock issued as employee and non-employee compensation is the average of the open and close share price on the date the common shares are issued.

The Series A preferred shares are not traded in any market. The assumptions used to determine the fair value of the Series A preferred shares issued as employee and non-employee compensation are presented in Note 9 to the financial statements.

The fair value of each option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and warrants: The expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value of the instruments. The Company uses the simplified method to calculate expected term of share options and similar instruments, as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
●	Expected volatility of the Company’s shares and the method used to estimate it: Expected volatility is based on the average historical volatility of the Company’s common stock over the expected term of the option.
●	Expected annual rate of quarterly dividends: The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the option and similar instruments.
●	Risk-free rate(s): The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the option and similar instruments.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, which resulted in no unrecognized tax benefits as of June 30, 2023 and 2022. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations. For the years ended June 30, 2023 and 2022 the Company paid interest to the state of Connecticut of $-0- and $1,258, respectively.

Concentrations of Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in FDIC or SIPC insured institutions in excess of federally insured limits under the FDIC. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the fiscal years ended June 30, 2023 and 2022.

Recently Issued Accounting Pronouncements

The Company considers the applicability and Impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements. There have been certain changes in ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through his ownership of TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech Private Limited (“Karveer”)	An entity where Dr. Anil Diwan is a passive investor and advisor without operating control

Property and Equipment

	For the Year Ended
	June 30, 2023	June 30, 2022
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred such property and equipment, at cost, to the Company	$31,936	$183,428

Accounts Payable- Related Party

As of
June 30, 2023	June 30, 2022

Pursuant to an Exclusive License Agreement entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses it was agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at June 30, 2023 was $733,434 which was offset by a two month advance (see above) of $500,000. Accounts payable due TheraCour at June 30, 2022 was $679,397 which was offset by a two month advance (see above) of $465,000.

$233,434	$214,397

Research and Development Costs - Related Party

	For the Year Ended
	June 30,	June 30,
	2023	2022
Development fees and other costs charged by TheraCour pursuant to the License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2023 and 2022.	$2,535,862	$2,369,022

Clinical Trial Costs Accrued - Related Party

	For the Year Ended
	June 30,	June 30,
	2023	2022
Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and Karveer for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India. The amount has been recorded within accrued expenses in the accompanying balance sheet.	$100,000	$—

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement ( the “ TheraCour –Nanoviricides COVID License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $935,088 for the year ended June 30, 2022. On April 20, 2023, the Company was notified that the Company’s licensee, Karveer was authorized to enter into Phase 1a/1b clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour – Nanoviricides COVID License Agreement a milestone payment of 50,000 shares fully vested shares of the Company’s Series A preferred stock was issue as a license milestone payment and recorded as an expense to research and development of approximately $157,000 for the year ended June 30, 2023 representing the fair value of the shares on the date of grant. On June 19, 2023, the Company was notified that the Company’s licensee, Karveer had commenced volunteer recruitments for Phase 1a/1b clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the TheraCour–Nanoviricides COVID License Agreement a milestone payment of $1,500,000 became due 5 days thereafter and was recorded as a non-current liability and research and development expense. As of July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award. The Note bears simple interest at the rate of 12% per annum and matures on January 19, 2025.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30,	June 30,
	2023	2022
GMP Facility	$8,168,045	$8,149,416

Land	260,000	260,000

Office Equipment	60,347	57,781

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,315,727	6,185,210

Total Property and Equipment	14,809,726	14,658,014

Less Accumulated Depreciation	(6,703,079)	(5,963,820)
Property and Equipment, Net	$8,106,647	$8,694,194

Depreciation expense for the years ended June 30, 2023 and 2022 was $739,259 and $715,055 respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	June 30, 2023			June 30, 2022
	Finite Lived	Indefinite Lived		Finite Lived	Indefinite Lived
	Intangible Assets	Intangible Assets	Total	Intangible Assets	Intangible Assets	Total
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(125,376)	—	(125,376)	(117,106)	—	(117,106)
Intangible Assets, Net	$28,017	$305,561	$333,578	$36,287	$305,561	$341,848

Amortization expense amounted to $8,270 and $8,270 for the years ended June 30, 2023 and 2022, respectively.

NanoViricides, Inc.’s intangible assets include acquired licenses and capitalized patent costs representing legal fees associated with filing patent applications.

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	June 30,	June 30,
	2023	2022
Personnel and compensation costs	$39,060	$38,676
Consultant	4,700	7,016
Clinical trial costs due to Karveer	100,000	—
	$143,760	$45,692

Note 8 – Loan Payable

The Company financed its Directors and Officers liability insurance policies through BankDirect for the period January 1, 2022 to December 31, 2022. The original loan balances as of January 1, 2022 was $234,198, payable at the rate of $23,932 monthly including interest at an annual rate of 4.74% respectively, through October of each year. At June 30, 2022, the loan balance was $94,788. For the year ended June 30, 2022 the Company incurred interest expense of $5,123. For the period January 1, 2023 to December 31, 2023 the Company did not finance its Directors and Officers liability insurance policies.

Note 9 – Equity Transactions

Fiscal Year Ended June 30, 2023 Transactions

On February 7, 2023, the Board of Directors and a majority of the shareholders of the Company approved the redomiciling of the Company wherein the Company would redomicile from a Nevada corporation to a Delaware corporation. The redomicile became effective on May 30, 2023 pursuant to Section 265 of the Delaware General Corporation Law and Sections 92A.120 and 92A.250 of the Nevada Revised Statutes. The redomicile occurred according to the Plan of Conversion whereby each share of the Company’s $0.001 par value common stock was converted into one share of $0.00001 par value common stock, and each share of the Company’s $0.001 par value preferred stock was converted into one share of $0.00001 par value preferred stock. The effect of the conversion decreased the total par value of common stock as reported on the Company’s Balance Sheet at June 30, 2022 from $11,592 to $116, and decreased the total par value of preferred stock as reported on the Company’s June 30, 2022 balance sheet from $485 to $5, and increased additional paid in capital as reported on the Company’s balance sheet at June 30, 2022 by $11,596.

On April 20, 2023, the Company was notified that the Company’s licensee, Karveer was authorized to enter into Phase 1a/1b clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour – Nanoviricides COVID License Agreement, the Board authorized 50,000 shares of the Company’s Series A preferred shares to be issued to Theracour as a license milestone payment and recorded an expense to research and development of approximately $157,000 which was the fair value on the date the milestone was met for the year ended June 30, 2023.

On October 6, 2022, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of approximately $44,000 during the year ended June 30, 2023, which is the fair value on the date of issuance.

For the year ended June 30, 2023, the Scientific Advisory Board was granted fully vested warrants to purchase 1,144 shares of common stock at exercise prices between $1.39- $3.40 per share expiring in the fiscal year ending June 30, 2027. The fair value of the warrants was $1,012 for the year ended June 30, 2023 and recorded as consulting expense.

For the year ended June 30, 2023, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4
Expected volatility	51.39-85.12%
Expected annual rate of quarterly dividends	0.00%
Risk-free rate(s)	3.025-4.195%

For the year ended June 30, 2023, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of approximately $12,000 during the year ended June 30, 2023, which is the fair value on the date of issuance.

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

For the year ended June 30, 2023, the Company’s Board of Directors authorized the issuance of 3,572 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $4,822 which was the fair value on the date of issuance.

For the year ended June 30, 2023, the Company’s Board of Directors authorized the issuance of 72,668 fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded an expense of $108,000, which was the fair value at the dates of issuance.

For the year ended June 30, 2023, the Company’s Board of Directors authorized the issuance of 30,084 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,000, which was the fair value at date of issuance.

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

For the year ended June 30, 2022, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	86.00-91.00%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.62-2.84%

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

On September 14, 2021, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of approximately $109,000 during the year ended June 30, 2022, which is the fair value on the date of issuance.

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

Note 10 – Common Stock Warrants

Stock Warrants

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual	Intrinsic
Outstanding and exercisable at July 1, 2021	9,146	$10.80	2.00	$1,943
Granted	2,288	3.68	3.50	—
Exercised	—	—	—	—
Expired	2,288	22.63	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2022	9,146	$6.06	2.00	$238
Granted	1,144	2.17	3.50	—
Exercised	—	—	—	—
Expired	2,286	7.98	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2023	8,004	$4.96	1.79	$—

Of the above warrants; 2,286 expire in fiscal year ending June 30, 2024; 2,286 expire in fiscal year ending June 30, 2025; 2,288 expire in fiscal year ending June 30, 2026 and 1,144 expire in fiscal year ending June 30, 2027.

Note 11 – Income Tax Provision

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2023 and 2022 differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 21% respectively as follows:

	For the Year Ended
	June 30,	June 30,
	2023	2022
Federal statutory rate	(21.00)%	(21.00)%
Research and development credit	1.10%	8.90%
State tax rate	(5.93)%	(5.93)%
Stock based compensation	—%	—%
Other	(0.65)%	2.73%
Valuation allowance	26.48%	15.30%
Effective tax rate	—	—

The significant components of the Company’s deferred tax assets at June 30, 2023 and 2022 are as follows:

	June 30,	June 30,
	2023	2022
Net operating loss	$27,960,157	$27,127,620
Research and development credit	7,868,816	7,774,567
IRC Sec.174 R&E capitalization	1,536,679	—
Other	25,194	1,604,592

Total gross deferred tax assets	37,390,846	36,506,779
Less: valuation allowance	(37,390,846)	(36,506,779)
Net deferred tax asset	$—	$—

At June 30, 2023 and 2022, the Company has recorded a full valuation allowance against its net deferred tax assets of $37,390,846 and $36,506,779, respectively, since in the judgment of management, these assets are not more than likely than not to be realized. The increase in the valuation allowance during the years ended June 30, 2023 and 2022 were $884,067 and $1,240,080, respectively.

As of June 30, 2023, the Company has approximately $104 million of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. Aggregate federal net operating losses generated after June 30, 2018 of approximately $35 million can be carried forward indefinitely. Net operating losses incurred in tax years beginning prior to June 30, 2018, of approximately $69 million, is limited to 80% of annual taxable income. Net operating losses generated in years ended June 30, 2018 and prior have a 20-year carryforward and will begin expiring in 2025. As of June 30, 2023 and 2022, research and development credit carryforwards for federal and state purposes are $7,868,816, and $7,774,567, respectively. The state net operating loss and credit carryforwards begin to expire in 2025. Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carry-forwards could be subject to annual limitations against taxable income in future periods, which could substantially limit the eventual utilization of such carryforwards. The Company has not analyzed the historical or potential impact of its equity financings on beneficial ownership and therefore no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

The Company does not have any uncertain tax positions at December 31, 2023 and December 31, 2022 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

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

Employment Agreements

As of July 1, 2023, NanoViricides, Inc. entered into an Extension Agreement (the “Extension”) of the Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2023 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2024 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2023 and fully vest on June 30, 2024. The Company will recognize non-cash compensation expense related to the issuance of the Series A preferred stock of $42,232 during the year ended June 30, 2024. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period.

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

On May 30, 2013, the Company entered into an agreement with Meeta Vyas, wife of our President and Chairman of the Board, to serve as its Chief Financial Officer. The agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. The Compensation Committee of the Board of Directors has extended the current provisions of the agreement pending its review of current industry compensation arrangements and employment agreements. As of July 1, 2023 the Company’s Board of Directors approved the extension of the agreement with Meeta Vyas, Chief Financial Officer of the Company. The Company and Meeta Vyas signed an extension of the agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions as the current agreement, except that she will be additionally compensated for up to 50% of all medical insurance costs, not to exceed $2,500 per month.

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

On March 27, 2023 the Company entered into a license agreement with Karveer wherein the Company granted to Karveer a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. Karveer has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. Karveer shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, Karveer will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty percent (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, Karveer will pay the Company a royalty of seventy (70)% percent of the final invoiced sales to unaffiliated third parties.

Note 13 - Subsequent Events

Pursuant to the COVID-19 License Agreement dated September 7, 2021 between the Company and TheraCour, the Company is obligated to make certain milestone payments to TheraCour upon achieving certain milestones. As of June 19, 2023 TheraCour achieved the milestone regarding the “Initiation of Phase 1 Clinical Trials or Equivalent” within 3 months from Regulatory Approval. Upon achieving this milestone, the Company was obligated to pay TheraCour a cash milestone payment in the amount of $1,500,000. In lieu of this cash payment, the Company offered and TheraCour agreed to accept a Convertible Promissory Note in the principal amount of $1,500,000 effective July 19, 2023 (the “Note”). The Note accrues interest at the rate of twelve percent (12%) per annum and is due and payable on January 19, 2025. The principle of the Note is convertible, at TheraCour’s option, into shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price specified in the terms and conditions contained within the Note.