Form 10-Q
period 2023-09-30
NANOVIRICIDES, INC.
filed 2023-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

Commission File Number: 001-36081

NANOVIRICIDES, INC.

(Exact name of Company as specified in its charter)

Delaware	76-0674577
(State or other jurisdiction)	(IRS Employer Identification No.)
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

As of November 14, 2023 there were approximately 11,746,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	September 30,	June 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,969,823	$8,149,808
Prepaid expenses	173,282	295,486
Total current assets	7,143,105	8,445,294

Property and equipment, net	7,927,881	8,106,647

Intangible assets, net	331,511	333,578

OTHER ASSETS
Service agreements	14,324	14,361
Total assets	$15,416,821	$16,899,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$229,203	$157,056
Accounts payable – related party	379,485	233,434
Accrued expenses	339,623	143,760
Total current liabilities	948,311	534,250

Convertible promissory note – related party	1,500,000	—
Other non-current liability – related party	—	1,500,000
Total liabilities	2,448,311	2,034,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 558,265 and 547,674 shares issued and outstanding, at September 30, 2023 and June 30, 2023, respectively	5	5
Common stock, $0.00001 par value; 150,000,000 shares authorized, 11,745,547 and 11,698,497 shares issued and outstanding, at September 30, 2023 and June 30, 2023, respectively	117	116
Additional paid-in capital	146,017,883	145,946,258
Accumulated deficit	(133,049,495)	(131,080,749)

Total stockholders’ equity	12,968,510	14,865,630

Total liabilities and stockholders’ equity	$15,416,821	$16,899,880

See accompanying notes to the condensed financial statements

Nanoviricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2023	2022
OPERATING EXPENSES
Research and development	$1,466,665	$1,112,659
General and administrative	564,926	509,701

Total operating expenses	2,031,591	1,622,360

LOSS FROM OPERATIONS	(2,031,591)	(1,622,360)

OTHER INCOME (EXPENSE):
Interest income	99,338	52,562
Interest expense	(36,493)	(844)

Other expense, net	62,845	51,718

LOSS BEFORE INCOME TAX PROVISION	(1,968,746)	(1,570,642)

INCOME TAX PROVISION	—	—

NET LOSS	$(1,968,746)	$(1,570,642)

Net loss per common share- basic and diluted	$(0.17)	$(0.14)

Weighted average common shares outstanding- basic and diluted	11,718,791	11,592,367

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2023

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.00001		Par $0.00001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2023	547,674	$5	11,698,497	$117	$145,946,257	$(131,080,749)	$14,865,630

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	9,617	—	9,617

Common stock issued for consulting and legal services rendered	—	—	39,103	—	50,600	—	50,600

Warrants issued to Scientific Advisory Board	—	—	—	—	159	—	159

Common shares issued for Directors fees	—	—	7,947	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,968,746)	(1,968,746)

Balance, September 30, 2023	558,265	$5	11,745,547	$117	$146,017,883	$(133,049,495)	$12,968,510

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2022

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.00001		Par $0.00001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	484,582	$5	11,592,173	$116	$145,574,080	$(122,492,176)	$23,082,025

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	13,864	—	13,864

Common stock issued for consulting and legal services rendered	—	—	12,710	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	480	—	480

Common shares issued for Directors fees	—	—	5,154	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,570,642)	(1,570,642)

Balance, September 30, 2022	495,173	$5	11,610,037	$116	$145,626,674	$(124,062,818)	$21,563,977

See accompanying notes to the financial statements

Nanoviricides, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,968,746)	$(1,570,642)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	9,617	13,864
Preferred shares issued pursuant to license agreement	—	—
Common shares issued as compensation and for services	61,850	38,250
Warrants issued to Scientific Advisory Board	159	480
Depreciation	187,057	181,335
Amortization	2,067	2,067
Changes in operating assets and liabilities:
Prepaid expenses	122,204	118,464
Other assets	37	6,852
Accounts payable	72,147	(20,270)
Accounts payable - related party	146,051	218,722
Accrued expenses	195,863	(21,980)

NET CASH USED IN OPERATING ACTIVITIES	(1,171,694)	(1,032,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,291)	(44,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan payable	—	(70,951)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,179,985)	(1,148,315)
Cash and cash equivalents at beginning of period	8,149,808	14,066,359
Cash and cash equivalents at end of period	$6,969,823	$12,918,044
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$844
NON-CASH FINACING ACTIVITIES:
Related party non-current liability converted to note payable	$1,500,000	$—

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2023

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a clinical stage nano-biopharmaceutical company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology. NanoViricides possesses its own state of the art facility that supports research and development and drug discovery, drug candidate optimization, cGMP-compliant drug substance manufacturing, cGMP-compliant manufacturing and packaging of drug products for human clinical trials, and early commercialization. The Company has several drugs in various stages of development. The Company’s lead drug candidate for the treatment of COVID, NV-CoV-2, is in Phase1a/1b human clinical trials sponsored by our licensee and collaborator in India, Karveer Meditech Private Limited (Karveer). This candidate has shown effectiveness and safety in pre-clinical studies. NV-CoV-2 mechanism of action is orthogonal and complementary to that of the existing therapeutics, enabling combination therapy with the existing drugs in the market. The active pharmaceutical ingredient of NV-CoV-2, namely NV-387, was found to be active against Respiratory Syncytial Virus (RSV) in a lethal pre-clinical lung infection study. This broad-spectrum antiviral may be eligible for a Phase II clinical trial for RSV as well as Coronavirus infections after completing the current Phase 1 study. In addition, subsequent to the reported period, the Company reported on November 14, 2023 about the on-going work on smallpox and mpox program that NV-387 was found to be effective in a lethal animal model emulating smallpox disease, namely lethal intradigital footpad infection by ectromelia virus in mice.

Additionally, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans on taking NV-HHV-1 into human clinical trials, and further develop the HerpeCide™ program after clinical trials of NV-CoV-2 (NV-387) that are expected to move rapidly from current Phase 1a/1b to Phase 2. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. The Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced pre-clinical studies and are expected to follow the shingles drug candidate into human clinical trials. In addition, the Company has drugs in development against all influenzas in its FluCide™ program, as well as drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc., a related party owned by Dr. Anil Diwan, (“TheraCour”), to which the Company has broad, exclusive licenses. The licenses are to entire fields and not to specific compounds. In all, the Company has exclusive, worldwide licenses for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus, Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis virus, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes (restated), Varicella Zoster Virus (“VZV”) infections (i.e. Shingles and Chickenpox), and SARS-CoV-2 infections. In all cases, the discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour, a related party substantially owned by Dr. Anil Diwan, under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour. Milestone payments were made or are specified in certain of the license agreements, details of which have been disclosed at the time the agreements were entered into. The Company negotiates and licenses specific verticals of therapeutic applications from TheraCour if promising drug candidates are found in early research and development against a virus target. TheraCour has not denied any such licenses when requested.

The Company’s business plan is based on developing the drug candidates into regulatory approvals, and partnering and sub-licensing for commercialization of the drugs whenever possible.

The Company has out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to Karveer, a company of which Dr. Anil Diwan is a passive investor and advisor. Karveer sponsored NV-CoV-2 for human clinical trials and obtained regulatory approvals in India. Karveer has retained a local clinical research organization (CRO) to conduct the clinical trials. NV-CoV-2, Phase1a/1b human clinical trials in India, sponsored by Karveer began on June 17, 2023. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV-CoV-2 Oral Gummies, were manufactured at the Company’s Shelton campus, and then shipped to and received by Karveer. Under the agreement with Karveer, the Company will pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive royalties from Karveer equal to 70% of sales to unaffiliated third parties.

Note 2 - Liquidity

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at September 30, 2023 of approximately $133.1 million and a net loss of approximately $2.0 million and net cash used in operating activities of approximately $1.2 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2023, the Company had available cash and cash equivalents of approximately $7.0 million.

Since the onset of the COVID-19 pandemic, the Company has focused its efforts primarily on a single lead program to minimize cost outlays, namely, taking the COVID drug candidate against SARS-CoV-2 into human clinical trials. The same drug candidate, with the Active Pharmaceutical Ingredient (API) NV-387, demonstrated effectiveness against RSV, indicating that its broad-spectrum antiviral activity is not limited to coronaviruses. The prior lead program for a shingles drug will follow the regulatory development of the NV-387 drug program.

The Company believes that it has several important upcoming milestones, including Phase 1a/1b human clinical trials for the Company’s broad-spectrum, pan-coronavirus drug NV-CoV-2, that is now in progress. Management believes that as it achieves these milestones, the Company’s ability to raise additional funds in the public markets would be enhanced. However, there is no guarantee that the Company will be able to raise funds on terms acceptable to it, or at all.

Management believes that the Company’s existing resources will be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue that reaches a level sufficient to provide self-sustaining cash flows. There can be no assurance that the Company will be able to raise the necessary capital or that it will be on acceptable terms. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The accompanying condensed financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2023 filed with the SEC on October 13, 2023.

The June 30, 2023 year-end balance sheet data in the accompanying interim condensed financial statements was derived from the audited financial statements.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 filed on October 13, 2023.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2023	September 30, 2022
Warrants	7,719	8,860

The Company has 558,265 shares of Series A preferred stock outstanding as of September 30, 2023. Only in the event of a “change of control” of the Company each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2023, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 1,953,928, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Recently Issued Accounting Pronouncements

The Company considers the applicability and Impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

There have been certain changes in ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for annual periods beginning after December 15, 2023, including interim periods within that reporting period, with earlier adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within that reporting period. The Company adopted this guidance on July 1, 2023 using the modified retrospective method. The adoption of this standard did not have a material effect on the Company’s financial statements.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through his ownership of TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech Private Limited (“Karveer”)	An entity where Dr. Anil Diwan is a passive investor and advisor without operating control

	For the three months ended
	September 30,	September 30,
	2023	2022
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost to the Company	$8,291	$25,876

	As of
	September 30,	June 30,
	2023	2023
Account Payable – Related Party

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. On September 9, 2021, the Company entered into a world-wide, exclusive, sub-licensable, COVID-19 License Agreement. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at September 30, 2023 and June 30, 2023 were $879,485 and $733,434, respectively, which were each offset by a two month advance of $500,000.

	$379,485	$233,434

	For the three months ended
	September 30,	September 30,
	2023	2022
Research and Development Costs Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2023 and June 30, 2023.	$639,077	$612,711

	As of
	September 30,	June 30,
	2023	2023
Clinical Trial Costs Accrued - Related Party

Clinical trial related and other costs were accrued by the Company pursuant to the license agreement between the Company and Karveer for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India. $305,000 at September 30, 2023 and $100,000 at June 30, 2023 have been recorded within accrued expenses on the accompanying balance sheet and $100,000 was accrued at June 30, 2023, and an additional $205,000 was accrued at September 30, 2023 as research and development expenses on the accompanying statement of operations.	$305,000	$100,000

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement ( the “ TheraCour –Nanoviricides COVID License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to research and development of $935,088 for the year ended June 30, 2022. On April 20, 2023, the Company was notified that the Company’s licensee, Karveer was authorized to enter into Phase 1a/1b clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour – Nanoviricides COVID License Agreement a milestone payment of 50,000 fully vested shares of the Company’s Series A preferred stock was issue as a license milestone payment and recorded as an expense to research and development of approximately $157,000 for the year ended June 30, 2023 representing the fair value of the shares on the date of grant. On June 19, 2023, the Company was notified that the Company’s licensee, Karveer had commenced volunteer recruitments for Phase 1a/1b clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the TheraCour–Nanoviricides COVID License Agreement a milestone payment of $1,500,000 became due 5 days thereafter and was recorded as a non-current liability and research and development expense.

On July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award. The Note accrues simple interest at the rate of 12% per annum and is due and payable on January 19, 2025, the maturity date. The principal of the Note is convertible, at TheraCour’s option, into 331,859 shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price, specified as the fair value of the Series A shares on July 19, 2023 in the terms and conditions contained within the promissory Note. Interest of $36,493 was accrued under the Note for the period June 19, 2023 to September 30, 2023. On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 convertible promissory note into 331,859 shares of the Company’s Series A preferred stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note. See Note 12 Subsequent Events.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30,	June 30,
	2023	2023
GMP Facility	$8,168,045	$8,168,045

Land	260,000	260,000

Office Equipment	63,056	60,347

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,321,309	6,315,727

Total Property and Equipment	14,818,017	14,809,726

Less Accumulated Depreciation	(6,890,136)	(6,703,079)
Property and Equipment, Net	$7,927,881	$8,106,647

Depreciation expense for the three months ended September 30, 2023 and 2022 was $187,057 and $181,335, respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	September 30, 2023	September 30, 2023	Total	June 30, 2023	June 30, 2023	Total
	Finite Lived	Indefinite Lived	September 30,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2023	Intangible Assets	Intangible Assets	2023
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(127,443)	—	(127,443)	(125,376)	—	(125,376)
Intangible Assets, Net	$25,950	$305,561	$331,511	$28,017	$305,561	$333,578

Amortization expense amounted to $2,067 and $2,067 for the three months ended September 30, 2023 and 2022, respectively.

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

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	September 30,	June 30,
	2023	2022
Personnel and compensation costs	$27,123	$39,060
Consultant	7,500	4,700
Clinical trial costs due to Karveer	305,000	100,000
	$339,623	$143,760

Note 8 - Equity Transactions

On October 6, 2023, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $8,124 for the three months ended September 30, 2023. The balance of $24,374 will be recognized as the remaining 7,653 shares vest and service is rendered for the remaining nine months ended June 30, 2024.

For the three months ended September 30, 2023, the Company’s Board of Directors authorized the issuance of 387 of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,493 for the three months ended September 30, 2023 related to this issuance.

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

The Scientific Advisory Board was granted in August 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.63 per share expiring in August 2027. The fair value of the warrants was $159 for the three months ended September 30, 2023 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	54.02%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	4.500%

For the three months ended September 30, 2023, the Company’s Board of Directors authorized the issuance of 39,103 fully vested shares of the Company’s common stock with a restrictive legend for consulting services. The Company recorded an expense of $50,600 for the three months ended September 30, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

For the three months ended September 30, 2023, the Company’s Board of Directors authorized the issuance of 7,947 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2023	8,004	$4.96	1.79	$—

Granted	286	1.63	3.88	—

Expired	(571)	5.88	—	—
Outstanding and exercisable at September 30, 2023	7,719	$4.77	1.75	$—

Of the outstanding warrants at September 30, 2023, 1,715 expire in fiscal year ending June 30, 2024, 2,287 expire in fiscal year ending June 30, 2025, 2,287 warrants expire in the fiscal year ending June 30, 2026, 1,144 warrants expire in the fiscal year ending June 30, 2027, and 286 warrants expire in the fiscal year ending June 30, 2028.

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

Employment Agreements

As discussed in Note 9, on October 6, 2023, the Company and Dr. Diwan, the Company’s President and Chief Executive Officer, executed an extension of his employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2024.

On August 21, 2023, the Company’s Board of Directors approved the extension of the agreement with Meeta Vyas, Chief Financial Officer of the Company. On October 6, 2023, Company and Meeta Vyas signed an extension of the agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions as the current agreement, except that she will be additionally compensated for up to 50% of all medical insurance costs, not to exceed $2,500 per month.

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

On March 27, 2023, the Company entered into a License Agreement with Karveer wherein the Company granted to Karveer a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. Karveer has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. Karveer shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, Karveer will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty percent (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, Karveer will pay the Company a royalty of seventy (70)% percent of the final invoiced sales to unaffiliated third parties.

Note 11 – Subsequent Events

On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 convertible promissory note into 331,859 shares of the Company’s Series A preferred stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note.

On November 13, 2023, the Company’s President and CEO, Dr. Anil R. Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit are collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C-1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. The Company does not anticipate any borrowings under the Line of Credit during the current fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. Readers should carefully review the risk factors disclosed in the Company’s, Form 10-K and other documents filed by the Company with the SEC.

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

Organization and Nature of Business

NanoViricides, Inc. (the “Company”, “NanoViricides”, “we,” or “us”) was incorporated in Nevada on April 1, 2005, and redomiciled to Delaware effective May 30, 2023. Our corporate offices are located at 1 Controls Drive, Shelton, Connecticut 06484 and our telephone number is (203) 937-6137. Our Website is located at http://www.Nanoviricides.com. We do not incorporate by reference into this Quarterly Report the information on or accessible through our website, and you should not consider it part of this Quarterly Report.

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

An Overview of Our Drug Pipeline

We have several drugs in our pipeline. Our lead clinical stage drug is NV-CoV-2 for the treatment of COVID and potentially the residual virus cases of “long COVID”. NV-387, our broad-spectrum antiviral nanoviricide agent, is the active ingredient in NV-CoV-2. We have found that NV-387 is also effective against RSV infection in an animal model. Additionally, subsequent to this reporting period, On November 14, 2023 the Company reported that NV-387 was found to be as effective as the approved drug tecovirimat (TPOXX®, SIGA) in an animal model that is used for drug development for Smallpox and Mpox infections.

A safe and effective antiviral drug with such an extensive broad-spectrum activity across virus families is an unmet medical need. This development is akin to the development of antibiotics to treat bacterial infections and could be as revolutionary towards the treatment of viral infections.

While broad-spectrum antivirals such as Remdesivir, Ribavirin, Cidofovir, etc. are known, all of them suffer from extensive and varied dose-limiting toxicities, and thereby present limitations on eligible patient populations.

In contrast, NV-387 has been found to be extremely safe in pre-clinical studies. As an example of its safety, the No-Observed-Adverse-Effects-Level (NOAEL) is found to be 1,200 mg/Kg, and the Maximum Tolerable Dose level (MTD) is 1,500 mg/Kg in rats. Current human Phase 1a/1b clinical trials of NV-CoV-2 (API NV-387) have also demonstrated excellent safety so far, with no adverse events (“AE”s) or severe adverse events (“SAE”s) observed to date, consistent with the pre-clinical animal studies. Further, NV-387 was found to be non-mutagenic and non-genotoxic in pre-clinical studies. We therefore anticipate that NV-387 can be given to patients across all patient population, from infants to seniors, immunocompromised persons, and others.

Additionally, the safety of NV-387 is complemented by its effectiveness in pre-clinical animal model studies. For example, NV-387 oral and intravenous treatments were almost as effective as Ribavirin, the last resort drug, in a lethal lung RSV infection animal model. In addition, NV-387 oral and intravenous treatments were significantly more effective than the approved drug Remdesivir, in animal model studies of coronavirus NL-63 lethal lung infection in rats. HCoV-NL-63 serves as a BSL2 model for the SARS-CoV-2 virus drug development.

We believe that upon completion of the Phase 1a/1b human clinical trials of NV-CoV-2, the NV-387 oral formulations may be eligible for Phase II/III clinical trials for RSV. There is no therapeutic available for RSV other than the last resort option of Ribavirin.

We anticipate that NV-387 formulations would be expected to be eligible for the development of Poxvirus therapeutics under the FDA “Animal Rule”, if further studies are successful. The Animal Rule program requires well-controlled GLP studies in specific animal poxvirus infection models as replacement of the Phase II/III human clinical trials, and expanded Phase I human clinical trials to elucidate safety of the drug in human use. We plan to seek non-dilutive government funding for this indication.

NV-387 has such broad-spectrum activity because it is designed to mimic the attachment receptors to which over 90% of viruses bind before infecting a cell. We are currently engaged in expanding the spectrum of activity of NV-387. NV-387 is an example of NanoViricides Platform Modality #1 implementation.

NanoViricides Platform Technology has an important advantage in that no matter how much a virus changes in the field, it is unlikely to escape the nanoviricide drug, because the nanoviricide drug is designed to mimic the very features that the virus uses to bind to and enter cells. These specific molecular signature features on the cellular side do not change even as the virus mutates, and nanoviricides are designed to mimic these features. In contrast viruses readily escape antibodies as drugs, as well as vaccine-induced immunity as they evolve in the field, as is well known from the COVID-19 pandemic as well as Influenza pandemics and the continuing HIV/AIDS pandemic.

A safe and effective antiviral drug that the virus would not escape by simple mutations or field evolution is the holy grail of antiviral drug development. We believe that the NanoViricides Platform technology meets this challenge.

Further details of the NanoViricides Platform Technology, the various Modalities of its implementation, and the extensive drug candidate developments that we have undertaken, have been discussed in our Annual Report filed with the SEC on October 13, 2023.

We have previously developed NV-HHV-1 as a skin cream formulation for the treatment of Shingles rash caused by the Varicella Zoster Virus (VZV) that also causes Chickenpox in children and immune-compromised adults. NV-HHV-1 has gone through pre-clinical safety/pharmacology and efficacy studies as required for an IND-filing. We plan on advancing this drug into clinical trials after advancing the NV-387 based drug programs into clinical trials. NV-HHV-1 uses a small chemical ligand that was designed by us using rational drug design to mimic the herpesvirus entry mediator (HVEM, aka CD270) where the HSV glycoproteins bind to HVEM. Thus it mimics a “cognate receptor” of the virus, and is an example of NanoViricides Platform Modality #2 implementation, which is expected to yield higher activity against a specific virus family than related Modality #1 nanoviricides.

We are also developing, on our own, NV-387-R, an active pharmaceutical ingredient (“API”) that is a potential cure for all viruses against which NV-387 and Remdesivir are both active, based on the broad-spectrum, orthogonal, activities of its two ingredients, NV-387 and Remdesivir. NV-387 attacks the virus “Re-Infection” part and Remdesivir attacks the “Replication” part of the virus lifecycle. Blocking these two parts simultaneously would be expected to cure the viral infection for viruses that do not cause latent infections. Remdesivir is the well-known antiviral drug from Gilead which we have shown to be considerably improved upon encapsulation within the NV-387 polymeric micelles. NV-387-R is an example of NanoViricides Platform Modality #3 implementation, which is expected to yield cures for a large variety of virus families.

Developing broad-spectrum antivirals such as NV-387, NV-HHV-1, and NV-387-R enables us to maximize the utility and benefits from these drugs and also minimize capital expenditures and thus maximize the return on investments.

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

Our capabilities in manufacturing clinical drug product are now well established. Further, we have developed, and plan on adding to, our internal regulatory expertise. Thus, we believe our capabilities in effective antiviral drug development are now substantially improved.

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

Our Pan-Coronavirus Drug Candidates: NV-CoV-2 (APINV-387) In Clinical Trials

Our lead drug candidate NV-CoV-2 (API NV-387) is a broad-spectrum, pan-coronavirus drug for the treatment of COVID. NV-CoV-2 entered into Phase Ia/Ib human clinical trials around mid-June, 2023, sponsored by our licensee and collaborator in India, Karveer Meditech, Private Ltd (Karveer) (see below).

NV-CoV-2 contains the API NV-387, which is a “nanoviricide” with a mechanism of action that is orthogonal and complementary to that of the existing therapeutics (see below).

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

We have successfully developed NV-387 formulations for different severities of the disease, including (i) NV-CoV-2 Oral “Gummies” and (ii) NV-CoV-2 Oral Syrup, to treat mild to moderate disease, and (iii) NV-CoV-2 for Injection, Infusion or Inhalation for hospitalized patients with severe disease including the direct-lung-inhalation for severe lower lung disease, thus covering the entire disease severity spectrum.

The clinical trials program for NV-CoV-2 has started with the evaluation of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies in adults, which we plan to extend to pediatric populations upon successful results. Clinical trials of the Injectable Formulation of NV-CoV-2 are expected to follow thereafter. We will continue to report on these objectives via press releases as meaningful advancements take place.

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

Thus, we believe NV-CoV-2 is poised to meet the unmet medical need of a highly effective and safe drug to treat COVID, and potentially long COVID with residual virus, that would be useable in all segments of patient populations, from children to otherwise healthy patients to older patients and patients with co-morbidities.

Exploring Additional Applications of NV-387 to Maximize Return on Investments and to Fulfill Unmet Medical Needs

NV-387 is designed to mimic a common “attachment factor” family that we refer to as the “Sulfated Proteoglycans (S-PG)”, to which a large number of viruses bind as the first step in infecting a cell (reviewed in 1). We loosely include a number of sulfated proteoglycan types in this “S-PG class”. They differ in exact structures but share a number of commonalities. This family includes glycosaminoglycans (“GAG”s), and proteoglycans containing heparan sulfate (HSPG), dermatan sulfate (DSPG), chondroitin sulfate (CSPG), and keratan sulfate (CSPG), among others. Over 90% of known pathogenic viruses bind to one or more of these S-PG class attachment receptors. These viruses include Coronaviruses, Paramyxoviruses (RSV - Respiratory Syncytial Virus, and HMPV- human Metapneumovirus), Dengue Viruses, Chickengunya Virus, Herpesviruses, Human Papillomavirus (HPV), HIV, Hendra and Nipah Viruses, Ebola and Marburg Viruses, Poxviruses, among others. Thus, a large number of virus families use these S-PG family attachment receptors to concentrate next to cells and thereby efficiently infect cells, with different virus families having preferences to one or more of such attachment factors.

We anticipated that the active pharmaceutical ingredient of NV-CoV-2, namely NV-387, may have significantly broader spectrum of antiviral effectiveness than the coronavirus family alone, based on its design. Previously, during COVID drug development, NV-387 we found that NV-387 has a broad-spectrum anti-coronavirus activity that included all of the tested seasonal coronaviruses and SARS-CoV-2 in pre-clinical studies. Therefore, we anticipated that NV-387 may be sufficiently effective to warrant clinical development against a number of additional S-PG-utilizing virus families. To date, we have tested NV-387 for effectiveness in animal models of RSV and of Poxviruses, and we have found it to be highly effective in both cases.

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

We believe having a safe and effective broad-spectrum antiviral agent such as NV-387 in hand could help combat future viral infection epidemics before they expand. This strategy should form a backbone of pandemic preparedness strategy, rather than reliance on vaccines and antibodies that have now been proven to be of limited durable utility.

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

The COVID Pandemic is changing and NV-CoV-2 is Expected to Fulfill the Unmet Medical Need of this New Scenario

The pandemic has changed in character from each distinct wave being of a single dominant variant to nearly continuous disease prevalence with multiple circulating variants at the same time, and newer variants rising to dominance every few months. The variants have become progressively more communicable and contagious in time. Although the observed severity of the disease has decreased due to multiple factors including the built up population immunity from prior exposure to the virus variants and vaccinations, SARS-CoV-2 continues to be an important health threat. The SARS-CoV-2 virus with its continually evolving variants is now a continuously recurring phenomenon, like other seasonal viruses such as Influenzas.

As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise.

An additional phenomenon called “ADE” poses a threat that should not be overlooked since SARS-CoV-1 was shown to have the potential for “Antibody-Dependent-Enhancement of Disease” (“ADE”). Dengue viruses are particularly known for ADE. When a virus variant or subtype infects persons that have antibodies to a previous virus of the same kind (but not the same) more severely and causing a greater risk of fatalities, it is called ADE. The newly infecting virus essentially uses the antibodies in the patient to hitch a ride to productively infect additional cells that bear receptors for antibodies, because the antibodies are not matched to, and therefore do not effectively block, the new virus. The antibodies in the patient may be because of a prior natural infection, vaccination, or therapeutic usage. Fortunately, as of now, there have been no reports of ADE-causing variants of SARS-CoV-2 to the best of our knowledge. However, such a potential for a next variant of SARS-CoV-2 cannot be ignored because (a) SARS-CoV-1 has already shown such potential, and (b) the Omicron family variants of SARS-CoV-2 have been productively infecting vaccinated persons, acquiring subsequent additional mutations.

Thus, the world is not well prepared for the SARS-CoV-2 waves and the continuing public health threat, except for the fact that natural immunity and prior vaccine-boosted immunity may afford protection that did not exist when the pandemic first arose. The therapeutics and preventatives tools available today are generally known to be inadequate, as summarized above. As the populations get “used to” living with the virus, the societal tools of masking, social distancing, and clean hygiene have mostly fallen off due to the encumbrances they pose. The extremely high infectiveness of the current Omicron variants implies that even these societal tools would have limited effect unlike with the earlier alpha and delta waves of SARS-CoV-2 wherein lockdowns may have averted substantial spread and thus morbidity and mortality.

A large percentage of COVID patients have been experiencing “long COVID”2, wherein various disease manifestations extend into many months to even years. In the long COVID syndrome, nasal swabs do not indicate virus presence, but using highly sensitive tests, it has been shown that a substantial percentage of long COVID cases do have circulating SARS-CoV-2 virus or its antigens present in small quantities. There are significant uncertainties in the numbers of long COVID patients, and among them, the ones who are still carrying residual virus, because of issues with data collection, methodologies, and limitations regarding reporting and testing. It has also been recently shown that the incidence of long COVID is somewhat reduced in patients that have used the antiviral drug Paxlovid® to treat their COVID infection3, indicating the need for a more effective antiviral drug for minimizing long COVID, and also possibly treating long COVID cases with residual virus. At present there is no therapeutic available for treating even the long COVID cases with manifest virus presence. We believe that NV-CoV-2 is capable of fulfilling this unmet medical need.

We are targeting NV-CoV-2 to fulfill an important medical need for COVID treatment that remains unmet even today. There is no antiviral COVID drug available yet that can be used for the treatment of all segments of patient population. Equally noteworthy, there is no antiviral COVID drug available yet that can be expected to continue to work even as new variants of the SARS-CoV-2 keep evolving and spreading in the field. We plan on developing the same drug for the treatment of RSV as well, given the successful results in the RSV animal model. Of the three major seasonal threats of respiratory infections, NV-387 is found to be capable of tackling coronavirus infections and RSV infections. Influenza virus uses a different attachment/entry receptor, namely sialylated glycoproteins, and we have corresponding drugs in development under our FluCide™ program, which we plan to accelerate depending upon available resources.

NanoViricides is Fully Equipped for Rapid Antiviral Drug Development from Discovery to cGMP Drug Product Delivery for Clinical Trials

NanoViricides is one of a few biopharma companies that has its own cGMP-compliant manufacturing facility. We have manufactured multi-Kg scale clinical supply of drug substances as well as the oral drug products for NV-CoV-2 at our own facility, from synthesis all the way to fill-finish-labeling and packaging, simplifying and expediting the cGMP-compliant manufacturing operations. Our production capacity is anticipated to be more than sufficient for Phase I, Phase II and Phase III human clinical trials for our anti-coronavirus and anti RSV drugs in development, as well as for the anticipated clinical trials of NV-HHV-1 skin cream for the treatment of shingles, and any other anticipated clinical trials that we may engage into. This in-house cGMP production capability is expected to result in significant cost savings across all our programs.

Manufacturing nanomedicines, especially under cGMP conditions, has been identified as a strong risk, and has led to failure of several nanomedicines programs. NanoViricides co-founder Dr. Anil Diwan and our team have employed considerations for cGMP manufacture of our nanomedicines right from the design, development and optimization of the drug candidates, the polymers and ligands that go into them, as well as the processes employed right from the small research scale to the initial process verification batches. The team has successfully and rapidly translated from the research scale production of several grams drug substance to Kg-scale cGMP-compliant manufacture for two different drug candidates, namely NV-HHV-1 and NV-CoV-2, in three different formulations, namely skin cream, oral syrup, and oral gummies, in a very short time span. This includes manufacture of the active ingredient (drug substance), the formulated drug products, and packaged drug products for clinical trials usage.

We have thus demonstrated that we have unique expertise in the industry of performing cGMP-compliant manufacture of multiple complex nanomedicine drugs, including cGMP manufacture of (a) drug substance from simple chemical starting materials, (b) the formulated drug product, and (c) the final packaged drug. This is a very significant milestone on the way of NanoViricides becoming a fully integrated pharma company.

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

We mimic the feature on the cellular protein at which the virus binds, and, using molecular modeling, design small molecules that act as “ligands” to bind to the virus surface glycoproteins as though the virus was binding to that cellular protein itself. We chemically synthesize the optimal ligands, and separately attach them to the polymeric micelle scaffold to generate a number of initial “nanoviricide” drug candidates to screen against the virus. Thus the nanoviricide is designed to “look like” the cell membrane with copious amounts of sites for the virus to bind to. When initial interaction of a few ligands with the virus particle takes place, the “metstable” nanoviricide micelle is anticipated to shift its shape, inverting itself onto the virus particle promoted by the “lipid-lipid mixing effect” driven by the lipid chains normally on the interior of a nanoviricide micelle and the lipid membrane that is on the virus surface. Such an attack on the virus particle is expected to de-stabilize the virus particle and uproot the surface glycoproteins it uses for fusing with a cell. Thus the virus would no longer be capable of infecting a cell. This process would result in complete blockage of the “Re-Infection Cycle” of the virus if successful. We call this mechanism “Re-Infection Inhibition”. This mechanism goes beyond the simple neutralization of the virus by antibodies, which requires the human immune system to further take care of the resulting virus-antibody complex. This mechanism also goes beyond the simple blocking of virus entry by small chemical entry inhibitors, which would require extremely high concentrations of the inhibitor to effect complete blockage of each virus particle based on mass-action considerations.

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

In the case of NV-CoV-2, during drug discovery and development process, in addition to employing the ACE2 virus entry protein as our engineering bio-mimicry target, we also performed biomimetic engineering that used the sulfated proteoglycans that all coronaviruses attach to and concentrate at the cell surface, then during drug discovery and development process. We believe this enables them to bind to their cognate receptors (such as ACE2 for SARS-CoV-1, SARS-CoV-2, and hCoV-NL63; DPP-IV for MERS, etc.) and gain entry into the cell. This second approach provides substantially broader antiviral spectrum than using a specific cognate cellular protein that the virus uses for entry. NV-CoV-2 is a result of this broad-spectrum approach of using sulfated proteoglycan mimetic ligands.

Mimicking the attachment receptor families may lead to extremely broad-spectrum drug candidates. We call this implementation NanoViricides Platform Technology Modality #1. NV-387 is an example of this Modality #1, namely, Broad-Spectrum Antiviral Re-infection Inhibitors.

Mimicking the cognate receptor would lead to a narrower range but can be anticipated to have greater efficacy compared to mimicking the attachment receptor families. We call mimicking the cognate receptor the NanoViricides Platform Technology Modality #2, or Specific Antiviral Re-Infection Inhibitors.

The NanoViricides Platform Technology: (ii) Promising Potential Cures for Infections by Non-latency Viruses

Additionally, we are the only company that, to the best of our knowledge, is developing antiviral treatments that are designed to (a) directly attack the virus and disable it from infecting human cells (i.e. block the “Re-Infection Cycle”), and (b) simultaneously block the reproduction of the virus that has already gone inside a cell (i.e. block the “Replication Cycle”). Together, this strategy of a two-pronged attack against the virus, both inside the cell and outside the cell, and thus blocking the complete lifecycle of the virus, can be expected to result in a cure for coronaviruses and other viruses that do not become latent. We call this implementation, namely encapsulation of other active ingredients within the polymeric micelle of the virus-targeted nanoviricide (which can be based on either Modality #1 or Modality #2), the NanoViricides Platform Technology Modality #3.

As an example of the Modality #3, we have developed NV-CoV-2-R, which comprises NV-387 that encapsulates Remdesivir, a known broad-spectrum antiviral drug that is already approved for COVID treatment of hospitalized patients. Although approved, the clinical effectiveness of Remdesivir is limited by its bodily metabolism. It is well known that this drug is highly active in cell culture studies, but the clinical results do not match the expectations corresponding to its cell culture effectiveness. We developed NV-CoV-2-R to overcome this issue and we have demonstrated that encapsulation within NV-387 successfully improves the PK/PD (pharmacokinetics and pharmacodynamics) profile of Remdesivir4. The increased circulating lifetime and also concentration of intact Remdesivir should improve its effectiveness. Additionally, NV-CoV-2-R affords the synergistic effects of attacking the virus lifecycle by two orthogonal mechanisms, going well beyond the effects of Remdesivir alone. In NV-CoV-2-R, one component, NV-387, is designed to block the “Re-Infection Cycle”, and the encapsulated guest component, Remdesivir is known to block the “Replication Cycle”. Thus NV-CoV-2-R is designed to block the entire lifecycle of coronaviruses.

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

In fact, we have found in pre-clinical animal studies that both NV-CoV-2 and NV-CoV-2-R were highly effective when given orally in combating a lethal lung infections that models the severe SARS-CoV-2 disease as seen with the delta variant. In comparing the effect on combating the infection by oral treatment versus injectable treatment, we believe that the bioavailability of the oral dosage forms is substantially good, and in the range of many approved oral drugs. In addition, the API NV-387 was found to be highly effective when given orally in the case of lethal lung RSV infection animal model as well as a lethal smallpox-emulating ectromelia footpad infection mouse model, further substantiating the oral bio-availability observed in the coronavirus study results.

These findings have enabled us to develop oral formulations of NV-CoV-2 for human clinical trials. We have successfully developed orally active formulations of our COVID drug candidates, in an oral syrup form, as well as an oral gummies (“Chewable Soft Solids”) form. We believe that for mild to moderate disease, for pediatric, and older patients, the oral syrup and gummies forms would be highly advantageous over tablets, capsules, injections, infusions, or lung inhalations.

The injectable formulation of NV-CoV-2 (API NV-387) is expected to be valuable in the treatment of severe cases. Out-patient single dose injection treatment may be feasible if the effectiveness of NV-CoV-2 in human clinical trials matches that observed in pre-clinical animal studies. Further, this injectable formulation is designed to be deliverable also as an aerosol by a simple hand-held nebulizer device directly into lungs. Such inhalation, as an aerosol, is expected to provide greater benefits to more severe patients by providing high concentration of the drug locally in the lungs where the SARS-CoV-2 viruses cause the most damage. Injectable, Infusion and Inhalation formulation of NV-387 would also be very important for the treatment of RSV infections, especially for severe infections in pediatric cases.

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

We believe we have demonstrated that we can rapidly develop different types of formulations for different routes of administration, such as injectable, skin cream, lotion, gel, and even oral, because of the inherent strength of the flexible and tailorable Nanoviricide Platform technology. The technology also enables us to develop nasal sprays and bronchial aerosols. We plan to develop the appropriate formulations as necessary.

Developments During the Reported Period

During the three months ended September 30, 2023, we have focused on expansion of the indications of the broad-spectrum antiviral API, NV-387, which is in Phase 1a/1b clinical trials for the indication of Coronavirus infections.

NanoViricides Broad-Spectrum Antiviral Drug NV-387 Was Found To Be Effective Against RSV Lethal Lung Infection

On July 11, 2023 we reported that NV-387 was found to be effective in an animal model of lethal lung pneumonia caused by RSV infection. Importantly, both oral and intravenous administrations of NV-387 were effective almost matching the effectiveness of the toxic drug Ribavirin. There is currently no safe and effective drug approved for RSV. The market size for RSV therapeutics is estimated by GrowthPlus to grow at a CAGR of 18.9%, reaching $8.73 Billion by 2031, representing a significant commercial opportunity.

RSV causes severe infections primarily in infants and young children, persons over age of 60 and immune-compromised persons. Each year in the United States, an estimated 58,000–80,000 children younger than 5 years old are hospitalized due to RSV infection. Globally, RSV is a common cause of childhood acute lower respiratory infection (ALRI, which includes pneumonia) and a major cause of hospital admissions in young children. Globally in 2015, 33 million episodes of RSV-ALRI, resulted in about 3·2 million hospital admissions, and 59,600 in-hospital deaths in children younger than 5 years. About 45% of hospital admissions and in-hospital deaths due to RSV-ALRI occur in children younger than 6 months.

Two vaccines have recently been approved for RSV prophylaxis. Arexvy (GSK), and Abrysvo (Pfizer) were approved in May, 2023 for use in adults over 60 years of age and both reduced severity of RSV infection. There are no vaccines currently approved for infants and children.

However, there are no safe and effective therapeutics for RSV to date. Ribavirin, a highly toxic drug, is conditionally approved only for patients with high risk of progressively severe RSV disease, due to significant side effects including hemolytic anemia and kidney failure. Synagis (palivizumab), and recently approved Beyfortus (nirsevimab) are antibodies approved only for prophylactic use in children and infants at high risk of severe RSV infection, but neither is approved for treatment of RSV infection, which remains an unmet medical need.

We anticipate that NV-387 formulations for treatment of RSV infection would be eligible for Phase 2/3 human clinical trials upon completion of the Phase 1a/1b clinical trials of NV-CoV-2 (which contains NV-387).

The Phase 1a/1b Human Clinical Trial of NV-CoV-2 (API NV-387), a Broad-Spectrum Antiviral Drug, is Progressing Successfully

On August 21, 2023, we reported that the Phase 1a/1b human clinical trial of NV-CoV-2, under the sponsorship of Karveer, our licensee and collaborator, is progressing successfully. In the single-ascending-dose (SAD) part, i.e. Phase 1a part, 26 of the expected 36 human volunteer subjects have been dosed and completed the study. In addition, in the multiple-ascending-dose (MAD) part, i.e. Phase 1b-Healthy Subjects part, 26 of the expected 36 healthy subjects have completed the study successfully. No adverse events or serious adverse events were found in the SAD or MAD studies to date, in either the NV-CoV-2 Oral Syrup or the NV-CoV-2 Oral Gummies administration cohorts. The drugs were found to be safe and well tolerated. Thereafter, a scheduled interim audit of the trial operations by the clinical trial sponsor, Karveer, was successfully completed and recruitment of the remaining subjects has resumed.

COVID waves are expected to continue because of novel variants appearing constantly. However, with the built-up immunity from prior SARS-CoV-2 exposures and infections with several variants, as well as the earlier vaccinations, the fatality rates are expected to remain low. Nevertheless, the COVID waves continue to cause an adverse economic impact worldwide that is substantially greater than that caused by influenza viruses.

NV-387 Was Found To Be Effective In A Lethal Infection Animal Model That Is Used In Drug Development for MPox and Smallpox Virus Infections In Humans

On November 14, 2023, subsequent to the reporting period, we reported on the on-going smallpox-emulating animal model studies of efficacy of NV-387 treatment. We reported that oral NV-387 treatment was as effective as the approved drug tecovirimat (TPOXX®, SIGA Pharmaceuticals) in a lethal model comprising intra-digital infection by the ectromelia virus into the footpads of mice, resulting in a 14-days survival in both treatments, as opposed to 8 days survival of vehicle-treated or untreated animals, based on the on-going work on this project. Moreover, combined treatment with both NV-387 and tecovirimat resulted in a significantly improved survival of 17 days in this study. Tecovirimat is the drug approved for smallpox under “animal rule” and is stockpiled by the Biomedical Advanced Research and Development Authority (BARDA). It was mobilized from the stockpile during the recent MPox epidemic. BARDA is interested in development of additional poxvirus therapeutics as per a recent Broad-Agency Announcement (BAA). There is significant interest in the development of a smallpox therapeutic that works well by itself, as well as in combination with the known drug, tecovirimat. Tecovirimat has a low barrier of escape, a single mutation in one protein can enable the virus to escape this drug, adding to the significance of additional smallpox drug development.

We believe that it may be possible for us to obtain non-dilutive grants-and-contracts based funding for the development of NV-387 as a therapeutic for poxviruses under the FDA “Animal Rule” provision, which requires specific animal model studies as substitutes for Phase 2/3 human clinical efficacy studies, and an extended Phase 1 human safety study.

SIGA announced in July 2023 that it has received new procurement orders of approximately $138 Million for TPOXX from the U.S. Government. Previous acquisitions of TPOXX have totaled close to a billion dollars, indicating the significant commercial value for a Smallpox/Mpox drug.

Thus, NV-CoV-2 (NV-387) addresses an unmet medical need for broad-spectrum, safe and effective antiviral drug against multiple threats. In addition to the above reported work, we have been working on a number of background tasks that feed into the regulatory pathway. Further, we have re-initiated the FluCide™ program this quarter with a limited engagement, while focusing our primary work on advancing the regulatory development of NV-387, and expansion of indications of NV-387.

Subsequent Events

On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 convertible promissory note into 331,859 shares of the Company’s Series A preferred stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note.

On November 13, 2023, the Company’s President and CEO, Dr. Anil R. Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit are collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C-1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. The Company does not anticipate any borrowings under the Line of Credit during the current fiscal year.

Our Other Drug Development Programs

NV-HHV-1, Our Drug Candidate for Treatment of Shingles Rash

Previously, we have developed a clinical drug candidate NV-HHV-1 and formulated it as a skin cream for the treatment of Shingles. We plan on undertaking clinical trials of NV-HHV-1 after NV-CoV-2 clinical trials. We have performed cGMP-like manufacture of both the active pharmaceutical ingredient (API NV-HHV-1, the nanoviricide against VZV), and the fully formulated skin cream (the drug product candidate), at our own facilities at ~1Kg scale (API basis)with attendant significant time, project management, and cost savings as opposed to going to an external contract manufacturer. Approximately 10Kg of fully formulated drug product was manufactured. We believe this scale is sufficient for the requirements of Phase I and Phase II human clinical trials.

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

Financial Status

As of September 30, 2023 the Company had approximately $7.0 million in cash and cash equivalents and approximately $7.9 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $0.9 million. Stockholder’s equity was approximately $13.0 million at September 30, 2023.

During the three month period ended September 30, 2023, the Company used approximately $1.2 million in cash toward operating activities. The available cash, and cash available under our Line of Credit, is sufficient for more than twelve months of operations at the current rate of expenditures from the date of filing of this Quarterly Report on Form 10-Q. As our COVID and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand, and the availability of a standby Line of Credit for completion of initial human clinical trials of NV-CoV-2 at this time. We estimate that we will need additional funding to continue further development of our drug candidates through later stages of human clinical trials if we do not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

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

Process Scale-Up Production Capability

The process scale-up area is operational at kilogram to multi-kg scales for different chemical synthesis and processing steps. It comprises reactors and process vessels on chassis or skids, ranging from 250mL to 75L capacities, as needed. Many of the reactors and vessels have been designed by us for specific tasks related to our unique manufacturing processes. Additionally, we have clinical scale filling and packaging equipment for oral syrup and oral gummies (semi-solids) formulations, that was custom-designed and fabricated in the USA.

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

We have added suite for cGMP-compliant Oral Drug Product Formulation, Fill, and Packaging. We manufactured and delivered the clinical NV-CoV-2 oral syrup and oral gummies (semi-solids) drug products in this suite using equipment that we had custom-designed and fabricated in the USA.

We plan to produce multiple batches of a drug product. At the appropriate time as required we plan to register the facility as a cGMP manufacturing facility with the FDA.

Our BSL-2 Certified Virology Lab

We have significantly enhanced our internal anti-viral cell culture testing capabilities at our Shelton campus. Our Virology Research Lab suite has a BSL-2 (Biological Safety Level 2) certification from the State of Connecticut . This suite comprises three individual virology workrooms, enabling us to work on several different viruses and strains at the same time. This facility is designed only for cell culture studies on viruses, and no animal studies can be conducted at any of our own facilities.

We have established several different types of assays for screening of drug candidates against Coronaviruses, SARS-CoV-2 Pseudovirions, VZV, HSV-1, HSV-2, Influenza viruses, among others in this lab. Recently, we have added assays for screening of drug candidates against BSL2-Orthopoxviruses, Enteroviruses, and RSV. Our BSL-2 Virological capability has been instrumental in our rapid development of potential drug candidates for further investigation towards human clinical trials. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs.

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

As a risk factor, we have limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

We plan on completing the on-going Phase 1a/1b clinical trials of NV-CoV-2 (API NV-387) in India. Thereafter we plan to take NV-CoV-2 into Phase 2/3 clinical trials for at least two indications, namely COVID and RSV infections, possibly as part of a single, multi-arm, clinical trial. We plan on obtaining non-dilutive funding for the drug development poxvirus program. We plan on seeking partnerships on these programs as they mature further.

We have previously completed IND-enabling studies for a drug candidate for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV). We plan on taking the shingles drug candidate into human clinical trials after clinical trials of our NV-CoV-2 drug candidate.

As a risk factor, we recognize that the FDA may require additional studies to be done before approving the IND for any of our programs. Assuming that the FDA allows us to conduct human clinical studies as we intend to propose, we believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy NV-387 in human clinical studies for the treatment of COVID, RSV or both. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further additional studies as necessary towards drug approval or licensure from regulatory agencies.

As a strategy, we plan to develop the same drug, once initial clinical trials towards a first approval of the drug are completed, for commercial approval for additional indications, such as pediatric applications, special case applications for certain classes of immuno-compromised patients, among others, provided that appropriate levels of funding is available. We believe that adding further indications would significantly expand market penetration and improve return on investment for our drugs.

Collaborations, Agreements and Contracts

On March 27, 2023, we entered into a License Agreement (the “Agreement”) with Karveer Meditech Private Limited, India (“Karveer”), whereby we granted to Karveer a limited, non-transferable, exclusive license for the development and commercialization and further use, sale, or offer of sale of the Licensed Product(s) NV-CoV-2 and NV-CoV-2-R (the “Two Clinical Test Drug Candidates”) in the Territory of India, and as part of the drug evaluation and development, Karveer agreed to sponsor the clinical test drug candidates for Phase I and Phase II clinical trials and act as clinical trials manager. The Company shall have rights to the data generated by Karveer in the clinical trials for use in other jurisdictions, and Karveer shall provide the Company with applicable reports and data. The license conveyed pursuant to the Agreement shall have no set term, and will continue for the period during which Karveer uses the Company’s proprietary technologies. In return, the Company will reimburse Karveer for all direct and indirect costs incurred for the clinical trials, as well as a customary fee of 30% of such costs. Further pursuant to the Agreement, Karveer shall pay the Company 70% of any invoiced commercial net sales of either or both of the Two Clinical Test Drug Candidates to unaffiliated third parties; there will be no minimum royalties, nor any license maintenance fees. Karveer is a related party in that Dr. Anil Diwan, our President, co-founder, and Executive Chairman, is also a co-founder and passive investor in Karveer. We believe that we have been able to harness significant savings in terms of both expenditures and time due to this relationship compared to if we had engaged with an unrelated commercial third party for the same purposes.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2023, we had cash and cash equivalents of $6,969,823, prepaid expenses of $173,282 and net property and equipment of $7,927,881. Accounts payable and accrued expenses were $948,311, inclusive of accounts payables to a related party of $379,485. The accounts payable–related party is net of a two month advance of $500,000. Stockholders’ equity was $12,968,510 at September 30, 2023. In comparison, as of June 30, 2023, we had $8,149,808 in cash and cash equivalents, prepaid expenses of $295,486 and $8,106,647 of net property and equipment. Our liabilities at June 30, 2023 were $534,250 including accounts payable of $157,056 payable to third parties and accounts payable to TheraCour of $233,434, net of a two month advance of $500,000, and accrued expenses of $143,760.

During the three month period ended September 30, 2023, we used approximately $1.2 million in cash toward operating activities. During the three month period ended September 30, 2022, we used approximately $1.0 million in cash toward operating activities.

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

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the three month periods ended September 30, 2023 and 2022.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2023 increased $354,006 to $1,466,665 from $1,112,659 for the three months ended September 30, 2022. The increase in research and development expenses for the three months ended September 30, 2023 is due to an increase in clinical development expenses and laboratory fees.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2023 increased $55,225 to $564,926 from $509,701 for the three months ended September 30, 2022. The increase in general and administrative expenses for the three months ended September 30, 2023 is due to an increase in professional fees.

Interest Income – Interest income for the three months ended September 30, 2023 increased $46,776 to $99,338, from $52,562 for the three months ended September 30, 2022. The increase in interest income for the three months ended September 30, 2023 is due to an increase in interest rates during the three month period ended September 30, 2023.

Interest Expense – Interest expense for the three months ended September 30, 2023 increased $35,649 to $36,493 from $844 for the three months ended September 30, 2022. The increase in interest expense for the three months ended September 30, 2023 is a result of the interest accrued on the $1,500,000 convertible promissory note issued in lieu of a cash milestone payment. On October 27, 2023, TheraCour cancelled all of the accrued interest on the Note and converted the principal of the Note to Series A preferred shares.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended September 30, 2023, the Company had a net loss of $(1,968,746) or $(0.17) per share compared to a net loss of $(1,570,642) or $(0.14) per share for the three months ended September 30, 2022. The increase in the net loss for the periods presented is attributable to the factors discussed above.

Liquidity and Capital Reserves

We had cash and cash equivalents of $6,969,823 and prepaid expenses of $173,282 as of September 30, 2023 and accounts payable and accrued expenses were $948,311, inclusive of accounts payable of $379,485 to a related party as of the same date. The accounts payable – related party is net of a two month advance of $500,000. Since inception, we have expended substantial resources on research and development. Consequently, we have sustained substantial losses. We have an accumulated deficit of $133,049,495 at September 30, 2023. Such losses are expected to continue for the foreseeable future and until such time, if ever, that we are able to attain sales levels sufficient to support its operations. There can be no assurance that we will achieve or maintain profitability in the future. Further, we anticipate several important milestones to occur in the ensuing year starting with preliminary results from the Phase 1a/1b clinical trial of NV-CoV-2 (API NV-387). Management believes that assuming these milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and would eventually improve the Company’s ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present. There can be no assurance that we will be to raise funds on terms acceptable to the Company, or at all. There can be no assurance that we will be able to enter into co-development or other licensing agreements.

We believe that cash on hand as of September 30, 2023, and cash available under our Line of Credit, will be sufficient to fund the planned operations and expenditures for at least the next twelve months from the issuance of these condensed financial statements. However, we will need to raise additional capital to fund our long-term operations and research and development plans including human clinical trials for the various drug candidates until we generate revenue that reaches a level sufficient to provide self-sustaining cash flows. To cover the shortfall, Management intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies in addition to equity-based financing. There can be no assurance that we will be able to obtain such additional capital resources or that such financing will be on terms that are favorable to us. We believe that the management plan, our existing resources and access to the capital markets will permit us to fund planned operations and expenditures. However, we cannot provide assurance that our plans will not change or that changed circumstances will not result in the depletion of the capital resources more rapidly than we currently anticipate.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by 17.C.F.R. and are not required to provide information under this item.

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

As of September 30, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2023. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must continue to reinforce additional procedures ensuring that Form 10-K is prepared and reviewed on a timely and accurate basis.

Changes in Internal Control Over Financial Reporting

Other than what was described above, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting. As noted below, we have implemented changes in our internal control over financial reporting to address the material weakness described above.

Remediation Plan

The Company has established a financial reporting controls committee comprised of members of senior management and a member of the Audit Committee of the Board of Directors. The committee provides oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of the aforesaid material weakness and identifying and testing for potential internal control weakness in the financial reporting process to assure reliability and accuracy. While the Company has implemented additional layers of review of its Form 10-Q through the establishment of the financial reporting controls committee, it was not able to fully remediate the material weakness with respect to the timeliness component. The Company will continue to work to improve its timeliness in review and issuance of its future annual filings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 21, 2023, the Company’s Board of Directors approved the employment extension of Dr. Anil Diwan, President and Chairman of the Board. On October 6, 2023, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $8,124 for the three months ended September 30, 2023. The balance of $24,374 will be recognized as the remaining 7,653 shares vest and service is rendered for the remaining nine months ended June 30, 2024.

For the three months ended September 30, 2023, the Company’s Board of Directors authorized the issuance of 387 of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,493 for the three months ended September 30, 2023 related to this issuance.

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

The Scientific Advisory Board was granted in August 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.63 per share expiring in August 2027. The fair value of the warrants was $159 for the three months ended September 30, 2023 and was recorded as consulting expense.

For the three months ended September 30, 2023, the Company’s Board of Directors authorized the issuance of 39,103 fully vested shares of the Company’s common stock with a restrictive legend for consulting services. The Company recorded an expense of $50,600 for the three months ended September 30, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

For the three months ended September 30, 2023, the Company’s Board of Directors authorized the issuance of 7,947 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

All of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws and are deemed restricted securities, and unless so registered may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 27, 2023, TheraCour Pharma, Inc. exercised its right to convert a $1,500,000 convertible note into 331,859 shares of the Company’s Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Shares”).

The issuance of the securities referred to above will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by the Securities Act. None of the foregoing securities as well the Common Stock issuable upon conversion or exercise of such securities, if any, have been registered under the Securities Act or any other applicable securities laws and are deemed restricted securities, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 14, 2023	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 14, 2023	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)