Form 10-Q
period 2023-12-31
NANOVIRICIDES, INC.
filed 2024-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2023

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

As of February 14, 2024 there were approximately 11,779,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,245,374	$8,149,808
Prepaid expenses	72,442	295,486
Total current assets	5,317,816	8,445,294

Property and equipment, net	7,746,092	8,106,647

Intangible assets, net	329,443	333,578

OTHER ASSETS
Service agreements	8,859	14,361
Total assets	$13,402,210	$16,899,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$266,663	$157,056
Accounts payable – related parties	504,039	233,434
Accrued expenses	180,372	143,760
Total current liabilities	951,074	534,250

Other non-current liability – related party	—	1,500,000

Total liabilities	951,074	2,034,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 890,511 and 547,674 shares issued and outstanding, at December 31, 2023 and June 30, 2023, respectively	9	5
Common stock, $0.00001 par value; 150,000,000 shares authorized, 11,778,643 and 11,698,497 shares issued and outstanding, at December 31, 2023 and June 30, 2023, respectively	117	116
Additional paid-in capital	147,615,441	145,946,258
Accumulated deficit	(135,164,431)	(131,080,749)

Total stockholders’ equity	12,451,136	14,865,630

Total liabilities and stockholders’ equity	$13,402,210	$16,899,880

See accompanying notes to the condensed financial statements

Nanoviricides, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
OPERATING EXPENSES
Research and development	$1,573,879	$1,170,710	$3,040,544	$2,283,369
General and administrative	610,877	663,284	1,175,803	1,172,985

Total operating expenses	2,184,756	1,833,994	4,216,347	3,456,354

LOSS FROM OPERATIONS	(2,184,756)	(1,833,994)	(4,216,347)	(3,456,354)

OTHER INCOME (EXPENSE)
Interest income	83,134	88,954	182,472	141,516
Interest expense	(13,315)	(94)	(49,808)	(938)

Other income (expense), net	69,819	88,860	132,664	140,578

NET LOSS	$(2,114,937)	$(1,745,134)	$(4,083,683)	$(3,315,776)

Net loss per common share- basic and diluted	$(0.18)	$(0.15)	$(0.35)	$(0.29)

Weighted average common shares outstanding- basic and diluted	11,745,906	11,610,303	11,732,349	11,601,335

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the six months ended December 31, 2023

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2023	547,674	$5	11,698,497	$116	$145,946,258	$(131,080,749)	$14,865,630

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	9,617	—	9,617

Common stock issued for consulting and legal services rendered	—	—	39,103	1	50,599	—	50,600

Warrants issued to Scientific Advisory Board	—	—	—	—	159	—	159

Common stock issued for Directors fees	—	—	7,947	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,968,746)	(1,968,746)

Balance, September 30, 2023	558,265	$5	11,745,547	$117	$146,017,882	$(133,049,494)	$12,968,510

Series A preferred stock issued for employee stock compensation	387	—	—	—	9,358	—	9,358

Series A preferred stock issued upon conversion of related party promissory note	331,859	4	—	—	1,499,996	—	1,500,000

Common stock issued for consulting and legal services rendered	—	—	23,379	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	147	—	147

Common stock issued for Directors fees	—	—	9,717	—	11,250	—	11,250

Forgiveness of interest on related party debt	—	—	—	—	49,808	—	49,808

Net loss	—	—	—	—	—	(2,114,937)	(2,114,937)

Balance, December 31, 2023	890,511	$9	11,778,643	$117	$147,615,441	$(135,164,431)	$12,451,136

NanoViricides, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the six months ended December 31, 2022

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	484,582	$5	11,592,173	$116	$145,574,080	$(122,492,176)	$23,082,025

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	13,864	—	13,864

Common stock issued for consulting and legal services rendered	—	—	12,710	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	480	—	480

Common stock issued for Directors fees	—	—	5,154	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,570,642)	(1,570,642)

Balance, September 30, 2022	495,173	$5	11,610,037	$116	$145,626,674	$(124,062,818)	$21,563,977

Series A preferred stock issued for employee stock compensation	387	—	—	—	13,055	—	13,055

Common stock issued for consulting and legal services rendered	—	—	17,366	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	223	—	223

Common stock issued for Directors fees	—	—	7,173	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,745,134)	(1,745,134)

Balance, December 31, 2022	495,560	$5	11,634,576	$116	$145,678,202	$(125,807,952)	$19,870,371

See accompanying notes to the condensed financial statements

Nanoviricides, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,083,683)	$(3,315,776)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	18,975	26,919
Common shares issued as compensation and for services	100,100	76,500
Warrants granted to Scientific Advisory Board	306	703
Depreciation	374,320	366,190
Amortization	4,135	4,135
Changes in operating assets and liabilities:
Prepaid expenses	223,044	245,476
Other assets	5,502	15,930
Accounts payable	109,607	(18,669)
Accounts payable - related party	270,605	159,027
Accrued expenses	86,420	6,185

NET CASH USED IN OPERATING ACTIVITIES	(2,890,669)	(2,433,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,765)	(89,845)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of loan payable	—	(94,788)
NET CASH (USED IN) FINANCING ACTIVITIES	—	(94,788)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,904,434)	(2,618,013)
Cash and cash equivalents at beginning of period	8,149,808	14,066,359
Cash and cash equivalents at end of period	$5,245,374	$11,448,346
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$938
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of Series A Preferred shares issued upon conversion of related party convertible promissory note	1,500,000	—
Forgiveness of interest on related party debt	49,808	—

See accompanying notes to the condensed financial statements

NANOVIRICIDES, INC.

December 31, 2023

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a clinical stage nano-biopharmaceutical company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology. NanoViricides possesses its own state of the art facility that supports research and development and drug discovery, drug candidate optimization, cGMP-compliant drug substance manufacturing, cGMP-compliant manufacturing and packaging of drug products for human clinical trials, and early commercialization. The Company has several drugs in various stages of development. The Company’s lead drug candidate for the treatment of COVID, NV-CoV-2, is in Phase1a/1b human clinical trials sponsored by our licensee and collaborator in India, Karveer Meditech Private Limited (KMPL). This candidate has shown effectiveness and safety in pre-clinical studies. The healthy subjects part of the Phase 1a/1b clinical trial was successfully completed recently with no adverse events in both single dose escalation studies and multiple dose escalation studies. NV-CoV-2 mechanism of action is orthogonal and complementary to that of the existing therapeutics, enabling combination therapy with the existing drugs in the market. Further, the active pharmaceutical ingredient (API) of NV-CoV-2, namely NV-387, was found to be active against Respiratory Syncytial Virus (RSV) in a lethal pre-clinical lung infection study. Therefore NV-387, a broad-spectrum antiviral, may be eligible for a Phase II clinical trial for RSV as well as Coronavirus infections after completing the current Phase 1 study. In addition, the Company reported on November 14, 2023 that NV-387 was found to be effective in a lethal animal model emulating smallpox disease, namely lethal intradigital footpad infection by ectromelia virus in mice. Smallpox therapeutics are important for biodefense purposes.

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

The Company has out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to KMPL, a company of which Dr. Anil Diwan is a passive investor and advisor. KMPL sponsored NV-CoV-2 for human clinical trials and obtained regulatory approvals in India. KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1a/1b human clinical trial of NV-CoV-2 began in India, sponsored by KMPL, on June 17, 2023. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV-CoV-2 Oral Gummies, were manufactured at the Company’s Shelton campus, and then shipped to and received by KMPL. Under the agreement with KMPL, the Company will pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive royalties from KMPL equal to 70% of sales to unaffiliated third parties.

Note 2 - Liquidity

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at December 31, 2023 of approximately $135.1 million and a net loss of approximately $4.0 million and net cash used in operating activities of approximately $2.9 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2023, the Company had available cash and cash equivalents of approximately $5.2 million.

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

Management believes that the Company’s existing resources, including availability under its $2 million line of credit will be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. However, the Company cannot provide assurance that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue that reaches a level sufficient to provide self-sustaining cash flows. There can be no assurance that the Company will be able to raise the necessary capital or that it will be on acceptable terms. The accompanying condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Warrants	7,433	8,820	7,433	8,576

The Company has 890,511 shares of Series A preferred stock outstanding as of December 31, 2023. Only in the event of a “change of control” of the Company is each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2023, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,116,789, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil R. Diwan	Chairman, President, CEO, significant stockholder through TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil R. Diwan

Karveer Meditech, Pvt., Ltd (“KMPL”)	An entity of which Dr. Anil R. Diwan is a passive investor and advisor without operating control.

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$5,474	$3,493	$13,765	$29,369

	As of
	December 31,	June 30,
	2023	2023
Account Payable – Related Party-TheraCour

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. Accounts payable due TheraCour at December 31, 2023 and June 30, 2023 were $831,227 and $733,434, respectively, which were each offset by a two month advance of $500,000.

	$331,227	$233,434

	December 31,	June 30,
	2023	2023
Accounts Payable- Related Party-KMPL

The Company has out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to KMPL, a company of which Dr. Anil Diwan is a passive investor and advisor. KMPL sponsored NV-CoV-2 for human clinical trials and obtained regulatory approvals in India. KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1a/1b human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive royalties from KMPL equal to 70% of sales to unaffiliated third parties. Accounts payable to KMPL at December 31, 2023 and June 30, 2023 were:

	$172,812	$—

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Research and Development Costs Related Party

Development fees and other costs charged by to TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2023 and June 30, 2023	$682,258	$633,247	$1,321,335	$1,245,958

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Clinical Trial Costs - Related Party

Clinical trial related and other costs charged by KMPL pursuant to the license between KMPL and the Company were approximately $150,000 and $365,000 for the three and six months ended December 31, 2023. As of December 31, 2023 and June 30, 2023 approximately $150,000 and $100,000 of such costs were accrued by the Company pursuant to the license agreement between the Company and KMPL. The amounts has been recorded within accrued expenses in the accompanying condensed balance sheets.	$150,000	$—	$365,000	$—

License Milestone Fee – Related Party

On September 9, 2021, the Company entered into a COVID-19 License Agreement with TheraCour to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to research and development of $935,088 for the year ended June 30, 2022. On April 20, 2023, the Company was notified that the Company’s licensee, KMPL was authorized to enter into Phase 1a/1b clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the COVID-19 License Agreement a milestone payment of 50,000 fully vested shares of the Company’s Series A preferred stock was issued as a license milestone payment and recorded as an expense to research and development of approximately $157,000 for the year ended June 30, 2023 representing the fair value of the shares on the date of grant. On June 19, 2023, the Company was notified that the Company’s licensee, KMPL had commenced volunteer recruitments for Phase 1a/1b clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the COVID-19 License Agreement a milestone payment of $1,500,000 became due 5 days thereafter and was recorded as a non-current liability and research and development expense.

On July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award. The Note accrues simple interest at the rate of 12% per annum and is due and payable on January 19, 2025, the maturity date. The principal of the Note is convertible, at TheraCour’s option, into 331,859 shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price, specified as the fair value of the Series A shares on July 19, 2023 in the terms and conditions contained within the promissory Note. On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 Note into 331,859 shares of the Company’s Series A preferred stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note totaling approximately $50,000 which has been reported as a capital transaction credit to additional paid in capital on the accompanying condensed statements of changes in stockholder’s equity. Total interest incurred under the Note for the three and six months ended December 31, 2023 was $13,000 and $50,000, respectively.

Line of Credit - Related Party

On November 13, 2023, the Company’s President and CEO, Dr. Anil R. Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2025. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit are collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. The Company has not drawn against the facility as of December 31, 2023.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31,	June 30,
	2023	2023
GMP Facility	$8,168,045	$8,168,045

Land	260,000	260,000

Office Equipment	63,056	60,347

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,326,783	6,315,727

Total Property and Equipment	14,823,491	14,809,726

Less Accumulated Depreciation	(7,077,399)	(6,703,079)
Property and Equipment, Net	$7,746,092	$8,106,647

Depreciation expense for the three months ended December 31, 2023 and 2022 was $187,262 and $184,855, respectively, and for the six months ended December 31, 2023 and 2022 was $374,320 and $366,190, respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	December 31, 2023		Total	June 30, 2023		Total
	Finite Lived	Indefinite Lived	December 31,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2023	Intangible Assets	Intangible Assets	2023
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(129,511)	—	(129,511)	(125,376)	—	(125,376)
Intangible Assets, Net	$23,882	$305,561	$329,443	$28,017	$305,561	$333,578

Amortization expense amounted to $2,068 and $2,068 for the three months ended December 31, 2023 and 2022, respectively, and for the six months ended December 31, 2023 and 2022 were $4,135 and $4,135, respectively.

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

Intangible assets determined to have indefinite useful lives, primarily patent costs, are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company accounts for patent costs in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 350-

30, General Intangibles Other than Goodwill. The Company will begin amortizing the patent costs when they are brought to the market or otherwise commercialized.

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

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	June 30,
	2023	2023
Personnel and compensation costs	$23,872	$39,060
Consultant	6,500	4,700
Clinical trial costs due to KMPL	150,000	100,000
	$180,372	$143,760

Note 8 - Equity Transactions

On October 6, 2023, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $8,124 and 16,248, respectively for the three and six months ended December 31, 2023. The balance of $16,250 will be recognized as the remaining 5,102 shares vest and service is rendered for the remaining six months ended June 30, 2024.

For the three and six months ended December 31, 2023, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,234 and $2,727, respectively for the three and six months ended December 31, 2023 related to these issuances.

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

The Scientific Advisory Board was granted in August 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.63 per share expiring in August 2027 and in November 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.55 per share expiring in November 2027. The fair value of the warrants was $147 for the three months ended December 31, 2023 and $306 for the six months ended December 31, 2023 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	51.93-54.02%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	4.5-4.6%

For the three and six months ended December 31, 2023, the Company’s Board of Directors authorized the issuance of 23,379 and 62,482, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $27,000 and $77,600, respectively, for the three and six months ended December 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and six months ended December 31, 2023, the Company’s Board of Directors authorized the issuance of 9,717 and 17,664, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $22,500 for the three and six months ended December 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2023	8,004	$4.96	1.79	$—

Granted	572	1.59	3.75	—

Expired	(1,143)	4.26	—	—
Outstanding and exercisable at December 31, 2023	7,433	$4.81	1.71	$—

Of the outstanding warrants at December 31, 2023, 1,143 expire in fiscal year ending June 30, 2024, 2,287 expire in fiscal year ending June 30, 2025, 2,287 warrants expire in the fiscal year ending June 30, 2026, 1,144 warrants expire in the fiscal year ending June 30, 2027 and 572 warrants expire in the fiscal year ending June 30, 2028.

Note 10 - Commitments and Contingencies

Legal Proceedings

From time to time, The Company is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which The Company has insurance coverage. There are no pending legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge no action, suit or proceeding has been threatened against the Company that it believes will have a material adverse effect to its business, financial position, results of operations, or liquidity.

Employment Agreements

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

On March 27, 2023 the Company entered into a License Agreement with KMPL wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty percent (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy (70%) percent of the final invoiced sales to unaffiliated third parties.

Note 11 – Subsequent Events

On February 12, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Extension Agreement which extended the Company’s Line of Credit from December 31, 2024 to December 31, 2025. There were no other amendments to the original Line of Credit. The Company has not drawn against the facility as of December 31, 2023.

On February 12, 2024 the Company requested and TheraCour agreed to suspend the existing license requirement to maintain an advance with TheraCour equal to two months of projected Theracour invoices which is recalculated quarterly. The suspension will remain in effect until such time as the Company is able to raise sufficient capital. The existing available advance will be applied towards payment of TheraCour invoices.

On February 13, 2024, the Company and TheraCour amended the COVID-19 License Agreement (the “Amendment”). The Amendment provides that the as yet unearned and unremitted cash awards specified in the COVID-19 License Agreement for milestone payments shall not be due and payable until the Company achieves a Revenue Event which shall mean, but not be limited to, the receipt of revenue by the Company generated from, but not limited to, sources such as (1) research and development grants, government contracts, non-profit organizations and other sources to the extent that the amount of Recognized Revenue (as defined in the Amendment) is only considered to be the profit portion of Revenue Event, if any; (2) licensing of third-party development partnerships to the extent Recognized Revenue is considered to include only the profit or retained earnings portion received from such deals (and exclude any at-cost-reimbursements); (3) drug commercialization wherein recognized revenue shall be the amount of gross profit (i.e., net sales less cost of net sales); or (4) other sources of revenue such as gross profits from private contract work. Additionally, the Amendment provides that no more than 50% of the Recognized Revenue shall be applied for remitting such consideration at the time of payment. Further the Amendment clarifies that financing raised by the Company from sale of equity, mortgage or debt transactions, and such other instruments shall not be regarded as Recognized Revenue.

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

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a clinical stage company with our first drug in Phase 1a/1b clinical trial and several additional drug candidates in various stages of pre-clinical development, including IND-preparation stage and late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations. We continue to add to our existing portfolio of products through our internal discovery and clinical development programs and also seek to do so through an in-licensing strategy.

An Overview of Our Drug Pipeline

We have several drugs in our pipeline. Our lead clinical stage drug is NV-CoV-2 for the treatment of COVID and potentially the residual virus cases of “long COVID”. NV-387, our broad-spectrum antiviral nanoviricide agent, is the active pharmaceutical ingredient (API) in NV-CoV-2. We have found that NV-387 is also effective against RSV infection in an animal model. There is no licensed drug for the treatment of RSV infection at present. Additionally, NV-387 was found to be as effective as the approved drug tecovirimat (TPOXX®, SIGA) in an animal model that is used for drug development for Smallpox and Mpox infections.

A safe and effective antiviral drug with such an extensive broad-spectrum activity across multiple, distinct, virus families is an unmet medical need. We believe this development is akin to the development of antibiotics to treat bacterial infections and could be as revolutionary towards the treatment of viral infections.

While broad-spectrum antivirals such as Remdesivir, Ribavirin, Cidofovir, etc. are known, all of them suffer from extensive and varied dose-limiting toxicities, and thereby present limitations on eligible patient populations as well as on clinical effectiveness.

In contrast, NV-387 has been found to be safe in the Phase 1a/1b on-going human clinical study even at the highest dose level, with no adverse events. This is consistent with the finding that it was extremely safe in pre-clinical studies. As an example of its safety, the No-Observed-Adverse-Effects-Level (NOAEL) is found to be 1,200 mg/Kg, and the Maximum Tolerable Dose level (MTD) is 1,500 mg/Kg in rats. Further, NV-387 was found to be non-mutagenic, non-immunogenic, non-allergenic, and non-genotoxic in pre-clinical studies. We therefore anticipate that NV-387 can be given to patients across all patient population, in age from infants to seniors, including immunocompromised persons, patients with co-morbidities, and others.

Additionally, the strong effectiveness of NV-387 is demonstrated in pre-clinical animal model studies. Our lethal animal studies are designed to demonstrate improvement in survival as a quantitative indicator of relative effectiveness of different drugs. The animal essentially serves as a “test-tube” in which the virus infects and replicates in the cells eventually leading to severe diseases and a fatal outcome.

In the case of RSV, NV-387 oral and intravenous treatments were both almost as effective as Ribavirin, the highly toxic last resort drug, in a lethal lung RSV infection animal model. There is currently no approved, safe drug for the treatment of RSV infection. RSV is an important and sometimes fatal disease of infants, children, seniors, and immunocompromised persons. The market size for RSV therapeutics was worth $1.8 billion in 2022, and is expected to grow at a CAGR of 18.9%, reaching $8.73 billion by 2031, according to Growthplus Reports, June 20231.

In the case of coronavirus infections, NV-387 oral and intravenous treatments were both significantly more effective than the approved drug Remdesivir, in animal model studies of coronavirus NL-63 lethal lung infection in rats. HCoV-NL-63 serves as a BSL2 model for the SARS-CoV-2 virus drug development, and has similar lower-lung pathology as the severe SARS-CoV-2 variant delta.

In the case of Mpox/Smallpox virus infections, NV-387 oral treatment was as effective as the approved drug tecovirimat (TPOXX®, SIGA) in a lethal model comprising intra-digital infection by the Ectromelia virus into the footpads of mice. Moreover, a formulation combining NV-387 and Tecovirimat, that we developed and call NV-387-m-T, led to a significantly greater survival rate. NV-387 acts by a different mechanism than tecovirimat. Also, viruses are unlikely to escape NV-387 by mutations or changes as they evolve in the field, because of the very design of the drug. In contrast, a single point mutation is known to result in a tecovirimat-resistant orthopoxvirus. Thus, we believe, there is a strong case for developing NV-387 as a drug for the treatment of Smallpox and Mpox. Smallpox therapeutics are of interest for biodefense, and tecovirimat is currently being stockpiled by the US Government Strategic National Stockpile (USG-SNS) of drugs against important threat agents. USG-SNS recently requisitioned an additional approximately $150 million worth of doses of TPOXX.

We believe that upon completion of the Phase 1a/1b human clinical trials of NV-CoV-2, the NV-387 oral formulations will be eligible for (i) Phase II/III clinical trials for RSV, (ii) Phase II clinical trials for COVID, and (iii) Phase II clinical trials for “Long COVID” associated with residual virus. We are currently in discussions with field experts regarding the strategy of prioritization for further development of NV-387 towards approval.

1https://finance.yahoo.com/news/respiratory-syncytial-virus-rsv-therapeutics-093200835.html?soc_src=social-sh&soc_trk=ma

We anticipate that NV-387 formulations would be expected to be eligible for the development of Poxvirus therapeutics under the FDA “Animal Rule”. The Animal Rule program requires well-controlled GLP studies in specific animal poxvirus infection models as replacement of the Phase II/III human clinical trials, and expanded Phase I human clinical trials to elucidate safety of the drug in human use. We plan to seek non-dilutive government funding for this indication.

NV-387 has such broad-spectrum activity because it is designed to mimic the attachment receptors to which over 90% of viruses bind before infecting a cell. We are currently engaged in expanding the spectrum of activity of NV-387. NV-387 is an example of NanoViricides Platform Modality #1 implementation.

The NanoViricides Platform Technology has an important advantage in that no matter how much a virus changes in the field, it is unlikely to escape the nanoviricide drug, because the nanoviricide drug is designed to mimic the very features that the virus uses to bind to and enter cells. These specific molecular signature features on the cellular side do not change even as the virus mutates, and nanoviricides are designed to mimic these host-side features. In contrast viruses readily escape antibodies as drugs, as well as vaccine-induced immunity as they evolve in the field, as is well known from the COVID-19 pandemic as well as Influenza pandemics and the continuing HIV/AIDS pandemic.

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

We are also developing, on our own, NV-387-R, an active pharmaceutical ingredient (“API”) that is a potential cure for all viruses against which NV-387 and Remdesivir are both active, based on the broad-spectrum, orthogonal, activities of its two ingredients, NV-387 and Remdesivir. NV-387 attacks the virus “Re-Infection” part and Remdesivir attacks the “Replication” part of the virus lifecycle. Blocking these two parts simultaneously would be expected to cure the viral infection for viruses that do not cause latent infections. Remdesivir is the well-known antiviral drug from Gilead. We have demonstrated that the pharmacokinetic properties of Remdesivir are considerably improved upon encapsulation within the NV-387 polymeric micelles2. NV-387-R is an example of NanoViricides Platform Modality #3 implementation, which is expected to yield cures for a large variety of virus families.

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

2Ashok Chakraborty., et al. “Encapsulation of Remdesivir in Nanoviricide’s Platform Technology Based NV-CoV-2 Polymer Protects the Drug and Improves Its Pharmacokinetics”. EC Pharmacology and Toxicology 10.2 (2022): 108-118.

We now have a panel of a number of antiviral drugs that we keep adding to and that we can rapidly screen for any new virus to discover a potentially highly active drug possibly in a much shorter time frame than what was needed for our COVID drug development.

We believe our capabilities in manufacturing clinical drug products are now well established. Further, we have developed, and plan on adding to, our internal regulatory expertise. Thus, we believe our capabilities in effective antiviral drug development are now substantially improved.

We are now a clinical stage innovative drug development company, advancing from the research and development (“R&D”) stage into regulatory development of our drug candidates towards commercialization. We have been executing rapidly and efficiently, as well as in a cost-effective and productive manner, resulting in advancing our first drug candidate, NV-CoV-2 into human clinical trials. We believe that taking our first drug candidate through Phase 1a/1b human clinical trials is a very important milestone in that it essentially validates our entire platform technology as being capable of producing drug candidates worthy of human clinical trials, and potentially of success in those clinical trials.

Our Pan-Coronavirus Drug Candidates: NV-CoV-2 (API NV-387) In Clinical Trials

Our lead drug candidate NV-CoV-2 (API NV-387) is a broad-spectrum, pan-coronavirus drug for the treatment of COVID. NV-CoV-2 entered into Phase Ia/Ib human clinical trials around mid-June, 2023, sponsored by our licensee and collaborator in India, Karveer Meditech, Private Ltd (KMPL) (see below).

NV-CoV-2 contains the API NV-387, which is a “nanoviricide” with a mechanism of action that is orthogonal and complementary to that of the existing therapeutics (see below).

We have developed a broad-spectrum antiviral drug candidate, NV-CoV-2, where the potential for escape of virus variants is minimized by the very design of the drug for the treatment of COVID infected sick persons. In contrast, vaccines are not treatments for sick persons, which must be administered to healthy individuals, and further require several weeks for the recipient’s immune system to become capable of protecting against the target virus strain. Variants have readily developed that are capable of infecting vaccinated persons although it is believed that vaccinated persons have a lower risk of death from COVID-19 compared to unvaccinated persons.

We have successfully developed NV-387 formulations for different severities of the disease, including (i) NV-CoV-2 Oral “Gummies” and (ii) NV-CoV-2 Oral Syrup, to treat mild to moderate disease, and (iii) NV-CoV-2 for Injection, Infusion or Inhalation for hospitalized patients with severe disease including the direct-lung-inhalation for severe lower lung disease, thus covering the entire disease severity spectrum. These same formulations are applicable to additional indications of NV-387, including RSV, Smallpox, Mpox, and others.

The clinical trials program for NV-387 has started with the evaluation of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies in adults, which we plan to extend to pediatric populations upon successful results. Clinical trials of the Injectable Formulation of NV-387 are expected to follow thereafter. We will continue to report on these objectives via press releases as meaningful advancements take place.

Additionally, we are also developing NV-387-R as an ultra-broad-spectrum antiviral drug that is designed to block the complete lifecycle of a wide variety of distinct families of viruses and therefore it is anticipated to be a potential cure for all such virus infections (see below). NV-387-R comprises NV-387 with Remdesivir encapsulated in the belly of the polymeric micelles of NV-387.

We believe that once the Phase I studies of NV-CoV-2 are completed, both NV-387 and NV-387-R will be eligible for Phase II studies for a number of antiviral indications, not limited to COVID. Remdesivir® (Gilead) is currently the only fully approved drug for treatment of COVID, but is limited to the treatment of hospitalized patients only and requires infusion therapy. At present we are continuing to develop NV-387-R independently of Gilead.

Both NV-CoV-2 and NV-CoV-2-R (API NV-387-R) have demonstrated pan-coronavirus, broad-spectrum effectiveness in pre-clinical studies. This broad-spectrum effectiveness indicates that SARS-CoV-2 variants that are continuously generated in the field are quite unlikely to escape either of these two drug candidates.

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

Exploring Additional Applications of NV-387 to Maximize Return on Investments and to Fulfill Unmet Medical Needs

NV-387 is designed to mimic a common “attachment factor” family that we refer to as the “Sulfated Proteoglycans (S-PG)”, to which a large number of viruses bind as the first step in infecting a cell (reviewed in3). We loosely include a number of sulfated proteoglycan types in this “S-PG class”. They differ in exact structures but share a number of commonalities. This family includes glycosaminoglycans (“GAG”s), and proteoglycans containing heparan sulfate (HSPG), dermatan sulfate (DSPG), chondroitin sulfate (CSPG), and keratan sulfate (CSPG), among others. Over 90% of known pathogenic viruses bind to one or more of these S-PG class attachment receptors. These viruses include Coronaviruses, Paramyxoviruses (RSV - Respiratory Syncytial Virus, and HMPV- human Metapneumovirus), Dengue Viruses, Chickengunya Virus, Herpesviruses, Human Papillomavirus (HPV), HIV, Hendra and Nipah Viruses, Ebola and Marburg Viruses, Poxviruses, among others. Thus, a large number of virus families use these S-PG family attachment receptors to concentrate next to cells and thereby efficiently infect cells, with different virus families having preferences to one or more of such attachment factors.

We anticipated that the active pharmaceutical ingredient of NV-CoV-2, namely NV-387, would have significantly broader spectrum of antiviral effectiveness than the coronavirus family alone, based on its design. Previously, during COVID drug development, we found that NV-387 has a broad-spectrum anti-coronavirus activity that included all of the tested seasonal coronaviruses and SARS-CoV-2 in pre-clinical studies. Therefore, we anticipated that NV-387 may be sufficiently effective to warrant clinical development against a number of additional S-PG-utilizing virus families.

To date, we have tested NV-387 for effectiveness in animal models of RSV and of Poxviruses, and we have found it to be highly effective in both cases, warranting further clinical development as a treatment for RSV as well as for Smallpox, in addition to Coronaviruses.

Antibiotics such as penicillin directly attack the bacterial surface and thereby kill the bacteria. Similarly, NV-387 is designed to directly attack the viral surface and destroy the virus particle. Similar to antibiotics that possess a broad-spectrum to treat bacterial infections, NV-387 could be a much needed, ultra-broad-spectrum, direct acting, antiviral agent to treat multiple different viral infections.

We believe having a safe and effective ultra-broad-spectrum antiviral agent such as NV-387 in hand could help combat future viral infection epidemics before they expand. This strategy should form a backbone of pandemic preparedness strategy, rather than reliance on vaccines and antibodies that have now been proven to be of limited durable utility.

NV-387 further offers an additional strategy for developing antivirals, that of enhancing and supplementing activity of known drugs by virtue of encapsulation within the polymeric micelles of NV-387. We have demonstrated this capability successfully with the development of NV-387-R. This encapsulation strategy is applicable to other viruses as well and may result in potential cures for viruses that do not become latent in the body.

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

3Cagno V, Tseligka ED, Jones ST, Tapparel C. Heparan Sulfate Proteoglycans and Viral Attachment: True Receptors or Adaptation Bias? Viruses. 2019 Jul 1;11(7):596. doi: 10.3390/v11070596. PMID: 31266258; PMCID: PMC6669472.

The COVID Pandemic is changing and NV-CoV-2 is Expected to Fulfill the Unmet Medical Need of this New Scenario

The pandemic has changed in character from each distinct wave being of a single dominant variant to nearly continuous disease prevalence with multiple circulating variants at the same time, and newer variants rising to dominance every few months. The variants have become progressively more communicable and contagious in time. Although the observed severity of the disease has decreased due to multiple factors including the built up population immunity from prior exposure to the virus variants and vaccinations, SARS-CoV-2 continues to be an important health threat, with weekly 4,000 deaths during the current (December-January 2024) COVID wave in the USA alone.

As new variants emerge, it is now well established that the efficacy of original vaccines continues to drop, and that the resistance to antibodies from these vaccines as well as antibody drugs continues to rise.

An additional phenomenon called “ADE” poses a threat that should not be overlooked since SARS-CoV-1 was shown to have the potential for “Antibody-Dependent-Enhancement of Disease” (“ADE”). Dengue viruses are particularly known for ADE. When a virus variant or subtype infects persons that have antibodies to a previous virus of the same kind (but not the same) more severely and causing a greater risk of fatalities, it is called ADE. The newly infecting virus essentially uses the antibodies in the patient to hitch a ride to productively infect additional cells that bear receptors for antibodies, because the antibodies are not matched to, and therefore do not effectively block, the new virus. The antibodies in the patient may exist because of a prior natural infection, vaccination, or therapeutic usage. Fortunately, as of now, there have been no reports of ADE-causing variants of SARS-CoV-2 to the best of our knowledge. However, such a potential for a next variant of SARS-CoV-2 cannot be ignored because (a) SARS-CoV-1 has already shown such potential, and (b) the Omicron family variants of SARS-CoV-2 have been productively infecting vaccinated persons, acquiring subsequent additional mutations.

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

A large percentage of COVID patients have been experiencing “long COVID”4, wherein various disease manifestations extend into many months to even years. In the long COVID syndrome, nasal swabs do not indicate virus presence, but using highly sensitive tests, it has been shown that a substantial percentage of long COVID cases do have circulating SARS-CoV-2 virus or its antigens present in small quantities. There are significant uncertainties in the numbers of long COVID patients, and among them, the ones who are still carrying residual virus, because of issues with data collection, methodologies, and limitations regarding reporting and testing. It has also been recently shown that the incidence of long COVID is somewhat reduced in patients that have used the antiviral drug Paxlovid® to treat their COVID infection5, indicating the need for a more effective antiviral drug for minimizing long COVID, and also possibly treating long COVID cases with residual virus. At present there is no therapeutic available for treating even the long COVID cases with manifest virus presence. We believe that NV-CoV-2 is capable of fulfilling this unmet medical need.

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

4Shaw, J. “The Causes of Long COVID”, Harvard Magazine, https://www.harvardmagazine.com/2022/09/feature-long-covid.

5M Yan Xie, Taeyoung Choi, and Ziyad Al-Aly, “Nirmatrelvir and the Risk of Post-Acute Sequelae of COVID-19”, MedRxiv preprint doi: https://doi.org/10.1101/2022.11.03.22281783; version posted November 5, 2022.

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

We mimic the feature on the cellular protein at which the virus binds, and, using molecular modeling, design small molecules that act as “ligands” to bind to the virus surface glycoproteins as though the virus was binding to that cellular protein itself. This host-side chemical signature that the virus uses for infecting cells does not change even as the virus mutates, evolves and generates variants. We chemically synthesize the optimal ligands, and separately attach them to the polymeric micelle scaffold to generate a number of initial “nanoviricide” drug candidates to screen against the virus. Thus the nanoviricide is designed to “look like” the cell membrane with copious amounts of sites for the virus to bind to. When initial interaction of a few ligands with the virus particle takes place, the “metstable” nanoviricide micelle is anticipated to shift its shape, inverting itself onto the virus particle promoted by the “lipid-lipid mixing effect” driven by the lipid chains normally on the interior of a nanoviricide micelle and the lipid membrane that is on the virus surface. Such an attack on the virus particle is expected to de-stabilize the virus particle and uproot the surface glycoproteins it uses for fusing with a cell. Thus the virus would no longer be capable of infecting a cell. This process would result in complete blockage of the “Re-Infection Cycle” of the virus if successful. We call this mechanism “Re-Infection Inhibition”. This mechanism goes beyond the simple neutralization of the virus by antibodies, which requires the human immune system to further take care of the resulting virus-antibody complex. This mechanism also goes beyond the simple blocking of virus entry by small chemical entry inhibitors, which would require extremely high concentrations of the inhibitor to effect complete blockage of each virus particle based on mass-action considerations.

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

The NanoViricides Platform Technology: (ii) Promising Potential Cures for Infections by Non-latency Viruses6

Additionally, we are the only company that, to the best of our knowledge, is developing antiviral treatments that are designed to (a) directly attack the virus and disable it from infecting human cells (i.e. block the “Re-Infection Cycle”), and (b) simultaneously block the reproduction of the virus that has already gone inside a cell (i.e. block the “Replication Cycle”). Together, this strategy of a two-pronged attack against the virus, both inside the cell and outside the cell, and thus blocking the complete lifecycle of the virus, can be expected to result in a cure for coronaviruses and other viruses that do not become latent. We call this implementation, namelyencapsulation of other active ingredients within the polymeric micelle of the virus-targeted nanoviricide (which can be based on either Modality #1 or Modality #2), the NanoViricides Platform Technology Modality #3.

As an example of the Modality #3, we have developed NV-387-R, which comprises NV-387 that encapsulates Remdesivir, a known broad-spectrum antiviral drug that is already approved for COVID treatment of hospitalized patients. Although approved, the clinical effectiveness of Remdesivir is limited by its bodily metabolism. It is well known that this drug is highly active in cell culture studies, but the clinical results do not match the expectations corresponding to its cell culture effectiveness. We developed NV-387-R to overcome this issue and we have demonstrated that encapsulation within NV-387 successfully improves the PK/PD (pharmacokinetics and pharmacodynamics) profile of Remdesivir4. The increased circulating lifetime and also concentration of intact Remdesivir should improve its effectiveness. Additionally, NV-387-R affords the synergistic effects of attacking the virus lifecycle by two orthogonal mechanisms, going well beyond the effects of Remdesivir alone. In NV-387-R, one component, NV-387, is designed to block the “Re-Infection Cycle”, and the encapsulated guest component, Remdesivir is known to block the “Replication Cycle”. Thus NV-387-R is designed to block the entire lifecycle of many viruses, not just coronaviruses.

This total attack on the complete lifecycle of the virus is expected to result in the most effective drug candidates. It is now well accepted that multiple antivirals together produce better effectiveness than single ones individually. Our strategy goes beyond simply a mix of multiple antivirals. Our unique, shape-shifting nanomedicine technology leads to substantial improvement in the pharmacokinetic properties of the guest antiviral drug. We have demonstrated this capability in the case of NV-387-R, as discussed above, wherein encapsulation of Remdesivir within the polymeric micelles of NV-387 protects the former drug from bodily metabolism in animal studies. This allows higher concentrations of the guest drug to be reached and simultaneously extends the effectiveness time period in comparison to the standard Veklury® (Gilead) formulation. The resulting drug, NV-387-R has not only significantly improved characteristics for its Remdesivir component, but additionally provides the novel re-infection blocking mechanism of NV-387; together enabling complete block of the viral lifecycle, which would potentially result in a cure.

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

6Chakraborty A, Diwan A, Chiniga V, Arora V, Holkar P, Thakur Y, et al. (2022) Dual effects of NV-CoV-2 biomimetic polymer: An antiviral regimen against COVID-19. PLoS ONE 17(12): e0278963. https://doi.org/10.1371/journal. pone.0278963.

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

Developments During the Reported Period

During the six months ended December 31, 2023, we have focused on expansion of the indications of the broad-spectrum antiviral API, NV-387, which is in Phase 1a/1b clinical trials for the indication of Coronavirus infections.

Manufacturing Capacity Increase in Preparation of Drug Supply for Phase II Clinical Trials

Importantly, in the reported quarter, we have approximately doubled our production batch size and capacity for NV-387 manufacture. We believe that this capacity will be sufficient for Phase II clinical trials for COVID or Phase II/III clinical trials for RSV. The production program for Phase II clinical supply is expected to be commissioned soon.

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

The Phase 1a/1b Human Clinical Trial of NV-CoV-2 (API NV-387), a Broad-Spectrum Antiviral Drug, is Progressing Successfully

On August 21, 2023, we reported that the Phase 1a/1b human clinical trial of NV-CoV-2, under the sponsorship of KMPL, our licensee and collaborator, is progressing successfully. In the single-ascending-dose (SAD) part, i.e. Phase 1a part, 26 of the expected 36 human volunteer subjects have been dosed and completed the study. In addition, in the multiple-ascending-dose (MAD) part, i.e. Phase 1b-Healthy Subjects part, 26 of the expected 36 healthy subjects have completed the study successfully. No adverse events or serious adverse events were found in the SAD or MAD studies to date, in either the NV-CoV-2 Oral Syrup or the NV-CoV-2 Oral Gummies administration cohorts. The drugs are believed to be safe and well tolerated. Thereafter, a scheduled interim audit of the trial operations by the clinical trial sponsor, KMPL, was successfully completed and recruitment of the remaining subjects has resumed.

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

NV-387 Was Found To Be Effective In A Lethal Infection Animal Model That Is Used In Drug Development for MPox and Smallpox Virus Infections In Humans

On November 14, 2023, we reported on the on-going smallpox-emulating animal model studies of efficacy of NV-387 treatment. We reported that oral NV-387 treatment was as effective as the approved drug tecovirimat (TPOXX®, SIGA Pharmaceuticals) in a lethal model comprising intra-digital infection by the ectromelia virus into the footpads of mice, resulting in a 14-days survival in both treatments, as opposed to 8 days survival of vehicle-treated or untreated animals, based on the on-going work on this project. Moreover, combined treatment with both NV-387 and tecovirimat resulted in a significantly improved survival of 17 days in this study. Tecovirimat is the drug approved for smallpox under “animal rule” and is stockpiled by the Biomedical Advanced Research and Development Authority (BARDA). It was mobilized from the stockpile during the recent MPox epidemic. BARDA is interested in development of additional poxvirus therapeutics as per a recent Broad-Agency Announcement (BAA). There is significant interest in the development of a smallpox therapeutic that works well by itself, as well as in combination with the known drug, tecovirimat. Tecovirimat has a low barrier of escape, a single mutation in one protein can enable the virus to escape this drug, adding to the significance of additional smallpox drug development.

We believe that it may be possible for us to obtain non-dilutive grants and contracts based funding for the development of NV-387 as a therapeutic for poxviruses under the FDA “Animal Rule” provision, which requires specific animal model studies as substitutes for Phase 2/3 human clinical efficacy studies, and an extended Phase 1 human safety study.

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

Healthy Subjects Part of the Phase 1a/1b Human Clinical Trial of NV-CoV-2 (API NV-387), a Broad-Spectrum Antiviral Drug, is Completed Successfully

On January 29, 2024, we reported that the healthy subjects part of the Phase 1a/1b human clinical trial of NV-CoV-2, under the sponsorship of KMPL, our licensee and collaborator, has completed. All subjects have been successfully discharged. There were no discontinuations. All dosage levels at all dosing instances were well tolerated. There were no adverse events. Thus the drug NV-387 was found to be safe for both single dosing and for repeat dosing even at amounts as high as 40 mg/Kg, including a first “loading” dose at 80mg/Kg. The data are undergoing internal audit. After this, the data will be provided for biostatistical analysis.

Additionally, the pharmacokinetics human plasma samples from these SAD and MAD healthy human subjects were shipped from India under appropriate conditions and have been received by the bioanalytical lab in the USA.

The healthy subjects part of the clinical trial will now undergo data-lock procedures and thereafter biostatistical analyses will be conducted. The final report will become available afterwards.

Previously NV-387 has been found to be non-immunogenic, non-allergenic, non-mutagenic, as well as non-genotoxic in various pre-clinical animal model studies leading to the clinical trials. No adverse effects were reported in GLP Safety-Toxicology studies in multiple animal models including non-human primates (NHP, Cynomolgus monkeys). The NOAEL (No-Observed-Adverse-Events-Level) was 1,200 mg/Kg and MTD (Maximum Tolerable Dose) was 1,500 mg/Kg in rats, which indicate excellent safety.

The strong safety and tolerability of NV-387 demonstrated in human clinical trial implies that it can be used: (i) across all ages from pediatrics to seniors; (ii) irrespective of co-morbidities such as diabetes, other pre-existing diseases, or immune compromised status of the individual; and (iii) at all levels of disease severity, from mild/moderate to severe to very severe (hospitalized patients). This capability of NV-387 is analogous to the highly successful antibiotics against bacteria.

In contrast, currently available antiviral drugs have substantial limitations on the patient populations that they can be used in. For example, of the two remaining approved drugs for treatment of COVID, Paxlovid which is given orally, is not indicated for the treatment of COVID-19 in patients without a risk factor for progression to severe COVID-19, whereas Remdesivir can only be used in hospitalized cases.

The second part of the Phase 1a/1b clinical trial is the treatment of COVID patients suffering from mild to moderate disease. Recruitment has been challenging because COVID cases arise in waves. We believe that the recent COVID wave in India is providing an opportunity to conduct the clinical trial part involving the treatment of COVID patients with NV-CoV-2. We are in talks with our licensee and the drug sponsor in India, KMPL, and the CRO, PristynCR, to evaluate suitable sites for the performance of this part of the clinical trial. This part is designed to evaluate the safety and tolerability of NV-CoV-2 in COVID patients, and to obtain information on the effective dosing level(s) to select for the subsequent Phase II/III clinical trials.

Subsequent Events

On February 12, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Extension Agreement which extended the Company’s Line of Credit from December 31, 2024 to December 31, 2025. There were no other amendments to the original Line of Credit. The Company has not drawn against the facility as of December 31, 2023.

On February 13, 2024, the Company and TheraCour amended the COVID-19 License Agreement (the “Amendment”). The Amendment provides that the as yet unearned and unremitted cash awards specified in the COVID-19 License Agreement for milestone payments shall not be due and payable until the Company achieves a Revenue Event which shall mean, but not be limited to, the receipt of revenue by the Company generated from, but not limited to, sources such as (1) research and development grants, government contracts, non-profit organizations and other sources to the extent that the amount of Recognized Revenue (as defined in the Amendment) is only considered to be the profit portion of Revenue Event, if any; (2) licensing of third-party development partnerships to the extent Recognized Revenue is considered to include only the profit or retained earnings portion received from such deals (and exclude any at-cost-reimbursements); (3) drug commercialization wherein recognized revenue shall be the amount of gross profit (i.e., net sales less cost of net sales); or (4) other sources of revenue such as gross profits from private contract work. Additionally, the Amendment provides that no more than 50% of the Recognized Revenue shall be applied for remitting such consideration at the time of payment. Further the Amendment clarifies that financing raised by the Company from sale of equity, mortgage or debt transactions, and such other instruments shall not be regarded as Recognized Revenue.

This amendment has a significant positive impact for our cash budgets. The effect of this amendment is that we can continue the clinical development program of NV-387 without any cash payment impact from milestones met during the progress.

Our Other Drug Development Programs

NV-HHV-1, Our Drug Candidate for Treatment of Shingles Rash

Previously, we have developed a clinical drug candidate NV-HHV-1 and formulated it as a skin cream for the treatment of Shingles. We plan on undertaking clinical trials of NV-HHV-1 after NV-CoV-2 clinical trials. We have performed cGMP-like manufacture of both the active pharmaceutical ingredient (API NV-HHV-1, the nanoviricide against VZV), and the fully formulated skin cream (the drug product candidate), at our own facilities at ~1Kg scale (API basis) with attendant significant time, project management, and cost savings as opposed to going to an external contract manufacturer. Approximately 10Kg of fully formulated drug product was manufactured. We believe this scale is sufficient for the requirements of Phase I and Phase II human clinical trials.

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

Financial Status

As of December 31, 2023 the Company had approximately $5.2 million in cash and cash equivalents and approximately $7.7 million of property and equipment, net of accumulated depreciation. Our current liabilities are approximately $1.0 million. Stockholder’s equity was approximately $12.5 million at December 31, 2023.

During the six month period ended December 31, 2023, the Company used approximately $2.9 million in cash toward operating activities. The available cash, and cash available under our Line of Credit, is sufficient for more than twelve months of operations at the current rate of expenditures from the date of filing of this Quarterly Report on Form 10-Q. As our COVID and shingles drug programs mature into human clinical trials, our expenditures are anticipated to increase due to the costs of the clinical trials. We estimate that we have sufficient funds in hand, and the availability of a standby Line of Credit, for completion of initial human clinical trials of NV-CoV-2 at this time. We estimate that we will need additional funding to continue further development of our drug candidates through later stages of human clinical trials if we do not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

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

We have added a suite for cGMP-compliant Oral Drug Product Formulation, Fill, and Packaging. We manufactured and delivered the clinical NV-CoV-2 oral syrup and oral gummies (semi-solids) drug products in this suite using equipment that we had custom-designed and fabricated in the USA.

We plan to produce multiple batches of a drug product. At the appropriate time as required we plan to register the facility as a cGMP manufacturing facility with the FDA.

Our BSL-2 Certified Virology Lab

We have significantly enhanced our internal anti-viral cell culture testing capabilities at our Shelton campus. Our Virology Research Lab suite has a BSL-2 (Biological Safety Level 2) certification from the State of Connecticut. This suite comprises three individual virology workrooms, enabling us to work on several different viruses and strains at the same time. This facility is designed only for cell culture studies on viruses, and no animal studies can be conducted at any of our own facilities.

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

Collaborations, Agreements and Contracts

On March 27, 2023, we entered into a License Agreement (the “Agreement”) with Karveer Meditech Private Limited, India (“KMPL”), whereby we granted to KMPL a limited, non-transferable, exclusive license for the development and commercialization and further use, sale, or offer of sale of the Licensed Product(s) NV-CoV-2 and NV-CoV-2-R (the “Two Clinical Test Drug Candidates”) in the Territory of India, and as part of the drug evaluation and development, KMPL agreed to sponsor the clinical test drug candidates for Phase I and Phase II clinical trials and act as clinical trials manager. The Company shall have rights to the data generated by KMPL in the clinical trials for use in other jurisdictions, and KMPL shall provide the Company with applicable reports and data. The license conveyed pursuant to the Agreement shall have no set term, and will continue for the period during which KMPL uses the Company’s proprietary technologies. In return, the Company will reimburse KMPL for all direct and indirect costs incurred for the clinical trials, as well as a customary fee of 30% of such costs. Further pursuant to the Agreement, KMPL shall pay the Company 70% of any invoiced commercial net sales of either or both of the Two Clinical Test Drug Candidates to unaffiliated third parties; there will be no minimum royalties, nor any license maintenance fees. KMPL is a related party in that Dr. Anil Diwan, our President, co-founder, and Executive Chairman, is also a co-founder and passive investor in KMPL.

KMPL retained a local clinical research organization (CRO), PristynCR, and together they had successfully obtained required regulatory permissions to conduct clinical evaluation of NV-CoV-2 as a COVID treatment in India, on or about January 30, 2023. Previously, on September 15, 2021, we signed a Master Services Agreement with KMPL in which KMPL declared its intent to license NV-COV-2 and NV-CoV-2-R for commercialization in India, and undertook the responsibility to obtain necessary licenses and regulatory approvals as would be needed for the clinical evaluation and commercialization of the drugs in India. No binding licensing activity took place under that earlier agreement. Subsequently KMPL proceeded to develop and file the required regulatory documents including a clinical trials application with the regulatory authority in India. KMPL has retained a local clinical research organization (CRO) for the purpose of developing such documents and planning and executing the clinical trials. We helped KMPL with assembling the necessary datasets and information.

Around June, 2023, KMPL and PristynCR began the Phase 1a/1b clinical trial of NV-CoV-2. The healthy subjects part of the SAD and MAD clinical trial cohorts was completed recently.

Recently, KMPL and PristynCR were able to get a special permission from the regulatory authorities to conduct the COVID Patients treatment part of the Phase 1a/1b clinical trial at a different clinical trial site. They have completed site feasibility studies on multiple sites where COVID patients started increasing due to a recent wave in the region of South India. They have finalized a clinical site. The COVID patient part of the clinical trial is expected to start recruitment and dosing soon. KMPL acts as the clinical trial manager and drug sponsor.

We have not engaged any other new collaborators during the reported quarter.

Patents, Proprietary Rights: Intellectual Property – Recent events

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

In September 2021, we entered into a world-wide, exclusive, sub-licensable, license, COVID-19 License Agreement, to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. These licenses are not limited to underlying patents, but also include the know-how, trade secrets, and other important knowledge base that is utilized for developing the drugs and making them successful. In addition, these extremely broad licenses are not limited to some specific chemical structures, but comprise all possible structures that we could deploy against the particular virus, based on these technologies. Further, the licenses are held by NanoViricides for worldwide use. These are described in our most current Annual Report.

COVID Related Drugs: Patent Coverage and Lifetime

Two International PCT patent applications have been filed relating to the application of the TheraCour polymeric micelle technology to drug development for Coronavirus antiviral drugs including ones for the treatment of COVID. PCT/US21/39050 was filed on June 25, 2021. Additionally, PCT/US22/35210 was filed on June 28, 2022, with a request for the same priority date as that of the prior PCT/US21/39050 application. These broad patents cover new compositions of matter, methods of making them (processes), drug formulations, and uses of the articles of manufacture. The patents resulting from these are expected to have expiry dates extending at least into the year 2043, with additional specific extensions possible in various countries based on regulatory extensions for pharmaceutical products. All ensuing patents will be automatically exclusively licensed to NanoViricides for anti-coronavirus drugs pursuant to the COVID-19 License Agreement.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2023, we had cash and cash equivalents of $5,245,374, prepaid expenses of $72,442 and net property and equipment of $7,746,092. Accounts payable and accrued expenses were $951,074, inclusive of accounts payables to related parties of $504,039 and accrued expenses to a related party of $150,000. The accounts payable–related parties is net of a two month advance of $500,000. Stockholders’ equity was $12,451,136 at December 31, 2023. In comparison, as of June 30, 2023, we had $8,149,808 in cash and cash equivalents, prepaid expenses of $295,486 and $8,106,647 of net property and equipment. Our liabilities at June 30, 2023 were $534,250 including accounts payable of $157,056 payable to third parties and accounts payable to TheraCour of $233,434, net of a two month advance of $500,000, and accrued expenses of $143,760 including an accrued expense of $100,000 to a related party, and a non-current liability of $1,500,000 due to a related party for a milestone payment.

During the six month period ended December 31, 2023, we used approximately $2.9 million in cash in operating activities. During the six month period ended December 31, 2022, we used approximately $2.4 million in cash in operating activities.

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

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the six month period ended December 31, 2023.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2023 increased $403,169 to $1,573,879 from $1,170,710 for the three months ended December 31, 2022. Research and development expenses for the six months ended December 31, 2023 increased $757,175 to $3,040,544 from $2,283,369 for the six months ended December 31, 2022. The increase in research and development expenses for the three and six months ended December 31, 2023 is due to an increase in outside lab expenses and clinical trial costs.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2023 decreased $52,407 to $610,877 from $663,284 for the three months ended December 31, 2022. General and administrative expenses for the six months ended December 31, 2023 increased $2,818 to $1,175,803 from $1,172,985 for the six months ended December 31, 2022. The decrease in general and administrative expenses for the three months ended December 31, 2023 is due to a general decrease in general and administrative expenses. The increase in general and administrative expense for the six months ended December 31, 2023 is due to an increase in professional fees.

Interest Income – Interest income for the three months ended December 31, 2023 decreased $5,820 to $83,134 from $88,954 for the three months ended December 31, 2022. Interest income for the six months ended December 31, 2023 increased $40,956 to $182,472 from $141,516 for the six months ended December 31, 2022. The decrease in interest income for the three months ended December 31, 2023 is due to a lower interest bearing balance during the period. The increase in interest income for the six months ended December 31, 2023 is due to higher interest rates during the current six month period compared to the prior.

Interest Expense – Interest expense increased $13,221 to $13,515 for the three months ended December 31, 2023 from $94 for the three months ended December 31, 2022. Interest expense increased $48,870 to $49,808 for the six months ended December 31, 2023 from $938 for the six months ended December 31, 2022. The increase in interest expense for the three and six months ended December 31, 2023 is a result of interest expense charged pursuant to the milestone payment note with TheraCour. The interest charged pursuant to the milestone payment note was cancelled by TheraCour on October 27, 2023. The cancellation of the note interest reduced accrued expense and increased additional paid in capital by $49,808.

Net Loss – For the three months ended December 31, 2023, the Company had a net loss of $(2,114,937) or $(0.18) per share compared to a net loss of $(1,745,134) or $(0.15) per share for the three months ended December 31, 2022. For the six months ended December 31, 2023, the Company had a net loss of $(4,083,683) or $(0.35) per share compared to a net loss of $(3,315,776) or $(0.29) per share for the six months ended December 31, 2022. The increase in the net loss for the three and six months ended December 31, 2023 is attributable to an increase in outside lab expenses and clinical trial costs.

Liquidity and Capital Reserves

We had cash and cash equivalents of $5,245,374 as of December 31, 2023. Since inception, we have expended substantial resources on research and development. Consequently, we have sustained substantial losses. We have an accumulated deficit of $135,164,431 at December 31, 2023. Such losses are expected to continue for the foreseeable future and until such time, if ever, that we are able to attain sales levels sufficient to support its operations. There can be no assurance that we will achieve or maintain profitability in the future. Further, we anticipate several important milestones to occur in the ensuing year starting with preliminary results from the Phase 1a/1b clinical trial of NV-CoV-2 (API NV-387). Management believes that assuming these milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and would eventually improve the Company’s ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present. There can be no assurance that we will be to raise funds on terms acceptable to the Company, or at all. There can be no assurance that we will be able to enter into co-development or other licensing agreements.

We believe that cash on hand as of December 31, 2023, and cash available under our Line of Credit, will be sufficient to fund the planned operations and expenditures for at least the next twelve months from the issuance of these condensed financial statements. However, we will need to raise additional capital to fund our long-term operations and research and development plans including human clinical trials for the various drug candidates until we generate revenue that reaches a level sufficient to provide self-sustaining cash flows. To cover the shortfall, management intends to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies in addition to equity-based financing. There can be no assurance that we will be able to obtain such additional capital resources or that such financing will be on terms that are favorable to us. We believe that the management plan, our existing resources and access to the capital markets will permit us to fund planned operations and expenditures. However, we cannot provide assurance that our plans will not change or that changed circumstances will not result in the depletion of the capital resources more rapidly than we currently anticipate.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended December 31, 2023.

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

As of December 31, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to a material weakness in internal control over financial reporting described in Item 9A of our Form 10-K for the fiscal year ended June 30, 2023. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information. The Company must continue to reinforce additional procedures ensuring that Form 10-K and 10-Q are prepared and reviewed on a timely and accurate basis.

Changes in Internal Control Over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting. As noted below, we have implemented changes in our internal control over financial reporting to address the material weakness described above.

Remediation Plan

The Company has established a financial reporting controls committee comprised of members of senior management and a member of the Audit Committee of the Board of Directors. The committee provides oversight to the Company’s efforts for ensuring appropriate internal control over financial reporting including, but not limited to, remediation of the aforesaid material weakness and identifying and testing for potential internal control weaknesses in the financial reporting process to assure reliability and accuracy. While the Company has implemented additional layers of review of its Form 10-Q through the establishment of the financial reporting controls committee, it was not able to fully remediate the material weakness with respect to the timeliness component. The Company will continue to work to improve its timeliness in review and issuance of its future annual filings.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by 17 C.F.R. and are not required to provide information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 27, 2023, TheraCour Pharma, Inc. exercised its right to convert a $1,500,000 convertible note into 331,859 shares of the Company’s Series A preferred stock, par value $0.00001 per share (the “Series A Shares”).

On October 6, 2023, the Company and Dr. Anil Diwan executed an extension of his employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A Shares. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A Shares of $8,124 for the three months ended December 31, 2023. The balance of $16,250 will be recognized as the remaining 5,102 shares vest and service is rendered for the remaining six months ended June 30, 2024.

For the three and six months ended December 31, 2023, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively of fully vested Series A shares for employee compensation. The Company recorded expense of $1,233 and $2,726, respectively for the three and six months ended December 31, 2023 related to these issuances.

There is currently no market for the Series A shares and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A shares granted to various employees and others on the date of grant. The conversion of the shares is triggered by a change of control. The fair value of the Series A shares at each issuance was estimated based upon the price of the Company’s common stock after an application for a reasonable discount for lack of marketability.

The Scientific Advisory Board was granted in August 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.63 per share expiring in August 2027 and in November 2023 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.55 per share expiring in November 2027. The fair value of the warrants was $147 for the three months ended December 31, 2023 and $306 for the six months ended December 31, 2023 and was recorded as consulting expense.

For the three and six months ended December 31, 2023, the Company’s Board of Directors authorized the issuance of 23,379 and 62,482, respectively, fully vested shares of its common stock with a restrictive legend for consulting services. The Company recorded expense of $27,000 and $77,600, respectively, for the three and six months ended December 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and six months ended December 31, 2023, the Company’s Board of Directors authorized the issuance of 9,717 and 17,664, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $22,500 for the three and six months ended December 31, 2023, which is reflective of the fair value of the common stock on the dates of issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Corporate Governance

During the period covered by this Quarterly Report on Form 10-Q, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 14, 2024	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: February 14, 2024	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)