Form 10-K
period 2024-06-30
NANOVIRICIDES, INC.
filed 2024-09-27
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes      ☐      No     ☒

On September 27, 2024 there were approximately 14,677,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2023, by non-affiliates of the registrant was approximately $11,354,000 based on the closing price of $1.02 per share, as reported on the NYSE American on December 31, 2023, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “Company believes,” “management believes” and similar language. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” “will,” or “should,” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The forward-looking statements are based on the current expectations of NanoViricides, Inc. and are inherently subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Our actual results may differ materially from results anticipated in these forward-looking statements.

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

Nanoviricide ™ - An agent that is made by attaching ligands against a certain virus or family of viruses to a nanomicelle based on the Company’s patent-pending and proprietary technologies.

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

SAR - Structure-Activity-Relationship study. When an initial lead drug compound is found that has activity, further studies on drug compounds obtained by suitably modifying it are performed with the goal of improving efficacy, safety, or both. Such studies are called SAR studies.

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

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a clinical stage company with our first drug in Phase Ia/Ib clinical trial and several additional drug candidates in various stages of pre-clinical development, including IND-filing stage and late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

We are engaged in the application of nanomedicine technologies to the complex issues of viral diseases. We are developing a class of drugs, that we call nanoviricides™, using a platform technology. This approach enables rapid development of effective new drugs against a number of different viruses.

NanoViricides Technology Platform in Brief

We are a clinical stage company developing (a) host-mimetic, and (b) direct-acting, nanomachines capable of dismantling a targeted virus, (c) without assistance from the human immune system.

a.	As a host-mimetic, viruses cannot escape a nanoviricide drug by generating mutants and variants in the field, because all variants still require the same signature host features that our drugs mimic. In contrast, vaccines, antibodies and small chemical drugs are readily escaped by viruses as mutations occur, rendering these medical countermeasures ineffective.
b.	As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs that interfere with cellular processes.
c.	Any viral infection that causes significant pathology does so by virtue of host immune system disrepair, either pre-existing, or caused by the virus itself. Therefore, nanoviricides can be expected to be superior to approaches such as vaccines and antibodies that require a good functional host immune system for antiviral response.

These distinctive features that set nanoviricides apart from the entire world of current antiviral approaches are made possible by our novel nanoviricide chemical nanomachine design. After decades of development, this novel nanoviricide technology has now successfully reached clinical stage.

NV-387, Phase II-Ready Broad-Spectrum Nanoviricide Drug Development Against Multiple Viruses

Our first clinical stage drug candidate, NV-387, has recently completed Phase Ia/Ib human clinical trial for the evaluation of safety and tolerability in healthy subjects. NV-387 is the active ingredient in the two drug product formulations labeled “NV-CoV-2 Oral Syrup” and “NV-CoV-2 Oral Gummies” that were then indicated for the treatment for COVID infection in this clinical trial. There were no drop-outs. There were no reported adverse events, and the drugs were well-tolerated even at the highest level of dosing given multiple times in this trial. These results are indicative of safety and tolerability that have been successfully achieved for NV-387. Additional detailed evaluations based on the subject treatment data records are in progress.

As the next step, we are focusing on developing NV-387 as a therapeutic drug for the treatment of pediatric RSV infection. We are planning Phase II clinical trial for the treatment of RSV infection in adults to lead into a Phase II/III clinical trial in RSV infection in children in this program.

NV-387 is a uniquely broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung infection animal model studies of Coronavirus, RSV, Influenza and even an Orthopoxvirus model for Smallpox and MPox. Over 90% of human pathogenic viruses are known to use sulfated proteoglycans (“S-PG”) such as heparan sulfate proteoglycans (HSPG), dermatan sulfate, chondroitin sulfate, and others. NV-387 mimics the essential, invariant, feature of S-PG onto which the virus lands first as it infects a human cell.

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

NV-HHV-1, Clinical-Ready Drug Candidate and the HerpeCide Program

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

Additionally, we are developing an oral drug for the systemic treatment of most of the herpesvirus family related infections, including HSV-1 “cold sores” and HSV-2 “genital herpes” that is based on the same active ingredient as NV-HHV-1.

Other Drug Development Programs in the Pipeline

Of note, we have drug candidates in HIVCide™ program that have shown substantial antiviral activities in animal studies warranting further clinical development. We have several other drug candidates at different preclinical drug development stages in our pipeline for the treatment of other viral infections including Dengue viruses, Ebola viruses, etc.

Fully Integrated Development and Manufacturing Capabilities

NanoViricides is one of a few pharmaceutical drug developers with its own facilities that support the entire drug development process from design and discovery, to chemical synthesis, to initial antiviral evaluation (in cell culture models), to scale-up of drug candidates of interest, to set-up and cGMP-compatible manufacture of the candidate drug substances and cGMP-compatible formulation, fill-and-finished packaging, of drug products for clinical trials. We also have both R&D developmental analytical laboratory as well as cGLP compatible analytical laboratory in the same facility. The facility is located at 1 Controls Drive, Shelton, CT.

Having such integrated facility available enabled us to develop the NV-CoV-2 COVID drug from concept to completion of safety/pharmacology studies required for clinical trials within a matter of just one year.

We depend upon external parties, that may be collaborators, consultants, and sub-contractors, for the regulatory development of drug candidates including animal efficacy studies, non-clinical safety/pharmacology studies, regulatory requirements assessments, and regulatory affairs such as advice on regulatory strategy, regulatory documentation, design of clinical trials, preparation of clinical trial applications, as well as conducting clinical trials and preparing required reports.

Strong Intellectual Property and Collaborative Relationships

Our “nanoviricide” platform-based drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), to which we have broad, exclusive licenses. The licenses are to entire fields and not to specific compounds. In all, we have exclusive, worldwide licenses for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus, Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis virus, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes (restated). In all cases, the discovery of ligands and polymer materials, formulations, chemistry and chemical characterization, as well as process development and related work (the “Development Activities”) will be performed by TheraCour, a related party substantially owned by Dr. Anil Diwan, under the same compensation terms across various agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, although these licenses do not specify the terms of milestone payments during clinical development that are customary in the pharmaceutical industry. In addition, we have perfected a license for the field of Varicella Zoster Virus (“VZV License”) infections i.e. Shingles and Chickenpox (the “Shingles License”), and another one for the field of treatment of SARS-CoV-2 infections (the “COVID License Agreement”); both of which specify the same terms for the Development Activities as the prior agreements, and further specify certain milestone payment terms specifically for the individual fields, details of which have been disclosed at the time the agreements were entered into. We have later amended the COVID License on February 12, 2024, so that any cash milestone payments that remained un-earned or unpaid by that date would not be payable in cash until the Company receives sufficient revenue from its commercialization activities including out-licensing, collaborations, co-development agreements, and commercialization, as more fully described in the amendment to the COVID License Agreement (“Amendment to the COVID License Agreement”). Certain milestone payments were made under the VZV License as well as under the COVID License Agreement prior to the Amendment to the COVID License Agreement, details of which have been disclosed. We negotiate and license specific verticals of therapeutic applications from TheraCour if promising drug candidates are found in early research and development against a virus target. TheraCour has not denied any such licenses when requested.

We executed a Memorandum of Understanding (“MOU”) with TheraCour September 23, 2024 effective as of September 20, 2024, subsequent to the reported period, whereby we have obtained a right of first refusal for all antiviral drug developments including unlicensed developments that occur during the course of the Development Activities as specified in our license agreements, and have set out the process of development of drugs for unlicensed viral indications towards completion of appropriate license agreements. The Company and TheraCour have also agreed in this MOU that any cash milestone payments related to development activities, that are awardable, will become payable only upon NanoViricides having sufficient revenue, as defined in and more fully described in the Amendment to the COVID License Agreement referred to above, thereby including the provisions previously incorporated in the Amendment to the COVID License Agreement, to all present and future license agreements.

We have out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to Karveer Meditech Pvt. Ltd. (“KMPL”), a company of which Dr. Anil Diwan is a passive investor and advisor, enabling KMPL to sponsor our drug products originally developed for COVID treatment, namely NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies into Phase I human clinical trial. The Phase Ia/Ib human clinical trial began in June 2023 and the healthy subjects treatment and observation part was completed as of the end of December 2023. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV- CoV-2 Oral Gummies, were manufactured at our Shelton, CT campus, and then shipped to and received by KMPL. Under the agreement with KMPL, we will pay for the expenses of the clinical trials, and in return we will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization by KMPL in India, we will receive royalties from KMPL equal to 70% of sales net of costs to unaffiliated third parties.

NV-387 is the active pharmaceutical ingredient of both the oral formulations, namely NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies drug products. In various animal models of lethal virus infection challenge, NV-387 was found to lead to substantial increase in survival, compared to even approved drugs where available, indicating potential for successful clinical regulatory development as a treatment for these viruses. Additional criteria studied in these animal models also further bolstered these expectations of potentially successful regulatory development. The viruses we have tested and found to support expectations of potentially successful regulatory development include RSV and Influenza in addition to Coronaviruses, covering the so-called “tripledemic” viruses with a single drug to treat them. In addition, similar strong results were found for treatment with NV-387 of orthopoxvirus infection in animal models, both by dermal route, as well as by direct lung infection route. In these animal model studies, the dermal infection route models MPOX infection, whereas the lung infection route models potential bioterrorist attack with Smallpox virus.

Our Plan for Regulatory Development and Commercialization of Our Drugs

The above mentioned broad-spectrum antiviral effect of NV-387 as found in animal models of lethal virus challenge infection suggests that NV-387 is eligible for regulatory clinical development as a potential treatment for RSV, Influenza, MPOX, and Smallpox, in addition to Coronaviruses, based on the current data at hand. It is possible that NV-387 may have similar antiviral effect against many other viruses, something that we plan on continuing to evaluate as our programs advance. This expectation is based on the mechanism of NV-387 in that it mimics sulfated proteoglycan structures associated with host cells that over 90% of human pathogenic viruses are known to use as attachment receptors.

We therefore plan on further developing NV-387 in a regulatory process towards treatment of pediatric patients with RSV infection, an unmet medical need. In parallel, we plan to continue evaluating NV-387 as a treatment of various respiratory viral infections including infections caused by Influenza, Coronaviruses, as well as potentially other respiratory viruses such as human metapneumovirus (hMPV), and others.

Having a single drug with broad applications enables us to minimize the regulatory development workload, minimize costs, as well as develop rapid timelines due to common or overlapping workload across the various indications. We believe this would lead to significantly robust commercial footing as well as significantly improved returns on investments if and when NV-387 reaches commercialization resulting in revenues.

In addition, we have a strong and wide drug pipeline developed over a number of years. NV-HHV-1, our drug candidate formulated as a skin cream for the treatment of Shingles, has completed regulatory required safety-pharmacology studies towards filing a US FDA IND for this drug. NV-HHV-1 skin cream could be further developed for the indications of HSV-1 cold sores treatment and HSV-2 genital ulcers treatment. In addition, we are developing a single systemic drug that would potentially be indicated for the treatment of HSV-1, HSV-2 as well as Shingles and Chickenpox viruses. Our other drug candidates are at earlier pre-clinical development stages. NV-HIV-1 has demonstrated anti-HIV activity in the standard SCID-Hu-Thy-Liv mouse model of HIV infection that we believe is strong enough to warrant further regulatory development of this drug candidate. In all, we have been working on over forty different viral disease indications with the purpose of developing drug candidates that are well-differentiated from existing drugs if any against these indications as described further down in this report.

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

Our business plan is based on developing the drug candidates into regulatory approvals, and partnering and sub-licensing for commercialization of the drugs whenever possible. We have begun the process of actively seeking partnerships by retaining a consulting firm, Aagami, Inc., based in Illinois. Aagami specializes in developing pharma collaborations primarily with Indian and Japanese big pharma companies, and also world-wide. We anticipate adding business development efforts in the western countries as we further develop NV-387 towards initiation of a Phase II clinical trial. A Phase II clinical trial is designed for the evaluation of effectiveness of a drug for its indication and is considered a “proof-of-concept” in humans that the drug is likely to succeed in regulatory approvals. Prior to entering clinical trials, we have developed substantial “proof-of-concept” information regarding our drug candidates in relevant animal models.

We plan on seeking non-dilutive grants and contracts funding for our drug candidates that are responsive to bio-defense and pandemic-preparedness objectives, in particular, the drug development of NV-387 for Smallpox under the US FDA Animal Rule. However, there can be no assurance that we will be able to obtain grants or funding for these projects or that it will be on terms favorable to us.

There is no guarantee that we will be successful in partnering our drug candidates or obtaining non-dilutive funding for furtherance of our drug development programs. We plan on continuing drug development on our own all the way through regulatory approvals if successful collaborations are not established. We plan on continuing to finance our efforts using equity-based financing, at least until an appropriate collaboration with a suitable pharma company for one or more indications of our drug candidates takes place.

To date, we have financed our drug development programs using equity-based financing from the sale of our shares in private and public offerings including registered direct offerings as well as “At the Market” (ATM) offerings.

The Nanoviricide Platform Technology in Brief

“Resistance is Futile”: NanoViricide Platform Promises Antiviral Drugs That The Virus Is Unlikely To Escape Even As It Evolves

The greatest “pain” or intractable problem in antivirals development has been that viruses rapidly evolve to evade the vaccines, antibodies, and small therapeutics that are the traditional antiviral approaches. Small changes in enzymes attacked by the small chemical antivirals lead to antiviral drug resistance. Small changes in the virus “antigens” lead to resistance to vaccines and antibodies, because these antiviral approaches are highly specific to the antigens that they are designed against. Antibodies are extremely specific and therefore even minor changes in the virus tend to make them ineffective. Antibodies and vaccines are readily evaded by viruses under the evolutionary pressure in a natural process itself.

We believe this is now common knowledge after the COVID pandemic.

In contrast, novel nanoviricide™ platform technology enables a host-mimetic, direct-acting, antiviral nanomachine drug which the virus cannot escape even as it evolves.

Our novel nanoviricide class of drug candidates are designed to specifically attack and dismantle enveloped virus particles, by mimicking the host-side features that the virus particle lands on as it infects a host cell. In spite of even relatively large changes in a specific virus’s surface glycoproteins as it evolves, the viral glycoprotein continues to retain, and often enhances, its ability to attach to specific host-side “attachment” receptors, and thereafter by transferring to a more specific “cognate receptor” on the cell to gain cell entry and cause infection. For example, Influenza viruses use Heparan Sulfate Proteoglycan (HSPG) as “Attachment Receptor” and Sialic Acid (or sialylated glycoproteins) as the “Cognate Receptor.”

Nanoviricides mimic either the attachment receptors or the cognate receptors and present a large number of viral binding sites on each nanoviricide polymeric micelle. Further, the nanoviricide polymeric micelle is designed to “look like” a cell to the virus.

Even as new virus variants develop that evade existing antibodies and vaccines, the variants continue to bind to their cellular attachment receptor(s) and the cellular cognate receptor(s) at the same sites and in the same manner, despite changes in the viral glycoprotein itself. Thus, if we design the ligands correctly, the nanoviricide would continue to be effective even as the virus keeps changing in the field, in stark contrast to antibodies and vaccines that readily lose effectiveness as the virus evolves.

A nanoviricide is a “biomimetic” - it is designed to appear to the virus like the cell surface bearing the sites that the virus binds to. The nanoviricide technology enables direct attacks at multiple points on a virus particle. Since the host-side or cell-side binding sites for a given virus do not change despite mutations and other changes in the virus, we believe that the virus would be highly unlikely to escape our drug candidates even as a virus changes rapidly as it evolves.

Therefore, we believe that our unique host-mimetic approach would result in a nanoviricide drug that a virus cannot escape even as it changes in the field, because it will continue to use the same host-side landing site features (attachment receptors and/or cognate receptors) despite all the changes in its own glycoproteins that bind to those features, if the virus-binding ligands we design for the nanoviricide drug perform as designed.

As described further below, the Nanoviricides Platform provides for modalities that can result in potential cures for viruses that do not establish latent virus infection in humans.

A NanoViricide is a Nanomachine that Does Not Require Competent Immune System and Completes the Task of Dismantling Virus Particles Without Host Machinery Involvement

There are two principal parts to a virus’s lifecycle. The first is to infect a new cell, called “Re-Infection” in virology (the very first virus acquisition, from an external source, is called the “Primary Infection”). The second is to replicate in the infected cell, make new virus particles and then egress into bodily fluids outside the cell, called “Replication.” Most small chemical drugs are designed to affect the replication part, and must go into cells, raising toxicity concerns or reduced safety margins as they interfere with the cellular machinery. Thus, almost all currently existing nucleoside/nucleotide drugs are toxic by their very nature to varying extents.

Vaccines and antibodies have been regarded as the standard pillars of antiviral medical countermeasures. Vaccines generate antibodies, and antibodies (from vaccine or externally applied drug), block the virus by directly binding to it, but these countermeasures are (a) highly specific and thus readily escaped by viruses, and (b) require the human immune system to be in good shape. Vaccines depend upon the patient’s immune system to generate new antibodies, whereas antibodies depend upon the patient’s immune system for proper destruction of the virus particle that the antibody “tells” the immune system to “take care of this enemy.”

Nanoviricides, in contrast, do not require the patient to have a functionally good immune system because a nanoviricide is designed as a complete nanomachine that completes the task of dismantling the virus particle. This is important because most persons with good immune systems, when infected with a virus, experience only mild infections, and may not even notice symptoms. Persons with an immune system that is not sufficiently active are the ones that would suffer severe viral infections. Additionally, viruses have evolved to block various steps in the human immune system response, thus derailing the immune system once the infection takes hold.

NanoViricide Drugs Are Designed To Act By A Novel Mechanism of Action, “Re-Infection Inhibition”, To Reduce Viremia

A nanoviricide exposes a very high density of virus binding sites on its surface, in contrast to a human cell. Thus, a virus would be more likely to be captured by the nanoviricide than to bind to a cell. As the nanoviricide polymeric micelle interacts with the virus particle, the nanoviricide is capable of binding to the virus at multiple points, and while doing so, wrapping itself around the virus by virtue of a well-known physical chemistry effect called “lipid-lipid mixing.” In the process, the specific glycoproteins that the virus uses for binding to the cell (for example, the HIV gp120, RSV-G protein, Influenza H and N proteins, Coronavirus S or “Spike” protein) are expected to be neutralized and dismantled. It is believed that such attack would lead to the virus particle becoming ineffective at infecting cells.

Therefore, we call this novel mechanism of action of nanoviricide by the name “Re-Infection Inhibition.”

Nanoviricides are designed to work by binding to and eliminating virus particles from the blood stream, just as antibodies do, only potentially much better. Treating a patient that has a viral infection with a nanoviricide against that virus is expected to result in reduction in viremia. Reduction in viremia is an important goal in diseases caused by all viral infections. Nanoviricides are designed to accomplish this using a “Bind-Engulf-Destroy” strategy to eliminate the free virus.

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

NanoViricides Platform is Designed for Safety

We create the polymer that makes the nanoviricide micelle by using naturally metabolizable and safe components. Additionally, the antiviral ligands that we attach to the base polymer are designed using molecular modeling (or “in-silico” design) while using generally safe component chemicals and chemistries.

The nanoviricide polymer structure is designed to directly attack the virus particles outside the cell. Therefore, we believe that interference from such nanoviricide drug with cellular machinery is likely to be minimal, thereby resulting in improved safety over drugs that must enter cells and interfere with cellular processes such as most available small chemical antivirals.

We believe that our approach for improved drug safety is validated by the demonstration of strong relevant results in animal studies of NV-387 for safety and tolerability. In a safety/toxicity evaluation of single injection in rats, NV-387 was found to have a No-Observed-Adverse-Effect-Level (NOAEL) of 1,200 mg/Kg/dose, and a Maximum Tolerated Dose (MTD) of 1,500 mg/Kg/dose, which are considered to be relatively high numbers. A drug with higher values of NOAEL and MTD is safer than one with a lower values.

Further, in the non-clinical GLP safety/toxicology studies in relevant animal models, NV-387 was found to lead to no reportable observations (i.e. no adverse events) in respiratory and neurological studies in rats and cardiotoxicity studies in a non-human primate model (Cynomolgus monkey). Intravenous infusion of NV-387 did not have any toxicologic effects on cardiac rhythm or ECG morphology in cynomolgus monkeys. Intravenous infusion of NV-387 did not affect respiratory function and no significant neuropharmacological or behavioral effects were observed in rats. Body temperature was not affected by the drug treatment in either the rat or the NHP animal model study. All of these results are indicators that the drug NV-387 was well-tolerated in these animal models and thereby enabled us to obtain regulatory approvals to begin Phase Ia/Ib human safety/tolerability studies in healthy subjects.

Nanoviricides Platform Has Enabled Industry-Leading Orally Available Nanomedicines And Multiple Routes of Administration

We found that unlike almost all other nanomedicine platforms, our nanoviricide NV-387, the active pharmaceutical ingredient (API) of NV-CoV-2, demonstrated strong activity when administered orally in multiple animal models. Most nanomedicines do not possess significant oral bioavailability and therefore they have to be administered as injections or infusions. This oral bioavailability of our nanoviricides distinguishes our technology from almost all of the rest of the nanomedicines world.

We developed two different oral formulations of NV-387, namely “NV-CoV-2 Oral Syrup” and “NV-CoV-2 Oral Gummies.” The latter is a semi-solid fixed-dose form. The oral syrup enables body-weight-based dose titration as needed for pediatric treatments. Both of these formulations have been evaluated in the Phase Ia/Ib human clinical trial of NV-387.

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

We have also developed a NV-387 formulation called “NV-387 Solution for Injection, Infusion and Inhalation.” We believe treatment of severe cases that are not yet hospitalized would be best performed by an injection. Hospitalized patients would benefit most from the 100% bio-availability of the injection route, and may be dosed with an infusion if larger quantity of dosing is warranted.

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

Thus, the unique versatility of the Nanoviricide Platform has enabled creation of a drug NV-387 in multiple formulations that allow usage across all segments of the population from children to healthy adults to geriatric patients, as well as administration across all levels of disease severity from at-home mild to moderate cases (oral syrup and oral gummies) and out-patient moderate-to-severe cases (injections), to in-patient severe cases (injections and infusions), to in-patient severe-to-morbid cases (infusions and inhalations).

Nanoviricides Represent the Next Generation Development Beyond Classical Immunotherapeutics (Antibodies and Vaccines)

Our nanoviricide technology relies on copying the human cell-surface receptor to which the virus binds, and making small chemicals that are called “ligands” that will bind to the virus in the same fashion as the host side attachment receptor or the cognate receptor (see below). These ligands are chemically attached to the base polymer or “nanomicelle,” to create a nanoviricide.

When a nanoviricide nanomicelle “sees” a virus particle, several of these ligands associated with the nanomicelle are expected to bind to the virus particle. Once bound to the virus, it is thought that the nanoviricide would wrap itself around the virus, and the interior lipidic chains of the nanoviricide would merge into the lipid envelope of an enveloped virus, thus destabilizing the virus, in a “nano-Velcro” effect. This attack is expected to result in loss of the viral glycoproteins that the virus uses to bind to cell and to fuse with the cell membrane, thus rendering the virus particle non-infectious.

A class of small molecules called entry inhibitors exists. These drugs are designed to bind to the virus to stop it from binding to cells. A very large number of these small molecules must simultaneously attack the virus particle for the particle to be fully inhibited – a task that has very low probability in vivo (“kinetic hurdle”). Also, for small molecules to possess sufficient affinity to the virus particle, they must be designed to be very specific to the viral glycoprotein structures. Therefore, entry inhibitors can be rapidly rendered ineffective as the virus changes.

Antibodies can bind a virus particle at only a maximum of two attachment points per antibody. Several antibodies are required to simultaneously bind to the virus particle to neutralize it, in contrast to a nanoviricide that is expected to bind to the virus at multiple points.

For an antibody to be successful as an antiviral drug, as many as ten to fifteen antibodies must bind to saturate the virus surface. Therefore successful antiviral antibodies are highly specific to the virus glycoproteins and rapidly become ineffective as the virus changes.

The resulting antibody-virus complex then may be subject to the complement protein system in the bloodstream, or it may bind to antibody-receptors on human immune cells. Thus, the human immune system needs to be functional for an antibody to be effective as a “drug”.

In a sense, antibodies only “flag” the virus particle as foreign. In contrast, a nanoviricide would complete the job of making the virus particle non-infectious, without any help from the human immune system.

Almost any virus that causes pathology in humans is able to do so because it has developed intelligent and complicated pathways for disabling the human immune system at one or more points. This may be one of the reasons why many antiviral antibodies fail in the field use. Additionally, viruses readily escape antibodies by mutations, and, in some cases, reassortment. Such viral escape from antibodies has been witnessed in almost every viral epidemic, be it HIV/AIDS, the Influenza pandemic of 2009, the Ebola epidemic of 2014-15, or the COVID epidemic that is continuing now as a perennial phenomenon. In contrast, despite mutations and other changes, a virus is unlikely to escape a nanoviricides drug designed against it.

It is anticipated that when a virus comes in contact with the nanoviricide, not only would it land on the nanoviricide surface, binding to the copious number of ligands presented on the nanomicelle, but it would also get entrapped because the nanomicelle polymer would turn around and fuse with the virus lipid envelop, harnessing a well-known biophysical phenomenon called “lipid-lipid mixing.” In a sense, a nanoviricide drug acts against viruses like a “venus-fly-trap” flower does against insects. Unlike antibodies that tag the virus and thereafter require the human immune system to take over and complete the task of dismantling the virus, a nanoviricide is a nanomachine that is designed to not only bind to the virus but also complete the task of rendering the virus particle ineffective.

Thus, the Nanoviricide Platform technology can be viewed as the next step in evolution of antibody-based approach, taking into account and eliminating the limitations of antibodies.

Drug Manufacturing and Quality Control Considerations Are Inherent in the Design of a Nanoviricide

Uniform Polymer Nature Of The Nanoviricide Polymer Enables Simplified Nanomedicine Manufacturing Quality Assurance

A major problem in the field of nanomedicines as well as lipid-nanoparticles (LNPs) has been that most nanomedicines and LNPs have been found to be notoriously difficult to manufacture in a consistent manner from batch to batch. This is because of the complexity inherent in making large molecules, the very nature of polymer and particle making processes, particularly in the case of block-copolymers that are commonly employed, and the fact that many nanomedicines and particularly LNPs are mixtures of multiple components.

The Nanoviricide Platform technology has been designed from the ground up to enable consistent manufacture and control. Thus, the nanoviricide backbone is a “homopolymer” (i.e. it is made up of a single repeating unit or monomer), which enables a naturally uniform structure. This is unlike block-copolymers wherein there is structural heterogeneity along the polymer chain that is generally difficult to control and characterize. In addition, the nanoviricide polymer is designed to dynamically and naturally self-assemble into micelles in a solution. Also, the virus-binding ligands are chemically attached to the polymer. The extent of attachment can be characterized by analytical techniques that we have developed and continue to develop as needed. Further, we use specialized techniques in the polymer processing to minimize any contamination with endotoxins or other foreign particles as well as to remove impurities. The final nanoviricide solutions are sterile filtered using standard membrane filtration processes.

Formulation is Inherent in the Design Aspect of a Nanoviricide

Since developing our lead clinical drug candidate API NV-387, development of its formulations, injectable, infusion, inhalation, oral syrup, and oral gummies (semi-solid form) was relatively quick, accomplished within months, including formulation design and scale-up with cGMP-compliance manufacturing considerations. Similarly, since declaring our shingles clinical candidate, NV-HHV-1, its formulation as a skin cream for topical treatment of shingles rash, and scale-up, and cGMP-compliant manufacture was accomplished relatively rapidly, within a few months.

In the nanoviricide approach, the nanomicelle polymeric backbone itself takes care of the formulation aspects. The nanomicelle is designed to optimize the drug for its intended route of administration, be it injectable, skin cream, eye drops, or even oral. Thus, no specific or extensive formulation development is expected to be required during drug development.

In contrast, formulation development for novel drugs in normal pharmaceutical paradigm often takes years. In particular, formulation development with nanomedicines or LNPs generally takes longer than that for small chemical drugs, due to inherent complexities discussed earlier.

Thus, the Nanoviricides Platform has been designed from the ground up to enable simplifications in processes and analyses that need to be implemented in order to develop robust, reproducible, and scalable processes.

NanoViricide Platform Enables Drugs That Can Be Designed To Block the Complete Virus Lifecycle, Thus Enabling Potential Cure for Non-Latency Viruses

A nanoviricide is made by chemically covalently linking a “nanomicelle” - a globular polymeric micelle with pendant lipid chains inside - to one or more different small chemical ligands designed to mimic the cellular receptor to which the virus binds. In addition, the nanoviricide can carry additional active pharmaceutical ingredients (APIs), which may be chosen to affect the intracellular virus life cycle. Thus, the nanoviricide platform enables construction of complete virus-killing nanomachines that block the virus from entering the cell as well as that block further production of the virus inside the cell.

We are implementing the nanoviricides platform in different modalities leading to different types of drugs to meet the different challenges of different viruses and enable cures for viral diseases.

Nanoviricides Platform Modality 1: Broad-Spectrum Antiviral “Reinfection Inhibitors”

There are certain classes of cellular features that a very large number of viruses commonly use to get access to cells. As a first step, the virus binds to one so called “Attachment Receptor(s).” This allows the virus to concentrate near the target cells, and enables the virus particles to latch onto more specific receptors on the cell surface itself that are termed “Cognate Receptor(s).” Some viruses can directly fuse with the cell membrane without such a cognate receptor.

The attachment receptors employed by most viruses fall into very few families. One such family is “Sulfated Proteoglycans (S-PG),” or “Glycosaminoglycans (GAGs).” We loosely include a number of sulfated proteoglycan types in this “S-PG class”. They differ in exact structures but share a number of commonalities. This family includes proteoglycans that have attached onto them heparan sulfate (HSPG), dermatan sulfate (DSPG), chondroitin sulfate (CSPG), or keratan sulfate (CSPG). Over 90% of known pathogenic viruses bind to one or more of these S-PG class attachment receptors. These viruses include Coronaviruses, Paramyxoviruses (RSV - Respiratory Syncytial Virus, and HMPV- human Metapneumovirus), Dengue Viruses, Herpesviruses, Human Papillomavirus (HPV), HIV, Hendra and Nipah Viruses, Ebola and Marburg Viruses, among others.

For many of these viruses there are no antivirals available, or the antivirals have limited applicability. Nanoviricides that mimics the host-side S-PG can be expected to be capable of attacking many of these viruses, enabling very broad-spectrum antiviral agent. This is reminiscent of the development of beta-lactam antibiotics starting with penicillin, that have broad-spectrum antibacterial properties because they attack a common feature of a large number of bacteria, the peptidoglycan cell wall.

NV-387, our clinical drug candidate, is the first example, to our knowledge, of such a broad-spectrum antiviral agent. NV-387 was designed using our knowledge of the commonalities in this S-PG class of attachment receptors for mimicking the host-side S-PG common motif that is used by viruses for attachment. A developed small chemical ligands that embody the characteristics of this common motif, and attached them to the base nanomicelle polymer to create NV-387. Thus, NV-387 is designed as a broad-spectrum antiviral agent. After its success in attacking multiple unrelated coronaviruses, we have undertaken a program to expand the potential indications of NV-387. Effectiveness in any of these additional indications would enable direct entry into Phase II/III clinical trials for that indication now that a Phase I clinical trial of NV-387 has been completed, after the final clinical trial report for this clinical trial becomes available.

In July 2023, we reported that NV-387 was found to demonstrate increase in survival upon treatment with NV-387 indicating antiviral effectiveness against a lethal RSV infection in a mouse model study. Subsequently, in May 2024, we reported that in a subsequent study with improved dosing regimen, NV-387 was able to lead to complete survival of the animals lethally infected with RSV, and that the lungs of the NV-387 treated animals did not show lung damage caused by the RSV. In contrast, ribavirin treatment did not protect the lungs of the RSV infected animals leading to their death with a small increase in survival over the untreated animals.

In June 2024, we reported that NV-387 treatment was found to demonstrate increase in survival, substantially surpassing the increase that occurred upon treatment with three of well-known approved anti-influenza drugs, a parameter used for indicating antiviral effectiveness, in a lethal Influenza A/H3N2 lung infection mouse model study. We believe that these results suggest that NV-387 promises to be effective against the “bird flu” influenza virus H5N1 (and other similar H5Nx viruses) as well. In fact, it is well-known that the highly pathogenic avian influenza (HPAI) viruses carry a “polybasic site” that possesses HSPG binding capability. Therefore, HPAI viruses can be expected to be susceptible to NV-387.

In the reported year, we have also reported on the antiviral activity of NV-387 in animal models relevant to Smallpox/Mpox (orthopoxvirus) infections, measured by increase in survival in relevant lethal virus-challenge animal models. MPox has caused sporadic epidemics in the Western world, and a more pathogenic strain, MPOX CladeI/Ib is currently causing an epidemic in certain parts of Central Africa, which has led the WHO to declare it a “public health emergency of international concern” (PHEIC). Smallpox is considered a bioterrorism threat. Of note, tecovirimat, approved for Smallpox treatment in the USA, has failed to show effectiveness in an NIH co-sponsored international clinical trial for the treatment of MPOX Clade 1 infections (https://www.nih.gov/news-events/news-releases/antiviral-tecovirimat-safe-did-not-improve-clade-i-mpox-resolution-democratic-republic-congo). Therefore, we believe it would be of interest to assess whether NV-387 has effectiveness in MPOX infected patients.

We would like to continue to further explore the effectiveness of NV-387 against many other important human pathogenic viruses that are known to utilize S-PG attachment receptors. For example, Nipah virus causes sporadic lethal outbreaks in India and Bangladesh in particular. We would be like to explore if NV-387 can be an effective drug against Nipah and the related Hendra viruses. Such expansion of use of NV-387 would significantly expand the market size, provide much needed medical countermeasures for public health protection globally, and substantially improve the return on investments (ROI).

Another important class of attachment receptors is Sialic Acids (SA). We are working on developing broad-spectrum antivirals mimicking SA. SA is well known as the initial site of binding for Influenza viruses, as well as many of the infectious Adenoviruses and many other viruses.

It would be very difficult for a virus to become resistant to a nanoviricide that mimics the virus’ attachment receptor. This is firstly because the nanoviricides based on mimicking attachment receptors are broad-spectrum in nature, capable of antiviral effect against not just a specific virus type or subtype, strain or variant, but entire families of viruses (as defined in the virus classification system), and secondly, because, no matter how much a virus mutates or changes, its binding to the host-side receptor(s) does not change.

Nanoviricides Platform Modality 2: Specific, Highly Effective, Antiviral “Reinfection Inhibitors”

Choosing a specific antiviral ligand that mimics the cognate receptor on the host cell that is used by the virus would lead to specific nanoviricide agents that would attack the viruses that use that particular cognate receptor. This technique is what we call Modality 2.

In addition to developing bio-mimetics of the broad-spectrum attachment receptors, we have also developed nanoviricides that mimic the specific cognate receptor(s) used by a particular type of virus to develop highly specific drugs against that type of virus.

Our antiviral drug candidate NV-HHV-1 is based on mimicking the cognate receptor HVEM (“herpesvirus entry mediator”) that is known to be used by HSV-1 and HSV-2. We found that NV-HHV-1 demonstrated antiviral activity against VZV (Varicella Zoster Virus) in human skin patch infection model studies, although it was not then known whether VZV uses HVEM as the cognate receptor. VZV causes chickenpox in children and immune-compromised persons, and its reactivation causes Shingles in adults. NV-HHV-1 has completed pre-clinical IND-enabling studies as a skin cream for the treatment of VZV Shingles. During the development of NV-HHV-1, nanoviricides made with the same or related ligands as the one used in NV-HHV-1 were found to have demonstrated antiviral activity against HSV-1 in cell culture studies as well as in lethal infection animal model studies. Since HSV-2 also uses HVEM as entry receptor, we believe NV-HHV-1 should be effective against HSV-2 as well. In addition to developing NV-HHV-1 for the indications involving infection by VZV, HSV-1, and HSV-2, we further plan to explore the activity of NV-HHV-1 against other herpesviruses such as CMV and EBV as well.

Additionally, we have developed drug candidates in the HIVCide™ Program that mimic the cellular CD4 binding site used by HIV to gain cell entry. Another important HIV cognate receptor is CCR5. The Nanoviricides Platform enables using mimics of one or more cellular receptors attached into a single nanoviricide drug. Thus, this platform has the capability of mimicking both the CD4 binding site and the CCR5 binding site of HIV on one nanoviricide, which is expected to enable the most effective drug against HIV. The only countable number of patients that have been “cured” of HIV were recipients of stem cells that possess a modified CCR5 lacking its HIV-binding region, attesting to the importance of mimicking both CD4 and CCR5 simultaneously.

Attacking the “Achilles Heel” of the Virus- Unchanging Ability of the Virus to Bind to Its Cognate Receptor on Cell

We strive hard to develop virus-binding small chemical ligands that mimic the cognate cellular receptor of the virus, using rational design and molecular modeling strategies and our internal, accumulated expertise. Some viruses use more than one receptor. The nanoviricide platform technology allows use of different ligands on the same nanoviricide drug to be able to attack such difficult viruses.

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

Nanoviricides Platform Modality 3: Nanoviricides Platform Enables Cures for Viruses that Do Not Become Latent

To date most viral infections do not even have effective drugs, let alone cures.

Most viruses do not become latent in the human body. Such viruses have a relatively simple life cycle: after a virus is transmitted to the person and infects some cells, it replicates inside the infected cell (the replication part), thereafter the new virus copies exit the cell and then infect new cells (the “re-infection” part) thus starting the cycle over again. If both parts of the life cycle can be blocked effectively, then such a virus infection can be readily cured. The Nanoviricide Platform Modality 3 enables such cures.

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

The nanoviricides built using Modality 1 as well as Modality 2 can be employed to add the replication-inhibition capability in this manner.

NV-CoV-2-R, our other drug in development for treatment of coronaviruses contains the API NV-387-R. This API is made up of remdesivir encapsulated within the belly of the polymeric micelles of NV-387. While NV-387 is designed to directly attack the virus outside the cell, the remdesivir component is known to block the virus replication inside the cell. By blocking both of these pathways, NV-387-R would result in a cure of the viral infection. Remdesivir is a broad-spectrum antiviral agent that has been approved for COVID-19 and has shown strong pre-clinical activity against many RNA viruses. Its clinical activity is limited by its rapid metabolism in the bloodstream. NV-387 holds remdesivir like in a bottle and releases it slowly, thus limiting the metabolism and enhancing the pharmacokinetics and thereby the effectiveness of remdesivir.

Remdesivir, sponsored by Gilead, is a known antiviral drug that has received full FDA approval for treatment of COVID-19 and has received Emergency Use Authorization (“EUA”) in many countries. We are developing NV-CoV-2-R on our own, independent of Gilead.

We have also developed other drugs based on this concept of curing the viral infection. One such drug is NV-387-Rp, which contains a modified and improved form of Remdesivir. Another drug is NV-387-Ribvp, which contains a prodrug of Ribavirin. Ribavirin is a highly toxic but highly effective antiviral drug. It is approved in the USA only for the treatment of RSV infection as a drug of last resort. However, it is used in the case of many viral infections for which no antivirals are known in severe hospitalized cases. NV-387-Ribvp is expected to enable cures for such viruses by combining the Re-Infection Inhibition activity of NV-387 with the Replication Inhibition activity of Ribavirin, while at the same time enabling lower doses of Ribavirin to stay well below its toxicity level.

Nanoviricides Platform Modality 4: Nanoviricides Platform Has the Capability to Enable Cures for Viruses that Do Become Latent

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

Broad and Expanding Pipeline Based on the Nanoviricide Platform Technology – in Brief

Our powerful Nanoviricides Platform technology has enabled us to develop several drug candidates against a large number of different viruses that could be further improved into clinical drug candidates, thus building a very broad drug pipeline that may lead to exponential growth of the Company upon the approval of our first drug candidate. While our first drug candidate, NV-387, is now in human clinical trials, and another one, NV-HHV-1, is awaiting to go into the clinic, over the years we have developed more than ten drug candidates that, we believe, can be rapidly moved into the clinical stage, for nearly forty different antiviral drug development programs. Our progress to clinic is limited by our resources. We anticipate that once our first drug goes successfully through Phase I and Phase II clinical trials thereby proving our capabilities and our Nanoviricides Platform technology, the Company, assuming it acquires the necessary financings, could enter a phase of exponential growth and rapid clinical development of additional candidates thereby transforming the way viral infections are treated.

We have several drugs in our pipeline, enabled by our strong and extensive nanoviricide technology platform. Of these, NV-387 is in Phase Ia/Ib Clinical Trial, wherein the healthy subjects treatment and observation phase was completed about the end of December, 2023 and we are now working towards data analysis and Phase I report with the CRO and the clinical trial manager, KMPL.

We are now planning a Phase II clinical trial to evaluate efficacy in the use of NV-387 for the treatment of RSV infection. We are focusing on the RSV indication towards regulatory approval for use of NV-387 to treat pediatric patients with RSV infection.

We also plan on further developing NV-387 for the treatment of Smallpox/Mpox as a biodefense application. We plan to focus our Smallpox related work on enabling non-dilutive funding for this development.

We plan on further exploring the use of NV-387 as an influenza treatment in non-clinical efficacy studies that may be required for a regulatory IND Phase II application.

Additionally, we believe that NV-387 may have effectiveness against many other viruses including viruses that do not have current treatments such as Henipaviruses (Hendra and Nipa viruses), many hemorrhagic viruses of interest to the Department of Defense, and others. NV-387 mimics Sulfated Proteoglycans that more than 90% of human pathogenic viruses utilize as the first landing site in causing an infection. We plan on seeking collaborations with labs that can broadly test our drugs against multiple viruses as well as non-dilutive funding for such developments.

We have also completed pre-clinical development of a nanoviricide drug showcasing Modality 2, namely NV-HHV-1. We plan on undertaking Phase I and further clinical development of NV-HHV-1 as and when enabled by our financial resources. NV-HHV-1 is currently formulated as a Skin Cream for the treatment of Shingles.

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

We are now at the stage of clinically harnessing the development of Modality 1 and Modality 2 nanoviricides drugs. To recap, Modality 1 drugs mimic Attachment Receptors and possess a very broad spectrum of antiviral activity that includes a large number of different types of viruses. Modality 2 drugs mimic Cognate Receptors and possess a very strong antiviral activity against a set of specific types of viruses. In both cases, the targeted viruses are highly unlikely to escape the drug by evolving variants. NV-387, a Phase II-ready clinical stage drug candidate, is an example of Modality 1 nanoviricides, and NV-HHV-1 is an example of Modality 2 nanoviricides. We are in the process of completing the IND-enabling studies for NV-387 to enter Phase II clinical trials for the treatment of RSV. NV-HHV-1 has completed IND-enabling studies as a Skin Cream for the treatment of Shingles.

We have also continued R&D on Modality 3 nanoviricide drugs that promise potential cures for non-latency viruses. NV-387-Rp and NV-387-Ribvp have shown strong effectiveness against Coronaviruses and RSV in animal models respectively, and are expected to be highly active against a number of other viruses based on the known activities of their components. We plan on developing these Modality 3 potential cures of a number of viral diseases after the Modality 1 and Modality 2 drugs.

Overall, since our founding, we have worked on development of approximately 40 different indications of different viral diseases in a number of drug development programs. In the process, we have built an extensive library of both the (i) Nanoviricides Platform know-how and (ii) the actual synthesized chemical drugs.

Additional details of our drug pipeline can be found in this Annual Report in the section “NanoViricides Drug Pipeline” further below.

NanoViricides Drug Development Process

Our drug programs begin from initial R&D to understand the virus and advance to design antiviral medical countermeasures. Then we chemically synthesize selected potential small molecules to act as the ligands that mimic the cellular receptor(s) of both Modality 1 (broad spectrum) type as well as Modality 2 (specific to the virus family) type, to bind to the virus. Separately we have been engaged in evolving and optimizing various versions of the nanoviricide backbone polymer. We then choose some of the select polymers and attach the selected antiviral ligands chemically to the polymer to create a library of antiviral nanoviricides. We then evaluate these antivirals in cell cultures against the target viruses. We further evaluate selected antiviral ligands from this screen in animal model studies. We then down-select from the effective drug candidates about five to seven candidates for further development based on a number of considerations including the level (or potency) and spectrum of activity, any likely issues with safety/tolerability, drug stability, pharmacokinetics, pharmacodynamics, ease of manufacturing, ease of formulations, and the desired routes of administration.

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

We discovered early in our development that the existing contract manufacturing operations in the pharmaceutical industry have very limited expertise that would be applicable to our kind of drugs. In order to speed up nanoviricide drug development, save on costs, and ensure quality, we have set up our own manufacturing facility that can scale from discovery quantities of a few grams to clinical trials quantities of a few kilograms.

We believe we are one of the very few small pharmaceutical drug innovators that possess its own cGMP or cGMP-capable manufacturing facility. With our Shelton, Connecticut campus and pilot-scale cGMP-capable manufacturing facility, we have now demonstrated that we are in a position to rapidly advance our drug candidates into clinical trials, produce the pre-clinical “tox package” batches, and the clinical drug substance batches, as well as the completely finished and packaged clinical drug product batches.

We have produced and plan to continue to produce our nanoviricide drugs for clinical trials in this facility. We have the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for the clinical trials of NV-387 for RSV, as well as for the anticipated clinical trials of NV-HHV-1 skin cream for the treatment of Shingles. Further, this cGMP-compliant manufacturing capacity is anticipated to be sufficient for commercialization of our RSV drug candidate subsequent to required regulatory approvals thus enabling rapid market entry and revenue generation.

Our cGMP-compliant manufacturing facility is equipped with Class 100 (ISO 5), Class 1,000 (ISO 6), and Class 10,000 (ISO 7) clean room suites for injectables and other manufacturing operations as appropriate.

We have in-house all the capabilities necessary for formulation, filling and finishing of our drug products in the following forms: (i) oral syrup, (ii) oral gummies (semi-solid form), (iii) skin creams and (iv) ointments. We plan to either employ an external Contract Manufacturing Organization (CMO) for our injectable drug products for clinical trials, or develop in-house injectables manufacturing capabilities utilizing our Class 10,000 suites, as and when required.

We believe that we are in compliance with all material environmental regulations related to the manufacture of our products.

NanoViricides State-of-the-Art Nanomedicines Characterization Lab Supports In-Process QC, Release Testing of Manufactured Drug Substance, Drug Products, as well as R&D

We have a state-of-the-art nanomedicines characterization facility in-house in the same campus that has all the capabilities necessary for in-process quality control as well as release testing and quality assurance of our drug products and for supporting our manufacturing operations as well as our R&D operations. We also have a Bio-Analytical laboratory that we use for various quantitative and semi-quantitative analyses.

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

We can also study antivirals against certain BSL3 and BSL4 viruses in this facility by developing what are called “pseudovirions.” Pseudovirions are virus particles that cannot replicate, but that have the surface glycoprotein of the virus that we want to study (e.g. H5 for H5Nx Bird Flu, GP for Ebola, Marburg, S for SARS-CoV-2, etc.) on a viral backbone that is a BSL2 compatible virus. We only require and employ pseudovirions technology where the resulting virus particles cannot replicate. The pseudovirion systems allow evaluation of drug candidates that block the entry of the virus particle into cells, such as entry inhibitors, antibodies, and nanoviricides.

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

NanoViricides Campus – Fully Owned Asset Group

All of the facilities described above, the land, building, improvements, and equipment, are fully owned by NanoViricides, Inc. This forms a significant and stable part of our long term assets, accounting for over $7.5 million in long term assets post-depreciation and amortization as of June 30, 2024. The replacement cost of these assets was estimated, in April 2024, at $18 million by a third party consultant, which we believe is a low-end estimate.

We believe NanoViricides, Inc. is one of a few innovation-led small pharma companies that has or is close to having a fully integrated pharmaceutical operation from drug discovery to drug product manufacturing. This sets us apart in the field by substantially de-risking our development programs as well as enabling time and cost savings in the new drug development process.

Fiscal Year 2024 in Review

In the fiscal year 2024, we have achieved a substantial level of accomplishments. We have focused on evaluating the broad spectrum of antiviral activity of NV-387. We have been able to significantly expand the potential indications of viral infections wherein NV-387 could be a drug candidate worthy of pursuing into clinical trials, to include the respiratory viral infections RSV and Influenza, in addition to the coronaviruses, as well as Smallpox/Mpox. The results are summarized below:

NV-CoV-2 Phase Ia/Ib Human Clinical Trial; Update on the Status

NV-387 was developed during the COVID pandemic in a very rapid timeframe. In just about a year, we went from design and synthesis to completing the required non-clinical GLP safety pharmacology studies in animals by January 2021. The progress slowed down primarily due to lack of internal regulatory expertise and dependence on external consultants that became unavailable. We successfully completed a Clinical Trial Application for the simultaneous evaluation of two oral drug products containing the same API NV-387, namely NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies, sponsored by our licensee, collaborator, and clinical trial manager, Karveer Meditech Pvt. Ltd. (KMPL) who sponsored the drug in India, with a local CRO, around September 2022, and KMPL obtained regulatory permission for the clinical trial towards the end of January 2023.

The Phase Ia/Ib clinical trial began with the first human dosing in June 2023. The healthy subjects part of the clinical trial, comprising both Phase Ia – Single Ascending Dose – Healthy Subjects, and Phase Ib – Multiple Ascending Dose – Healthy Subjects was completed with discharge of the last subject around December 2023. There were no dropouts and no reported adverse events. These results are generally taken as indicators that a drug is well-tolerated under the conditions of treatment in a clinical trial.

The results of this Phase Ia/Ib healthy subjects part of the clinical trial are consistent with the results of the non-clinical studies in multiple animal models in which good tolerability was observed and no respiratory, cardiological, or neurophysiological effects were found.

The clinical trial application for this clinical trial was submitted during the COVID-19 pandemic and for expediency towards use of the drug in the pandemic, a separate part of the clinical trial for the treatment of COVID-19 patients with NV-387 was also proposed. Upon completion of the Healthy Subjects part, the Sponsor and the CRO went through tremendous efforts and obtained regulatory permission to add another site where a COVID-19 wave was going on during January 2024. However, by the time all of the approvals required to start enrollment were completed, the COVID-19 wave was completely gone. After performing a large number of RT-PCR tests on potential subjects with respiratory symptoms, with all tests turning up negative results for SARS-CoV-2, this second part of the clinical trials was canceled due to the inability to find patients to enroll in spite of adding a second site. The second site was subsequently closed around April/May 2024.

Concurrently data upload and crosschecking activities for the healthy subjects Phase Ia/Ib part have now been completed. After appropriate external audits, the drug sponsor is now getting ready to close the first clinical trial site where the healthy subjects part was executed. Thereafter, subsequent to database lock, statistical analysis of the observations of the subjects will be performed. These include a number of parameters including clinical observations, blood chemistry, and specific organ-related blood chemistry parameters, among others. The report from these studies will be compiled by the CRO into a final Phase Ia/Ib clinical trial report.

The relevant Indian regulatory body has adopted guidelines that are consistent with ICH guidelines of clinical trials. (ICH = The International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use). We therefore believe that the clinical trial in India would be applicable for the US FDA regulatory purposes as well. We note that the clinical trial was not conducted under US FDA regulatory approval. We plan on conducting a Pre-IND Meeting with the US FDA for the use of NV-387 as a treatment for RSV infection in pediatric patients to discuss the suitability of this clinical trial and the data from the same for progressing into a Phase II clinical trial for the purpose of evaluating the efficacy of NV-387 for RSV infection treatment indication.

Evaluating the Broad Antiviral Activity Spectrum of NV-387 Against Multiple Different Types of Viruses

During the reported year, in parallel to working on the clinical trial in India, we embarked on determining whether NV-387 could be sufficiently active to be chosen as a clinical drug candidate against different types of viruses other than coronaviruses.

NV-387 was designed as a Sulfated Proteoglycan (S-PG) Mimetic. Over 90% of human pathogenic viruses are known to use heparan sulfate proteoglycan (HSPG) in particular as an attachment receptor to enable them to infect cells. NV-387 mimics the critical feature that the viruses look for in not just HSPG but other related S-PGs such as Chondroitin Sulfate (used by the Chikengunya virus), Dermatan Sulfate (used by Human Papilloma Viruses - HPV), among others. HSPG is used by almost all respiratory viruses. We therefore focused on viruses that use HSPG for our first studies. In particular, we studied activity of NV-387 in animal models of lethal lung infections by the respiratory viruses RSV and Influenza. Since orthopoxviruses are known to bind to HSPG, we also evaluated activity of NV-387 against lethal infection by the model mousepox virus (Ectromelia) that is used as a part of the US FDA Animal Rule for the development and approval of Smallpox therapeutics.

Activity of NV-387 in Lethal Lung RSV Infection in Mice – NV-387 Oral Treatment Appears to Have Cured Lethal Lung RSV Infection Based on Complete Survival and No Lung Damage

In the first animal trial, we compared the effect of NV-387 given as both injectable and as oral treatment in mice infected lethally into the lungs with RSV A2 virus. We found that NV-387 demonstrated excellent anti-RSV activity, almost matching the activity of ribavirin as shown in the table below. Ribavirin is the only drug currently approved for treatment of RSV infection. However it is used only as a last resort drug because of its significant toxicities, including hematological and nephrological (kidney) adverse effects.

Survival Lifespan of Lethally Infected Mice - Lung Infection with RSV A2
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %
NV-387, Injection	15	8	115%
Ribavirin, Injection	16	9	129%
Vehicle for Injection	7	0	-
NV-387, Oral	15	8	115%
Ribavirin, Oral	16	9	129%
Vehicle for Oral	7	0	-

Treatment of lethally infected mice in this study with NV-387 or ribavirin led to statistically equivalent positive effect on the outcome of the disease. Since ribavirin is highly toxic, the activity of NV-387 demonstrated in this study is of great significance.

Importantly, NV-387 given orally at approximately twice the total dose of NV-387 given as an injection produced equivalent results in terms of effect on animal survival. Thus, the oral bioavailability of NV-387 can be estimated, in terms of actual biological effects, to be approximately 50% based on this animal study. We believe that this level of effective bioavailability is excellent and it would permit development of NV-387 as an oral drug for treatment of RSV infection.

We reported on this study in a press release dated July 11, 2023.

Encouraged by the results of this animal trial, we initiated a new trial with oral dosing of NV-387 extended to ten days with two doses on first day for a total of eleven doses. We also increased the dosing of ribavirin in this second animal trial. The results of this trial are shown in the table below.

Survival Lifespan of Lethally Infected Mice - Lung Infection with RSV A2
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %
NV-387, Oral	22+ (Complete)	> 14	> 175%
Ribavirin, Oral	14	6	75%
Vehicle, Oral	8	0	0%

We were pleasantly surprised to find that the increased oral dosing of NV-387 led to complete survival of all of the lethally lung-RSV-infected mice, well beyond the 21 day study length, and they remained healthy until final sacrifice as per protocol at 30 days. The performance of oral ribavirin was similar to its performance in the previous trial, and possibly slightly worse, indicating that the dosing level of ribavirin in this trial might be close to evidencing its toxicity.

We reported on these results in a press release on May 14, 2024.

Further analysis of gross histology as well as micro- histopathology of lungs from the animals treated with NV-387 compared to ribavirin was also conducted.

The lethally RSV-infected animals in the NV-387-treated group showed no lung damage in lung histo-pathology study at all-time points during the study, including at the end of the study. This demonstrates that the NV-387 oral treatment completely protected the animals from the lethal effect of RSV infection. These results are consistent with the complete and healthy survival of the animals.

In contrast, lethally infected animals in the ribavirin oral treatment group showed progressive lung pathology, demonstrating progressive inflammation in the lung tissue which resulted in moderate levels of inflammation as well as infected cells in the inflammatory infiltrate on day 10, increasing to severely infected lungs with alveolitis and severe pneumonia by day 13. All animals in the ribavirin-treated RSV infected group died by 14 days as shown in the table.

These lung histo-pathology results in conjunction with the complete survival of NV-387 orally treated animals support our belief that NV-387 oral treatment led to complete cure of the lethal RSV infection in mice in this animal trial.

We reported on these results in a press release on May 20, 2024.

Based on these results, we have determined to seek regulatory approval for a Phase II human clinical trial for the evaluation of efficacy of oral NV-387 treatment in RSV infection.

Activity of NV-387 in Lethal Lung Influenza Infection in Mice - NV-387 Treatment Resulted in Significantly Greater Survival Improvement Compared to Three Approved Influenza Drugs, and Significantly Increased Protection of Lungs from Virally Induced Damage

We evaluated the activity of NV-387 given orally (twice on first day then once daily, 8 days, total 9 doses) in comparison with the three approved drugs, oseltamivir (Tamiflu®, Roche) given orally (twice daily for 8 days), baloxavir (Xofluza®, Shionogi, Roche) given orally as a single dose, and peramivir (Rapivab®, Biocryst) given by tail-vein injection once daily for 8 days. The survival lifespan results are shown in the table below.

Survival Lifespan of Lethally Infected Mice - Lung Infection with Influenza A/H3N2
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %
NV-387, Oral	15	7	88%
Oseltamivir (Tamiflu), Oral	10	2	25%
Peramivir (Rapivab), Injection	11	3	38%
Baloxavir (Xofluza), Oral	11	3	38%
Vehicle, Oral	8	0	-

We were pleasantly surprised to find that the NV-387 oral treatment led to nearly 2.5 to 3 three times more increased survival compared to the three approved drugs, by 7 days, whereas the three approved drugs led to a survival of only 2 to 3 days over vehicle-treated animals that survived 8 days.

We reported on these results in a press release dated May 6, 2024.

We also studied the effect of NV-387 treatment on the lung mucus index, as well as lung immune cell infiltration in this animal trial. Lung mucus index is a parameter that measures the lung congestion and relates to pneumonia symptoms. Lung immune cell infiltration relates to virally induced lung damage that is actually caused by the cytotoxic cells of the immune system that kill infected cells. The results are shown in the table below.

NV-387 Oral Treatment Significantly Protected Lungs of Balb-c Mice Lethally Infected with Influenza A/H3N2 Virus
Treatment	Lung Mucus Index	% Immune Cell Infiltration
NV-387, Oral	53	31%
Untreated Infected Control	138	68%

We found that NV-387 significantly reduced lung mucus index, as well as cell-killing immune cell infiltration into the lungs. The results indicate that NV-387 oral treatment resulted in significant reduction in lung infiltration and lung cell death. Lungs of infected animals treated with NV-387, orally, showed very limited presence of infiltrating cell-killing immune cells that are known to be an important cause of lung damage, in addition to the direct lung damage from infected cell death caused by the virus itself. Further, the overall lung damage was found to be significantly reduced upon NV-387 treatment.

The results further indicated that NV-387 treatment resulted in significant reduction in mucus load in the lungs. The extent of mucus in the lung tissue was substantially reduced in the case of NV-387 treatment a positive finding. The mucus index value in the case of NV-387 oral treatment was about 53, as compared to the infected untreated animals that had a mucus index value of 138. Mucus is secreted by secretory cells in response to viral infection in an attempt to clear the virus, but it results in reduced lung capacity and eventually can lead to pneumonia. Thus, reduction in mucus load is an important sign that the progress of the viral infection is arrested.

These results indicate that NV-387 treatment led to a significant level of protection of lungs in Balb-c mice lethally infected with Influenza A H3N2 virus.

We reported on these results in a press release on June 20, 2024.

Given the broad range of activity of NV-387 against different types of viruses, we believe that these results of activity of NV-387 against Influenza A/H3N2 lead us to believe that NV-387 likely possesses significant activity against other influenza viruses as well, including high path avian influenza (HPAI; H5Nx Bird Flu).

It is important to note that resistance against small chemical influenza drugs has emerged. The amantadine class of drugs is now largely ineffective. Oseltamivir resistant mutants are known. Peramivir is not used very much for various reasons. In a Phase III clinical trial of baloxavir, over 10% of the patients were found to have the virus evolved into resistant mutants.

Thus NV-387 with its broad spectrum and unlikely escape of virus is expected to become an important weapon in the treatment of influenza virus infections.

Activity of Oral NV-387 in Lethal Intra-digital Poxvirus Infection in Mice Matched that of Approved Drug Tecovirimat; Activity of Combination of NV-387 and Tecovirimat was Significantly Better than Either Drug Alone

We conducted evaluation of activity of NV-387compared to the approved drug tecovirimat (TPOXX®, SIGA) in a lethal model of mousepox (ectromelia) virus intra-digital footpad infection in mice. This model emulates the virus infection by transfer of virus via skin abrasion, a mode of infection that has been found to be the dominant mode in Mpox virus epidemics in the West. The results are shown in the table below.

Survival Lifespan of Lethally Infected Mice – Intra-digital Footpad Infection with Ectromelia Virus
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %
NV-387, Oral	14	6	75%
Tecovirimat (TPOXX), Oral	14	6	75%
NV-387-m-T, Oral	17	9	112%
Vehicle, Oral	8	0	-

In this trial, we found that the activity of NV-387 matched that of tecovirimat, the approved drug for smallpox which was used in the recent MPox epidemics in the West. Both drugs led to approximately 75% increase in survival of the animals. Moreover, treatment with an oral co-formulation of NV-387 and tecovirimat together developed by us (that we call NV-387-m-T, “m” for “mixed-in”), led to a significantly increased survival improvement of about 112% compared to either drug given alone.

We reported on these results in a press release dated November 14, 2023.

Activity of Oral NV-387 in Lethal Lung Poxvirus Infection in Mice Matched that of Approved Drug Tecovirimat; Activity of Combination of NV-387 and Tecovirimat was Significantly Better than Either Drug Alone

We also conducted evaluation of activity of NV-387 compared to the approved drug tecovirimat (TPOXX®, SIGA) in a lethal model of mousepox (ectromelia) virus lung infection in mice. This model emulates the virus infection that would be caused in the case of aerosolized virus, a mode of infection likely in a potential bio-terrorism attack, and that was also observed in natural smallpox epidemics. The results are shown in the table below.

Survival Lifespan of Lethally Infected Mice – Intra-digital Footpad Infection with Ectromelia Virus
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %
NV-387, Oral	15	7	88%
Tecovirimat (TPOXX), Oral	16	8	100%
NV-387-m-T, Oral	19	11	138%
Vehicle, Oral	8	0	-

In this trial, we found that the activity of NV-387 substantially matched that of tecovirimat, the approved drug for smallpox which was used in the recent MPox epidemics in the West. Both drugs led to approximately 85-100% increase in survival of the animals. Moreover, treatment with an oral co-formulation of NV-387 and tecovirimat together developed by us (that we call NV-387-m-T, “m” for “mixed-in”), led to a significantly increased survival improvement of about 138% compared to either drug given alone.

We reported on these results in a press release dated May 8, 2024.

Smallpox, Biodefense, and the US FDA Animal Rule

Tecovirimat (“TPOXX®”, SIGA Pharmaceuticals) is an approved smallpox therapeutic. It was mobilized from the US Government stockpile for the treatment of Mpox infection during the recent MPox epidemic. Additional therapeutics that work with Tecovirimat such as NV-387 may reduce the required dosage and dosing period enabling rapid patient recovery.

Smallpox-causing Variola virus is considered a significant biodefense threat. While smallpox vaccines are available, their general public health usage has stopped after Smallpox was declared eradicated in 1980, leaving persons under the age of about 45 vulnerable.

Tecovirimat is stockpiled by the Biomedical Advanced Research and Development Authority (BARDA) under Project BioShield. BARDA awarded an original development and procurement contract worth approximately $435 million to SIGA in 2011, followed by another procurement contract in 2018 upon regulatory approval worth approximately $629 million. SIGA announced in July 2023 that it has received new procurement orders of approximately $138 million for TPOXX from the U.S. Government.

There is significant interest in the development of a smallpox therapeutic drug that works well by itself, as well as in combination with the known drug, tecovirimat. Tecovirimat has a low barrier of virus escape - a single mutation in one protein can enable the virus to escape this drug, adding to the significance of additional smallpox drug development.

Since human clinical trials are not feasible for the deadly Variola virus, infection of the related animal viruses in their native species is used for evaluation of drug effectiveness under the FDA “Animal Rule.” Variola (Humans), Mpox (Monkeys), Ectromelia (Mice), and Rabbitpox (Rabbits) are some of the closely related pathogenic viruses belonging to the Orthopoxvirus genus (with their native hosts listed in parentheses).

The animal-rule based efficacy studies conducted under GLP conditions substitute for the usual Phase II/III human clinical efficacy trials for regulatory approval under the Animal Rule. Additional human safety clinical studies are expected to be required.

The Animal Rule pathway may enable rapid regulatory development of NV-387 as a smallpox therapeutic towards approval.

The Importance of Treatment for RSV Infection in Pediatric Population – An Unmet Medical Need

Each year in the United States, an estimated 58,000–80,000 children younger than five years old are hospitalized due to RSV infection. Globally, RSV is a common cause of childhood Acute Lower Respiratory Infection (ALRI, which includes pneumonia) and a major cause of hospital admissions in young children. Globally in 2015, 33 million episodes of RSV-ALRI, resulted in about 3.2 million hospital admissions, and 59,600 in-hospital deaths in children younger than five years. About 45% of hospital admissions and in-hospital deaths due to RSV-ALRI occur in children younger than six months old.

There are No Effective Treatments for RSV

Three vaccines have recently been approved for RSV prophylaxis. Arexvy (GSK), and Abrysvo (Pfizer) were approved in May 2023 for use in adults over 60 years of age and both reduced severity of RSV infection. Mresvia (Moderna), an mRNA vaccine, was approved for medical use in the United States in May 2024. Abrysvo also received approval for use by pregnant women at 32-36 weeks of pregnancy in order to confer protective antibodies against RSV to the fetus for protection of infant when born despite concerns regarding premature childbirths. There are no RSV vaccines currently approved for infants and children.

However, there are no effective therapeutics for RSV to date. Ribavirin is conditionally approved only for patients with high risk of progressively severe RSV disease, due to significant side effects including hemolytic anemia and kidney failure. Synagis (palivizumab), an antibody, is approved only as a prophylactic in children and infants at high risk of severe RSV infection, but it is not approved for treatment of RSV infection. Nirsevimab (Beyfortus, AstraZenecka), another antiviral monoclonal antibody, has been approved for the prevention of RSV lower respiratory tract disease in newborns and infants during their first RSV season that requires a single dose to confer season-long protection from RSV infection. None of these drugs are approved for treatment of RSV infection after it occurs.

Market Size of RSV Therapeutics is Expected to Hit $8.73 Billion by 2031

In June 2023, GrowthPlus Reports reported that the market size for RSV therapeutics was worth $1.8 billion in 2022, and is expected to grow at a CAGR of 18.9%, reaching $8.73 billion by 2031 (https://www.growthplusreports.com/report/respiratory-syncytial-virus-rsv-therapeutics-market/8519).

NV-387 for the Treatment of Influenza Infections

The market size for Influenza and Bird Flu is estimated at $4.6 billion in 2024, growing to an estimated $5.9 billion in three years, at a rate of 8.5% as reported by DelveInSight (https://www.delveinsight.com/report-store/influenza-a-infections-market? utm_source=cision&utm_medium=pressrelease&utm_campaign=spr). In case a pandemic occurs, reality may outrun such projections by magnitudes, as was seen with the COVID pandemic.

Strong Market Potential of NV-387

Thus, we believe NV-387 alone may propel NanoViricides towards great success in a near-term horizon. We plan to license or co-develop our various drug candidates against multiple viral diseases to other Pharma Companies. In addition, we plan to seek non-dilutive funding for the development of drugs that are of interest for biodefense.

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

We have exclusive licenses from TheraCour for drug candidates derived from and based on TheraCour’s technologies for several viruses. In 2005, we obtained a license from TheraCour for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Influenza including Asian Bird Flu Virus (INF), Herpes Simplex Virus (HSV-1 and HSV-2), Hepatitis C Virus (HCV), Hepatitis B Virus (HBV), and Rabies. Thereafter, on February 15, 2010, we entered into an TheraCour-Nanoviricides Additional License Agreement (“Additional License Agreement”) with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types for Dengue viruses (DENV), Japanese Encephalitis (JEV), West Nile Virus (WNV), viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes Keratitis, and Ebola/Marburg viruses. While herpes simplex viruses were already specified as licensed previously, the term “ocular herpes keratitis” was added to this additional license agreement at the specific request of the Company for clarity only. In addition, we completed the process of licensing the VZV (shingles, chicken pox virus) field from TheraCour in November 2019. We further completed the process of licensing antivirals for the field of human coronavirus indications in September 2021 under the COVID agreement. As in the past, as and when advised by counsel, we will seek additional licenses to verticals of antiviral fields from TheraCour. To date, TheraCour has not withheld any licenses for antiviral nanomedicines that NanoViricides has requested.

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

Table 1: Intellectual Property, Patents, and Pending Patents Licensed by the Company
Patent or Application	Date of Issue/ Application	US Expiry Date	International	Owners
PCT/US06/01820 SOLUBILIZATION AND TARGETED DELIVERY OF DRUGS WITH SELF-ASSEMBLING AMPHIPHILIC POLYMERS	Applied: Jan 19, 2006 PCT U.S. Issuance: May 8, 2012.	Oct. 2028 (estimated)	Applications are in various prosecution stages. Fifty-two of these have been issued or validated.	TheraCour Pharma, Inc. [Exclusive License].
PCT/US2007/001607 SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTIVIRAL AGENTS	Applied: Jan 22, 2007	Ca. 2029 (estimated)	Applications are in various prosecution stages. Nine of these have been issued or validated.	TheraCour Pharma, Inc. [Exclusive License].
PCT/US21/39050 - SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTI-COVID-19 AGENTS	Applied: June 25, 2021	Ca. 2043 (estimated)	PCT Application filed.	TheraCour Pharma, Inc. [Exclusive License].
PCT/US22/35210 – SELF-ASSEMBLING AMPHIPHILIC POLYMERS AS ANTI-COVID-19 AGENTS (**)	Applied: June 28, 2022	Ca. 2043 (estimated)	PCT Application filed.	TheraCour Pharma, Inc. [Exclusive License].
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

Out-Licensing to Karveer Meditech Private Limited, India (KMPL)

On March 27, 2023 we entered into a license agreement with KMPL wherein we granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will be reimbursed by us for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy (70%) percent of the final invoiced sales less costs to unaffiliated third parties. Dr. Anil Diwan, our Founder, President and Executive Chairman, is a passive investor in KMPL. His ownership interest does not provide him with control or significant influence over KMPL.

Trademarks

The Company currently has no registered trademarks.

Corporate Events - Financing

We had approximately $4.8 million cash in hand as of June 30, 2024, the end of the reporting period. In addition, in February 2024, we obtained a $2 million financing in the form of a line of credit from Dr. Anil Diwan, our founder, President and Executive Chairman. By signing on September 23, 2024 and being effective as of September 20, 2024, this credit line was increased to $3 million, and extended to cover the period ending March 31, 2026, with no other changes in the terms.

We spent approximately $6.3 million in cash on operating activities during the year ended June 30, 2024, a small increase over the $5.7 million in cash expenditures in the prior year ending June 30, 2023; the increase primarily due to clinical trial expenditures.

Additionally, we have long term assets of $7.5 million post-depreciation and amortization that represent our facilities that we plan on obtaining financing against in order to increase available cash for operations.

We believe we have sufficient financing to close the Phase Ia/Ib clinical trial of NV-387 with completion of a final clinical study report, the healthy subjects treatment phase of which was recently completed and data analysis and reporting has been undertaken, and additionally to perform the necessary regulatory activities in preparation of initiating a Phase II clinical trial for the evaluation of efficacy of NV-387 for the treatment of RSV infection.

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

On or about August 1, 2023, our ATM Sales Agreement was amended to name EF Hutton, division of Benchmark Investments, LLC as the only sales agent (the “Agent”) and to remove B. Riley Securities, Inc. as a sales agent. On August 4, 2023, we filed a prospectus supplement relating to the issuance and sale of our common stock, par value $0.00001 per share, having an aggregate offering price of up to $5,713,022 from time to time through or to our Agent. These sales, if any, will be made pursuant to the terms of the amended ATM Sales Agreement between us and the Agent.

On April 5, 2024 we entered into a new sales agreement (“Sales Agreement”) with EF Hutton LLC, the Sales Agent, pursuant to which we may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million (the “ATM Offering”). As of June 30, 2024 we sold 1,308,651 shares of our $0.00001 par value common stock at an average price of $2.47 under the Sales Agreement. The net proceeds from the offering were approximately $3,120,000 after deducting underwriting discounts and other offering expenses.

We believe that we have several important milestones, including data from and final reports from the Phase Ia/Ib human clinical trial for our broad-spectrum drug NV-387 that is now in progress. Additional milestones include clinical trial applications for Phase II clinical trial of NV-387 for RSV indication, Pre-IND and IND filing to the US FDA, clinical trial applications to other regulatory agencies, etc. We plan on initiating the Phase II study as soon as feasible. To this end, we are also evaluating the possibility of a Phase II RSV Infection Challenge in Humans Clinical Trial. We are also looking at multiple worldwide jurisdictions for the Phase II clinical trial.

We believe that as we achieve these milestones, our ability to raise additional funds in the public markets would be enhanced. However, there is no guarantee that the Company will be able to raise funds on terms acceptable to it, or at all.

Our drug development strategies may be influenced by considerations regarding the ability to engage into licensing or co-development relationships with other pharmaceutical companies. Pharmaceutical drug development is an expensive and long duration proposition. Our current plan is focused on developing NV-387 for RSV indication to the necessary stage(s) for potential collaborations, followed by similarly developing NV-HHV-1 for shingles and the follow on systemic anti-herpesviruses drug candidate in the HerpeCide program to the necessary stage(s) for fruitful collaborations. Such licensing or co-development relationships may entail upfront payments, milestones payments, cost sharing, and eventual revenue sharing, including royalties on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to us. We intend to develop our drugs on our own if a suitable collaboration does not occur. As and when needed, management plans to continue to raise additional funds for our continuing drug development efforts from public markets. However, there can be no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us.

Investor Outreach

We have retained Tradigital, Inc. as our investor relations firm. In addition, we have presented at various investor conferences.

On June 5, 2023, Dr. Anil Diwan, our President and Executive Chairman, presented our NV-387 COVID-related work and our Technology Assets at the BIO International Conference in Boston, MA.

On October 16, 2023, Dr. Anil Diwan presented the NanoViricides Platform for Targeted Drug Delivery at the PODD Conference in Boston, MA. The PODD Conference is focused on Partnership Opportunities in Drug Delivery.

On January 9, 2024, Dr. Anil Diwan presented the NanoViricides Platform, NV-387 and COVID drug development at the Biotech ShowCase Conference in San Francisco, CA.

On May 15, 2024, Dr. Anil Diwan presented our work in one-one meetings with investors and investor groups at the EF Hutton Annual Global Conference, held at The Plaza Hotel in New York, NY.

Additionally, we routinely provide updates on our progress via press releases.

Business Development

As NV-387 matures past Phase I human clinical trials and towards Phase II efficacy evaluation “human proof-of-concept” stage, we believe that it should be of interest to potential collaborators for co-development and other opportunities. We have recently retained Aagami, Inc., for business development, specifically to seek licensing and partnering opportunities for our assets and platform technology. Aagami, Inc. is a life sciences consulting firm based in the suburbs of Chicago which offers strategic consulting services, business development support in regions where the client is unable to reach out due to bandwidth, technology licensing services, and business research & market intelligence services.

We plan on further enhancing our business development efforts in the coming year.

NanoViricides Drug Programs

We are currently focused on developing NV-387 for multiple antiviral indications that include RSV, Influenza, Smallpox for Biodefense and possibly COVID.

Expansion of Indications for NV-387 and NV-387-based Modality 3 Drug Candidates

As previously noted, NV-387 is based on the S-PG class of attachment receptor(s) to which over 90% of human pathogenic viruses are known to bind. We plan on continuing evaluation of activity of NV-387 against additional viruses of interest in order to better define and harness its broad-spectrum antiviral potential.

Our Drug Programs for RSV (Table 2.A):

We plan to pursue NV-387 as a treatment for RSV infection towards the goal of regulatory approval for the treatment of pediatric RSV infections.

NV-387 may be eligible to advance directly into Phase II Human clinical trials for RSV treatment.

It is expected that NV-387 can be advanced into Phase II studies against RSV once the current Phase I studies of NV-CoV-2 drug products (which contain the same API, NV-387) are completed. This will significantly speed up the development of the RSV drug, save costs, and improve return on investments (ROI).

Table 2.A. Broad-Spectrum Antiviral NV-387 - Additional Indications : RSV (Modality 1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● RSV Infection ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II ready	A
2	Oral Syrup, API NV-387	● RSV Infection ● Non-hospitalized ● Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities	Phase II ready	A
3	Injectable Solution, API NV-387 Use for Injection or for Infusion	● RSV Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	B
4	Injectable Solution, API NV-387 Use for Inhalation and for Infusion	● RSV Infection ● Hospitalized, Severe Disease ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	B

The FluCide™ Program

We are now advancing NV-387 for the treatment of Influenza virus infections. The drugs we plan to develop towards regulatory approvals and corresponding development priorities we have assigned are shown in Table 2.B.

Table 2.B. Broad-Spectrum Antiviral NV-387 - Additional Indications : Influenzas (Modality 1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Influenza virus Infection ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II ready	B
2	Oral Syrup, API NV-387	● Influenza virus Infection ● Non-hospitalized ● Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities	Phase II ready	B
3	Injectable Solution, API NV-387 Use for Injection or for Infusion	● Influenza virus Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	C
4	Injectable Solution, API NV-387 Use for Inhalation and for Infusion	● Influenza virus Infection ● Hospitalized, Severe Disease ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	C

The Smallpox/Mpox Biodefense Program

We are planning to advance NV-387 for the treatment of Smallpox virus infections by itself and possibly in combination with tecovirimat. We plan on developing NV-387 on our own to the extent that is necessary for engagement of non-dilutive governmental funding partners. We plan on performing the definitive regulatory trials under the US FDA Animal Rule if we can obtain non-dilutive financing support. The drugs we plan to develop towards regulatory approvals and corresponding development priorities we have assigned are shown in Table 2.C.

Table 2.C. Broad-Spectrum Antiviral NV-387 - Additional Indications : Smallpox (Modality 1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Smallpox virus Infection ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II ready	C
2	Oral Syrup, API NV-387	● Smallpox virus Infection ● Non-hospitalized ● Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities	Phase II ready	C
3	Injectable Solution, API NV-387 Use for Injection or for Infusion	● Smallpox virus Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	D
4	Injectable Solution, API NV-387 Use for Inhalation and for Infusion	● Smallpox virus Infection ● Hospitalized, Severe Disease ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	D

Further Development of NV-387 As Treatment for Coronavirus Infections

Even though it has fallen off the public sight, SARS-CoV-2 infection and the COVID caused by it continues to cause significant hospitalizations and mortality year over year. Most recently, the annual fatalities ascribed to COVID alone were approximately twice those ascribed to Influenza infections. In addition, residual SARS-CoV-2 infection is linked to a large fraction of so called “Long COVID” cases.

We plan on further developing NV-387 for treatment of COVID, Long COVID, and severe seasonal coronavirus infections, only in appropriate collaborations, including but not limited to governmental and non-governmental agencies or other pharma companies. The drugs we plan to develop towards regulatory approvals and corresponding development priorities we have assigned are shown in Table 2.D.

Table 2.D. Broad-Spectrum Antiviral NV-387 - Coronavirus Infections SARS-CoV-2 and Seasonal Coronaviruses (Modality 1)
No.	Drug	Indications	Development Stage	Priority
1	NV-CoV-2 Oral Gummies
●
Mild to Moderate COVID-19
●
Non-hospitalized
●
Patients of all ages, pediatric to over 65; with or without co-morbidities
●
Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●
Seasonal coronavirus afflictions
●
MERS, SARS-CoV-1
			Phase II ready	C
2	NV-CoV-2 Oral Syrup
●
Mild to Moderate COVID-19
●
Non-hospitalized
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
●
Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●
Seasonal coronavirus afflictions
●
MERS, SARS-CoV-1
			Phase II ready	C
3	NV-CoV-2 Injectable Solution for Injection, Infusion or Inhalation: Use for Injection or for Infusion
●
Moderate to Severe COVID-19
●
Hospitalized or with Urgent Risk of Hospitalization
●
Patients of all ages, pediatric to over 65; with or without co-morbidities
●
Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●
Seasonal coronavirus afflictions
●
MERS, SARS-CoV-1
			IND-Preparation	D
4	NV-CoV-2 Injectable Solution for Injection, Infusion or Inhalation: Use for Inhalation and for Infusion
●
Moderate to Severe COVID-19, requiring Oxygen Support
●
Hospitalized or with Urgent Risk of Hospitalization
●
Patients of all ages, pediatric to over 65; with or without co-morbidities
●
Long COVID (patient positive for SARS-CoV-2 in ultra-sensitive test)
●
Seasonal coronavirus afflictions
●
MERS, SARS-CoV-1
			IND-Preparation	D

Our Drug Programs for Varicella Zoster Virus (VZV), Cause of Shingles and Chickenpox (Table 2.E):

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

NV-HHV-1 is a Virus-Family-Specific drug candidate based on the Nanoviricides Platform Modality 2. The ligand used therein copies features of the HerpesVirus Entry Mediator (HVEM), which is the receptor used for cell entry by HSV-1 and HSV-2. It was not known whether VZV uses HVEM.

As part of the IND-enabling development of our topical skin cream for treatment of shingles rash, we have performed a substantial amount of safety and toxicology studies. We performed non-GLP safety toxicology studies in a rat model with two of the development stage candidates first. Both candidates were extremely well tolerated and no adverse events occurred. These safety/toxicology studies along with efficacy studies in the Human Skin Organ Culture model of Dr. Moffat, led us to identify a clinical candidate, namely, NV-HHV-1. We have performed IND-enabling non-GLP Safety Toxicology studies of this clinical candidate in multiple animal species. NV-HHV-1 was well tolerated at all dosages tested and none of the parameters tested were affected. A GLP Safety/Toxicology study of dermal treatment in mini-pigs also found that NV-HHV-1 was well-tolerated as a skin cream. These safety results are in agreement with histopathological observations in the human skin organ culture model studies.

We manufactured NV-HHV-1 in a cGMP-compliant manner at our own facility for its IND-enabling GLP Safety/Toxicology study. The drug substance, or active pharmaceutical ingredient (API) was produced at approximately 1Kg-scale. Drug products, i.e. different dose levels of the skin cream, were made at scales of 3-5kg batches.

We have conducted a Pre-IND Meeting with the FDA regarding NV-HHV-1 as treatment for Shingles rash, and received a response from the FDA in May 2019. In particular, the FDA agreed that the Company’s strategy for drug substance and drug product acceptance criteria is adequate. The FDA further agreed that the IND-enabling non-clinical studies proposed by the Company are generally adequate. The FDA also stated that the proposed design of the IND-opening human clinical studies appears reasonable at this time. The FDA made valuable suggestions in the pre-IND response. The additional non-clinical studies recommended by the Agency were generally consistent with our then-planned IND-enabling non-clinical studies. These studies have been completed subsequent to the Pre-IND Meeting.

Table 2.E. VZV Program; NanoViricides Drug Products in Development (Modality 2)
No.	Virus	Drug	Indications	Development Stage	Priority
1

Varicella-Zoster Virus (VZV)

Causes Chickenpox in children and immuno-compromised persons.

Causes Shingles in adults.

Causes Post-herpetic Neuralgia (long lasting pain after obvious shingles ulcers have healed).

		NV-HHV-1 Dermal Topical (“Skin Cream”)	● Mild to Moderate Shingles with Limited Body Coverage ● Non-hospitalized	IND-Preparation (Phase I/II). Pre-IND Meeting with US FDA Conducted.	C
2		NV-HHV-1 Oral Gummies	● Mild to Moderate Shingles with More Extensive Body Coverage ● Mild to Moderate Chickenpox ● Non-hospitalized	Pre-Clinical	C
3		Oral Syrup (Systemic Drug In Development)
●
Mild to Moderate Shingles
●
Mild to Moderate Chickenpox
●
Non-hospitalized
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	D
4		Injectable Solution, for Injection or Infusion (Systemic Drug In Development)	● Moderate to Severe Shingles ● Moderate to Severe Chickenpox ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	D
5		NV-HHV-1 Oral Gummies	● Post-Herpetic Neuralgia (PHN) ● Non-hospitalized	Pre-Clinical	E
6		Oral Syrup (Systemic Drug In Development)	● Post-Herpetic Neuralgia (PHN) ● Non-hospitalized ● Patients that require drug titration	Pre-Clinical	E
7		Injectable Solution, for Injection or Infusion (Systemic Drug In Development)	● Post-Herpetic Neuralgia (PHN) ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

Shingles and associated pain, post-herpetic neuralgia (PHN)

Shingles is caused by re-activation of the chickenpox virus that most humans acquire in childhood. The chickenpox vaccine for children is a live, attenuated virus (LAV). The LAV is not as pathogenic as the wild-type virus. However, this means the virus is present in the vaccinated individual, but remains suppressed by the immune system. In both vaccinated and unvaccinated persons, re-activation occurs when the immune system is suppressed which may be simply because of stress, advanced age, or some other immune modifying circumstances including immune-compromise due to organ transplants or other diseases. Generally, humans in the age range of 50-60 are more prone to shingles, with next reactivation occurring about 10-15 years later. There is a shingles vaccine approved for adults aged 60 and above which is also available for adults younger than that.

Acyclovir-based oral drugs, such as valacyclovir (Valtrex®), are available as systemic therapy for shingles. Intravenous acyclovir is also employed for treatment of various VZV indications. However, VZV is substantially less sensitive to (val) acyclovir than is HSV-1. Thus, the oral drug generally does not result in optimal level of the active drug at the site of VZV viral production, and does not result in significant control of the pathology. The antiviral drugs may be given for a period of 14 days or longer, with as much as 5g of dose per day, due to poor efficacy. In some indications, the treatment has been continued for a year or so. Thus, there is an unmet need for developing anti-VZV antivirals with high efficacy and safety.

Most adults with shingles recover in about 15-30 days from the shingles rash. While the rash is unsightly, its stinging pain is often the debilitating pathology that leads to lost workdays and other effects. Further, 65-70% of patients develop Postherpetic neuralgia, or PHN, a stinging, debilitating pain that lasts more than 30 days, and, in some patients, may last for years.

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

In light of this we have conducted an animal study regarding the effect of our nanoviricide drug candidates against shingles on neuropathic pain in a classical animal model of pain (without VZV infection). On August 7, 2018, we reported that our anti-Shingles drug candidates were effective in ameliorating pain sensations in an animal model of abnormal pain. In this animal study, topical treatment with the nanoviricides® anti-VZV compounds significantly reduced the measures of abnormal pain sensations in a rat model of neuropathic pain. The study was conducted at AR BioSystems in Tampa, FL. A characteristic excruciating pain is a debilitating pathology of shingles presentation. Thus a direct pain-reducing effect of the Company’s anti-shingles drug candidates would be very important in ameliorating the pathology of shingles, in addition to the already demonstrated significant antiviral effect.

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

HerpeCide™ Drug Candidates Based on HVEM, the Potential Common Cognate Entry Receptor for the Nine Human Viruses in the Orthoherpesviridae Family Enable Additional Indications (Table 2.F – HSV-1 Programs, Table 2.G HSV-2 Programs, Drugs with Modality 2, Modality 3):

As previously noted, NV-HHV-1 is based on copying the herpesvirus binding site on the human cellular receptor HVEM. Therefore, NV-HHV-1 is likely to be a potential pan-herpesviridae nature of our anti-HSV drug candidates is expected to enable several anti-herpes viral indications. HSV-1 primarily affects skin and mucous membranes causing “cold sores.” HSV-2 primarily affects skin and mucous membranes leading to genital herpes. HSV-1 infection of the eye causes herpes keratitis that can lead to blindness in some cases. In addition, human herpesvirus-3 (HHV-3), aka varicella-zoster virus (VZV) causes chickenpox in children and, when reactivated in adults, causes shingles. Shingles breakouts are amenable to topical treatment, as are the HSV cold sores, genital lesions, and herpes keratitis of the eye.

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

We are also developing possibly even more effective pan-herpes drugs compared to NV-HHV-1 based on Modality 3, i.e. by encapsulating replication inhibitors inside the polymeric micelle “belly” of NV-HHV-1. We have developed derivatives of the well-known anti-herpes drug acyclovir for efficient encapsulation within NV-387 for this purpose. Further, the treatment of herpes virus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need. We are developing replication-inhibitors addressing this resistance issue as well, that we plan on encapsulating within NV-HHV-1.

It is known that many of the human herpesvirus infections produce lifelong latent infections. The Modality 3 drugs we are making are expected to reduce the breakout frequency of such latent infections and may eventually cure the infection completely after repeated treatment. This is likely because it is well known that even repeated application of acyclovir-class of drugs in some patients leads to reduction in the breakout frequency or recurrence of herpes labilis (“cold sores”) caused by HSV-1. We do not expect that HHV-6A or HHV-6B infection could be cured by the Modality 3 approach because these two viruses are known to integrate their genome into human cells.

Table 2.F. HSV-1 Programs; NanoViricides Drug Products in Development (Modality 2, Modality 3)
No.	Virus	Drug	Indications	Development Stage	Priority
1

Herpes Simplex Virus -1 (HSV-1)

Causes Orolabial ulcers (“Cold Sores”); Recurrent Herpes Labialis (RHL)

Causes Ocular Herpes Keratitis (HK)

Causes viral Acute Retinal Necrosis (vARN)

Also Linked to Alzheimer’s Disease (ALZD)

		Dermal Topical (“Skin Cream”)	● Mild to Moderate “Cold Sores” with Limited Body Coverage ● Non-hospitalized	Pre-Clinical	D
2		Oral Gummies	● Mild to Moderate “Cold Sores” with More Extensive Body Coverage ● Non-hospitalized ● Recurrent Herpes Labialis	Pre-Clinical	D
3		Oral Syrup
●
Mild to Moderate “Cold Sores” with More Extensive Body Coverage
●
Non-hospitalized
●
Recurrent Herpes Labialis
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	E
4		Injectable Solution, for Injection or Infusion	● Moderate to Severe HSV-1 Lesions ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

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

Table 2.G. HSV-2 Programs; NanoViricides Drug Products in Development (Modality 2, Modality 3)
No.	Virus	Drug	Indications	Development Stage	Priority
1	Herpes Simplex Virus -2 (HSV-2) Causes genital ulcers; Recurrent Herpes Genitalis (RHG) Causes Ocular Herpes Keratitis (HK) Causes viral Acute Retinal Necrosis (vARN)	Dermal Topical (“Skin Cream”)	● Mild to Moderate Genital Ulcers with Limited Body Coverage ● Non-hospitalized	Pre-Clinical	D
2		Oral Gummies	● Mild to Moderate Genital Ulcers with More Extensive Body Coverage ● Non-hospitalized ● Recurrent Herpes Genitalis	Pre-Clinical	D
3		Oral Syrup
●
Mild to Moderate Genital Ulcers with More Extensive Body Coverage
●
Non-hospitalized
●
Recurrent Herpes Genitalis
●
Patients that require drug titration (i.e. specified mg/Kg dosing, as with younger pediatric populations); with or without co-morbidities
				Pre-Clinical	E
4		Injectable Solution, for Injection or Infusion	● Moderate to Severe HSV-2 Lesions ● Hospitalized or with Urgent Risk of Hospitalization	Pre-Clinical	E

We are developing drugs against three indications in the HerpeCide program in parallel at present, namely, HSV-1 “cold sores” (orolabial herpes and recurrent herpes labialis or RHL), HSV-2 “genital ulcers,” and VZV shingles. We are developing topical treatments (skin creams or lotions) for these three indications. All of the drug candidates in these three leading indications comprise common chemistry features and are based on the same family of ligands and polymers, enabling efficient parallel development.

We believe that our parallel development of these indications maximizes return on investment and shareholder value.

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

Expansion to additional indications is likely, as we perform further studies. It is likely that some of these drug candidates with variations may be able to address diseases caused by the remaining human herpes viruses, namely EBV, HCMV, HHV-6A, HHV-6B, and HHV-7. We believe that such expansions would enable maximization of return on investment (ROI) and maximization of shareholder value.

Including the HerpeCide program explained above, we currently have about 11 different drug development programs, attesting to the strength of our platform technology.

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

Eye Diseases Caused by Herpesviruses (HSV-1, HSV-2, VZV), Ocular Herpes Keratitis, viral Acute Retinal Necrosis (Table 2.H, Drug Modality 2, Modality 3)

We believe that we will be able to successfully develop a drug candidate for Ocular Herpes Keratitis (HK) as well. HK is caused by HSV-1 or HSV-2 infection of the external eye. We are developing this drug as topical eye drops or eye lotion, in order to achieve maximum local drug effect while minimizing systemic exposure. We plan on testing these drug candidates against adenoviruses as well, to determine if the same drug would also be effective against epidemic keratoconjunctivitis (EKC, the severe “pink eye” disease). If the same drug works against herpes virus and adenovirus infections of the eye, we expect this drug may cover almost 99% of all external eye viral pathologies.

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

Table 2.H. Eye Diseases Caused by Herpesviruses (HSV-1, HSV-2, VZV); NanoViricides Drug Products in Development (Modality 2, Modality 3)
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

Other Drug Programs: “Disease X”, MPox, Smallpox, Acute Flaccid Myelitis (AFM, EV68), Polio, Pediatric Acute Adenoviral Hepatitis, Ebola/Marburg, Rabies and Others (Table 2.I)

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

Table 2.I. All Other Programs; NanoViricides Drug Products in Development
	Program	Virus	Indications	Drug Candidate & Development Stage	Priority
1	“Disease X”,	Unknown or Novel Virus	Treatment	NV-387-Rp, NV-387-Ribvp, Others (Modality 3)	TBD
2	Mpox Treatment	Mpox Virus, Smallpox, Poxviruses	Poxvirus family viral infection	NV-387, Ready for Development Under US FDA Animal Rule	TBD
3	Enterovirus 68 Treatment	Enterovirus 68 or Related Viruses	Acute Flaccid Myelitis (AFM)	Screening Existing Drugs in Our Pipeline (Modality 1, 2, 3))	TBD
4	Adenovirus 71 Treatment	Adenovirus 71 or Related Viruses	Severe Pediatric Hepatitis Caused by Adenovirus 71	Screening Existing Drugs in Our Pipeline (Modality 1, 2, 3))	TBD
5	HerpeCide™ Program Expansion Drug Projects	EBV, HCMV, HHV- 6A, HHV-6B, HHV7, KSHV	Broad-Spectrum nanoviricides against different herpes viruses for different indications	Screening Existing Drugs in Our Pipeline (Modality 1, 2, 3))	E
6	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide	NV-HIV-2, Preclinical (Modality 2)	E
7	HIVCide ™	HIV/AIDS	Escape-resistant Anti-HIV nanoviricide - towards a Potential Cure	R&D (Modality 3, Modality 4)	E
8	FluCide™ Broad-Spectrum Anti-Influenza nanoviricide	All Influenza A	Injectable FluCide™ for hospitalized patients	Preclinical (Modality 2)	F
		All Influenza A	Oral Flucide™ for outpatients	NV-387, Phase II ready (Modality 1) (See Table 2.B)	F
9	Nanoviricide Eye Drops	Adenoviruses, HSV-1	Viral Diseases of the External Eye	Preclinical	F

Table 2.I. All Other Programs; NanoViricides Drug Products in Development
	Program	Virus	Indications	Drug Candidate & Development Stage	Priority
10	DengueCide™	Dengue viruses, all types	Broad-Spectrum nanoviricide against all types of Dengue viruses	Preclinical (Modality 1, Modality 3)	F
11	Other Nanoviricides Drug Projects	Ebola/Marburg, Rabies, Others	Broad-Spectrum nanoviricide drugs against different viruses and indications	R&D Various Modalities.	G
12	Long Term Projects	Various Persistent Viruses	Technologies for Cures for Persistent (Latent) Viral Diseases	R&D Various Modalities.	G

Large Market Sizes –Targeting an Overall Anti-Viral Drug Market Size that Exceeds $40 Billion

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

Severe cases of shingles may lead to hospitalization in several thousand cases in the U.S. every year. In addition, shingles appearing on the face may reach the eye and may cause significant vision issues. In addition to the older inactivated chickenpox virus vaccine, Shingrix®, a two-dose vaccine has recently been introduced. However, due to the severe side effects in a significant percentage of persons taking this vaccine at its first dose, compliance as well as market penetration may be limited.

The outpatient treatment market size for shingles at present is limited, because of the limited effectiveness of existing drugs. An effective drug could expand this market into billions of dollars globally.

The market size for severe cases of shingles may be approximately one billion dollars. These estimates take into account the Shingrix® vaccine as well as existing vaccines. About 500,000 to 1 million cases of shingles occur every year in the U.S. alone.

In addition, the estimated market size for an effective anti-Influenza drug is expected to be in tens of billions of dollars. The current estimate of anti-influenza drug market size is approximately $4 billion. The current market size for anti-HIV treatments is in excess of $20 billion. Other drugs in our pipeline, taken together, are estimated to be several billion dollars in market sizes.

Presently, our focus is on developing NV-387 for treatment of RSV infections and other viral infections. Our next priority is the topical treatments for different herpes virus infections in the HerpeCide program, as listed elsewhere in this report. We plan on re-engaging our HIV programs when sufficient resources become available.

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

Broad and Expanding Drug Pipeline Enabled by the NanoViricides Platform Technology

As can be seen from these extensive lists of drug development programs and targets, we have been making tremendous progress year-over-year in bringing successful anti-viral drugs based on our novel technology platform into human clinical studies.

We believe that with the human clinical trials of NV-387, we will be able to accumulate the evidence of human safety and effectiveness that would help us achieve meaningful partnerships with Big Pharma. We are also working on obtaining non-dilutive funding for various programs and projects in our pipeline. At present, we have sufficient funding to take us through the ongoing Phase Ia/Ib clinical trials for the NV-387 drug candidate. We believe that as we achieve proof of principle in human studies, we will be able to attract substantially greater market valuation and investor funding for further progress of these drugs towards approval and commercialization. We believe that once we have revenues from commercialization of our first drug or from partnership, we will be able to engage in further speeding up the development of programs in Tables 2.D through 2.I.

Our beliefs are based on results of pre-clinical cell culture studies, ex vivo tissue-based studies (e.g. human skin patch or a culture model), in vivo animal studies using small animals, and Phase I human clinical trials.

Drug Development Plan

We intend to perform the regulatory filings and own all the regulatory licenses for the drugs we are currently developing. We will develop these drugs in part via subcontracts to TheraCour, the exclusive source for these nanomaterials. With sourcing of materials from TheraCour, we prefer to manufacture these drugs in our own facility. However, we may manufacture these drugs under subcontract arrangements with external manufacturers that carry the appropriate regulatory licenses and have appropriate capabilities. We intend to distribute these drugs via subcontracts with distributor companies or in partnership arrangements. We plan to market these drugs either on our own or in conjunction with marketing partners. We also plan to actively pursue co-development, as well as other licensing agreements with other pharmaceutical companies, both in the US and internationally. Such agreements may entail up-front payments, milestone payments, royalties, and/or cost sharing, profit sharing and many other instruments that may bring early revenues to us. Such licensing and/or co-development agreements may shape the manufacturing and development options that we may pursue.

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

Several companies have advanced drug candidates for the management of COVID-19. Remdesivir, an antiviral drug, has received full approval, but requires repeated infusions and has limited clinical effectiveness. Oral Molnupiravir (Merck and Ridgeback) has received EUA, but it has very poor effectiveness and has well-known risks of mutagenicity, and is not widely used. Oral Paxlovid (a combination of nirmatrelvir and ritonavir tablets taken together, Pfizer) has received full approval but was only effective in the population at high-risk of hospitalizations such as persons with co-morbidities and over age 65. Its use in persons not listed is considered off-label, and a recent clinical report has shown that it has no benefits relative to placebo treatment in these groups. Also in a certain percentage of cases Paxlovid has been shown to cause viral resurgence after achieving COVID-negative status upon treatment. Several antibodies had received EUAs, but all of these have been revoked due to loss of efficacy as new variants emerged. None of the available drugs attack the external circulating virus particles or block the re-infection cycle as NV-CoV-2 is designed to do. Thus, their mode is complementary to NV-CoV-2 and combination therapy with one of these drugs and NV-CoV-2 may yield substantial benefits. We also note that none of these drugs in development attack the complete lifecycle of the virus as NV-387-Rp is designed to do, to the best of our knowledge.

There are several drugs in the market that effectively control HSV cold sores and genital herpes lesions in most patients. These include the nucleoside analogues idoxuridine, vidarabine, acyclovir, famciclovir, ganciclovir, and derivatives. However, their efficacy is limited or toxicities are high. Brincidofovir, based on the toxic drug cidofovir, is in development by Chimerix, but certain clinical trials involving brincidofovir have failed to meet the desired end points and have actually shown a greater fatality rate in brincidofovir treated subjects compared to placebo. Foscarnet is also used for VZV and ARN, but its toxicity is high. FV-100 was in clinical development against VZV, but these clinical developments appear to have been abandoned. In addition, pritelivir, antibodies, and some other drugs are in advanced stages of development against HSV-1 or HSV-2. A gamma globulin was recently approved.

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

We are currently not aware of any approved drugs for the treatment of viral diseases of the external eye.

The current approved drugs for influenza include the neuraminidase inhibitors Tamiflu, Relenza, and Peramivir, anti-influenza drugs that are sold by Roche, Glaxo SmithKline (GSK), and BioCryst partners, respectively. In addition, M2 channel inhibitors, generic drugs include amantadine and rimantadine, both oral tablets that only inhibit the replication of the influenza a virus have generally become ineffective because of significant viral resistance to the approved M2 channel inhibitors especially in the US. A viral endonuclease inhibitor, baloxavir (Xofluza, Shionogi/Roche) has recently been introduced as a single dose treatment. In its Phase III clinical trial, as many as 10% of patients were found to have drug-resistant virus mutants. Several companies are developing anti-influenza drugs at present. Small chemical classes include neuraminidase inhibitors, M2-channel inhibitors, and RDRP inhibitors, among others. There are also monoclonal, polyclonal, and mixed antibodies, as well as enzymes as drugs in development. Importantly, the resistance barrier for all of these drugs is rather low, and resistant mutants have arisen in the field. Thus, we believe that there is an unmet medical need for an effective and safe pan-Influenza drug that the virus is unlikely to escape.

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

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve a time-consuming and costly three-phase process that often overlap, can take many years to compile and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

●	Phase I. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.
●	Phase II. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.
●	Phase III. If a compound appears to be effective and safe in Phase II clinical trials, Phase III clinical trials are commenced to confirm those results. Phase III clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase II clinical trials to fail in the more rigorous and reliable Phase III clinical trials.

If we believe that the data from the Phase III clinical trials show an adequate level of safety and effectiveness, we will file a new drug application (NDA) with the FDA seeking approval to sell the drug for a particular use. The FDA will review the NDA and often will hold a public hearing where an independent advisory committee of expert advisors asks additional questions regarding the drug. This committee makes a recommendation to the FDA that is not binding on the FDA but is generally followed. If the FDA agrees that the compound has met the required level of safety and effectiveness for a particular use, it will allow us to sell the drug in the United States for that use. It is not unusual, however, for the FDA to reject an application because it believes that the drug is not safe enough or effective enough or because it does not believe that the data submitted is reliable or conclusive.

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

The FDA may also accelerate the approval of a designated drug through the Breakthrough Therapy designation by expediting the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints. If the FDA designates a drug as a breakthrough therapy, the drug is eligible for all Fast Track designation features, intensive guidance on an efficient drug development program, potentially beginning at Phase I and organizational commitment involving senior managers regarding the development of the drug to ensure that the development program and the design of the clinical trials is as efficient as practicable.

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

Regulatory Review and Approval Process in India

The Central Drugs Standard Control Organization (CDSCO) under Directorate General of Health Services, Ministry of Health & Family Welfare, Government of India is the National Regulatory Authority (NRA) of India. The Drug Controller General of India (DCGI) heads CDSCO. The Drugs & Cosmetics Act,1940 and rules 1945 have entrusted various responsibilities to central & state regulators for regulation of drugs & cosmetics. It envisages uniform implementation of the provisions of the Act & Rules made thereunder for ensuring the safety, rights and well-being of the patients by regulating the drugs and cosmetics. Under the Drugs and Cosmetics Act, CDSCO is responsible for approval of Drugs, Conduct of Clinical Trials, laying down the standards for Drugs, control over the quality of imported Drugs in the country and coordination of the activities of State Drug Control Organizations by providing expert advice with a view of bring about the uniformity in the enforcement of the Drugs and Cosmetics Act.

The regulatory process in India operates under ICH guidelines. After submission of a Clinical trial Application, the Office of DCGI reviews the application, and usually holds a briefing meeting with the Drug Sponsor. If satisfactory, the DCGI would approve the clinical trial application, generally with conditions that have to be satisfied prior to actually beginning dosing. There are requirements for interim reports as well as there are provisions for unannounced inspections. After completion of a given phase of clinical trial, the drug sponsor would then prepare a report and file for the next phase of clinical trials. In case of a health emergency, applications may be processed in an expedited timeframe and approvals for commercial use of the drug may be provided at the end of Phase II with requirements for further data collection. Normally, the new drug approval application would be submitted after completion of a Phase III clinical trial. Thereafter, the CDSCO and expert committees organized by the CDSCO will review the application for approval or denial.

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

Time Schedules, Milestones and Development Costs

In the upcoming fiscal year, we hope to meet several important milestones towards establishing human proof-of-concept for the Nanoviricides Platform:

●	Completion of the final report of the Phase Ia/Ib clinical trial of the API NV-387, as drug products NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies.
●	File an IND for RSV treatment for Phase I/Phase II human clinical trials for NV-387 as a treatment of RSV infection, and resources permitting, begin human clinical trials for RSV treatment indication.

After the RSV program clinical trials are in progress, we plan on completing an effective clinical trial plan for our Shingles drug candidate to reengage human clinical trials for the shingles treatment program.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond our control.

We believe we have sufficient financing to complete the current Phase Ia/Ib human clinical trial of API NV-387 with a full report based on currently available finances. There is no assurance we will be successful in obtaining sufficient financing on terms acceptable to us to fund complete drug development through approval. We cannot provide assurance that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We have estimated approximately $1,500,000 for the Phase II clinical trial for RSV indication. The total cost of the Phase II trial could be significantly more. If so, we may need to raise additional funds to support continued program development through Phase II and Phase III studies at least and revenue realization.

Drug Development Status

The Company has limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such, these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget, and our projected timeline of drug development.

The work-plan we have developed for the next twelve months is expected to enable us to complete the Phase Ia/Ib clinical trial of API NV-387 with a final report and, provided that our clinical plan is approved by the regulatory agency, to begin Phase II human clinical trials for RSV indication. Given our dependence on external collaborators for the regulatory affairs, IND-enabling studies and study reports, Clinical Trial CROs and other services providers, we cannot provide time estimates. Our work-plan is extremely dependent on external factors, collaborations, and unanticipated delays can occur. We are experiencing extreme staffing constraints as well as facility and resources constraints. We note as a risk factor that these resource constraints may cause further delays in our estimated timelines.

We have taken on the most important risk in nanomedicines, that of enabling cGMP manufacture, to achieve consistent product from batch to batch, “head on” so to speak. Having established critical quality parameters in our manufacturing processes and having accomplished cGMP-compliant scale-up of manufacturing from starting materials to API to formulation to fill-finish-packaged-labeled drug products, we believe that we have minimized the risk related to manufacturing capabilities.

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

Our work-plan is expected to reduce certain risks of drug development. We believe that the data we have collected particularly for the manufacture of NV-387 drug substance and drug products, and the non-clinical studies of NV-387, will enable us to file appropriate IND application(s) to the FDA for the RSV indications. We believe that in the ensuing fiscal year we will be able to obtain valuable information on the safety and tolerability of NV-387 in humans. Additionally, we believe that we may be able to begin Phase II evaluation of efficacy of NV-387 in RSV infected adults in the ensuing year, resources permitting. If our human clinical trials RSV program are not successful, we will have to develop additional drug candidates and perform further studies, or further advance our other programs, for example, Influenza, VZV, HSV-1 or HSV-2 drug candidates, into human clinical trials. If our studies are successful, we would be more confident in further developing our, RSV, FluCide, HerpeCide as well as other program drug candidates and may be in a position to re-engage our highly valuable drug programs including HIVCide.

Based on our pre-clinical study data, and based on our own studies of approved drugs in the COVID-19 space, we believe that we have a very high probability that NV-CoV-2 would be demonstrated to be a highly effective and safe drug for the treatment of most if not all Coronavirus infections including SARS-CoV-2 (COVID-19) as well as seasonal coronaviruses, in most if not all segments of the human population including pediatric, geriatric, immune-compromised, and other high risk and low risk populations.

We further believe NV-387 could be a revolutionary drug for the treatment of pediatric RSV infections, based on our data that NV-387 treatment appears to have cured mice of lethal lung RSV infection, with no lung damage.

We intend to pursue non-diluting funding sources such as government grants and contracts as well as licensing agreements with other pharmaceutical companies for further development of NV-387 and other drugs in our pipeline. We intend to use equity-based and debt financing, as required, to fund the operations and to raise additional capital for conducting human clinical trials as we advance our pipeline further towards regulatory approvals. There can be no assurance that we will be able to obtain the additional financial resources necessary to fund our anticipated obligations over the next year.

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

All of our agreements provide for the evaluation of nanoviricides substances created and provided by us to the Laboratory (or Collaborator). In general, the Laboratory is compensated for certain material and personnel costs for these evaluations. The evaluations involve in vitro and in vivo scientific studies at the Laboratory using their established protocols. In some cases, we provide scientific input regarding certain modifications to their protocols as may be needed. The Laboratory returns the results and data to us. The Laboratory is allowed to publish the results after allowing time for us to protect intellectual property (IP) as needed. We send nanoviricides as well as positive control (i.e. known therapeutics) and negative control (i.e. known not to work) compounds as needed in a fully formulated, ready to use form, to the Laboratory. All IP related to the nanoviricide materials, their formulations and reformulations, and their usage, rests with us. Any IP developed by the Laboratory regarding their own know-how, such as laboratory tests and protocols, their modifications, etc. rests with the Laboratory. Joint inventions are treated as per applicable US Laws.

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

To date, we have engaged in GLP and non-GLP Efficacy and Safety evaluations in both in vitro (cell culture models, pseudovirion models) and in vivo (animal models) of our different nanoviricide research materials and drug candidates at different laboratories. NV-387 has progressed into clinical stage and we are gearing towards final report of the Phase Ia/Ib human clinical trial evaluating safety and tolerability of oral formulations of NV-387 in healthy subjects.

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

On September 7, 2021, the Company entered into a license agreement with TheraCour for an exclusive, worldwide license to use, promote, offer for sale, import, export, sell and distribute products for the field comprising anti-viral treatments for coronavirus derived human infections (the “COVID License Agreement”). The licensed field includes antiviral drugs to treat SARS-CoV-2 and its variants that cause the COVID-19 disease resulting in a global pandemic that continues to rage through the world, wave after wave, as new variants develop and take hold. There was no upfront cash payment for the license and the compensation terms were generally consistent with prior licenses, and are summarized below.

Under the COVID License Agreement, we have obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute antiviral drugs that treat human Coronavirus infections using TheraCour’s proprietary as well as patented technology and intellectual property, including the new patent application cited above. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We will not make any upfront cash payments to TheraCour and we have agreed to the following milestone payments to TheraCour: 100,000 shares of the Company’s Series A preferred stock, par value $0.00001 per share (the “Series A preferred stock”) upon the execution of the Agreement; 50,000 shares of Series A preferred stock after the grant of the approval of Licensee’s Investigational New Drug (IND) Application, or its equivalent; cash payments of $1,500,000 after the initiation of Phase I clinical trials or its equivalent; $2,000,000 after the completion of Phase I clinical trials or its equivalent for at least one product within twelve (12) months from the date of the acceptance of the IND; $2,500,000 no later than six (6) months after the completion of Phase IIA clinical trials or its equivalent for at least one product within twenty (24) months from the date of the completion of Phase I or its equivalent; 100,000 shares of Series A preferred stock after the initiation of Phase III clinical trials or its equivalent; and, at TheraCour’s option, $5,000,000 in cash or 500,000 shares of Series A preferred stock, no later than six (6) months after the completion of Phase III clinical trials or its equivalent for at least one product within thirty-six (36) months from the completion of Phase II clinical trials or its equivalent. In addition, we agreed to pay to TheraCour fifteen percent (15%) of income from licensed products and any income from sublicensed products, consistent with previous agreements. Under the COVID License Agreement, TheraCour retains the exclusive right to develop and manufacture the licensed products. The Agreement contemplates that the parties will enter into a separate manufacturing and supply agreement for the commercial manufacture and supply of the drug products if and when we intend to engage into commercialization of the drugs. The COVID License Agreement provides that the manufacturing and supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights, as with prior agreements. The Series A Preferred Stock are only convertible upon a “change of control” of the Company as defined in its full specification, are non-transferrable and have no trading market. Each share of Series A preferred stock votes at the rate of 9 votes per share, and is convertible only upon a change of control into 3.5 shares of the Company’s common stock.

To assist in the analysis of the terms of the COVID License Agreement, we commissioned research reports on Coronavirus drug market sizes for the Coronavirus antiviral field from an independent consulting agency, Nanotech Plus, LLC. Additionally, we obtained business analysis and valuation reports for potential licensing terms for a coronavirus drug from an independent consultant. NanoViricides was represented by McCarter & English, LLP while TheraCour was represented by DuaneMorris LLP.

In consideration for the COVID License Agreement, the Company issued 100,000 shares of the Company’s Series A Preferred Stock upon execution of the agreement in 2021. The Company also issued 50,000 shares of the Company’s Series A preferred stock upon the grant of an IND to perform clinical trials which are being sponsored by our licensee and collaborator KMPL in India, in April 2023. On June 19, 2023, the Company was notified that the Company’s licensee, KMPL had commenced volunteer recruitments for Phase Ia/Ib clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the COVID License Agreement a third milestone payment of $1,500,000 became due 5 days after the start of Phase Ia/Ib clinical trials.

On July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award. The Note accrued simple interest at the rate of 12% per annum and was due and payable on January 19, 2025, the maturity date. The principal of the Note is convertible, at TheraCour’s option, into 331,859 shares of the Company’s Series A Preferred Stock, par value $0.00001 at the conversion price, specified as the fair value of the Series A shares on July 19, 2023 in the terms and conditions contained within the Note. On October 27, 2023, TheraCour exercised its right to convert the principal of the July 19, 2023 Note into 331,859 shares of the Company’s Series A Preferred Stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note totaling $49,808 which has been reported as a capital transaction credit to additional paid in capital on the accompanying statements of changes in stockholders’ equity. Total interest incurred under the Note for the year ended June 30, 2024 was $49,808.

On February 12, 2024, the Company entered into an Amendment to the COVID License Agreement with TheraCour dated September 7, 2021, whereby any further cash milestone payments that would be earned upon milestone event would only become payable upon the Company having sufficient revenues, with only a portion of revenues to be used for satisfying such milestone payments.

By signing on September 23, 2024, and being effective as of September 20, 2024 the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the “MOU”) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive right of first refusal to License to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MOU also clarified the roles and responsibilities of the Parties and essentially codified the process that the Parties have adopted since inception. The MOU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID License Agreement.

Development fees and other costs charged by TheraCour for the years ended June 30, 2024 and 2023 were approximately $2,550,000 and $2,536,000, respectively. At June 30, 2024, approximately $720,000, was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2024.

TheraCour is affiliated with the Company through Dr. Anil Diwan, our Founder, President, and Executive Chairman, who owns approximately 90% of the capital stock of TheraCour which itself owns 470,961 shares of the Company’s outstanding common stock and 681,859 shares of the Company’s Series A preferred stock as of June 30, 2024.

Line of Credit - Related Party – Anil Diwan

On November 13, 2023, the Company’s President and CEO, Dr. Anil Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. On February 12, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from December 31, 2024 to December 31, 2025. There were no other amendments to the original Line of Credit. By signing pn September 23, 2024 and being effective as September 20, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which increased the available line of credit from $2 million to $3 million, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026.

The Company has not drawn against the Line of Credit facility as of June 30, 2024.

Karveer Meditech, Private Limited (KMPL)

On March 27, 2023 the Company entered into a License Agreement with KMPL, wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID-19 in patients in India (“KMPL COVID License”). KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and is acting as clinical trials manager for such clinical trials. KMPL is in the process of establishing a manufacturing plant for some of those medicines. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company has the rights to use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy percent (70%) of the final invoiced sales less the cost of sales and goods sold to unaffiliated third parties. On June 19, 2023 KMPL commenced the equivalent of Phase I clinical trials in India. The Company has incurred clinical trial costs to KMPL of $442,845 and $100,000 for the years ended June 30, 2024 and 2023 respectively, As of June 30, 2024 and 2023, respectively, $227,435 and $100,000 of such costs were accrued by the Company pursuant to the license agreement between the Company and KMPL.

KMPL is owned by the Diwan family, consisting of four siblings and their immediate families. Dr. Diwan has an undivided share in the Diwan family interest in KMPL. The number of shares is not currently available. Consequent to and subsequent to the KMPL COVID License, KMPL is deemed to be a related party.

Meeta Vyas

Meeta Vyas is the Company’s Chief Financial Officer and is married to Dr. Anil Diwan. Due to her marriage to Dr. Anil Diwan, Meeta Vyas is deemed to be a related party,

Employees

As of June 30, 2024, the Company had approximately seven full-time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

Reports to Security Holders

The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. Information about the Company is also available on its website at www.nanoviricides.com. Information included on the website is not part of this Form 10-K.

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

Our Contact Information

Our principal executive offices are currently located at 1 Controls Drive, Shelton, Connecticut 06484 and our telephone number is (203) 937-6137 (voicemail). We can be contacted by email at info@nanoviricides.com.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2024, we had a cash and cash equivalent balance of $4,797,778. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of $139,374,895 at June 30, 2024. Such losses are expected to continue for the foreseeable future.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

Management believes that the Company’s cash and cash equivalents balance of approximately $4.8 million, additional capital raised of approximately $1.5 million by ATM sales of our common stock from July 1, 2024 through September 10, 2024, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result substantial doubt exists about the Company’s ability to continue as a going concern. Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

We cannot provide assurance that the Company’s plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

We have no products on the market and except NV-CoV-2 (NV-387) which is in Phase Ia/Ib clinical trials, all of our other product candidates are in preclinical development. In particular, none of our product candidates, other than NV-CoV-2 (NV-387), have ever been tested in a human subject. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity and potency of our product candidates.

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

We believe we have sufficient funds on hand to complete the remaining tasks of the Phase I clinical trial and obtain a completed clinical study report, and to develop and file a Phase II clinical trial application to evaluate use of NV-387 for the treatment of RSV infection.

We have estimated a total cash expenditure budget of approximately $7.9 million for the period of July 2024 through October 2025 of which approximately $4.9 million is expected to be spent on research and development for our drug candidates, including completion and reporting of the Phase I clinical trial and preparation for the Phase II clinical trial of our lead drug candidate NV-387 for treatment of RSV, an IND filing for RSV indication, and approximately $3 million is budgeted for general and administrative expenses.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Dr. Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of June 30, 2024, owned 3.6% of our common stock, and 681,859 shares of the Company’s Series A preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

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

Our Coronavirus drug candidates would compete with the already approved therapies (either EUA or full approvals) and are subject to the COVID pandemic dissipating.

Our RSV drug does not have any direct competition at present but there are two protective antibodies as well as three vaccines for RSV, although there are no approved treatments other than the highly toxic last-resort drug, ribavirin.

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

Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral. BioCryst Pharmaceuticals, Inc. has achieved FDA approval for IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of uncomplicated influenza. Peramivir is approved in Japan and had obtained emergency use authorization in the US. Its effectiveness during multiple clinical trials was found to be severely limited. Recently, a new drug, Xofluza (Baloxavir marboxil), developed by Shionogi, Inc., and licensed by Roche, has been approved in Japan, USA, and most of the world. It is an influenza viral endonuclease PA inhibitor. Other drugs in this class are in clinical trials. So are drugs targeting the m7G cap-snatching activity (PB2) of influenza virus such as VX787, and antibodies. Several H5N1 bird flu, and influenza novel H1N1/2009 vaccines are also in development worldwide. Several companies are developing anti-influenza drugs and vaccines.

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

Our common stock is listed on the NYSE American, a national securities exchange, which imposes continued listing requirements with respect to listed shares. If, however, we fail to satisfy the continued listing standards, such as, for example, the requirement that our shares not trade “for a substantial period of time at a low price per share,” fail to meet stockholders equity requirements, or that we not dispose of our principal operating assets or discontinue a substantial portion of our operations, among other requirements, the NYSE American may issue a non-compliance letter or initiate delisting proceedings. If our securities are delisted from trading on the NYSE American and we are not able to list our securities on another exchange or to have them quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

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

Our Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or might eliminate our ability to reach profitability.

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

At June 30, 2024, shareholders of the Company held 1,330,156 shares of restricted common stock, or approximately 10.1% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of June 30, 2024, we had 13,144,055 shares of common stock outstanding, 6,862 warrants convertible to 6,862 shares of common stock, and 892,625 shares of Series A preferred stock convertible into 3,124,188 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2024, 1,330,156 of 13,144,055 issued and outstanding shares of the Company’s common stock were restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition 892,625 shares of Series A preferred stock are restricted and convertible into 3,124,188 shares of common stock only upon of a change of control of the Company.

Approximately 668,384 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C: CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are a clinical stage biotechnology company focused on developing and commercializing new treatments for viral diseases. We and our third-party service providers, collect, process, transmit, and store sensitive data on our systems, including intellectual property, proprietary or confidential business information, and a variety of personal data.

We rely on third parties, including cloud vendors, for various business functions. We select key third-party service providers based on several factors, including the type of data processed and the nature of services offered, and we oversee such key third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring, including a review of SOC-1 reports on an annual basis, where applicable.

We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include response to and an assessment of internal and external threats to the security, confidentiality, integrity and availability of our data and information systems, along with other material risks to our operations. In addition, we have implemented procedures over certain areas such as access on/offboarding and account management to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities.

Governance

Management is responsible for the day-to-day management of the risks we face, while our board of directors has responsibility for the oversight of risk management, including risks from cybersecurity threats. The audit committee has primary responsibility for oversight of cybersecurity and is briefed on cybersecurity risks at least once a year and following any material cybersecurity incidents. Our board of directors receives periodic updates from our audit committee regarding matters of cybersecurity. Our board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any significant updates to our cybersecurity risk management and initiatives.

As of the date of this Annual Report on Form 10-K, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition.

ITEM 2: PROPERTIES

Description of Property

The Company’s principal executive offices are located at 1 Controls Drive, Shelton, CT, and include approximately 18,000 square feet of office, laboratory, and cGMP-capable drug manufacturing space. These facilities are fully owned by the Company with no outstanding debt or mortgage.

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

Number of Shareholders.

As of June 30, 2024, a total of 13,144,055 shares of the Company’s common stock are outstanding and held by 146 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount, 11,813,899 shares are unrestricted, of which 0 shares are held by affiliates, 668,384 shares are restricted securities held by non-affiliates, and the remaining 661,772 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

In summary, we are developing and sourcing compounds and preparing nano-materials; performing experiments involving preclinical studies using cell cultures and animal models of efficacy and safety, advancing drug candidates against different indications into IND-enabling safety/toxicology studies, and we have advanced our first drug candidate for treatment of COVID into Phase Ia/Ib clinical studies. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2024 and June 30, 2023.

Comparison of the Year End June 30, 2024 to the Year Ended June 30, 2023

Revenues - The Company is a non-revenue producing entity.

Research and Development Expenses - Research and development expenses for the year ended June 30, 2024 decreased approximately $955,000, to approximately $5,437,000 from approximately $6,392,000 for the year ended June 30, 2023. This year-to-year decrease is generally attributable to the decrease in license fees, offset by the increase in outside laboratory services.

General and Administration Expenses - General and administrative expenses increased approximately $528,000 to approximately $3,079,000 for the year ended June 30, 2024 from approximately $2,551,000 for the year ended June 30, 2023. The increase in general and administrative expenses is generally attributable to an increase in professional services including, legal, accounting and investor outreach expenditures.

Interest Income - Interest income was approximately $272,000 and approximately $356,000 for the years ended June 30, 2024 and 2023, respectively. Interest income decreased due to lower cash balances.

Interest Expense- The Company has incurred interest expense of approximately $50,000 and $900 for the years ended June 30, 2024 and June 30, 2023 respectively. The increase in interest expense for the year ended June 30, 2024 is a result of interest expense charged pursuant to the milestone payment note with TheraCour. The interest charged pursuant to the milestone payment note was cancelled by TheraCour on October 27, 2023. The cancellation of the note interest reduced accrued expenses and increased additional paid in capital by approximately $50,000.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2024, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $39,772,000. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2024, the Company had a net loss of approximately $8,294,000, or a basic and fully diluted loss per share of $0.70 compared to a net loss of approximately $8,589,000, or a basic and fully diluted loss per share of $0.74 for the year ended June 30, 2023. The decrease in the Company’s net loss for the year ended June 30, 2024 from the year ended June 30, 2023 of $295,000 is generally attributable to the items discussed above.

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

Table : R&D Costs Allocation

		Year Ended
	Program	June 30, 2024	June 30, 2023
1	Pan-Coronavirus Drug Program (Including COVID) – NV-387	$4,937,297	$6,092,414
2	RSV	250,000	200,000
3	HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2) and VZV Indications: Cold Sores, Genital Ulcers, Shingles and ARN	—	100,000
4	Smallpox/Mpox	150,000	—
5	Influenza	100,000	—
	Total	$5,437,297	$6,392,414

As many of our programs share a substantial amount of materials as well as laboratory work, we do not maintain project-based accounting of costs at present. The table above represents estimated cost allocations for specific activities in the different programs, with the bulk of common activities reported under the “Pan-coronavirus drug program – NV-387” heading.

Financings

On May 5, 2023, we filed a registration statement on Form S-3 (File No. 333-271706) with the Securities and Exchange Commission (the “SEC”), as amended on May 8, 2023, which registration statement was declared effective by the SEC on May 22, 2023. Under this shelf registration process, we may, from time to time, sell up to $150 million in the aggregate of shares of common stock, shares of preferred stock, debt securities, warrants and units. Approximately $145 million remains available for sale as of the date of this filing.

On or about August 1, 2023, the ATM Sales Agreement that we previously had with EF Hutton, division of Benchmark Investments, LLC and B. Riley Securities, Inc., taken together as the Sales Agent, was amended to name EF Hutton as the only sales agent (the “Agent”) and to remove B. Riley as a sales agent. On August 4, 2023, we filed a prospectus supplement relating to the issuance and sale of our common stock, par value $0.00001 per share, having an aggregate offering price of up to $5,713,022, from time to time through or to our sole sales agent, EF Hutton. These sales, if any, would have been made pursuant to the terms of the August 1, 2023 ATM Sales Agreement.

On April 5, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities (now EF Hutton, LLC), the sales agent, replacing the prior August 1, 2023 sales agreement, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million (each such offering an “At-the-Market” or ATM Offering). As of June 30, 2024, the Company sold 1,308,651 shares of common stock at an average price of approximately $2.47 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706), which became effective on May 22, 2023. The net proceeds to the Company from the offering was approximately $3,120,000 after placement agent fees and other estimated offering expenses.

From July 1, 2024 through September 10, 2024, subsequent to the Company’s fiscal year end, the Company sold 772,836 shares of common stock at an average price of approximately $1.98 per share. The net proceeds to the Company from the offering was approximately $1,533,000 after placement agent fees and other estimated offering expenses.

Liquidity and Capital Reserves

As of June 30, 2024, we had approximately $4,798,000 in cash and cash equivalents. Our liabilities as of June 30, 2024 are approximately $1,359,000, including accounts payable of approximately $376,000 payable to third parties, accounts payable to TheraCour of approximately $720,000, accrued expenses approximately $262,000.

The Company has an accumulated deficit at June 30, 2024 of approximately $139,375,000 and net cash used in operating activities of approximately $6,316,000 for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

Management believes that the Company’s cash and cash equivalents balance of approximately $4.8 million and additional capital raised of approximately $1.5 million by ATM sales of our common stock from July 1, 2024 through September 10, 2024 and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

The Company believes that it has several important milestones, including data from and final reports from the Phase Ia/Ib human clinical trial for the Company’s broad-spectrum, antiviral drug NV-387. This Phase Ia/Ib human clinical trial is for evaluating the safety and tolerability of two oral formulations of NV-387, namely (i) NV-CoV-2 Oral Gummies, and (ii) NV-387 Oral Syrup, as described elsewhere, with COVID as the indication. The safety and tolerability data from this clinical trial is expected to be applicable as Phase

Ia/Ib data for other indications of NV-387 as well, including RSV, MPOX, Influenza and others. Additional milestones include Pre-IND and IND filing to the US FDA for RSV and clinical trial application for Phase II clinical trial of NV-387 for the treatment of RSV infection in adults with the goal towards further regulatory advancement and approval of NV-387 for the treatment of pediatric RSV infection. Additionally, we believe that NV-387 qualifies for a Phase II clinical trial for the treatment of MPOX infection in Central African nations under the MEURI protocol of WHO because there is no other treatment available for this epidemic that is declared by the WHO as a public health emergency of international concern (MEURI = Monitored Emergency Use of Unregistered and Investigational Interventions.). We plan on initiating the Phase II study for MPOX as soon as feasible if we get the appropriate regulatory clearances. Additionally, we continue towards developing the Pre-IND and IND applications for a Phase IIa clinical trial of NV-387 for the treatment of RSV infection in adults, to be followed by a Phase IIb/III clinical trial of NV-387 for the treatment of RSV infection in hospitalized pediatric patients. To this end, we are also evaluating the possibility of a Phase IIa clinical trial of a RSV Infection Challenge in Humans.

As these milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and such improvement, if any, would enhance the Company’s ability to raise funds on the public markets at terms that may be favorable to the terms offered at present.

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with EF Hutton, the Sales Agent, that became active around April 5, 2024. However, we cannot provide assurance that the Company’s plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

Requirement for Additional Capital

As of June 30, 2024 we have a cash balance of approximately $4,798,000 and raised an approximate additional $1.5 through September 10, 2024 through ATM sales of our common stock.

We believe we will need additional funding to continue further development of our drug candidates through later stages of human clinical trials into regulatory approvals if we do not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

These anticipated expenses for the subsequent period commencing on July 1, 2024 can be summarized as follows:

1.	Planned costs for remaining activities in the Phase Ia/Ib human clinical trial of NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies, including bioanalytical activities and reports.
2.	Planned costs for the preparation of regulatory documents for filing an IND with the FDA to enter Phase II clinical trial for NV-387 as treatment of RSV infection in humans. These costs include staffing costs for the scientific staff and consulting firms to assist with FDA compliance, as well as material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to FDA compliance, as required for development of necessary data. We believe that we will be eligible to enter Phase II clinical trial for RSV indication based on the preliminary safety and tolerability data from the Phase Ia/Ib clinical trial;
3.	Additional R&D Expenditures for RSV Project including regulatory non-clinical studies to enable treatment of children with NV-387.
4.	Drug Substance and Drug Product Manufacturing costs, and
5.	Corporate overhead. This includes budgeted office salaries, legal, accounting, investor relations, public relations, business development, and other costs expected to be incurred by being a public reporting company.

As our programs mature and as we are able to move additional drug candidates into human clinical trials we will continue to require additional funding for such activities. The estimates assume that our drug candidates demonstrate effectiveness in humans that is consistent with the activity observed in animal studies, and therefore would require relatively few patients in each arm of each trial in order to establish statistically significant results.

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

The Company has limited experience with pharmaceutical drug development. Thus, our budget estimates are not based on experience, but rather based on advice given by our associates and consultants. As such, these budget estimates may not be accurate. In addition, the actual work to be performed is not known at this time, other than a broad outline, as is normal with any scientific work. As further work is performed, additional work may become necessary or change in plans or workload may occur. Such changes may have an adverse impact on our estimated budget. Such changes may also have an adverse impact on our projected timeline of drug development.

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

ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 31, 2024. Early adoption is permitted and this ASU should be applied on a prospective basis. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The requirements of this update require disclosure of significant segments expenses and increase the frequency of segment reporting to interim periods. The ASU is effective for all public companies for fiscal years beginning after December 15, 2023 and for interim period beginning after December 15, 2024. Early adoption is permitted and is applicable to all periods presented in the financial statements unless retrospective application is impracticable. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by 17 C.F.R. 229 (10) (f) (i) and are not required to provide information under this item.

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

As of June 30, 2024, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Management has remediated the previously identified material weakness by maintaining effective procedures pertaining to the timely review of the Form 10-K. Specifically, the Company has established procedures for thorough review by Management, on a timely basis, of the Form 10-K. Management’s responsibility is to oversee that the Company is capable of developing accurate and timely financial information.

Changes in Internal Controls over Financial Reporting

Other than what was described below, there were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting. During the year ended June 30, 2024, we have implemented changes in our internal control over financial reporting to remediate the prior years’ material weakness.

ITEM 9B. OTHER INFORMATION

On August 5, 2024, NanoViricides, Inc. consummated an Extension Agreement (the “Extension”) of the Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2024 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2025 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2024 and fully vest on June 30, 2025. The Company will recognize non-cash compensation expense related to the issuance of the Series A Preferred Stock of $49,795 during the year ended June 30, 2025. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period.

On August 5, 2024, NanoViricides, Inc. consummated an Extension to the CFO Agreement with its Chief Financial Officer Meeta Vyas effective July 1, 2024 (the “CFO Agreement Extension”) of the agreement originally entered into on May 30, 2013. The agreement is renewable on an annual basis. The original agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The CFO Agreement Extension is for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms as the prior CFO Agreement with amendments to provide that the CFO shall be reimbursed up to 50% of all costs of Health Insurance including any Medical, Dental, and any and all parts and subparts of Medicare Insurance that she subscribes to, not to exceed $2,500 per month.

By signing on September 23, 2024 and being effective as of September 20, 2024 the Company and its President and CEO, Dr. Anil R. Diwan, entered into an Amendment to Line of Credit Agreement whereby Dr. Diwan agreed to amend certain provisions of the standby Line of Credit with the Company to increase the maximum loan amount from $2,000,000 to $3,000,000 and to extend the maturity date for all amounts outstanding under the under the Line of Credit, including principal, accrued interest and other fees and charges, to March 31, 2026. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit are collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C-1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. The Amendment to the Line of Credit Agreement became effective as of September 22, 2024.

By signing on  September 23, 2024, and being effective as of September 20, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the “MOU”) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive right of first refusal to license to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MOU also clarified the roles and responsibilities of the parties and essentially codified the process that the parties have adopted since inception. The MOU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID License Agreement.

(a) None.

(b) Corporate Governance

During the period covered by this Annual Report on Form 10-K, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

During the three months ended June 30, 2024, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

The Company has adopted insider trading policies and procedures governing the purchase, sale and other disposition of its securities by directors, officers and employees that management believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the company. A copy of the Company’s insider trading policy is attached as Exhibit 19.1 hereto.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

The following persons are the directors and executive officers of our Company:

Name	Age	Title
Anil Diwan, PhD.	65	President and Executive Chairman of the Board
Makarand “Mak” Jawadekar	73	Director, Independent
Theodore Edward (“Todd”) Rokita	54	Director, Independent
Brian Zucker	62	Director, Independent
Meeta Vyas	65	Chief Financial Officer

Anil Diwan, PhD, age 65, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Dr. Diwan has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and also has several additional patentable discoveries. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Makarand “Mak” Jawadekar, 73, was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Jawadekar has over 35 years of experience in the pharma industry spanning both business and research activities. Dr. Jawadekar has extensive experience in joint ventures, alliance management, contracting, outsourcing, benchmarking, performance metrics, pharmaceutical research and development, drug delivery technologies, formulations, clinical supply manufacturing and packaging, clinical trial materials, pharmaceutics, and pharmaceutical sciences. He also has deep knowledge and global experience working across the United States, Europe, India, and other parts of Asia, including Japan and China. He has helped create several pharma R&D partnerships, joint ventures, and collaborations during his career. Dr. Jawadekar serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, founded in 2010, after retiring from Pfizer, Inc., as Director, Portfolio Management & Analytics, and as Vice President, Asia Colleague Resource Group, in Pfizer Global R&D division. From 1982 to 2010, Dr. Jawadekar held roles of increasing responsibility in technical, management, and business development positions at Pfizer, in the areas of Drug Delivery Technology Assessment, Strategic External Alliance Management, Strategic CMC, Pharma R&D, Clinical Manufacturing, Manufacturing Technology Transfer and Scale-up, beginning as a research scientist in formulations development. Dr. Jawadekar serves on the boards of two public companies, namely: Preveceutical Medical Inc. (CSE: PREV), and Cardax, Inc. (OTC: CDXI), as an independent board member. He also serves on the Strategic and Scientific Advisory Boards of several companies, including Actinium Pharma (NYSE-Amer.: ATNM), Saama Technologies, Inc., and Diant Pharma, Inc., as well as Tonino Lamborghini SpA, Italy. He also serves as a member of the Board of Directors at Abilities Inc., a New York based, non-profit organization. Mak holds a Ph.D. in Pharmaceutics from the University of Minnesota, and was honored with an honorary D.Sc. degree by DYP Mumbai University, recommended by the President of India. The Company believes Dr. Jawadekar’s long history as a pharmaceutical and biotech professional, particularly in alliance development and management, in business strategy, and in pharmaceutical sciences and CMC in drug delivery, render him well qualified to serve as an independent member of the Board of Directors.

Theodore Edward (“Todd”) Rokita, 54, Director. Mr. Rokita was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Rokita currently serves as the Attorney General of the State of Indiana, an elected office. Prior to that, he was co-owner and General Counsel and Vice President of External Affairs, Apex Benefits Group, Inc. where he served as a member of the executive team and the corporate board. He was responsible for legal strategies, including litigation, acquisitions and other matters, primarily involving ERISA and employment laws, and is responsible for the regulatory compliance of Apex’s clients. In his role, he served as the public face of the company and was responsible for external messaging, events, and other outreach functions. Mr. Rokita was elected to the United States Congress as a Representative from the State of Indiana, serving four terms from 2011 to 2019. As a member of the US Congress, he served as the Chairman, House Subcommittee on Early Childhood, Elementary, and Secondary Education, as the Vice Chairman, House Committee on the Budget, as a Member, House Committee on Education and the Workforce (Health, Employment, Labor and Pensions subcommittee), as a Member, House Committee on Transportation and Infrastructure, (aviation, railroad, and pipeline subcommittees), as a Member, Committee on House Administration (2011-2014), as a Member, Steering Committee (2011-2012) (elected by peers to make their committee assignments), and also as a Director, Republican Study Committee (2014- 2019) (group affecting policy direction and tactics). Prior thereto Mr. Rokita served as the Secretary of State, Indiana, from 2003 to 2011) and as Chief Operating Officer and General Counsel, Office of Indiana Secretary of State from 2000-2002. Mr. Rokita serves or has served as a Member of the Board of Directors on a number of commercial and charitable institutions, among them: Aircraft Owners and Pilots Association Foundation, (2014-Present); Achieve International, Indianapolis, IN (helping troubled teens), (2012-2018); Saint Vincent Hospital Foundation, (2011-2013); Indiana Council for Economic Education, (2004-2010). Mr. Rokita also serves or has served as an Advisory Board Member for several institutions, among them: Merchandise Warehouse, Inc. Indianapolis, IN, (2019-Present); WishBone Medical, Inc., Warsaw, IN, (2019-Present); and Acel 360, Inc., Reston, VA (2019-Present). Mr. Rokita has also served as a Member, Board of Trustees of Saint Joseph’s College, Rensselaer, IN, (2007-2017). In addition to his public service, Mr. Rokita is involved as a Volunteer for the Veterans Airlift Command and Angel Flight, Volunteer (2011- Present), actively flying missions for Veterans Airlift Command and other similar non-profits dedicated to providing free air transportation to children and post-9/11 combat wounded veterans and their families for medical and other compassionate purposes. Mr. Rokita holds a Bachelor of Arts degree from Wabash College in Crawfordsville, Indiana, where he was an Eli Lilly Fellow and a Juris Doctor from IUPUI’s Indiana University Robert H. McKinney School of Law. The Company believes Mr. Rokita’s long history as an executive and as a board member of a number of institutions and his long record of public service, uniquely qualifies him to serve as a member of the Company’s Board of Directors.

Brian Zucker, 62, Director. Since October 2011, Mr. Zucker has been a Partner at CFO Financial Partners, LLC, a firm that provides outsourced CFO (Chief Financial Officer), Controller and Financial Operations services as well as back office reporting and bookkeeping services for public and private companies, broker dealers, hedge funds, and family offices and high net worth individuals, among others. Mr. Zucker also serves as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. In addition to and simultaneously therewith, Mr. Zucker has served as a Partner at RRBB Accountants & Advisors, (aka Rosenberg Rich Baker Berman & Co.), a full-service accounting, advisory and consulting firm located in Central New Jersey. Mr. Zucker has over thirty years of experience as a CPA specializing in the securities industry. From 1983 through 1986, Mr. Zucker was a Senior Consultant at Deloitte Haskins and Sells and at Price Waterhouse from January 1987 through September 1989. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), CFO of Natcore Solar Technology, Inc. (NTCXF) and as a Managing Director of American Frontier Financial Corp. (EVIS). He is on the Board of Directors of National Investment Banking Association (NIBA). Mr. Zucker obtained a B.S. in Public Accounting from Pace University. The Company believes Mr. Zucker’s extensive career as a public accountant and experience providing sophisticated accounting services to public companies and broker dealers, render him well qualified to serve as an independent member of the Board of Directors, as well as its Audit, Compensation, Nominating and Governance Committees. Mr. Zucker was appointed as a director in 2020 and as Chair of the Audit Committee in 2022.

Meeta Vyas, SB, MBA, 65, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer. Meeta Vyas has been the Company’s Chief Financial Officer since 2013.

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

INSIDER TRADING POLICY

We have adopted an Insider Trading Policy that provides guidance to employees (including officers) and directors with respect to transactions in the Company’s securities. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. The policy also prohibits directors, officers and other employees from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities without our prior approval.

A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2024, and 2023.

Name and				Stock		All Other
Principal			Bonus	Award(s)	Option	Compensation
Position	Year	Salary	($)	($)	Awards	($)	Total ($)
Anil Diwan	2024	$400,000	$—	$32,498	—	$—	$432,498
CEO, President, Director	2023	$400,000	$—	$43,721	—	$—	$443,721
Meeta Vyas	2024	$129,600	$—	$5,907	—	$—	$135,507
CFO	2023	$129,600	$—	$7,748	—	$—	$137,348

The following table sets forth for each named executive officer certain information concerning equity awards as of June 30, 2024.

Equity
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
					Number	Market	Awards:	Payout
					of	Value of	Number of	Value of
					Shares	Shares	Unearned	Unearned
	Number of	Number			or Units	or Units	Shares,	Shares,
	Securities	of Securities			of Stock	of Stock	Units or	Units or
	Underlying	Underlying			that	that	Other	Other
Name and	Unexercised	Unexercised	Option	Option	Have	Have	Rights that	Rights that
Principal	Options	Options	Exercise	Expiration	Not	Not	Have Not	Have Not
Position	Exercisable	Unexercisable	Price ($)	Date	Vested	Vested	Vested	Vested
Anil Diwan, President, Director, and CEO	—	—	$—	—	—	—	—	—

Meeta Vyas Chief Financial Officer	—	—	$—	—	—	—	—	—

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

ERRONEOUS COMPENSATION RECOVERY POLICY

The Company adopted an Erroneous Compensation Recovery Policy in order to comply with NYSE Rule 811 and Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, subject to the terms of the policy, the Company must recover reasonably promptly from its current and former executive officers the amount of any erroneously awarded incentive based compensation received on or after October 2, 2023 and during the three (3) years preceding the date that the Company is required to prepare such accounting restatement. The Erroneous Compensation Recovery Policy has been filed as Exhibit 97.1 of this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of June 30, 2024, certain information regarding the beneficial ownership of the Company’s Common Stock and Series A Convertible preferred stock outstanding by (i) each person known to us to own or control 5% or more of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) and (iv) our current Named Executive Officers and directors as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned.

			Series A Convertible
	Common Stock		Preferred Stock(1)
	Amount and		Amount and		Percent
	Nature of	Percent	Nature of	Percent	of
	Beneficial	of	Beneficial	of	Voting
Name and Address of Beneficial Owner	Owner(2)	Class(2)	Owner(2)	Class(2)	Power(3)
TheraCour Pharma, Inc.(4)	470,961	3.6%	681,859	76.4%	31.2%
Anil Diwan(4)(5)	—	—	116,683	13.1%	5.0%
Meeta Vyas(6)	7,129	—	17,140	1.9%	0.8%
Makarand Jawadekar	30,496	0.2%	—	—	0.1%
Theodore Rokita	29,969	0.2%	—	—	0.1%
Brian Zucker	28,746	0.2%	—	—	0.1%

All Directors and Executive Officers as a Group (6 persons)	567,301	4.2%	815,682	91.4%	37.3%
(1)	The Series A Convertible preferred shares (the “Series A”) vote at the rate of nine shares of common stock per each share of Series A and is convertible into three and one half shares of common stock upon a change in control of the Company.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 13,144,055 shares of common stock and 892,625 shares of Series A preferred stock outstanding, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
(3)	Amount stated reflects the number of votes held on all matters submitted to a vote of our stockholders.
(4)	Anil Diwan, the Company’s President and Chairman, also serves as the CEO and Director of TheraCour Pharma Inc. and owns approximately 90% of the outstanding capital stock of TheraCour. Anil Diwan has both investment and dispositive power over the NanoViricides shares held by TheraCour Pharma, Inc.
(5)	Does not include 470,961 shares of common stock nor the 681,859 shares of Series A preferred stock owned by TheraCour Pharma, Inc. which votes at the rate of nine shares of common stock for each Share of Series A preferred stock (the “Series A preferred stock”), over which Anil Diwan holds voting and dispositive power. Does not include the beneficial ownership of the securities held by Meeta Vyas, the wife of Anil Diwan, and Armstoo Irrevocable Trust over which Dr. Diwan disclaims beneficial ownership and voting and dispositive control.
(6)	Includes 1,072 shares held by Connect Capital LLC, over which Ms. Vyas holds voting and dispositive power. Does not include the beneficial ownership of the securities held by Anil Diwan, the husband of Ms. Vyas, TheraCour, nor 94,471 common shares held by Armstoo Irrevocable Trust over which Ms. Vyas disclaims beneficial ownership and voting and dispositive control.

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. On September 24, 2021, the Company and Dr. Diwan entered into extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022. The employment agreement is renewable annually with approval by the Board of Directors. On October 6, 2022, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023. As of July 1, 2023, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2024. As of July 1, 2024, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2025.

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

On May 30, 2013, the Company entered into an agreement with Meeta Vyas, to serve as its Chief Financial Officer. Ms. Vyas incidentally is married to our President and Chairman of the Board, Anil Diwan. The CFO agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. As of July 1, 2023, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms as the prior CFO Agreement with amendment to provide that the CFO shall be reimbursed up to 50% of all costs of Health Insurance including any Medical, Dental, and any and all parts and subparts of Medicare Insurance that she subscribes to, not to exceed $2,500 per month. As of July 1, 2024, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms as the prior CFO Agreement.

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

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board (SAB) meetings per annum. As compensation, each member of the Scientific Advisory Board will be granted 286 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition, the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the years ended June 30, 2024 and 2023, the SAB was granted a total of 1,144 and 1,144 of stock warrants, respectively. The warrants are exercisable into common shares at prices from $1.43 to $2.43, and $1.39 to $3.40 per share, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

NanoViricides, Inc, the Company, has adopted a “Code of Conduct and Ethics” in its corporate governance as well as policies and procedures regarding related party transactions.

Management, under the direction of the Board of Directors, follows the policies and procedures regarding related party transactions.

TheraCour Pharma, Inc.

TheraCour currently holds 470,961 shares of the Company’s common stock and 681,859 shares of the Company’s Series A preferred stock.

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

On November 1, 2019, the Company entered into a License Agreement (the “Agreement”) with TheraCour for an exclusive, worldwide license to use, promote, offer for sale, import, export, sell and distribute products for the treatment of Varicella Zoster Virus derived indications. The Company was not required to make any upfront payments to TheraCour and agreed to the following milestone payments to TheraCour; the issuance of 75,000 shares of Series A preferred stock upon the grant of an IND application; $1,500,000 in cash upon completion of Phase I clinical trials; $2,500,000 in cash upon completion of Phase II clinical trials; and $5,000,000 in cash upon completion of Phase III clinical trials. In addition, the Company is required to pay to TheraCour fifteen percent (15%) of net sales of licensed products, and any income from sublicensed products. Under the Agreement, TheraCour retains the exclusive right to develop and manufacture the Licensed Products. As in previous licensing agreements with TheraCour, the Company agreed to pay the following amounts to TheraCour to the extent not previously paid under existing licensing agreements: (1) costs (direct and indirect) plus 30%, subject to certain specified exclusions, as a Development Fee and such development fees shall be due and payable in periodic installments as billed and (2) a deposit equal to estimated development costs for two months (refundable), such estimates to be reconciled quarterly. Payments not made within 90 days after due date will be charged an interest at the rate of 1% per month. TheraCour and the Company have agreed to enter into a manufacture and supply agreement, under which TheraCour would manufacture the licensed products exclusively for the Company, and the Company would also have customary backup manufacture rights, as specified in the Agreement. TheraCour may terminate the license upon a material breach by the Company as specified in the agreement. However, the Company may avoid such termination if the breach is cured within 90 days of receipt of such termination.

On September 7, 2021, the Company entered into a license agreement for the field comprising anti-viral treatments for coronavirus derived human infections with TheraCour (the “COVID License Agreement”). Previously, on June 9, 2020, we had announced signing of a Memorandum of Understanding (“CoV MoU”) with respect to anti-viral treatments for coronavirus derived human infections (the “Field”) with TheraCour Pharma, Inc., which is now perfected into this licensing Agreement. The licensed field includes antiviral drugs to treat SARS-CoV-2 and its variants that cause the COVID-19 disease resulting in a global pandemic that continues to rage through the world, wave after wave, as new variants develop and take hold. There was no upfront cash payment for the license and the compensation terms were generally consistent with prior licenses, and are summarized below.

Under the COVID License Agreement, the Company obtained a world-wide, exclusive, sub-licensable, license to use, promote, offer for sale, import, export, sell and distribute antiviral drugs that treat human Coronavirus infections using TheraCour’s proprietary as well as patented technology and intellectual property, including the new patent application cited above. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. We will not make any upfront cash payments to TheraCour and we have agreed to the following milestone payments to TheraCour: 100,000 shares of the Company’s Series A preferred stock, par value $0.00001 per share (the “Series A preferred stock”) upon the execution of the Agreement; 50,000 shares of Series A preferred stock after the grant of the approval of Licensee’s Investigational New Drug (IND) Application, or its equivalent; cash payments of $1,500,000 after the initiation of Phase I clinical trials or its equivalent; $2,000,000 after the completion of Phase I clinical trials or its equivalent for at least one product within twelve (12) months from the date of the acceptance of the IND; $2,500,000 no later than six (6) months after the completion of Phase IIA clinical trials or its equivalent for at least one product within twenty (24) months from the date of the completion of Phase I or its equivalent; 100,000 shares of Series A preferred stock after the initiation of Phase III clinical trials or its equivalent; and, at TheraCour’s option, $5,000,000 in cash or 500,000 shares of Series A preferred stock, no later than six (6) months after the completion of Phase III clinical trials or its equivalent for at least one product within thirty-six (36) months from the completion of Phase II clinical trials or its equivalent. In addition, we agreed to pay to TheraCour fifteen percent (15%) of net sales of licensed products and any income from sublicensed products, consistent with previous agreements. Under the COVID License Agreement, TheraCour retains the exclusive right to develop and manufacture the licensed products. The Agreement contemplates that the parties will enter into a separate manufacturing and supply agreement for the commercial manufacture and supply of the drug products if and when we intend to engage into commercialization of the drugs. The COVID License Agreement provides that the Manufacturing and Supply agreement would be on customary and reasonable terms, on a cost-plus basis, using a market rate based on then-current industry standards, and include customary backup manufacturing rights, as with prior agreements. The Series A preferred stock is only convertible upon a “change of control” of the Company as defined in its full specification, are non-transferrable and have no trading market. Each Series A share carries 9 votes, and is convertible only upon a change of control into 3.5 shares of the Company’s common stock.

On April 20, 2023, the Company was notified that the Company’s licensee, KMPL, was authorized to enter into Phase Ia/Ib clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour – Nanoviricides COVID License Agreement a milestone payment of 50,000 shares of the Company’s Series A preferred shares was issued to Theracour Pharma, Inc. On June 14, 2023, the Company was notified that the Company’s licensee, KMPL, has commenced volunteer recruitments for Phase Ia/Ib clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the TheraCour–Nanoviricides COVID License Agreement a milestone payment of $1,500,000 became due and has been recorded as a non-current liability on the accompanying balance sheet.

Pursuant to a COVID License Agreement dated September 7, 2021 between the Company and TheraCour, the Company is obligated to make certain milestone payments to TheraCour upon achieving certain milestones. TheraCour had achieved the milestone regarding the “Initiation of Phase I Clinical Trials or Equivalent” within 3 months from regulatory approval. Upon achieving this milestone, the Company was obligated to pay TheraCour a cash milestone payment in the amount of $1,500,000. In lieu of this cash payment, TheraCour agreed to accept a Convertible Promissory Note in the principal amount of $1,500,000 effective July 19, 2023 (the “Note”). The Note accrues interest at the rate of twelve percent (12%) per annum and is due and payable on January 19, 2025. The Note is convertible, at TheraCour’s option, into shares of the Company’s Series A preferred stock, par value $0.00001 (the “Series A Shares”) at the conversion price specified in the terms and conditions contained within the Note. Dr. Diwan recused himself from voting on any action of the Registrant’s Board of Directors in connection with the License Agreement and the Note (as that term is defined herein), and any discussions related thereto. On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 Note into 331,859 shares of the Company’s Series A preferred stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note totaling approximately $49,800 which has been reported as a capital transaction credit to additional paid in capital on the accompanying statements of changes in stockholders’ equity.

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

On February 13, 2024, the Company and TheraCour amended the COVID License Agreement (the “Amendment”). The Amendment provides that the as yet unearned and unremitted cash awards specified in the COVID License Agreement for milestone payments shall not be due and payable until the Company achieves a revenue event which shall mean, but not be limited to, the receipt of revenue by the Company generated from, but not limited to, sources such as (1) research and development grants, government contracts, non-profit organizations and other sources to the extent that the amount of recognized revenue (as defined in the Amendment) is only considered to be the profit portion of revenue event, if any; (2) licensing of third-party development partnerships to the extent recognized revenue is considered to include only the profit or retained earnings portion received from such deals (and exclude any at-cost-reimbursements); (3) drug commercialization wherein recognized revenue shall be the amount of gross profit (i.e., net sales less cost of net sales); or (4) other sources of revenue such as gross profits from private contract work. Additionally, the Amendment provides that no more than 50% of the recognized revenue shall be applied for remitting such consideration at the time of payment. Further the Amendment clarifies that financing raised by the Company from sale of equity, mortgage or debt transactions, and such other instruments shall not be regarded as recognized revenue.

By signing on September 23, 2024 and being effective as of September 20, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the “MOU”) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive right of first refusal to license to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MOU also clarified the roles and responsibilities of the parties and essentially codified the process that the parties have adopted since inception. The MOU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID License Agreement.

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

TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred property and equipment, to the Company, at cost, in the approximate amounts of $115,000 and $32,000 for the fiscal years ended June 30, 2024 and 2023 respectively.

Accounts payable to TheraCour were approximately $720,000 and $233,000 (net of a $500,000 advance) at June 30, 2024 and June 30, 2023, respectively.

Development fees and other costs charged by TheraCour were approximately $2,550,000 and $2,536,000 for the years ended June 30, 2024 and 2023, respectively. No royalties are due or have been paid from inception through June 30, 2024.

As of June 30, 2024 TheraCour owned 470,961 shares of the Company’s outstanding common stock and 681,859 shares of Series A Preferred Stock, which votes at the rate of nine shares of common stock per each share of Series A Preferred Stock and is convertible into three and one half shares of common stock upon a change in control of the Company. Dr. Diwan, also serves as the CEO and Director of TheraCour and owns approximately 90% of the outstanding capital stock of TheraCour.

Line of Credit - Related Party – Anil Diwan

On November 13, 2023, the Company’s President and Executive Chairman, Dr. Anil Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. On February 12, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from December 31, 2024 to December 31, 2025. By signing on September 23, 2024 and by being effective as of September 20, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an amendment agreement which increased the available line of credit from $2 million to $3 million, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. There were no other amendments to the original Line of Credit.

The Company has not drawn against the Line of Credit facility as of June 30, 2024.

Karveer Meditech, Private Limited (KMPL)

On March 27, 2023 the Company entered into a License Agreement with KMPL, wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy (70%) percent of the final invoiced sales to unaffiliated third parties.

On April 20, 2023, the Company was notified that the Company’s licensee, KMPL, was authorized to enter into Phase Ia/Ib clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023.

On June 19, 2023 KMPL commenced the equivalent of Phase I clinical trials in India. The Company has incurred clinical trial costs payable to KMPL of $442,845 and $100,000 for the years ended June 30, 2024 and 2023 respectively, As of June 30, 2024 and 2023, respectively, $227,435 and $100,000 of such costs were accrued by the Company pursuant to the license agreement between the Company and KMPL.

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

June 30, 2024	$251,370
June 30, 2023	$248,010

No other fees were paid to EisnerAmper for the last two years.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently does not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
3.1	Certificate of Incorporation	Schedule 14C	A	April 23, 2009
2	Amended and Restated Bylaws	Form 10-Q	3.1	February 22, 2010
3.3	Plan of Conversion of NanoViricides, Inc. into NanoViricides, Inc. dated May 22, 2023	Form 8-K	2.1	May 25, 2023
4.1	Specimen Common Stock Certificate of the Registrant	Form 10-SB	4.1	November 14, 2006
10.1	Form of Scientific Advisory Board Agreement	Form 10-SB	10.5	November 14, 2006
10.2	Amended License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.6	November 14, 2006
10.3	Amendment to License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.11	January 17, 2007
10.4	Employment Agreement with M Vyas	Form S-1	10.7	November 29, 2019
10.5	Agreement of Purchase and Sale between the Registrant and Inno-Haven, LLC	Form 8-K	10.1	January 7, 2015
10.6	Conversion and Settlement Agreement	Form 8-K	10.1	February 13, 2017
10.7	Employment Agreement with Anil Diwan	Form 8-K	10.1	July 23, 2018
10.8	Underwriting with Aegis Capital Corp. dated January 21, 2020	Form 8-K	10.1	January 27, 2020
10.9	Form of Settlement Agreement and Mutual Release	Form 8-K	10.1	January 28, 2020
10.10	Form of Exchange Agreement	Form 8-K	10.2	January 28, 2020
10.11	Form of Common Stock Purchase Warrant	Form 8-K	10.3	January 28, 2020
10.12	Director Retainer Agreement between NanoViricides, Inc. and Makarand Jawadekar	Form 8-K	10.1	February 11, 2020
10.13	Director Retainer Agreement, dated as of May 15, 2020, between NanoViricides, Inc. and Todd Rokita	Form 8-K	10.1	May 19, 2020
10.14	Form of Securities Purchase Agreement dated May 21, 2020 by and between NanoViricides, Inc. and certain purchasers	Form 8-K	10.1	May 22, 2020
10.15	Placement Agent Agreement, dated May 21, 2020 by and between among NanoViricides, Inc. Maxim Group LLC and Kingswood Capital Markets, a division of Benchmark Investments, Inc.	Form 8-K	10.2	May 22, 2020
10.16	Underwriting Agreement with Kingswood Capital Markets, a Division of Benchmark Investments, Inc. dated July 8, 2020.	Form 8-K	10.1	July 13, 2020
10.17	At Market Issuance Sales Agreement by and between NanoViricides, Inc., B. Riley Securities, Inc. and Kingswood Capital Markets, a division of Benchmark Investments, Inc., dated July 31, 2020	Form 8-K	1.1	August 3, 2020
10.18	Director Retainer Agreement dated November 13, 2020 between NanoViricides, Inc. and Brian Zucker	Form 8-K	10.1	November 13, 2020
10.19	License Agreement dated September 7, 2021 between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.1	September 9, 2021
10.20	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	September 9, 2021
10.21	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	October 11, 2022
10.22	License Agreement with Karveer Meditech Private Limited	Form 8-K	10.1	March 27, 2023
10.23	Deferred Expense Exchange Agreement between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.2	August 29, 2023

10.24	Convertible Promissory Note between NanoViricides, Inc and TheraCour Pharma, Inc., effective July 19, 2023	Form 8-K	10.3	August 29, 2023
10.25	Extension to Employment Agreement with A. Diwan effective July 1, 2023	Form 10-K	10.25	October 13, 2023
10.26	Extension to CFO Agreement with Meeta Vyas effective July 1, 2023	Form 10-K	10.26	October 13, 2023
10.27	Amendment to License Agreement between NanoViricides, Inc. and TheraCour, dated February 13, 2024	Form 8-K	10.2	February 16, 2024
10.28	Line of Credit Agreement between NanoViricides, Inc. and Dr. Anil R. Diwan, dated November 13, 2023	Form 8-K	10.3	February 16, 2024
10.29	Extension Agreement between the Company and Dr. Anil R. Diwan, dated February 12, 2024	Form 8-K	10.4	February 16, 2024
10.30	Letter from TheraCour Pharma, Inc.	Form 8-K	10.5	February 16, 2024
10.31	At Market Issuance Sales Agreement by and between NanoViricides, Inc. and EF Hutton LLC	Form 8-K	1.1	April 5, 2024
10.32	Extension of Employment Agreement with Anil Diwan effective July 1, 2024	Form 8-K	10.1	August 9, 2024
10.33	Extension of Employment Agreement with Meeta Vyas effective July 1, 2024	Form 8-K	10.2	August 9, 2024
10.34*	Amendment to Line of Credit Agreement dated September 22, 2024
14.1	Code of Ethics	Form 10-SB	10.10	November 14, 2006
19.1*	NanoViricides, Inc. Insider Trading Policy effective September 20, 2024
23	Consent of EisnerAmper LLP
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
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

Dated: September 27, 2024

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
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 27, 2024	/s/ Anil Diwan, PhD
	Name:	Anil Diwan, PhD
	Title:	President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

September 27, 2024	/s/ Meeta Vyas
	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Accounting Officer)

September 27, 2024	/s/ Brian Zucker
	Name:	Brian Zucker
	Title:	Director

September 27, 2024	/s/ Makarand Jawadekar
	Name:	Makarand Jawadekar
	Title:	Director

September 27, 2024	/s/ Theodore Rokita
	Name:	Theodore Rokita
	Title:	Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses and net cash flow used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Transactions

As discussed in Note 4 to the financial statements, the Company enters into certain agreements with related parties which (i) grant exclusive licenses for technologies developed by a related party to the Company for various virus types and (ii) grant exclusive licenses for development and commercialization rights to a related party for certain of the Company’s drug candidates. As part of these agreements, the Company is required to pay certain costs charged by the related parties. These costs include research and development costs resulting from their research and development activities which include the performance of preclinical and/or clinical studies and a clinical trial management fee, compensation and other expenses for research and development personnel, supplies and development material. The Company recorded accounts payable – related party and accrued expense for research and development activities of approximately $720,000 and $227,000, respectively, as of June 30, 2024 and research and development costs incurred with related parties of approximately $2,993,000 included in research and development expenses for the year ended June 30, 2024.

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

EISNERAMPER LLP

Iselin, New Jersey

September 27, 2024

NanoViricides, Inc.

Balance Sheet

	June 30, 2024	June 30, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,797,778	$8,149,808
Prepaid expenses	172,742	295,486
Total current assets	4,970,520	8,445,294

Property and equipment, net	7,512,463	8,106,647

Intangible assets, net	325,308	333,578

OTHER ASSETS
Service agreements	14,562	14,361

Total assets	$12,822,853	$16,899,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$376,270	$157,056
Accounts payable – related party	720,039	233,434
Accrued expenses	262,467	143,760
Total current liabilities	1,358,776	534,250

Other non-current liability – related party	—	1,500,000
Total liabilities	1,358,776	2,034,250

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 892,625 and 547,674 shares issued and outstanding, at June 30, 2024 and 2023, respectively. (Note 9)	9	5
Common stock, $0.00001 par value; 150,000,000 shares authorized, 13,144,055 and 11,698,497 shares issued and outstanding at June 30, 2024 and 2023, respectively. (Note 8)	131	117
Additional paid-in capital	150,838,832	145,946,257
Accumulated deficit	(139,374,895)	(131,080,749)
Total stockholders’ equity	11,464,077	14,865,630
Total liabilities and stockholders’ equity	$12,822,853	$16,899,880

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2024	2023

OPERATING EXPENSES
Research and development	$5,437,297	$6,392,414
General and administrative	3,078,814	2,551,054

Total operating expenses	8,516,111	8,943,468

LOSS FROM OPERATIONS	(8,516,111)	(8,943,468)

OTHER INCOME (EXPENSE):
Interest income	271,773	355,833
Interest expense	(49,808)	(938)

Other income, net	221,965	354,895

NET LOSS	$(8,294,146)	$(8,588,573)

Net loss per common share- basic and diluted	$(0.70)	$(0.74)
Weighted average common shares – basic and diluted	11,871,054	11,626,220

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 1, 2022 through June 30, 2024

	Series A Preferred
	Stock:			Common Stock:
	Par $0.00001			Par $0.00001			Additional			Total
	Number of			Number of			Paid-in		Accumulated	Stockholders’
	Shares	Amount		Shares	Amount		Capital		Deficit	Equity

Balance, July 1, 2022	484,582	$5	*	11,592,173	$116	*	$145,574,080	*	$(122,492,176)	$23,082,025

Series A preferred stock issued for employee stock compensation	13,092	—		—	—		56,357		—	56,357
Series A preferred stock issued for license agreement	50,000	—		—	—		156,987		—	156,987
Common stock issued for consulting and legal services rendered	—	—		72,668	1		107,999		—	108,000
Warrants issued to Scientific Advisory Board	—	—		—	—		1,012		—	1,012
Common stock issued for employee compensation	—	—		3,572	—		4,822		—	4,822
Common stock issued for Directors fees	—	—		30,084	—		45,000		—	45,000
Net loss	—	—		—	—		—		(8,588,573)	(8,588,573)

Balance, June 30, 2023	547,674	5		11,698,497	117		145,946,257		(131,080,749)	14,865,630

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $117,314	—	—		1,308,651	13		3,120,024		—	3,120,037
Series A preferred stock issued for employee stock compensation	13,092	—		—	—		43,245		—	43,245
Series A preferred stock issued upon conversion of related party promissory note	331,859	4		—	—		1,499,996		—	1,500,000
Common stock issued for consulting and legal services rendered	—	—		101,542	1		131,599		—	131,600
Warrants issued to Scientific Advisory Board	—	—		—	—		563		—	563
Common stock issued for employee compensation	—	—		1,786	—		2,340		—	2,340
Forgiveness of interest on related party debt	—	—		—	—		49,808		—	49,808
Common stock issued for Directors fees	—	—		33,579	—		45,000		—	45,000
Net loss	—	—		—	—		—		(8,294,146)	(8,294,146)

Balance, June 30, 2024	892,625	$9		13,144,055	$131		$150,838,832		$(139,374,895)	$11,464,077

*  Restated to reflect change in par value upon redomicile (see Note 8)

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,294,146)	$(8,588,573)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	43,245	56,357
Preferred shares issued pursuant to license agreement	—	156,987
Common shares issued as compensation and for services	178,940	157,822
Warrants granted to Scientific Advisory Board	563	1,012
Depreciation	750,744	739,259
Amortization	8,270	8,270
Changes in operating assets and liabilities:
Prepaid expenses	122,744	54,535
Other assets	(201)	28,079
Accounts payable	219,213	99,096
Accounts payable - related parties	486,605	19,037
Accrued expenses	168,516	98,068
Other non-current liability-related party	—	1,500,000

NET CASH USED IN OPERATING ACTIVITIES	(6,315,507)	(5,670,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(156,560)	(151,712)

NET CASH USED IN INVESTING ACTIVITIES	(156,560)	(151,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loan payable	—	(94,788)
Net proceeds from sale of common stock	3,120,037	—

NET CASH PROVIDED BY / (USED) IN FINANCING ACTIVITIES	3,120,037	(94,788)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,352,030)	(5,916,551)

Cash and cash equivalents at beginning of period	8,149,808	14,066,359

Cash and cash equivalents at end of period	$4,797,778	$8,149,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$938

NON CASH FINANCING AND INVESTING ACTIVITIES:
Fair value of Series A Preferred shares issued upon conversion of related party convertible promissory note	$1,500,000	$—
Forgiveness of interest on related party debt	$49,808	$—

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2024, and 2023

Notes to the Financial Statements

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a clinical stage nano-biopharmaceutical company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology. NanoViricides possesses its own facility that supports research and development and drug discovery, drug candidate optimization, cGMP-compliant drug substance manufacturing, cGMP-compliant manufacturing and packaging of drug products for human clinical trials, and early commercialization. The Company has several drugs in various stages of development.

NanoViricides, Inc. is domiciled under the laws of the State of Delaware, with its principal operations located in the State of Connecticut. The Company’s fiscal year begins on July 1st and ends on the next June 30th of the calendar year. The Company operates in one reportable business segment.

The Company devotes substantially all its activity to advancing research and development, including efforts in connection with clinical trials. The Company’s lead drug candidate is the active pharmaceutical ingredient (API) NV-387. NV-387 is a uniquely broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung infection animal model studies of Coronavirus, RSV, Influenza and even an Orthopoxvirus model for Smallpox and MPox. The Company plans on developing NV-387 first as a treatment of RSV infection in pediatric patients.

At present, NV-387 is undergoing a PhaseIa/Ib human clinical trial for safety and tolerability in healthy subjects for the treatment of COVID-19, sponsored by our licensee and collaborator in India, Karveer Meditech Private Limited (KMPL). The trial involved Phase Ia single-ascending dose and Phase Ib multiple ascending dose studies in healthy subjects. Subjects were sequestered upon enrollment in a dedicated ward of the hospital clinical trial site during treatment. All subjects have been discharged and follow-up visits have been completed as of approximately the end of December 2023. The results of this clinical trial were consistent with the results of a single-injection safety/tolerability study in rats performed in support of the clinical trial application.

The clinical trial application for this clinical trial was submitted during the pandemic and a separate part of the clinical trial for the treatment of COVID patients with NV-387 was also proposed. This second part of the clinical trials was cancelled due to inability to find patients to enroll despite opening a second site. The second site was subsequently closed around April/May 2024. Meanwhile, data upload and crosschecking activities for the healthy subjects Phase Ia/Ib part have now been completed.

The Company is now working on developing the necessary datasets, documentation, and clinical trial pathway and trial designs, for a Phase II clinical trial application for the use of NV-387 for the treatment of RSV infection, as the Phase Ia/Ib study progresses into the data analysis phase.

The Company further plans on expanding the indications of NV-387 to other respiratory viral infections including Influenzas, Coronaviruses, and others.

Additionally, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans on taking NV-HHV-1 into human clinical trials, and further develop the HerpeCide™ program after engaging into clinical trials of NV-387 in Phase II for RSV and possibly for multiple indications, including Influenzas. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. The Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced pre-clinical studies and are expected to follow the shingles drug candidate into human clinical trials. In addition, the Company has drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), a related party substantially owned by Dr. Anil Diwan, to which the Company has broad, exclusive licenses. The licenses are to entire fields and not to specific compounds. In all, the Company has exclusive, worldwide licenses for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus, Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis virus, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes (restated), Varicella Zoster Virus (“VZV”) infections (i.e. Shingles and Chickenpox), and SARS-CoV-2 infections. In all cases, the discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour, a related party substantially owned by Dr. Anil Diwan, under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour. Milestone payments were made or are specified in certain of the license agreements, details of which have been disclosed at the time the agreements were entered into. The Company negotiates and licenses specific verticals of therapeutic applications from TheraCour if promising drug candidates are found in early research and development against a virus target. TheraCour has not denied any such licenses when requested.

The Company has executed a new Memorandum of Understanding with TheraCour by signing as of September 23, 2024 and becoming effective as of September 20, 2024, subsequent to the reported period, whereby the Company has obtained a right of first refusal for all antiviral drug developments including unlicensed ones, and has codified the process of development of drugs for unlicensed viral indications leading later to appropriate license agreements. The Parties have also agreed in this MoU that any cash milestone payments related to development activities, that are awardable, will become payable only upon the Company having sufficient revenue, thus extending the provisions previously incorporated in the Amendment to the COVID License Agreement, to all present and future license agreements. This removes any potential cash flow stress that may occur due to such milestone payments while the Company continues its developments while not raising profits.

The Company has out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to KMPL, a company of which Dr. Anil Diwan is a passive investor and advisor. KMPL has sponsored NV-CoV-2 for human clinical trials and has obtained regulatory approvals in India. KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. NV-CoV-2, Phase Ia/Ib human clinical trials in India, sponsored by KMPL began on June 17, 2023. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV-CoV-2 Oral Gummies, were manufactured at the Company’s Shelton campus, and then shipped to and received by KMPL. Under the agreement with KMPL, the Company will pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive royalties from KMPL equal to 70% of sales net of costs to unaffiliated third parties.

Note 2 – Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2024 of approximately $139.4 million and a net loss of approximately $8.3 million and net cash used in operating activities of approximately $6.3 million for the year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company is in the regulatory drug development phase. It has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of June 30, 2024, the Company had approximately $4,798,000 in cash and cash equivalents. The Company’s liabilities at June 30, 2024 were approximately $1,359,000, including accounts payable of approximately $376,000 payable to third parties, accounts payable to TheraCour of approximately $720,000, and accrued expenses of approximately $262,000. Management believes that the Company’s cash and cash equivalents balance of approximately $4.8 million, additional capital raised of approximately $1.5 million by ATM sales of our common stock from July 1, 2024 through September 10, 2024, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon controlling its overall expenses and identifying and securing additional financing.

The Company believes that it has several important milestones, including data from and final reports from the Phase Ia/Ib human clinical trial for the Company’s broad-spectrum, antiviral drug NV-387. This Phase Ia/Ib human clinical trial is for evaluating the safety and tolerability of two oral formulations of NV-387, namely (i) NV-CoV-2 Oral Gummies, and (ii) NV-387 Oral Syrup, as described elsewhere, with COVID as the indication. The safety and tolerability data from this clinical trial is expected to be applicable as Phase Ia/Ib data for other indications of NV-387 as well, including RSV, MPOX, Influenza and others. Additional milestones include Pre-IND and IND filing to the US FDA for RSV and clinical trial application for Phase II clinical trial of NV-387 for the treatment of RSV infection in adults with the goal towards further regulatory advancement and approval of NV-387 for the treatment of pediatric RSV infection. To this end, the Company is also evaluating the possibility of a Phase IIa clinical trial of a RSV Infection Challenge in Humans.

Management believes that as these milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and such improvement, if any, would enhance the Company’s ability to raise funds on the public markets at terms that may be favorable to the terms offered at present.

Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with EF Hutton, the Sales Agent, that became active around April 5, 2024.

From July 1, 2024 through September 10, 2024, subsequent to the Company’s fiscal year end, the Company sold 772,836 shares of common stock at an average price of approximately $1.98 per share. The net proceeds to the Company from the offering was approximately $1,533,000 after placement agent fees and other estimated offering expenses.

There can be no assurance that the Company’s plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital to fund its long-term operations and research and development plans including human clinical trials for its various drug candidates until it generates revenue that reaches a level sufficient to provide self-sustaining cash flows. There can be no assurance that the Company will be able to raise the necessary capital or that it will be on acceptable terms. The accompanying financial statements do not include any adjustments that may result from the outcome of such unidentified uncertainties.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through warrants and convertible preferred stock.

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effects were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares
	For the Years Ended
	June 30, 2024	June 30, 2023
Warrants	6,862	8,004

The Company has 892,625 and 547,674 shares of Series A preferred stock outstanding as of June 30, 2024 and 2023, respectively. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2024 and 2023 the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,124,188 and 1,916,859, respectively, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheet and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for but not limited to, accounting for share-based compensation. Actual results could differ from those estimates.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company did not identify any indicators or impairment and has not recorded an impairment charge for the years ended June 30, 2024 and 2023.

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

Intangible Assets

NanoViricides, Inc.’s intangible assets include acquired licenses and capitalized patent costs representing legal fees associated with filing patent applications. Intangible assets with finite lives, licenses and patent costs, are amortized using the straight- line method over the estimated economic lives of the assets, which range from seventeen to twenty years. The Company’s intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Intangible assets determined to have indefinite useful lives, primarily patent costs, are not amortized but are tested for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company accounts for patent costs in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 350-30, General Intangibles Other than Goodwill. The Company will begin amortizing the patent costs when they are brought to the market or otherwise commercialized. In accordance with ASC 350, each year the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of each patent is less than its carrying amount as a basis for determining whether it is necessary to complete quantitative impairment assessments.

Research and Development

All costs of research and development are expensed as incurred.

When preparing our financial statements, we are required to estimate our accrued clinical expenses. This process involves reviewing contracts and communicating with the personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with third parties depend on factors, such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones, which is usually the case with clinical services contracts.

When accruing clinical expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from our service providers. However, we may be required to estimate the cost of these services based only on information available to us. If we underestimate or overestimate the cost associated with a trial or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have approximated actual expense incurred.

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

The Series A preferred shares are not traded in any market. The assumptions used to determine the fair value of the Series A preferred shares issued as employee and non-employee compensation are presented in Note 8 to the financial statements.

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, which resulted in no unrecognized tax benefits as of June 30, 2024 and 2023. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations.

Concentrations of Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in FDIC or SIPC insured institutions in excess of federally insured limits under the FDIC. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the fiscal years ended June 30, 2024 and 2023.

Recently Issued Accounting Pronouncements

The Company considers the applicability and Impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 31, 2024. Early adoption is permitted and this ASU should be applied on a prospective basis. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The requirements of this update require disclosure of significant segments expenses and increase the frequency of segment reporting to interim periods. The ASU is effective for all public companies for fiscal years beginning after December 15, 2023 and for interim period beginning after December 15, 2024. Early adoption is permitted and is applicable to all periods presented in the financial statements unless retrospective application is impracticable. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

There have been certain changes in ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted this ASU as of July 1, 2023, using the modified retrospective approach without a material impact on its financial statements.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through his ownership of TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech Private Limited (“KMPL”)	An entity where Dr. Anil Diwan is a passive investor and advisor without operating control

Property and Equipment

	For the Year Ended
	June 30, 2024	June 30, 2023
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred such property and equipment, at cost, to the Company	$114,651	$31,936

Accounts Payable- Related Party

As of
June 30, 2024	June 30, 2023

Pursuant to an Exclusive License Agreement entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses it was agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore no advance offset of the accounts payable due TheraCour at June 30, 2024. Accounts payable due TheraCour at June 30, 2023 was $733,434 which was offset by a two month advance (see above) of $500,000.

$720,039	$233,434

Research and Development Costs - Related Party

	For the Year Ended
	June 30,	June 30,
	2024	2023
Development fees and other costs charged by TheraCour pursuant to the Exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2024 and 2023.	$2,550,466	$2,535,862

Clinical Trial Costs - Related Party

	For the Year Ended
	June 30,	June 30,
	2024	2023
Clinical trial related and other costs charged by KMPL pursuant to the license between KMPL and the Company amounted to $442,845 and $100,000 for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, respectively, $227,435 and $100,000 of such costs were accrued by the Company pursuant to the license agreement between the Company and KMPL. The amounts were recorded within accrued expenses in the accompanying balance sheets.	$442,845	$100,000

License Milestone Fee – Related Party

On September 7, 2021, the Company entered into a COVID-19 license agreement (the “TheraCour – Nanoviricides COVID License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to Research and Development of $935,088 for the year ended June 30, 2022. On April 20, 2023, the Company was notified that the Company’s licensee, KMPL was authorized to enter into Phase Ia/Ib clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour – Nanoviricides COVID License Agreement a milestone payment of 50,000 shares fully vested shares of the Company’s Series A preferred stock was issue as a license milestone payment and recorded as an expense to research and development of approximately $157,000 for the year ended June 30, 2023 representing the fair value of the shares on the date of grant. On June 19, 2023, the Company was notified that the Company’s licensee, KMPL had commenced volunteer recruitments for Phase Ia/Ib clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the TheraCour–Nanoviricides COVID License Agreement a milestone payment of $1,500,000 became due 5 days thereafter and was recorded as a non-current liability and research and development expense.

On July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award. The Note accrues simple interest at the rate of 12% per annum and is due and payable on January 19, 2025, the maturity date. The principal of the Note is convertible, at TheraCour’s option, into 331,859 shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price, specified as the fair value of the Series A shares on July 19, 2023 in the terms and conditions contained within the Note. On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 Note into 331,859 shares of the Company’s Series A preferred stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note totaling $49,808 which has been reported as a capital transaction credit to additional paid in capital on the accompanying statements of changes in stockholders’ equity. Total interest incurred under the Note for the year ended June 30, 2024 was $49,808.

On February 12, 2024, the Company entered into an Amendment to the COVID License Agreement with TheraCour dated September 7, 2021, whereby any further cash milestone payments that would be earned upon milestone event would only become payable upon the Company having sufficient revenues, with only a portion of revenues to be used for satisfying such milestone payments.

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

By signing on September 23, 2024 and becoming effective as of September 20, 2024, subsequent to the reporting period, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2024.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30,	June 30,
	2024	2023
GMP Facility	$8,168,045	$8,168,045

Land	260,000	260,000

Office Equipment	63,056	60,347

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,469,578	6,315,727

Total Property and Equipment	14,966,286	14,809,726

Less Accumulated Depreciation	(7,453,823)	(6,703,079)
Property and Equipment, Net	$7,512,463	$8,106,647

Depreciation expense for the years ended June 30, 2024 and 2023 was $750,744 and $739,259 respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	June 30, 2024			June 30, 2023
	Finite Lived	Indefinite Lived		Finite Lived	Indefinite Lived
	Intangible Assets	Intangible Assets	Total	Intangible Assets	Intangible Assets	Total
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(133,646)	—	(133,646)	(125,376)	—	(125,376)
Intangible Assets, Net	$19,747	$305,561	$325,308	$28,017	$305,561	$333,578

Amortization expense amounted to $8,270 and $8,270 for the years ended June 30, 2024 and 2023, respectively.

NanoViricides, Inc.’s intangible assets include acquired licenses and capitalized patent costs representing legal fees associated with filing patent applications.

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	June 30,	June 30,
	2024	2023
Personnel and compensation costs	$23,532	$39,060
Consultant	11,500	4,700
Clinical trial costs due to KPML	227,435	100,000
	$262,467	$143,760

Note 8 – Equity Transactions

Fiscal Year Ended June 30, 2024 Transactions

On July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award earned under the COVID License Agreement. The Note accrued simple interest at the rate of 12% per annum and was due and payable on January 19, 2025, the maturity date. The principal of the Note was convertible, at TheraCour’s option, into 331,859 shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price, specified as the fair value of the Series A shares on July 19, 2023 in the terms and conditions contained within the Note. On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 Note into 331,859 shares of the Company’s Series A preferred stock. Furthermore, TheraCour cancelled all of the accrued interest on the Note totaling $49,808 which has been reported as a capital transaction credit to additional paid in capital on the accompanying statements of changes in stockholders’ equity. Total interest incurred under the Note for the year ended June 30, 2024 was $49,808.

On October 6, 2023, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $32,498 during the year ended June 30, 2024, which was the fair value on the date of issuance.

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities, the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From May 8, 2024 through June 30, 2024 the Company sold 1,308,651 shares of common stock at an average price of approximately $2.47 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $3,120,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$3,237,000
Less: offering costs and expenses	117,000
Net proceeds from issuance of common stock	$3,120,000

For the year ended June 30, 2024, the Scientific Advisory Board was granted fully vested warrants to purchase 1,144 shares of common stock at exercise prices between $1.43- $1.66 per share expiring in the fiscal year ending June 30, 2028. The fair value of the warrants was $563 for the year ended June 30, 2024 and recorded as consulting expense.

For the year ended June 30, 2024, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4
Expected volatility	50.13-55.28%
Expected annual rate of quarterly dividends	0.00%
Risk-free rate(s)	4.29-4.60%

For the year ended June 30, 2024, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $10,747 during the year ended June 30, 2024, which is the fair value on the date of issuance.

There is currently no market for the shares of Series A preferred stock and they can only be converted into shares of common stock upon a change of control of the Company as more fully described in the Certificate of Designation. The Company, therefore, estimated the fair value of the Series A preferred stock granted to various employees and others on the date of grant. The fair value of the Series A preferred stock at each issuance was estimated based upon the price of the Company’s common stock after an application for a reasonable discount for lack of marketability.

For the year ended June 30, 2024, the Company’s Board of Directors authorized the issuance of 1,786 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $2,340 which was the fair value on the date of issuance.

For the year ended June 30, 2024, the Company’s Board of Directors authorized the issuance of 101,542 fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded an expense of $131,600, which was the fair value on the dates of issuance.

For the year ended June 30, 2024, the Company’s Board of Directors authorized the issuance of 33,579 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,000, which was the fair value on the dates of issuance.

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

On April 20, 2023, the Company was notified that the Company’s licensee, KMPL was authorized to enter into Phase Ia/Ib clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour – Nanoviricides COVID License Agreement, the Board authorized 50,000 shares of the Company’s Series A preferred shares to be issued to Theracour as a license milestone payment and recorded an expense to research and development of approximately $157,000 which was the fair value on the date the milestone was met for the year ended June 30, 2023.

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

Note 9 – Common Stock Warrants

Stock Warrants

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual life at	Aggregate
	Shares	Price	June 30, 2024	Intrinsic
Outstanding and exercisable at July 1, 2022	9,146	$6.06	—	$238
Granted	1,144	2.17	—	—
Exercised	—	—	—	—
Expired	2,286	7.98	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2023	8,004	$4.96	—	$238
Granted	1,144	1.76	3.50	—
Exercised	—	—	—	—
Expired	2,286	5.26	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2024	6,862	$3.64	1.67	$399

Of the above warrants; 2,286 expire in fiscal year ending June 30, 2025; 2,288 expire in fiscal year ending June 30, 2026; 1,144 expire in fiscal year ending June 30, 2027 and 1,144 expire in fiscal year ending June 30, 2028.

Note 10 – Income Tax Provision

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2024 and 2023 differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 21% respectively as follows:

	For the Year Ended
	June 30,	June 30,
	2024	2023
Federal statutory rate	(21.00)%	(21.00)%
Research and development credit	3.45%	1.10%
State tax rate	(5.93)%	(5.93)%
Other	(0.95)%	(0.65)%
Valuation allowance	24.43%	26.48%
Effective tax rate	—	—

The significant components of the Company’s deferred tax assets at June 30, 2024 and 2023 are as follows:

	June 30,	June 30,
	2024	2023
Net operating loss	$29,351,534	$27,960,157
Research and development credit	8,154,686	7,868,816
IRC Sec.174 R&E capitalization	2,243,662	1,536,679
Other	22,087	25,194

Total gross deferred tax assets	39,771,969	37,390,846
Less: valuation allowance	(39,771,969)	(37,390,846)
Net deferred tax asset	$—	$—

At June 30, 2024 and 2023, the Company has recorded a full valuation allowance against its net deferred tax assets of 39,771,969 and $37,390,846, respectively, since in the judgment of management, these assets are not more than likely than not to be realized.

As of June 30, 2024, the Company has approximately $109 million of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. The aggregate federal net operating losses generated for the years ended June 30, 2024 and 2023 of approximately $8.1 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. Net operating losses generated in years ended June 30, 2018 and prior have a 20-year carryforward and will begin expiring in 2025. As of June 30, 2024 and 2023, research and development credit carryforwards for federal and state purposes are $8,154,686, and $7,868,816, respectively. The state net operating loss and credit carryforwards begin to expire in 2025.

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

The Company does not have any uncertain tax positions at June 30, 2024 and June 30, 2023 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

Note 11 – Commitments and Contingencies

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

Employment Agreements

As of July 1, 2024, NanoViricides, Inc. entered into an Extension Agreement (the “Extension”) of the 2024 Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2024 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2025 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2024 and fully vest on June 30, 2025. The Company will recognize non-cash compensation expense related to the issuance of the Series A preferred stock of $49,795 during the year ended June 30, 2025. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period.

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

On May 30, 2013, the Company entered into an agreement with Meeta Vyas, wife of our President and Chairman of the Board, to serve as its Chief Financial Officer. The agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A preferred stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. The Compensation Committee of the Board of Directors has extended the current provisions of the agreement pending its review of current industry compensation arrangements and employment agreements. As of July 1, 2024 the Company’s Board of Directors approved the extension of the agreement with Meeta Vyas, Chief Financial Officer of the Company. On August 5, 2024 the Company and Meeta Vyas signed an extension of the agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions as the current agreement.

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

On September 7, 2021, the Company entered into a world-wide, exclusive, sub-licensable, license (“COVID License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. The Company was not required to make any upfront cash payments to TheraCour and agreed to the following milestone payments to TheraCour: (i) the issuance of 100,000 shares of the Company’s Series A preferred stock within 30 days upon execution of this agreement; (ii) the issuance of 50,000 shares of the Company’s Series A preferred stock upon the approval of the Company’s Investigational New Drug (IND) Application or its equivalent by a competent regulatory authority; (iii) $1,500,000 upon initiation of Phase I clinical trials, or its equivalent, for at least one Licensed Product within the field on, or before, three (3) months from the date of the Authority’s acceptance of the IND, or its equivalent; (iv) $2,000,000 in cash upon completion of Phase I clinical trials; (v) $2,500,000 in cash upon completion of Phase IIA clinical trials, or, its equivalent; (vi) the issuance of 100,000 shares of the Company’s Series A preferred stock upon the initiation of Phase III clinical trials, or, its equivalent, for at least one Licensed Product within the field; and (vii) $5,000,000 in cash, or 500,000 shares of the Company’s Series A preferred stock upon completion of Phase III clinical trials, or its equivalent. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour, as defined in the agreement.

On March 27, 2023 the Company entered into a license agreement with KMPL wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will receive a customary clinical trials manager fee of thirty percent (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy (70%) percent of the final invoiced sales to unaffiliated third parties.

On February 12, 2024, the Company entered into an Amendment to the COVID License Agreement with TheraCour dated September 7, 2021, whereby any further cash milestone payments that would be earned upon milestone event would only become payable upon the Company having sufficient revenues, with only a portion of revenues to be used for satisfying such milestone payments.

Note 12 - Subsequent Events

As discussed at Note 8 to the financial statements, on April 15, 2024, the Company entered into a sales agreement with. E.F. Hutton Securities (now EF Hutton, LLC), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock At-the-Market or ATM Offering. From July 1, 2024 through September 10, 2024 the Company sold 772,836 shares of common stock at an average price of approximately $1.98 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended File No. 333-271706, which became effective on May 22, 2023. The net proceeds to the Company from the offering from July 1, 2024 through September 10, 2024 was $1,533,000 after placement agent fees and other estimated offering expenses.

By signing on September 23, 2024 and being effective as of September 20, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2024.

By signing on September 23, 2024 and being effective as of September 20, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the MoU) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive Right of First Refusal to License to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MoU also clarified the roles and responsibilities of the Parties and essentially codified the process that the parties have adopted since inception. The MoU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID-19 License Agreement.