Form 10-Q
period 2024-09-30
NANOVIRICIDES, INC.
filed 2024-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

As of November 14, 2023 there were approximately 14,347,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,866,289	$4,797,778
Prepaid expenses	175,133	172,742
Total current assets	4,041,422	4,970,520

Property and equipment, net	7,365,681	7,512,463

Intangible assets, net	323,241	325,308

OTHER ASSETS
Service agreements	10,153	14,562
Total assets	$11,740,497	$12,822,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$712,864	$376,270
Accounts payable – related party	636,550	720,039
Accrued expenses	283,292	262,467
Total current liabilities	1,632,706	1,358,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 903,216 and 892,625 shares issued and outstanding, at September 30, 2024 and June 30, 2024, respectively	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 14,062,813 and 13,144,055 shares issued and outstanding, at September 30, 2024 and June 30, 2024, respectively	140	131
Additional paid-in capital	152,609,348	150,838,832
Accumulated deficit	(142,501,706)	(139,374,895)

Total stockholders’ equity	10,107,791	11,464,077

Total liabilities and stockholders’ equity	$11,740,497	$12,822,853

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2024	2023
OPERATING EXPENSES
Research and development	$1,933,091	$1,466,665
General and administrative	1,234,743	564,926

Total operating expenses	3,167,834	2,031,591

LOSS FROM OPERATIONS	(3,167,834)	(2,031,591)

OTHER INCOME (EXPENSE):
Interest income	41,023	99,338
Interest expense	—	(36,493)

Other expense, net	41,023	62,845

NET LOSS	$(3,126,811)	$(1,968,746)

Net loss per common share- basic and diluted	$(0.23)	$(0.17)

Weighted average common shares outstanding- basic and diluted	13,715,959	11,718,791

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2024

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.00001		Par $0.00001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2024	892,625	$9	13,144,055	$131	$150,838,832	$(139,374,895)	$11,464,077

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $53,875	—	—	893,006	9	1,710,129	—	1,710,138

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	14,408	—	14,408

Common stock issued for consulting and legal services rendered	—	—	19,713	—	34,500	—	34,500

Warrants issued to Scientific Advisory Board	—	—	—	—	229	—	229

Common shares issued for Directors fees	—	—	6,039	—	11,250	—	11,250

Net loss	—	—	—	—	—	(3,126,811)	(3,126,811)

Balance, September 30, 2024	903,216	$9	14,062,813	$140	$152,609,348	$(142,501,706)	$10,107,791

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

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,126,811)	$(1,968,746)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	14,408	9,617
Common shares issued as compensation and for services	45,750	61,850
Warrants granted to Scientific Advisory Board	229	159
Depreciation	193,546	187,057
Amortization	2,067	2,067
Changes in operating assets and liabilities:
Prepaid expenses	(2,391)	122,204
Other assets	4,409	37
Accounts payable	336,594	72,147
Accounts payable - related parties	(83,489)	146,051
Accrued expenses	20,825	195,863

NET CASH USED IN OPERATING ACTIVITIES	(2,594,863)	(1,171,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,764)	(8,291)

NET CASH USED IN INVESTING ACTIVITIES	(46,764)	(8,291)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of common stock	1,710,138	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,710,138	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(931,489)	(1,179,985)

Cash and cash equivalents at beginning of period	4,797,778	8,149,808

Cash and cash equivalents at end of period	$3,866,289	$6,969,823

NON CASH FINANCING AND INVESTING ACTIVITIES:
Related party non-current liability converted to note payable	$—	$1,500,000
Forgiveness of interest in related party debt	$—	$49,808

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2024

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

The Company devotes substantially all its activity to advancing research and development, including efforts in connection with clinical trials. The Company’s lead drug candidate is the active pharmaceutical ingredient (API) NV-387. NV-387 is a broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung infection animal model studies and is being developed to treat Coronavirus, RSV, Influenza and even an Orthopoxvirus model for Smallpox and MPox. The Company plans on developing NV-387 first as a treatment of RSV infection in pediatric patients.

At present, NV-387 is in a Phase Ia/Ib human clinical trial for safety and tolerability in healthy subjects for the treatment of COVID-19, sponsored by our licensee and collaborator in India, Karveer Meditech Privale Limited (“KMPL”). All subjects have been discharged and follow-up visits have been completed as of approximately the end of December 2023. As topline results of this clinical trial, there were no reported adverse events at all doses studied, and there were no drop-outs either, observations that are indicative of tolerability of the API NV-387. These results are consistent with the results of safety/tolerability studies in animals conducted in support of the clinical trial application. The Company is awaiting the final study report from this clinical trial for further regulatory advancement of NV-387 into a Phase II clinical trial.

The Company is now working on developing the necessary datasets, documentation, and clinical trial pathway and trial designs, for a Phase II clinical trial application for the use of NV-387 for the treatment of RSV infection, as the Phase Ia/Ib study progresses into the data analysis phase.

On August 14, 2024, the WHO declared a Public Health Emergency of International Concern (PHEIC) regarding the expanding epidemic of MPox infections in Central Africa. There is no drug currently available for the treatment of MPox. NV-387 has been found to possess activity against orthopoxvirus infection in animal model studies, making it a viable candidate for clinical trial as a treatment for MPox infection under the MEURI (“Monitored Emergency Use of Unregistered and Investigational Interventions”) WHO protocol. The Company is now in the process of defining a clinical protocol for such a Phase II clinical trial with its collaborators in preparation for a clinical trial application to the appropriate regulatory agency.

Subsequent to the MPOx and RSV Phase II clinical trials that are at high priority, the Company plans on expanding the indications of NV-387 to other respiratory viral infections including Influenzas, Coronaviruses, and others.

Additionally, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans on taking NV-HHV-1 into human clinical trials, and further develop the HerpeCide™ program after the Phase II clinical trial of NV-387 for RSV, MPox, and possibly for multiple other indications, including Influenzas. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. The Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced pre-clinical studies and are expected to follow the shingles drug candidate into human clinical trials. In addition, the Company has drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), a related party substantially owned by Dr. Anil Diwan, to which the Company has broad, exclusive licenses. The licenses are to entire fields and not limited to specific compounds. In all, the Company has exclusive, worldwide licenses for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus, Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis virus, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes (restated), Varicella Zoster Virus (“VZV”) infections (i.e. Shingles and Chickenpox), and SARS-CoV-2 infections.

Additionally, on September 23, 2024, the Company signed a Memorandum of Understanding (“MoU”) for all antivirals drug development with TheraCour whereby it has obtained a right of first refusal (ROFR) for all antiviral drug developments from TheraCour. This MoU expands the Company’s abilities to opportunistically and rapidly develop novel drugs to treat viral infections of public health importance, even for those viruses that don’t exist today and cannot be predicted. The MoU has also formalized the process of development of drugs for unlicensed viral indications leading later to appropriate license agreements. There was no compensation paid to or due to TheraCour as a result of this MoU. The Parties have also agreed in this MoU that any cash milestone payments related to development activities, that are awardable, will become payable only upon the Company having sufficient revenue, thus extending the provisions previously incorporated in the Amendment to the COVID License Agreement, to all present and future license agreements.

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

The Company has out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to KMPL, a company of which Dr. Anil Diwan is a passive investor and advisor. KMPL has sponsored the NV-CoV-2 into Phase Ia/Ib human clinical trial, to study the safety and tolerability of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies formulations of the API NV-387 in healthy human subjects, described earlier. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV-CoV-2 Oral Gummies, were manufactured at the Company’s Shelton campus. Under the agreement with KMPL, the Company will pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive royalties from KMPL equal to 70% of sales net of costs to unaffiliated third parties.

Note 2 – Liquidity and Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at September 30, 2024 of approximately $142.5 million and a net loss of approximately $3.1 million and net cash used in operating activities of approximately $2.6 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of September 30, 2024, the Company had available cash and cash equivalents of approximately $3.9 million. The Company’s liabilities at September 30, 2024 were approximately $1,633,000 including accounts payable of approximately $713,000 payable to third parties, accounts payable to TheraCour of approximately $637,000, and accrued expenses of approximately $283,000. Management believes that the Company’s cash and cash equivalents balance of approximately $3.9 million, additional capital raised of approximately $631,000, net of offering expenses, by ATM sales of our common stock from October 1, 2024 through November 7, 2024, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

The Company believes that it has several important milestones, including data from and final reports from the Phase Ia/Ib human clinical trial for the Company’s broad-spectrum, antiviral drug NV-387. This Phase Ia/Ib human clinical trial is for evaluating the safety and tolerability of two oral formulations of NV-387, namely (i) NV-CoV-2 Oral Gummies, and (ii) NV-387 Oral Syrup, as described elsewhere, with COVID as the indication. The safety and tolerability data from this clinical trial is expected to be applicable as Phase Ia/Ib data for other indications of NV-387 as well, including RSV, MPOX, Influenza and others. Additional milestones include Pre-IND and IND filing to the US FDA for RSV and clinical trial application for Phase II clinical trial of NV-387 for the treatment of RSV infection in adults with the goal towards further regulatory advancement and approval of NV-387 for the treatment of pediatric RSV infection. Additionally, the Company believes that NV-387 qualifies for a Phase II clinical trial for the treatment of MPOX infection in Central African nations under the MEURI protocol of WHO because there is no other treatment available for this epidemic that is declared by the WHO as a public health emergency of international concern (MEURI = Monitored Emergency Use of Unregistered and Investigational Interventions.). We plan on initiating the Phase II study for MPOX as soon as feasible if the Company receives the appropriate regulatory clearances. Additionally, the Company continues toward developing the Pre-IND and IND applications for a Phase IIa clinical trial of NV-387 for the treatment of RSV infection in adults, to be followed by a Phase IIb/III clinical trial of NV-387 for the treatment of RSV infection in hospitalized pediatric patients. To this end, the Company is also evaluating the possibility of a Phase IIa clinical trial of a RSV Infection Challenge in Humans.

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

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with EF Hutton, the Sales Agent.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The accompanying condensed financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 27, 2024.

The June 30, 2024 year-end balance sheet data in the accompanying interim condensed financial statements was derived from the audited financial statements.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed on September 27, 2024.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2024	September 30, 2023
Warrants	6,577	7,719

The Company has 903,216 shares of Series A preferred stock outstanding as of September 30, 2024. Only in the event of a “change of control” of the Company each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2024, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,161,257, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Recently Issued Accounting Pronouncements

The Company considers the applicability and Impact of all Accounting Standard Updates (“ASU’s”). ASU’s not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities (PBEs) to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The requirements of ASU 2024-03 apply to all public business entities. The ASU requires disaggregated disclosure of income statement expenses for public business entities (PBEs). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through his ownership of TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech Private Limited (“KMPL”)	An entity where Dr. Anil Diwan is a passive investor and advisor without operating control

	For the three months ended
	September 30,	September 30,
	2024	2023
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost to the Company	$46,765	$8,291

	As of
	September 30,	June 30,
	2024	2024
Accounts Payable – Related Party

Pursuant to an Exclusive License Agreement entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses it was agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore there was no advance offset of the accounts payable due TheraCour at September 30, 2024 and at June 30, 2024.

	$636,550	$720,039

	For the three months ended
	September 30,	September 30,
	2024	2023
Research and Development Costs Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2024 and June 30, 2024.	$644,527	$639,077

	As of
	September 30,	June 30,
	2024	2024
Clinical Trial Costs Accrued - Related Party

Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India. The amount has been recorded within accrued expenses in the accompanying balance sheet	$227,435	$227,435

License Milestone Fee – Related Party

On September 7, 2021, the Company entered into a COVID-19 License Agreement (the “ TheraCour–Nanoviricides COVID License Agreement”) to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. Pursuant to such license agreement, the Board of Directors authorized the issuance of 100,000 fully vested shares of the Company’s Series A preferred stock as a license milestone payment and recorded an expense to research and development of $935,088 for the year ended June 30, 2022. On April 20, 2023, the Company was notified that the Company’s licensee, KMPL was authorized to enter into Phase 1a/1b clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023. Pursuant to the TheraCour–Nanoviricides COVID License Agreement a milestone payment of 50,000 fully vested shares of the Company’s Series A preferred stock was issue as a license milestone payment and recorded as an expense to research and development of approximately $157,000 for the year ended June 30, 2023 representing the fair value of the shares on the date of grant. On June 19, 2023, the Company was notified that the Company’s licensee, KMPL had commenced volunteer recruitments for Phase 1a/1b clinical trials of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies. Pursuant to the TheraCour–Nanoviricides COVID License Agreement a milestone payment of $1,500,000 became due 5 days thereafter and was recorded as a non-current liability and research and development expense.

On July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award. The Note accrues simple interest at the rate of 12% per annum and is due and payable on January 19, 2025, the maturity date. The principal of the Note is convertible, at TheraCour’s option, into 331,859 shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price, specified as the fair value of the Series A shares on July 19, 2023 in the terms and conditions contained within the promissory Note. Interest of $36,493 was accrued under the Note for the period June 19, 2023 to September 30, 2023. On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 convertible promissory note into 331,859 shares of the Company’s Series A preferred stock. TheraCour cancelled all of the accrued interest on the Note totaling $49,808 which has been reported as a capital transaction credit to additional paid in capital for the year ended June 30, 2024. Total interest incurred under the Note for the year ended June 30, 2024 was $49,808.

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

On September 23, 2024 and becoming effective as of September 20, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of September 30, 2024.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30,	June 30,
	2024	2024
GMP Facility	$8,168,045	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	63,056

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,501,973	6,469,578

Total Property and Equipment	15,013,050	14,966,286

Less Accumulated Depreciation	(7,647,369)	(7,453,823)
Property and Equipment, Net	$7,365,681	$7,512,463

Depreciation expense for the three months ended September 30, 2024 and 2023 was $193,546 and $187,057, respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	September 30, 2024	September 30, 2024	Total	June 30, 2024	June 30, 2024	Total
	Finite Lived	Indefinite Lived	September 30,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2024	Intangible Assets	Intangible Assets	2024
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(135,713)	—	(135,713)	(133,646)	—	(133,646)
Intangible Assets, Net	$17,680	$305,561	$323,241	$19,747	$305,561	$325,308

Amortization expense amounted to $2,067 and $2,067 for the three months ended September 30, 2024 and 2023, respectively.

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

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	September 30,	June 30,
	2024	2024
Personnel and compensation costs	$46,857	$23,532
Consultant	9,000	11,500
Clinical trial costs due to KMPL	227,435	227,435
	$283,292	$262,467

Note 8 - Equity Transactions

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities, the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2024 through September 30 2024 the Company sold 893,006 shares of common stock at an average price of approximately $1.98 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,710,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,764,000
Less: offering costs and expenses	54,000
Net proceeds from issuance of common stock	$1,710,000

As of July 1, 2024 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $12,458 for the three months ended September 30, 2024. The balance of $37,375 will be recognized as the remaining 7,653 shares vest and service is rendered for the remaining nine months ended June 30, 2025.

For the three months ended September 30, 2024, the Company’s Board of Directors authorized the issuance of 387 of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,950 for the three months ended September 30, 2024 related to this issuance.

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

The Scientific Advisory Board was granted in August 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.35 per share expiring in August 2028. The fair value of the warrants was $229 for the three months ended September 30, 2024 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	54.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.85%

For the three months ended September 30, 2024, the Company’s Board of Directors authorized the issuance of 19,713 fully vested shares of the Company’s common stock with a restrictive legend for consulting services. The Company recorded an expense of $34,500 for the three months ended September 30, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

For the three months ended September 30, 2024, the Company’s Board of Directors authorized the issuance of 6,039 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2024	6,862	$3.64	1.67	$399

Granted	286	2.35	3.88	—

Expired	(571)	6.86	—	—
Outstanding and exercisable at September 30, 2024	6,577	$3.30	1.66	$73

Of the outstanding warrants at September 30, 2024, 1,715 expire in fiscal year ending June 30, 2025, 2,288 expire in fiscal year ending June 30, 2026, 1,144 warrants expire in the fiscal year ending June 30, 2027, 1,144 warrants expire in the fiscal year ending June 30, 2028, and 286 warrants expire in the fiscal year ending June 30, 2029.

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

Employment Agreements

As discussed in Note 8, as of July 1, 2024, the Company and Dr. Diwan, the Company’s President and Chief Executive Officer, executed an extension of his employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2025.

As of July 1, 2024, the Company’s Board of Directors approved the extension of the agreement with Meeta Vyas, Chief Financial Officer of the Company. The Company and Meeta Vyas signed an extension of the agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions as the current agreement.

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

On September 7, 2021, the Company entered into a COVID-19 License Agreement to use, promote, offer for sale, import, export, sell and distribute drugs that treat COVID-19 infections, using TheraCour’s proprietary as well as patented technology and intellectual property. The discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, as well as process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed.

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

On September 23, 2024 and effective as of September 20, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the MoU) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive Right of First Refusal to License to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MoU also clarified the roles and responsibilities of the Parties and essentially codified the process that the parties have adopted since inception. The MoU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID-19 License Agreement.

Note 11 – Subsequent Events

As discussed at Note 8 to the financial statements, on April 15, 2024, the Company entered into a sales agreement with. E.F. Hutton Securities (now EF Hutton, LLC), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock At-the-Market or ATM Offering. From October 1, 2024 through November 7, 2024 the Company sold 431,108 shares of common stock at an average price of approximately $1.51 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended File No. 333-271706, which became effective on May 22, 2023. The net proceeds to the Company from the offering from October 1, 2024 through November 7, 2024 was approximately $631,000 after placement agent fees and other estimated offering expenses.

17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. Readers should carefully review the risk factors disclosed in the Company’s Form 10-K and other documents filed by the Company with the SEC.

As used in this report “Safety”, “Efficacy”, “Effectiveness” and related terms refer to the results of the Company’s research studies and these statements have not been evaluated by regulatory bodies including the US FDA that have the authority for the purpose of commercial use of the drugs.

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

Broad and Long Pipeline for Sustained Commercial Success and Cures of Viral Infections

NV-387, our most advanced drug candidate, administered orally, has successfully completed Phase I human clinical trial for the evaluation of safety and tolerability in healthy subjects. There were no reported adverse events, and the drugs were well tolerated even at the highest level of dosing given multiple times in this trial.

We are now preparing for Phase II human clinical trials to assess effectiveness of NV-387 treatment in a number of different viral diseases in humans. We plan to further develop NV-387, as an ultra-broad-spectrum antiviral medication to treat a number of viral infections including Coronaviruses (SARS-CoV-2, MERS-CoV, Seasonal Coronaviruses, hCoV-NL63), Respiratory Syncytial Virus (RSV), Influenza Viruses, and possibly other respiratory viral infections, thus covering all of the “tripledemic” viruses and more with this single drug.

We plan on Phase II clinical trial of NV-387 for the treatment of RSV infection, with the goal of developing a therapeutic for the treatment of pediatric patients, which is the greatest unmet need in RSV. RSV is an important disease particularly for infants and children under 6 years of age, as well as for older persons and immunocompromised patients. The market size for RSV is estimated at $2.6 Billion in 2024, growing to $4.3 Billion in three years, at a rate of 18.9% as reported by GrowthPlusReports (https://www.growthplusreports.com/report/respiratory-syncytial-virus-rsv-therapeutics-market/8519). There are two protective antibodies and two protective vaccines, approved in the U.S. but no drug for the treatment of RSV infection, other than the last resort toxic drug ribavirin.

We believe NV-387 can meet the challenge of becoming an effective treatment for MPox infection that is currently ravaging in multiple nations in Central Africa. WHO declared a Public Health Emergency of International Concern for MPox on August 14, 2024. The current strain of the virus, MPXV Clade 1 and 1b, is thought to be more severe than the Clade 2 strain that resulted in a global PHEIC in July 2022, which was declared over in May, 2023. Clade 1b is more transmissible than Clade 1 and Clade 2, and is also causing more pediatric infections. (https://www.who.int/news/item/14-08-2024-who-director-general-declares-MPox-outbreak-a-public-health-emergency-of-international-concern).

There is no drug for the treatment of MPox infection in this public health emergency. Tecovirimat (TPOXX®, SIGA), a drug approved for smallpox under the US FDA “Animal Rule” protocol, was found to be safe and well tolerated but not superior to standard of care in a clinical trial assessing its effectiveness to treat MPox viral infection caused by Clade 1/1b that was co-sponsored by NIAID/NIH (https://www.nih.gov/news-events/news-releases/antiviral-tecovirimat-safe-did-not-improve-clade-i-MPox-resolution-democratic-republic-congo).

We believe that NV-387 would be eligible for a Phase II clinical trial to assess its effectiveness against MPox infection under the MEURI protocol of WHO (MEURI = “Monitored Emergency Use of Unregistered and Investigational Interventions”, https://en.wikipedia.org/wiki/Monitored_Emergency_Use_of_Unregistered_and_Investigational_Interventions”, especially given the failure of tecovirimat in the clinical trial. We believe that if successful in a Phase II clinical trial, NV-387 would also be approvable for the treatment of smallpox.

SIGA Technologies, Inc. has received procurement orders for tecovirimat from US Government alone for over $250 million in 2023-2024, illustrative of the market size of an effective drug against poxviruses (www.siga.com, various press releases). Smallpox is an important disease from biodefense perspective, and the US BARDA (Biomedical Advanced Research and Development Authority) has new drug development for smallpox as an important objective.

In addition, we plan on pursuing NV-387 as a treatment for Influenza virus infections. NV-387 was found to be superior in activity against Influenza A/H3N2 lethal lung infection in comparison to the three approved drugs oseltamivir (Tamiflu®, Roche), peramivir (Rapivab®, BioCryst), and baloxavir (Xofluza®, Shionogi/Roche) in an animal model.

We believe NV-387 would be effective against H5N1 bird flu as well. Also we believe NV-387 would be effective against influenza viruses resistant to available drugs.

The market size for Influenza and Bird Flu is estimated at $4.6 Billion in 2024, growing to an estimated $5.9 Billion in three years, at a rate of 8.5% as reported by DelveInSight (https://www.delveinsight.com/report-store/influenza-a-infections-market?utm_source=cision&utm_medium=pressrelease&utm_campaign=spr). In case a pandemic occurs, reality may outrun such projections by magnitudes, as was seen with the COVID pandemic.

We developed NV-387 to mimic the host-side features of sulfated proteoglycans (“S-PG”) such as heparan sulfate proteoglycan (HSPG). Over 90% of human pathoneic viruses are known to use HSPG as the first attachment site to cause infection into human cells. Thus, NV-387 is designed to have an extremely broad range of viruses against which it could be potentially clinically active.

Indeed, NV-387 has been found to have strong activity in lethal animal models of several viral diseases. Its activity was evident from NV-387-treated animals demonstrating significant increase in survival lifetime, as well as protection of lungs and reduction of clinical pathologies caused by the different viruses we have tested to date.

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

A safe and effective antiviral drug, when approved, with an extensive broad-spectrum activity across multiple, distinct, virus families as observed for NV-387, is an unmet medical need. Currently available broad-spectrum antivirals such as Remdesivir, Ribavirin, Cidofovir, etc. suffer from extensive and varied dose-limiting toxicities, and thereby present limitations on eligible patient populations as well as on clinical effectiveness.

In addition to NV-387, we have developed NV-HHV-1, a drug for the treatment of HSV-1 (“cold sores”), HSV-2 (“genital ulcers”), and VZV (“Shingles”, “chickenpox”) that mimics the host-side feature of the HVEM host protein that is required by all of these viruses for cell entry and infection. NV-HHV-1 formulated as skin cream has substantially completed IND-enabling studies for the treatment of Shingles rash. We plan to pursue clinical trials and regulatory approval of NV-HHV-1 after NV-387 undergoes a Phase II clinical trial.

We are also developing an oral drug for the systemic treatment of most of the herpesvirus family related infections, including HSV-1 cold sores, HSV-2 and VZV that is based on the same active ingredient as NV-HHV-1. Further, we have drug candidates in HIVCide™ program that have shown substantial antiviral activities in animal studies warranting further clinical development. We have previously worked on Ebola virus drug development, as well as Dengue virus drug development, which are at an early stage.

The global Herpes Simplex Virus treatment market size was estimated at $2.47 billion in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 8.1% from 2024 to 2030, according to Grand View Research (https://www.grandviewresearch.com/industry-analysis/herpes-simplex-virus-treatment-market-report).

In addition, with the goal of curing virus infections, we have developed novel platform technologies. Under these technologies, we have developed several other drug candidates that are at different preclinical drug development stages in our pipeline.

Thus, we have developed a strong pipeline of drug candidates that, we anticipate, will yield new drug candidates over a very long timeframe into the future, and, we expect, will enable cures of many currently non-curable viral diseases.

The drug development process is long and expensive. We do not have any approved drugs on the market as of now. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations. We continue to add to our existing portfolio of products through our robust internal discovery and clinical development programs.

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

There is no guarantee that we will be successful in partnering our drug candidates or obtaining non-dilutive funding for furtherance of our drug development programs. To date, we have financed our drug development programs using equity-based financing from the sale of our shares in private and public transactions including registered direct offerings as well as “At the Market” (ATM) offerings.

NV-387, a First-of-a-Kind, Novel, Ultra-Broad-Spectrum Antiviral Nanomedicine

NV-387 was designed to be and has been found to be an ultra-broad-spectrum antiviral, reminiscent of antibiotics. So far it has been evaluated for antiviral activity in animal models of Coronavirus, RSV, Smallpox, and Influenza infections. In all cases the studies demonstrated extremely positive results for NV-387 treatment that matched or exceeded corresponding available therapeutics or positive controls.

1. Coronaviruses: NV-387 was found to effectively reduce the cytopathic effects caused by coronaviruses in cell culture studies without cellular toxicity. It was also found to suppress infection of cells by SARS-CoV-2 pseudovirion as much as a control antibody. NV-387 was found to significantly increase the lifespan of rats infected lethally into the lungs with the coronavirus hCoV-NL63, a model virus stand-in for SARS-CoV-2. Further, the increase in lifespan upon NV-387 Intravenous (“IV”) administration was substantially greater than that obtained with remdesivir IV administration. Additionally, NV-387 given orally also increased the lifespan by more than that seen with remdesivir IV administration.

2. RSV: Oral dosing with NV-387 led to full survival of mice lethally infected with RSV/A2 to cause severe lung disease, whereas the only available drug against RSV, namely ribavirin, showed a limited increase in lifespan. The lethally RSV-infected animals in the NV-387-treated group showed no lung damage in lung histo-pathology study at all time points during the study, whereas animals in the ribavirin-treated group showed progressive pathology, eventually leading to death. Ribavirin is a highly toxic drug and is given only as a last resort. Two vaccines have recently been approved for protection of persons 60+ years old from RSV infection (Arexvy®, GSK, and Abrysvo®, Pfizer). Abrysvo was recently approved for use in pregnant women for protection of infants. A new antibody, nirsevimab (Beyfortus®) was approved for protection of newborn children at risk of RSV disease, but not for treatment. There is no approved drug for the treatment of RSV infection, other than the last resort drug, ribavirin that has limited effectiveness.

Survival Lifespan of Lethally Infected Mice - Lung Infection with RSV A2
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %
NV-387, Oral	22+ (Complete)	> 14	> 175%
Ribavirin, Oral	14	6	75%
Vehicle	8	0	0%

3. Smallpox/MPox: Oral dosing with NV-387 led to an increase in lifespan of mice lethally infected with ectromelia virus (a cousin and model stand-in for smallpox/MPox viruses) into lungs that was comparable to treatment with tecovirimat (TPOXX®, SIGA). In addition, we also found that in a lethal intradigital footpad infection of mice with ectromelia virus, oral NV-387 treatment led to lifespan improvement comparable to oral tecovirimat treatment. This model is relevant to the skin-abrasion mode of MPox transmission that was found to be dominant in the recent MPox pandemic, and is also found to be operative in the current Congo MPox epidemic. Tecovirimat, approved for Smallpox treatment under the FDA “Animal Rule”, is currently stockpiled under the US Strategic National Stockpile.

4. Influenza: Oral dosing with NV-387 led to a substantially increased lifespan of mice lethally infected with Influenza A/H3N2 compared to the increase in lifespan afforded by treatment with Oseltamivir (Tamiflu®, Roche), Peramivir (Biocryst), or Baloxavir (Xofluza®, Shionogi, Roche), approved drugs against influenza viruses.

Survival Lifespan of Lethally Infected Mice - Lung Infection with Ectromelia Virus
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %
NV-387, Oral	15	7	88%
Tecovirimat, Oral	16	8	100%
NV-387 + Tecovirimat, Oral	19	11	138%
Vehicle	8	0	0%

NV-387 treated animals showed significant reduction in immune infiltration into lungs. Killer immune cells that migrate in response to infection can kill lung epithelial cells leading to lung damage. Lung mucus index was also significantly reduced upon NV-387 treatment. These effects indicate that NV-387 is beneficial in reducing lung disease pathology.

NV-387 Treatment Significantly Protected Lungs of Balb-c Mice Lethally Infected with Influenza A/H3N2 Virus
Treatment	Lung Mucus Index	% Immune Cell Infiltration
NV-387, Intravenous	32	22%
NV-387, Oral	53	31%
Untreated Infected Control	138	68%

Knowing the broad-spectrum nature of NV-387, we anticipate that NV-387 would possess clinically relevant antiviral activity against the HPAI (Highly Pathogenic Avian Influenza) viruses including H5N1 “Bird Flu”.

We note that all three approved influenza drugs oseltamivir, peramivir and baloxavir are known to be prone to viral escape by mutations. In contrast, NV-387 as a host-mimetic is highly unlikely to be escaped by the susceptible viruses.

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

Given that, in each of these studies, we have compared the results of treatment with NV-387 with those of approved drugs, and found NV-387 treatment to be superior. We believe that NV-387 has strong prospects for regulatory approval in each of these indications.

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

Nanoviricides Can Encapsulate Small Chemicals as Guests, Enabling Improved Pharmacokinetics and thus Activity of the Guest

Further, NV-387 also acts as a unique and novel drug delivery vehicle, similar in action to exosomes. Thus, encapsulation of remdesivir in NV-387 enabled oral delivery of NV-387 and the activity of the resulting drug, NV-387-g-Rp, given orally in lethally infected animals, was found to be superior to that of each of NV-387 and remedesivir (Veklury®, Gilead).

We have also developed our own, patent-pending replication inhibitor antiviral agents that can be encapsulated in NV-387 for improved antiviral activity in animal models, with the objective of curing long-term (long COVID) and lifelong (HSV-1, HSV-2, VZV, others) viral infections.

Clinical Development Program: NV-387 Phase I Clinical Trial

In the Phase I human clinical trial, even at the highest dose level, dosed multiple times, NV-387 was found to be well tolerated, and there were no reported adverse events of the drug that was given orally.

This clinical trial finding is consistent with the findings that the evaluation of safety of NV-387 in pre-clinical studies demonstrated a No-Observed-Adverse-Effects-Level (NOAEL) at 1,200 mg/Kg, and the Maximum Tolerable Dose level (MTD) at 1,500 mg/Kg in rats, which are very high numbers (high is good).

Further, NV-387 was found to be non-mutagenic, non-immunogenic, non-allergenic, and non-genotoxic in IND-enabling studies.

We therefore anticipate that NV-387 can be given to patients across all patient population, in age from infants to seniors, including immunocompromised persons, patients with co-morbidities, and others, when approved. This is in contrast to available antiviral therapeutics that, limited by their toxicity and metabolic effects, cannot be given to many pools of patients.

Further Clinical Development of NV-387 Towards Drug Approvals: Multiple Indications for NV-387 Against Different Viral Infections Enable Maximizing Return on Investments While Fulfilling Unmet Medical Needs

We intend to initiate a Phase II clinical trial in India shortly after the Phase I final report becomes available. We are in discussions with subject matter experts in India regarding the best indication to go with in Phase II; RSV and Influenza being some of the choices.

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

Each year in the United States, RSV leads to approximately 2.1 million outpatient (non-hospitalization) visits among children younger than 5 years old, resulting in 58,000-80,000 hospitalizations among children younger than 5 years old, and 100–300 deaths in children younger than 5 years old, according to the CDC (https://www.cdc.gov/rsv/research/index.html).

In light of the WHO public health emergency declaration regarding the MPox epidemic in Central Africa, we have begun efforts to progress NV-387 for Phase II evaluation of efficacy in the treatment of MPox virus infection. This is an unmet medical need since there is no drug available for the treatment of MPox infection given the failure of tecovirimat in clinical trial.

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

We believe our unique and successful mimicking of S-PG is responsible for the observed broad-spectrum activity of NV-387. NV-387 is an example of NanoViricides Platform Modality #1 implementation discussed in our Annual report filed with the SEC on September 27, 2024

Virus Escaping a Nanoviricide Drug is Unlikely

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

Further details of the NanoViricides Platform Technology, the various Modalities of its implementation, and the extensive drug candidate developments that we have undertaken, have been discussed in our Annual Report filed with the SEC on September 27, 2024.

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

We continue to improve the production processes and production scale. Our production capacity is anticipated to be more than sufficient for Phase I, Phase II and Phase III human clinical trials for all of our drugs in development.

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

We also have on site full-fledged chemistry laboratories to enable drug design, discovery, small scale synthesis, testing, and scale-up of drug candidates worthy of further development.

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

High Probability of Success in Clinical Trials for Drugs Based on NanoViricides Platform Technology

We are now a clinical stage innovative drug development company, advancing from the research and development (“R&D”) stage into regulatory development of our drug candidates towards commercialization. We have been executing rapidly and efficiently, as well as in a cost-effective and productive manner, resulting in successful completion of the Phase I Safety and Tolerability clinical trial of our drug candidate, NV-CoV-2 (API NV-387). We believe that this successful completion with no reported adverse events, which is the most desirable outcome from Phase I clinical trial to establish safety and tolerability of the drug candidate NV-387 is a very important milestone enabling NV-387 to advance for multiple antiviral indications into Phase II efficacy clinical trials. Additionally, this Phase I bodes well for our entire platform technology as being capable of producing drug candidates that are capable of successfully completing Phase I safety and tolerability studies.

In addition, our pre-clinical lethal virus infection animal model studies provide us the confidence that the drug candidates we advance into Phase II efficacy clinical trials would have a high probability of success. This is because in these animal studies, the animal model plays the role of a “test tube” where the virus can proliferate, and our drugs are designed to directly attack the virus without interfering with functions of the host animal. Additionally, we design the studies to provide clear readout in terms of survival lifespan that can be used for ranking the activity of each tested drug, including already approved drugs where available.

Our non-clinical programs are designed to minimize the risk of failure of our drug candidates in clinical trials. Specifically, we perform evaluation of antiviral activity in lethal studies in direct comparison with known approved drugs if available, and choose drug candidates that show at least comparable or superior activity to the approved ones. We employ lethal infection studies so that the survival time is a clear indicator of the antiviral activity, and can be used to rank relative activity of drug candidates. We believe our success rate of drug approval would be substantially better than industry averages because of the features of our nanoviricides platform technology and the de-risking strategies we employ in drug development.

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

Mimicking the attachment receptor families may lead to extremely broad-spectrum drug candidates. We call this implementation NanoViricides Platform Technology Modality #1. NV-387 is an example of this Modality #1, namely, Broad-Spectrum Antiviral Re-infection Inhibitors. NV-387 is designed to mimic key features required by viruses of the host-side sulfated proteoglycans that viruses use as attachment receptors.

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

In fact, we have found in pre-clinical animal studies that NV-387 was highly effective when given orally in combating a lethal lung infections that models the severe SARS-CoV-2 disease as seen with the delta variant. In comparing the effect on combating the infection by oral treatment versus injectable treatment, we believe that the bioavailability of the oral dosage forms is substantially good, and in the range of many approved oral drugs. In addition, the API NV-387 was found to be highly effective when given orally in the case of lethal lung RSV infection animal model, a lethal smallpox-emulating ectromelia footpad infection mouse model, a lethal smallpox-emulating ectromelia lung infection mouse model, as well as a lethal Influenza A/H3N2 lung infection mouse model, further substantiating the oral bio-availability of NV-387.

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

We believe that the extremely strong antiviral activity we have observed in cell culture studies and in lethal virus infection animal studies, in comparison to approved drugs is a strong positive indication of clinical success and potential regulatory approval of NV-387 for the different viral infection indications we are seeking.

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

Developments During the Reported Period

During the three months ended September 30, 2024, we have focused on preparing regulatory documentation that will be necessary for primarily (i) a Phase II MPox clinical trial of NV-387, and (ii) a Phase II RSV clinical trial of NV-387. We are in the process of designing a Phase II clinical trial protocol for the treatment of MPox infection with NV-387 under the MEURI guidelines. We have also started working on a Phase II clinical trial protocol for the treatment of RSV infection.

In addition, we have continued to further scale-up the manufacture of NV-387 in our cGMP-compliant facility, effectively doubling the prior batch size, in preparation for supplying the drug products for the Phase II clinical trials. We believe this scale will be sufficient for a Phase II clinical trial for MPox or for a Phase II clinical trial for RSV. We will commission additional batches as we engage into additional clinical trials.

We have initiated the production program for Phase II clinical supply of NV-387 drug products.

We are also performing additional pre-clinical experiments to further understand the spectrum of antiviral activity of NV-387 towards obtaining information for regulatory advancement against different antiviral indications.

In the non-clinical studies leading to the Phase I clinical trial, NV-387 was found to be non-immunogenic, non-allergenic, non-mutagenic, as well as non-genotoxic. No adverse effects were reported in GLP Safety-Toxicology studies in multiple animal models including non-human primates (NHP, Cynomolgus monkeys). The NOAEL (No-Observed-Adverse-Events-Level) was 1,200 mg/Kg and MTD (Maximum Tolerable Dose) was 1,500 mg/Kg in rats, which are very high numbers (high is good).

A Phase I clinical trial of (i) NV-387 Oral Syrup and (ii) NV-387 Oral Gummies formulations to evaluate Safety and Tolerability in healthy human subjects was completed with the discharge and final visit of the last subject at the end of December, 2023. There were no reported adverse events, and there were no drop-outs in this clinical trial of 72 subjects. Thus, the drug NV-387, in both of the oral formulations studied, namely oral syrup and oral gummies (a soft solid form that dissolves in the mouth), is deemed to be safe and well tolerated and can be further advanced into Phase II clinical trials, as per communications with the Data Safety and Monitoring Board (DSMB) for this clinical trial. We are awaiting a final report of the clinical trial. This statement regarding safety and tolerability will be evaluated, after we submit the final Phase I report, by the regulatory agency.

The results of the Phase I clinical trial are consistent with our non-clinical findings.

Thus NV-387 can now be advanced into Phase II human clinical trials against the different antiviral indications within its antiviral activity spectrum.

Update on Our COVID Program

The original plan for the Phase 1a/1b clinical trial was to include COVID patients in Phase 1b-COVID cohorts to obtain initial indications of efficacy and dosage requirement. The healthy injected portion of the clinical trial, which is the traditional Phase I clinical trial involving the evaluation of single-ascending-dose and multiple-ascending dose of the investigational medical product in healthy subjects was completed in December, 2023. Thereafter, efforts to find COVID patients were continued, and an additional clinical site was added during February 2024. In spite of this, the lack of obtaining PCR-positive COVID patients eligible for enrollment into the clinical trial became the obstacle. Our diligent efforts to identify COVID-19 participants for the clinical trial have been met with a notable absence of positive cases at the designated clinical trial site(s). Therefore, the Phase 1a/1b clinical trial was closed in April 2024, concluding the study as a traditional Phase I study.

We note that we do not have any information regarding the activity of NV-387 (drug product NV-CoV-2) in COVID from this clinical trial because no COVID patients could be found for enrolment in the study. We believe that NV-387 has strong, clinically relevant, activity in treatment of COVID based on our pre-clinical studies that directly evaluated the activity of NV-387 in comparison with remdesivir, an approved drug for the treatment of COVID, and found that the activity of NV-387 was substantially superior to that of remdesivir.

We have been in discussion with subject matter experts in the U.S. as well regarding potential clinical trials towards approval of NV-387 for COVID indication. While COVID still continues to be important globally, the prospect of conducting meaningful clinical trials in COVID patients has become substantially difficult. Long COVID remains an important disease in the U.S.. However, it is multi-factorial, and conducting meaningful clinical trials is even more difficult than with COVID patients, and could result in lengthy and expensive clinical trial designs, not within the capabilities of small companies like us.

Therefore, while we fully believe that (i) NV-387 has demonstrated strong pan-coronavirus antiviral activity in pre-clinical studies and therefore (ii) NV-387 is a viable clinical drug candidate for COVID treatment; (iii) NV-387 could be substantially superior to available drugs such as remdesivir and Paxlovid®; and (iv) NV-387 would be available to the entire patient population while the available drugs have severe limitations, regrettably, we have determined that we cannot take NV-387 forward for COVID indication with our limited resources.

If resources become available for clinical trial of NV-387 for a subset of Long COVID patients with residual virus found in sensitive assays, then we would very much like to advance clinical trials to develop NV-387 for the Long COVID indication. This continues to be an unmet medical need.

We are seeking to advance NV-387 for COVID and Long COVID indications via partnerships.

NV-387 Has Multiple Antiviral Indications Beyond COVID towards Regulatory Approvals

Knowing that NV-387 is designed to be broad-spectrum, over the previous three months we have continued to work towards understanding the extremely broad spectrum of antiviral activity of the API NV-387.

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

Our press release regarding NV-387 activity against a lethal lung infection animal model of smallpox/MPox in comparison to the approved drug tecovirimat was published on May 8, 2024 via AccessWire.

Our press release regarding NV-387 activity leading to complete survival of animals in a lethal lung infection animal model of RSV in comparison to the toxic drug ribavirin was published on May 14, 2024 via AccessWire.

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

In addition, we are also developing a systemic drug for the treatment of herpesvirus family infections, based on the same API NV-360 that we believe will be superior to acyclovir related drugs, the current workhorse drugs for HSV-1 and HSV-2. While acyclovir and related drugs are also given for severe shingles, they do not work very well. This is because these drugs require first phosphorylation by the viral Thymidinylate Kinase (v-TK) enzyme, which is not very active in VZV.

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

Process Scale-Up Production Capability

The process scale-up area is operational at kilogram to multi-kg scales for different chemical synthesis and processing steps. It comprises reactors and process vessels on chassis or skids, ranging from 250mL to 100L capacities, as needed. Many of the reactors and vessels have been designed by us for specific tasks related to our unique manufacturing processes.

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

We also have a manufacturing suite for cGMP-compliant Oral Drug Product Formulation, Fill, and Packaging. We manufactured and delivered the clinical NV-387 oral syrup and oral gummies (semi-solids) drug products in this suite using equipment that we had custom-designed and fabricated in the U.S.

We plan to produce multiple batches of a drug product in our facility. At the appropriate time as required we plan to register the facility as a cGMP manufacturing facility with the FDA.

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

We have established several different types of assays for screening of drug candidates against Coronaviruses, SARS-CoV-2 Pseudovirions, VZV, HSV-1, HSV-2, Influenza viruses, RSV, Ectromelia virus (a stand-in for MPox and Smallpox viruses), among others in this lab. Our BSL-2 Virological capability has been instrumental in our rapid development of potential drug candidates for further investigation towards human clinical trials. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs.

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

We plan to take NV-387 into Phase II/III clinical trials for treatment of RSV infections. We plan on obtaining non-dilutive funding for the poxvirus drug development program. We plan on seeking partnerships for our COVID program as well as our RSV, Poxvirus, and other programs, as these programs mature further.

We have previously substantially completed IND-enabling studies for a drug candidate for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV). We plan on taking the shingles drug candidate into human clinical trials after phase II clinical trials of our NV-387 drug candidate for RSV.

As a risk factor, we recognize that the FDA may require additional studies to be done before approving the IND for any of our programs. Assuming that the FDA allows us to conduct human clinical studies as we intend to propose, we believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy NV-387 in human clinical studies for the treatment of RSV and/or MPox infection. If our studies are not successful, we will have to develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further additional studies as necessary towards drug approval or licensure from regulatory agencies.

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

KMPL has successfully obtained required regulatory permissions to conduct clinical evaluation of NV-CoV-2 that contains the active ingredient NV-387, as a COVID treatment in India, on or about January 30, 2023. Previously, on September 15, 2021, we signed a Master Services Agreement with KMPL in which KMPL declared its intent to license NV-COV-2 and NV-CoV-2-R (both of which contain the active ingredient NV-387; NV-CoV-2-R being remdesivir encapsulated within NV-387) for commercialization in India, and undertook the responsibility to obtain necessary licenses and regulatory approvals as would be needed for the clinical evaluation and commercialization of the drugs in India. No binding licensing activity took place under that earlier agreement. Subsequently KMPL proceeded to develop and file the required regulatory documents including a clinical trials application with the regulatory authority in India. KMPL has retained a local clinical research organization (CRO) for the purpose of developing such documents and planning and executing the clinical trials. We helped KMPL with assembling the necessary datasets and information. Around June, 2023, began the Phase 1a/1b clinical trial of NV-CoV-2. The healthy subjects part of the single ascending dose (“SAD”) and the multiple ascending dose(“MAD”) clinical trial cohorts were completed at the end of December, 2023. KMPL and we spent the next several months in an attempt to initiate the COVID-patient part of the proposed Phase 1a/1b. However, by the time we were able to obtain the required approvals for engaging a different clinical site where COVID patients existed when we initiated our efforts, the COVID wave was gone and it did not become possible to recruit COVID patients. The clinical trial was therefore completed as safety and tolerability study of NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies in healthy subjects only.

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2024, we had cash and cash equivalents of $3,866,289, prepaid expenses of $175,133 and net property and equipment of $7,365,681. Accounts payable and accrued expenses were $1,632,706, inclusive of accounts payables to a related party of $636,550. Stockholders’ equity was $10,107,791 at September 30, 2024. In comparison, as of June 30, 2024, we had $4,797,778 in cash and cash equivalents, prepaid expenses of $172,742 and $7,512,463 of net property and equipment. Our liabilities at June 30, 2024 were $1,358,776 including accounts payable of $376,270 payable to third parties and accounts payable to TheraCour of $720,039, and accrued expenses of $262,467.

During the three month period ended September 30, 2024, we used approximately $2.6 million in cash toward operating activities. This was substantial greater than the prior one year ago period primarily due to certain one-time costs related to investor outreach activities and certain required additional non-clinical studies to advance NV-387 into Phase II.

During the three month period ended September 30, 2023, we used approximately $1.2 million in cash toward operating activities.

Research and Development Costs

We do not maintain separate accounting line items for each project in development. We maintain aggregate expense records for all research and development conducted. Because at this time all of our projects share a common core material, we allocate expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. Far fewer man-hours are spent on the projects at low priority than the projects at high priority. In the reported quarter, we have focused exclusively on our NV-387 drug development program. We have continued to work on development of documents for initiating a Phase II clinical trial for using NV-387 as a treatment for MPox infections in Central Africa, and on developing a Phase II clinical trial application for the development of NV-387 for the treatment of pediatric RSV infections in the U.S..

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the three month periods ended September 30, 2024 and 2023.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2024 increased $466,426 to $1,933,091 from $1,466,665 for the three months ended September 30, 2023. The increase in research and development expenses for the three months ended September 30, 2024 is due to an increase in laboratory fees.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2024 increased $699,817 to $1,234,743 from $534,926 for the three months ended September 30, 2023. The increase in general and administrative expenses for the three months ended September 30, 2024 is due to an increase in professional fees associated with investor outreach.

Interest Income – Interest income for the three months ended September 30, 2024 decreased $58,315 to $41,023, from $99,338 for the three months ended September 30, 2023. The decrease in interest income for the three months ended September 30, 2024 is due to a decrease in cash balances during the three month period ended September 30, 2024.

Interest Expense – Interest expense for the three months ended September 30, 2024 decreased $36,493 to $0.00 from $36,493 for the three months ended September 30, 2023. The decrease in interest expense for the three months ended September 30, 2024 is a result of the interest accrued on the $1,500,000 convertible promissory note issued in lieu of a cash milestone payment. On October 27, 2023, TheraCour cancelled all of the accrued interest on the Note and converted the principal of the Note to Series A preferred shares.

Income Taxes – There is no provision for income taxes due to ongoing operating losses.

Net Loss – For the three months ended September 30, 2024, the Company had a net loss of $3,126,811 or $0.23 per share compared to a net loss of $1,968,746 or $0.17 per share for the three months ended September 30, 2023. The increase in the net loss for the periods presented is attributable to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2024 we had $3,866,289 in cash and cash equivalents.

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at September 30, 2024 of approximately $142.5 million and a net loss of approximately $3.13 million and net cash used in operating activities of approximately $2.6 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2024, the Company had available cash and cash equivalents of approximately $3.9 million. The Company’s liabilities at September 30, 2024 were approximately $1.6 million including accounts payable of approximately $713,000 payable to third parties, accounts payable to TheraCour of approximately $637,000, and accrued expenses of approximately $283,000. The Company raised additional capital of approximately $631,000, net of offering expenses, by ATM sales of our common stock from October 1, 2024 through November 7, 2024. Management believes that the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon controlling its overall expenses and identifying and securing additional financing. Management has considered several options for financing the net working capital deficit as well as to obtain additional funds that will be needed for future human clinical trials. Management believes that we will be achieving several important milestones, including release of the Phase I clinical trial final report, a pre-IND application for use of NV-387 in RSV infections as an antiviral, and a clinical trial applications (including US FDA IND) for use of NV-387 to treat RSV and/or MPox, and other important respiratory diseases, in the ensuing year. Management believes that as it achieves these milestones, there would be improvement in the liquidity of the Company’s stock, and that would improve our ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present. Management believes that it has on-going access to the capital markets under an “At-The-Market” (ATM) agreement with EF Hutton that became active around April 5, 2024. Management believes that the Company’s stock is currently undervalued in contrast to its asset value, based on the potential of NV-387 alone. Management believes that as our investor outreach program expands and bears fruit, this deviation should be lessened, enabling access to public markets for equity funding at reasonable valuations. In addition, Management plans to solicit funds by mortgaging its existing fully owned campus and cGMP manufacturing facilities in Shelton, CT, in order to free up a portion of the fixed capital for use as liquid working capital. These facilities were recently valued at $12 to $15 Million by industry experts. However, there is no guarantee that we will be able to raise funds on reasonable terms acceptable to us, or at all.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended September 30, 2024.

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

As of September 30, 2024, an evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our President and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2024, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities, the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2024 through September 30 2024 the Company sold 893,006 shares of common stock at an average price of approximately $1.98 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,710,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,764,000
Less: offering costs and expenses	54,000
Net proceeds from issuance of common stock	$1,710,000

As of July 1, 2024 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $12,458 for the three months ended September 30, 2024. The balance of $37,375 will be recognized as the remaining 7,653 shares vest and service is rendered for the remaining nine months ended June 30, 2025.

For the three months ended September 30, 2024, the Company’s Board of Directors authorized the issuance of 387 of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,950 for the three months ended September 30, 2024 related to this issuance.

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

The Scientific Advisory Board was granted in August 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.35 per share expiring in August 2028. The fair value of the warrants was $229 for the three months ended September 30, 2024 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	54.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.85%

For the three months ended September 30, 2024, the Company’s Board of Directors authorized the issuance of 19,713 fully vested shares of the Company’s common stock with a restrictive legend for consulting services. The Company recorded an expense of $34,500 for the three months ended September 30, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

For the three months ended September 30, 2024, the Company’s Board of Directors authorized the issuance of 6,039 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 14, 2024	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 14, 2024	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)