Form 10-Q
period 2024-12-31
NANOVIRICIDES, INC.
filed 2025-02-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2024

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

As of February 14, 2025 there were approximately 15,641,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,958,052	$4,797,778
Prepaid expenses	113,807	172,742
Total current assets	4,071,859	4,970,520

Property and equipment, net	7,171,865	7,512,463

Intangible assets, net	321,174	325,308

OTHER ASSETS
Service agreements	5,745	14,562
Total assets	$11,570,643	$12,822,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$251,857	$376,270
Accounts payable – related parties	866,783	720,039
Accrued expenses	65,424	262,467
Total current liabilities	1,184,064	1,358,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 903,603 and 892,625 shares issued and outstanding, at December 31, 2024 and June 30, 2024, respectively	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 15,641,611 and 13,144,055 shares issued and outstanding, at December 31, 2024 and June 30, 2024, respectively	156	131
Additional paid-in capital	154,915,611	150,838,832
Accumulated deficit	(144,529,197)	(139,374,895)

Total stockholders’ equity	10,386,579	11,464,077

Total liabilities and stockholders’ equity	$11,570,643	$12,822,853

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
OPERATING EXPENSES
Research and development	$1,156,351	$1,573,879	$3,089,442	$3,040,544
General and administrative	902,700	610,877	2,137,443	1,175,803

Total operating expenses	2,059,051	2,184,756	5,226,885	4,216,347

LOSS FROM OPERATIONS	(2,059,051)	(2,184,756)	(5,226,885)	(4,216,347)

OTHER INCOME (EXPENSE)
Interest income	31,709	83,134	72,732	182,472
Interest expense	(149)	(13,315)	(149)	(49,808)

Other income (expense), net	31,560	69,819	72,583	132,664

NET LOSS	$(2,027,491)	$(2,114,937)	$(5,154,302)	$(4,083,683)

Net loss per common share- basic and diluted	$(0.14)	$(0.18)	$(0.36)	$(0.35)

Weighted average common shares outstanding- basic and diluted	14,572,042	11,745,906	14,132,159	11,732,349

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the six months ended December 31, 2024

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	892,625	$9	13,144,055	$131	$150,838,832	$(139,374,895)	$11,464,077

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $55,890	—	—	893,006	9	1,710,129	—	1,710,138

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	14,408	—	14,408

Common stock issued for consulting and legal services rendered	—	—	19,713	—	34,500	—	34,500

Warrants issued to Scientific Advisory Board	—	—	—	—	229	—	229

Common stock issued for Directors fees	—	—	6,039	—	11,250	—	11,250

Net loss	—	—	—	—	—	(3,126,811)	(3,126,811)

Balance, September 30, 2024	903,216	$9	14,062,813	$140	$152,609,348	$(142,501,706)	$10,107,791

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $103,419	—	—	1,552,654	16	2,253,854	—	2,253,870

Series A preferred stock issued for employee stock compensation	387	—	—	—	14,005	—	14,005

Common stock issued for consulting and legal services rendered	—	—	18,470	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	154	—	154

Common stock issued for Directors fees	—	—	7,674	—	11,250	—	11,250

Net loss	—	—	—	—	—	(2,027,491)	(2,027,491)

Balance, December 31, 2024	903,603	$9	15,641,611	$156	$154,915,611	$(144,529,197)	$10,386,579

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

NanoViricides, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,154,302)	$(4,083,683)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	28,413	18,975
Common shares issued as compensation and for services	84,000	100,100
Warrants granted to Scientific Advisory Board	383	306
Depreciation	387,362	374,320
Amortization	4,134	4,135
Changes in operating assets and liabilities:
Prepaid expenses	58,935	223,044
Other assets	8,817	5,502
Accounts payable	(124,413)	109,607
Accounts payable - related party	146,744	270,605
Accrued expenses	(225,881)	86,420

NET CASH USED IN OPERATING ACTIVITIES	(4,785,808)	(2,890,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,764)	(13,765)

NET CASH USED IN INVESTING ACTIVITIES	(46,764)	(13,765)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of common stock	3,992,846	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,992,846	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(839,726)	(2,904,434)
Cash and cash equivalents at beginning of period	4,797,778	8,149,808
Cash and cash equivalents at end of period	$3,958,052	$5,245,374
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Cost related to sales of securities not paid	$28,838	$—
Fair value of Series A Preferred shares issued upon conversion of related party convertible promissory note	$—	1,500,000
Forgiveness of interest on related party debt	$—	49,808

See accompanying notes to the condensed financial statements

NANOVIRICIDES, INC.

December 31, 2024

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

The Company’s lead drug candidate, NV-387, is a broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung infection animal model trials for the treatment of Coronaviruses, RSV, Influenza viruses (including H5N1 Bird Flu) as well as Smallpox and MPox.

The Company has initiated work to begin Phase II clinical trials to evaluate safety and effectiveness of NV-387 treatment in MPox patients. To this effect, the Company has engaged a CRO to help with conducting the MPox clinical trial of NV-387 in countries in the central African region. Trial sites have also been identified already. The Company is preparing a clinical trial application for the Phase II clinical trial for submission to the appropriate regulatory agency.

MPox caused by Clade 1 and 1b variants is currently a pandemic emergency in the African region covering multiple nations including Democratic Republic of Congo (DRC), Uganda, and nearby countries. A less pathogenic variant, MPox Clade 2, has spread across the globe and caused a widespread epidemic in May 2022 in the Western world that has now become endemic.

We believe the global public health governmental markets would reach into billions of dollars for an MPox/Smallpox drug because of the recognition of smallpox as a bioterrorism threat agent, and the continuing spread of its cousin MPox that threatens a global pandemic that could be fueled by anticipated potential additional mutations in the virus as it simmers in Africa.

The Company is also in discussions with experts regarding a Phase II clinical trial for the evaluation of the effectiveness of NV-387 in the treatment of ARI and SARI of Viral origin (ARI = Acute Respiratory Infection and SARI = Severe Acute Respiratory Infection) For the very first time in the world, such clinical trial has become possible because the design of NV-387 suggests that it is likely to be active against most if not all respiratory viral infections.

NV-387 was found to be active against all tested respiratory viral infection (lethal lung infection) in animal model studies, that included RSV, Influenza viruses, Coronaviruses, as well as MPox/Smallpox.

NV-387 is expected to be active against most if not all Highly Pathogenic Influenza viruses (HPAI) including H5N1 “Bird Flu” (or Avian Flu), and the Company plans to obtain non-dilutive funding to advance this drug for the H5N1 indication.

In addition, the Company is planning clinical trials towards the approval of NV-387 for the treatment of RSV infection in pediatric patients in the US. The market size for a pediatric RSV treatment is estimated to be several billion dollars.

NV-387 has completed a Phase I human clinical trial for safety and tolerability in healthy subjects that was sponsored by our licensee and collaborator in India, Karveer Meditech Private Limited (“KMPL”). As topline results of this clinical trial, there were no reported adverse events at all doses studied, and there were no drop-outs either, observations that are indicative that NV-387 was well tolerated by the healthy subjects in this clinical trial. These results of the Phase I clinical trial are consistent with the results of safety/tolerability studies in animals conducted in support of the clinical trial application. We are awaiting the final clinical trial study report from this clinical trial.

In addition to NV-387, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans to progress NV-HHV-1 into human clinical trials, and further develop the HerpeCide™ program after the Phase II clinical trial of NV-387 for RSV, MPox, ARI/SARI, and possibly for multiple other indications, including Influenzas. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. The Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced pre-clinical studies and are expected to follow the shingles drug candidate into human clinical trials. In addition, the Company has drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

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

Additionally, on September 23, 2024, the Company signed a Memorandum of Understanding (“MoU”) for all antivirals drug development with TheraCour whereby it has obtained a right of first refusal (ROFR) for all antiviral drug developments from TheraCour. This MoU expands the Company’s abilities to opportunistically and rapidly develop novel drugs to treat viral infections of public health importance, even for those viruses that do not exist today and cannot be predicted. The MoU has also formalized the process of development of drugs for unlicensed viral indications leading later to appropriate license agreements. There was no compensation paid to or due to TheraCour as a result of this MoU. The Parties have also agreed in this MoU that any cash milestone payments related to development activities, that are awardable, will become payable only upon the Company having sufficient revenue, thus extending the provisions previously incorporated in the Amendment to the COVID License Agreement, to all present and future license agreements.

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

The Company has out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to KMPL, a company of which Dr. Anil Diwan is a passive investor and advisor. KMPL has sponsored the NV-CoV-2 (NV-387) into Phase Ia/Ib human clinical trial, to study the safety and tolerability of the NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies formulations of the API NV-387 in healthy human subjects, described earlier. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV-CoV-2 Oral Gummies, were manufactured at the Company’s Shelton campus. Under the agreement with KMPL, the Company will pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization, the Company will receive from KMPL a royalty of 70% calculated as the percentage of final invoiced sales less the cost of sales and goods sold to unaffiliated third parties.

Note 2 – Liquidity and Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at December 31, 2024 of approximately $144.5 million and a net loss of approximately $5.2 million and net cash used in operating activities of approximately $4.8 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of December 31, 2024, the Company had available cash and cash equivalents of approximately $4.0 million. The Company’s liabilities at December 31, 2024 were approximately $1.2 million including accounts payable of approximately $252,000 payable to third parties, accounts payable to related parties of approximately $867,000, and accrued expenses of approximately $65,000. Management believes that the Company’s cash and cash equivalents balance of approximately $4.0 million, additional capital raised of approximately $469,000, net of offering expenses, from ATM sales of our common stock during the period from January 1, 2025 through January 6, 2025, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

The Company believes that it has several important milestones, building on the successful Phase Ia/Ib human clinical trial for the Company’s broad-spectrum, antiviral drug NV-387 as described elsewhere, with further progress of NV-387 into Phase II clinical trials. We are anticipating the Phase Ia/Ib clinical study report (final report or CSR) to be received by us soon. We plan on submitting the CSR to the regulatory authorities in India, which would be a significant milestone in the regulatory progress of NV-387.

Additional milestones include filing of Clinical Trial Application (CTA) for Phase II clinical trial of NV-387 as treatment for MPox, execution of the Phase II clinical trial and attendant top-line readout, and the anticipated successful completion of the clinical trial. The Company anticipates that its Phase II clinical trial will be successful in demonstrating that NV-387 is effective and safe in the treatment of MPox infection, based on the known safety of NV-387 in both animal studies and the observations in Phase I human clinical trial, and the activity of NV-387 against lethal orthopoxvirus infection in animal models that simulate the dermal transfer of infection as well as direct lung infection. Additional milestones include filing of Clinical Trial Application for Phase II clinical trial of NV-387 as treatment for MPox, execution of the Phase II clinical trial and attendant top-line readout, and the anticipated successful completion of the clinical trial. The Company anticipates that its Phase II clinical trial will be successful in demonstrating that NV-387 is effective and safe in the treatment of MPox infection, based on the known safety of NV-387 in both animal studies and the observations in Phase I human clinical trial, and the activity of NV-387 against lethal orthopoxvirus infection in animal models that simulate the dermal transfer of infection as well as direct lung infection. Additionally, the Company continues toward developing the Pre-IND and IND applications for a Phase IIa clinical trial of NV-387 for the treatment of RSV infection in adults, to be followed by a Phase IIb/III clinical trial of NV-387 for the treatment of RSV infection in hospitalized pediatric patients. To this end, the Company is also evaluating the possibility of a Phase IIa clinical trial of a RSV Infection Challenge in Humans. The Company executes its plans in a manner consistent with available resources, which can lead to reshuffling of priorities in its programs. Nevertheless, the Company has in the past and will continue to progress towards its goal of revolutionizing antiviral therapeutics.

Management believes that as these various milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and such improvement, if any, would enhance the Company’s ability to raise funds on the public markets at terms that may be favorable to the terms offered at present.

Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, as well as debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with D. Boral Capital (Formerly EF Hutton LLC), the Sales Agent.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Warrants	6,290	7,433	6,290	7,433

The Company has 903,603 shares of Series A preferred stock outstanding as of December 31, 2024. Only in the event of a “change of control” of the Company is each Series A preferred share convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2024, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,162,611, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech, Pvt., Ltd (“KMPL”)	An entity of which Dr. Anil Diwan is a passive investor and advisor without operating control.

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$—	$5,474	$46,765	$13,765

	As of
	December 31,	June 30,
	2024	2024
Account Payable – Related Party-TheraCour

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore there was no advance offset of the accounts payable due TheraCour as of December 31, 2024 and at June 30, 2024.

	$629,416	$720,039

	December 31,	June 30,
	2024	2024
Accounts Payable- Related Party-KMPL

KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1 human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. In prior periods the amount due KMPL had been accrued and recorded in accrued expenses. At June 30, 2024, the aforesaid clinical trial related costs, of $227,435 were recorded as accrued expense in the accompanying June 30, 2024 balance sheet. The aforesaid clinical trial related costs of $237,367 have since been invoiced and recorded in accounts payable-related parties. Accounts payable to KMPL at December 31, 2024 and June 30, 2024 were:

	$237,367	$—

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Research and Development Costs Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2024 and June 30, 2024	$629,931	$682,253	$1,274,458	$1,321,335

	As of
	December 31,	June 30,
	2024	2024
Clinical Trial Costs Accrued - Related Party

Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India as of June 30, 2024. The amount has been recorded within accrued expenses in the accompanying balance sheet as of June 30, 2024. The aforesaid clinical trial related costs of $237,367 have since been invoiced and recorded in accounts payable-related party at December 31, 2024.	$—	$227,435

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

On July 19, 2023, the Company entered into an agreement with TheraCour, to accept the Company’s unsecured convertible promissory note (the “Note”) in payment of the milestone award. The Note accrued simple interest at the rate of 12% per annum and was due and payable on January 19, 2025, the maturity date. The principal of the Note was convertible, at TheraCour’s option, into 331,859 shares of the Company’s Series A preferred stock, par value $0.00001 at the conversion price, specified as the fair value of the Series A shares on July 19, 2023 in the terms and conditions contained within the promissory Note. Interest of $49,808 was accrued under the Note for the period June 19, 2023 to October 27, 2023. On October 27, 2023 TheraCour exercised its right to convert the principal of the July 19, 2023 convertible promissory note into 331,859 shares of the Company’s Series A preferred stock. TheraCour cancelled all of the accrued interest on the Note totaling $49,808 which has been reported as a capital transaction credit to additional paid in capital for the year ended June 30, 2024.

On February 12, 2024, the Company entered into an Amendment to the COVID License Agreement with TheraCour dated September 7, 2021, whereby any further cash milestone payments that would be earned upon milestone event would only become payable upon the Company having sufficient revenues, with only a portion of revenues to be used for satisfying such milestone payments.

Line of Credit - Related Party

On November 13, 2023, the Company’s President and CEO, Dr. Anil Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, was due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. On February 12, 2024 the Company, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from December 31, 2024 to December 31, 2025.

On September 23, 2024 and becoming effective as of September 20, 2024, the Company, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of December 31, 2024.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31,	June 30,
	2024	2024
GMP Facility	$8,168,045	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	63,056

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,501,973	6,469,578

Total Property and Equipment	15,013,050	14,966,286

Less Accumulated Depreciation	(7,841,185)	(7,453,823)
Property and Equipment, Net	$7,171,865	$7,512,463

Depreciation expense for the three months ended December 31, 2024 and 2023 was $193,816 and $187,262, respectively, and for the six months ended December 31, 2024 and 2023 was $387,362 and $374,320, respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	December 31, 2024		Total	June 30, 2024		Total
	Finite Lived	Indefinite Lived	December 31,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2024	Intangible Assets	Intangible Assets	2024
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(137,780)	—	(137,780)	(133,646)	—	(133,646)
Intangible Assets, Net	$15,613	$305,561	$321,174	$19,747	$305,561	$325,308

Amortization expense amounted to $2,067 and $2,068 for the three months ended December 31, 2024 and 2023, respectively, and for the six months ended December 31, 2024 and 2023 were $4,134 and $4,135, respectively.

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

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	June 30,
	2024	2024
Personnel and compensation costs	$26,301	$23,532
Consultant and other	10,285	11,500
Clinical trial costs due to KPML	—	227,435
Costs related to the sale of securities	28,838	—
	$65,424	$262,467

Note 8 - Equity Transactions

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities (now D. Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2024 through December 31, 2024 the Company sold 2,445,660 shares of common stock at an average price of approximately $1.69 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $3,964,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$4,123,300
Less: offering costs and expenses	159,300
Net proceeds from issuance of common stock	$3,964,000

As of July 1, 2024 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $24,916 for the six months ended December 31, 2024. The balance of $24,916 will be recognized as the remaining 5,102 shares vest and service is rendered for the remaining six months ended June 30, 2025.

For the three and six months ended December 31, 2024, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,547 and $3,497, respectively for the three and six months ended December 31, 2024 related to these issuances.

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

The Scientific Advisory Board was granted in August 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.35 per share expiring in August 2028 and in November 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.58 per share expiring in November 2028. The fair value of the warrants was $154 for the three months ended December 31, 2024 and $383 for the six months ended December 31, 2024 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following ranges:

Expected life (year)	4

Expected volatility	52.55% - 54.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.845% - 4.285%

For the three and six months ended December 31, 2024, the Company’s Board of Directors authorized the issuance of 18,470 and 38,183, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $27,000 and $61,500, respectively, for the three and six months ended December 31, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and six months ended December 31, 2024, the Company’s Board of Directors authorized the issuance of 7,674 and 13,713, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $22,500 for the three and six months ended December 31, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2024	6,862	$3.64	1.67	$399

Granted	572	1.97	3.75	—

Expired	(1,144)	5.53	—	—
Outstanding and exercisable at December 31, 2024	6,290	$3.14	1.66	$62

Of the outstanding warrants at December 31, 2024, 1,143 expire in fiscal year ending June 30, 2025, 2,287 expire in fiscal year ending June 30, 2026, 1,144 warrants expire in the fiscal year ending June 30, 2027, 1,144 warrants expire in the fiscal year ending June 30, 2028 and 572 warrants expire in the fiscal year ending June 30, 2029.

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

Note 11 – Subsequent Events

As discussed at Note 8 to the financial statements, on April 15, 2024, the Company entered into a sales agreement with. D. Boral Capital (formerly EF Hutton, LLC), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock At-the-Market or ATM Offering. From January 1, 2025 through January 6, 2025 the Company sold 310,264 shares of common stock at an average price of approximately $1.56 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended File No. 333-271706, which became effective on May 22, 2023. The net proceeds to the Company from the offering from January 1, 2025 through January 6, 2025 was approximately $469,000 after placement agent fees and other estimated offering expenses.

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

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a clinical stage nano-biopharmaceutical  company developing (a) host-mimetic, and (b) direct-acting, nanomachines capable of dismantling the virus without assistance from the human immune system. As a host-mimetic, viruses cannot escape a nanoviricide drug by generating mutants and variants in the field, because all variants still require the same signature host features that our drugs mimic. In contrast, vaccines, antibodies and small chemical drugs are readily escaped by viruses because the viruses continuously change in the field, rendering these medical countermeasures ineffective. This was repeatedly observed in the recent COVID pandemic. As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs. Any viral infection that causes significant pathology does so by virtue of host immune system disrepair, either pre-existing, or caused by the virus itself. Therefore, nanoviricides can be expected to be superior to approaches such as vaccines and antibodies that require a good functional host immune system for antiviral response.

These distinctive features that set nanoviricides apart from the entire world of current antiviral approaches are made possible by our novel nanoviricide chemical nanomachine technology platform. After decades of development, this novel nanoviricide technology is now advancing through clinical stages towards regulatory approvals.

Broad and Long Pipeline for Sustained Commercial Success and Cures of Viral Infections

Broad-Spectrum Antiviral Drug NV-387 Advancing in Clinical Trials - Further Clinical Development of NV-387 Towards Drug Approvals: Multiple Indications for NV-387 Against Different Viral Infections Enable Maximizing Return on Investments While Fulfilling Unmet Medical Needs

NV-387, our most advanced drug candidate, administered orally, has successfully completed Phase I human clinical trial for the evaluation of safety and tolerability in healthy subjects. There were no reported adverse events, and the drugs were well tolerated even at the highest level of dosing given multiple times in this trial.

NV-387 was designed to be active against many viruses that affect humans. This is because NV-387 mimics a host-side feature of sulfated proteoglycans (“S-PG”). S-PG are a class of biochemicals that are used by most of the viruses as “Attachment Receptor(s)” before the viruses can infect cells and cause disease. S-PG class includes Heparan Sulfate Proteoglycans (HSPG), Chondroitin Sulfate, Dermatan Sulfate, and others. Over 90% of human pathogenic viruses are known to use HSPG as the first attachment site to cause infection into human cells. Thus, NV-387 is designed to have an extremely broad range of viruses against which it could be potentially clinically active.

NV-387 has been found to have strong activity in lethal animal models of several viral diseases. Its activity was evident from NV-387-treated animals demonstrating significant increase in survival lifetime, as well as protection of lungs and reduction of clinical pathologies caused by the different viruses we have tested to date.

This broad antiviral spectrum of NV-387 is reminiscent of the broad antibacterial spectrum of antibiotics such as penicillin and we believe NV-387 could revolutionize the treatment of viral infections the same way that penicillin revolutionized the treatment of bacterial infections.

Multiple indications of NV-387 enable us to maximize return on investments. The Phase I safety and tolerability clinical trial would be generally applicable across all indications. All of IND-enabling non-clinical studies would also be reused, with the addition of animal model antiviral activity studies for the specific indication. The Chemistry, Manufacture, and Controls for the drug substance would remain substantially the same and potentially the drug product sections also could be reused. All of this enables significant savings in time, material, labor, and costs shared across the multiple programs, resulting in a significant improvement in return on investments (ROI) as compared to a drug developed for a single indication.

NV-387 Has Successfully Completed Phase I Clinical Trial in Healthy Human Subjects

NV-387 in two different oral formulations has successfully completed a Phase Ia/Ib human clinical trial for safety and tolerability in healthy subjects that was sponsored by our licensee and collaborator in India, Karveer Meditech Private Limited (“KMPL”). All subjects were discharged and follow-up visits have been completed as of approximately the end of December 2023. As topline results of this clinical trial, there were no reported adverse events at all doses studied, and there were no drop-outs either, observations that are indicative of that NV-387 was well tolerated by the healthy subjects in this clinical trial. We are awaiting the final clinical trial study report from this clinical trial.

These results of the Phase I clinical trial are consistent with the results of safety/tolerability studies in animals conducted in support of the clinical trial application, wherein an extremely high level of safety of NV-387 was observed, as indicated by the NOAEL value of 1,200 mg/kg, and the MTD value of 1,500 mg/kg, when administered as a slow injection, in a standard rat model study (NOAEL = No Observed Adverse Event Level. MTD = Maximum Tolerable Dose).

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

NV-387 Phase II Clinical Trials Preparation and Plans

We are now preparing for Phase II human clinical trials to assess effectiveness of NV-387 treatment in a number of different viral diseases in humans. We plan to further develop NV-387, as an ultra-broad-spectrum antiviral medication to treat a number of viral infections including Coronaviruses (SARS-CoV-2, MERS-CoV, Seasonal Coronaviruses, hCoV-NL63), Respiratory Syncytial Virus (RSV), Influenza Viruses including Bird Flu H5N1 (all variants), and possibly other respiratory viral infections, thus covering all of the “tripledemic” viruses and more with this single drug.

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

NV-387 Phase II Clinical Trial for MPox Epidemic; Strong Potential Markets and Non-Dilutive Funding Possibilities

We have initiated work to begin Phase II clinical trials to evaluate safety and effectiveness of NV-387 treatment in MPox patients, due to the recent MPox epidemic in the Central African region. To this effect, the Company has engaged a CRO in January 2025 to help with conducting the MPox clinical trial of NV-387 in countries in the Central African region. Trial sites have also been previously identified. The Company is now preparing a clinical trial application for the Phase II clinical trial for submission to the appropriate regulatory agency. We believe that if successful in a Phase II clinical trial against MPox, NV-387 would also be approvable for the treatment of Smallpox.

MPox caused by Clade 1 and 1b variants is currently a pandemic emergency in the Central African region covering multiple nations including Democratic Republic of Congo (DRC), Uganda, and nearby countries. This led to the declaration of a Public Health Emergency of International Concern (PHEIC) on August 14, 2024 by the WHO. Clade 1b is more transmissible than Clade 1 and Clade 2, and is also causing more pediatric infections. (https://www.who.int/news/item/14-08-2024-who-director-general-declares-MPox-outbreak-a-public-health-emergency-of-international-concern).

A less pathogenic variant, MPox Clade 2, has spread across the globe. The Clade 2 MPox virus caused a widespread epidemic in May 2022 in the Western world, and has now become endemic. It continues to cause cases in the USA every year.

Smallpox has always been considered a bioterrorism threat agent of highest priority, with MPox joining its ranks. The market size for a Smallpox/MPox drug can be estimated to be in the range of billions of dollars worldwide. Since the outbreak of MPox Clade 1b, which is both more transmissible and more pathogenic than the prior versions of this virus, globally public health protection agencies and governments have been concerned for pandemic preparation.

There is no drug currently available for the treatment of MPox. A drug, tecovirimat (TPOXX®, SIGA) was approved by US FDA under the “Animal Rule” for the treatment of Smallpox (and MPox). However, it failed in a large clinical trial as a treatment of the MPox Clade 1/1b infections, with no statistical improvement observed in comparison to the standard of care (NIH/NIAID Press Release, August 15, 2024, at https://www.nih.gov/news-events/news-releases/antiviral-tecovirimat-safe-did-not-improve-clade-i-MPox-resolution-democratic-republic-congo). Even so, SIGA Technologies, Inc. had, for TPOXX, approximately $146 million of outstanding procurement orders, out of which there was $122 million of procurement orders from the U.S. Government alone in the third quarter ended September 2024, according to its financial report (SIGA press release dated November 7, 2024). Overall, SIGA has received procurement orders for tecovirimat from US Government alone for over $250 million in 2023-2024, illustrative of the market size of an effective drug against poxviruses (www.siga.com, various press releases).

Notably, these procurements reflect replenishments and not initial stocking. The initial stocking orders would be substantially larger. This clearly illustrates the strong market size and demand for a Smallpox/Mpox drug.

Smallpox is an important disease from biodefense perspective, and the US BARDA (Biomedical Advanced Research and Development Authority) has new drug development for smallpox as an important objective.

Thus, an effective MPox/Smallpox drug can be estimated to have global public health governmental markets reaching into billions of dollars because of the recognition of Smallpox as a bioterrorism threat agent, and the continuing spread of its cousin MPox that threatens a global pandemic that could be fueled by likely potential additional mutations in the virus as it simmers in Africa.

NV-387 has been found to possess strong activity against orthopoxvirus infection in animal model studies, making it a viable candidate for clinical trial as a treatment for MPox infection.

We believe NV-387 can meet the challenge of becoming an effective treatment for MPox infection that is currently ravaging in multiple nations in Central Africa.

NV-387 Potential Phase II Clinical Trial Positioning the Drug as an “Emperic Antiviral Therapy” that Could be Revolutionary

We are in discussions with experts regarding a Phase II clinical trial for the evaluation of the effectiveness of NV-387 in the treatment of ARI and SARI of Viral origin (ARI = Acute Respiratory Infection and SARI = Severe Acute Respiratory Infection.) We believe that for the very first time in the world, such clinical trial has become possible because the design of NV-387 suggests that it is likely to be active against most if not all respiratory viral infections.

About half of ARI and SARI cases are caused by viruses and most of the remaining are caused by bacteria. For a suspected bacterial infection, the physician can prescribe an antibiotic immediately upon presentation (called “Emperic Therapy”), and thereafter monitor, diagnose the causative bacterium, and modify therapy as necessary. Unfortunately, until now, there is no emperic therapy available for viral infections.

NV-387, if successful in the treatment of ARI and SARI, would presumably become the first ever antiviral that can be given as an empiric therapy by the physician immediately upon the patient presenting to the doctor. We believe this could be as revolutionary for the treatment of viral infections as the discovery of penicillin was for the treatment of bacterial infections.

The market size for a successful ARI/SARI clinical trial and potential subsequent emergency use and full registration of NV-387 upon completing the regulatory approval processes could open up tens of billions of dollars for NV-387 worldwide. Whenever a new effective therapy enters the market for a virus with no previous treatment or unsatisfactory prevalent treatments, the market size expands substantially, as has been historically witnessed for HIV/AIDS, Hepatitis C, HPV vaccine, and others.

Viral ARI and SARI are primarily caused by a number of different viruses that include all Coronaviruses (SARS-CoV-2 that led to COVID-19, SRAS-CoV-1, hCoV-NL63, hCoV-OC43 and others), Influenza viruses including the H5N1 Bird Flu viruses, RSV, human Metapneumoviruses (hMPV), and Para-Influenza Viruses (PIV).

Thus, this Phase II Clinical Trial Design for the evaluation of safety and effectiveness of NV-387 in viral ARI and SARI would be expected to provide important information for effectiveness of NV-387 against RSV, Influenza, hMPV, as well as Coronaviruses.

Notably, NV-387 was found to be active against all tested respiratory viral infections (lethal lung infections) in animal model studies, which included RSV, Influenza viruses, Coronaviruses, as well as MPox/Smallpox. Further hMPV is similar to RSV in terms of its infection process, suggesting that NV-387 could be effective against it. Additionally, NV-387 is expected to be active against many other viruses because of its design that mimics the human host-side sulfated proteoglycans that all of these viruses use for causing effective cell infection.

H5N1 and NV-387 - A Drug that the Virus Would Not Escape - is Already Available to Respond to Potential Pandemic

We plan on pursuing NV-387 as a treatment for Influenza virus infections. NV-387 was found to be superior in activity against Influenza A/H3N2 lethal lung infection in comparison to the three approved drugs oseltamivir (Tamiflu®, Roche), peramivir (Rapivab®, BioCryst), and baloxavir (Xofluza®, Shionogi/Roche) in an animal model.

We believe NV-387 would be effective against H5N1 bird flu as well. Also we believe NV-387 would be effective against influenza viruses resistant to available drugs. NV-387 is expected to be active against substantially all of the Highly Pathogenic Influenza viruses (HPAI) including H5N1 “Bird Flu” (or Avian Flu) because the HPAI viruses including H5N1 viruses possess in the HA protein a “polybasic” site that has high affinity to HSPG, which NV-387 mimics. The polybasic site is thought to be partly responsible for the high pathogenicity of these viruses. Thus these HPAI/H5N1/H5N9 viruses can be expected to be attacked by NV-387 perhaps even more strongly than the “usual” Influenza viruses.

Importantly, the H5N1 bird flu virus from wild birds is rapidly evolving as it is contracted by humans; this is now established. Mutations were found in H5 gene that clearly indicate that the virus can readily escape vaccines and antibody drugs. Other mutations indicate the virus could acquire resistance to existing drugs rapidly, although in the Canadian girl’s case, no evidence of reduced antiviral susceptibility was found.

In this scenario, NV-387 stands apart in the field of antiviral countermeasures in that escape of virus even as it evolves is highly unlikely. This is because (i) NV-387 mimics the essential host-side feature that the virus requires for causing infection, and (ii) the activity spectrum of NV-387 is so broad, encompassing not just a single type of virus, but across many different types of viruses, that any small changes in a virus would be unlikely to enable the virus to escape NV-387.

The first fatality from H5N1 Bird Flu in the USA was announced on January 6, 2025 - an elderly Louisiana person with existing medical issues who died after fighting the virus for at least 20 days in the hospital. Just before this, a Canadian teenager girl survived a severe H5N1 infection suffering for almost 30 days with over 20 days in the hospital. In both cases, the virus was Influenza A H5N1 genotype D1.1 which is globally distributed in wild birds, and in open range bird flocks. Both cases were thought to have acquired infection from birds in the field.

In both cases, mutations in the H5 protein of the virus were found that increased the virus’ ability to target the human receptor (E186D, Q222H, A134V, and N182K). Additional mutations were also found in other important genes that can lead to greater pathology and resistance to current small chemical drugs.

This high propensity towards mutations in H5 can be expected to render vaccines and antibodies ineffective, as was experienced during the COVID pandemic.

Widespread H5N1 infection in dairy cows led California to declare a bird flu emergency in December, 2024. This virus was different from the one that caused the fatality, and is classified as Influenza A H5N1 genotype B3.13. The dairy cow H5N1 has infected over 60 persons, but has caused milder disease than the genotype D1.1.

Of increased concern, the more pathogenic D1.1 H5N1 virus has also been found in milk tests of certain dairy cow herds in Nevada in the USA in January/February 2025, raising the level of alert regarding the potential of its spread into humans.

In addition, another HPAI virus, H5N9, has been found to be circulating in ducks in California. It differs in the N protein from the H5N1 virus. At present none of these H5Nx viruses are known to transmit from human to human. However, continuous changes in the viral genome are thought to eventually lead to a virus that can effectively transmit from human to human, which could lead to a pandemic.

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

We plan to seek non-dilutive funding to advance NV-387 drug for the H5N1 indication, as well as for NV-387 as a treatment for COVID indication.

NV-387 Regulatory Development for the Treatment of Pediatric RSV Infection

In addition, we plan on Phase II clinical trial of NV-387 for the treatment of RSV infection, with the goal of developing a therapeutic for the treatment of pediatric patients, which is the greatest unmet need in RSV. RSV is an important disease particularly for infants and children under 6 years of age, as well as for older persons and immunocompromised patients. The market size for RSV is estimated at

$2.6 billion in 2024, growing to $4.3 billion in three years, at a rate of 18.9% as reported by GrowthPlusReports (https://www.growthplusreports.com/report/respiratory-syncytial-virus-rsv-therapeutics-market/8519). There are two protective antibodies and two protective vaccines, approved in the U.S. but no drug for the treatment of RSV infection, other than the last resort toxic drug ribavirin.

We are in the process of developing a Pre-IND application regarding NV-387 as a treatment for pediatric RSV infections to the US FDA. Treatment of pediatric RSV infections is an unmet medical need.

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

Two vaccines have recently been approved for protection of persons 60+ years old from RSV infection, namely, Arexvy® from GSK, and Abrysvo® from Pfizer. Both vaccines were demonstrated to only reduce the severity of RSV infection in vaccinated persons. Abrysvo was recently approved for use in pregnant women for protection of infants, despite significant side effects, indicative of the urgency for developing pediatric medical countermeasures against RSV infection.

Synagis (palivizumab), and the recently approved Beyfortus (nirsevimab) are antibodies approved only for prophylactic use in children and infants at high risk of severe RSV infection, but neither is approved for treatment of RSV infection.

There is no safe and effective therapeutic approved for the treatment of RSV infection to date, which remains an unmet medical need. Ribavirin, a highly toxic drug, is conditionally approved only for patients with high risk of progressively severe RSV disease, due to significant side effects including hemolytic anemia and kidney failure.

Each year in the United States, RSV leads to approximately 2.1 million outpatient (non-hospitalization) visits among children younger than 5 years old, resulting in 58,000-80,000 hospitalizations among children younger than 5 years old, and 100–300 deaths in children younger than 5 years old, according to the CDC (https://www.cdc.gov/rsv/research/index.html).

NV-HHV-1, Nanoviricide for the Treatment of Herpesvirus Infections (VZV – Chickenpox and Shingles, HSV-1, HSV-2)

In addition to NV-387, we have developed NV-HHV-1, a drug for the treatment of HSV-1 (“cold sores”), HSV-2 (“genital ulcers”), and VZV (“Shingles”, “chickenpox”) that mimics the host-side feature of the HVEM host protein that is required by all of these viruses for cell entry and infection. HVEM is the “HerpesVirus Entry Mediator” receptor on the cell surface. NV-HHV-1 formulated as skin cream has substantially completed IND-enabling studies for the treatment of Shingles rash. We plan to pursue clinical trials and regulatory approval of NV-HHV-1 after NV-387 undergoes a Phase II clinical trial.

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

NanoViricides Further Technology Developments Curing Virus Infections and Business Strategy

In addition, with the goal of curing virus infections, we have developed novel platform technologies. Under these technologies, we have developed several additional drug candidates that are at different preclinical drug development stages in our pipeline.

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

2. RSV: Oral dosing with NV-387 led to full survival of mice lethally infected with RSV/A2 to cause severe lung disease, whereas the only available drug against RSV, namely ribavirin, showed a limited increase in lifespan. The lethally RSV-infected animals in the NV-387-treated group showed no lung damage in lung histo-pathology study at all time points during the study, whereas animals in the ribavirin-treated group showed progressive pathology. There is no approved drug for the treatment of RSV infection, other than the last resort drug, ribavirin that has limited effectiveness.

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

Nanoviricides Can Encapsulate Small Chemicals as Guests, Enabling Improved Pharmacokinetics and thus Activity of the Guest

Further, NV-387 also acts as a unique and novel drug delivery vehicle, similar in action to exosomes. Thus, encapsulation of remdesivir in NV-387 enabled oral delivery of NV-387 and the activity of the resulting drug, NV-387-g-Rp, given orally in lethally infected animals, was found to be superior to that of each of NV-387 and remdesivir (Veklury®, Gilead).

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

Over 90% of known pathogenic viruses bind to one or more of these S-PG class attachment receptors. These viruses include Coronaviruses, Paramyxoviruses (RSV - Respiratory Syncytial Virus, and HMPV- human Metapneumovirus), Dengue Viruses, Chikungunya Virus, Herpesviruses, Human Papillomavirus (HPV), HIV, Hendra and Nipah Viruses, Ebola and Marburg Viruses, and Poxviruses, among others (Cagno V, Tseligka ED, Jones ST, Tapparel C. Heparan Sulfate Proteoglycans and Viral Attachment: True Receptors or Adaptation Bias? Viruses. 2019 Jul 1;11(7):596. doi: 10.3390/v11070596. PMID: 31266258; PMCID: PMC6669472). Thus, a large number of virus families use these S-PG family attachment receptors to concentrate next to cells and thereby efficiently infect cells, with different virus families having preferences to one or more of such attachment factors.

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

High Probability of Success in Clinical Trials for Drugs Based on NanoViricides Platform Technology

We are a clinical stage innovative drug development company, advancing from the research and development (“R&D”) stage into regulatory development of our drug candidates towards commercialization. We have been executing rapidly and efficiently, as well as in a cost-effective and productive manner, resulting in successful completion of the Phase I Safety and Tolerability clinical trial of our lead drug candidate, NV-387. We believe that this successful completion with no reported adverse events, which is the most desirable outcome from Phase I clinical trial to establish safety and tolerability of the drug candidate NV-387 is a very important milestone enabling NV-387 to advance for multiple antiviral indications into Phase II efficacy clinical trials. Additionally, this Phase I bodes well for our entire platform technology as being capable of producing drug candidates that are capable of successfully completing Phase I safety and tolerability studies.

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

Developments During the Reported Period

During the three months ended December 31, 2024, we have focused on preparing regulatory documentation that will be necessary for primarily (i) a Phase II MPox clinical trial of NV-387, and (ii) a Phase II RSV clinical trial of NV-387. We are in the process of developing a Phase II clinical trial application for submission to a regulatory agency in the Central African region, for the treatment of

MPox infection with NV-387. To this end we have retained a CRO to help us with the execution of the clinical trial. Sites for clinical trial have also been identified. In addition, we have started working on a Phase II clinical trial protocol for the treatment of RSV infection.

Further, we have continued to increase the scale of manufacture of NV-387 in our cGMP-compliant facility, effectively doubling the prior batch size, in preparation for supplying the drug products for the Phase II clinical trials. We believe this scale will be sufficient for a Phase II clinical trial for MPox or for a Phase II clinical trial for RSV. We will commission additional batches as we engage into additional clinical trials.

We have initiated the production program for Phase II clinical supply of NV-387 drug products. We have improved the NV-387 drug product formulations with organoleptic considerations (i.e. taste, flavor, feel and smell).

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

Thus NV-387 is ready to be advanced into Phase II human clinical trials against the different antiviral indications within its antiviral activity spectrum.

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

Therefore, while we fully believe that (i) NV-387 has demonstrated strong pan-coronavirus antiviral activity in pre-clinical studies and therefore (ii) NV-387 is a viable clinical drug candidate for COVID treatment; (iii) NV-387 could be substantially superior to available drugs such as remdesivir and Paxlovid®; and (iv) NV-387 would be available to the entire patient population while the available drugs have severe limitations, regrettably, we have determined that we cannot take NV-387 forward for COVID indication with our limited resources. We will continue to seek non-dilutive resources such as government grants and contracts for the development of NV-387 for the treatment of COVID and potentially long COVID. We are also seeking to advance NV-387 for COVID and Long COVID indications via partnerships.

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

Our Current Priorities – MPox, H5N1, and RSV

We are presently working on the Phase II clinical regulatory development of NV-387 as a treatment for MPox infection. If successful, this program is expected to enable us to tap into governmental programs for development and stockpiling of MPox and Smallpox treatments as preparedness against potenatial MPox pandemic and Smallpox bioterrorism events.

We continue to work on further development of NV-387 with the goal of the treatment of pediatric RSV infections.

We are also working on being prepared to respond to a H5N1 Bird Flu pandemic in humans, should it occur, with NV-387 for the treatment of bird flu.

We will continue to seek non-dilutive funding for further development of NV-387 as a treatment for COVID and Long COVID.

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

As we develop NV-387 further into Phase II clinical trials, we plan on seeking non-dilutive funding for the Smallpox/Mpox, COVID and Long COVID, Bird Flu, as well as RSV drug development programs as the opportunities arise. We plan on seeking partnerships for all of our drug development programs, as these programs mature further.

We have previously substantially completed IND-enabling studies for a drug candidate for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV). We plan on undertaking further development of our HerpeCide program into clinical trials after sufficient funding becomes available for re-engaging these programs.

As a risk factor, we recognize that the FDA may require additional studies to be done before approving the IND for any of our programs. Assuming that the FDA allows us to conduct human clinical studies as we intend to propose, we believe that this coming year’s work plan will lead us to obtain certain information about the safety and efficacy NV-387 in human clinical studies for the treatment of of MPox infection. If our studies are not successful, we will have to perform additional clinical trials for NV-387 for other appropriate indications, and/or develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further additional studies as necessary towards drug approval or licensure from regulatory agencies.

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

We have not engaged any other new collaborators during the reported quarter. In January 2025 we engaged a CRO to help us execute a Phase II clinical trial for the evaluation of NV-387 for the treatment of MPox in Central African region.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2024, we had cash and cash equivalents of $3,958,052, prepaid expenses of $113,807 and net property and equipment of $7,171,865. Accounts payable and accrued expenses were $1,184,064, inclusive of accounts payables to related parties of $866,783. Stockholders’ equity was $10,386,579 at December 31, 2024. In comparison, as of June 30, 2024, we had $4,797,778 in cash and cash equivalents, prepaid expenses of $172,742 and $7,512,463 of net property and equipment. Our liabilities at June 30, 2024 were $1,358,776 including accounts payable of $376,270 payable to third parties and accounts payable to TheraCour of $720,039, and accrued expenses of $262,467.

During the six month period ended December 31, 2024, we used approximately $4.8 million in cash toward operating activities. This was substantially greater than the prior one year ago period primarily due to certain one-time costs related to investor outreach activities and certain required additional non-clinical studies to advance NV-387 into Phase II.

During the six month period ended December 31, 2023, we used approximately $2.9 million in cash toward operating activities.

Research and Development Costs

We do not maintain separate accounting line items for each project in development. We maintain aggregate expense records for all research and development conducted. Because at this time all of our projects share a common core material, we allocate expenses across all projects at each period-end for purposes of providing accounting basis for each project. Project costs are allocated based upon labor hours performed for each project. Far fewer man-hours are spent on the projects at low priority than the projects at high priority. In the reported quarter, we have focused exclusively on our NV-387 drug development program. We have continued to work on development of documents for initiating a Phase II clinical trial for using NV-387 as a treatment for MPox infections in Central Africa, and on developing a Phase II clinical trial application for the development of NV-387 for the treatment of pediatric RSV infections in the U.S.

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the six month period ended December 31, 2024.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2024 decreased $417,528 to $1,156,351 from $1,573,879 for the three months ended December 31, 2023. Research and development expenses for the six months ended December 31, 2024 increased $48,898 to $3,089,442 from $3,040,544 for the six months ended December 31, 2023. The decrease in research and development expenses for the three months ended December 31, 2024 is due to a decrease in outside lab fees and clinical trial costs. The increase in research and development expenses for the six months ended December 31, 2024 is due to an increase in outside lab fees.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2024 increased $291,823 to $902,700 from $610,877 for the three months ended December 31, 2023. General and administrative expenses for the six months ended December 31, 2024 increased $961,640 to $2,137,443 from $1,175,803 for the six months ended December 31, 2023. The increase in general and administrative expenses for the three and six months ended December 31, 2024 is due to an increase in professional fees associated with investor outreach.

Interest Income – Interest income for the three months ended December 31, 2024 decreased $51,425 to $31,709 from $83,134 for the three months ended December 31, 2023. Interest income for the six months ended December 31, 2024 decreased $109,740 to $72,732 from $182,472 for the six months ended December 31, 2023. The decrease in interest income for the three and six months ended December 31, 2024 is due to a lower interest bearing balance during the period and lower interest rates during the current three and six month period compared to the prior period.

Interest Expense – Interest expense decreased $13,166 to $149 for the three months ended December 31, 2024 from $13,315 for the three months ended December 31, 2023. Interest expense decreased $49,659 to $149 for the six months ended December 31, 2024 from $49,808 for the six months ended December 31, 2023. The decrease in interest expense for the three and six months ended December 31, 2024 is a result of interest expense charged pursuant to the milestone payment note with TheraCour during the six month period ended December 31, 2023. The interest charged pursuant to the milestone payment note was cancelled by TheraCour on October 27, 2023. The cancellation of the note interest reduced accrued expense and increased additional paid in capital by $49,808.

Net Loss – For the three months ended December 31, 2024, the Company had a net loss of $(2,027,491) or $(0.14) per share compared to a net loss of $(2,114,937) or $(0.18) per share for the three months ended December 31, 2023. For the six months ended December 31, 2024, the Company had a net loss of $(5,154,302) or $(0.36) per share compared to a net loss of $(4,083,683) or $(0.35) per share for the six months ended December 31, 2023. The decrease in the net loss for the three months ended December 31, 2024, and increase in the net loss for the six months ended December 31, 2024 is generally attributable to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2024 we had $3,958,052 in cash and cash equivalents.

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at December 31, 2024 of approximately $144.5 million and a net loss of approximately $5.2 million and net cash used in operating activities of approximately $4.8 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2024, the Company had available cash and cash equivalents of approximately $4.0 million. The Company’s liabilities at December 31, 2024 were approximately $1.2 million. The Company raised additional capital of approximately $469,000, net of offering expenses, by ATM sales of our common stock from January 1, 2025 through January 6, 2025. Management believes that the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon controlling its overall expenses and identifying and securing additional financing. Management has considered several options for financing working capital as well as to obtain additional funds that will be needed for future human clinical trials. Management believes that we will be achieving several important milestones, including release of the Phase I clinical trial final report, a Phase II clinical trial application to evaluate safety and efficacy of NV-387 as a treatment for MPox, execution of this Phase II clinical trial, top-line results from the same, and further regulatory developments progressing NV-387 as cited elsewhere in this report, in the ensuing year. Management believes that as it achieves these milestones, there would be improvement in the liquidity of the Company’s stock, and that would improve our ability to raise funds on the public markets at terms that may be more favorable to the terms we are offered at present. Management believes that it has on-going access to the capital markets under an “At-The-Market” (ATM) agreement with D. Boral Capital (Formerly EF Hutton LLC) that became active around April 5, 2024. Management believes that the Company’s stock is currently undervalued in contrast to its asset value, based on the potential of NV-387 alone. Management believes that as our investor outreach program expands and bears fruit, this deviation should be lessened, enabling access to public markets for equity funding at reasonable valuations. In addition, Management plans to solicit funds by mortgaging its existing fully owned campus and cGMP manufacturing facilities in Shelton, CT, in order to free up a portion of the fixed capital for use as liquid working capital. These facilities were recently valued at $12 to $15 million by industry experts. However, there is no guarantee that we will be able to raise funds on reasonable terms acceptable to us, or at all.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the six months ended December 31, 2024.

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

As of December 31, 2024, an evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our President and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2024, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2024, the Company entered into a new ATM sales agreement with. D. Boral Capital (formerly known as EF huttonLLC), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2024 through December 31, 2024 the Company sold 2,445,660 shares of common stock at an average price of approximately $1.69 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $3,993,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$4,123,300
Less: offering costs and expenses	130,000
Net proceeds from issuance of common stock	$3,993,000

As of July 1, 2024 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $24,916 for the six months ended December 31, 2024. The balance of $24,916 will be recognized as the remaining 5,102 shares vest and service is rendered for the remaining six months ended June 30, 2025.

For the three and six months ended December 31, 2024, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,547 and $3,497, respectively for the three and six months ended December 31, 2024 related to these issuances.

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

The Scientific Advisory Board was granted in August 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.35 per share expiring in August 2028 and in November 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.58 per share expiring in November 2028. The fair value of the warrants was $154 for the three months ended December 31, 2024 and $383 for the six months ended December 31, 2024 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	52.55%-54.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.845%-4.285%

For the three and six months ended December 31, 2024, the Company’s Board of Directors authorized the issuance of 18,470 and 38,183, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $27,000 and $61,500, respectively, for the three and six months ended December 31, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and six months ended December 31, 2024, the Company’s Board of Directors authorized the issuance of 7,674 and 13,713, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $22,500 for the three and six months ended December 31, 2024, which is reflective of the fair value of the common stock on the dates of issuance.

Excluding those sold under the ATM, all of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws and are deemed restricted securities, and unless so registered may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 14, 2025	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: February 14, 2025	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)