Form 10-Q
period 2025-03-31
NANOVIRICIDES, INC.
filed 2025-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

As of May 15, 2025 there were approximately 16,072,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	March 31,	June 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,542,590	$4,797,778
Prepaid expenses	184,716	172,742
Total current assets	2,727,306	4,970,520

Property and equipment, net	6,982,750	7,512,463

Intangible assets, net	319,106	325,308

OTHER ASSETS
Service agreements	2,798	14,562
Total assets	$10,031,960	$12,822,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$352,818	$376,270
Accounts payable – related parties	813,477	720,039
Accrued expenses	32,616	262,467
Total current liabilities	1,198,911	1,358,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 905,330 and 892,625 shares issued and outstanding, at March 31, 2025 and June 30, 2024, respectively	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 16,071,950 and 13,144,055 shares issued and outstanding, at March 31, 2025 and June 30, 2024, respectively	160	131
Additional paid-in capital	155,578,860	150,838,832
Accumulated deficit	(146,745,980)	(139,374,895)

Total stockholders’ equity	8,833,049	11,464,077

Total liabilities and stockholders’ equity	$10,031,960	$12,822,853

See accompanying notes to the condensed financial statements

Nanoviricides, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
OPERATING EXPENSES
Research and development	$1,282,251	$1,214,661	$4,371,693	$4,255,205
General and administrative	966,905	693,742	3,104,349	1,869,545

Total operating expenses	2,249,156	1,908,403	7,476,042	6,124,750

LOSS FROM OPERATIONS	(2,249,156)	(1,908,403)	(7,476,042)	(6,124,750)

OTHER INCOME (EXPENSE)
Interest income	32,373	53,927	105,106	236,399
Interest expense	—	—	(149)	(49,808)

Other income (expense), net	32,373	53,927	104,957	186,591

NET LOSS	$(2,216,783)	$(1,854,476)	$(7,371,085)	$(5,938,159)

Net loss per common share- basic and diluted	$(0.14)	$(0.16)	$(0.50)	$(0.51)

Weighted average common shares outstanding- basic and diluted	16,026,318	11,779,579	14,761,896	11,747,978

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Nine Months Ended March 31, 2025

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	892,625	$9	13,144,055	$131	$150,838,832	$(139,374,895)	$11,464,077

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $55,890	—	—	893,006	9	1,710,129	—	1,710,138

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	14,408	—	14,408

Common stock issued for consulting and legal services rendered	—	—	19,713	—	34,500	—	34,500

Warrants issued to Scientific Advisory Board	—	—	—	—	229	—	229

Common stock issued for Directors fees	—	—	6,039	—	11,250	—	11,250

Net loss	—	—	—	—	—	(3,126,811)	(3,126,811)

Balance, September 30, 2024	903,216	$9	14,062,813	$140	$152,609,348	$(142,501,706)	$10,107,791

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $103,419	—	—	1,552,654	16	2,253,854	—	2,253,870

Series A preferred stock issued for employee stock compensation	387	—	—	—	14,005	—	14,005

Common stock issued for consulting and legal services rendered	—	—	18,470	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	154	—	154

Common stock issued for Directors fees	—	—	7,674	—	11,250	—	11,250

Net loss	—	—	—	—	—	(2,027,491)	(2,027,491)

Balance, December 31, 2024	903,603	$9	15,641,611	$156	$154,915,611	$(144,529,197)	$10,386,579

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $19,034	—	—	398,580	4	604,337	—	604,341

Series A preferred stock issued for employee stock compensation	1,727	—	—	—	18,376	—	18,376

Common stock issued for employee stock compensation	—	—	1,786	—	2,125	—	2,125

Common stock issued for consulting and legal services rendered	—	—	21,156	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	161	—	161

Common stock issued for Directors fees	—	—	8,817	—	11,250	—	11,250

Net loss	—	—	—	—	—	(2,216,783)	(2,216,783)

Balance, March 31, 2025	905,330	$9	16,071,950	$160	$155,578,860	$(146,745,980)	$8,833,049

NanoViricides, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the Nine Months Ended March 31, 2024

	Series A Preferred		Common Stock:
	Stock: Par $0.001		Par $0.001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2023	547,674	$5	11,698,497	$116	$145,946,258	$(131,080,749)	$14,865,630

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	9,617	—	9,617

Common stock issued for consulting and legal services rendered	—	—	39,103	1	50,599	—	50,600

Warrants issued to Scientific Advisory Board	—	—	—	—	159	—	159

Common stock issued for Directors fees	—	—	7,947	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,968,746)	(1,968,746)

Balance, September 30, 2023	558,265	$5	11,745,547	$117	$146,017,883	$(133,049,495)	$12,968,510

Series A preferred stock issued for employee stock compensation	387	—	—	—	9,358	—	9,358

Series A preferred stock issued upon conversion of related party promissory note	331,859	4	—	—	1,499,996	—	1,500,000

Common stock issued for consulting and legal services rendered	—	—	23,379	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	147	—	147

Common stock issued for Directors fees	—	—	9,717	—	11,250	—	11,250

Forgiveness of interest on related party debt	—	—	—	—	49,808	—	49,808

Net loss	—	—	—	—	—	(2,114,937)	(2,114,937)

Balance, December 31, 2023	890,511	$9	11,778,643	$117	$147,615,442	$(135,164,432)	$12,451,136

Series A preferred stock issued for employee stock compensation	1,727	—	—	—	14,189	—	14,189

Common stock issued for employee compensation	—	—	1,786	—	2,340	—	2,340

Common stock issued for consulting and legal services rendered	—	—	23,613	1	26,999	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	131	—	131

Common stock issued for Directors fees	—	—	9,825	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,854,476)	(1,854,476)

Balance, March 31, 2024	892,238	$9	11,813,867	$118	$147,670,351	$(137,018,908)	$10,651,570

Nanoviricides, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,371,085)	$(5,938,159)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	46,789	33,164
Common shares issued as compensation and for services	124,375	140,690
Warrants granted to Scientific Advisory Board	544	437
Depreciation	576,477	562,209
Amortization	6,202	6,202
Changes in operating assets and liabilities:
Prepaid expenses	(11,974)	36,938
Other assets	11,764	(4,547)
Accounts payable	(23,452)	184,338
Accounts payable - related party	93,438	(20,286)
Accrued expenses	(229,851)	164,843

NET CASH USED IN OPERATING ACTIVITIES	(6,776,773)	(4,834,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,764)	(58,397)
NET CASH USED IN INVESTING ACTIVITIES	(46,764)	(58,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	4,568,349	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,568,349	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,255,188)	(4,892,568)
Cash and cash equivalents at beginning of period	4,797,778	8,149,808
Cash and cash equivalents at end of period	$2,542,590	$3,257,240
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of Series A Preferred shares issued upon conversion of related party convertible promissory note	$—	$1,500,000
Forgiveness of interest on related party debt	$—	$49,808

See accompanying notes to the condensed financial statements

NANOVIRICIDES, INC.

December 31, 2023

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Nature of Business

NanoViricides, Inc. (the “Company”) is a clinical stage nano-biopharmaceutical company specializing in the discovery, development, and commercialization of drugs to combat viral infections using its unique and novel nanomedicines technology platform. The Company’s platform is based on host-mimicry, and thereby has uniquely enabled development of broad-spectrum antiviral drugs that the viruses would be unable to escape, a critical unmet need in antiviral therapeutics. NanoViricides possesses its own facility that supports research and development and drug discovery, drug candidate optimization, cGMP-compliant drug substance manufacturing, cGMP-compliant manufacturing and packaging of drug products for human clinical trials, and early commercialization. The Company has several drugs in various stages of development.

NanoViricides, Inc. is domiciled under the laws of the State of Delaware, with its principal operations located in the State of Connecticut. The Company’s fiscal year begins on July 1st and ends on the next June 30th of the calendar year. The Company operates in one reportable business segment.

Note 2 – Liquidity and Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at March 31, 2025 of approximately $146.7 million and a net loss of approximately $7.4 million and net cash used in operating activities of approximately $6.8 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

Management believes that the Company’s cash and cash equivalents balance of approximately $2.5 million, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

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

Additional milestones include filing of Clinical Trial Application (CTA) for Phase II clinical trial of NV-387 as treatment for MPox, execution of the Phase II clinical trial and attendant top-line readout, and the anticipated successful completion of the clinical trial. The Company anticipates that its Phase II clinical trial will be successful in demonstrating that NV-387 is effective and safe in the treatment of MPox infection, based on the known safety of NV-387 in both animal studies and the observations in Phase I human clinical trial, and the activity of NV-387 against lethal orthopoxvirus infection in animal models that simulate the dermal transfer of infection as well as direct lung infection. Further, the Company continues toward developing the Pre-IND and IND applications for a Phase IIa clinical trial of NV-387 for the treatment of RSV infection in adults, to be followed by a Phase IIb/III clinical trial of NV-387 for the treatment of RSV infection in hospitalized pediatric patients. To this end, the Company is also evaluating the possibility of a Phase IIa clinical trial of a RSV Infection Challenge in Humans. The Company executes its plans in a manner consistent with available resources, which can lead to reshuffling of priorities in its programs. Nevertheless, the Company has in the past and will continue to progress towards its goal of revolutionizing antiviral therapeutics.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Warrants	6,006	7,148	6,006	7,148

The Company has 905,330 shares of Series A preferred stock outstanding as of March 31, 2025. Only in the event of a “change of control” of the Company is each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2025, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,168,655 and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and this ASU should be applied on a prospective basis. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The requirements of this update require disclosure of significant segments expenses and increase the frequency of segment reporting to interim periods. The ASU is effective for all public companies for fiscal years beginning after December 15, 2023 and for interim periods within fiscal periods beginning after December 15, 2024. Early adoption is permitted and is applicable to all periods presented in the financial statements unless retrospective application is impracticable. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech, Pvt., Ltd (“KMPL”)	An entity of which Dr. Anil Diwan is a passive investor and advisor without operating control.

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and sold such property and equipment, at cost, to the Company	$—	$2,500	$46,764	$16,265

	As of
	March 31,	June 30,
	2025	2024
Account Payable – Related Party-TheraCour

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore there was no advance offset of the accounts payable due TheraCour at March 31, 2025 and at June 30, 2024.

	$576,110	$720,039

Accounts Payable- Related Party-KMPL

KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1 human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. In prior periods the amount due KMPL had been accrued and recorded in accrued expenses. At June 30, 2024, the aforesaid clinical trial related costs, as budgeted, of $227,435 were recorded as accrued expense in the accompanying June 30, 2024 balance sheet. The aforesaid clinical trial related costs, at actual amounts, of $237,367 have since been invoiced and recorded in accounts payable-related parties. Accounts payable to KMPL at March 31, 2025 and June 30, 2024 were:

	$237,367	$—

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Research and Development Costs Related Party

Development fees and other costs charged by to TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2025 and June 30, 2024.	$630,315	$588,763	$1,904,774	$1,918,231

	As of
	March 31,	June 30,
	2025	2024
Clinical Trial Costs Accrued - Related Party

Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India as of June 30, 2024. The amount has been recorded within accrued expenses in the accompanying balance sheet as of June 30, 2024. The aforesaid clinical trial related costs of $237,367 have since been invoiced and recorded in accounts payable-related party at March 31, 2025. See Accounts Payable- Related Party-KMPL above.	$—	$227,435

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

Line of Credit - Related Party

On November 13, 2023, the Company’s President and CEO, Dr. Anil Diwan, entered into a Line of Credit Agreement, as amended February 12, 2024, whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2025. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit are collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C – 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors.

On September 23, 2024 and becoming effective as of September 20, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. There were no subsequent amendments to the Line of Credit. The Company has not drawn against the Line of Credit facility as of March 31, 2025.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31,	June 30,
	2025	2024
GMP Facility	$8,168,045	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	63,056

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,501,973	6,469,578

Total Property and Equipment	15,013,050	14,966,286

Less Accumulated Depreciation	(8,030,300)	(7,453,823)
Property and Equipment, Net	$6,982,750	$7,512,463

Depreciation expense for the three months ended March 31, 2025 and 2024 was $189,114 and $187,889, respectively, and for the nine months ended March 31, 2025 and 2024 was $576,477 and $562,209, respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	March 31, 2025		Total	June 30, 2024		Total
	Finite Lived	Indefinite Lived	March 31,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2025	Intangible Assets	Intangible Assets	2024
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(139,848)	—	(139,848)	(133,646)	—	(133,646)
Intangible Assets, Net	$13,545	$305,561	$319,106	$19,747	$305,561	$325,308

Amortization expense amounted to $2,068 and $2,067 for the three months ended March 31, 2025 and 2024, respectively, and for the nine months ended March 31, 2025 and 2024 were $6,202 and $6,202, respectively.

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

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	June 30,
	2025	2024
Personnel and compensation costs	$26,616	$23,532
Consultant	6,000	11,500
Clinical trial costs due to KMPL	—	227,435
	$32,616	$262,467

Note 8 - Equity Transactions

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities (now D. Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2024 through March 31, 2025 the Company sold 2,844,240 shares of common stock at an average price of approximately $1.67 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $4,568,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$4,746,300
Less: offering costs and expenses	178,300
Net proceeds from issuance of common stock	$4,568,000

As of July 1, 2024 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $37,374 for the nine months ended March 31, 2025. The balance of $12,458 will be recognized as the remaining 2,551 shares vest and service is rendered for the remaining three months ended June 30, 2025.

For the three and nine months ended March 31, 2025, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $5,918 and $9,415, respectively for the three and nine months ended March 31, 2025 related to these issuances.

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

The Scientific Advisory Board was granted in August 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.35 per share expiring in August 2028 and in November 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.58 per share expiring in November 2028 and in February 2025 fully vested warrants to purchase 286 shares of common stock with exercise price of $1.67 expiring in February 2029. The fair value of the warrants was $161 for the three months ended March 31, 2025 and $543 for the nine months ended March 31, 2025 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	52.55 - 54.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.85 - 4.29%

For the three and nine months ended March 31, 2025, the Company’s Board of Directors authorized the issuance of 21,156 and 59,339, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $27,000 and $88,500, respectively, for the three and nine months ended March 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and nine months ended March 31, 2025, the Company’s Board of Directors authorized the issuance of 8,817 and 22,530, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $33,750 for the three and nine months ended March 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2024	6,862	$3.64	1.67	$399

Granted	858	1.87	3.62	—

Expired	(1,714)	5.70	—	—
Outstanding and exercisable at March 31, 2025	6,006	$2.79	1.67	$62

Of the outstanding warrants at March 31, 2025, 572 expire in fiscal year ending June 30, 2025, 2,288 expire in fiscal year ending June 30, 2026, 1,144 warrants expire in the fiscal year ending June 30, 2027, 1,144 warrants expire in the fiscal year ending June 30, 2028 and 858 warrants expire in the fiscal year ending June 30, 2029.

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

Note 11 – Subsequent Events

As of May 5, 2025, the Company was notified by our contract research organization (“CRO”) that we have received approval from the National Ethics Committee for Health (CNES) of the Ministry of Public Health (MSP), of the Democratic Republic of Congo (DRC), regarding the proposed Phase II clinical trial to evaluate safety and effectiveness of NV-387 for the treatment of patients with MPox disease caused by hMPXV infection. With this CNES approval, the said clinical trial proposal is cleared for further regulatory filing of a complete Clinical Trial Application (“CTA”).

The CNES approval clears the path for us to file the Clinical Trial Application to the regulatory agency, namely, the Ministry of Public Health, DRC, for full regulatory approval and start of the Phase II clinical trial.

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

As a host-mimetic, viruses cannot escape a nanoviricide drug by generating mutants and variants in the field, because all variants still require the same signature host features that our drugs mimic. In contrast, vaccines, antibodies and small chemical drugs are readily escaped by viruses because the viruses continuously change in the field, rendering these medical countermeasures ineffective. This was repeatedly observed during the COVID pandemic.

The host-mimicry nanoviricide platform has enabled development of extremely broad-spectrum antiviral drugs such as NV-387, as well as virus-type-specific drugs such as NV-HHV-1 (Herpesviridae) and NV-HIV-1 (HIV-1, 2 all mutants).

As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs. Phase I human clinical trial of NV-387 was completed with no adverse events meeting or exceeding safety and tolerability objectives of the trial. In non-clinical IND-enabling studies NV-387 as well as NV-HHV-1 have been found to be extremely good in terms of their effects on animal physiology, clinical and blood chemistry, as well as no organ-specific negative findings. These clinical and non-clinical findings validate our nanoviricide platform as being capable of clinically relevant drug development.

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

The Company’s lead drug candidate, NV-387, is a broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung infection animal model trials for the treatment of Coronaviruses, RSV, Influenza viruses as well as Smallpox and MPox, and the Company has predicted it to be active against all influenza viruses including bird flu H5N1 and H7N9, as well as against the Measles virus. All of these distinctly different viruses utilize HSPG (heparan sulfate proteoglycans) for cell infection; so do H5N1, H7N9, the highly pathogenic influenza viruses, and even the Measles virus.

The Company has initiated work towards evaluating the effectiveness of NV-387 in a humanized animal model of Measles virus infection.

The Company has initiated work to begin Phase II clinical trials to evaluate safety and effectiveness of NV-387 treatment in MPox patients (see below).

MPox caused by Clade 1 and 1b variants is currently a pandemic emergency in the African region covering multiple nations including Democratic Republic of Congo (DRC), Uganda, and nearby countries. A less pathogenic variant, MPox Clade 2, has spread across the globe and caused a widespread epidemic in May 2022 in the Western world that has now become endemic.

The Company is also in discussions with experts regarding a Phase II clinical trial for the evaluation of the effectiveness of NV-387 in the treatment of ARI and SARI of Viral origin (ARI = Acute Respiratory Infection and SARI = Severe Acute Respiratory Infection). The design of NV-387 suggests that it is likely to be active against most if not all respiratory viral infections (see below).

NV-387 is expected to be active against most if not all Highly Pathogenic Influenza viruses (HPAI) including H5N1 “Bird Flu” (or Avian Flu), and the Company plans to obtain non-dilutive funding to advance this drug for the H5N1 indication such as grants or contracts from government agencies.

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

In addition to NV-387, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans to progress NV-HHV-1 into human clinical trials, and further develop the HerpeCideTM program after the Phase II clinical trial of NV-387 for RSV, MPox, ARI/SARI, and possibly for multiple other indications, including Influenzas. In the HerpeCide program alone, the Company has drug candidates against at least five indications at different stages of development. The Company’s drug candidates against HSV-1 “cold sores” and HSV-2 “genital herpes” are in advanced pre-clinical studies and are expected to follow the shingles drug candidate into human clinical trials. In addition, the Company has drug candidates against HIV/AIDS, Dengue, Ebola/Marburg, and other viruses.

The Company’s drugs are based on several patents, patent applications, provisional patent applications, and other proprietary intellectual property held by TheraCour Pharma, Inc. (“TheraCour”), a related party substantially owned by Dr. Anil Diwan, to which the Company has broad, exclusive licenses. The licenses are to entire fields and not limited to specific compounds. In all, the Company has exclusive, worldwide licenses for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus, Dengue viruses, Ebola/Marburg viruses, Japanese Encephalitis virus, viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes (restated), Varicella Zoster Virus (“VZV”) infections (i.e. Shingles and Chickenpox), and SARS-CoV-2 infections. Additionally, the Company has signed a Memorandum of Understanding (“MoU”) on September 23, 2024 to codify the process for all antivirals drug development with TheraCour. Despite the name (“MoU”), this is a legal agreement between the Parties that has formally assigned a right of first refusal (ROFR) for all antiviral drug developments from TheraCour to the Company.

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

In all cases, the discovery of ligands and polymer materials as well as formulations, the chemistry and chemical characterization, and the process development and related work will be performed by TheraCour, a related party substantially owned by Dr. Anil Diwan, under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed. Upon commercialization, NanoViricides will pay 15% of net sales to TheraCour. Milestone payments were made or are specified in certain of the license agreements, details of which have been disclosed at the time the agreements were entered into. The Company negotiates and licenses specific verticals of therapeutic applications from TheraCour if promising drug candidates are found in early research and development against a virus target. TheraCour has not denied any such licenses when requested.

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

NV-387 Phase II Clinical Trials Preparation and Plans

NV-387 could be a much needed, ultra-broad-spectrum, direct acting, antiviral agent to treat multiple different viral infections reminiscent of antibiotics that possess a broad-spectrum to treat bacterial infections. Antibiotics such as penicillin directly attack the bacterial surface and thereby kill the bacteria. Similarly, NV-387 is designed to directly attack the viral surface and destroy the virus particle.

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

NV-387 Phase II Clinical Trials Plans for Respiratory Viruses – A Single Drug to Combat “Tripledemics”

We are planning to advance NV-387 into Phase II human clinical trials to assess effectiveness of NV-387 treatment in a number of different viral diseases in humans as resources allow.

We plan to further develop NV-387, as an ultra-broad-spectrum antiviral medication to treat a number of viral infections including Respiratory Syncytial Virus (RSV), Influenza Viruses including Bird Flu H5N1 (all variants), Coronaviruses (SARS-CoV-2, MERS-CoV, Seasonal Coronaviruses, hCoV-NL63), as well as possibly other respiratory viral infections, thus covering all of the “tripledemic” viruses and more with this single drug.

NV-387 Phase II Clinical Trial for MPox Epidemic

We are working on starting Phase II clinical trials to evaluate safety and effectiveness of NV-387 treatment in MPox patients, in light of the continuing MPox Clade Ia/Ib pandemic in Central African region with increasing spill over cases into the rest of the world reported since April, 2025.

To this effect, the Company has engaged a Contract Research Organization (CRO) to help with conducting the MPox clinical trial of NV-387 in countries in the central African region. Trial sites have also been identified already. The Company is preparing a clinical trial application for the MPox Phase II clinical trial for submission to the appropriate regulatory agencies in DRC (Democratic Republic of Congo) and in Uganda. Recently, the Company has received approval from the regional ethics committee in the DRC for conducting a Phase II clinical trial to evaluate the effectiveness of NV-387 as a treatment for MPox infections.

MPox caused by Clade Ia and Ib variants is continuing as a pandemic emergency in the Central African region covering multiple nations including Democratic Republic of Congo (DRC), Uganda, and nearby countries. WHO declared MPox outbreak in 2024 a Public Health Emergency of International Concern (PHEIC) on August 14, 2024, and maintains that the outbreak status still meets the PHEIC definition (https://www.who.int/news/item/17-03-2025-third-meeting-of-the-international-health-regulations-(2005)-emergency-committee-regarding-the-upsurge-of-mpox-2024). Clade Ib is more transmissible than Clade I and Clade II, and is also causing more pediatric infections (https://www.who.int/news/item/14-08-2024-who-director-general-declares-MPox-outbreak-a-public-health-emergency-of-international-concern).

A less pathogenic variant, MPox Clade II, particularly Clade IIb, has spread across the globe. The Clade II MPox virus caused a widespread epidemic in May 2022 in the Western world, and has now become endemic. It continues to cause cases in the USA every year as per May 2025 report of WHO on MPox outbreak global trends (https://worldhealthorg.shinyapps.io/mpx_global/).

Smallpox has always been considered a bioterrorism threat agent of highest priority, with MPox joining its ranks. The market size for a Smallpox/MPox drug can be estimated to be in the range of billions of dollars worldwide. Since the outbreak of MPox Clade Ib, which is both more transmissible and more pathogenic than the prior versions of this virus, globally public health protection agencies and governments have been concerned for pandemic preparation.

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

Viral ARI and SARI are primarily caused by a number of different viruses that include all Coronaviruses (SARS-CoV-2 that led to COVID-19, SRAS-CoV-1, hCoV-NL63, hCoV-OC43 and others), all Influenza viruses including the H5N1, H7N9 and other Bird Flu viruses, RSV, human Metapneumoviruses (hMPV), and Para-Influenza Viruses (PIV).

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

Measles Virus and NV-387 - A Drug to Respond to Current Measles Outbreak – Highly Likely to be Effective

Measles virus cases have been increasing in the USA year over year and in 2025 there have been over 935 confirmed cases and 3 deaths as of May 1, 2025 (https://www.cdc.gov/measles/data-research/index.html). The CDC has updated the Measles treatment overview fact sheet for health care providers to include recommendations for the use of vitamin A, antibiotics, and inhaled steroids, under the supervision of clinician, to treat measles.

There is no antiviral approved for the treatment of Measles virus, an urgent and unmet medical need. CDC fact sheet says that ribavirin is not approved for Measles, although it has been used in some patients, and that clinical data is lacking regarding its effectiveness. Ribavirin may be used only under an emergency use IND filing with the US FDA.

CDC notes that “MMR vaccination is the best way to prevent measles and its complications,” and that “those who cannot or prefer not to get vaccinated, risk of measles infection and severe illness.”

Vaccination rates for MMR vaccines in particular have fallen across the world, primarily because of loss of public faith in the communications regarding vaccines, compulsion during the COVID pandemic, as well supported belief that the side effects of vaccines have not been systematically captured and reported, and that, instead, there has been a strong bias in the health community to avoid associating side effects with the use of vaccines. The US Secretary of Health has begun revising the policies in order to perform more thorough evaluations of vaccines especially since vaccines are to be used in the entire population, unlike treatments that are used only in affected patients.

In particular, Measles is the most communicable disease known to man, and “herd immunity” that is required for elimination of Measles from the population, requires 95% of the population to be vaccinated. An increasing portion of the population is becoming incapable of generating full immunity upon vaccination because of immune system compromise, auto-immune diseases, severe allergies, chronic health issues such as diabetes and obesity, and advanced age. There is also personal reluctance for the risk that one’s own child may be affected by a major side effect even as documented rates of side effects are small. There are also communities with religious prohibition for using vaccines. Therefore, reaching 95% vaccination rate is becoming an ever distant goal.

New genotypes of the Measles virus are arising whereas Measles vaccine is based on an old genotype A.

Measles incidence rates are increasing worldwide. The need for an effective therapeutic cannot be over-emphasized.

NV-387 is anticipated to be effective against Measles virus. This is because of its broad-spectrum activity against viruses that use HSPG to infect cells. Measles virus belongs to the same class as RSV (paramyxoviruses), and uses HSPG for causing infection.

We believe that NV-387 has sufficient non-clinical and clinical data that it can be used in severe Measles cases under specific US FDA provisions related to investigator-initiated clinical trial in one or few patients that can provide preliminary information.

H5N1 and NV-387 - A Drug that the Virus Would Not Escape to Respond to Potential Pandemic

We plan on pursuing NV-387 as a treatment for Influenza virus infections. NV-387 was found to be superior in activity against Influenza A/H3N2 lethal lung infection in comparison to the three approved drugs oseltamivir (Tamiflu®, Roche), peramivir (Rapivab®, BioCryst), and baloxavir (Xofluza®, Shionogi/Roche) in an animal model.

We believe NV-387 would be effective against H5N1 bird flu as well. Also we believe NV-387 would be effective against influenza viruses resistant to available drugs. NV-387 is expected to be active against substantially all of the Highly Pathogenic Influenza viruses (HPAI) including H5N1 “Bird Flu” (or Avian Flu) because the HPAI viruses including H5N1 viruses possess in the HA protein a “polybasic” site that has high affinity to HSPG, which NV-387 mimics. The polybasic site is thought to be partly responsible for the high pathogenicity of these viruses. Thus these HPAI/H5N1/H5N9 viruses can be expected to be attacked by NV-387 perhaps even more strongly than the other Influenza viruses.

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

In both cases, mutations in the H5 protein of the virus were found that increased the virus’ ability to target the human receptor (E186D, Q222H, A134V, and N182K). Mutations were found in the H5 gene that clearly indicate that the virus can readily escape vaccines and antibody drugs. Additional mutations were also found in other important genes indicating that the virus could acquire resistance to existing drugs rapidly.

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

Widespread H5N1 infection in dairy cows led California to declare a bird flu emergency in December 2024. This virus was different from the one that caused the fatality and is classified as Influenza A H5N1 genotype B3.13. The dairy cow H5N1 has infected over 60 persons, but has caused milder disease than the genotype D1.1.

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

RSV causes severe infections primarily in infants and young children, persons over age 60 and immune-compromised persons.

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

We plan to seek non-dilutive grant and contracts funding for our drug candidates that are responsive to bio-defense and pandemic-preparedness objectives, as well as objectives of importance to the health agencies such as RSV and Measles.

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

Developments During the Reported Period

We note that the Trump administration and the Secretary of Health are in the process of revising the overall HHS goals, budgets and staffing with a focus on health maintenance, chronic diseases, nutrition, and antiviral treatments, with reduced focus on vaccines.

We believe that the emphasis of the Secretary on antiviral drug treatments would be beneficial to our drug development programs.

During the three months ended March 31, 2025, we have focused on preparing regulatory documentation that will be necessary for primarily (i) a Phase II MPox clinical trial of NV-387, and (ii) a Phase II RSV clinical trial of NV-387.

Phase II Clinical Trial for the Treatment of MPox with NV-387

We are in the process of developing a Phase II clinical trial application for submission to a regulatory agency in the Central African region, for the treatment of MPox infection with NV-387. To this end we have retained a CRO to help us with the execution of the clinical trial.

Our CRO has already engaged one clinical trial site as of this reporting, and we are working on an additional site.

Importantly, we have recently received an approval to proceed to a Phase II clinical trial for MPox from the Regional Ethics Committee in the Democratic Republic of Congo (DRC), based on the non-clinical data on safety and efficacy, as well as the safety and tolerability data from a draft report of the Phase I clinical trial of NV-387.

This clears the path for us to submit a Phase II Clinical Trial Application (CTA) for the use of NV-387 for the treatment of MPox disease (caused by MPXV infection) to the DRC regulatory agency.

We are now completely focused on preparing the Phase II MPox CTA for NV-387.

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

We are currently executing the production program for Phase II clinical supply of NV-387 drug products. We have improved the NV-387 drug product formulations with organoleptic considerations (i.e. taste, flavor, feel and smell). We have ordered additional custom equipment, made in the USA, for the gummies blister-pack filling and sealing operation that is expected to be delivered soon.

Treatment of Measles Virus Infection Using NV-387

During the reported quarter, we have initiated a program for the development of NV-387 as an antiviral treatment for Measles virus infection. We have acquired a Measles virus in our BSL2 Virology lab and we have grown it in cell cultures in a small quantity sufficient for initial animal studies.

We have completed designing an experiment for the evaluation of NV-387 as a treatment for Measles virus infection in an animal model. Measles virus is host restricted and requires the use of humanized hCD150 (h-SLAP) mice for this work. These mice are grown only on order and take several weeks for delivery. We have already commissioned this animal model study.

If the animal model study is successful, we plan on opening an IND with the US FDA for a Phase II clinical trial for the evaluation of NV-387 as a treatment of measles virus. We plan on seeking non-dilutive grant support for development of NV-387 as a treatment for Measles virus.

We already have the supporting data required for such an IND as summarized below.

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

A Phase I clinical trial of (i) NV-387 Oral Syrup and (ii) NV-387 Oral Gummies formulations to evaluate Safety and Tolerability in healthy human subjects was completed with the discharge and final visit of the last subject at the end of December, 2023. There were no reported adverse events, and there were no drop-outs in this clinical trial of 72 subjects. Thus, the drug NV-387, in both of the oral formulations studied, namely oral syrup and oral gummies (a soft solid form that dissolves in the mouth), is deemed to be safe and well tolerated and can be further advanced into Phase II clinical trials, as per communications with the Data Safety and Monitoring Board (DSMB) an independent expert review committee commissioned for this clinical trial. We are awaiting a final report of the clinical trial. This statement regarding safety and tolerability will be evaluated, after we submit the final Phase I report, by the regulatory agency.

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

Our Current Priorities – Measles, MPox, H5N1, and RSV

We are presently working on the Phase II clinical regulatory development of NV-387 as a treatment for MPox infection. If successful, this program is expected to enable us to tap into governmental programs for development and stockpiling of MPox and Smallpox treatments as preparedness against potential MPox pandemic and Smallpox bioterrorism events.

We have initiated work on evaluating NV-387 as a treatment for Measles virus infection in a relevant animal model. If successful, we believe this will enable us to apply for Phase II human clinical trials with the US FDA and seek non-dilutive grant funding for the same.

We continue to work on further development of NV-387 with the goal of the treatment of pediatric RSV infections.

We are also working on being prepared to respond to a H5N1 Bird Flu pandemic in humans, should it occur, with NV-387 for the treatment of bird flu.

COVID and Long COVID

We will continue to seek non-dilutive funding for further development of NV-387 as a treatment for COVID and Long COVID.

We plan on continuing to perform pre-clinical investigations to expand the usage of NV-387 as an antiviral drug against other viruses to improve return on investment, ROI.

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

We have established several different types of assays for screening of drug candidates against Coronaviruses, SARS-CoV-2 Pseudovirions, VZV, HSV-1, HSV-2, Influenza viruses, RSV, Ectromelia virus (a stand-in for MPox and Smallpox viruses), among others in this lab. We are working on developing an H5N1 Bird Flu pseudovirion assay. We have begun working on the Measles virus during the reported quarter. Our BSL-2 Virological capability has been instrumental in our rapid development of potential drug candidates for further investigation towards human clinical trials. We believe that having developed the internal capabilities for cell culture testing of our ligands and nanoviricides against a variety of viruses has substantially strengthened and accelerated our drug development programs.

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

As we develop NV-387 further into Phase II clinical trials, we plan on seeking non-dilutive funding for the Measles, RSV, Smallpox/Mpox, COVID and Long COVID, as well as Influenza and Bird Flu drug development programs as the opportunities arise. We plan on seeking partnerships for all of our drug development programs, as these programs mature further.

We have previously substantially completed IND-enabling studies for a drug candidate for the treatment of shingles rash caused by reactivation of the chickenpox virus (aka varicella-zoster virus, VZV). We plan on undertaking further development of our HerpeCide program into clinical trials after sufficient funding becomes available for re-engaging these programs.

As a risk factor, we recognize that the FDA may require additional studies to be done before approving the IND for any of our programs. Assuming that the FDA and other International regulatory agencies allow us to conduct human clinical studies as we intend to propose, we believe that the coming year’s work plan will lead us to obtain certain information about the safety and efficacy NV-387 in human clinical studies for the treatment of MPox infection and possibly Measles infection. If our studies are not successful, we will have to perform additional clinical trials for NV-387 for other appropriate indications, and/or develop additional drug candidates and perform further studies. If our studies are successful, then we expect to be able to undertake further additional studies as necessary towards drug approval or licensure from regulatory agencies.

We believe we have sufficient funds for undertaking the Phase II clinical trial for evaluation of NV-387 for the treatment of MPox in DRC. We plan on seeking additional funding for all of our drug programs from non-dilutive sources as well as raising equity-based financing as appropriate.

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

In January 2025 we engaged a CRO to help us execute a Phase II clinical trial for the evaluation of NV-387 for the treatment of MPox in the Central African region.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2025, we had cash and cash equivalents of $2,542,590, prepaid expenses of $184,716 and net property and equipment of $6,982,750. Accounts payable and accrued expenses were $1,198,911, inclusive of accounts payables to related parties of $813,477 and accrued expenses of $32,616. Stockholders’ equity was $8,833,049 at March 31, 2025. In comparison, as of June 30, 2024, we had $4,797,778 in cash and cash equivalents, prepaid expenses of $172,742 and $7,512,463 of net property and equipment. Our liabilities at June 30, 2024 were $1,358,776 including accounts payable of $376,270 payable to third parties and accounts payable to related parties of $720,039, and accrued expenses of $262,467, of which $227,435 was due to a related party.

During the nine month period ended March 31, 2025, we used approximately $6.8 million in cash toward operating activities. This was substantially greater than for the nine months ended March 31, 2024 primarily due to certain one-time costs related to investor outreach activities and certain required additional non-clinical studies to advance NV-387 into Phase II.

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

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the nine month period ended March 31, 2025.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2025 increased $67,590 to $1,282,251 from $1,214,661 for the three months ended March 31, 2024. Research and development expenses for the nine months ended March 31, 2025 increased $116,488 to $4,371,693 from $4,255,205 for the nine months ended March 31, 2024. The increase in research and development expenses for the three and nine months ended March 31, 2025 is due to an increase in outside lab fees and clinical trial costs.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2025 increased $273,163 to $966,905 from $693,742 for the three months ended March 31, 2024. General and administrative expenses for the nine months ended March 31, 2025 increased $1,234,804 to $3,104,349 from $1,869,545 for the nine months ended March 31, 2024. The increase in general and administrative expenses for the three and nine months ended March 31, 2025 is due to an increase in professional fees associated with investor outreach.

Interest Income – Interest income for the three months ended March 31, 2025 decreased $21,554 to $32,373 from $53,927 for the three months ended March 31, 2024. Interest income for the nine months ended March 31, 2025 decreased $131,293 to $105,106 from $236,399 for the nine months ended March 31, 2024. The decrease in interest income for the three and nine months ended March 31, 2025 is due to a lower interest bearing balance during the period and lower interest rates during the current three and nine month period compared to the prior periods.

Interest Expense – There was no interest expense incurred during the three months ended March 31, 2025 and March 31 2024. Interest expense decreased $49,659 to $149 for the nine months ended March 31, 2025 from $49,808 for the nine months ended March 31, 2024. The decrease in interest expense for the nine months ended March 31, 2025 is a result of cancellation of the milestone payment note with TheraCour during the nine month period ended March 31, 2024. The interest charged pursuant to the milestone payment note was cancelled by TheraCour on October 27, 2023. The cancellation of the note interest reduced accrued expense and increased additional paid in capital by $49,808.

Net Loss – For the three months ended March 31, 2025, the Company had a net loss of $(2,216,783) or $(0.14) per share compared to a net loss of $(1,854,476) or $(0.16) per share for the three months ended March 31, 2024. For the nine months ended March 31, 2025, the Company had a net loss of $(7,371,085) or $(0.50) per share compared to a net loss of $(5,938,159) or $(0.51) per share for the nine months ended March 31, 2024. The increase in the net loss for the three and nine months ended March 31, 2025 is generally attributable to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2025 we had $2,542,590 in cash and cash equivalents.

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at March 31, 2025 of approximately $146.7 million and a net loss of approximately $7.4 million and net cash used in operating activities of approximately $6.8 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2025, the Company had available cash and cash equivalents of approximately $2.5 million. The Company’s liabilities at March 31, 2025 were approximately $1.2 million. Management believes that the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended March 31, 2025.

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

As of March 31, 2025, an evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our President and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities (now D. Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2024 through March 31, 2025 the Company sold 2,844,240 shares of common stock at an average price of approximately $1.60 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $4,568,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$4,746,300
Less: offering costs and expenses	178,300
Net proceeds from issuance of common stock	$4,568,000

As of July 1, 2024 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $37,374 for the nine months ended March 31, 2025. The balance of $12,458 will be recognized as the remaining 2,551 shares vest and service is rendered for the remaining three months ended June 30, 2025.

For the three and nine months ended March 31, 2025, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $5,918 and $9,415, respectively for the three and nine months ended March 31, 2025 related to these issuances.

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

The Scientific Advisory Board was granted in August 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $2.35 per share expiring in August 2028 and in November 2024 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.58 per share expiring in November 2028 and in February 2025 fully vested warrants to purchase 286 shares of common stock with exercise price of $1.67 expiring in February 2029. The fair value of the warrants was $161 for the three months ended March 31, 2025 and $544 for the nine months ended March 31, 2025 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	52.55 - 54.18%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.85 - 4.29%

For the three and nine months ended March 31, 2025, the Company’s Board of Directors authorized the issuance of 21,156 and 59,339, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $27,000 and $88,500, respectively, for the three and nine months ended March 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and nine months ended March 31, 2025, the Company’s Board of Directors authorized the issuance of 8,817 and 22,530, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $33,750 for the three and nine months ended March 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: May 15, 2025	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: May 15, 2025	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)