Form 10-K
period 2025-06-30
NANOVIRICIDES, INC.
filed 2025-09-29
CIK 1379006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

Yes      ☐      No     ☒

On September 27, 2025 there were approximately 17,431,000 shares of common stock of the registrant issued and outstanding.

The aggregate market value of the voting stock held on December 31, 2024, by non-affiliates of the registrant was approximately $21,530,000 based on the closing price of $1.43 per share, as reported on the NYSE American on December 31, 2024, the last business day of the registrant’s most recently completed fiscal second quarter (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

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

On September 25, 2013, the Company’s common stock began trading on the New York Stock Exchange American under the symbol, “NNVC”.

We are a clinical stage company with our first drug ready to enter Phase II human clinical efficacy trial, having successfully completed Phase Ia/Ib human clinical safety and tolerability trial. Based on our nanoviricides™ platform technology, we also have several additional drug candidates in various stages of pre-clinical development, including IND-filing stage and late stage IND-enabling non-clinical studies. We have no customers, products or revenues to date, and may never achieve revenues or profitable operations.

We are engaged in developing a class of drugs, that we call nanoviricides™, using a platform technology based on the application of nanomedicine technologies to the complex issues of viral diseases. This approach enables rapid development of effective new drugs against a number of different viruses, that the viruses are highly unlikely to escape even as they evolve rapidly in the field, solving an important problem in attacking viruses. The virus evolution is known to generate viruses that escape the traditional antiviral approaches vaccines, antibodies and small chemical drugs.

NanoViricides Technology Platform Target Product Profile in Brief

We are a clinical stage company developing (a) host-mimetic, and (b) direct-acting, nanomachines capable of dismantling a targeted virus, (c) without assistance from the human immune system.

a.	Virus Escape Unlikely. As a host-mimetic, viruses cannot escape a nanoviricide drug by generating mutants and variants in the field, because all variants still require the same signature host features that our drugs mimic. In contrast, vaccines, antibodies and small chemical drugs are readily escaped by viruses as mutations occur, rendering these medical countermeasures ineffective.
b.	Direct Antivirals Expected to Provide Significant Safety and Tolerability Benefits. As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs that interfere with cellular processes.
c.	Applicable for All Patient Population. As a complete nanomachine that is designed to bind, engulf, and destroy virus particles without dependence on the patient’s physiology, a nanoviricide is expected to provide antiviral effect for all patients, from infants, pediatrics, adults, to seniors.
d.	Does Not Require Healthy Immune System. Any viral infection that causes significant pathology does so by virtue of host immune system disrepair, either pre-existing, or caused by the virus itself. Therefore, nanoviricides can be expected to be superior to approaches such as vaccines and antibodies that require a good functional host immune system for antiviral response.

These distinctive features that set nanoviricides apart from the entire world of current antiviral approaches are made possible by our novel nanoviricide chemical nanomachine design. After decades of development, this novel nanoviricide technology has now successfully reached clinical stage and regulatory processes towards approval of drugs for commercialization.

NV-387, Phase II-Ready Broad-Spectrum Nanoviricide Drug Development Against Multiple Viruses

Our first clinical stage drug candidate, NV-387, has completed Phase Ia/Ib human clinical trial for the evaluation of safety and tolerability in healthy subjects. NV-387 is the active ingredient in the two drug product formulations labeled “NV-CoV-2 Oral Syrup” and “NV-CoV-2 Oral Gummies” that we developed for the treatment for COVID infection. In this clinical trial for safety and tolerability in healthy human adult subjects: (a) there were no drop-outs, (b) there were no reported adverse events, and (c) the drugs were well-tolerated even at the highest level of dosing given multiple times. These results are indicative of safety and tolerability that have been successfully achieved for NV-387. The Clinical Study Report, a final document resulting from this clinical trial is in draft stages nearing completion. We anticipate its submission to the regulatory agency in India soon.

NV-387 is a uniquely broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung infection animal model studies of Coronavirus, RSV, Influenza and even an Orthopoxvirus model for Smallpox and MPox, and most recently, even in a humanized mice model for Measles. These distinct types of viruses share a common feature; that they all utilize heparan sulfate proteoglycan (HSPG) or related Sulfated Proteoglycans (S-PG) as the first “attachment receptor” to which they bind and thereby prepare to attack the cells and cause infection. Each of these viruses then differ in the specific receptor(s) on the cell that the virus uses for attacking the cell, called the “cognate receptor(s)”, and thereby fuse with the cell and enter the cell initiating infection.

NV-387 is designed to mimic the essential, invariant, feature of S-PG onto which the virus lands first as it infects a human cell. Thus, NV-387 is designed to interfere at the earliest possible step before the virus can even infect a cell. Over 90% of human pathogenic viruses are known to use sulfated proteoglycans (“S-PG”) such as heparan sulfate proteoglycans (HSPG), dermatan sulfate, chondroitin sulfate, and others. This enables an extremely broad potential range of viruses that NV-387 could effectively address as an antiviral drug.

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

NV-HHV-1, Clinical-Ready Drug Candidate and the HerpeCide™ Program

We are also developing several other virus-family-specific drug candidates, by mimicking the common cellular cognate receptors of viruses.

NV-HHV-1 is designed to attack all herpesviruses that use the cognate receptor on cells called the “Herpesvirus Entry Mediator” (HVEM, also called CD270 and TNFRSF14) for cell entry.

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

HSV-1 infection is known to be associated with and possibly a cause of the neurodegenerative disease, Alzheimer’s disease (AD). Current therapies for HSV are limited in effectiveness and most of them target the DNA replication part of the virus. NV-HHV-1, with a mechanism orthogonal to the current therapies, could lead to a substantial improvement in the overall anti-HSV effectiveness and thereby could provide an option for blocking further neurodegeneration in AD.

NV-HIV-1, A Novel Mechanism Anti-HIV Drug Candidate and the HIVCide™ Program

We developed NV-HHV-1 to attack HIV by mimicking the conserved binding of HIV to the CD4 cell surface cognate receptor. This drug has shown remarkable effectiveness in animal studies in SCID-Hu-Thy-Liv implanted humanized mouse model for HIV. Given that Delta-CCR5- subjects are HIV-resistant, and that bone marrow transplant from such patients has led to effective cure of HIV, we believe it is possible that NV-HIV-1 itself or a further modified form to include mimicking the CCR5 portion, could lead to a drug that is close to a cure for HIV infection.

Other Drug Development Programs in the Pipeline

We have several other drug candidates at different preclinical drug development stages in our pipeline for the treatment of other viral infections including Dengue viruses, Ebola viruses, etc.

NanoViricides Owns Facilities with Fully Integrated Development and Manufacturing Capabilities

NanoViricides is one of a few pharmaceutical drug developers with its own facilities that support the entire drug development process from design and discovery, to chemical synthesis, to initial antiviral evaluation (in cell culture models), to scale-up of drug candidates, to set-up and cGMP-compatible manufacture drug substances. Our facility also supports cGMP-compatible formulation, filling, labeling and finished packaging of drug products. In addition, we also have well-equipped analytical laboratories that support both R&D development and cGLP compatible analytical testing and characterization of drug substances and drug products in the same facility. The facility is located at 1 Controls Drive, Shelton, CT.

Having such integrated facility available enabled us to develop the NV-CoV-2 COVID drug (that contains the active pharmaceutical ingredient NV-387) from concept to completion of safety/pharmacology studies required for clinical trials within a matter of just one year.

The Phase Ia/Ib human clinical trial began in June 2023 and the healthy subjects treatment and observation part was completed as of the end of December 2023. The clinical trial drug products, NV-CoV-2 Oral Syrup, and NV- CoV-2 Oral Gummies which are two oral formulations of the active ingredient NV-387, were manufactured at our Shelton, CT campus, and then shipped to and received by Karveer Meditech Pvt. Ltd. (“KMPL”) our collaborator. Under the agreement with KMPL, we will pay for the expenses of the clinical trials, and in return we will benefit from having the data and reports made available for regulatory filings in other territories of the world. Upon commercialization by KMPL in India, we will receive royalties from KMPL equal to 70% of sales net of costs to unaffiliated third parties.

We have already manufactured the clinical drug substance NV-387 for the first Phase II clinical trial at this facility. The clinical drug product for this Phase II clinical trial is also planned for production at our own cGMP-compatible facility. A pilot run was completed recently, subsequent to the reporting period of this annual report.

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

We executed a Memorandum of Understanding (“MOU”) with TheraCour on September 23, 2024, subsequent to the reported period, whereby we have obtained a right of first refusal for all antiviral drug developments including unlicensed developments that occur during the course of the Development Activities as specified in our license agreements, and have set out the process of development of drugs for unlicensed viral indications towards completion of appropriate license agreements. The Company and TheraCour have also agreed in this MOU that any cash milestone payments related to development activities, that are awardable, will become payable only upon NanoViricides having sufficient revenue, as defined in and more fully described in the Amendment to the COVID License Agreement referred to above, thereby including the provisions previously incorporated in the Amendment to the COVID License Agreement, to all present and future license agreements.

We have out-licensed NV-CoV-2 and NV-CoV-2-R for further clinical drug development and commercialization in the territory of India to KMPL, a company of which Dr. Anil Diwan is a passive investor and advisor, enabling KMPL to sponsor our drug products originally developed for COVID treatment, namely NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies into Phase I human clinical trial.

Our Plan for Regulatory Development and Commercialization of Our Drugs

Our most advanced drug candidate at present is the broad-spectrum antiviral drug NV-387.

NV-387’s Broad Antiviral Spectrum Cuts Across Virus Families

NV-387 is the active pharmaceutical ingredient of both the oral formulations, namely NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies drug products. In various animal models of lethal virus infection challenge, NV-387 was found to lead to substantial increase in survival, compared to even approved drugs where available, indicating potential for successful clinical regulatory development as a treatment for a number of viruses. Additional criteria studied in these animal models also further bolstered these expectations of potentially successful regulatory development. The viruses we have tested and found to support expectations of potentially successful regulatory development include RSV and Influenza in addition to Coronaviruses, covering the so-called “tripledemic” viruses with a single drug to treat them. In addition, similar strong results were found for treatment with NV-387 of orthopoxvirus infection in animal models, both by dermal route, as well as by direct lung infection route. Additionally, strong results were found for treatment with NV-387 of lethal Measles virus lung infection in a humanized hCD150-knock-in mouse model. In the animal model studies, the dermal infection route models MPox infection, whereas the lung infection route models potential bioterrorist attack with Smallpox virus.

The above mentioned broad-spectrum antiviral effect of NV-387 as found in animal models of lethal virus challenge infection suggests that NV-387 is eligible for regulatory clinical development as a potential treatment for RSV, Influenza, MPox and Smallpox, as well as Measles, in addition to Coronaviruses, based on the current data at hand. It is possible that NV-387 may have similar antiviral effect against many other viruses, something that we plan on continuing to evaluate as our programs advance. This expectation is based on the mechanism of NV-387 in that it mimics sulfated proteoglycan structures associated with host cells that are used by over 90% of human pathogenic viruses as attachment receptors.

The viruses we have tested NV-387 against cut across different virus types, including RNA viruses as well as DNA viruses of different kinds. We are not aware of any other antiviral drug in development that has such a broad spectrum of activity, and safety/tolerability in humans that would potentially allow use across the entire human population.

We have developed a regulatory strategy for NV-387 that we believe would take NV-387 into commercialization stage in the most cost-effective manner and in the most rapid manner. To this end, we are devising Phase II clinical trials for NV-387 against MPox, an “Orphan” disease in the USA, as well as an innovative “basket-type” clinical trial to assess effectiveness of NV-387 against a range of viruses in a single clinical trial.

Phase II Clinical Trial for Evaluating NV-387 for the Treatment of MPox

We are working on initiating a Phase II clinical trial for NV-387 as a treatment for MPox disease caused by the MPXV virus in the Democratic Republic of Congo (DRC). We have obtained a preliminary approval from the Ethics Committee of the regulatory agency in charge for the African region, namely ACOREP, for this clinical trial. We have signed up a Clinical Trial Research Organization (CRO) to help develop the clinical protocol and conduct the clinical trial. With the CRO, we have identified sites for the clinical trial and have engaged one site in particular, which we believe will be able to provide all of the patients recruitment as needed for the Phase II clinical trial. We are now in the process of developing a clinical trial application.

In addition to the Phase II clinical trial to evaluate the safety and effectiveness of NV-387 treatment in MPox patients, we are also planning another Phase II clinical trial to evaluate the potential of NV-387 as an emperic antiviral therapeutic for acute and severe-acute viral respiratory infections (Viral ARI and SARI).

Phase II Clinical Trial for Assessing the Potential of NV-387 as a Revolutionary “Emperic” Antiviral Therapeutic

NV-387 is likely to become an “emperic therapy” for respiratory viral infections, similar to how amoxicillin has become the go-to empiric therapy for respiratory bacterial infections, if its activity that was observed in numerous animal model studies against respiratory infections holds up in the human clinical setting. This is very important for viral diseases, because the first 48 hours are crucial for successful treatment of such viral infections, as seen from notations in the product labels for a number of anti-influenza drugs such as oseltamivir (Tamiflu®, Roche), Zanamivir, and others. Regrettably, at present, antivirals are prescribed only after testing and determination of the causative agent, because the drugs are specific to the virus. This results in the loss of the window of opportunity for best impact, not accounting for the fact that patient already suffers for a couple of days hoping for recovery before seeking physician’s help.

In contrast to the current one-drug-one-bug antiviral agents, we believe that NV-387 could be prescribed when a patient presents with respiratory symptoms consistent with a viral infection without testing for specific virus, analogous to how antibiotics for respiratory bacterial infections are prescribed, i.e. as an emperic, first-line therapy. This will become possible if NV-387 demonstrates effectiveness in a properly designed clinical trial against a majority of viral respiratory infections. To this end, we are designing a so called “basket-type”, adaptive, clinical trial to evaluate the effectiveness of NV-387 administered in respiratory viral infections regardless of what the causative virus is. This Phase II clinical trial will enable us to obtain definitive data regarding effectiveness of NV-387 against at least two of the most prevalent viruses during the clinical trial at the trial sites, with substantially indicative data against many others.

We are therefore planning an adaptive, “basket-type”, Phase II clinical trial for the evaluation of NV-387 as a treatment for Viral Acute or Severe Acute Respiratory Infections (Viral-ARI or Viral-SARI). We believe we will obtain definitive data against Influenza, RSV, and Coronaviruses, or at least two of these three viruses, as well as substantially indicative data against the adenoviruses, echoviruses, picornaviruses, rhinoviruses (generally regarded as common cold viruses), and many others that infect by the respiratory route, in this single clinical trial. This would substantially save on costs of conducting clinical trials, and would open up the path for confirmatory Phase III clinical trials to potentially enable a variety of antiviral indications if successful.

NV-387 Has Been Formulated for Several Routes of Administration

We found that NV-387 is effective when orally administered in animal studies, unlike other known nanomedicines that are limited to injectable routes. We developed a soft solid “Oral Gummies” formulation of NV-387. This formulation has the advantage that it dissolves by itself in the mouth, eliminating the need to swallow a hard tablet. This is important for many of the diseases we are targeting. Sore throat from respiratory viral infections, Mouth Ulcers, in the case of MPox, or even old age or very young age, makes tablet swallowing difficult. Our gummies formulation can be readily administered to such patients.

We have also developed an injectable formulation primarily for use in severe cases that do not require hospitalization, an I.V. infusion formulation, that would be preferred for hospitalized patients with I.V. central line, as well as a solution for direct lung inhalation using an off-the-shelf nebulizer, which would provide most concentrated drug action at the site of the most severe infection, namely in the lungs. We plan on performing clinical trials for these cases after the two Phase II studies above are completed.

Benefits of Our Regulatory Approach for NV-387 – Orthopoxviruses – MPox, Smallpox, Biodefense

The Phase II MPox clinical trial in DRC is expected to provide first evidence of efficacy of NV-387 in a viral disease in humans.

MPox was declared as a global Public Health Emergency of International Concern (“PHEIC”) by the World Health Organization (WHO) around May 2022 that was canceled about a year later. This PHEIC was caused by spill-over of the MPox Clade II virus from Africa into European countries and into the USA.

The MPox Clade II continues to cause cases in the USA even in 2025 and is an “Orphan” disease in the USA. It is less severe and less lethal than its cousin, MPox Clade I, that is endemic in regions of Africa including DRC. A new variant of Clade I, namely I.b, caused a severe epidemic leading to a Public Health Emergency of Continental Security by the Africa CDC on August 13, 2024, followed by a new PHEIC declaration by the WHO on the following day. The WHO has rescinded the PHEIC declaration on September 5, 2025, citing decrease in cases in DRC and nearby regions previously affected, whereas the Africa CDC has voted to continue the PHECS designation on September 3, 2025, due to continued spread of the MPox virus into new countries in the region, as well as rise in cases in several regions neighboring to the previous hot zones.

Smallpox is designated as an important bioterrorism target in the USA and other countries. There are two drugs currently approved for smallpox in the USA. Tecovirimat (TPOXX®, SIGA) was approved earlier, with substantial US Government funding during development, and is stockpiled in the US Strategic National Stockpile (SNS). Replenishment orders have amounted to hundreds of millions of dollars per year. Brincidofovir (TEMBREXA, previously Chimerix, now Emergent Bio) was approved more recently for Smallpox and is also now in the SNS. Both tecovirimat and brincidofovir were developed using the US FDA “Animal Rule” pathway, since clinical trials with human volunteers for Smallpox are considered unethical.

Tecovirimat inhibits the release of the virus from infected cells after replication, whereas brincidofovir inhibits the synthesis of the viral DNA. A single point mutation in the virus protein VP-37 is known to cause resistance to tecovirimat. Brincidofovir is said to have a higher bar of resistance to mutation in viruses. Brincidofovir, according to its prescribing information,1 (i) carries a “Black Box Warning” due to observed increase in mortality in an unrelated disease clinical trial upon extended use; (ii) was found to cause diarrhea in 40% of patients, with 5% discontinuations; (iii) was found to cause elevations in hepatic (i.e. liver) transaminases and bilirubin; (iv) is considered a human carcinogen; (v) may cause embryonic or fetal harm; and (vi) may irreversibly impair fertility. Tecovirimat was tried in a clinical trial called PALM007 for treatment of MPox and the results announced by the US NIH stated that while it was found to be safe and well tolerated, it was not superior to the placebo, in August 20242. In a separate international Phase III clinical trial called UNITY, tecovirimat failed to demonstrate improvement over placebo as reported on July 17, 20253. Brincidofovir has entered a clinical trial called MOSA for treatment of MPox in January 2025, and interim results were anticipated in Q1 2025, according to the press release by Africa CDC4. The current status of this brincidofovir for MPox clinical trial is not publicly known.

At present, there is no drug approved for the treatment of MPox.

Thus, clearly there is a need for a safe and effective drug against Smallpox that would be of interest to the US Government as well as other international agencies. There is potential for drug development funding by the US Government as well as potential for revenues in several hundred million dollar range for a successful drug upon approval for biodefense stockpiling. Additionally, the market size for a successful treatment for MPox in the developed world is expected to be significant, and together with the rest of the world, globally, it would be a significant opportunity.

We are seeking non-dilutive funding for progressing NV-387 towards regulatory approval for treatment of Smallpox under the US FDA “Animal Rule”. We believe that positive data, if the Phase II of NV-387 for treating MPox is successful, would go a long way towards the goal of approval of NV-387 for Smallpox as well, because MPox is an orthopoxvirus closely related to the Variola virus that causes Smallpox.

We believe our animal model study results for the lethal orthopoxvirus infection via the dermal infection route as well as via direct inhalation of viral particles into lungs are sufficiently robust to generate confidence to anticipate positive outcome from the proposed Phase II clinical trial of NV-387 for the treatment of MPox.

We plan on applying for an “Orphan Drug Designation” from the US FDA for the use of NV-387 for the treatment of MPox. We also plan on applying for an “Orphan Drug Designation” from the US FDA for the use of NV-387 for the treatment of Smallpox.

The Orphan drug designation has several advantages, including waiver of certain PDUFA FDA fees, tax credit for research and development, as well as a seven year exclusivity after approval. The Orphan designation is also expected to enable important FDA engagement and potentially rapid reviews.

We plan on filing IND with the US FDA for the use of NV-387 for the treatment of MPox as well as Smallpox, which are both Orthopoxviruses. As of now, we have not formally engaged with the US FDA for these initiatives.

Benefits of Our Regulatory Approach for NV-387 – Viral-ARI, Viral-SARI

As stated above, the Phase II clinical trial to evaluate NV-387 as a treatment for viral respiratory infections is expected to provide substantial data on safety and effectiveness of NV-387 against a large number of viral targets. Importantly, we anticipate that it will provide data on the effectiveness of NV-387 in Influenza, RSV as well as Coronaviruses.

1  https://www.accessdata.fda.gov/drugsatfda_docs/label/2021/214460s000,214461s000lbl.pdf.

2  https://www.nih.gov/news-events/news-releases/antiviral-tecovirimat-safe-did-not-improve-clade-i-mpox-resolution-democratic-republic-congo.

3  https://mpx-response.eu/large-international-trial-unity-reports-no-clinical-benefit-from-tecovirimat-for-mpox-resolution/

4  https://africacdc.org/news-item/enrollment-starts-in-africa-cdc-led-mpox-therapeutic-study-mosa/.

Influenza is a multi-billion dollar market, and it is also an important initiative for the US Agency known as BARDA. Currently available treatments, namely oseltamivir (Tamiflu® , Roche), peramivir (Rapivab®, BioCryst), baloxavir (Xofluza®, Shionogi, Roche) and others are all known to be susceptible to virus escape by simple mutations. Thus there is an unmet medical need for an Influenza treatment that the virus cannot escape from. We note that in lethal lung infection animal model of Influenza, NV-387 was found to be substantially superior to each of the three approved drugs listed above. This leads us to believe that NV-387 would be able to go through regulatory clinical trials for Influenza viruses successfully and would be able to receive regulatory approvals.

There is no drug approved for the treatment of RSV infection, other than ribavirin which is only used in extreme cases due to its severe toxicity. We note that in lethal lung infection animal model of RSV, NV-387 was found to completely cure treated animal. This leads us to believe that NV-387 would be able to go through regulatory clinical trials for RSV successfully and would be able to receive regulatory approvals.

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

NV-387 for Measles Treatment

Measles outbreaks are increasing globally. In particular, USA has seen over 1400 confirmed cases in 2025 with three fatalities5. Measles was declared eliminated in the USA as of 2000, with only travel-related cases occurring sporadically. Additionally, Canada has seen an increase of over 20x in measles cases since 2024, with more than 4,200 cases reported by the end of July 20256. In 2024, measles cases in Europe rose to over 32,000 from slightly less than 4,000 cases in 20237. There were approximately 360,000 confirmed cases of measles globally in 2024 according to WHO8. Measles continues to be an important disease for children despite a highly effective vaccine.

Measles virus is perhaps the most contagious virus known. Because of this, 95% of population vaccination level is required to ensure population immunity (“herd immunity”). This number has become increasingly difficult to achieve for several reasons. There is an increasing population of immune-compromised persons, as well as persons with auto-immune conditions, that may not benefit from the vaccine. There is also vaccine hesitancy that has increased significantly worldwide since the COVID-19 pandemic. Erosion of population’s trust in public health agencies and officials has substantially increased as well.

Additionally, the current measles virus vaccine is a live attenuated vaccine that dates back to 1968. The measles virus has evolved substantially since then, although this vaccine continues to remain effective, and vaccine breakthrough is estimated to be about 5% of cases. Nevertheless, there are data suggesting that vaccine breakthrough is increasing and in some episodes could be substantially greater than 5%9, indicating a partial virus escape.

Measles infection can lead to what is known as “immune amnesia” in some patients. Since measles virus attacks the immune cells responsible for creating and maintaining immunity against infectious agents, a severe bout of measles can lead to the wipe-out of the very memory immune cells that provide protection from previously experienced infectious agents, making the subject fully vulnerable again. This is why, even though measles itself has low fatality rates (estimated at 0.1% to 0.3%), it is important to keep this virus at bay from public health perspective.

5  https://www.cdc.gov/measles/data-research/index.html.

6  https://health-infobase.canada.ca/measles-rubella/.

7  https://www.ecdc.europa.eu/en/news-events/measles-rise-again-europe-time-check-your-vaccination-status.

8  https://view.officeapps.live.com/op/view.aspx?src=https%3A%2F%2Fimmunizationdata.who.int%2Fdocs%2F librariesprovider21%2Fmeasles-and-rubella%2Fglobal-mr-update.pptx%3Fsfvrsn%3D3547ebab_9&wdOrigin=BROWSELINK

9  https://pmc.ncbi.nlm.nih.gov/articles/PMC11209263/.

A treatment for measles is therefore an important unmet medical need, as more of the global population becomes vulnerable to measles, and as the measles virus is likely on the cusp of escaping, at least partially, the current measles vaccine.

There is no approved treatment for measles. Vitamin supplementation was found to be beneficial in setting of nutritional deficiencies. Ribavirin, a highly toxic drug, is recommended by CDC for severe hospitalized cases but is not approved.

We performed a humanized animal model study to evaluate the effectiveness of NV-387 in lethal respiratory infection by measles virus. In this study, we found that NV-387 was able to increase the survival lifespan of the lethally infected mice significantly. We believe that this data provides sufficient rationale for a physician to use NV-387 for the treatment of a case of measles under a FDA pathway called the Physician-Initiated IND. We plan on providing the supporting datasets to enable such Physician-Initiated IND process.

With the small number of cases globally, development of drug specifically for measles is not economically viable to undertake. However, an indication for the use of NV-387 for the treatment of measles is viable in the context of a FDA rare disease pathway.

NV-387 for treatment of measles would be eligible for an Orphan Drug Designation with attendant benefits in the USA.

Other Drug Programs

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

Our other drug candidates are at earlier pre-clinical development stages.

Our Commercialization Strategy

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

Our business plan is based on developing the drug candidates into regulatory approvals, and partnering and sub-licensing for commercialization of the drugs whenever possible. We have begun the process of actively seeking partnerships by retaining a consulting firm, Aagami, Inc., based in Illinois. Aagami specializes in developing pharma collaborations primarily with Indian and Japanese big pharma companies, and also world-wide. We anticipate adding business development efforts in the western countries as we further develop NV-387 into a Phase II clinical trial. A Phase II clinical trial is designed for the evaluation of effectiveness of a drug for its indication and is considered a “proof-of-concept” in humans that the drug is likely to succeed in regulatory approvals. Prior to entering clinical trials, we have developed substantial “proof-of-concept” information regarding our drug candidates in relevant animal models.

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

NV-387 was found to be non-immunogenic, non-allergenic, non-mutagenic, and non-genotoxic. As such carcinogenicity studies are not required.

Consistent with the above non-clinical data, in a Phase Ia/Ib clinical trial evaluating the safety and tolerability of NV-387 treatment in healthy adult human subjects, there were no discontinuations, there were no adverse events reported, and there were no serious adverse events reported, even at the highest dosage levels in both single dosing and multiple dosing protocols.

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

We intend, subject to financing, to further explore the effectiveness of NV-387 against many other important human pathogenic viruses that are known to utilize S-PG attachment receptors. For example, Nipah virus causes sporadic lethal outbreaks in India and Bangladesh in particular. We would like to explore if NV-387 can be an effective drug against Nipah and the related Hendra viruses (henipaviruses). Additionally, Ebola and Marburg viruses (filoviruses) are also known to utilize HSPG attachment factor. We would like to explore if NV-387 can be an effective drug against filoviruses. Filoviruses are important for the US Department of Defense as well as from Biodefense perspective. Currently there is no approved treatment for filoviruses or for henipaviruses. Such expansion of use of NV-387 would significantly expand the market size, provide much needed medical countermeasures for public health protection globally, and substantially improve the return on investments (ROI).

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

We have several drugs in our pipeline, enabled by our strong and extensive nanoviricide technology platform. Of these, NV-387 has completed a Phase Ia/Ib Clinical Trial in healthy subjects with no adverse events reported in both the single-dose and multiple-dose portions of the clinical trial, and we have now received a draft Phase I report that is in quality review from the CRO and the clinical trial manager, KMPL. Absence of any reportable adverse events is considered an excellent indication that the drug is safe and well tolerated in the Phase Ia/Ib clinical trial.

Presently, our focus is on the two separate Phase II clinical trials for NV-387 for the treatment of (i) MPox Virus Infection, and (ii) Viral Acute and Severe-Acute Respiratory Infections (Viral ARI and SARI). We are preparing the clinical trial application for the Phase II MPox trial and we have already obtained preliminary approval from the regulatory ethics committee for the clinical protocol in the Democratic Republic of Congo (DRC). In addition, we have already developed a draft clinical protocol for the Phase II Viral ARI and SARI clinical trial that is now in planning stage.

We plan on further commercial development of NV-387 as a pediatric RSV treatment once additional resources to support the RSV clinical program become available. We plan on re-engaging our HerpeCide program and our HIV program when sufficient resources become available.

We also plan on further developing NV-387 for the treatment of Smallpox as a biodefense application, via the US FDA “Animal Rule”. Our work in developing NV-387 for MPox is providing enabling datasets towards approval of NV-387 as a treatment for smallpox because both of these are orthopoxviruses. We are seeking non-dilutive funding for the development of NV-387 for smallpox, a bioterrorism threat.

Additionally, we believe that NV-387 may have effectiveness against many other viruses including viruses that do not have current treatments such as Henipaviruses (Hendra and Nipa viruses), filoviruses (Ebola and Marburg viruses), other hemorrhagic viruses of interest to the Department of Defense, among others. NV-387 mimics Sulfated Proteoglycans that more than 90% of human pathogenic viruses utilize as the first landing site in causing an infection. We plan on seeking collaborations with labs that can broadly test our drugs against multiple viruses as well as non-dilutive funding for such developments.

We also have several additional pre-clinical drug development programs including NV-HHV-1 and related candidates for Herpes Simplex Viruses (HSV-1 that causes cold sores, and HSV-2 that causes genital ulcers), NV-HIV-1 and related candidates for HIV/AIDS, other candidates for Influenza viruses and Dengue viruses, that we plan to advance further towards clinical drug candidates as they progress further when financial resources become available. Thus, we have a strong and broad pipeline that is expected to continue to result in highly effective drug candidates against a number of viral diseases.

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

We are now at the stage of clinically harnessing the development of Modality 1 and Modality 2 nanoviricides drugs. To recap, Modality 1 drugs mimic Attachment Receptors and possess a very broad spectrum of antiviral activity that includes a large number of different types of viruses. Modality 2 drugs mimic Cognate Receptors and possess a very strong antiviral activity against a set of specific types of viruses. In both cases, the targeted viruses are highly unlikely to escape the drug by evolving variants. NV-387, a Phase II-ready clinical stage drug candidate, is an example of Modality 1 nanoviricides,whereas NV-HHV-1 and NV+HHV-2 are examples of Modality 2 nanoviricides.NV-HHV-1 has completed IND-enabling studies as a Skin Cream for the treatment of Shingles.

We have also continued R&D on Modality 3 nanoviricide drugs that promise potential cures for non-latency viruses. As examples of this technology, NV-387-Rp and NV-387-Ribvp have shown strong effectiveness against Coronaviruses and RSV in animal models respectively, and are expected to be highly active against a number of other viruses based on the known activities of their components. We plan on developing these Modality 3 potential cures of a number of viral diseases after the Modality 1 and Modality 2 drugs.

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

We have produced and plan to continue to produce our nanoviricide drugs for clinical trials in this facility. We have the capability to produce sufficient drugs for about 1,000 patients in a single batch of production, depending upon dosage. This production capacity is anticipated to be sufficient for the Phase II clinical trials of NV-387 for MPox, for Viral ARI/SARI, as well as for RSV. In general, the manufacturing capacity is sufficient for all of the anticipated clinical trials of our drug candidates in the near future. Further, this cGMP-compliant manufacturing capacity is anticipated to be sufficient for commercialization of NV-387 for treatment of pediatric RSV subsequent to required regulatory approvals thus enabling rapid market entry and future revenue generation.

Our cGMP-compliant manufacturing facility is equipped with Class 100 (ISO 5), Class 1,000 (ISO 6), and Class 10,000 (ISO 7) clean room suites for injectables and other manufacturing operations as appropriate.

We have in-house all the capabilities necessary for formulation, filling and finishing of our drug products in the following forms: (i) oral syrup, (ii) oral gummies (semi-solid form), (iii) skin creams and (iv) ointments. We plan to either employ an external Contract Manufacturing Organization (CMO) for our injectable drug products for clinical trials, or develop in-house injectables manufacturing capabilities utilizing our existing Class 10,000 (ISO 7) clean room suites with Class 100 (ISO 5) enclosures housed inside them, as and when required.

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

NanoViricides Campus – Fully Owned Asset Group

All of the facilities described above, the land, building, improvements, and equipment, are fully owned by NanoViricides, Inc. This forms a significant and stable part of our long term assets, accounting for over $6.8 million in long term assets post-depreciation and amortization as of June 30, 2025. The replacement cost of these assets was estimated, in April 2024, at $18 million by a third party consultant, which we believe is a low-end estimate.

We believe NanoViricides, Inc. is one of a few innovation-led small pharma companies that has or is close to having a fully integrated pharmaceutical operation from drug discovery to drug product manufacturing. This sets us apart in the field by substantially de-risking our development programs as well as enabling time and cost savings in the new drug development process.

Fiscal Year 2025 in Review

In the fiscal year 2025, we have achieved a substantial level of accomplishments. We have focused on evaluating the broad spectrum of antiviral activity of NV-387. We have been able to significantly expand the potential indications of viral infections wherein NV-387 could be a drug candidate worthy of pursuing into clinical trials, to include the respiratory viral infections RSV and Influenza, in addition to the coronaviruses, as well as Smallpox/Mpox, and now to include Measles virus.

During this year, we have focused on developing a cost-effective regulatory strategy for NV-387. We have reprioritized our development plans based on our resources.

We have engaged in a number of activities necessary for initiating our very first Phase II clinical trial(s) of NV-387, which is for the evaluation of NV-387 as a treatment of MPox. We are developing the Clinical Trial Application at present, and we have already obtained a preliminary approval for our clinical trial protocol for this clinical trial from the regulatory agency in charge, namely ACOREP in DRC.

We have also developed a clinical trial protocol for a novel, adaptive, “basket-type” Phase II clinical trial for the evaluation of NV-387 as a treatment of viral acute and severe-acute respiratory infections. We are now planning this clinical trial. In this single clinical trial, we anticipate generating data on the effectiveness and safety in patients of NV-387 against a number of different respiratory viruses, including Influenza viruses, RSV, Coronaviruses, human MetaPneumovirus (hMPV), and many others. In particular, we believe the data in adult subjects will enable a Phase II clinical trial of NV-387 in pediatric population (children).

We have improved the manufacturing process of NV-387. In doing so, we have approximately doubled the production scale of the drug substance NV-387 resulting in a batch size producing approximately 6kg of the purified drug substance with a 10kg scale feasible.

We have developed and validated improved methods for the quantitation of drug substance related impurities.

We have developed and validated a new and improved method for analysis of NV-387 in biological samples such as animal and human plasma, which is required for pharmacokinetic studies.

We have improved the process of manufacturing the drug product NV-387 Oral Gummies, which we plan to take into the first Phase II clinical trials. We have improved the NV-387 Oral Gummies formulation for organoleptic properties, by improving its color, flavor, taste, and mouthfeel.

We have engaged a CRO, identified and engaged a clinical trial site, and obtained initial permission from the Ethics Committee for the proposed Phase II clinical trial for evaluation of NV-387 for the treatment of MPox in DRC.

We have also performed preliminary work and developed a clinical trial protocol for a first-of-a-kind, innovative, adaptive, “basket-type” Phase II clinical trial for the simultaneous evaluation of NV-387 for effectiveness against a number of respiratory viruses in a single clinical trial.

We have engaged in efforts to obtain non-dilutive funding for several of the developments related to NV-387 that would be of interest to various governmental agencies.

NV-387 Phase Ia/Ib Human Clinical Trial

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

Concurrently data upload and crosschecking activities for the healthy subjects Phase Ia/Ib part were completed. After appropriate external audits, the drug sponsor is now getting ready to close the first clinical trial site where the healthy subjects part was executed. Thereafter, subsequent to database lock, statistical analysis of the observations of the subjects will be performed. These include a number of parameters including clinical observations, blood chemistry, and specific organ-related blood chemistry parameters, among others.

A draft Clinical Study Report (CSR) for this clinical trial comprising all of the studies has been compiled recently by the CRO and it is undergoing quality reviews as of the date of submission of this Annual Report. We anticipate completion of this process within a few weeks and submission of the final CSR to the Indian regulatory body, namely, The Central Drugs Standard Control Organisation of India (CDSCO).

Evaluating the Broad Antiviral Activity Spectrum of NV-387 Against Multiple Different Types of Viruses

As the Phase Ia/Ib clinical trial in India for evaluation of safety and tolerability of NV-387 in healthy subjects got under way, we embarked on determining whether NV-387 could be sufficiently active to be chosen as a clinical drug candidate against many different types of viruses other than coronaviruses. This work has spanned several years, and is cited here because it is important to understand the effectiveness of NV-387 in animal models in order to understand our development program for NV-387.

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

Survival Lifespan and Lung Microhistopathology of Lethally Infected Mice - Lung Infection with RSV A2
Treatment	Survival, Days	Increase in Survival, Days	Increase in Survival, %	Lung histopathology
NV-387, Oral	Complete	Cured	Cured	No Lung Damage
Ribavirin, Oral	14	6	75%	Immune Infiltration, Pneumonia
Vehicle, Oral	8	0	0%	Immune Infiltration, Pneumonia

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

Activity of Oral NV-387 in Lethal Intra-digital Poxvirus Infection in Mice Matched that of Approved Drug Tecovirimat; Activity of Combination of NV-387 and Tecovirimat was Significantly Better than Either Drug Alone

We conducted evaluation of activity of NV-387 compared to the approved drug tecovirimat (TPOXX®, SIGA) in a lethal model of mousepox (ectromelia) virus intra-digital footpad infection in mice. This model emulates the virus infection by transfer of virus via skin abrasion, a mode of infection that has been found to be the dominant mode in Mpox virus epidemics in the West. The results are shown in the table below.

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

Survival Lifespan of Lethally Infected Mice – Lethal Lung Infection with Ectromelia Virus
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

Activity of Oral NV-387 in Lethal Lung Infection by Measles virus in humanized CD150-knock-in Mice Indicates NV-387 Would be a Drug Candidate for Treatment of Measles for Regulatory Development

We performed a study to evaluate the potential effectiveness of NV-387 in a lethal lung viral infection caused by measles virus in humanized hCD150+(knock-in) mice. Measles requires the human CD150 cognate receptor to be expressed on the immune cells to cause productive infection. Therefore, it was necessary to use humanized mice.

We hypothesized that NV-387 could be an effective candidate because measles virus first binds to the HSPG as attachment receptor, concentrating next to cells to mount an attack by binding to the CD150.

In this lethal humanized animal model of respiratory infection with measles virus, NV-387 increased survival of animals to 17 days on average compared to 7.4 days in untreated animals, an increase of 130%. There were no signs of toxicity from the drug NV-387. Additionally, dose-dependent increase in survival was observed. These data demonstrate that NV-387 could be an effective drug for the treatment of measles.

We published these data in a press release on July 21, 2025.

Development Program for NV-387

With this broad-spectrum activity of NV-387 against a large number of substantially different types of viruses, we have now developed a cost-effective strategy for further development of NV-387 towards commercialization that would potentially enable non-dilutive funding, rapid approval pathways, and early revenues.

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

Tecovirimat is stockpiled by the Biomedical Advanced Research and Development Authority (BARDA) under Project BioShield. BARDA awarded an original development and procurement contract worth approximately $435 million to SIGA in 2011, followed by another procurement contract in 2018 upon regulatory approval worth approximately $629 million. SIGA announced in July 2023 that it has received new procurement orders of approximately $138 million for TPOXX from the U.S. Government. SIGA booked approximately $85 million in sales in the first 6 months of 2025 and disclosed additional awards of $27 million to support further development and manufacturing of tecovirimat according to their press release in August, 2025. These numbers clearly indicate the revenue potential for a smallpox treatment.

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

The Animal Rule pathway is expected to enable rapid regulatory development of NV-387 as a smallpox therapeutic towards approval. In addition, the data from our Phase II clinical trial evaluating NV-387 as a treatment of MPox, assuming positive results, should enable approval of NV-387 for treatment of smallpox as well, since both are orthopoxviruses.

MPox is a Potential Global Pandemic Threat and There is No Effective Treatment – An Unmet Medical Need

MPox is the disease caused by infection by the virus called MPXV (Monkeypox virus). A first declaration of Public Health Emergency of International Concern (PHEIC) for MPox Clade II was made by the WHO in July 2022, and it continued for approximately one year thereafter. Spread of MPXV Clade II from African countries into the Western World led to this declaration, which is short of a declaration of a pandemic. MPXV Clade II is contagious but requires sustained bruising skin contact. It has remained limited, driven primarily by sexual contact, in the MSM and associated population in the Western World, including the USA. This ongoing outbreak of Clade 2 MPox has spread to 122 countries and is now considered endemic, including in the Western World.

MPox Clade Ia is endemic in many African countries including the DRC. A rapid increase in cases of MPox prompted the Africa CDC to declare a regional Public Health Emergency of Continental Security (PHECS) on August 10, 2024. Children were the majority of cases associated with this new outbreak, caused MPox Clade Ib, a new variant of Clade I, unlike previous outbreaks that primarily affected adults. WHO followed with a new PHEIC declaration on August 14, 2024. The virus continued to rage through DRC and spread through neighboring countries. Initial scattershot vaccination effort in DRC using Jynneos did not control the spread of the virus. The PHEIC was ended by the WHO on September 5, 2025, but the Africa CDC has continued the regional PHECS declaration citing new surges emerging in Ghana, Liberia, Kenya, Zambia, and Tanzania, with fresh introductions of the virus reported in Malawi, Ethiopia, Senegal, Togo, The Gambia, and Mozambique (https://africacdc.org/news-item/mpox-still-a-continental-emergency-africa-cdc-advisory-group-recommends/ ).

The MPox virus circulating in DRC and neighboring regions is of Clade Ia and Clade Ib subtypes, with the latter predominant. Clade Ib is more transmissible of the two, which is why it has resulted in a sustained epidemic. The MPox Clade Ia case fatality rate (CFR) is about 3%-11%whereas the CFR for Clade Ib is about 1%. The MPox Clade IIb is the virus causing continuing cases in the Western world, which causes a much less severe disease than Clade Ia/Ib and has a very low CFR, according to CDC. Sporadic cases of Clade I in the Western World continue to occur. Six separate travel-related MPox Clade I cases were reported in the USA that did not result in any further spread, since November 2024, according to the CDC (https://www.cdc.gov/mpox/situation-summary/index.html ).

MPox Clade II primarily causes localized rash that is very painful and persists for several days or months. MPox Clade I generally causes rash all over the body, and also inside the oral cavity, which is very painful and also affects the ability of the patient to swallow, causing food intake issues and leading to hospitalization.

A 2-dose vaccine called Jynneos (Bavarian Nordic), originally developed for smallpox (caused by the Variola virus) has been approved for MPox. Jynneos is a live vaccine produced from the strain Modified Vaccinia Ankara-Bavarian Nordic (MVA-BN), an attenuated, non-replicating orthopoxvirus.

While vaccination has started in DRC, overall, the uptake of available vaccines has remained lower than anticipated due to logistical, operational, and financial barriers, according to the report of the International Health Regulations (2005) (IHR) Emergency Committee for MPox of the WHO on June 5, 2025.

There is no treatment for MPXV Clade II or for Clade I, and this remains an unmet need. Tecorimat, approved for smallpox under the US FDA Animal Rule, failed in clinical trial to demonstrate efficacy. Brincidofovir entered a clinical trial for evaluation as a treatment for Mpox in January 2025, and was expected to have topline results available by March 2025. The status of this clinical trial is unknown. Brincidofovir is not applicable across all population because of several side effects and a black box warning as described in its prescribing information.

NV-387 was found to have strong activity against an animal model of orthopoxvirus infection which is a standard model used for both Smallpox and MPox therapeutics developments. NV-387 activity in the dermal infection model as well as the direct lung infection model was at least equivalent to that of tecovirimat. Based on the broad spectrum of activity of NV-387, this drug is not expected to carry the liability of virus escape by a single point mutation that is known to be possible upon treatment with tecovirimat. NV-387 treatment did not result in any reportable adverse events in a Phase I clinical trial in healthy subjects, indicating excellent safety, unlike the black-box-warning and adverse event liabilities described in the brincidofovir prescribing information.

Thus we believe that NV-387 has a high likelihood of success as a treatment for MPox in the Phase II clinical trial. If successful, the dataset generated would also help towards approval of NV-387 as a treatment for smallpox.

NV-387 Has a High Likelihood of Success as a Treatment of Smallpox – Biodefense Application

Further, we believe that NV-387 is a strong potential candidate for approval as a treatment for smallpox under the US FDA Animal Rule, based the animal study data. If approved, there is potential of significant revenues in hundreds of millions of dollars as well as help with manufacturing and further advanced development of NV-387 from US Government agencies.

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

NV-387 Phase II for Viral Acute and Sever-Acute Respiratory Infections (Viral ARI and SARI)

We are planning a novel, adaptive “basket-type” clinical trial of NV-387 for the treatment of viral respiratory infections. In a single clinical trial, we will be able to generate data regarding the effectiveness and tolerability of NV-387 in patients affected by a number of different viral infections that include Influenza viruses, RSV, Coronaviruses (including SARS-CoV-2 that caused COVID-19 pandemic),

hMPV, as well as certain other viruses. We can then utilize the data to strategize further development for specific indications as well as for further development as an emperic antiviral therapy. In particular, we plan on utilizing the data from adult RSV patients to further the development of NV-387 as a treatment for pediatric RSV patients.

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

Corporate Events - Financing

We had approximately $1.6 million cash in hand as of June 30, 2025, the end of the reporting period. In addition, in February 2024, we obtained a $2 million financing in the form of a line of credit from Dr. Anil Diwan, our founder, President and Executive Chairman. On September 26, 2024, this credit line was increased to $3 million, and extended to cover the period ending March 31, 2026, with no other changes in the terms. On July 1, 2025 the maturity date of the line of credit was extended from March 31, 2026 to March 31, 2027.

We spent approximately $8.5 million in cash on operating activities during the year ended June 30, 2025, an increase of approximately $2.2 over the $6.3 million in cash expenditures in the prior year ending June 30, 2024; the increase was primarily due to clinical trial expenditures and investor outreach expenses.

Additionally, we have long term assets of $6.8 million post-depreciation and amortization that represent our facilities.

We believe we have sufficient financing to close the Phase Ia/Ib clinical trial of NV-387 with completion of a final clinical study report, and additionally to perform the necessary regulatory activities in preparation of initiating a Phase II clinical trial for the evaluation of efficacy of NV-387 for the treatment of MPox infection.

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

On April 5, 2024 we entered into a new sales agreement (“Sales Agreement”) with EF Hutton LLC (now D. Boral Capital), the Sales Agent, pursuant to which we may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million (the “ATM Offering”). As of June 30, 2024 we sold 1,308,651 shares of our $0.00001 par value common stock at an average price of $2.47 under the Sales Agreement. The net proceeds from the offering were approximately $3,120,000 after deducting underwriting discounts and other offering expenses.

From July 1, 2024 through June 30, 2025 we sold 3,351,096 shares of our $0.00001 par value common stock at an average price of approximately $1.64 under the Sales Agreement. The net proceeds from the offering to the Company were approximately $5,296,000 after deducting underwriting discounts and other offering expenses.

We believe that we have several important milestones, including data from and final reports from the Phase Ia/Ib human clinical trial for our broad-spectrum drug NV-387. Additional milestones include filing of aclinical trial application for Phase II clinical trial of NV-387 for MPox indication. Anticipated approval of the CTA, and initiation of the Phase II clinical trial for MPox. Interim Datasets regarding the Safety and Effectiveness of NV-387 for the treatment of MPox, and the completion of the Phase II Clinical Trial for MPox. as Additional anticipated milestones are filing of clinical trial application for Phase II clinical trial of NV-387 for viral-ARI/SARI indication. We anticipate approval of this clinical trial application, and the initiation of the Phase II clinical trial.We also anticipate interim datasets regarding the safety and effectiveness of NV-387 for the treatment of multiple respiratory viral infections.

Additional milestones we look forward to include: orphan drug designation filing to the US FDA for NV-387 for the treatment of MPox, Orphan drug designation filing to the US FDA for NV-387 for the treatment of Smallpox, orphan drug designation filing to the US FDA for NV-387 for the treatment of Measles, Pre-IND Application filing to the US FDA for Smallpox/MPox/Orthopoxviruses, and an IND filing to the US FDA, possibly for NV-387 for the treatment of smallpox under the FDA “Animal Rule”.

We plan on initiating the Phase II clinical trial to evaluate NV-387 for the treatment of MPox as soon as feasible.

We believe that as we achieve these milestones, our ability to raise additional funds in the public markets would be enhanced. However, there is no guarantee that the Company will be able to raise funds on terms acceptable to it, or at all.

Our drug development strategies may be influenced by considerations regarding the ability to engage into licensing or co-development relationships with other pharmaceutical companies. Pharmaceutical drug development is an expensive and long duration proposition. Our current plan is focused on developing NV-387 for MPox indication and for Respiratory Viruses including Influenza and RSV to the necessary stage(s) for potential collaborations, followed by similarly developing NV-HHV-1 for shingles and the follow on systemic anti-herpesviruses drug candidate in the HerpeCide program to the necessary stage(s) for fruitful collaborations. Such licensing or co-development relationships may entail upfront payments, milestones payments, cost sharing, and eventual revenue sharing, including royalties on sales. There is no guarantee that we will be able to negotiate agreements that are financially beneficial to us. We intend to develop our drugs on our own if a suitable collaboration does not occur. As and when needed, management plans to continue to raise additional funds for our continuing drug development efforts from public markets. However, there can be no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us.

Investor Outreach

We have presented at various investor and partnership conferences.

On October 28, 2024, Dr. Anil Diwan presented a talk on the Opportunities Created by the Nanoviricides Platform Technology to Enable Oral Delivery of Otherwise Injectable Drugs at the PODD Conference in Boston, MA. The PODD Conference is focused on Partnership Opportunities in Drug Delivery.

On November 04, 2024, Dr. Anil Diwan gave an Investor Presentation at the Spartan Capital Conference in New York City, NY.

On December 12, 2024, Dr. Anil Diwan gave a short Investor Presentation at the Landmark Virtual Forum.

On January 14, 2025, Dr. Anil Diwan gave a presentation focused on the Phase II-Ready Revolutionary Host-Mimetic Broad-Spectrum Antiviral Treatment, NV-387, at the Biotech ShowCase Conference in San Francisco, CA.

On January 29, 2025, Dr. Anil Diwan gave an Investor Presentation at the Micro-Cap Conference-2025 in Atlantic City, NJ.

On May 14, 2025, Dr. Anil Diwan attended and met with several investors at the networking event, D. Boral Capital Inaugural Conference, in New York City, NY.

On June 5, 2025, Dr. Anil Diwan attended the first event in the By-Invitation-Only FDA meeting “CEO Forums An FDA Listening Tour to Engage Pharma CEOs,” in Silver Spring MD, where concerns of innovative small pharma developers, particularly in the rare/orphan disease space, and FDA strategies for incentivizing and speeding up such drug development were discussed by the FDA Commissioner Dr. Marty Makary and his FDA team. Dr. Makary discussed the newly unveiled FDA Commissioner’s Priority Review Voucher (CNPV) program as well.

On June 16, 2025, Dr. Anil Diwan gave a Presentation on the “A Revolutionary Strategy for Viral Infections - Emperic Treatment with NV-387 is Possible (Just Like Emperic Treatment of Bacterial Infections Became Possible with Penicillin)” at the BIO International Convention 2025 in Boston, MA.

Subsequent to the reporting period:

On July 22, 2025, Dr. Anil Diwan attended the Bipartisan Commission on Biodefense Meeting in Washington DC. The Bipartisan Commission on Biodefense was established in 2014 to conduct a comprehensive assessment of the state of U.S. biodefense efforts, and to issue recommendations to foster change.

On July 23, 2025, Dr. Anil Diwan gave a Selected Presentation on “NV-387, a Broad-Spectrum, Oral, Prophylactic and Treatment of Viral Threats to Warfighter” at the CWMD/MCDC 2025 Annual Membership Meeting in Baltimore, MD. MCDC is the Medical CBRN (Chemical Biological Radiation and Nuclear) Defense Consortium. CWMD is the Countering Weapons of Mass Destruction Consortium (https://www.medcbrn.org).

On August 26 and 27, 2025, NanoViricides gave a Poster Presentation at RRPV-BioMAP Annual Meeting, Hyatt Crystal City, Washington DC. RRPV is Rapid Response Partnership Vehicle, managed and operated for the US Biodefense Agency BARDA by Advanced Technologies, Inc. Dr. Anil Diwan also had an invitational meeting and discussions with certain BARDA officials regarding the role NV-387 could play in the US National Biodefense Preparedness and Response. (https://www.rrpv.org/).

On September 17, 2025, Dr. Anil Diwan gave a Presentation on the NanoViricides Platform technology at the Life Sciences Exchange (“LSX”) World Congress-2025 in the Biotech Showcase stream (https://informaconnect.com/lsx-world-congress-usa/).

On October 6-8, 2025, Dr. Anil Diwan will be attending the Greenwich Economic Forum-2025, by invitation (https://www.thegeforum.com).

Additionally, we routinely provide updates on our progress via press releases.

Business Development

As NV-387 matures past Phase I human clinical trials and towards Phase II efficacy evaluation “human proof-of-concept” stage, we believe that it should be of interest to potential collaborators for co-development and other opportunities. We have recently retained Aagami, Inc., for business development, specifically to seek licensing and partnering opportunities for our assets and platform technology. Aagami, Inc. is a life sciences consulting firm based in the suburbs of Chicago which offers strategic consulting services, business development support in regions where the client is unable to reach out due to bandwidth, technology licensing services, and business research & market intelligence services. To date, Aagami has arranged and we have conducted meetings with several potential collaborators interested in licensing and partnering opportunities for our assets and platform technology. Non-disclosure Agreements have been signed with some of the parties.

We plan on further enhancing our business development efforts in the coming year. We believe that as NV-387 advances into Phase II clinical trials, which are considered the human proof-of-concept for any pharmaceutical agent, the interest in our assets and technologies should increase.

NanoViricides Drug Programs

We are currently focused on developing NV-387 for multiple antiviral indications that include MPox, and Measles as Orphan Drugs, Smallpox for Biodefense, as well as Viral Acute Respiratory Infections (ARI and SARI), Influenza including H5N1 Bird Flu, RSV, and Coronaviruses.

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

Our Drug Programs

We have re-prioritized our drug development programs consistent with our resources.

To this end, we are focusing on advancing NV-387 into Phase II clinical trials as a treatment for MPox. The information from this clinical trial is expected to help with the development of NV-387 for the treatment of Smallpox, which we believe is an important biodefense need, based on conversations with experts in the field. We plan to pursue Smallpox drug development if non-dilutive funding becomes available.

Additionally, we are focusing on a world-first, novel, adaptive “basket-type” Phase II clinical trial for NV-387 as a treatment for viral upper respiratory infections, agnostic of the disease agent, as well as a treatment for viral lower respiratory infections, agnostic of the disease agent, in our newly developed ARI and SARI programs. The information from this clinical trial is expected to help with the development of NV-387 for the treatment of a number of respiratory viral diseases of importance, including Influenza (and Bird Flu H5N1), RSV, Coronaviruses, human-MetaPneumoVirus (hMPV), to name a few.

We plan on making NV-387 Oral Gummies available for the treatment of Measles cases under the Physician-Initiated IND Application(s) program of the US FDA. We plan on investigating the appropriate route for approval of NV-387 to treat Measles since the cases are very few and a robust clinical trial program is not feasible.

We plan to pursue NV-387 as a treatment for RSV infection towards the goal of regulatory approval for the treatment of pediatric RSV infections once we have sufficient resources to advance this important drug development program. We believe our Phase II ARI and SARI clinical trials will provide substantial information for pursuing the RSV programs forward.

We plan to pursue NV-387 as a treatment for Influenza infections once we have sufficient resources to advance this important drug development program. We believe our Phase II ARI and SARI clinical trials will provide substantial information for pursuing the Influenza and Bird Flu H5N1 programs forward.

Our high priority drug programs and approximate qualitative priority levels are described in brief in the Table 2 below.

Table 2.A. Broad-Spectrum Antiviral NV-387 - Additional Indications: MPox (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● MPXV Infection (Clade Ia/b, Clade IIa/b) ● Non-hospitalized ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II	A

Table 2.B. Broad-Spectrum Antiviral NV-387 - Additional Indications: Measles (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Measles Virus Infection ● Non-hospitalized ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Ready for Physician Initiated IND, Pre-IND to file.	B

Table 2.C. Broad-Spectrum Antiviral NV-387 - Additional Indications: Smallpox (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Smallpox virus Infection ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Pre-IND to file, IND-Preparation	B
2	Injectable Solution, API NV-387 Use for Injection or for Infusion	● Smallpox virus Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Pre-IND to file, IND-Preparation	C
3	Injectable Solution, API NV-387 Use for Inhalation and for Infusion	● Smallpox virus Infection ● Hospitalized, Severe Disease ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Pre-IND to file, IND-Preparation	C

Table 2.D. Broad-Spectrum Antiviral NV-387 - Additional Indications : ARI and SARI (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Viral Acute Respiratory Infection (ARI) ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II ready	B
2	Oral Gummies, API NV-387
●
Viral Severe Acute Respiratory Infection (SARI)
●
Hospitalized Patients
●
Patients of all ages, pediatric to over 65; with or without co-morbidities of all ages, pediatric to over 65; with or without co-morbidities
			Phase II ready	B
3	Injectable Solution, API NV-387 Use for Injection or for Infusion
●
Viral Severe Acute Respiratory Infection
●
Hospitalized Patients
●
Patients of all ages, pediatric to over 65; with or without co-morbidities of all ages, pediatric to over 65; with or without co-morbidities
			IND-Preparation	D
4	Injectable Solution, API NV-387 Use for Inhalation and for Infusion
●
Viral Severe Acute Respiratory Infection
●
Hospitalized Patients, Severe Disease
●
Patients of all ages, pediatric to over 65; with or without co-morbidities of all ages, pediatric to over 65; with or without co-morbidities
			IND-Preparation	D

Table 2.E. Broad-Spectrum Antiviral NV-387 - Additional Indications : RSV (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● RSV Infection ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II ready	C
2	Injectable Solution, API NV-387 Use for Injection or for Infusion	● RSV Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	E
3	Injectable Solution, API NV-387 Use for Inhalation and for Infusion	● RSV Infection ● Hospitalized, Severe Disease ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	E

a: The RSV program priority is lowered from prior annual report because of the current fiscal limitations of the Company. This program will be brought to high priority if sufficient funding for the clinical trials becomes available.

Table 2.F. Broad-Spectrum Antiviral NV-387 - Additional Indications : Influenzas (Modality#1)
No.	Drug	Indications	Development Stage	Priority
1	Oral Gummies, API NV-387	● Influenza virus Infection ● Non-hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	Phase II ready	C
2	Injectable Solution, API NV-387 Use for Injection or for Infusion	● Influenza virus Infection ● Hospitalized ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	E
3	Injectable Solution, API NV-387 Use for Inhalation and for Infusion	● Influenza virus Infection ● Hospitalized, Severe Disease ● Patients of all ages, pediatric to over 65; with or without co-morbidities	IND-Preparation	E

Our Drug Programs for Varicella Zoster Virus (VZV), Cause of Shingles and Chickenpox:

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

We are also developing possibly even more effective pan-herpes drugs compared to NV-HHV-1 based on Modality#3, i.e. by encapsulating replication inhibitors inside the polymeric micelle “belly” of NV-HHV-1. We have developed derivatives of the well-known anti-herpes drug acyclovir for efficient encapsulation within NV-387 for this purpose. Further, the treatment of herpes virus infections caused by acyclovir- and famciclovir- resistant mutants is currently an unmet medical need. We are developing replication-inhibitors addressing this resistance issue as well, that we plan on encapsulating within NV-HHV-1.

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

Expansion to additional indications is likely, as we perform further studies. It is likely that some of these drug candidates with variations may be able to address diseases caused by the remaining human herpes viruses, namely EBV, HCMV, HHV-6A, HHV-6B, and HHV-7. We believe that such expansions would enable maximization of ROI and maximization of shareholder value.

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

Large Market Sizes –Targeting an Overall Anti-Viral Drug Market Size that Exceeds $40 Billion

Biodefense-related purchases in the Smallpox program, assuming NV-387 becomes an approved drug for treatment of smallpox, could reach $200 to $500 million for initial acquisitions and $100 to $300 million for supplemental requisitions thereafter, in the USA alone, based on historical data. Also, we believe it is possible to obtain non-dilutive funding for the development of NV-387 as a treatment for Smallpox infection. Our MPox program is expected to provide enabling data for the Smallpox initiative.

The current market size for RSV drugs in the USA alone is estimated to be about $2.6 billion in 2024, and expected to grow to about $8 billion by 2030 at an estimated 18+% CAGR.

The market size for Influenza drugs is estimated at ~$4.6 billion in 2024 growing to ~$5.9 billion in 2027, 8.35+% CAGR, estimated for the USA Market only. The market is expected to exceed $10 billion if and when an anticipated Bird Flu Pandemic hits.

The market size for a single drug that is effective against the triple-demic viruses, namely RSV, Influenza, and Coronaviruses, could easily exceed the sum of the market sizes above, and could be over $14 billion by 2030. Our Ari/SARI clinical trials program is designed towards the development of NV-387 as a revolutionary, virus-agnostic, empiric antiviral therapeutic.

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

Presently, our focus is on the Phase II clinical trial for evaluation of NV-387 as a treatment of MPox infections. Once this clinical trial is under way, we plan to focus on the Phase II clinical trial of NV-387 for the treatment of Viral ARI/SARI. This latter clinical trial will help us with further development of NV-387 for treatment of RSV infections and other viral infections. We plan on re-engaging our HerpeCide and HIV programs when sufficient resources become available.

Broad and Expanding Drug Pipeline Enabled by the NanoViricides Platform Technology

As can be seen from these extensive lists of drug development programs and targets, we have been making tremendous progress year-over-year in bringing successful anti-viral drugs based on our novel technology platform into human clinical studies, as permitted by available financing.

We believe that with the human clinical trials of NV-387, we will be able to accumulate the evidence of antiviral effectiveness in human infections, in addition to human safety and effectiveness, that would help us achieve meaningful partnerships with Big Pharma. We are also working on obtaining non-dilutive funding for various programs and projects in our pipeline. At present, we believe we have the ability to generate sufficient funding to complete the Phase II clinical trial of NV-387 for the treatment of MPox, and to initiate the

Phase II clinical trial of NV-387 for the treatment of Viral ARI and Viral SARI diseases. We believe that as we achieve proof of principle in human studies, we will be able to attract substantially greater market valuation and investor funding for further progress of these drugs towards approval and commercialization. We believe that once we have revenues from commercialization of our first drug or from partnership, we will be able to engage in further speeding up the development of our other programs.

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

Several companies have advanced drug candidates for the management of COVID-19. Remdesivir, an antiviral drug, has received full approval, but requires repeated infusions and has limited clinical effectiveness. Oral Paxlovid (a combination of nirmatrelvir and ritonavir tablets taken together, Pfizer) has received full approval but was only effective in the population at high-risk of hospitalizations such as persons with co-morbidities and over age 65. Its use in persons not listed is considered off-label, and a recent clinical report has shown that it has no benefits relative to placebo treatment in these groups. Also in a certain percentage of cases Paxlovid has been shown to cause viral resurgence after achieving COVID-negative status upon treatment. Several antibodies had received EUAs, but all of these have been revoked due to loss of efficacy as new variants emerged. None of the available drugs attack the external circulating virus particles or block the re-infection cycle as NV-387 is designed to do. Thus, their mode is complementary to NV-387 (NV-CoV-2) and combination therapy with one of these drugs and NV-387 may yield substantial benefits. We also note that none of these drugs in development attack the complete lifecycle of the virus as NV-387-Rp is designed to do, to the best of our knowledge.

There are several drugs in the market that effectively control HSV cold sores and genital herpes lesions in most patients. These include the nucleoside analogues idoxuridine, vidarabine, acyclovir, famciclovir, ganciclovir, and derivatives. However, their efficacy is limited or toxicities are high. Brincidofovir, based on the toxic drug cidofovir, was in development by Chimerix, but certain clinical trials involving brincidofovir have failed to meet the desired end points and have actually shown a greater fatality rate in brincidofovir treated subjects compared to placebo. Foscarnet is also used for VZV and ARN, but its toxicity is high. FV-100 was in clinical development against VZV, but these clinical developments appear to have been abandoned. In addition, pritelivir, antibodies, and some other drugs are in advanced stages of development against HSV-1 or HSV-2. A gamma globulin was recently approved.

The prevalence of herpes simplex virus type 1 HSV-1 and HSV-2 is 47.8% and 11.9%, respectively, for individuals aged 14 to 49 years, and increases with age, in the USA, according to CDC. HSV-2 causes a more severe disease that also has significant social costs to the patient. In spite of the existing drugs, both HSV-1 and HSV-2 cause lifelong infection that continues to reactivate at different rates in different patients. Thus, in spite of several existing drugs that are already generic, the market size for a highly effective drug is estimated to be in tens of billions of dollars for each of HSV-1 and HSV-2 treatments.

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

Two drugs, namely tecovirimat (TPOXX®, SIGA), and brincidofovir (Emergent Bio) have received approval as treatment for Smallpox under the US FDA “Animal Rule” and are currently acquired in the US Government Strategic National Stockpile for biodefense purposes. Tecovirimat has a low threshold of viral escape, resulting from a single point mutation in the viral VP-37 protein. Brincidofovir has a black box warning, with diarrhea and other gastrointestinal adverse events, as well as elevation of hepatic transaminases and bilirubin, limiting the use and applicability of the drug in the general population. Thus there is an unmet need for a broad-spectrum antiviral that the virus is unlikely to escape, and that can be taken by substantially all of the population, with minimal if any adverse effects. We believe NV-387 fits this need and we plan on exploring its development along these lines.

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

Clinical Trials

If the FDA accepts the investigational new drug application, we study the drug in human clinical trials to determine if the drug is safe and effective. These clinical trials involve a time-consuming and costly three-phase process that often overlap, can take many years to compile and are very expensive. These three phases, which are themselves subject to considerable regulation, are as follows:

●	Phase I. The drug is given to a small number of healthy human subjects or patients to test for safety, dose tolerance, pharmacokinetics, metabolism, distribution and excretion.
●	Phase II. The drug is given to a limited patient population to determine the effect of the drug in treating the disease, the best dose of the drug, and the possible side effects and safety risks of the drug.
●	Phase III. If a compound appears to be effective and safe in Phase II clinical trials, Phase III clinical trials are commenced to confirm those results. Phase III clinical trials are long-term, involve a significantly larger population, are conducted at numerous sites in different geographic regions and are carefully designed to provide reliable and conclusive data regarding the safety and benefits of a drug. It is not uncommon for a drug that appears promising in Phase II clinical trials to fail in the more rigorous and reliable Phase III clinical trials.
●	In case of drugs where large scale clinical trials are not feasible, it is possible that the FDA can grant approval on the basis of robust Phase I and Phase II datasets.

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

At any point in this process, the development of a drug could be stopped for a number of reasons including safety concerns and lack of treatment benefit. We cannot be certain that any clinical trials that we are currently conducting or any that we conduct in the future, will be completed successfully or within any specified time period, or will be acceptable to the appropriate regulatory agency (e.g. FDA in USA, CDSCO/DCGI in India, ACOREP in DRC, TGA in Australia, MHRA in UK, PMDA in Japan, EMA and various National agencies in Europe, and others) without further work. We may choose, or the FDA may require us, to delay or suspend our clinical trials at any time if it appears that the patients are being exposed to an unacceptable health risk or if the drug candidate does not appear to have sufficient treatment benefit.

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

Time Schedules, Milestones and Development Costs

In the upcoming fiscal year, we hope to meet several important milestones towards establishing human effectiveness proof-of-concept for the Nanoviricides Platform:

●	Completion and Submission of the final report of the Phase Ia/Ib clinical trial of the API NV-387, as drug products NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies.
●	Filing of the Clinical Trial Application for the Evaluation of NV-387 as a Treatment for MPox to ACOREP in DRC
●	Initiation of the Phase II NV-387-MPox Clinical Trial
●	Top-line Effectiveness’ and Safety/Tolerability in Patients Data from the Phase II NV-387-MPox Clinical Trial
●	Completion of the In-Hospital Treatment Part of the Phase II NV-387-MPox Clinical Trial
●	Closing of the Phase II NV-387-MPox Clinical Trial, Data Analysis and Initial Reports
●	Filing of the Clinical Trial Application for the Evaluation of NV-387 as a Treatment for Viral ARI and Viral SARI in India
●	Initiation of the Phase II NV-387-ARI/SARI Clinical Trial
●	Top-line effectiveness and Safety/Tolerability in Patients Data from the Phase II NV-387-ARI/SARI Clinical Trial
●	Potentially, Completion of the In-Hospital Treatment Part of the Phase II NV-387-MPox Clinical Trial
●	Filing of Orphan Drug Designation for NV-387 as a Treatment for MPox in the USA
●	Filing of Orphan Drug Designation for NV-387 as a Treatment for Smallpox in the USA
●	Filing of Orphan Drug Designation for NV-387 as a Treatment for Measles in the USA
●	Pre-IND Application for NV-387 as a Treatment for MPox in the USA
●	Pre-IND Application for NV-387 as a Treatment for Smallpox in the USA

●	Pre-IND Application for NV-387 as a Treatment for Measles in the USA
●	We also plan on filing a Pre-IND application for RSV treatment for Phase II human clinical trials for NV-387 as a treatment of RSV infection, in the USA, in the context of the Phase II ARI/SARI in India, to evaluate how the data can be brought into the USA FDA IND application.

After the RSV program clinical trials are in progress, we plan on completing an effective clinical trial plan for our Shingles drug candidate to reengage human clinical trials for the shingles treatment program.

All of these studies are dependent on external collaborators providing available time slots for us. Thus, there can be delays in achieving the milestones that are beyond our control.

We believe we have sufficient financing to complete the Phase Ia/Ib human clinical trial of API NV-387 and submission of the full clinical trial report. We believe we have sufficient financing to complete the Phase II human clinical trial of API NV-387 for the treatment of MPox based on the budgets we have received and planned for. There is no assurance we will be successful in obtaining sufficient financing on terms acceptable to us to fund complete drug development through approval. We cannot provide assurance that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We have estimated approximately $1,000,000 for the Phase II clinical trial of NV-387 for MPox indication. The total cost of the Phase II trial could be significantly more. We have not received a budget for the proposed Phase II Clinical Trial of NV-387 for the Treatment of ARI/SARI as of now. We may need to raise additional funds to support continued program development through Phase II and Phase III studies at least and revenue realization.

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

The work-plan we have developed for the next twelve months is expected to enable us to complete the Phase II clinical trial of API NV-387 for the treatment of MPox and to begin Phase II human clinical trial of NV-387 for the treatment of Viral ARI/SARI, which will include patients with Influenza, RSV, Coronavirus, hMPV, and several other human respiratory viral infections in different enrolment numbers. Given our dependence on external collaborators for the regulatory affairs, IND-enabling studies and study reports, Clinical Trial CROs and other services providers, we cannot provide time estimates. Our work-plan is extremely dependent on obtaining financing, and on external factors such as collaborations, and may be affected by unanticipated delays. We are experiencing extreme staffing constraints as well as financial constraints at present. We plan on applying for grants and contracts in order to obtain non-dilutive financing for some of our programs that we consider are eligible for governmental support. We plan on raising financing via sale of equity and public and private placements of our stock to finance our workplan. We have accesss to a line of credit of up to $3 million provided by our founder and President, Anil R. Diwan; we have not drawn on this credit line at present. We note as a risk factor that these resource constraints may cause further delays in our estimated timelines.

We believe we have overcome the most important risk in nanomedicines, that of enabling cGMP manufacture, to achieve consistent product from batch to batch, and scaleability challenges of nanomedicines. Having established critical quality parameters in our manufacturing processes and having accomplished cGMP-compliant scale-up of manufacturing from starting materials to API to formulation to fill-finish-packaged-labeled drug products, we believe that we have minimized the risk related to manufacturing capabilities.

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

Our work-plan is expected to reduce certain risks of drug development. We believe that the data we have collected particularly for the manufacture of NV-387 drug substance and drug products, and the non-clinical and clinical studies of NV-387, will enable us to file appropriate IND application(s) to the FDA for various indications. We believe that in the ensuing fiscal year we will be able to obtain valuable information on the effectiveness of NV-387 viral infections in humans in Phase II clinical trials. If our studies are successful, we believe we would be able to raise the financing needed for further developing our RSV, FluCide, HerpeCide as well as other program drug candidates and we may be in a position to re-engage our highly valuable drug programs including HIVCide.

Based on our pre-clinical study data, we believe that we have a very high probability that NV-387 would be demonstrated to be a highly effective and safe drug for the treatment of MPox in the Phase II clinical trial, and also for the treatment of RSV, Influenza, Coronaviruses, hMPV, and other respiratory viruses in the ensuing Phase II Viral ARI/SARI clinical trial.

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

To date, we have engaged in GLP and non-GLP Efficacy and Safety evaluations in both in vitro (cell culture models, pseudovirion models) and in vivo (animal models) of our different nanoviricide research materials and drug candidates at different laboratories. NV-387 has progressed into clinical stage and we expect to submit the final report of the successful Phase Ia/Ib human clinical trial evaluating safety and tolerability of oral formulations of NV-387 in healthy subjects soon.

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

On September 23, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the “MOU”) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive right of first refusal to License to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MOU also clarified the roles and responsibilities of the Parties and essentially codified the process that the Parties have adopted since inception. The MOU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID License Agreement.

Development fees and other costs charged by TheraCour for the years ended June 30, 2025 and 2024 were approximately $2,490,000 and $2,550,000, respectively. At June 30, 2025, approximately $584,000, was due to TheraCour.

No royalties are due TheraCour from the Company’s inception through June 30, 2025.

TheraCour is affiliated with the Company through Dr. Anil Diwan, our Founder, President, and Executive Chairman, who owns approximately 90% of the capital stock of TheraCour which itself owns 470,961 shares of the Company’s outstanding common stock and 681,859 shares of the Company’s Series A preferred stock as of June 30, 2025.

Line of Credit - Related Party – Anil Diwan

On November 13, 2023, the Company’s President and CEO, Dr. Anil Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. On February 12, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from December 31, 2024 to December 31, 2025. There were no other amendments to the original Line of Credit. On September 23, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which increased the available line of credit from $2 million to $3 million, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. As of July 1, 2025 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement extending the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027.

The Company has not drawn against the Line of Credit facility as of June 30, 2025.

Karveer Meditech, Private Limited (KMPL)

On March 27, 2023 the Company entered into a License Agreement with KMPL, wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID-19 in patients in India (“KMPL COVID License”). KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and is acting as clinical trials manager for such clinical trials. KMPL is in the process of establishing a manufacturing plant for some of those medicines. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company has the rights to use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy percent (70%) of the final invoiced sales less the cost of sales and goods sold to unaffiliated third parties. On June 19, 2023, KMPL commenced the equivalent of Phase I clinical trials in India. The Company has incurred clinical trial costs to KMPL of approximately $10,000 and $443,000 for the years ended June 30, 2025 and 2024, respectively. At June 30, 2025, approximately $237,000, was due to KMPL for Phase 1 clinical trial related services performed in India. As of June 30, 2024 approximately $227,000 of such costs were accrued by the Company pursuant to the license agreement between the Company and KMPL and which was subsequently invoiced to the Company in the following year. Dr. Anil Diwan is a passive investor and advisor without operating control at KMPL.

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

As of June 30, 2025, the Company had approximately seven full-time employees. In addition, most of the business activities of the Company including accounting and legal work and business development are provided by subcontractors and consultants. Further, the Company has subcontracted nanomaterials research and development (“R&D”) to TheraCour under the license agreement with TheraCour. The Company has subcontracted its animal studies to various contract research organizations, government institutes, academic labs, and private institutions. In the future, the Company anticipates having additional service providers. We believe that we have good relations with our employees and subcontractors.

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

We have incurred significant operating losses and may not ever be profitable. As of June 30, 2025, we had a cash and cash equivalent balance of approximately $1.6 million. Also, we have incurred significant operating losses since its inception, resulting in an accumulated deficit of approximately $149 million at June 30, 2025. Such losses are expected to continue for the foreseeable future.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

Management believes that the Company’s cash and cash equivalents balance of approximately $1.6 million, additional capital raised of approximately $1.25 million, by ATM sales of our common stock from July 1, 2025 through September 24, 2025, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result, substantial doubt exists about the Company’s ability to continue as a going concern. Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

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

We have estimated a total cash expenditure budget of approximately $11 million for the period of July 2025 through October 2026 of which approximately $7.0 million is expected to be spent on research and development for our drug candidates, including completion and reporting of the Phase I clinical trial. $1 million has been budgeted toward execution of the Phase II clinical trial of our lead drug candidate NV-387 for treatment of MPox, and approximately $3 million is budgeted for general and administrative expenses.

We are aware of numerous products under development or manufactured by competitors that are used for the prevention or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that potentially directly compete with our drug candidates even though their approach to such treatment is different.

We believe that our drug candidates under development and in clinical trials address major markets and unmet medical needs within the anti-viral sector. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of the market introduction of some of our potential drugs or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop drugs, complete pre-clinical testing, clinical trials, approval processes and supply commercial quantities to market are important competitive factors. We expect that competition among drugs approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent protection.

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

Certain of our executive officers and directors and their affiliates are engaged in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we, nor our stockholders will have any rights in these ventures or their income or profits. Specifically, Dr. Anil Diwan owns approximately 90% of the capital stock of TheraCour, which as of June 30, 2025, owned 2.8% of our common stock, and 681,859 shares of the Company’s Series A preferred stock, and provides the nanomaterials to the Company with which it intends to develop its products and is the holder of the intellectual property rights the Company uses to conduct its operations. While the Company is not aware of any conflict that has arisen to date, Dr. Diwan may have conflicting fiduciary duties between the Company and TheraCour, for which he must recuse himself from certain decision-making processes of the Company.

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

Our Smallpox drug candidate would compete with the already approved therapies.

Our MPox drug candidate at present does not have any known competition, but at least one drug is currently in a clinical trial.

Our Measles drug candidate at present does not have any known competition. However, the potential market size does not support us committing to regulatory drug development for this purpose without non-dilutive funding from other sources.

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

Our Influenza drug candidate would compete with already approved therapies. Our anti-influenza drug in development, Flucide, would compete with neuraminidase inhibitors Tamiflu and Relenza, anti-influenza drugs that are sold by Roche and Glaxo SmithKline (GSK), respectively. Generic competitors include amantadine and rimantadine, both oral. BioCryst Pharmaceuticals, Inc. has achieved FDA approval for IV Infusions formulations of peramivir, an influenza neuraminidase inhibitor, for the treatment of uncomplicated influenza. Peramivir is approved in Japan and had obtained emergency use authorization in the US. Its effectiveness during multiple clinical trials was found to be severely limited. Recently, a new drug, Xofluza (Baloxavir marboxil), developed by Shionogi, Inc., and licensed by Roche, has been approved in Japan, USA, and most of the world. It is an influenza viral endonuclease PA inhibitor. Other drugs in this class are in clinical trials. So are drugs targeting the m7G cap-snatching activity (PB2) of influenza virus such as VX787, and antibodies. Several H5N1 bird flu, and influenza novel H1N1/2009 vaccines are also in development worldwide. A new long-acting biologic drug, CD388 (Cidara) is in late clinical trials for use as an influenza prophylactic (i.e. protection before infection, like vaccines), but not as a therapeutic (i.e. treatment after infection and disease). Several companies are developing anti-influenza drugs and vaccines.

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

At June 30, 2025, shareholders of the Company held 1,692,259 shares of restricted common stock, or approximately 10.2% of the outstanding Common Stock. If we were to file a registration statement including all of these shares, and the registration is allowed by the SEC, these shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

The Company is authorized to issue up to 150,000,000 shares of common stock without additional approval by shareholders. As of June 30, 2025, we had 16,606,832 shares of common stock outstanding, 5,720 warrants convertible to 5,720 shares of common stock, and 905,717 shares of Series A preferred stock convertible into 3,170,010 shares of common stock only in the event of a change in control.

Large amounts of our common stock will be eligible for resale under Rule 144.

As of June 30, 2025, 1,692,259 of 16,606,832 issued and outstanding shares of the Company’s common stock are restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended (the “Act”) and under certain circumstances may be resold without registration pursuant to Rule 144. In addition 905,717 shares of Series A preferred stock are restricted and convertible into 3,170,010 shares of common stock only upon of a change of control of the Company.

Approximately 1,092,000 shares of our restricted shares of common stock are held by non-affiliates who may avail themselves of the public information requirements and sell their shares in accordance with Rule 144. As a result, some or all of these shares may be sold in accordance with Rule 144 potentially causing the price of the Company’s shares to decline.

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

Number of Shareholders.

As of June 30, 2025, a total of 16,606,832 shares of the Company’s common stock are outstanding and held by 143 shareholders of record. This number of shareholders does not reflect the persons or entities that hold their stock in nominee or street name through various brokerage firms. Of this amount 14,914,573 shares are unrestricted, of which 0 shares are held by affiliates, 1,091,838 shares are restricted securities held by non-affiliates, and the remaining 600,421 shares are restricted securities held by affiliates. These shares may only be sold in accordance with Rule 144.

Dividends.

The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

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

Management’s Plan of Operation

The Company’s drug development business model was formed in May 2005 with a license to the patents and intellectual property held by TheraCour that enabled creation of drugs engineered specifically to combat viral diseases in humans. This exclusive license from TheraCour serves as a foundation for our intellectual property. The Company was granted a worldwide exclusive license to this technology for several drugs with specific targeting mechanisms for the treatment of the following human viral diseases: Human Immunodeficiency Virus (HIV/AIDS), Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Rabies, Herpes Simplex Virus (HSV-1 and HSV-2), Influenza and Asian Bird Flu Virus. The Company entered into an additional license agreement with TheraCour granting the Company the exclusive licenses for technologies developed by TheraCour for the additional virus types: Dengue viruses, Japanese Encephalitis virus, West Nile Virus, Viruses causing viral Conjunctivitis (a disease of the eye) and Ocular Herpes, and Ebola/Marburg viruses. The Company completed a license agreement for the field of VZV indications in November 2019 from TheraCour. The Company completed a license agreement for the field of human Coronavirus indications in September 2021 from TheraCour. TheraCour has not denied any licenses sought by the Company in the past. The Company has the right of first refusal for any antiviral drugs with TheraCour.

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

In summary, we are developing and sourcing compounds and preparing nano-materials; performing experiments involving preclinical studies using cell cultures and animal models of efficacy and safety, advancing drug candidates against different indications into IND-enabling safety/toxicology studies. We have successfully completed Phase Ia/Ib clinical trial for human safety and tolerability of our first drug candidate, NV-387, a broad-spectrum antiviral with multiple virus indications. We are now advancing NV-387 towards multiple indications with different regulatory pathways in a highly cost-effective strategy. We plan on seeking non-dilutive funding for some of the initiatives. We have generated funding through the issuances of debt and the sales of securities under our shelf registration and the private placement of common stock. We have not generated any revenues and we do not expect to generate revenues in the near future. We may not be successful in developing our drugs and start selling our products when planned, or we may not become profitable in the future. We have incurred net losses in each fiscal period since inception of our operations.

Results of Operations

The Company is a biopharmaceutical company and does not have any revenue for the years ended June 30, 2025 and June 30, 2024.

Comparison of the Year End June 30, 2025 to the Year Ended June 30, 2024

Revenues - The Company is a non-revenue producing entity.

Research and Development Expenses - Research and development expenses for the year ended June 30, 2025 increased approximately $112,000, to approximately $5,549,000 from approximately $5,437,000 for the year ended June 30, 2024. This year-to-year increase is generally attributable to an increase in outside lab fees related to preparation of the Company’s Phase II clinical trial applications.

General and Administration Expenses - General and administrative expenses increased approximately $964,000 to approximately $4,043,000 for the year ended June 30, 2025 from approximately $3,079,000 for the year ended June 30, 2024. The increase in general and administrative expenses is generally attributable to an increase in professional services including, legal, accounting, and investor outreach expenditures.

Interest Income - Interest income was approximately $125,000 and approximately $272,000 for the years ended June 30, 2025 and 2024, respectively. Interest income decreased due to lower cash balances.

Interest Expense- The Company has incurred interest expense of approximately $149 and $50,000 for the years ended June 30, 2025 and June 30, 2024 respectively. The decrease in interest expense for the year ended June 30, 2025 is a result of the milestone payment interest expense charged pursuant to the milestone payment note with TheraCour for the year ended June 30, 2024.

Income Taxes - There is no provision for income taxes due to ongoing operating losses. As of June 30, 2025, we had estimated cumulative tax benefits and development tax credits and other deferred tax credits resulting in a deferred tax asset of approximately $42,492,000. This amount has been offset by a full valuation allowance.

Net Loss - For the year ended June 30, 2025, the Company had a net loss of approximately $9,467,000, or a basic and fully diluted loss per share of $0.63 compared to a net loss of approximately $8,294,000, or a basic and fully diluted loss per share of $0.70 for the year ended June 30, 2024. The increase in the Company’s net loss for the year ended June 30, 2025 from the year ended June 30, 2024 of $1,173,000 is generally attributable to the items discussed above.

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

Table : R&D Costs Allocation

		Year Ended
	Program	June 30, 2025	June 30, 2024
1	NV-387 Manufacture, Clinical Trials, R&D	$4,449,000	$3,437,000
2	Smallpox/Mpox	$400,000	$150,000
3	Measles	$300,000	$—
4	RSV	$150,000	$250,000
5	Influenza	$150,000	$100,000
3	HerpeCide™ Program. Herpes Simplex virus infections (HSV-1, HSV-2) and VZV Indications: Cold Sores, Genital Ulcers, Shingles and ARN	$100,000	$—
	Total	$5,549,000	$5,437,000

As many of our programs share a substantial amount of materials as well as laboratory work, we do not maintain project-based accounting of costs at present. The table above represents estimated cost allocations for specific activities in the different programs, with the bulk of common activities reported under the “NV-387 Manufacture, Clinical Trials, R&D” heading.

Financings

On May 5, 2023, we filed a registration statement on Form S-3 (File No. 333-271706) with the Securities and Exchange Commission (the “SEC”), as amended on May 8, 2023, which registration statement was declared effective by the SEC on May 22, 2023. Under this shelf registration process, we may, from time to time, sell up to $150 million in the aggregate of shares of common stock, shares of preferred stock, debt securities, warrants and units. Approximately $140 million remains available for sale as of the date of this filing.

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

On April 5, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton (now D. Boral Capital), the sales agent, replacing the prior August 1, 2023 sales agreement, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock having an aggregate offering price of up to $50 million (each such offering an “At-the-Market” or ATM Offering). As of June 30, 2024, the Company sold 1,308,651 shares of common stock at an average price of approximately $2.47 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706), which became effective on May 22, 2023. The net proceeds to the Company from the offering was approximately $3,120,000 after placement agent fees and other estimated offering expenses.

From July 1, 2024 through June 30, 2025, the Company sold 3,351,096 shares of common stock at an average price of approximately $1.65 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706), which became effective on May 22, 2023. The net proceeds to the Company from the offering was approximately $5,296,000 after placement agent fees and other estimated offering expenses.

From July 1, 2025 through September 24, 2025 subsequent to the Company’s fiscal year end, the Company sold 824,535 shares of common stock at an average price of approximately $1.57 per share. The net proceeds to the Company from the offering was approximately $1.25 million after placement agent fees and other estimated offering expenses.

Liquidity and Capital Reserves

As of June 30, 2025, we had approximately $1.6 million in cash and cash equivalents. Our liabilities as of June 30, 2025 are approximately $1.3 million, including accounts payable of approximately $459 thousand payable to third parties, accounts payable to related parties of approximately $821 thousand, and accrued expenses approximately $26 thousand.

The Company has an accumulated deficit at June 30, 2025 of approximately $148,842,000 and net cash used in operating activities of approximately $8,479,000 for the fiscal year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

Management believes that the Company’s cash and cash equivalents balance of approximately $1.6 million at June 30, 2025, and additional capital raised of approximately $1.25 million by ATM sales of our common stock from July 1, 2025 through September 24, 2025 and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, debt or equity financing pursuant to its plan. There is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

The Company believes that it has have several important milestones, including data from and final reports from the Phase Ia/Ib human clinical trial for our broad-spectrum drug NV-387 that is now in progress. Additional milestones include filing of clinical trial application for Phase II clinical trial of NV-387 for MPox indication, anticipated approval of the application, initiation of the Phase II Clinical Trial, Interim Datasets regarding the Safety and Effectiveness of NV-387 for the treatment of MPox, Completion of the Phase II Clinical Trial for MPox, as well as filing of clinical trial application for Phase II clinical trial of NV-387 for Viral-ARI/SARI indication, anticipated approval of the application, initiation of the Phase II Clinical Trial, interim datasets regarding the safety and effectiveness of NV-387 for the treatment of a multitude of respiratory viral infections, completion of the Phase II Clinical Trial and data analysis with data regarding efficacy of NV-387 in the treatment of Influenza, RSV, Coronavirus, and possibly other respiratory viruses.

Additional milestones we look forward to include: orphan drug designation filing to the US FDA for NV-387 for the treatment of MPox, smallpox and Measles, Pre-IND Application filing to the US FDA for Smallpox/MPox/Orthopoxviruses, and an IND filing to the US FDA, possibly for NV-387 for the treatment of smallpox under the FDA “Animal Rule”.

As these milestones are achieved, the Company would likely experience improvement in the liquidity of the Company’s stock, and such improvement, if any, would enhance the Company’s ability to raise funds on the public markets at terms that may be favorable to the terms offered at present.

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with D. Boral Capital, the Sales Agent, that became active around April 5, 2024. However, we cannot provide assurance that the Company’s plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

Requirement for Additional Capital

As of June 30, 2025 we have a cash balance of approximately $1.6 million and raised an approximate additional $1.25 million through September 24, 2025 through ATM sales of our common stock.

We believe we will need additional funding to continue further development of our drug candidates through later stages of human clinical trials into regulatory approvals if we do not form a collaborative licensing or partnership agreement with a party that would provide such funding such as Big Pharma.

These anticipated expenses for the subsequent period commencing on July 1, 2025 can be summarized as follows:

1.	Planned costs for remaining activities in the Phase 1a/1b human clinical trial of NV-CoV-2 Oral Syrup and NV-CoV-2 Oral Gummies, including bioanalytical activities and reports.
2.	Planned costs for Phase II clinical trial of evaluation of NV-387 for MPox. These costs include staffing costs for the scientific staff and consulting firms to assist with regulatory compliance, as well as material characterization, pharmaco-kinetic, pharmaco-dynamic and toxicology studies, and other items related to regulatory compliance, as required for development of necessary data.
3.	Similarly, planned costs for Phase II clinical trial of evaluation of NV-387 for Viral ARI/SARI. We plan on preparing the Clinical Trial Application (CTA) for this trial after regulatory submission of the MPox CTA in DRC. We believe we may be able to initiate the Phase II NV-387-Viral-ARI/SARI clinical trial towards the FY2026 third quarter, but majority of the clinical trial is expected to be conducted during the early part of FY2027.
4.	Additional Non-clinical Safety Toxicology Studies of NV-387 to enable treatment of children with NV-387.
5.	Drug Substance and Drug Product Manufacturing costs, and

6.	Corporate overhead. This includes budgeted office salaries, legal, accounting, investor relations, public relations, business development, and other costs expected to be incurred by being a public reporting company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting for Research and Devlopment Costs

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended June 30, 2025 and 2024, we incurred approximately $5,549,000 and $5,437,000 respectively for research and development expense which are included in the statements of operations.

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

ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). Additionally, the ASU requires all entities to disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions where income taxes paid are equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 31, 2025. Early adoption is permitted and this ASU should be applied on a prospective basis. While the Company is currently evaluating the adoption impact of this ASU on its financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s financial statements and the Company’s disclosures.

Recently Adopted Accounting Standards

Segment and Geographic Information

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items by a reportable segment and a description of its composition, and disclosure of the title and position of the CODM.

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary anti-viral therapies. The Company’s CODM is the President and Executive Chairman of the Board of Directors.

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in this Summary of Significant Accounting Policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s statement of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s statement of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

The adoption of these disclosure requirements did not have a material impact on its financial statements and related disclosures.

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

As of June 30, 2025, an evaluation was carried out under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Controls over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Effective as of July 1, 2025, NanoViricides, Inc. entered into an Extension Agreement (the “Extension”) of the 2024 Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2025 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2026 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2025 and fully vest on June 30, 2026. The Company will recognize non-cash compensation expense related to the issuance of the Series A preferred stock of $39,928 during the year ended June 30, 2026. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period.

Effective as of July 1, 2025, NanoViricides, Inc. consummated an Extension to the CFO Agreement with its Chief Financial Officer Meeta Vyas effective July 1, 2025 (the “CFO Agreement Extension”) of the agreement originally entered into on May 30, 2013. The agreement is renewable on an annual basis. The original agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The CFO Agreement Extension is for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms as the prior CFO Agreement.

On September 23, 2024, the Company and its President and CEO, Dr. Anil R. Diwan, entered into an Amendment to Line of Credit Agreement whereby Dr. Diwan agreed to amend certain provisions of the standby Line of Credit with the Company to increase the maximum loan amount from $2,000,000 to $3,000,000 and to extend the maturity date for all amounts outstanding under the under the Line of Credit, including principal, accrued interest and other fees and charges, to March 31, 2026. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit are collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C-1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. The Amendment to the Line of Credit Agreement became effective as of September 22, 2024.

Effective as of July 1, 2025, subsequent to the reporting period, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2025.

On September 23, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the “MOU”) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive right of first refusal to license to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MOU also clarified the roles and responsibilities of the parties and essentially codified the process that the parties have adopted since inception. The MOU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID License Agreement.

(a) None.

(b) Corporate Governance

During the period covered by this Annual Report on Form 10-K, there were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

(c) Insider Trading Arrangements and Policies

During the three months ended June 30, 2025, no director or officer of the Company “adopted” or “terminated” a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

The following persons are the directors and executive officers of our Company:

Name	Age	Title
Anil Diwan, PhD.	66	President and Executive Chairman of the Board
Makarand “Mak” Jawadekar	74	Director, Independent
Theodore Edward (“Todd”) Rokita	55	Director, Independent
Brian Zucker	63	Director, Independent
Meeta Vyas	66	Chief Financial Officer

Anil Diwan, PhD, age 66, has been President and the Chairman of the Board of Directors of the Company since consummation of the merger on June 1, 2005. Dr. Diwan simultaneously therewith and since its formation, has also served as the Chief Executive Officer and Director of AllExcel, Inc. (from 1995 to the present) and TheraCour Pharma, Inc. (from 2004 to the present) and is the original inventor of the technologies licensed to NanoViricides Inc., as well as the TheraCour polymeric micelle technologies and products based on them. Since 1992, he has researched and developed TheraCour nanomaterials. Dr. Diwan was the first to propose the development of novel pendant polymers for drug delivery that led to an explosion of research in pharmacological applications of polymeric micelles. Dr. Diwan has won over 12 NIH SBIR grants. Dr. Diwan holds several issued patents, and three PCT international patent applications in various stages of prosecution in a number of countries, and also has several additional patentable discoveries. Dr. Diwan has held several scholastic distinctions, including an All-India 9th rank on the Joint Entrance Examination of all IIT’s. He holds a Ph.D. in Biochemical Engineering from Rice University (1986) and B.S. in Chemical Engineering from Indian Institute of Technology (IIT) Bombay (1980). We concluded Dr. Diwan’s experience plus his status as creator of the Company’s technologies render him uniquely qualified to serve in these capacities.

Makarand “Mak” Jawadekar, 74, was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Jawadekar has over 35 years of experience in the pharma industry spanning both business and research activities. Dr. Jawadekar has extensive experience in joint ventures, alliance management, contracting, outsourcing, benchmarking, performance metrics, pharmaceutical research and development, drug delivery technologies, formulations, clinical supply manufacturing and packaging, clinical trial materials, pharmaceutics, and pharmaceutical sciences. He also has deep knowledge and global experience working across the United States, Europe, India, and other parts of Asia, including Japan and China. He has helped create several pharma R&D partnerships, joint ventures, and collaborations during his career. Dr. Jawadekar serves as a strategic advisor to pharmaceutical and biotechnology companies through his independent consultancy, founded in 2010, after retiring from Pfizer, Inc., as Director, Portfolio Management & Analytics, and as Vice President, Asia Colleague Resource Group, in Pfizer Global R&D division. From 1982 to 2010, Dr. Jawadekar held roles of increasing responsibility in technical, management, and business development positions at Pfizer, in the areas of Drug Delivery Technology Assessment, Strategic External Alliance Management, Strategic CMC, Pharma R&D, Clinical Manufacturing, Manufacturing Technology Transfer and Scale-up, beginning as a research scientist in formulations development. Dr. Jawadekar serves on the boards of two public companies, namely: Preveceutical Medical Inc. (CSE: PREV), and Cardax, Inc. (OTC: CDXI), as an independent board member. He also serves on the Strategic and Scientific Advisory Boards of several companies, including Actinium Pharma (NYSE-Amer.: ATNM), Saama Technologies, Inc., and Diant Pharma, Inc., as well as Tonino Lamborghini SpA, Italy. He also serves as a member of the Board of Directors at Abilities Inc., a New York based, non-profit organization. Mak holds a Ph.D. in Pharmaceutics from the University of Minnesota, and was honored with an honorary D.Sc. degree by DYP Mumbai University, recommended by the President of India. The Company believes Dr. Jawadekar’s long history as a pharmaceutical and biotech professional, particularly in alliance development and management, in business strategy, and in pharmaceutical sciences and CMC in drug delivery, render him well qualified to serve as an independent member of the Board of Directors.

Theodore Edward (“Todd”) Rokita, 55, Director. Mr. Rokita was appointed as an Independent Member of the Board of Directors, and serves as a member of the Company’s Audit, Compensation and Nominating Committees. Mr. Rokita currently serves as the Attorney General of the State of Indiana, an elected office. Prior to that, he was co-owner and General Counsel and Vice President of External Affairs, Apex Benefits Group, Inc. where he served as a member of the executive team and the corporate board. He was responsible for legal strategies, including litigation, acquisitions and other matters, primarily involving ERISA and employment laws, and is responsible for the regulatory compliance of Apex’s clients. In his role, he served as the public face of the company and was responsible for external messaging, events, and other outreach functions. Mr. Rokita was elected to the United States Congress as a Representative from the State of Indiana, serving four terms from 2011 to 2019. As a member of the US Congress, he served as the Chairman, House Subcommittee on Early Childhood, Elementary, and Secondary Education, as the Vice Chairman, House Committee on the Budget, as a Member, House Committee on Education and the Workforce (Health, Employment, Labor and Pensions subcommittee), as a Member, House Committee on Transportation and Infrastructure, (aviation, railroad, and pipeline subcommittees), as a Member, Committee on House Administration (2011-2014), as a Member, Steering Committee (2011-2012) (elected by peers to make their committee assignments), and also as a Director, Republican Study Committee (2014- 2019) (group affecting policy direction and tactics). Prior thereto Mr. Rokita served as the Secretary of State, Indiana, from 2003 to 2011) and as Chief Operating Officer and General Counsel, Office of Indiana Secretary of State from 2000-2002. Mr. Rokita serves or has served as a Member of the Board of Directors on a number of commercial and charitable institutions, among them: Aircraft Owners and Pilots Association Foundation, (2014-Present); Achieve International, Indianapolis, IN (helping troubled teens), (2012-2018); Saint Vincent Hospital Foundation, (2011-2013); Indiana Council for Economic Education, (2004-2010). Mr. Rokita also serves or has served as an Advisory Board Member for several institutions, among them: Merchandise Warehouse, Inc. Indianapolis, IN, (2019-Present); WishBone Medical, Inc., Warsaw, IN, (2019-Present); and Acel 360, Inc., Reston, VA (2019-Present). Mr. Rokita has also served as a Member, Board of Trustees of Saint Joseph’s College, Rensselaer, IN, (2007-2017). In addition to his public service, Mr. Rokita is involved as a Volunteer for the Veterans Airlift Command and Angel Flight, Volunteer (2011- Present), actively flying missions for Veterans Airlift Command and other similar non-profits dedicated to providing free air transportation to children and post-9/11 combat wounded veterans and their families for medical and other compassionate purposes. Mr. Rokita holds a Bachelor of Arts degree from Wabash College in Crawfordsville, Indiana, where he was an Eli Lilly Fellow and a Juris Doctor from IUPUI’s Indiana University Robert H. McKinney School of Law. The Company believes Mr. Rokita’s long history as an executive and as a board member of a number of institutions and his long record of public service, uniquely qualifies him to serve as a member of the Company’s Board of Directors.

Brian Zucker, 63, Director. Since October 2011, Mr. Zucker has been a Partner at CFO Financial Partners, LLC, a firm that provides outsourced CFO (Chief Financial Officer), Controller and Financial Operations services as well as back office reporting and bookkeeping services for public and private companies, broker dealers, hedge funds, and family offices and high net worth individuals, among others. Mr. Zucker also serves as the CFO and Financial Operations Principal for numerous broker dealers and hedge funds. In addition to and simultaneously therewith, Mr. Zucker has served as a Partner at RRBB Accountants & Advisors, (aka Rosenberg Rich Baker Berman & Co.), a full-service accounting, advisory and consulting firm located in Central New Jersey. Mr. Zucker has over thirty years of experience as a CPA specializing in the securities industry. From 1983 through 1986, Mr. Zucker was a Senior Consultant at Deloitte Haskins and Sells and at Price Waterhouse from January 1987 through September 1989. He has previously served as the President and Chairman of Atlantis Business Development Corp. (ABDV), CFO of Natcore Solar Technology, Inc. (NTCXF) and as a Managing Director of American Frontier Financial Corp. (EVIS). He is on the Board of Directors of National Investment Banking Association (NIBA). Mr. Zucker obtained a B.S. in Public Accounting from Pace University. The Company believes Mr. Zucker’s extensive career as a public accountant and experience providing sophisticated accounting services to public companies and broker dealers, render him well qualified to serve as an independent member of the Board of Directors, as well as its Audit, Compensation, Nominating and Governance Committees. Mr. Zucker was appointed as a director in 2020 and as Chair of the Audit Committee in 2022.

Meeta Vyas, SB, MBA, 66, is known as a strong leader with board level experience and successful achievements as a Senior Executive in a broad range of entities including publicly listed corporations, non-revenue generating entities, and medium to large size companies. Ms. Vyas has over twenty-five years of experience in performance and process improvement of both publicly listed companies and non-revenue producing entities, in areas ranging from Finance and Operations to Strategy and Management. Meeta holds the distinction of being the first Indian woman to be named CEO of a publicly listed U.S. corporation, Signature Brands, Inc., best known for “Mr. Coffee” and “Health-O-Meter” brand products. As CEO, acting COO and Vice Chairman of the Board of Signature Brands, Inc., she was responsible for the development and implementation of a turnaround plan, resulting in Signature’s return to profitability and growth. Later, as the CEO of the World-Wide Fund for Nature - India (WWF-India) and then as a Vice President of the National Audubon Society (USA), both non-revenue generating entities, Meeta successfully raised unrestricted funding that significantly exceeded annual requirements and also instituted financial processes to measure a variety of performance metrics. Earlier in her career, she was responsible for designing the strategy and initiating the implementation plan for the highly successful information technology outsourcing program at General Electric (“GE”). Also at GE, Ms. Vyas ran GE Appliances’ Range Products business unit having revenues exceeding $1 billion where her team doubled operating income in less than two years. Prior to that, as a management consultant with McKinsey and Company, she served publicly listed companies in chemicals, industrial, and technology markets, primarily focusing on growth strategies, valuations, post-merger integrations, and logistics operations. Ms. Vyas is married to Anil Diwan, the Company’s President and Chairman and principal shareholder of TheraCour Pharma, Inc. Ms. Vyas holds a MBA in Finance from Columbia University’s Graduate School of Business, and a SB in Chemical Engineering from the Massachusetts Institute of Technology. We concluded that Ms. Vyas’ experience and training render her qualified to serve as the Company’s Chief Financial Officer. Meeta Vyas has been the Company’s Chief Financial Officer since 2013.

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

A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended June 30, 2025 and 2024.

Name and				Stock		All Other
Principal			Bonus	Award(s)	Option	Compensation
Position	Year	Salary	($)	($)	Awards	($)	Total ($)
Anil Diwan	2025	$400,000	$—	$49,834		$—	$449,834
CEO, President, Director	2024	$400,000	$—	$32,498		$—	$432,498
Meeta Vyas	2025	$129,600	$—	$6,322	—	$—	$135,922
CFO	2024	$129,600	$—	$5,907	—	$—	$135,507

The following table sets forth for each named executive officer certain information concerning equity awards as of June 30, 2025.

Equity
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
					Number	Market	Awards:	Payout
					of	Value of	Number of	Value of
					Shares	Shares	Unearned	Unearned
	Number of	Number			or Units	or Units	Shares,	Shares,
	Securities	of Securities			of Stock	of Stock	Units or	Units or
	Underlying	Underlying			that	that	Other	Other
Name and	Unexercised	Unexercised	Option	Option	Have	Have	Rights that	Rights that
Principal	Options	Options	Exercise	Expiration	Not	Not	Have Not	Have Not
Position	Exercisable	Unexercisable	Price ($)	Date	Vested	Vested	Vested	Vested
Anil Diwan, President, Director, and CEO	—	—	$—	—	—	—	—	—

Meeta Vyas Chief Financial Officer	—	—	$—	—	—	—	—	—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth, as of June 30, 2025, certain information regarding the beneficial ownership of the Company’s Common Stock and Series A Convertible preferred stock outstanding by (i) each person known to us to own or control 5% or more of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) and (iv) our current Named Executive Officers and directors as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned.

			Series A Convertible
	Common Stock		Preferred Stock(1)
	Amount and		Amount and		Percent
	Nature of	Percent	Nature of	Percent	of
	Beneficial	of	Beneficial	of	Voting
Name and Address of Beneficial Owner	Owner(2)	Class(2)	Owner(2)	Class(2)	Power(3)
TheraCour Pharma, Inc.(4)	470,961	2.8%	681,859	75.3%	26.7%
Anil Diwan(4)(5)	—	—	126,887	14.0%	4.6%
Meeta Vyas(6)	7,129	0.1%	18,688	2.1%	0.7%
Makarand Jawadekar	41,536	0.3%	—	—	0.2%
Theodore Rokita	41,009	0.2%	—	—	0.2%
Brian Zucker	39,786	0.2%	—	—	0.2%

All Directors and Executive Officers as a Group (6 persons)	600,421	3.6%	827,434	91.4%	32.5%
(1)	The Series A Convertible preferred shares (the “Series A”) vote at the rate of nine shares of common stock per each share of Series A and is convertible into three and one half shares of common stock upon a change in control of the Company.
(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 16,606,832 shares of common stock and 905,717 shares of Series A preferred stock outstanding, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.
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

EMPLOYMENT AGREEMENTS

The Company and Dr. Diwan entered into an extension of employment agreement effective July 1, 2018 for a term of three years. Dr. Diwan’s will be paid an annual base salary of $400,000. Additionally, Dr. Diwan was awarded a grant of 26,250 shares of the Company’s Series A preferred stock. 8,750 shares vest equally on June 30, 2019, 2020 and 2021. Any unvested shares are subject to forfeiture. On September 24, 2021, the Company and Dr. Diwan entered into extension of the employment agreement for a period of one year from July 1, 2021 through June 30, 2022 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2022. The employment agreement is renewable annually with approval by the Board of Directors. On October 6, 2022, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2022 through June 30, 2023 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2023. As of July 1, 2023, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A Preferred Stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2024. As of July 1, 2024, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2025. As of July 1, 2025, the Company agreed to the extension of the employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2026.

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

On May 30, 2013, the Company entered into an agreement with Meeta Vyas, to serve as its Chief Financial Officer. Ms. Vyas incidentally is married to our President and Chairman of the Board, Anil Diwan. The CFO agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The agreement is renewable on an annual basis. As of July 1, 2023, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2023 through June 30, 2024 under the same general terms as the prior CFO Agreement with amendment to provide that the CFO shall be reimbursed up to 50% of all costs of Health Insurance including any Medical, Dental, and any and all parts and subparts of Medicare Insurance that she subscribes to, not to exceed $2,500 per month. As of July 1, 2024, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms as the prior CFO Agreement. As of July 1, 2025, the Company agreed to the extension of the CFO agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms as the prior CFO Agreement.

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

COMPENSATION OF SCIENTIFIC ADVISORY BOARD

The Company anticipates holding four Scientific Advisory Board (SAB) meetings per annum. As compensation, each member of the Scientific Advisory Board will be granted 286 warrants each quarter to purchase the Company’s common stock at 120% of the Company’s closing stock quote on the day following the meeting. Should the Company not call a quarterly meeting, quarterly warrants will be granted on May 15, August 15, November 15, and February 15. The warrants have a four-year expiration date. In addition, the Company will reimburse each SAB member for travel and other out-of-pocket expenses incurred in the course of performing their services. For the years ended June 30, 2025 and 2024, the SAB was granted a total of 1,144 and 1,144 of stock warrants, respectively. The warrants are exercisable into common shares at prices from $1.55 to $2.35 and $1.43 to $2.43, per share, respectively.

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

On September 23, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the “MOU”) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive right of first refusal to license to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MOU also clarified the roles and responsibilities of the parties and essentially codified the process that the parties have adopted since inception. The MOU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID License Agreement.

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

TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred property and equipment, to the Company, at cost, in the approximate amounts of $47,000 and $115,000 for the fiscal years ended June 30, 2025 and 2024, respectively.

Accounts payable to TheraCour were approximately $584,000 and $720,000 at June 30, 2025 and 2024, respectively.

Development fees and other costs charged by TheraCour were approximately $2,490,000 and $2,550,000 for the years ended June 30, 2025 and 2024, respectively. No royalties are due or have been paid from inception through June 30, 2025.

As of June 30, 2025 TheraCour owned 470,961 shares of the Company’s outstanding common stock and 681,859 shares of Series A Preferred Stock, which votes at the rate of nine shares of common stock per each share of Series A Preferred Stock and is convertible into three and one half shares of common stock upon a change in control of the Company. Dr. Diwan, also serves as the CEO and Director of TheraCour and owns approximately 90% of the outstanding capital stock of TheraCour.

Line of Credit - Related Party – Anil Diwan

On November 13, 2023, the Company’s President and Executive Chairman, Dr. Anil Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company in the maximum amount of $2,000,000. All amounts outstanding under the Line of Credit, including principal, accrued interest and other fees and charges, will be due and payable on December 31, 2024. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C - 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors. On February 12, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from December 31, 2024 to December 31, 2025. On September 23, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026.

On July 1, 2025, subsequent to the reporting period, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2025.

Karveer Meditech, Private Limited (KMPL)

On March 27, 2023 the Company entered into a License Agreement with KMPL, wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID in patients in India. KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will be reimbursed by the Company for all direct and indirect costs incurred for the clinical trials and development activities with a customary clinical trials manager fee of thirty (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy (70%) percent of the final invoiced sales net of costs to unaffiliated third parties.

On April 20, 2023, the Company was notified that the Company’s licensee, KMPL, was authorized to enter into Phase Ia/Ib clinical trials of its COVID, NV-CoV-2 Oral Syrup and its NV-CoV-2 Oral Gummies after satisfying the conditions of a conditional authorization received on or about January 27, 2023.

On June 19, 2023 KMPL commenced the equivalent of Phase I clinical trials in India. The Company has incurred clinical trial costs payable to KMPL of $9,932 and $442,845 for the years ended June 30, 2025 and 2024 respectively, As of June 30, 2025 and 2024, respectively, $0 and $227,435 of such costs were accrued by the Company pursuant to the license agreement between the Company and KMPL. The aforesaid clinical trial related costs, at actual amounts, of $237,367 have since been invoiced and recorded in accounts payable-related parties. Accounts payable to KMPL at June 30, 2025 is $237,367.

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

June 30, 2025	$207,900
June 30, 2024	$251,370

No other fees were paid to EisnerAmper for the last two years.

Pre-Approval Policies

The Board of Directors, and the Audit Committee appointed by the Board, currently does not have any pre-approval policies or procedures concerning services performed by EisnerAmper LLP. All the services performed by EisnerAmper LLP as described above were pre-approved by the Audit Committee.

ITEM 15. EXHIBITS

Exhibits	Description	Filed / furnished / incorporated by reference from	Incorporated by reference from exhibit	Date filed
3.1	Certificate of Incorporation	Schedule 14C	A	April 23, 2009
3.2	Amended and Restated Bylaws	Form 10-Q	3.1	February 22, 2010
3.3	Plan of Conversion of NanoViricides, Inc. into NanoViricides, Inc. dated May 22, 2023	Form 8-K	2.1	May 25, 2023
4.1	Specimen Common Stock Certificate of the Registrant	Form 10-SB	4.1	November 14, 2006
10.1	Form of Scientific Advisory Board Agreement	Form 10-SB	10.5	November 14, 2006
10.2	Amended License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.6	November 14, 2006
10.3	Amendment to License Agreement with TheraCour Pharma, Inc.	Form 10-SB	10.11	January 17, 2007
10.4	Employment Agreement with M Vyas	Form S-1	10.7	November 29, 2019
10.5	Agreement of Purchase and Sale between the Registrant and Inno-Haven, LLC	Form 8-K	10.1	January 7, 2015
10.6	Conversion and Settlement Agreement	Form 8-K	10.1	February 13, 2017
10.7	Employment Agreement with Anil Diwan	Form 8-K	10.1	July 23, 2018
10.8	Director Retainer Agreement between NanoViricides, Inc. and Makarand Jawadekar	Form 8-K	10.1	February 11, 2020
10.9	Director Retainer Agreement, dated as of May 15, 2020, between NanoViricides, Inc. and Todd Rokita	Form 8-K	10.1	May 19, 2020
10.10	Director Retainer Agreement dated November 13, 2020 between NanoViricides, Inc. and Brian Zucker	Form 8-K	10.1	November 13, 2020
10.11	License Agreement dated September 7, 2021 between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.1	September 9, 2021
10.12	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	September 9, 2021
10.13	Extension to Employment Agreement with A. Diwan	Form 8-K	10.2	October 11, 2022
10.14	License Agreement with Karveer Meditech Private Limited	Form 8-K	10.1	March 27, 2023
10.15	Deferred Expense Exchange Agreement between NanoViricides, Inc. and TheraCour Pharma, Inc.	Form 8-K	10.2	August 29, 2023
10.16	Convertible Promissory Note between NanoViricides, Inc and TheraCour Pharma, Inc., effective July 19, 2023	Form 8-K	10.3	August 29, 2023
10.17	Extension to Employment Agreement with A. Diwan effective July 1, 2023	Form 10-K	10.25	October 13, 2023
10.18	Extension to CFO Agreement with Meeta Vyas effective July 1, 2023	Form 10-K	10.26	October 13, 2023

10.19	Amendment to License Agreement between NanoViricides, Inc. and TheraCour, dated February 13, 2024	Form 8-K	10.2	February 16, 2024
10.20	Line of Credit Agreement between NanoViricides, Inc. and Dr. Anil R. Diwan, dated November 13, 2023	Form 8-K	10.3	February 16, 2024
10.21	Extension Agreement between the Company and Dr. Anil R. Diwan, dated February 12, 2024	Form 8-K	10.4	February 16, 2024
10.22	Letter from TheraCour Pharma, Inc.	Form 8-K	10.5	February 16, 2024
10.23	At Market Issuance Sales Agreement by and between NanoViricides, Inc. and EF Hutton LLC	Form 8-K	1.1	April 5, 2024
10.24	Extension of Employment Agreement with Anil Diwan effective July 1, 2024	Form 8-K	10.1	August 9, 2024
10.25	Extension of Employment Agreement with Meeta Vyas effective July 1, 2024	Form 8-K	10.2	August 9, 2024
10.26	Amendment to Line of Credit Agreement dated September 22, 2024
14.1	Code of Ethics	Form 10-SB	10.10	November 14, 2006
19.1	NanoViricides, Inc. Insider Trading Policy effective September 20, 2024	Form 10.K	19.1	September 27, 2024
23	Consent of EisnerAmper LLP
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
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

Dated: September 29, 2025

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
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

September 29, 2025	/s/ Anil Diwan, PhD
	Name:	Anil Diwan, PhD
	Title:	President and Executive Chairman of the Board of Directors
(Principal Executive Officer)

September 29, 2025	/s/ Meeta Vyas
	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Accounting Officer)

September 29, 2025	/s/ Brian Zucker
	Name:	Brian Zucker
	Title:	Director

September 29, 2025	/s/ Makarand Jawadekar
	Name:	Makarand Jawadekar
	Title:	Director

September 29, 2025	/s/ Theodore Rokita
	Name:	Theodore Rokita
	Title:	Director

NanoViricides, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NanoViricides, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NanoViricides, Inc. (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions

As discussed in Note 4 to the financial statements, the Company enters into certain agreements with related parties which (i) grant exclusive licenses for technologies developed by a related party to the Company for various virus types and (ii) grant exclusive licenses for development and commercialization rights to a related party for certain of the Company’s drug candidates. As part of these agreements, the Company is required to pay certain costs charged by the related parties. These costs include research and development costs resulting from their research and development activities which include the performance of preclinical and/or clinical studies and a clinical trial management fee, compensation and other expenses for research and development personnel, supplies and development material. The Company recorded accounts payable – related party for research and development activities of approximately $820,000 as of June 30, 2025 and research and development costs incurred with related parties of approximately $2,500,000 included in research and development expenses for the year ended June 30, 2025.

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

EISNERAMPER LLP

Iselin, New Jersey

September 29, 2025

NanoViricides, Inc.

Balance Sheet

	June 30, 2025	June 30, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,558,564	$4,797,778
Prepaid expenses	112,146	172,742
Total current assets	1,670,710	4,970,520

Property and equipment, net	6,833,891	7,512,463

Intangible assets, net	317,039	325,308

OTHER ASSETS
Service agreements	2,445	14,562

Total assets	$8,824,085	$12,822,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$459,094	$376,270
Accounts payable – related party	821,456	720,039
Accrued expenses	25,969	262,467
Total current liabilities	1,306,519	1,358,776

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 905,717 and 892,625 shares issued and outstanding, at June 30, 2025 and 2024, respectively. (Note 9)	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 16,606,832 and 13,144,055 shares issued and outstanding at June 30, 2025 and 2024, respectively. (Note 8)	166	131
Additional paid-in capital	156,359,252	150,838,832
Accumulated deficit	(148,841,861)	(139,374,895)
Total stockholders’ equity	7,517,566	11,464,077
Total liabilities and stockholders’ equity	$8,824,085	$12,822,853

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Operations

	Year Ended June 30,
	2025	2024

OPERATING EXPENSES
Research and development	$5,549,101	$5,437,297
General and administrative	4,042,544	3,078,814

Total operating expenses	9,591,645	8,516,111

LOSS FROM OPERATIONS	(9,591,645)	(8,516,111)

OTHER INCOME (EXPENSE):
Interest income	124,828	271,773
Interest expense	(149)	(49,808)

Other income (expense), net	124,679	221,965

NET LOSS	$(9,466,966)	$(8,294,146)

Net loss per common share- basic and diluted	$(0.63)	$(0.70)
Weighted average common shares – basic and diluted	15,116,548	11,871,054

See accompanying notes to the financial statements.

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the period from July 1, 2023 through June 30, 2025

	Series A Preferred
	Stock:		Common Stock:
	Par $0.00001		Par $0.00001		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, July 1, 2023	547,674	$5	11,698,497	$117	$145,946,257	$(131,080,749)	$14,865,630

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $117,314	—	—	1,308,651	13	3,120,024	—	3,120,037
Series A preferred stock issued for employee stock compensation	13,092	—	—	—	43,245	—	43,245
Series A preferred stock issued upon conversion of related party promissory note	331,859	4	—	—	1,499,996	—	1,500,000
Common stock issued for consulting and legal services rendered	—	—	101,542	1	131,599	—	131,600
Warrants issued to Scientific Advisory Board	—	—	—	—	563	—	563
Common stock issued for employee compensation	—	—	1,786	—	2,340	—	2,340
Forgiveness of interest on related party debt	—	—	—	—	49,808	—	49,808
Common stock issued for Directors fees	—	—	33,579	—	45,000	—	45,000
Net loss	—	—	—	—	—	(8,294,146)	(8,294,146)

Balance, June 30, 2024	892,625	9	13,144,055	131	150,838,832	(139,374,895)	11,464,077

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $202,746	—	—	3,351,096	34	5,296,395	—	5,296,429
Series A preferred stock issued for employee stock compensation	13,092	—	—	—	60,722	—	60,722
Common stock issued for consulting and legal services rendered	—	—	79,149	1	115,499	—	115,500
Warrants issued to Scientific Advisory Board	—	—	—	—	679	—	679
Common stock issued for employee compensation	—	—	1,786	—	2,125	—	2,125
Common stock issued for Directors fees	—	—	30,746	—	45,000	—	45,000
Net loss	—	—	—	—	—	(9,466,966)	(9,466,966)

Balance, June 30, 2025	905,717	$9	16,606,832	$166	$156,359,252	$(148,841,861)	$7,517,566

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	Year Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,466,966)	$(8,294,146)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	60,722	43,245
Common shares issued as compensation and for services	162,625	178,940
Warrants granted to Scientific Advisory Board	679	563
Depreciation	735,536	750,744
Amortization	8,269	8,270
Changes in operating assets and liabilities:
Prepaid expenses	60,596	122,744
Other assets	12,117	(201)
Accounts payable	82,824	219,213
Accounts payable - related parties	101,417	486,605
Accrued expenses	(236,498)	168,516
NET CASH USED IN OPERATING ACTIVITIES	(8,478,679)	(6,315,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(56,964)	(156,560)

NET CASH USED IN INVESTING ACTIVITIES	(56,964)	(156,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	5,296,429	3,120,037

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,296,429	3,120,037

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,239,214)	(3,352,030)

Cash and cash equivalents at beginning of period	4,797,778	8,149,808

Cash and cash equivalents at end of period	$1,558,564	$4,797,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$149	$—

NON CASH FINANCING AND INVESTING ACTIVITIES:
Fair value od Series A Preferred shares issued upon conversion of related party convertible promissory note	$—	$1,500,000
Forgiveness of interest onrealted party debt	$—	$49,808

See accompanying notes to the financial statements

NanoViricides, Inc.

June 30, 2025, and 2024

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

Note 2 – Liquidity and Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company has an accumulated deficit at June 30, 2025 of approximately $148.8 million and a net loss of approximately $9.5 million and net cash used in operating activities of approximately $8.5 million for the year then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company is in the regulatory drug development phase. It has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of June 30, 2025, the end of the reporting period, the Company had approximately $1.6 million in cash and cash equivalents. The Company’s liabilities at June 30, 2025 were approximately $1.3 million, including accounts payable of approximately $459 thousand payable to third parties, accounts payable to related parties of approximately $821 thousand, and accrued expenses of approximately $26 thousand. Management believes that the Company’s cash and cash equivalents balance of approximately $1.6 million at June 30, 2025, additional capital raised of approximately $1.25 million by At the Market (“ATM”) sales of our common stock from July 1, 2025 through September 24, 2025, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-K. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon controlling its overall expenses and identifying and securing additional financing.

The Company believes that it has several important milestones, building on the successful Phase Ia/Ib human clinical trial for the Company’s broad-spectrum, antiviral drug NV-387 as described elsewhere, with further progress of NV-387 into Phase II clinical trials. The Company has received a draft of the Phase Ia/Ib clinical study report (“CSR”). We believe the report should be finalized soon. The Company plans on submitting the final CSR to the regulatory authorities in India, which would be a significant milestone in the regulatory progress of NV-387.

Additional milestones include filing of a Clinical Trial Application (CTA) for a Phase II clinical trial of NV-387 as treatment for MPox, execution of the Phase II clinical trial and attendant top-line readout, and the anticipated successful completion of the clinical trial. The Company anticipates that its Phase II clinical trial will be successful in demonstrating that NV-387 is effective and safe in the treatment of MPox infection, based on the known safety of NV-387 in both animal studies and the observations in Phase I human clinical trial, and the activity of NV-387 against lethal orthopoxvirus infection in animal models that simulate the dermal transfer of infection as well as direct lung infection. Further, the Company continues toward developing the Pre-IND and IND applications for a Phase IIa clinical trial of NV-387 for the treatment of RSV infection in adults, to be followed by a Phase IIb/III clinical trial of NV-387 for the treatment of RSV infection in hospitalized pediatric patients. To this end, the Company is also evaluating the possibility of a Phase IIa clinical trial of a RSV Infection Challenge in Humans. The Company executes its plans in a manner consistent with available resources, which can lead to reshuffling of priorities in its programs. Nevertheless, the Company has in the past and will continue to progress towards its goal of revolutionizing antiviral therapeutics.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as their effects were anti-dilutive:

	Potentially Outstanding
	Dilutive Common Shares
	For the Years Ended
	June 30, 2025	June 30, 2024
Warrants	5,720	6,862

The Company has 905,717 and 892,625 shares of Series A preferred stock outstanding as of June 30, 2025 and 2024, respectively. Only in the event of a “change of control” of the Company, each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At June 30, 2025 and 2024 the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,170,010 and 3,124,188, respectively, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company did not identify any indicators or impairment and has not recorded an impairment charge for the years ended June 30, 2025 and 2024.

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

Income Taxes

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

The Company recognizes uncertainty in income taxes in the financial statements using a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. The Company applies the “more-likely-than-not” recognition threshold to all tax positions, which resulted in no unrecognized tax benefits as of June 30, 2025 and 2024. The Company has opted to classify interest and penalties that would accrue, if any, according to the provisions of relevant tax law as general and administrative expenses, in the statements of operations.

Concentrations of Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in FDIC or SIPC insured institutions in excess of federally insured limits under the FDIC. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the fiscal years ended June 30, 2025 and 2024.

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

Recently Adopted Accounting Standards

Segment and geographic information

The Company adopted ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items by reportable segment with a description of its composition, and disclosure of the title and position of the CODM.

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary anti-viral therapies. The Company’s CODM is the President and Executive Chairman of the Board of Directors.

Segment revenue, profit or loss, significant segment expenses and other segment items - The accounting policies of the Company’s single operating and reportable segment are the same as those described in this Summary of Significant Accounting Policies. The Company’s method for measuring segment profitability includes net income (loss), which the CODM uses to assess performance and make decisions for resource allocation, consistent with the measurement principals for net income (loss) as reported on the Company’s statement of operations. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s statement of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through his ownership of TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech Private Limited (“KMPL”)	An entity where Dr. Anil Diwan is a passive investor and advisor without operating control

Property and Equipment

	For the Year Ended
	June 30, 2025	June 30, 2024
During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred such property and equipment, at cost, to the Company.	$46,764	$114,651

Accounts Payable- Related Party- Theracour

	As of
	June 30, 2025	June 30, 2024

Pursuant to an Exclusive License Agreement entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses it was agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore no advance offset of the accounts payable due TheraCour at June 30, 2025 and at June 30, 2024.

	$584,089	$720,039

Accounts Payable- Related Party-KMPL

KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1 human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. In prior periods the amount due KMPL had been accrued and recorded in accrued expenses. At June 30, 2024, the aforesaid clinical trial related costs, as budgeted, of $227,434 were recorded as accrued expense in the accompanying June 30, 2024 balance sheet. The aforesaid clinical trial related costs, at actual amounts, of $237,367 have since been invoiced and recorded in accounts payable-related parties. Accounts payable to KMPL at June 30, 2025 and June 30, 2024 were:

	$237,367	$—

Research and Development Costs - Related Party

	For the Year Ended
	June 30,	June 30,
	2025	2024
Development fees and other costs charged by TheraCour pursuant to the Exclusive License Agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at June 30, 2025 and 2024.	$2,490,274	$2,550,466

Clinical Trial Costs - Related Party

	For the Year Ended
	June 30,	June 30,
	2025	2024
Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India as of June 30, 2024. The amount has been recorded within accrued expenses in the accompanying balance sheet as of June 30, 2024. The aforesaid clinical trial related costs of $237,367 have since been invoiced and recorded in accounts payable-related party at June 30, 2025. See Accounts Payable- Related Party-KMPL above.	$9,932	$442,845

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

On September 23, 2024 the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026.

On July 1, 2025, subsequent to the reporting period, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2025.

Note 5 – Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30,	June 30,
	2025	2024
GMP Facility	$8,168,045	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	63,056

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,512,173	6,469,578

Total Property and Equipment	15,023,250	14,966,286

Less Accumulated Depreciation	(8,189,359)	(7,453,823)
Property and Equipment, Net	$6,833,891	$7,512,463

Depreciation expense for the years ended June 30, 2025 and 2024 was $735,536 and $750,744 respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	June 30, 2025			June 30, 2024
	Finite Lived	Indefinite Lived		Finite Lived	Indefinite Lived
	Intangible Assets	Intangible Assets	Total	Intangible Assets	Intangible Assets	Total
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(141,915)	—	(141,915)	(133,646)	—	(133,646)
Intangible Assets, Net	$11,478	$305,561	$317,039	$19,747	$305,561	$325,308

Amortization expense amounted to $8,269 and $8,270 for the years ended June 30, 2025 and 2024, respectively.

NanoViricides, Inc.’s intangible assets include acquired licenses and capitalized patent costs representing legal fees associated with filing patent applications.

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	June 30,	June 30,
	2025	2024
Personnel and compensation costs	$25,969	$23,532
Consultant	—	11,500
Clinical trial costs due to KPML	—	227,435
	$25,969	$262,467

Note 8 – Equity Transactions

Fiscal Year Ended June 30, 2025 Transactions

On July 1, 2024, the Board of Directors and Dr. Anil Diwan, President and Chairman of the Board agreed to the extension of Dr. Diwan’s employment agreement for a period of one year from July 1, 2024 through June 30, 2025 under the same general terms and conditions. The Company granted Dr. Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares vested in quarterly installments of 2,551 shares on September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $49,834 during the year ended June 30, 2025, which was the fair value on the date of issuance.

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton (now D.Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2024 through June 30, 2025 the Company sold 3,351,096 shares of common stock at an average price of approximately $1.64 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from July 1, 2024 through June 30, 2025 was approximately $5,296,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$5,499,000
Less: offering costs and expenses	203,000
Net proceeds from issuance of common stock	$5,296,000

For the year ended June 30, 2025, the Scientific Advisory Board was granted fully vested warrants to purchase 1,144 shares of common stock at exercise prices between $1.55 - $2.35 per share expiring in the fiscal year ending June 30, 2029. The fair value of the warrants was $679 for the year ended June 30, 2025 and recorded as consulting expense.

For the year ended June 30, 2025, the Company estimated the fair value of the warrants granted quarterly to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4
Expected volatility	48.43-54.18%
Expected annual rate of quarterly dividends	0.00%
Risk-free rate(s)	3.85-4.29%

For the year ended June 30, 2025, the Company’s Board of Directors authorized the issuance of 2,888 shares of its Series A preferred stock, which are fully vested with a restrictive legend for employee compensation. The Company recorded an expense of $10,809 during the year ended June 30, 2025, which is the fair value on the date of issuance.

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

For the year ended June 30, 2025, the Company’s Board of Directors authorized the issuance of 1,786 fully vested shares of its common stock for employee compensation. The Company recognized a noncash compensation expense of $2,125 which was the fair value on the date of issuance.

For the year ended June 30, 2025, the Company’s Board of Directors authorized the issuance of 79,149 fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded an expense of $115,500, which was the fair value on the dates of issuance.

For the year ended June 30, 2025, the Company’s Board of Directors authorized the issuance of 30,746 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $45,000, which was the fair value on the dates of issuance.

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

For the year ended June 30, 2024, the Scientific Advisory Board was granted fully vested warrants to purchase 1,144 shares of common stock at exercise prices between $1.43- $2.43 per share expiring in the fiscal year ending June 30, 2028. The fair value of the warrants was $563 for the year ended June 30, 2024 and recorded as consulting expense.

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

Note 9 – Common Stock Warrants

Stock Warrants

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual life	Intrinsic
Outstanding and exercisable at July 1, 2023	8,004	$4.96	—	$238
Granted	1,144	1.76	3.50	—
Exercised	—	—	—	—
Expired	2,286	5.26	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2024	6,862	$3.64	1.67	$399
Granted	1,144	1.79	3.50	—
Exercised	—	—	—	—
Expired	2,286	5.26	—	—
Canceled	—	—	—	—
Outstanding and exercisable at June 30, 2025	5,720	$2.62	1.70	$4

Of the above warrants; 2,288 expire in fiscal year ending June 30, 2026; 1,144 expire in fiscal year ending June 30, 2027; 1,144 expire in fiscal year ending June 30, 2028 and 1,144 expire in fiscal year ending June 30, 2029.

Note 10 – Income Tax Provision

The Company has no current tax expense due to its losses.

The income tax expense for the years ended June 30, 2025 and 2024 differed from the amounts computed by applying the U.S. federal income tax rate of 21% and 21% respectively as follows:

	For the Year Ended
	June 30,	June 30,
	2025	2024
Federal statutory rate	(21.00)%	(21.00)%
Research and development credit	4.71%	3.45%
State tax rate	(5.93)%	(5.93)%
Nondeductible tax rate	(0.01)%	—
Other	(0.75)%	(0.86)%
Valuation allowance	22.98%	24.43%
Effective tax rate	—	—

The significant components of the Company’s deferred tax assets at June 30, 2025 and 2024 are as follows:

	June 30,	June 30,
	2025	2024
Net operating loss	$31,115,532	$29,351,534
Research and development credit	8,600,732	8,154,686
IRC Sec.174 R&E capitalization	2,748,509	2,243,662
Other	27,271	22,087

Total gross deferred tax assets	42,492,044	39,771,969
Less: valuation allowance	(42,492,044)	(39,771,969)
Net deferred tax asset	$—	$—

At June 30, 2025 and 2024, the Company has recorded a full valuation allowance against its net deferred tax assets of $42,492,044 and $39,771,969, respectively, since in the judgment of management, these assets are not more than likely than not to be realized. The Total gross deferred assets increased $2,720,075 from $39,771,969 at June 30, 2024 to $42,492,044 at June 30, 2025.

As of June 30, 2025, the Company has approximately $116 million of gross net operating loss carryforwards available to reduce future taxable income, if any for federal and state tax purposes. The aggregate federal net operating losses generated for the years ended June 30, 2025 and 2024 of approximately $11 million can be carried forward indefinitely. However, the deduction for net operating losses incurred in tax years beginning after January 1, 2018 is limited to 80% of annual taxable income. Net operating losses generated in years ended June 30, 2018 and prior have a 20-year carryforward and will begin expiring in 2025. As of June 30, 2025 and 2024, research and development credit carryforwards for federal and state purposes are $8,600,732, and $8,154,686, respectively. The state net operating loss and credit carryforwards begin to expire in 2025.

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

The Company does not have any uncertain tax positions at June 30, 2025 and June 30, 2024 that would affect its effective tax rate. The Company does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months. Because the Company is in a loss carryforward position, the Company is generally subject to US federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. If and when applicable, the Company will recognize interest and penalties as part of income tax expense.

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

Employment Agreements

As of July 1, 2025, NanoViricides, Inc. entered into an Extension Agreement (the “Extension”) of the 2024 Employment Agreement with Dr. Anil Diwan entered into on July 1, 2018 (the “Employment Agreement”) to continue to serve as the President of the Company, effective July 1, 2025 under the same general terms and conditions. The Extension provides that Dr. Diwan will continue to serve as the Company’s President until June 30, 2026 at a base annual base salary of $400,000. Dr. Diwan shall be entitled to participate in all fringe benefits the Company provides for its employees generally and such other benefits as the Company provides for its senior executives. In addition, the Company shall maintain a Term Life Insurance policy for Dr. Diwan, valued at $2 million, of which $1 million shall be assigned to the Company and the remaining balance to Dr. Diwan’s estate. In addition, as an incentive towards the ultimate success of the Company, and to provide leadership authority to Dr. Diwan, the Company granted 10,204 shares of the Company’s Series A preferred stock, par value $0.00001 per share to Dr. Diwan. Dr. Diwan’s rights in the shares shall vest in equal, quarterly installments commencing on September 30, 2025 and fully vest on June 30, 2026. The Company will recognize non-cash compensation expense related to the issuance of the Series A preferred stock during the year ended June 30, 2026. Dr. Diwan will be eligible to receive severance if he is terminated by the Company other than for cause in which event the Company shall pay to Dr. Diwan an amount equal to six (6) month’s salary as severance compensation (without regard to compensation or benefits Dr. Diwan receives from any other source). Dr. Diwan shall be eligible for all benefits during this six (6) month period including bonuses, vesting of previously awarded stock options, health care insurance and other fringe benefits that have been ongoing. The Company may elect to pay such severance compensation in a lump sum or in equal payments over the six month period.

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

As of July 1, 2025, NanoViricides, Inc. consummated an Extension to the CFO Agreement with its Chief Financial Officer Meeta Vyas effective July 1, 2025 (the “CFO Agreement Extension”) of the agreement originally entered into on May 30, 2013. The agreement is renewable on an annual basis. The original agreement provided for a term of three years with a base compensation of $9,000 per month and 129 shares of Series A Preferred Stock, also on a monthly basis. On January 1, 2015, her cash compensation was increased to $10,800 per month. The CFO Agreement Extension is for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms as the prior CFO Agreement.

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

On September 23, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the MoU) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive Right of First Refusal to License to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MoU also clarified the roles and responsibilities of the Parties and essentially codified the process that the parties have adopted since inception. The MoU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID-19 License Agreement.

Note 12 - Subsequent Events

As discussed at Note 8 to the financial statements, on April 15, 2024, the Company entered into a sales agreement with. D. Boral Securities (formerly EF Hutton, LLC), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock At-the-Market or ATM Offering. From July 1, 2025 through September 24, 2025, the Company sold 824,535 shares of common stock at an average price of approximately $1.57 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended File No. 333-271706, which became effective on May 22, 2023. The net proceeds to the Company from the offering from July 1, 2025 through September 24, 2025 was approximately $1.25 million after placement agent fees and other estimated offering expenses.

As of July 1, 2025, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027. There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of June 30, 2025.