Form 10-Q
period 2025-09-30
NANOVIRICIDES, INC.
filed 2025-11-14
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of November 14, 2025 there were approximately 17,997,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,125,711	$1,558,564
Prepaid expenses	126,855	112,146
Total current assets	1,252,566	1,670,710

Property and equipment, net	6,787,456	6,833,891

Intangible assets, net	314,971	317,039

OTHER ASSETS
Service agreements	2,087	2,445
Total assets	$8,357,080	$8,824,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$254,943	$459,094
Accounts payable – related party	901,143	821,456
Accrued expenses	26,300	25,969
Total current liabilities	1,182,386	1,306,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 916,308 and 905,717 shares issued and outstanding, at September 30, 2025 and June 30, 2025, respectively	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 17,556,079 and 16,606,832 shares issued and outstanding, at September 30, 2025 and June 30, 2025, respectively	176	166
Additional paid-in capital	157,801,428	156,359,252
Accumulated deficit	(150,626,919)	(148,841,861)

Total stockholders’ equity	7,174,694	7,517,566

Total liabilities and stockholders’ equity	$8,357,080	$8,824,085

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30,
	2025	2024
OPERATING EXPENSES
Research and development	$993,066	$1,933,091
General and administrative	803,619	1,234,743

Total operating expenses	1,796,685	3,167,834

LOSS FROM OPERATIONS	(1,796,685)	(3,167,834)

OTHER INCOME
Interest income	11,627	41,023

Other income, net	11,627	41,023

NET LOSS	$(1,785,058)	$(3,126,811)

Net loss per common share- basic and diluted	$(0.10)	$(0.23)

Weighted average common shares outstanding- basic and diluted	17,082,425	13,715,959

See accompanying notes to the financial statements

NanoViricides, Inc.

Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2025

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.00001		Par $0.00001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	905,717	$9	16,606,832	$166	$156,359,252	$(148,841,861)	$7,517,566

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $44,275	—	—	824,535	9	1,245,310	—	1,245,319

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	11,632	—	11,632

Common stock issued for consulting and legal services rendered	—	—	117,208	1	173,849	—	173,850

Warrants issued to Scientific Advisory Board	—	—	—	—	135	—	135

Common shares issued for Directors fees	—	—	7,504	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,785,058)	(1,785,058)

Balance, September 30, 2025	916,308	$9	17,556,079	$176	$157,801,428	$(150,626,919)	$7,174,694

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

See accompanying notes to the financial statements

NanoViricides, Inc.

Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,785,058)	$(3,126,811)

Adjustments to reconcile net loss to net cash used in operating activities
Preferred shares issued as compensation	11,632	14,408
Common shares issued as compensation and for services	38,250	45,750
Warrants granted to Scientific Advisory Board	135	229
Depreciation	130,752	193,546
Amortization	2,068	2,067
Changes in operating assets and liabilities:
Prepaid expenses	(14,709)	(2,391)
Other assets	358	4,409
Accounts payable	(57,301)	336,594
Accounts payable - related parties	79,687	(83,489)
Accrued expenses	331	20,825

NET CASH USED IN OPERATING ACTIVITIES	(1,593,855)	(2,594,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84,317)	(46,764)
NET CASH USED IN INVESTING ACTIVITIES	(84,317)	(46,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,245,319	1,710,138
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,245,319	1,710,138

NET CHANGE IN CASH AND CASH EQUIVALENTS	(432,853)	(931,489)
Cash and cash equivalents at beginning of period	1,558,564	4,797,778
Cash and cash equivalents at end of period	$1,125,711	$3,866,289
NON CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock for services rendered	$146,850	$—

See accompanying notes to the financial statements

NANOVIRICIDES, INC.

September 30, 2025

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

Note 2 – Liquidity and Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at September 30, 2025 of approximately $150.6 million and a net loss of approximately $1.8 million and net cash used in operating activities of approximately $1.6 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of September 30, 2025, the end of the reporting period, the Company had approximately $1.1 million in cash and cash equivalents. The Company’s liabilities at September 30, 2025 were approximately $1.2 million, including accounts payable of approximately $255 thousand payable to third parties, accounts payable to related parties of approximately $901 thousand, and accrued expenses of approximately $26 thousand. Management believes that the Company’s cash and cash equivalents balance of approximately $1.1 million at September 30, 2025 along with additional capital raised of approximately $6 million through a combination of At the Market (ATM) sales and a separate registered direct offering, as described in Note 11, between October 1, 2025 through November 12, 2025, and the Company’s availability, under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern.

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

Additional milestones include applying for, and potentially receiving, “Orphan Drug Designations” from the US FDA for the three specific uses of NV-387, namely (1) NV-387 for Treatment of MPox, (2) NV-387 for Treatment of Smallpox, and (3) NV-387 for Treatment of Measles. An ODD carries with it several benefits, that include rapid FDA meetings, R&D tax breaks, and a Seven year exclusivity for the drug upon licensure.

The Company then plans to take advantage of the increased FDA interactions for filing appropriate Pre-IND applications and IND applications with the US FDA. We believe that the MPox Phase II if successful, will likely enable a Phase II/III licensure clinical trial under the US FDA auspices upon completion, which may provide the shortest possible timeline for NV-387 licensure.

Additionally, government funding for advanced regulatory development of NV-387 will be likely, especially for a new smallpox therapeutics.

Further, the regulatory timelines for these three orphan diseases are likely to be substantially shorter than, say RSV, COVID, or Influenza drug development. This is because in the case of rare and orphan diseases, there are inherent limitations on the clinical trial recruitment due to the small number of available subjects, and the clinical protocols are designed to take this into account. Smaller number of subjects usually makes a clinical trial go faster, except in cases where the incidence rate of the disease cannot support the required recruitment level.

The Company has planned a novel Phase II clinical trial for evaluating NV-387 as a first line, empiric therapy for any respiratory viral infection, in an adaptive, basket-style clinical trial design. We are in discussions to execute this clinical trial in India. In a single and relatively low cost clinical trial, we will be able generate substantial, statistically declarative information, regarding NV-387 as a treatment for (1) Influenza, (2) COVID, (3) RSV, (4) human MetaPneumovirus (hMPV), along with valuable information on effectiveness of NV-387 against many other respiratory infections including Adenoviruses, Enteroviruses, and others, depending upon the rates of incidence in the incoming patients. NV-387 can then progress towards licensure individually against RSV, Influenza, COVID, and other respiratory viruses under the US FDA and internationally.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The accompanying condensed financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 29, 2025.

The June 30, 2025 year-end balance sheet data in the accompanying interim condensed financial statements was derived from the audited financial statements.

For a summary of significant accounting policies, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed on September 29, 2025.

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

The following table shows the number of potentially outstanding dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

Potentially Outstanding Dilutive Common Shares
	For the	For the
	Three Months	Three Months
	Ended	Ended
	September 30, 2025	September 30, 2024
Warrants	5,434	6,577

The Company has 916,308 shares of Series A preferred stock outstanding as of September 30, 2025. Only in the event of a “change of control” of the Company each Series A preferred share is convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At September 30, 2025, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,207,078, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of July 1, 2025 and the impact on the financial statements is not material, beyond certain expanded disclosure.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through his ownership of TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech Private Limited (“KMPL”)	An entity where Dr. Anil Diwan is a passive investor and advisor without operating control

	For the three months ended
	September 30,	September 30,
	2025	2024
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred such property and equipment, at cost to the Company	$6,250	$46,765

	As of
	September 30,	June 30,
	2025	2025
Accounts Payable – Related Party-Theracour

Pursuant to an Exclusive License Agreement entered into with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses it was agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore there was no advance offset of the accounts payable due TheraCour at September 30, 2025 and at June 30, 2025.

	$663,776	$584,089

Accounts Payable- Related Party-KMPL

KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1 human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Accounts payable to KMPL at September 30, 2025 and June 30, 2025 were:	$237,367	$237,367

	For the three months ended
	September 30,	September 30,
	2025	2024
Research and Development Costs Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at September 30, 2025 and September 30, 2024.	$539,522	$644,527

	As of
	September 30,	June 30,
	2025	2025
Clinical Trial Costs Accrued - Related Party

Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India. The amount has been recorded within accrued expenses in the accompanying balance sheet	$—	$9,932

License Milestone Fee – Related Party

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

On September 23, 2024 and becoming effective as of September 20, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. On July 1, 2025, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil R. Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027.

There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of September 30, 2025.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30,	June 30,
	2025	2025
GMP Facility	$8,246,112	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	77,425

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,518,423	6,512,173

Total Property and Equipment	15,107,567	15,023,250

Less Accumulated Depreciation	(8,320,111)	(8,189,359)
Property and Equipment, Net	$6,787,456	$6,833,891

Depreciation expense for the three months ended September 30, 2025 and 2024 was $130,752 and $193,546, respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	September 30, 2025			June 30, 2025
	Finite Lived	Indefinite Lived		Finite Lived	Indefinite Lived
	Intangible Assets	Intangible Assets	Total	Intangible Assets	Intangible Assets	Total
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(143,983)	—	(143,983)	(141,915)	—	(141,915)
Intangible Assets, Net	$9,410	$305,561	$314,971	$11,478	$305,561	$317,039

Amortization expense amounted to $2,068 and $2,067 for the three months ended September 30, 2025 and 2024, respectively.

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

Note 7 – Accrued expenses

Accrued expenses consisted of the following:

	September 30,	June 30,
	2025	2025
Personnel and compensation costs	$26,300	$25,969
Consultant	—	—
Clinical trial costs due to KMPL	—	—
	$26,300	$25,969

Note 8 - Equity Transactions

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities, the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through September 30, 2025 the Company sold 824,535 shares of common stock at an average price of approximately $1.45 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,245,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,289,594
Less: offering costs and expenses	(44,275)
Net proceeds from issuance of common stock	$1,245,319

On July 1, 2025 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $10,013 for the three months ended September 30, 2025. The balance of $30,039 will be recognized as the remaining 7,653 shares vest and service is rendered for the remaining nine months ended June 30, 2026.

For the three months ended September 30, 2025, the Company’s Board of Directors authorized the issuance of 387 of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,619 for the three months ended September 30, 2025 related to this issuance.

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

The Scientific Advisory Board was granted in August 2025 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.79 per share expiring in August 2029. The fair value of the warrants was $135 for the three months ended September 30, 2025 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	42.50%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.79%

For the three months ended September 30, 2025, the Company’s Board of Directors authorized the issuance of 117,208 fully vested shares of the Company’s common stock with a restrictive legend for consulting and legal services. The Company recorded an expense of $173,850 for the three months ended September 30, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

For the three months ended September 30, 2025, the Company’s Board of Directors authorized the issuance of 7,504 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2025	5,720	$2.62	1.70	$4

Granted	286	1.79	3.87	—

Expired	(572)	4.65	—	—
Outstanding and exercisable at September 30, 2025	5,434	$2.36	1.74	$4

Of the outstanding warrants at September 30, 2025, 1,716 expire in fiscal year ending June 30, 2026, 1,144 expire in fiscal year ending June 30, 2027, 1,144 warrants expire in the fiscal year ending June 30, 2028, 1,144 warrants expire in the fiscal year ending June 30, 2029, and 286 warrants expire in the fiscal year ending June 30, 2030.

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

Employment Agreements

As discussed in Note 8, as of July 1, 2025, the Company and Dr. Diwan, the Company’s President and Chief Executive Officer, executed an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares will be deemed partially vested in quarterly installments following the grant date and fully vested on June 30, 2026.

As of July 1, 2025, the Company’s Board of Directors approved the extension of the agreement with Meeta Vyas, Chief Financial Officer of the Company. The Company and Meeta Vyas signed an extension of the agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions as the current agreement.

License Agreements

The Company is dependent upon its license agreements with TheraCour (See Notes 4). If the Company lost the right to utilize any of the proprietary information that is the subject of the TheraCour license agreement on which it depends, the Company will incur substantial delays and costs in development of its drug candidates. On November 1, 2019, the Company entered into a VZV License Agreement with TheraCour for an exclusive license for the Company to use, promote, offer for sale, import, export, sell and distribute products for the treatment of VZV derived indications. Process development and related work will be performed by TheraCour under the same compensation terms as prior agreements between the parties, with no duplication of costs allowed.

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

Note 11 – Subsequent Events

Financing

As discussed at Note 8 to the financial statements, on April 15, 2024, the Company entered into a sales agreement with. D. Boral Securities (formerly EF Hutton, LLC), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agents, shares of common stock At-the-Market or ATM Offering. From October 1, 2025 through November 4, 2025, the Company sold 440,453 shares of common stock at an average price of approximately $1.55 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended File No. 333-271706, which became effective on May 22, 2023. The net proceeds to the Company from the offering from October 1, 2025 through November 4, 2025, was approximately $663,000 after placement agent fees and other estimated offering expenses.

On November 10, 2025, NanoViricides, Inc. (the “Company”) and a single healthcare institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investor in a registered direct offering (the “Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.68 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,601,429 shares of Common Stock, at an offering price of $1.67999 per Pre-Funded Warrant, to the investor whose purchase of Common Stock in this offering would otherwise result in the investor, together with its affiliates and certain related parties, beneficially own more than 9.99% of the Company’s outstanding Common Stock immediately following the consummation of this Offering. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until all of the Pre-Funded Warrants issued in this offering are exercised in full. The gross proceeds from the Offering are approximately $6 million, before deducting placement agent commissions and other offering expenses. The net proceeds to the Company are approximately $5.5 million. In addition, in a concurrent private placement with the same investor, the Company has issued and sold Series A warrants to purchase up to 3,571,429 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to 3,571,429 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”). The Series A Warrants will have an exercise price of $1.75 per share, will be exercisable after 6 months from date of issuance, and will expire 2 years following the issuance date. The Series B Warrants will have an exercise price of $2.00 per share, will be exercisable after 6 months from date of issuance, and will expire 5.5 years following the issuance date. The common stock (and common stock equivalents in lieu thereof) were offered pursuant to a registration statement on Form S-3 (File No. 333-271706) which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 22, 2023. The Offering is being made only by means of a prospectus supplement and accompanying prospectus which are a part of the effective registration statement. The closing of the Offering took place on November 12, 2025. A.G.P./Alliance Global Partners acted as the sole placement agent in connection with the Offering.

The private placement of the Warrants and the shares underlying the warrants offered to the institutional investor was made in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and Regulation D promulgated thereunder. Accordingly, the securities issued in the concurrent private placement may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws.

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

As used in this report “Safety”, “Efficacy”, “Effectiveness” and related terms refer to the results of the Company’s research studies and these statements have not been evaluated by regulatory bodies including the Food and Drug Administration (“US FDA”) that have the authority for the purpose of commercial use of the drugs.

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

As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs. Phase I human clinical trial of NV-387 was completed with no adverse events meeting or exceeding safety and tolerability objectives of the trial. In non-clinical IND-enabling studies NV-387 as well as NV-HHV-1 have been found to be extremely good in terms of their effects on animal physiology, clinical and blood chemistry, as well as no organ-specific negative findings. These clinical and non-clinical findings validate our nanoviricide platform as being capable of clinically relevant development of safe and well tolerated drugs.

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

Clinical Stage Lead Drug NV - 387

The Company’s lead drug candidate, NV-387, is a broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung viral infection animal model trials for the treatment of an extremely broad and wide variety of viruses.

These viruses include the “triple-threat” respiratory viral infections of (i) Coronaviruses, (ii) RSV, (iii) Influenza viruses; enabling us to envision that NV-387 would be likely effective against almost all respiratory viral infections, based on its design and its observed activity in animal models.

These robust results also provide us with confidence that NV-387 will be effective against any variant of bird flu H5N1 that may become successful in person-to-person transmission and thereby may cause an endemic or a pandemic. H5N1 is thought to be a single mutation away from acquiring these capabilities. H5N1 resistance to Tamiflu has emerged in the past, and would likely emerge again. Xofluza, a recently approved influenza drug, is readily escaped by Influenza viruses. Rapivab, an injectable drug that is in the same class as Tamiflu, is also escaped by viral mutations.

In contrast, NV-387 poses a very low likelihood of viral escape, if any. Moreover, orally given NV-387 was substantially superior to these approved drugs in a direct comparison in an animal model of lethal influenza infection.

In addition, NV-387 was also found to be highly effective against orthopoxvirus infection animal models which provide support for moving it forward towards licensure for its use in the treatment of (iv) Smallpox (caused by Variola virus), an important bioterrorism threat; as well as for evaluation as a treatment for (v) MPox (caused by the Monkeypox virus, MPXV), an important emerging threat.

Further, the same drug NV-387 was found to be highly active against (vi) Measles virus in a humanized mouse model of lethal Measles virus infection.

The reason for such exceedingly broad-spectrum activity of NV-387 lies in the design of the drug. All of these distinctly different viruses utilize HSPG (heparan sulfate proteoglycans) for cell infection; so do H5N1, H7N9, the highly pathogenic influenza viruses, and even the Measles virus. In fact, it is well known that over 90-95% of human pathogenic viruses all utilize either HSPG or similar, related Sulfated Proteoglycans (“SPG”) as the initial attachment sites to be able to infect human cells. NV-387 mimics the key features of SPG that are required for the virus binding. No matter how much a virus mutates, it continues to use SPG for initial attachment.

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

NV-387 has completed a Phase I human clinical trial for safety and tolerability in healthy subjects that was sponsored by our licensee and collaborator in India, Karveer Meditech Private Limited (“KMPL”). This Phase I clinical trial of (i) NV-387 Oral Syrup and (ii) NV-387 Oral Gummies formulations to evaluate Safety and Tolerability in healthy human subjects was completed with the discharge and final visit of the last subject at the end of December, 2023. There were no reported adverse events, and there were no drop-outs in this clinical trial of 72 subjects. Thus, the drug NV-387, in both of the oral formulations studied, namely oral syrup and oral gummies (a soft solid form that dissolves in the mouth), is deemed to be safe and well tolerated and can be further advanced into Phase II clinical trials, as per communications with the Data Safety and Monitoring Board (DSMB) an independent expert review committee commissioned for this clinical trial. We are awaiting a final report of the clinical trial. This statement regarding safety and tolerability will be evaluated, after we submit the final Phase I report, by the regulatory agency.

The results of the Phase I clinical trial are consistent with our non-clinical findings.

Thus NV-387 is ready to be advanced into Phase II human clinical trials against the different antiviral indications within its antiviral activity spectrum.

NV-387, a Single Drug, Meets Many Unmet Medical Needs in Viral Diseases

At present,

●	There is no approved drug for RSV, although three different antibodies have been approved for pre-exposure protection of infants from potential risk of RSV infection, and some vaccines have been approved for use in geriatric patients and adults at risk, as well as for pregnant women. While the market size is projected to be exceeding $8 billion or so, the regulatory development timelines are long for RSV pediatric drug development.
●	There is no approved drug for Influenza that can be reliably predicted to be not escaped by the next potential epidemic or pandemic Influenza virus, including H5N1. All approved influenza drugs are known to be readily escaped by Influenza variants.
●	There is no approved drug for Measles.
●	There is no approved drug for MPox.
●	The Smallpox approved drugs (under FDA Animal Rule) have significant shortcomings, leaving the US practically unprepared for this bioterrorism scenario despite several billions of dollars in development and acquisitions.
●	The approved drugs for Influenza are unlikely to meet the challenge of an H5N1 or highly pathogenic influenza virus epidemic.

NV-387, based on relevant animal model studies, and based on safety and tolerability observed in a Phase I human clinical trial, can fulfill these glaring gaps in pandemic preparedness for current and emerging threats, as well as for potential bioterrorism threats.

Thus, NV-387, as a single drug, is responding to several unmet medical needs in viral infectious diseases at once.

Possible Rapid Regulatory Paths, Non-Dilutive Funding, and Potential Revenues for NV-387

We believe that the potential relatively rapid regulatory path for NV-387 is the FDA Animal Rule based approval of NV-387 as a Treatment for Smallpox.

Such licensure, if obtained, could drive acquisition of the drug by the US government, worth hundreds of millions of dollars in revenues, and this could afford the fastest revenue path for the Company. As an example, Tecovirimat (TPOXX) acquisition contracts have been ranging at about $150 million per year.

In addition, there is a strong likelihood that the Biomedical Advanced Research and Development Agency (BARDA) of the US Government could finance development of NV-387 as a smallpox therapeutic in the near future as we further advance the regulatory development of NV-387 in the USA in non-dilutive funding.

Phase II Clinical Trial of NV-387 as Treatment of MPox in the Democratic Republic of Congo (DRC), Africa

We began working with the local regulatory agency in DRC, namely ACOREP, circa February 2025. After initial due diligence from them, the Ethics Committee of ACOREP agreed that NV-387 was worth evaluating as a treatment for MPox and gave us a go-ahead with a preliminary approval for a potential Phase II clinical trial in April, 2025. Since then we have been providing technical documents to ACOREP as parts of the clinical trial application, in what would be considered an informal “rolling review” of sorts. After all of the questions having been resolved, we received a final approval for starting a Phase II clinical trial from ACOREP at the end of October, 2025. This approval requires us to fulfill certain conditions and provide certain final documentation. We are currently working on completing these last set of requests. (see below).

Phase II Clinical Trial of NV-387 as Treatment of Viral Acute and Severe-Acute Respiratory Infections (V-ARI and V-SARI) in India

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

US FDA Engagement and Regulatory Development Plan for NV-387

Our objective is to bring the data from the clinical trials external to the USA and utilize it for further regulatory advancement of NV-387 against various indications under the US FDA. As discussed earlier, NV-387 has certain orphan disease as well as bioterrorism related indications. We believe some of these applications qualify for orphan drug designations. Therefore, we first plan to file the appropriate Orphan Drug Designations (ODD) for the following three treatments:

●	NV-387 for the Treatment and Prophylaxis of MPox.
●	NV-387 for the Treatment and Prophylaxis of Smallpox.
●	NV-387 for the Treatment and Prophylaxis of Measles.

We believe that the ODD’s will provide several benefits that would accelerate the NV-387 program towards regulatory licensure. These include frequent FDA meetings and rapid decision-making. Additionally, the economic benefits include certain tax credits for R&D costs, waiver of certain PDUFA fees, and a seven year exclusivity for marketing the drug for the licensed indication.

Assuming an ODD is granted, we plan on following up with further US FDA engagements by filing pre-IND applications:

●	A Pre-IND for NV-387 for the Treatment and Prophylaxis of MPox.
●	A Pre-IND for NV-387 for the Treatment and Prophylaxis of Smallpox.
●	A Pre-IND for NV-387 for the Treatment and Prophylaxis of Measles.

We also plan to seek a Pediatric Investigation Plan (“PIP”) Meeting with the US FDA at an appropriate time, particularly since Measles generally affects mostly children. RSV, another indication of NV-387, primarily affects neonates, infants and very young children. We plan on performing pediatric-use-related non-clinical studies in accordance with the FDA inputs.

We believe that the pre-IND Meeting for NV-387 for the Treatment and Prophylaxis of MPox will enable us to file an IND for a Phase II/III registrational clinical trial for licensure of the drug for MPox. We plan on leveraging the MPox Phase II clinical trial for this purpose.

We believe that the pre-IND Meeting for NV-387 for the Treatment and Prophylaxis of Smallpox will enable us to file an IND for a Phase II/III registrational clinical trial for licensure of the drug for Smallpox. We may be able to leverage the MPox Phase II clinical trial data as one of the model studies emulating smallpox infection.

At present there is no economic model or business case for development of a drug for Measles. We plan on engaging Measles drug development in full force if it is supported by non-dilutive grants and contracts funding. Measles may be eligible for a traditional tradeable Priority Review Voucher (PRV) issuance from the FDA. If so, the potential trade value of a PRV, currently at or above $150 Million, would provide enticement for us to develop NV-387 for Measles.

We believe that the planned Phase II Viral ARI/SARI Clinical Trial will provide us with substantial actionable data on the safety and effectiveness of NV-387 in treating at least Influenza, RSV, COVID, and provide further information in the utility of NV-387 against many other respiratory viruses including hMPV, Enteroviruses, Adenoviruses, Rhinoviruses, etc.

We plan on being able to initiate an IND under the US FDA for use of NV-387 as the treatment of RSV in pediatric patients, based on the Phase II datasets.

NV-HHV-1 and the HerpeCide™ Program

In addition to NV-387, the Company has previously developed a clinical drug candidate, NV-HHV-1 formulated as skin cream, for the treatment of Shingles. The Company plans to progress NV-HHV-1 into human clinical trials, and further develop the HerpeCideTM program after the Phase II clinical trial of NV-387 for MPox, Measles, ARI/SARI, RSV, and possibly for multiple other indications, including Influenzas.

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

Intellectual Property

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

Monkeypox and Smallpox Background

Monkeypox is an emerging disease that has become endemic to Central and Western Africa. Potential epidemics across the world can occur as the virus spills over via travel and then takes hold in other regions.

Monkeypox virus (MPXV) is freely communicable between humans but requires close contact. MPXV is in the same type of viruses as the Smallpox virus (Variola) and the corresponding vaccine virus (Vaccinia). MPox disease caused by MPXV is far less severe and has a low case fatality rate compared to Smallpox (CFR MPXV Clade I ~9% to ~1.5%, Clade II <0.3%. CFR Variola ~30%).

MPox has led to two WHO declarations of Public Health Emergency of International Concern (PHEIC).

The first WHO PHEIC declaration was made in 2022 and lasted approximately one year. It was driven by the emergence of an epidemic of MPox Clade II in Western Africa and its further spread into European countries and then to the USA. MPox Clade II is now endemic in all of these regions.

The second WHO PHEIC declaration was made in August, 2024, and was closed in September, 2025, although the Africa CDC has continued the Public Health Emergency of Continental Security (PHECS) declaration of MPox because cases have continued and the outbreak has continued to spread into new regions and neighboring countries. This current outbreak is caused by MPox Clade Ia and Clade Ib. MPox Clade Ib in particular has substantially greater morbidity and higher case fatality rate (at about 1.5%) as compared to MPox Clade IIa or Clade IIb. Clade I also disproportionately affects children whereas Clade II remains primarily limited to adults, which is traceable to differences in the communicability of these two clades.

In the Western World, MPox Clade II has become endemic but has remained limited primarily to Men-having-Sex-with-Men (MSM) population, communicated by sexual contact. A smallpox vaccine called Jynneos was found to be effective in generating antibodies that protect against MPXV Clade II. CDC has recommended it in this MSM population as well as for immunocompromised persons with risky sexual behaviors and persons with HIV.

Recently three new MPox Clade I cases in unconnected persons were found in California that were not associated with travel to Africa, and community spread of MPox Clade I is suspected to be occurring in California, bringing the USA even closer to a potential epidemic from this MPox variant (https://www.usatoday.com/story/news/health/2025/10/17/california-mpox-strain-cases/86748970007/).

Thus, although the current threat level is low, MPox Clade I could result in becoming an endemic virus in the USA.

TPOXX (tecovirimat), a drug approved for Smallpox under the USA FDA Animal Rule, failed in clinical trials against MPox Clade II as well as MPox Clade I to show effectiveness more than the standard of care (NIH/NIAID Press Release, August 15, 2024, at https://www.nih.gov/news-events/news-releases/antiviral-tecovirimat-safe-did-not-improve-clade-i-MPox-resolution-democratic-republic-congo). Even so, SIGA Technologies, Inc. had, for TPOXX, approximately $146 million of outstanding procurement orders, out of which there was $122 million of procurement orders from the U.S. Government alone in the third quarter ended September 2024, according to its financial report (SIGA press release dated November 7, 2024). Overall, SIGA has received procurement orders for tecovirimat from US Government alone for over $250 million in 2023-2024, illustrative of the market size of an effective drug against poxviruses (www.siga.com, various press releases). Notably, these procurements reflect replenishments and not initial stocking. The initial stocking orders would be substantially larger. This clearly illustrates the strong market size and demand for a Smallpox/Mpox drug.

TEMBEXA (brincidofovir), another drug approved for Smallpox under the USA FDA Animal Rule, entered into a clinical trial called “MOSA” for MPox Clade I in DRC in January, 2025, under a multinational effort, and first cohort dosing began immediately. Initial results were expected around March 2025. There is no further public information regarding this trial, which may lead observant scientists to suspect that this treatment may have had results similar to what happened with the first three MPox patients that were treated with this drug under an Emergency Use Authorization in the UK. All three developed very high levels of hepatic enzymes leading to discontinuation of the drug, wherein at least one patient was described as “mild DILI (drug-induced-liver-injury)” in a Cochrane review1. The TEMBEXA prescribing information2 has a “black box warning” that states that in an unrelated clinical trial this drug led to fatality rates greater than those in the control arm. Additionally, TEMBEXA is known to cause diarrhea, severe gastrointestinal adverse events, severe hepatic enzyme and bilirubin elevation adverse events, embryo-fetal toxicity, carcinogenicity, and may cause permanent male infertility. Further, medical monitoring is required upon dosing.

1 Fox T, Gould S, Princy N, Rowland T, Lutje V, Kuehn R. “Therapeutics for treating mpox in humans.” Cochrane Database of Systematic Reviews 2023, Issue 3. CD015769. DOI:10.1002/14651858.CD015769.

2 https://www.accessdata.fda.gov/drugsatfda_docs/label/2021/214460s000,214461s000lbl.pdf

A physician must conclude that these listed adverse events exclude the use of the TEMBEXA drug to treat men and women of child-bearing age, pregnant women, developing infants and children (who are susceptible to liver injury), immuno-compromised patients, and other patients with co-morbidities that are at high risk of such adverse events. Additionally, it places the burden of medical monitoring, which is very difficult in epidemics. Clearly this drug is not suitable for mobilization in any bioterrorism event, or even in an epidemic scenario. Yet it has been procured in the US Strategic National Stockpile as a Smallpox treatment.

The above discussion clearly shows that the world needs a drug for Monkeypox (and for Smallpox) and currently available smallpox drugs have not met the challenge. We would like to raise the question here whether the drugs that did not succeed against a mild virus called Monkeypox would work against the very severe, high pathogenicity, high fatality virus, namely Smallpox, for which they have been licensed.

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

Measles Virus and NV-387 - A Drug to Respond to Current Measles Outbreak – Effective in Humanized Animal Model

Measles was eliminated in 2000 in the USA, the first country to do so, but has slowly re-emerged year over year. With over 1,680 confirmed cases in the USA in 2025 in continuing outbreaks, the USA is likely to lose its elimination status, and return to Measles becoming an endemic disease. In 2025 in the USA, 12% of Measles cases resulted in hospitalization, and 3 deaths have occurred as of November 4, 2025 (https://www.cdc.gov/measles/data-research/index.html).

Measles is endemic in the less developed world, but has become an increasingly emerging disease in last several years in the developed world as well. Even with an effective Measles vaccine, due to factors that include (i) increasing vaccine hesitancy, (ii) increasing rates of vaccine breakthrough possibly as the virus has drifted away from the 1968 vaccine strain, and (iii) increasing rates of population that do not fully benefit from vaccination because of issues with the individual’s immune system, the USA has seen a resurgence of Measles year over year. Overall, in the Western World, Measles cases have been dramatically increasing in recent years, as seen in Canada, UK, and Europe3. Measles incidence rates are increasing worldwide.

Vaccination rates for MMR vaccines in particular have fallen across the world, primarily because of loss of public faith in the communications regarding vaccines, compulsion during the COVID pandemic, and well supported belief that the side effects of vaccines have not been systematically captured and reported, and that, instead, there has been a strong bias in the health community to avoid associating side effects with the use of vaccines.

The US Secretary of Health has begun revising the policies in order to perform more thorough evaluations of vaccines especially since vaccines are required to be used in the entire population, unlike treatments that are used only in affected patients.

New genotypes of the Measles virus are arising whereas Measles vaccine is based on an old genotype A.

There is no antiviral drug approved for the treatment of Measles virus, an urgent and unmet medical need. The CDC has updated the Measles treatment overview fact sheet for health care providers to include recommendations for the use of vitamin A, antibiotics, and inhaled steroids, under the supervision of clinician, to treat measles. CDC fact sheet says that ribavirin is not approved for Measles, although it has been used in some patients, and that clinical data is lacking regarding its effectiveness. Ribavirin may be used only under an emergency use IND filing with the US FDA.

3 The Measles vaccine, a live attenuated strain developed circa 1968, continues to be in use, even as the Measle virus itself has changed significantly. The vaccine was originally found to be 95% protective, which means 5% of the fully vaccinated persons could still get measles, called a “vaccine breakthrough” infection. At least 95% of the population needs to be vaccinated to confer “population immunity” or “herd immunity” which can be roughly defined as blocking person-to-person spread of the virus. This high percentage required is a result of the extremely contagious and persistent nature of the Measles virus. However, immune-compromised subjects do not benefit well from any vaccines. The percentage of such subjects that do not benefit fully from vaccination has been estimated at about 7-10% of the US population, and is rising due to chronic diseases, auto-immunity, inflammation, diabetes, obesity, as well as environmental factors that have led to increase in cancer rates in younger population in the USA. Analysis of post-elimination Measles cases in the USA have led to vaccine breakthrough rates estimated at 11-13% rather than the historically used value of 5% (J. Leung et al. Measles Cases in the US, 2001–2022 • CID 2025;80(3):663–72. https://doi.org/10.1093/cid/ciae470). There is also personal reluctance for the risk that one’s own child may be affected by a major side effect even as documented rates of side effects are small. There are also communities with religious prohibition for using vaccines. Therefore, reaching 95% vaccination rate is becoming an ever distant goal. Thus, there is an urgent need for a Measles drug to treat persons that get sick.

A single case of Measles can lead to quarantine of an entire school, as well as isolation of associated adults. This causes broad-based disruption of educational activities. Vaccination campaign is the typical response upon finding a case. However, a vaccine takes at least two and up to four weeks for providing protective antibody response to the vaccinated person, during which time, the person continues to be at risk of the disease. And the sick one does not have an effective treatment.

Instead, if a drug becomes available, the sick person would be treated with the effective treatment. In addition, the contacts and persons at risk could be given the same drug albeit in smaller quantities as a prophylactic, which immediately provides protection against infection. There would be no need for school closures or excessive isolations once such a drug becomes available.

We believe NV-387 is such a drug that could be deployed both as a treatment and as a prophylactic for Measles, thereby taking away the social and educational disruption that Measles causes.

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

5. Measles:

NV-387 was found to have direct antiviral effects against Measles virus in standard cell culture-based testing that measured increase in the extent of surviving infected cells upon treatment with the drug (i.e. “CPE” or Cytopathic Effects Assay).

Additionally, in a lethal Measles infection humanized animal model, NV-387 treatment led to a substantial increase in the number of survival days, to 17 days in NV-387-treated animals, from only 7.4 days in untreated animals, an increase of 130%, in a lethal lung infection of humanized mice by Measles virus.

Humanized mice were required for the animal model because Measles virus only infects humans, and specifically uses hSLAM as the cognate receptor for cell entry, while using the ubiquitous HSPG for congregation next to cells. The mice had human hSLAM (aka hCD150) gene knocked-in, and also had their interferon responses deleted (hSLAM+k.i., IfnAR-/- transgenic mice on C57BL/6

Background). NV-387 mimics the portions on HSPG that viruses bind to, including the Measles virus, and thereby is designed to attack and engulf the virus particle via lipid-lipid mixing and destroying the virus particle’s ability to infect cells.

The increased survival was correlated with several improvements in the animal health indicating control of viral infection:

✓Slow disease progression, and mild to moderate levels of lung damage as observed in microscopic histopathology.

✓Protection of lungs was also evident from the significant reduction in the level of lung plaques (damage to lung tissue) compared to untreated cases.

✓Reduction in the level of lung-damaging lymphocytes and neutrophils attracted into the lungs (i.e. infiltration) was observed upon NV-387 treatment.

These observations indicated that NV-387 treatment led to beneficial effects that protected lungs as well as reduced overall systemic infection.

We have thus found that NV-387 has dual benefits of (i) directly reducing the virus itself, together with (ii) protecting systemic cellular damage, and in particular, protecting lungs from viral damage as well as self-inflicted damage from killer cells.

These benefits make NV-387 an unusual and highly desirable antiviral drug.

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

During the three months ended September 30, 2025, we have focused on preparing regulatory documentation in accordance with the requirements for the Phase II MPox clinical trial of NV-387 in DRC under the regulatory agency ACOREP as requested by them. We also performed certain non-clinical studies to further elucidate mechanism of action of NV-387.

We have substantially completed draft versions of the documents needed for a Clinical trial Application.

We completed manufacture of the NV-387 drug substance batch for the Phase II MPox clinical trial. As we engaged in this manufacturing batch, we have continued to increase the scale of manufacture of NV-387 in our cGMP-compliant facility, effectively doubling the prior batch size. We will commission additional batches as we engage into additional clinical trials.

We have improved the NV-387 drug product formulations with organoleptic considerations (i.e. taste, flavor, feel and smell). We have installed additional custom equipment, made in the USA, for the gummies blister-pack filling and sealing operation that is required for the manufacture of the drug product for the Phase II MPox clinical trial and beyond.

Additionally, we have been engaged in efforts to obtain non-dilutive financings for the various applications of NV-387. This has resulted in a shift in our business plan towards tropical and rare diseases, emerging epidemics in the USA, and potential bioterrorism agents. We believe the new plan we have adopted is likely to result in regulatory licensure of NV-387 much more quickly than the regulatory pathway for a commercially important indication such as RSV or Influenza.

Treatment of Measles Virus Infection Using NV-387

During the reported quarter, we have completed an animal study to evaluate the effectiveness of NV-387 in treating lethal lung infection of Measles virus in humanized (hCD150+knock-in/IfnR-/-) mice. The study was completed successfully and demonstrated that NV-387 can be expected to result in an effective treatment of Measles virus infection. We plan on seeking non-dilutive grant support for development of NV-387 as a treatment for Measles virus.

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

Our Current Priorities – Measles, MPox, Smallpox, H5N1, and RSV

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

Analysis of Financial Condition, and Result of Operations

As of September 30, 2025, we had cash and cash equivalents of $1,125,711, prepaid expenses of $126,855 and net property and equipment of $6,787,456. Accounts payable and accrued expenses were $1,182,386, inclusive of accounts payables to related parties of $901,143 and accrued expenses of $26,300. Stockholders’ equity was $7,174,694 at September 30, 2025. In comparison, as of June 30, 2025, we had $1,558,564 in cash and cash equivalents, prepaid expenses of $112,146 and $6,833,891 of net property and equipment. Our liabilities at June 30, 2025 were $1,306,519 including accounts payable of $459,094 payable to third parties and accounts payable to related parties of $821,456, and accrued expenses of $25,969.

During the three month period ended September 30, 2025, we used approximately $1.6 million in cash toward operating activities. This was substantially less than for the three months ended September 30, 2024 primarily due to certain one-time costs related to investor outreach activities and certain required additional non-clinical studies to advance NV-387 into Phase II.

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

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the three month period ended September 30, 2025.

Research and Development Expenses – Research and development expenses for the three months ended September 30, 2025 decreased $940,025 to $993,066 from $1,933,091 for the three months ended September 30, 2024. The decrease in research and development expenses for the three months ended September 30, 2025 is due to a decrease in outside lab fees previously required for clinical studies.

General and Administration Expenses – General and administrative expenses for the three months ended September 30, 2025 decreased $431,124 to $803,619 from $1,234,743 for the three months ended September 30, 2024. The decrease in general and administrative expenses for the three months ended September 30, 2025 is due to a decrease in professional fees associated with investor outreach.

Interest Income – Interest income for the three months ended September 30, 2025 decreased $29,396 to $11,627 from $41,023 for the three months ended September 30, 2024. The decrease in interest income for the three ended September 30, 2025 is due to a lower interest bearing balance during the period and lower interest rates during the current three month period compared to the prior period.

Net Loss – For the three months ended September 30, 2025, the Company had a net loss of $(1,785,058) or $(0.10) per share compared to a net loss of $(3,126,811) or $(0.23) per share for the three months ended September 30, 2024. The decrease in the net loss for the three months ended September 30, 2025 is generally attributable to the factors discussed above.

Liquidity and Capital Resources

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at September 30, 2025 of approximately $150.6 million and a net loss of approximately $1.8 million and net cash used in operating activities of approximately $1.6 million for the three months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of September 30, 2025, the Company had available cash and cash equivalents of approximately $1.1 million. The Company’s liabilities at September 30, 2025 were approximately $1.2 million. Management believes that the Company’s existing resources, along with additional capital raised of approximately $6 million through a combination of At the Market (ATM) sales and a separate registered direct offering, as described in Note 11 to the financial statements, between October 1, 2025 through November 12, 2025, and the Company’s including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company believes that it has have several important milestones. We are now awaiting the final reports from the Phase Ia/Ib human clinical trial for our broad-spectrum drug NV-387. Additional milestones include filing of the clinical trial application for Phase II clinical trial of NV-387 for MPox indication, approval of the application, initiation of the Phase II Clinical Trial, Interim Datasets regarding the Safety and Effectiveness of NV-387 for the treatment of MPox, Completion of the Phase II Clinical Trial for MPox, as well as filing of clinical trial application for Phase II clinical trial of NV-387 for Viral-ARI/SARI indication, anticipated approval of the application, initiation of the Phase II Clinical Trial, interim datasets regarding the safety and effectiveness of NV-387 for the treatment of a multitude of respiratory viral infections, completion of the Phase II Clinical Trial and data analysis with data regarding efficacy of NV-387 in the treatment of Influenza, RSV, Coronavirus, and possibly other respiratory viruses.

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

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with D. Boral Capital, the Sales Agent, that became active around April 15, 2024. However, we cannot provide assurance that the Company’s plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the nine months ended September 30, 2025.

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

As of September 30, 2025, an evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our President and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of September 30, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities, the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through September 30, 2025 the Company sold 824,535 shares of common stock at an average price of approximately $1.45 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,245,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,289,594
Less: offering costs and expenses	(44,275)
Net proceeds from issuance of common stock	$1,245,319

As of July 1, 2025 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $10,013 for the three months ended September 30, 2025. The balance of $30,039 will be recognized as the remaining 7,653 shares vest and service is rendered for the remaining nine months ended June 30, 2026.

For the three months ended September 30, 2025, the Company’s Board of Directors authorized the issuance of 387 of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,619 for the three months ended September 30, 2025 related to this issuance.

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

The Scientific Advisory Board was granted in August 2025 fully vested warrants to purchase 286 shares of common stock with an ““exercise price of $1.79 per share expiring in August 2028. The fair value of the warrants was $135 for the three months ended September 30, 2025 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	4

Expected volatility	42.50%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.79%

For the three months ended September 30, 2025, the Company’s Board of Directors authorized the issuance of 117,208 fully vested shares of the Company’s common stock with a restrictive legend for consulting services. The Company recorded an expense of $173,850 for the three months ended September 30, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

For the three months ended September 30, 2025, the Company’s Board of Directors authorized the issuance of 7,504 fully vested shares of its common stock with a restrictive legend for director services. The Company recorded an expense of $11,250 for the three months ended September 30, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

On November 10, 2025, the Company and a single healthcare institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investor in a registered direct offering (the “Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.68 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,601,429 shares of Common Stock, at an offering price of $1.67999 per Pre-Funded Warrant, to the investor whose purchase of Common Stock in this offering would otherwise result in the investor, together with its affiliates and certain related parties, beneficially own more than  9.99% of the Company’s outstanding Common Stock immediately following the consummation of this Offering. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until all of the Pre-Funded Warrants issued in this offering are exercised in full. The gross proceeds from the Offering are approximately $6 million, before deducting placement agent commissions and other offering expenses. In addition, in a concurrent private placement with the same investor, the Company has issued and sold Series A warrants to purchase up to 3,571,429 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to 3,571,429 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Warrants”). The Series A Warrants will have an exercise price of $1.75 per share, will be exercisable after 6 months from date of issuance, and will expire 2 years following the issuance date. The Series B Warrants will have an exercise price of $2.00 per share, will be exercisable after 6 months from date of issuance, and will expire 5.5 years following the issuance date. The common stock (and common stock equivalents in lieu thereof) were offered pursuant to a registration statement on Form S-3 (File No. 333-271706) which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 22, 2023. The Offering is being made only by means of a prospectus supplement and accompanying prospectus which are a part of the effective registration statement. The closing of the Offering took place on November 12, 2025.

Excluding those sold in the Offering and under the ATM, all of the securities referred to above were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the foregoing securities as well as common stock issuable upon conversion or exercise of such securities, have been registered under the Securities Act or any other applicable laws and are deemed restricted securities, and unless so registered may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: November 14, 2025	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: November 14, 2025	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)