Form 10-Q
period 2025-12-31
NANOVIRICIDES, INC.
filed 2026-02-17
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2025

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

As of February 17, 2026 there were approximately 21,595,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,150,580	$1,558,564
Prepaid expenses	145,985	112,146
Total current assets	5,296,565	1,670,710

Property and equipment, net	6,656,439	6,833,891

Intangible assets, net	312,904	317,039

OTHER ASSETS
Service agreements	1,732	2,445
Total assets	$12,267,640	$8,824,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$218,313	$459,094
Accounts payable-related party	929,232	821,456
Accrued expenses	48,380	25,969
Total current liabilities	1,195,925	1,306,519

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 916,695 and 905,717 shares issued and outstanding, at December 31, 2025 and June 30, 2025, respectively	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 21,595,187 and 16,606,832 shares issued and outstanding, at December 31, 2025 and June 30, 2025, respectively	216	166
Additional paid-in capital	163,919,128	156,359,252
Accumulated deficit	(152,847,638)	(148,841,861)

Total stockholders’ equity	11,071,715	7,517,566

Total liabilities and stockholders’ equity	$12,267,640	$8,824,085

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
OPERATING EXPENSES
Research and development	$1,118,649	$1,156,351	$2,111,715	$3,089,442
General and administrative	1,114,525	902,700	1,918,144	2,137,443

Total operating expenses	2,233,174	2,059,051	4,029,859	5,226,885

LOSS FROM OPERATIONS	(2,233,174)	(2,059,051)	(4,029,859)	(5,226,885)

OTHER INCOME (EXPENSE)
Interest income	12,455	31,709	24,082	72,732
Interest expense	—	(149)	—	(149)

Other income, net	12,455	31,560	24,082	72,583

NET LOSS	$(2,220,719)	$(2,027,491)	$(4,005,777)	$(5,154,302)

Net loss per common share- basic and diluted	$(0.11)	$(0.14)	$(0.22)	$(0.36)

Weighted average common shares outstanding- basic and diluted	19,850,080	14,572,042	18,466,253	14,132,159

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the three and six months ended December 31, 2025

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.00001		Par $0.00001

	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2025	905,717	$9	16,606,832	$166	$156,359,252	$(148,841,861)	$7,517,566

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $44,275	—	—	824,535	9	1,245,310	—	1,245,319

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	11,632	—	11,632

Common stock issued for consulting and legal services rendered	—	—	117,208	1	173,849	—	173,850

Warrants issued to Scientific Advisory Board	—	—	—	—	135	—	135

Common stock issued for Directors fees	—	—	7,504	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,785,058)	(1,785,058)

Balance, September 30, 2025	916,308	$9	17,556,079	$176	$157,801,428	$(150,626,919)	$7,174,694

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $21,965	—	—	440,453	4	663,798	—	663,802

Series A preferred stock issued for employee stock compensation	387	—	—	—	11,584	—	11,584

Proceeds from Registered Direct Offering of common stock and warrants net of Issuance costs of $596,019 (see Note 8)			3,571,429	36	5,403,945		5,403,981

Common stock issued for consulting and legal services rendered	—	—	19,255	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	123	—	123

Common stock issued for Directors fees	—	—	7,971	—	11,250	—	11,250

Net loss	—	—	—	—	—	(2,220,719)	(2,220,719)

Balance, December 31, 2025	916,695	$9	21,595,187	$216	$163,919,128	$(152,847,638)	$11,071,715

See accompanying notes to the financial statements

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

See accompanying notes to the financial statements

NanoViricides, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,005,777)	$(5,154,302)

Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued as compensation	23,216	28,413
Common stock issued as compensation and for services	223,350	84,000
Warrants granted to Scientific Advisory Board	258	383
Depreciation	261,768	387,362
Amortization	4,135	4,134
Changes in operating assets and liabilities:
Prepaid expenses	(33,839)	58,935
Other assets	713	8,817
Accounts payable	(240,781)	(124,413)
Accounts payable - related party	107,776	146,744
Accrued expenses	15,669	(225,881)

NET CASH USED IN OPERATING ACTIVITIES	(3,643,512)	(4,785,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84,316)	(46,764)

NET CASH USED IN INVESTING ACTIVITIES	(84,316)	(46,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock, net of issuance costs	1,909,121	3,992,846
Net proceeds from sale of common stock and common stock warrants, net of issuance costs	5,410,723	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,319,844	3,992,846

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,592,016	(839,726)
Cash and cash equivalents at beginning of period	1,558,564	4,797,778
Cash and cash equivalents at end of period	$5,150,580	$3,958,052
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
NON-CASH INVESTING AND FINANCING ACTIVITIES
Cost related to sales of securities not paid	$6,742	$28,838

See accompanying notes to the condensed financial statements

NANOVIRICIDES, INC.

December 31, 2025

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

Note 2 – Liquidity and Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at December 31, 2025 of approximately $152.8 million and a net loss of approximately $4.0 million and net cash used in operating activities of approximately $3.6 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of December 31, 2025, the Company had available cash and cash equivalents of approximately $5.2 million. The Company’s liabilities at December 31, 2025 were approximately $1.2 million including accounts payable of approximately $218,000 payable to third parties, accounts payable to related parties of approximately $929,000, and accrued expenses of approximately $48,000. Management believes that the Company’s cash and cash equivalents balance of approximately $5.2 million, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

During the three months ended December 31, 2025, the Company raised capital worth approximately $664,000, net of offering expenses, from ATM sales of our common stock during the current period from October 1, 2025 through December 31, 2025. Additionally, we successfully raised capital worth approximately $5.4 million net of expenses in a Registered Direct Offering of common stock, and a Private Placement of Series A 2-year and Series B 5.5 year common stock warrants, exercisable into common stock at $1.75 and $2.00, respectively, from a single investor.

The ability of the Company to continue as a going concern is dependent upon controlling its overall expenses and identifying and securing additional financing.

The Company believes that it has several important milestones, building on the successful Phase Ia/Ib human clinical trial for the Company’s broad-spectrum, antiviral drug NV-387 as described elsewhere, with further progress of NV-387 into Phase II clinical trials. The Company is anticipating the Phase Ia/Ib clinical study report (final report or CSR) to be submitted soon. The Company plans on submitting the CSR to the regulatory authorities in India, which would be a significant milestone in the regulatory progress of NV-387.

Additional milestones include the start of Phase II clinical trial of NV-387 as treatment for MPox, execution of the Phase II clinical trial and attendant top-line readout, and the anticipated successful completion of the clinical trial. The Company anticipates that its Phase II clinical trial will be successful in demonstrating that NV-387 is effective and safe in the treatment of MPox infection, based on the known safety of NV-387 in both animal studies and the observations in Phase I human clinical trial, and the activity of NV-387 against lethal orthopoxvirus infection in animal models that simulate the dermal transfer of infection as well as direct lung infection.

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

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with D. Boral Capital, the Sales Agent.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The accompanying condensed financial statements and the information included under Item 2 (below) Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 29, 2025.

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

Certain warrants issued in November 2025, as more fully described in Note 8, participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing earnings per share (“EPS”), these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three- and six-month periods ended December 31, 2025, as results of operations were a loss for the periods.

The following table shows the number of outstanding potentially dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Warrants	5,148	6,290	5,148	6,290
Warrants (Participating Securities)	7,142,858	—	7,142,858	—
Total Warrants	7,148,006	6,290	7,148,006	6,290

Series A Preferred shares

The Company has 916,695 shares of Series A preferred stock outstanding as of December 31, 2025. Only in the event of a “change of control” of the Company is each Series A preferred share convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At December 31, 2025, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,208,433, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech, Pvt., Ltd (“KMPL”)	An entity of which Dr. Anil Diwan is a passive investor and advisor without operating control.

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred such property and equipment, at cost, to the Company	$—	$—	$6,250	$46,765

	As of
	December 31,	June 30,
	2025	2025
Accounts Payable – Related Party-TheraCour

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore there was no advance offset of the accounts payable due TheraCour as of December 31, 2025 and at June 30, 2025.

	$691,865	$584,089

	December 31,	June 30,
	2025	2025
Accounts Payable- Related Party-KMPL

KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1 human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Accounts payable to KMPL at December 31, 2025 and June 30, 2025 were:	$237,367	$237,367

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Research and Development Costs Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at December 31, 2025 and June 30, 2025	$485,792	$629,931	$1,025,314	$1,274,458

	As of
	December 31,	June 30,
	2025	2025
Clinical Trial Costs Accrued - Related Party

Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India.	$—	$9,932

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

Line of Credit - Related Party

On November 13, 2023, the Company’s President and CEO, Dr. Anil R. Diwan, entered into a Line of Credit Agreement whereby Dr. Diwan agreed to provide a standby Line of Credit to the Company. Amounts drawn down under the Line of Credit shall bear interest at a fixed rate of 12%. Advancements under the Line of Credit will be collateralized by an Open End Mortgage Deed on the Company’s real property at 1 Controls Drive, Shelton, Connecticut and a Chattel Mortgage (U.C.C – 1 filing) against the Company’s equipment and fixtures. Any draw down under the Line of Credit requires the approval of the Company’s Board of Directors.

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

There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of December 31, 2025.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	December 31,	June 30,
	2025	2025
GMP Facility	$8,246,111	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	77,425

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,518,423	6,512,173

Total Property and Equipment	15,107,566	15,023,250

Less Accumulated Depreciation	(8,451,127)	(8,189,359)
Property and Equipment, Net	$6,656,439	$6,833,891

Depreciation expense for the three months ended December 31, 2025 and 2024 was $131,016 and $193,816, respectively, and for the six months ended December 31, 2025 and 2024 was $261,768 and $387,362 respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	December 31, 2025		Total	June 30, 2025		Total
	Finite Lived	Indefinite Lived	December 31,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2025	Intangible Assets	Intangible Assets	2025
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(146,050)	—	(146,050)	(141,915)	—	(141,915)
Intangible Assets, Net	$7,343	$305,561	$312,904	$11,478	$305,561	$317,039

Amortization expense amounted to $2,068 and $2,067 for the three months ended December 31, 2025 and 2024, respectively, and for the six months ended December 31, 2025 and 2024 were $4,135 and $4,134, respectively.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	June 30,
	2025	2025
Personnel and compensation costs	$25,088	$25,969
Consultant and other	23,292	—
	$48,380	$25,969

Note 8 - Equity Transactions

ATM Offering

On April 15, 2024, the Company entered into a new ATM sales agreement with. E.F. Hutton Securities (now D. Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through December 31, 2025 the Company sold 1,264,988 shares of common stock at an average price of approximately $1.56 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,909,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,975,361
Less: offering costs and expenses	66,240
Net proceeds from issuance of common stock	$1,909,121

Registered Direct Offering and Private Placement

On November 10, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.68 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,601,429 shares of Common Stock, at an offering price of $1.67999 per Pre-Funded Warrant. Each Pre-Funded Warrant is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full.

Also pursuant to the Securities Purchase Agreement, in a concurrent private placement offering (the “PIPE Offering,” and collectively with the Registered Direct Offering, the “Offering”), the Company agreed to sell and issue to the Investor detachable Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to 3,571,429 shares of Common Stock and detachable Series B Common Stock Purchase Warrants (the “Series B Warrants,” and collectively with the Series A Warrants (the “Common Warrants”) to purchase up to 3,571,429 shares of Common Stock. The Series A Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire two years from the date of issuance. The Series B Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $2.00 per share, and will expire five and one-half years from the date of issuance. The warrants meet the criteria for equity classification.

The Company generated gross proceeds of $6,000,000 and net proceeds of $5,403,981 from the Offering after deducting under writing discounts and commissions and other offering expenses. Additionally, on November 25, 2025 the Pre-Funded Warrants were exercised, the Company received $16.01, the par value of the shares issued, and the Company issued 1,601,429 of the Company’s $0.00001 par value common shares.

On December 15, 2025, the Company filed a Prospectus registering the common shares underlying Series A and B Common Warrants. The filing of the Preliminary Prospectus enables the registered shares of common stock to be issued upon the exercise of the Common Warrants.

The exercise price of the Pre-Funded and Common Warrants are subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders.

The Series A and Series B Warrants grant certain participation rights to the warrant holder. If the Company issues rights, warrants, or other purchase rights to common stockholders on a pro rata basis, the warrant holder can participate as if it already exercised the warrant in full. If the company declares any distribution to common stock holders, including, cash dividends stock dividends, spin-offs, property distributions, reorganizations or similar transactions, then the holder participates as if it held all warrant shares immediately before the record date. In the event of a fundamental transaction the holder can, generally, exercise the warrant, and receive the same consideration received by the common shareholders. These participation rights may be held in abeyance, or limited if they result in the holder exceeding beneficial ownership limitations as defined in the warrants.

Stock-based Compensation

On July 1, 2025 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $20,026 for the six months ended December 31, 2025. The balance of $20,026 will be recognized as the remaining 5,102 shares vest and service is rendered for the remaining six months ended June 30, 2026.

For the three and six months ended December 31, 2025, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,570 and $3,189, respectively for the three and six months ended December 31, 2025 related to these issuances.

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

The Scientific Advisory Board was granted in August 2025 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.79 per share expiring in August 2029 and in November 2025 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.63 per share expiring in November 2029. The fair value of the warrants was $123 for the three months ended December 31, 2025 and $258 for the six months ended December 31, 2025 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following ranges:

Expected life (year)	4

Expected volatility	42.5%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.615%

For the three and six months ended December 31, 2025, the Company’s Board of Directors authorized the issuance of 19,255 and 136,463, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $27,000 and $200,850, respectively, for the three and six months ended December 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and six months ended December 31, 2025, the Company’s Board of Directors authorized the issuance of 7,971 and 15,475, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $22,500 for the three and six months ended December 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2025	5,720	$2.62	1.70	$4

Granted as compensation	572	1.71	3.75	—

Issued to investors	7,142,858	1.88	3.61	—

Expired	(1,144)	5.29	—	—
Outstanding and exercisable at December 31, 2025	7,148,006	$1.88	3.61	$—

Of the outstanding warrants at December 31, 2025, 1,144 expire in fiscal year ending June 30, 2026, 3,572,573 expire in fiscal year ending June 30, 2027 1,144 warrants expire in the fiscal year ending June 30, 2028, 1,144 warrants expire in the fiscal year ending June 30, 2029, 572 warrants expire in the fiscal year ending June 30, 2030, and 3,571,429 warrants expire in the fiscal year ending June 30, 2031.

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

On September 20, 2024, the Company entered into a “Memorandum of Understanding for All Antivirals Drug Development” (the MoU) with TheraCour that granted to the Company, a limited, non-assignable, non-sublicensable, exclusive Right of First Refusal to License to any antiviral drugs in development or to be developed by TheraCour for research and development purposes only, for all as-yet unlicensed viral infection treatment indications. The MoU also clarified the roles and responsibilities of the Parties and essentially codified the process that the parties have adopted since inception. The MoU further codified the treatment of all future milestone payments arising from any current or future license agreements to TheraCour to be consistent with the principles adopted in the February 12, 2024 Amendment to the COVID-19 License Agreement.

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

Virus Escaping a Nanoviricide Drug is Unlikely

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

Nanoviricides Drugs Are Designed So that They Can be Used in Potentially All Segments of Patient Population

As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs. Additionally, a nanoviricide is designed and constructed so that its components are biocompatible and metabolizable without toxicitiy.

Phase I human clinical trial of NV-387 to evaluate safety and tolerability in healthy subjects was completed with no adverse events, meeting or exceeding safety and tolerability objectives of the trial. In non-clinical IND-enabling studies NV-387 as well as NV-HHV-1 have been found to be extremely good in terms of their effects on animal physiology, clinical and blood chemistry, as well as no organ-specific negative findings. These clinical and non-clinical findings validate our nanoviricide platform as being capable of clinically relevant development of safe and well tolerated drugs.

Such good safety and tolerability profile of nanoviricide drugs is expected to enable use of nanoviricide drugs in all segments of patient populations, potentially from infants to children to adolescents to healthy adults to geriatric patients.1

Nanoviricides Drugs Can be Used in Patients with Co-morbidities or Patients with Immune Compromise Status

A nanoviricide drug is designed to complete the task of destroying the virus particle, without requiring assistance from a functioning immune system of the patient. Any viral infection that causes significant pathology does so by virtue of host immune system disrepair, either pre-existing, or caused by the virus itself. Therefore, nanoviricides can be expected to be superior to approaches such as vaccines and antibodies that require a good functional host immune system for antiviral response. Vaccines require healthy immune system so that appropriate antibody-generating memory cells can be created, stored, and deployed in case of infection later. Antibodies used as drugs decorate the virus particle and require a healthy immune system to handle the virus-antibody complexes thus formed.

Since nanoviricide drugs are designed as chemical nanomachines that function without reliance on the patient’s physiology, these drugs are expected to be useful even for patients with co-morbidities such as diabetes, heart disease, and others, as well as for immune-compromised patients including those with HIV/AIDS or “immune amnesia” such as resulting from measles or other prior infections.

These distinctive features that set nanoviricides apart from the entire world of current antiviral approaches are made possible by our novel nanoviricide chemical nanomachine technology platform.

In contrast, almost all antivirals available today or in development with conventional methodologies have shortcomings of virus escape, limited eligible patient population, as well as limited responding patient population.

After decades of development, this novel nanoviricide technology is now advancing through clinical stages towards regulatory approvals.

Broad and Expanding Drug Pipeline

The host-mimicry nanoviricide platform has enabled development of extremely broad-spectrum antiviral drugs such as NV-387, as well as virus-type-specific drugs such as NV-HHV-1 (Herpesviridae) and NV-HIV-1 (HIV-1, 2 all mutants).

Nanoviricide drug development against other viruses would be rapid because of the modular drug development methodology of the nanoviricide platform in which the virus specific ligand is chemically attached to a standardized “cassette” polymeric micelle forming molecule to create the new drug.

1 Specific non-clinical studies are required by regulatory agencies for allowing testing of a novel drug in (i) pediatric patients, (ii) newborns and infants, and (iii) women of reproductive age. We intend to perform these studies at appropriate regulatory stages of development of the nanoviricides drugs as is customary.

Large Market Sizes.2

NV-387 alone, because of its broad spectrum activity against Influenza, RSV, COVID, Smallpox, Mpox, Measles, and potentially many other viruses, is estimated to have market size of approximately $23 Billion by 2030 based on available market estimates. Additionally, NV-HHV-1 could target a potential market size exceeding $4 Billion by 2030, and NV-HHV-1 target market size is estimated at approximately $13 Billion by 2030, based on external market reports.

Revolutionary Broad-Spectrum Antiviral - Clinical Stage Lead Drug NV-387

Our clinical stage lead drug candidate, NV-387, is a broad-spectrum antiviral drug that has demonstrated strong activity in lethal lung viral infection animal model trials for the treatment of an extremely broad and wide variety of viruses.

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

We believe that as a single drug that can potentially treat almost any acute respiratory viral infection, NV-387 could be as revolutionary an antiviral drug as penicillin was as the anti-bacterial drug, if and when approved after clinical trials. If a patient presents with a suspected bacterial respiratory infection, the physician can immediately prescribe a broad-spectrum antibacterial treatment such as amoxicillin without waiting for test results. In contrast, at present if a patient presents with a suspected viral respiratory infection, there is no treatment available except for influenza and now COVID. Even in the case of influenza, the available drugs have limited effectiveness and need to be given within 48 hours of initial symptoms for best efficacy, as per prescribing information and literature. The COVID drug paxlovid has not shown efficacy in healthy adults, and has other limitations regarding eligibility of a patient as per prescribing information and literature.

In contrast, NV-387 could be prescribed to any patient with an acute respiratory viral infections, without further testing and with potentially no limitations on patient population, if approved for such use, assuming successful relevant clinical trials.

NV-387 was also found to be highly effective against orthopoxvirus infection animal models which provide support for moving it forward towards licensure for its use in the treatment of (iv) Smallpox (caused by Variola virus), an important bioterrorism threat; as well as for evaluation as a treatment for (v) MPox (caused by the Monkeypox virus, MPXV), an important emerging threat.

2 These market size estimates are derived based on the following reports or press releases, among others:

(a). Influenza A Infections – Market Insight, Epidemiology and Market Forecast to 2032, DelveInsight, 2022, https://www.delveinsight.com/report-store/influenza-a-infections-market?utm_source=cision&utm_medium=pressrelease&utm_campaign=spr

(b). Respiratory Syncytial Virus (RSV) Therapeutics Market to 2031, GrowthPlusReports, 2023, https://www.growthplusreports.com/report/respiratory-syncytial-virus-rsv-therapeutics-market/8519.

(c). Herpes Simplex Virus Treatment Market Size...Forecast to 2030, GrandviewResearch, 2024, https://www.grandviewresearch.com/industry-analysis/herpes-simplex-virus-treatment-market-report.

(d) Infectious Disease Therapeutics Market Size… to 2030, GrandviewResearch, 2024,

https://www.grandviewresearch.com/industry-analysis/infectious-disease-therapeutics-market.

Further, the same drug NV-387 was found to be highly active against (vi) Measles virus in a humanized mouse model of lethal Measles virus infection.

NV-387 is Broad-Spectrum by Design that Includes Specific Host Mimicry

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

NV-387, a Single Drug, Meets Many Unmet Medical Needs in Viral Diseases

At present,

●	There is no approved drug for RSV, although three different antibodies have been approved for pre-exposure protection of infants from potential risk of RSV infection, and some vaccines have been approved for use in geriatric patients and adults at risk, as well as for pregnant women. While the market size is projected to be exceeding $8 billion or so, the regulatory development timelines are long for RSV pediatric drug development.
●	There is no approved drug for Influenza that can be reliably predicted to be not escaped by the next potential epidemic or pandemic Influenza virus, including H5N1. All approved influenza drugs are known to be readily escaped by Influenza variants.
●	There is no approved drug for Measles.
●	There is no approved drug for MPox.
●	The Smallpox approved drugs (under FDA Animal Rule) have significant shortcomings, leaving the US practically unprepared for this bioterrorism scenario despite several billions of dollars in development and acquisitions.
●	The approved drugs for Influenza are unlikely to meet the challenge of an H5N1 or highly pathogenic influenza virus epidemic, especially since the influenza virus changes readily in the field by multiple mechanisms including mutations, recombinations and reassortments. Mutations are small changes in the genomic RNA that are always occurring as the virus makes copies of itself. Recombinations occur when two different genomic strands exchange portions of their sequences generating a mixed or chimeric variant genomic strand. Reassortment is specific to “segmented” viruses such as influenza wherein a new virus particle is assembled by taking the segments of RNA from two (or more) different influenza viruses that have co-infected a cell. Any of these changes can lead to viruses resistant to traditional drugs, vaccines, and antibodies. Pandemic influenza viruses usually are derived from multiple influenza viruses with such swapping or mixing of genetic code and mutations.

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

Possible Rapid Regulatory Paths, Non-Dilutive Funding, and Potential Revenues for NV-387

On February 3, 2026, the Company s filed and the FDA Office of Orphan Drugs received, applications for Orphan Drug Designation (ODD) of three drugs, namely (i) NV-387 for the treatment of Measles, (ii) NV-387 for the treatment of MPox, and (iii) NV-387 for the treatment of Smallpox. The Company has retained OnlyOrphansCote, LLC, (“OOC”), led by Dr. Timothy Cote, under a Master Services Agreement as of November 25, 2025, for the orphan drug related activities. Dr. Cote previously served as the Director of FDA Office of Orphan Drugs. OOC prepared and filed the ODD applications on behalf of the Company. FDA can take 90 to 120 days to respond to the ODD applications.

We believe that the potential relatively rapid regulatory path for NV-387 would be enabled by any of its indications that are eligible for “Orphan Drug” status in the USA. Generally speaking, an Orphan Drug is a drug for a disease that has less than 200,000 incidence rate annually, or for a specific bio-terrorism agent such as smallpox. Based on our animal model studies to date, we have identified three different treatment indications that are orphan drug indications for NV-387, namely: (i) NV-387 for the treatment of Measles, (ii) NV-387 for the treatment of MPox, and (iii) NV-387 for the treatment of smallpox. Orphan Drug Designation for these cases would enable several benefits.

Orphan drug benefits include frequent meetings with FDA for guidance, smaller clinical trials, a potential path for drug approval after a Phase II clinical trial that is performed under the US FDA, waivers of certain PDUFA fees payable to the US FDA, and certain R&D tax benefits, as well as a seven year exclusivity for marketing the drug for the licensed indication. These incentives, if they become available for further regulatory development of NV-387, would result in shorter time path and reduced financial requirements to gain regulatory approvals.

To this end, we are seeking “Orphan Drug Designation” for the above three diseases from the US FDA. The Company plans to take advantage of the increased FDA interactions for filing appropriate Pre-IND applications and IND applications with the US FDA.

Additionally, the annual drug product requirements for these orphan drugs, when approved, can be met by our existing cGMP manufacturing facilities at our main campus in Connecticut. This would enable rapid revenue generation, to the tune of several hundreds of millions of dollars a year, and would make the Company financially self-sufficient.

We believe that our MPox Phase II clinical trial in Democratic Republic of Congo (DRC), if successful, will likely enable a Phase II/III registration clinical trial for NV-387 as a treatment for MPox under the US FDA auspices, which may provide the shortest possible timeline for NV-387 licensure.

Additionally, success of this MPox Phase II clinical trial is likely to enable US Government funding from an agency such as Biomedical Advanced Research and Development Agency (BARDA) or the National Institutes of Health (NIH) for further development of the drug NV-387 as a treatment for the bioterrorism agent smallpox which is a closely related virus. Current FDA guidance for Smallpox drug development is based on the “Animal Rule” and does not require human clinical trials (which would be unethical and impossible to conduct), a licensure route that we believe NV-387 would be successful in, based on relevant animal model studies already conducted.

Such licensure, if obtained, could drive acquisition of the drug by the US government, worth hundreds of millions of dollars in revenues, and this could afford the fastest revenue path for the Company. As an example, Tecovirimat (TPOXX) acquisition contracts have been ranging at about $150 million per year.

Measles has become an important emerging disease in the USA. While measles was declared eliminated in the USA in 2000, its resurgence has led to sustained transmission over the entire 2025 year with 2,230 cases, resulting in 11% hospitalizations, and 3 deaths, and it has continued unabated in the USA, with over 733 cases as of February 5, 2026, per CDC3. Effectively, US no longer has Measles elimination status4, and it has become an endemic disease in the USA. Measles vaccination rates have fallen in various geographic areas well below the 95% vaccination rate required for maintaining “herd immunity” or population immunity, keeping the virus from spreading. Vaccination rates with the Measles vaccine (usually given to children in 2 doses as a component of the triple MMR vaccine) are likely to continue to fall. Additionally, the Measles virus strain now in circulation is substantially different from the vaccine strain(s) that were derived from the 1968 era. While this old vaccine continues to be effective, its effectiveness may have started decreasing with breakthrough infection rates increasing, based on scientific literature5.

A single case of Measles leads to substantial disruption and economic losses. Measles typically affects school age or younger children, and a single case can lead to quarantining of a large portion of the school body and imposition of remote learning. We believe that if NV-387 is approved for Measles, quarantining can be avoided by treating the suspected contacts with small doses of the drug, and the spread can be eliminated by actually treating the patient with the drug, NV-387. We believe that our animal model studies in humanized mice have clearly demonstrated that NV-387 is a viable drug candidate for treatment as well as prophylaxis of Measles.

At present there is no approved drug for Measles.

We believe that non-dilutive funding for development of NV-387 as a drug is likely to become available from US Government agencies for smallpox as well as measles.

Phase II Clinical Trial of NV-387 as Treatment of MPox in the Democratic Republic of Congo (DRC), Africa

We began working with the local regulatory agency in DRC, namely ACOREP, circa February 2025. After initial due diligence from them, the Ethics Committee of ACOREP agreed that NV-387 was worth evaluating as a treatment for MPox and gave us a go-ahead with a preliminary approval for a potential Phase II clinical trial in April, 2025. Since then we have been providing technical documents to ACOREP as parts of the clinical trial application, in what would be considered an informal “rolling review” of sorts. After all of the questions having been resolved, we received a final approval for starting a Phase II clinical trial from ACOREP at the end of October, 2025. This approval requires us to fulfill certain conditions and provide certain final documentation. We are currently working on completing these last set of requests (see below).

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

3 https://www.cdc.gov/measles/data-research/index.html#cdc_data_surveillance_section_10-measles-cases-in-2026.

4 Technically, Measles elimination status of the USA continues until the 13 April 2026 meeting of Pan-American Health Organization (PAHO) which would then evaluate if the elimination status is effective. https://apnews.com/article/us-measles-elimination-mexico-6f0bc8f7ef31d5ef82492e42ccb38e47.

5 https://pmc.ncbi.nlm.nih.gov/articles/PMC11209263/.

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

3 The Measles vaccine, a live attenuated strain developed circa 1968, continues to be in use, even as the Measles virus itself has changed significantly. The vaccine was originally found to be 95% protective, which means 5% of the fully vaccinated persons could still get measles, called a “vaccine breakthrough” infection. At least 95% of the population needs to be vaccinated to confer “population immunity” or “herd immunity” which can be roughly defined as blocking person-to-person spread of the virus. This high percentage required is a result of the extremely contagious and persistent nature of the Measles virus. However, immune-compromised subjects do not benefit well from any vaccines. The percentage of such subjects that do not benefit fully from vaccination has been estimated at about 7-10% of the US population, and is rising due to chronic diseases, auto-immunity, inflammation, diabetes, obesity, as well as environmental factors that have led to increase in cancer rates in younger population in the USA. Analysis of post-elimination Measles cases in the USA have led to vaccine breakthrough rates estimated at 11-13% rather than the historically used value of 5% (J. Leung et al. Measles Cases in the US, 2001–2022 • CID 2025;80(3):663–72. https://doi.org/10.1093/cid/ciae470). There is also personal reluctance for the risk that one’s own child may be affected by a major side effect even as documented rates of side effects are small. There are also communities with religious prohibition for using vaccines. Therefore, reaching 95% vaccination rate is becoming an ever distant goal. Thus, there is an urgent need for a Measles drug to treat persons that get sick.

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

During the three months ended December 31, 2025, we have focused on preparing regulatory documentation in accordance with the requirements for the Phase II MPox clinical trial of NV-387 in DRC under the regulatory agency ACOREP as requested by them. We have now submitted almost all of the documents constituting a clinical trial application, in a “rolling review”-like process to the DRC regulatory agency, ACOREP.

We completed manufacture of a pilot batch of the NV-387 oral gummies drug product (new formulation) and we have conducted required stability studies on the same.

We had previously completed manufacture of the NV-387 drug substance batch for the Phase II MPox clinical trial. As we engaged in this manufacturing batch, we have continued to increase the scale of manufacture of NV-387 in our cGMP-compliant facility, effectively doubling the prior batch size. We will commission additional batches as we engage into additional clinical trials.

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

We are now executing substantially with an “Orphan First” focus, while continuing advancement of our non-orphan drug candidates along the way. Thus, we have focused on a Phase II clinical trial of MPox in DRC. Subsequently, we plan on regulatory advancement of NV-387 as a drug for the treatment of Measles. Along the way, we are also continuing to develop a Phase II clinical trial for the use of NV-387 as a treatment of acute respiratory viral infections.

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

Collaborations, Agreements and Contracts

In November 2025 we engaged OnlyOrphansCote, LLC (OOC), under a Master Services Agreement to help us with strategy and execution of our orphan drug programs. Dr. Timothy Cote, Principal and Founder of OOC was previously Director of the US FDA Office of Orphan Drugs.

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

Analysis of Financial Condition, and Result of Operations

As of December 31, 2025, we had cash and cash equivalents of $5,150,580, prepaid expenses of $145,985 and net property and equipment of $6,656,439. Accounts payable and accrued expenses were $1,195,925, inclusive of accounts payables to related parties of $929,232. Stockholders’ equity was $11,071,715 at December 31, 2025. In comparison, as of June 30, 2025, we had $1,558,564 in cash and cash equivalents, prepaid expenses of $112,146 and $6,833,891 of net property and equipment. Our liabilities at June 30, 2025 were $1,306,519 including accounts payable of $459,094 payable to third parties and accounts payable to related parties of $821,456.

During the six month period ended December 31, 2025, we used approximately $3.6 million in cash toward operating activities. This was substantially less than the prior one year ago period primarily due to certain one-time costs related to investor outreach activities and certain required additional non-clinical studies to advance NV-387 into Phase II in the prior one year ago period.

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

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the three and six month periods ended December 31, 2025 and 2024.

Research and Development Expenses – Research and development expenses for the three months ended December 31, 2025 decreased $37,702 to $1,118,649 from $1,156,351 for the three months ended December 31, 2024. Research and development expenses for the six months ended December 31, 2025 decreased $977,727 to $2,111,715 from $3,089,442 for the six months ended December 31, 2024. The decrease in research and development expenses for the three months ended December 31, 2025 is due to a decrease in outside lab fees and clinical trial costs. The decrease in research and development expenses for the six months ended December 31, 2025 is due to a decrease in outside lab fees that were required for a Phase II Clinical Trial Application in 2024, and not required in 2025.

General and Administration Expenses – General and administrative expenses for the three months ended December 31, 2025 increased $211,825 to $1,114,525 from $902,700 for the three months ended December 31, 2024. General and administrative expenses for the six months ended December 31, 2025 decreased $219,299 to $1,918,144 from $2,137,443 for the six months ended December 31, 2024. The increase in general and administrative expenses for the three months ended December 31, 2025 is due to an increase in professional fees associated with investor outreach expense. The decrease in general and administrative expenses for the six months ended December 31, 2025 is due to a decrease in professional fees associated with investor outreach expense. From time to time the Company investor outreach strategies change, with occasional changes in expenditures.

Interest Income – Interest income for the three months ended December 31, 2025 decreased $19,254 to $12,455 from $31,709 for the three months ended December 31, 2024. Interest income for the six months ended December 31, 2025 decreased $48,650 to $24,082 from $72,732 for the six months ended December 31, 2024. The decrease in interest income for the three and six months ended December 31, 2025 is due to a lower interest bearing balance during the period and lower interest rates during the current three and six month period compared to the prior period.

Interest Expense – Interest expense decreased by $149 to $0 for the three months ended December 31, 2025 from $149 for the three months ended December 31, 2024. Interest expense decreased by $149 to $0 for the six months ended December 31, 2025 from $149 for the six months ended December 31, 2024.

Net Loss – For the three months ended December 31, 2025, the Company had a net loss of $(2,220,719) or $(0.11) per share compared to a net loss of $(2,027,491) or $(0.14) per share for the three months ended December 31, 2024. For the six months ended December 31, 2025, the Company had a net loss of $(4,005,777) or $(0.22) per share compared to a net loss of $(5,154,302) or $(0.36) per share for the six months ended December 31, 2024. The increase in the net loss for the three months ended December 31, 2025, and decrease in the net loss for the six months ended December 31, 2025 is generally attributable to the factors discussed above.

Liquidity and Capital Resources

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at December 31, 2025 of approximately $152.8 million and a net loss of approximately $4.0 million and net cash used in operating activities of approximately $3.6 million for the six months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of December 31, 2025, the Company had available cash and cash equivalents of approximately $5.2 million. The Company’s liabilities at December 31, 2025 were approximately $1.2 million. The Company raised approximately $664,000, net of offering expenses, from ATM sales of our common stock during the current period from October 1, 2025 through December 31, 2025. Additionally, the Company successfully raised capital worth approximately $5.4 million net of expenses in a Registered Direct Offering of common stock and a Private Placement of Series A 2-year and Series B 5.5 year common stock warrants, exercisable into common stock at $1.75 and $2.00, respectively, from a single investor. The Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management believes that it has on-going access to the capital markets including the “At-The-Market” (ATM) agreement with D. Boral Capital, the Sales Agent.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended December 31, 2025.

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

As of December 31, 2025, an evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our President and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2025, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Registered Direct Offering and Private Placement

On November 10, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to a single investor in a registered direct offering (the “Registered Direct Offering”): (i) 1,970,000 shares of common stock, par value $0.00001 per share (the “Common Stock”), at an offering price of $1.68 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,601,429 shares of Common Stock, at an offering price of $1.67999 per Pre-Funded Warrant. Each Pre-Funded Warrant is exercisable for one share of Common Stock. The Pre-Funded Warrants have an exercise price of $0.00001 per share, are immediately exercisable, and may be exercised at any time until exercised in full.

Also pursuant to the Securities Purchase Agreement, in a concurrent private placement offering (the “PIPE Offering,” and collectively with the Registered Direct Offering, the “Offering”), the Company agreed to sell and issue to the Investor detachable Series A Common Stock Purchase Warrants (the “Series A Warrants”) to purchase up to 3,571,429 shares of Common Stock and detachable Series B Common Stock Purchase Warrants (the “Series B Warrants,”), and collectively with the Series A Warrants (the “Common Warrants”) to purchase up to 3,571,429 shares of Common Stock. The Series A Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $1.75 per share, and will expire two years from the date of issuance. The Series B Warrants will be exercisable beginning six months from the date of issuance at an exercise price of $2.00 per share, and will expire five and one-half years from the date of issuance.

The Company generated gross proceeds of $6,000,000 and net proceeds of $5,403,981, from the Offering after deducting under writing discounts and commissions and other offering expenses. Additionally, on November 25, 2025 the Pre-Funded Warrants were exercised, the Company received $16.01, the par value of the shares issued, and the Company issued 1,601,429 of the Company’s $0.00001 par value common shares.

On December 15, 2025, the Company filed a Prospectus registering the common shares underlying Series A and B Common Warrants. The filing of the Preliminary Prospectus enables the registered shares of common stock to be issued upon the exercise of the Common Warrants.

The exercise price of the Pre-Funded and Common Warrants are subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders.

Stock-based Compensation

On July 1, 2025 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on

September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $20,026 for the three months ended December 31, 2025. The balance of $20,026 will be recognized as the remaining 5,102 shares vest and service is rendered for the remaining six months ended June 30, 2026.

For the three and six months ended December 31, 2025, the Company’s Board of Directors authorized the issuance of 387 and 774, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $1,570 and $3,189, respectively for the three and six months ended December 31, 2025 related to these issuances.

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

The Scientific Advisory Board was granted in August 2025 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.79 per share expiring in August 2029 and in November 2025 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.63 per share expiring in November 2029. The fair value of the warrants was $123 for the three months ended December 31, 2025 and $258 for the six months ended December 31, 2025 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following ranges:

Expected life (year)	4

Expected volatility	42.5%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.615%

For the three and six months ended December 31, 2025, the Company’s Board of Directors authorized the issuance of 19,255 and 136,463, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $27,000 and $200,850, respectively, for the three and six months ended December 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and six months ended December 31, 2025, the Company’s Board of Directors authorized the issuance of 7,971 and 15,475, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $22,500 for the three and six months ended December 31, 2025, which is reflective of the fair value of the common stock on the dates of issuance.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: February 17, 2026	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: February 17, 2026	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)