Form 10-Q
period 2026-03-31
NANOVIRICIDES, INC.
filed 2026-05-15
CIK 1379006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 1320 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of May 14, 2026 there were approximately 21,647,000 shares of common stock of the registrant issued and outstanding.

NanoViricides, Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NanoViricides, Inc.

Condensed Balance Sheets

	March 31,	June 30,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,213,256	$1,558,564
Prepaid expenses	164,656	112,146
Total current assets	3,377,912	1,670,710

Property and equipment, net	6,528,873	6,833,891

Intangible assets, net	310,836	317,039

OTHER ASSETS
Service agreements	1,383	2,445
Total assets	$10,219,004	$8,824,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$134,871	$459,094
Accounts payable-related party	904,690	821,456
Accrued expenses	25,846	25,969
Total current liabilities	1,065,407	1,306,519

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Series A convertible preferred stock, $0.00001 par value, 10,000,000 shares designated, 918,422 and 905,717 shares issued and outstanding, at March 31, 2026 and June 30, 2025, respectively	9	9
Common stock, $0.00001 par value; 150,000,000 shares authorized, 21,646,776 and 16,606,832 shares issued and outstanding, at March 31, 2026 and June 30, 2025, respectively	216	166
Additional paid-in capital	163,990,343	156,359,252
Accumulated deficit	(154,836,971)	(148,841,861)

Total stockholders’ equity	9,153,597	7,517,566

Total liabilities and stockholders’ equity	$10,219,004	$8,824,085

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$1,285,942	$1,282,251	$3,397,657	$4,371,693
General and administrative	744,276	966,905	2,662,420	3,104,349

Total operating expenses	2,030,218	2,249,156	6,060,077	7,476,042

LOSS FROM OPERATIONS	(2,030,218)	(2,249,156)	(6,060,077)	(7,476,042)

OTHER INCOME (EXPENSE)
Interest income	40,885	32,373	64,967	105,106
Interest expense	—	—	—	(149)

Other income, net	40,885	32,373	64,967	104,957

NET LOSS	$(1,989,333)	$(2,216,783)	$(5,995,110)	$(7,371,085)

Net loss per common share- basic and diluted	$(0.09)	$(0.14)	$(0.31)	$(0.50)

Weighted average common shares outstanding- basic and diluted	21,609,488	16,026,318	19,498,702	14,761,896

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the Nine months ended March 31, 2026

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.00001		Par $0.00001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2025	905,717	$9	16,606,832	$166	$156,359,252	$(148,841,861)	$7,517,566

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $44,275	—	—	824,535	9	1,245,310	—	1,245,319

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	11,632	—	11,632

Common stock issued for consulting and legal services rendered	—	—	117,208	1	173,849	—	173,850

Warrants issued to Scientific Advisory Board	—	—	—	—	135	—	135

Common stock issued for Directors fees	—	—	7,504	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,785,058)	(1,785,058)

Balance, September 30, 2025	916,308	$9	17,556,079	$176	$157,801,428	$(150,626,919)	$7,174,694

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $21,965	—	—	440,453	4	663,798	—	663,802

Series A preferred stock issued for employee stock compensation	387	—	—	—	11,584	—	11,584

Proceeds from Registered Direct Offering of common stock and warrants net of issuance costs of $596,019 (see Note 8)	—	—	3,571,429	36	5,403,945	—	5,403,981

Common stock issued for consulting and legal services rendered	—	—	19,255	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	123	—	123

Common stock issued for Directors fees	—	—	7,971	—	11,250	—	11,250

Net loss	—	—	—	—	—	(2,220,719)	(2,220,719)

Balance, December 31, 2025	916,695	$9	21,595,187	$216	$163,919,128	$(152,847,638)	$11,071,715

Series A preferred stock issued for employee stock compensation	1,727	—	—	—	14,896	—	14,896

Common stock issued for employee stock compensation	—	—	1,786	—	1,731	—	1,731

Common stock issued for consulting and legal services rendered	—	—	39,113	—	43,250	—	43,250

Warrants issued to Scientific Advisory Board	—	—	—	—	88	—	88

Common stock issued for Directors fees	—	—	10,690	—	11,250	—	11,250

Net loss	—	—	—	—	—	(1,989,333)	(1,989,333)

Balance, March 31, 2026	918,422	$9	21,646,776	$216	$163,990,343	$(154,836,971)	$9,153,597

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statements of Changes in Stockholders’ Equity

For the Nine months ended March 31, 2025

(Unaudited)

	Series A Preferred		Common Stock:
	Stock: Par $0.00001		Par $0.00001
	Number		Number		Additional		Total
	of		of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2024	892,625	$9	13,144,055	$131	$150,838,832	$(139,374,895)	$11,464,077

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $55,890	—	—	893,006	9	1,710,129	—	1,710,138

Series A preferred stock issued for employee stock compensation	10,591	—	—	—	14,408	—	14,408

Common stock issued for consulting and legal services rendered	—	—	19,713	—	34,500	—	34,500

Warrants issued to Scientific Advisory Board	—	—	—	—	229	—	229

Common stock issued for Directors fees	—	—	6,039	—	11,250	—	11,250

Net loss	—	—	—	—	—	(3,126,811)	(3,126,811)

Balance, September 30, 2024	903,216	$9	14,062,813	$140	$152,609,348	$(142,501,706)	$10,107,791

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $103,419	—	—	1,552,654	16	2,253,854	—	2,253,870

Series A preferred stock issued for employee stock compensation	387	—	—	—	14,005	—	14,005

Common stock issued for consulting and legal services rendered	—	—	18,470	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	154	—	154

Common stock issued for Directors fees	—	—	7,674	—	11,250	—	11,250

Net loss	—	—	—	—	—	(2,027,491)	(2,027,491)

Balance, December 31, 2024	903,603	$9	15,641,611	$156	$154,915,611	$(144,529,197)	$10,386,579

Proceeds from sale of common stock in connection with equity financings net of issuance costs of $103,419	—	—	398,580	4	604,337	—	604,341

Series A preferred stock issued for employee stock compensation	1,727	—	—	—	18,376	—	18,376

Common stock issued for employee stock compensation	—	—	1,786	—	2,125	—	2,125

Common stock issued for consulting and legal services rendered	—	—	21,156	—	27,000	—	27,000

Warrants issued to Scientific Advisory Board	—	—	—	—	161	—	161

Common stock issued for Directors fees	—	—	8,817	—	11,250	—	11,250

Net loss	—	—	—	—	—	(2,216,783)	(2,216,783)

Balance, March 31, 2025	905,330	$9	16,071,950	$160	$155,578,860	$(146,745,980)	$8,833,049

See accompanying notes to the condensed financial statements

NanoViricides, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,995,110)	$(7,371,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued as compensation	38,112	46,789
Common stock issued as compensation and for services	279,581	124,375
Warrants granted to Scientific Advisory Board	346	544
Depreciation	389,334	576,477
Amortization	6,203	6,202
Changes in operating assets and liabilities:
Prepaid expenses	(52,510)	(11,974)
Other assets	1,062	11,764
Accounts payable	(324,223)	(23,452)
Accounts payable - related party	83,234	93,438
Accrued expenses	(123)	(229,851)

NET CASH USED IN OPERATING ACTIVITIES	(5,574,094)	(6,776,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84,316)	(46,764)

NET CASH USED IN INVESTING ACTIVITIES	(84,316)	(46,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock, net of issuance costs	1,909,121	4,568,349
Net proceeds from sale of common stock and common stock warrants, net of issuance costs	5,403,981	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,313,102	4,568,349

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,654,692	(2,255,188)
Cash and cash equivalents at beginning of period	1,558,564	4,797,778
Cash and cash equivalents at end of period	$3,213,256	$2,542,590

See accompanying notes to the condensed financial statements

NANOVIRICIDES, INC.

March 31, 2026

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

Note 2 – Liquidity and Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at March 31, 2026 of approximately $154.8 million and a net loss of approximately $6.0 million and net cash used in operating activities of approximately $5.6 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future.

As of March 31, 2026, the Company had available cash and cash equivalents of approximately $3.2 million. The Company’s liabilities at March 31, 2026 were approximately $1.1 million including accounts payable of approximately $135,000 payable to third parties, accounts payable to related parties of approximately $905,000, and accrued expenses of approximately $26,000. Management believes that the Company’s cash and cash equivalents balance of approximately $3.2 million, and the Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result, substantial doubt exists about the Company’s ability to continue as a going concern.

During the nine month period ended March 31, 2026, the Company raised capital of approximately $1,909,000, net of offering expenses, from ATM sales of the Company’s common stock. Additionally, on November 11, 2025, the Company raised capital of approximately $5.4 million net of expenses in a Registered Direct Offering of common stock, and a Private Placement of Series A 2-year and Series B 5.5 year common stock warrants, exercisable into common stock at $1.75 and $2.00, respectively, from a single investor.

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

Management is actively exploring additional required funding through non-dilutive grants and contracts, partnering, as well as debt or equity financing pursuant to its plan. There is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to us to fund continuing operations.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation – Interim Financial Information

The accompanying unaudited interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. The accompanying condensed financial statements and the information included under Item 2 in Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K for the fiscal year ended June 30, 2025 filed with the SEC on September 29, 2025.

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

Certain warrants issued in November 2025, as more fully described in Note 8, participate on a one-for-one basis with common stock in the distribution of dividends, if and when declared by the Board of Directors, on the Company’s common stock. For purposes of computing earnings per share (“EPS”), these warrants are considered to participate with common stock in earnings of the Company. Therefore, the Company calculates basic and diluted EPS using the two-class method. Under the two-class method, net income for the period is allocated between common stockholders and participating securities according to dividends declared and participation rights in undistributed earnings. No income was allocated to the warrants for the three- and nine-month periods ended March 31, 2026, as results of operations were a loss for the periods.

The following table shows the number of outstanding potentially dilutive common shares excluded from the diluted net loss per common share calculation, as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Warrants	4,862	6,006	4,862	6,006
Warrants (Participating Securities)	7,142,858	—	7,142,858	—
Total Warrants	7,147,720	6,006	7,147,720	6,006

Series A Preferred shares

The Company has 918,422 shares of Series A preferred stock outstanding as of March 31, 2026. Only in the event of a “change of control” of the Company is each Series A preferred share convertible to 3.5 shares of its new common stock. A “change of control” is defined as an event in which the Company’s shareholders become 60% or less owners of a new entity as a result of a change of ownership, merger or acquisition of the Company or the Company’s intellectual property. In the absence of a change of control event, the Series A preferred stock is not convertible into common stock, and does not carry any dividend rights or any other financial effects. At March 31, 2026, the number of potentially dilutive shares of the Company’s common stock into which these Series A preferred shares can be converted into is 3,214,477, and is not included in diluted earnings per share since the shares are contingently convertible only upon a change of control.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial statements.

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

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Dr. Anil Diwan	Chairman, President, CEO, significant stockholder through TheraCour, and Director

TheraCour Pharma, Inc. (“TheraCour”)	An entity owned and controlled by Dr. Anil Diwan

Karveer Meditech, Pvt., Ltd (“KMPL”)	An entity of which Dr. Anil Diwan is a passive investor and advisor without operating control.

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Property and Equipment

During the reporting period, TheraCour acquired property and equipment on behalf of the Company from third party vendors and transferred such property and equipment, at cost, to the Company	$—	$—	$6,250	$46,764

	As of
	March 31,	June 30,
	2026	2025
Accounts Payable – Related Party-TheraCour

Pursuant to an Exclusive License Agreement with TheraCour, the Company was granted exclusive licenses for technologies developed by TheraCour for the virus types: HIV, HCV, Herpes, Asian (bird) flu, Influenza and rabies. On November 1, 2019, the Company entered into the VZV Licensing Agreement with TheraCour. In consideration for obtaining these exclusive licenses, the Company agreed: (1) that TheraCour can charge its costs (direct and indirect) plus no more than 30% of certain direct costs as a development fee and such development fees shall be due and payable in periodic installments as billed, (2) the Company will pay $2,000 or actual costs each month, whichever is higher for other general and administrative expenses incurred by TheraCour on the Company’s behalf, (3) to make royalty payments of 15% (calculated as a percentage of net sales of the licensed drugs) to TheraCour and; (4) to pay an advance payment equal to twice the amount of the previous months invoice to be applied as a prepayment towards expenses. On February 12, 2024, TheraCour and the Company agreed to suspend the license requirement for a two month advance until the Company raises sufficient capital, therefore there was no advance offset of the accounts payable due TheraCour as of March 31, 2026 and at June 30, 2025.

	$667,323	$584,089

	March 31,	June 30,
	2026	2025
Accounts Payable- Related Party-KMPL

KMPL has retained a local clinical research organization (CRO) to conduct the clinical trials. The Phase1 human clinical trial of NV-CoV-2 began in India on June 17, 2023. Under the agreement with KMPL, the Company agreed to pay for the expenses of the clinical trials, and in return will benefit from having the data and reports made available for regulatory filings in other territories of the world. Accounts payable to KMPL at March 31, 2026 and June 30, 2025 were:	$237,367	$237,367

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
	2026	2025	2026	2025
Research and Development Costs Related Party

Development fees and other costs charged by TheraCour pursuant to the license agreements between TheraCour and the Company for the development of the Company’s drug pipeline. No royalties are due TheraCour from the Company at March 31, 2026 and June 30, 2025	$512,184	$630,315	$1,537,498	$1,904,774

	As of
	March 31,	June 30,
	2026	2025
Clinical Trial Costs Accrued - Related Party

Clinical trial related and other costs were accrued by Company pursuant to the license agreement between the Company and KMPL for the clinical trial related costs that have been incurred but not yet invoiced to the Company for Phase 1a/1b clinical trials in India.	$—	$9,932

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

On September 23, 2024, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Amendment Agreement which increased the available line of credit from $2,000,000 to $3,000,000, and extended the maturity of the Company’s Line of Credit from December 31, 2025 to March 31, 2026. On July 1, 2025, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2026 to March 31, 2027. On March 31, 2026, the Company, pursuant to Article 2.5 of the Company’s Line of Credit Agreement with Dr. Anil Diwan, signed an Extension Agreement which extended the maturity of the Company’s Line of Credit from March 31, 2027 to December 31, 2027.

There were no other amendments to the original Line of Credit. The Company has not drawn against the Line of Credit facility as of March 31, 2026.

Note 5 - Property and Equipment

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31,	June 30,
	2026	2025
GMP Facility	$8,246,111	$8,168,045

Land	260,000	260,000

Office Equipment	77,425	77,425

Furniture and Fixtures	5,607	5,607

Lab Equipment	6,518,423	6,512,173

Total Property and Equipment	15,107,566	15,023,250

Less Accumulated Depreciation	(8,578,693)	(8,189,359)
Property and Equipment, Net	$6,528,873	$6,833,891

Depreciation expense for the three months ended March 31, 2026 and 2025 was $127,566 and $189,114, respectively, and for the nine months ended March 31, 2026 and 2025 was $389,334 and $576,477 respectively.

Note 6 – Intangible Assets

Intangible assets, net consists of the following:

	March 31, 2026		Total	June 30, 2025		Total
	Finite Lived	Indefinite Lived	March 31,	Finite Lived	Indefinite Lived	June 30,
	Intangible Assets	Intangible Assets	2026	Intangible Assets	Intangible Assets	2025
Intangible Assets	$153,393	$305,561	$458,954	$153,393	$305,561	$458,954
Less Accumulated Amortization	(148,118)	—	(148,118)	(141,915)	—	(141,915)
Intangible Assets, Net	$5,275	$305,561	$310,836	$11,478	$305,561	$317,039

Amortization expense amounted to $2,067 and $2,067 for the three months ended March 31, 2026 and 2025, respectively, and for the nine months ended March 31, 2026 and 2025 were $6,203 and $6,202, respectively.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	June 30,
	2026	2025
Personnel and compensation costs	$25,846	$25,969

Note 8 - Equity Transactions

ATM Offering

On April 15, 2024, the Company entered into a new ATM sales agreement with E.F. Hutton Securities (now D. Boral Capital), the Sales Agent, pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, shares of common stock having an aggregate offering price of up to $50 million. From July 1, 2025 through March 31, 2026 the Company sold 1,264,988 shares of common stock at an average price of approximately $1.56 per share. The shares were issued pursuant to a prospectus supplement dated May 5, 2023 and filed with the Securities and Exchange Commission on May 5, 2023 in connection with the Company’s shelf registration statement on Form S-3, as amended (File No. 333-271706, which became effective on May 22, 2023). The net proceeds to the Company from the offering was approximately $1,909,000 after placement agent fees and other estimated offering expenses.

The Company accounted for the proceeds of the ATM Offering, approximately, as follows:

Gross proceeds	$1,975,000
Less: offering costs and expenses	66,000
Net proceeds from issuance of common stock	$1,909,000

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

The exercise price of the Pre-Funded and Common Warrants are subject to adjustment in the case of customary events such as stock dividends or other distributions on shares of common stock or any other equity or equity equivalent securities payable in shares of common stock, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock, and also, subject to limitations, upon any distribution of assets, including cash, stock or other property to our stockholders.

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

Stock-based Compensation

On July 1, 2025 the Company and Dr. Anil Diwan entered into an extension of his employment agreement for a period of one year from July 1, 2025 through June 30, 2026 under the same general terms and conditions. The Company granted Dr. Anil Diwan an award of 10,204 shares of the Company’s Series A preferred stock. The shares shall be vested in quarterly installments of 2,551 shares on

September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026 and are subject to forfeiture. The Company recognized non-cash compensation expense related to the issuance of the Series A preferred stock of $30,041 for the nine months ended March 31, 2026. The balance of $10,016 will be recognized as the remaining 2,551 shares vest and service is rendered for the remaining three months ended June 30, 2026.

For the three and nine months ended March 31, 2026, the Company’s Board of Directors authorized the issuance of 1,727 and 2,501, respectively of fully vested shares of its Series A preferred stock for employee compensation. The Company recorded expense of $4,882 and $8,071, respectively for the three and nine months ended March 31, 2026 related to these issuances.

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

The Scientific Advisory Board was granted in August 2025 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.79 per share expiring in August 2029 and in November 2025 fully vested warrants to purchase 286 shares of common stock with an exercise price of $1.63 per share expiring in November 2029. and in February 2026 fully vested warrants to purchase 286 shares of common stock with exercise price of $1.16 expiring in February 2030. The fair value of the warrants was $88 for the three months ended March 31, 2026 and $346 for the nine months ended March 31, 2026 and was recorded as consulting expense.

The Company estimated the fair value of the warrants granted to the Scientific Advisory Board on the date of grant using the Black-Scholes Option-Pricing Model with the following ranges:

Expected life (year)	4

Expected volatility	43.4%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	3.415%

For the three and nine months ended March 31, 2026, the Company’s Board of Directors authorized the issuance of 39,113 and 175,576, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $43,250 and $244,100, respectively, for the three and nine months ended March 31, 2026, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and nine months ended March 31, 2026, the Company’s Board of Directors authorized the issuance of 10,690 and 26,165, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $33,750 for the three and nine months ended March 31, 2026, which is reflective of the fair value of the common stock on the dates of issuance.

Note 9 - Common Stock Warrants

		Weighted
		Average	Weighted
		Exercise	Average
		Price	Remaining	Aggregate
	Number of	per share	Contractual Term	Intrinsic Value
Common Stock Warrants	Shares	($)	(years)	($)
Outstanding and exercisable at June 30, 2025	5,720	$2.62	1.70	$4

Granted as compensation	858	1.53	3.63	—

Issued to investors	7,142,858	1.88	3.37	—

Expired	(1,716)	4.42	—	—
Outstanding and exercisable at March 31, 2026	7,147,720	$1.88	3.37	$—

Of the outstanding warrants at March 31, 2026, 572 expire in fiscal year ending June 30, 2026, 1,144 expire in fiscal year ending June 30, 2027, 3,572,573 warrants expire in the fiscal year ending June 30, 2028, 1,144 warrants expire in the fiscal year ending June 30, 2029, 858 warrants expire in the fiscal year ending June 30, 2030, and 3,571,429 warrants expire in the fiscal year ending June 30, 2031.

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

On March 27, 2023 the Company entered into a license agreement with KMPL wherein the Company granted to KMPL a limited, non-transferable, exclusive license for the use, sale, or offer of sale in India of the Company’s two clinical test drug candidates titled as NV-CoV-2 and NV-CoV-2-R for the treatment of COVID-19 in patients in India. KMPL has engaged in further drug development in India including sponsoring of drug candidates for human clinical trials in India and has acted as clinical trials manager for such clinical trials. KMPL shall provide NanoViricides with all reports of the clinical trials and the Company can use such reports for further advancement of the drug candidates with regulatory authorities outside India. In consideration, KMPL will receive a customary clinical trials manager fee of thirty percent (30%) of such costs and applicable taxes. Upon commercial sales of any resulting approved drugs, KMPL will pay the Company a royalty of seventy (70%) percent of the final invoiced sales to unaffiliated third parties.

On February 12, 2024, the Company entered into an Amendment to the COVID-19 License Agreement with TheraCour dated September 7, 2021, whereby any further cash milestone payments that would be earned upon milestone event would only become payable upon the Company having sufficient revenues, with only a portion of revenues to be used for satisfying such milestone payments.

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

Note 11 – Subsequent Event

On April 27, 2026, the Food and Drug Administration (“US FDA”) Office of Orphan Products Development granted Orphan Drug Designation (“ODD”) to the Company’s clinical stage, broad-spectrum, antiviral drug NV-387 for the treatment of Measles. The ODD will qualify the Company for incentives including tax credits for qualified clinical trials, exemption from certain user fees, and potential seven years of market exclusivity after marketing approval of NV-387 for the treatment of Measles. Under 21 CFR 316.27(a), a sponsor may transfer ownership of (or any beneficial interest in) an orphan-drug designation of a drug to a new sponsor.

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

As used in this report “Safety”, “Efficacy”, “Effectiveness” and related terms refer to the results of the Company’s research studies and these statements have not been evaluated by regulatory bodies including the FDA that have the authority for the purpose of commercial use of the drugs.

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

Virus Escaping a Nanoviricide Drug is Unlikely

Viruses escaping vaccines, antibodies, and small chemical drugs has been a major problem in conquering viral infections. This is because viruses continuously change in the field, rendering these medical countermeasures ineffective. This was repeatedly observed during the COVID pandemic.

Nanoviricides technology solves this problem of virus escape by mimicking the essential, conserved, host-side features of the receptors that a particular virus uses. A virus is highly unlikely to escape the nanoviricide drug that we create against it by generating mutants and variants in the field, because all of its variants still require the same signature host features that our drugs mimic.

Nanoviricides Drugs Are Designed So that They Can be Used in Potentially All Segments of Patient Population

As a direct-acting antiviral, a nanoviricide drug is not expected to interfere with human bodily systems or enzymes, which is expected to result in significant levels of safety, unlike most of the antiviral drugs. Additionally, a nanoviricide is designed and constructed so that its components are biocompatible and metabolizable without toxicity.

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

Broad and Expanding Drug Pipeline

The host-mimicry nanoviricide platform has enabled development of extremely broad-spectrum antiviral drugs such as NV-387, as well as virus- family-specific drugs such as NV-HHV-1 (Herpesviridae) and NV-HIV-1 (HIV-1, 2; all mutants).

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

NV-387 for the Treatment of Viral Acute Respiratory Infections (V-ARI)

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

NV-387 for the Treatment of Monkeypox and Smallpox

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

NV-387 for the Treatment of Measles

Further, the same drug NV-387 was found to be highly active against (vi) Measles virus in a humanized mouse model of lethal Measles virus infection. Measles is re-emerging globally with significant and large outbreaks in the Western world. In Bangladesh, recently over 100 child deaths from Measles have been reported (https://apnews.com/article/bangladesh-measles-vaccination-unicef-who-5b3b376246e7c00373028cf8eb800eb3 ).

In contrast to Europe, UK, Mexico, and Canada, the USA has seen smaller but sustained outbreaks of Measles that have persisted since about December 2024 to date affecting over with 1,803 confirmed cases in 2026 and 2,263 in 2025, associated with outbreaks excluding travel (https://www.cdc.gov/measles/data-research/index.html ). Although there is an effective vaccine for Measles, to treat a patient requires a medicine, not a vaccine. Additionally, a drug given as a prophylactic could substantially eliminate the societal and economic impact associated with isolation of contacts, especially that from the virtual closures and remoting of classrooms. This is because, even if vaccines are given to contacts, the effect of vaccine in generating protecting antibodies would be apparent only 2-3 weeks after vaccination, and the measles vaccine requires 2 doses separated in time.

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

Possible Rapid Regulatory Paths, Non-Dilutive Funding, and Potential Revenues for NV-387

On February 3, 2026, the Company filed and the FDA Office of Orphan Drugs received, applications for Orphan Drug Designation (ODD) of three drugs, namely (i) NV-387 for the treatment of Measles, (ii) NV-387 for the treatment of MPox, and (iii) NV-387 for the treatment of Smallpox. The Company has retained OnlyOrphansCote, LLC, (“OOC”), led by Dr. Timothy Cote, under a Master Services Agreement as of November 25, 2025, for the orphan drug related activities. Dr. Cote previously served as the Director of FDA Office of Orphan Drugs. OOC prepared and filed the ODD applications on behalf of the Company.

On April 27, 2026, the US FDA awarded an Orphan Drug Designation (ODD) for NV-387 as a treatment of Measles, in a rapid turnaround, pursuant to our ODD application in February. This is an important milestone for the Company, and would help us to move the Measles treatment program relatively rapidly with significant FDA assistance in meetings and specific guidance.

In March, 2026, we also filed for a Rare Pediatric Disease Drug (“RPDD”), application for NV-387 as a treatment of Measles, and we are awaiting the response. The Company employed the consultants OnlyOrphansCote, LLC for this filing. The Priority Review Voucher program (PRV) for Rare Pediatric Disease Drugs was re-authorized by the US Congress and signed into Law by the President on February 6, 2026. Under the PRV program, a sponsor that obtains approval of a new drug or biologic to treat a rare pediatric disease can obtain a transferable voucher for priority review of a subsequent application.

A PRV recently sold for $180 million. Thus, a PRV, subsequent to approval of NV-387 for the treatment of Measles, could provide an important and immediate income source for the Company. We believe that a potentially relatively rapid regulatory path for NV-387 would be enabled by any of its indications that are eligible for “Orphan Drug” status in the USA. Generally speaking, an Orphan Drug is a drug for a disease that has less than 200,000 incidence rate annually, or for a specific bio-terrorism agent such as smallpox. Based on our animal model studies to date, we have identified three different treatment indications that are orphan drug indications for NV-387, namely: (i) NV-387 for the treatment of Measles, (ii) NV-387 for the treatment of MPox, and (iii) NV-387 for the treatment of smallpox. Orphan Drug Designation for these cases would enable several benefits.

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

Additionally, we anticipate success of this MPox Phase II clinical trial is likely to enable US Government funding from an agency such as Biomedical Advanced Research and Development Agency (BARDA) or the National Institutes of Health (NIH) for further development of the drug NV-387 as a treatment for the bioterrorism agent smallpox which is a closely related virus. Current FDA guidance for Smallpox drug development is based on the “Animal Rule” and does not require human clinical trials (which would be unethical and impossible to conduct), a licensure route that we believe NV-387 would be successful in, based on relevant animal model studies already conducted.

Such licensure, if obtained, could drive acquisition of the drug by the US government, worth hundreds of millions of dollars in revenues, and this could afford the fastest revenue path for the Company. As an example, Tecovirimat (TPOXX) acquisition contracts have been ranging at about $150 million per year.

Measles has become an important emerging disease in the USA. While measles was declared eliminated in the USA in 2000, its resurgence has led to sustained transmission over the entire year 2025 with 2,230 cases, resulting in 11% hospitalizations, and 3 deaths, and it has continued unabated in the USA, with over 733 cases as of February 5, 2026, per CDC3. Effectively, the US no longer has Measles elimination status4, and it has become an endemic disease in the USA. Measles vaccination rates have fallen in various geographic areas well below the 95% vaccination rate required for maintaining “herd immunity” or population immunity, keeping the virus from spreading. Vaccination rates with the Measles vaccine (usually given to children in 2 doses as a component of the triple MMR vaccine) are likely to continue to fall. Additionally, the Measles virus strain now in circulation is substantially different from the vaccine strain(s) that were derived from the 1968 era. While this old vaccine continues to be effective, its effectiveness may have started decreasing with breakthrough infection rates increasing, based on scientific literature5.

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

Phase II Clinical Trial of NV-387 as Treatment of MPox in the Democratic Republic of Congo (DRC), Africa

We are on course to begin the Phase II clinical trial of NV-387 as a Treatment of Monkeypox in DRC very soon. Our CRO has already made site visits and the clinical trial site preparation is in progress. With the declining Mpox cases in the urban areas of Kinshasa, we opted for a remote hospital site where we can potentially run the clinical trial relatively rapidly because of the number of weekly cases. The site preparation activities increased substantially because of this change, leading to some delays.

We began working with the local regulatory agency in DRC, namely ACOREP, circa February 2025. After initial due diligence from them, the Ethics Committee of ACOREP agreed that NV-387 was worth evaluating as a treatment for MPox and gave us a go-ahead with a preliminary approval for a potential Phase II clinical trial in April, 2025. Since then we have been providing technical documents to ACOREP as parts of the clinical trial application, in what would be considered an informal “rolling review” of sorts. After all of the questions were resolved, we received a final approval for starting a Phase II clinical trial from ACOREP at the end of October, 2025. This approval requires us to fulfill certain conditions and provide certain final documentation. We are currently working on completing these last set of requests (see below), while simultaneously working on site preparation tasks.

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

Phase II Clinical Trial of NV-387 as Treatment of Viral Acute and Severe-Acute Respiratory Infections (V-ARI and V-SARI) in India

We are in discussions with experts regarding a Phase II clinical trial for the evaluation of the effectiveness of NV-387 in the treatment of ARI and SARI of Viral origin (ARI = Acute Respiratory Infection and SARI = Severe Acute Respiratory Infection). We have prepared a preliminary protocol design of a Phase II adaptive clinical trial with these inputs.

We plan to propose a novel and unique clinical trial wherein NV-387 would be given as treatment at enrollment based on clinical indication of acute respiratory infection at presentation. Testing for viral and bacterial infections on the pre-treatment samples will be performed to determine the infectious agent. This information will be used in the interpretation of clinical outcomes. A separate arm of Standard-of-Care (SOC) treatment will be followed for comparison to gauge the effect of NV-387 treatment.

The design of NV-387 suggests that it is likely to be active against most, if not all respiratory viral infections (see below).

NV-387 is expected to be active against most if not all Highly Pathogenic Influenza viruses (HPAI) including H5N1 “Bird Flu” (or Avian Flu), and the Company plans to obtain non-dilutive funding to advance this drug for the H5N1 indication such as grants or contracts from government agencies.

US FDA Engagement and Regulatory Development Plan for NV-387

As stated earlier, we have begun our US FDA engagement for NV-387 in the rare diseases of Measles, Monkeypox, and Smallpox, with appropriate drug designation applications (ODD and RPDD).

Now that Measles ODD is approved, we plan to follow up with preliminary FDA meetings for guidance, as appropriate. These include certain exploratory meetings and pre-IND meetings.

A PRV enabled by a RPDD designation for NV-387 for the Treatment of Measles will provide substantial economic benefits to the Company for developing this indication. A PRV currently has commercial economic value of about $150~$200 million. We will accelerate the Measles program if this RPDD is granted by the FDA.

Our objective is to bring the data from the clinical trials abroad to the USA and utilize it for further regulatory advancement of NV-387 against various indications under the US FDA.

We believe that the ODD’s will provide several benefits that would accelerate the NV-387 program towards regulatory licensure. These include frequent FDA meetings and rapid decision-making. Additionally, the economic benefits include certain tax credits for R&D costs, waiver of certain PDUFA fees, and a seven year exclusivity for marketing the drug for the licensed indication.

We plan on following up with further US FDA engagements, after future ODD grants, by filing pre-IND applications.

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

Recently a seventh new case of MPox Clade I in unconnected persons was found in California that were not associated with travel to Africa, and community spread of MPox Clade I is suspected to be occurring in California, bringing the USA even closer to a potential epidemic from this MPox variant (https://www.newsmirror.net/news/cdph-closely-monitoring-mpox-activity/article_8a3b9f8f-968f-4d9c-9214-9eb82fb81af3.html ). Additionally, MPox Clade II cases, which is a less pathogenic variant of the virus, are on the rise in the USA.

Thus, although the current threat level is low, MPox Clade I could result in becoming an endemic virus in the USA. There is a 2-dose vaccine, JYNNEOS, developed for smallpox, that is approved for MPox. However, its effectiveness against disease progression (not infection prevention) after 2-doses is only 66.6% in HIV negative subjects and 44.8% in HIV positive subjects, for MPox Clade II, based on US surveillance data (Lancet Infect Dis 2025; 25: 1106–15; https://doi.org/10.1016/ S1473-3099(25)00180-X). The same paper cites post-exposure (i.e. after MPox infection) use of JYNNEOS vaccine had effectiveness against progression of only 15.9%.

These poor vaccine effectiveness data clearly make the case that an effective therapeutic (treatment) for MPox is sorely needed.

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

3 The Measles vaccine, a live attenuated strain developed circa 1968, continues to be in use and remains effective, even as the Measles virus itself has changed significantly. The vaccine was originally found to be 95% protective, which means 5% of the fully vaccinated persons could still get measles, called a “vaccine breakthrough” infection. At least 95% of the population needs to be vaccinated to confer “population immunity” or “herd immunity” which can be roughly defined as blocking person-to-person spread of the virus. This high percentage required is a result of the extremely contagious and persistent nature of the Measles virus. However, immune-compromised subjects do not benefit well from any vaccines. The percentage of such subjects that do not benefit fully from vaccination has been estimated at about 7-10% of the US population, and is rising due to chronic diseases, auto-immunity, inflammation, diabetes, obesity, as well as environmental factors that have led to increase in cancer rates in younger population in the USA. Analysis of post-elimination Measles cases in the USA have led to vaccine breakthrough rates estimated at 11-13% rather than the historically used value of 5% (J. Leung et al. Measles Cases in the US, 2001–2022 • CID 2025;80(3):663–72. https://doi.org/10.1093/cid/ciae470). There is also personal reluctance for the risk that one’s own child may be affected by a major side effect even as documented rates of side effects are small. There are also communities with religious prohibition for using vaccines. Therefore, reaching 95% vaccination rate is becoming an ever distant goal. Thus, there is an urgent need for a Measles drug to treat persons that get sick.

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

We believe our unique and successful mimicking of S-PG is responsible for the observed broad-spectrum activity of NV-387. NV-387 is an example of NanoViricides Platform Modality #1 implementation discussed in our Annual report filed with the SEC on September 29, 2025.

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

Further details of the NanoViricides Platform Technology, the various Modalities of its implementation, and the extensive drug candidate developments that we have undertaken, have been discussed in our Annual Report filed with the SEC on September 29, 2025.

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

Our nanoviricides™ platform technology is based on biomimetic engineering that copies the features of the human cellular receptor of the virus. No matter how much the virus mutates, all virus variants bind to the same receptor in the same fashion. Thus, our platform technology is inherently designed to combat the issue of viruses escaping drugs by generation of variants.

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

Developments During the Reported Period

We note that the Trump administration and the Secretary of Health and Human Services (“Secretary”) are in the process of revising the overall HHS goals, budgets and staffing with a focus on health maintenance, chronic diseases, nutrition, and antiviral treatments, with reduced focus on vaccines.

We believe that the emphasis of the Secretary on antiviral drug treatments would be beneficial to our drug development programs.

During the three months ended March 31, 2026, we have focused primarily on the Phase II clinical trial of NV-387 for the Treatment of MPox in DRC. We have been involved in clinical trial site selection, and now in the site setup activities. As noted earlier, the change of site to a remote hospital location from the original Kinshasa site, as necessitated by the change in prevalence of cases, has increased our workload for site setup, and has caused some additional delays. Nevertheless, we believe that the site should be ready fairly soon, and thereafter, we will have a short training period before first dosing. We eagerly look forward to the start of this clinical trial.

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

On February 3, 2026, we applied to the US FDA for three Orphan Drug Designations, namely: NV-387 for the Treatment of MPox, NV-387 for the Treatment of Smallpox, and NV-387 for the Treatment of Measles. On April 27, 2026, the US FDA awarded an ODD for NV-387 as a treatment of Measles, and we await the results on the other applications.

In March, 2026, we also filed for a Rare Pediatric Disease Drug (“RPDD”) designation application for NV-387 as a Treatment of Measles, and we are awaiting the response.

We are also developing strategies for further regulatory progress of NV-387 for the treatment of Measles, particularly in light of the continuing epidemic in the USA and the recent large epidemic in Bangladesh.

We have continued our investor awareness efforts. Dr. Diwan, our President and Executive Chairman, participated in the DealFlow Discovery Conference, January 28 and 29, 2026, in Atlantic City, where he presented a talk and met with several investors. Dr. Diwan was interviewed on the Mission Matters Podcast by Mr. Adam Torres in February. The interview video is available at https://youtu.be/nU_2dgd-u1g. Dr. Diwan presented the Company and met with several investors at the National Investment Brokers Association’s (NIBA’s) 152nd Investment Conference in Fort Lauderdale, Florida, on March 11 and 12, 2026.

Our Other Drug Development Programs

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

In January 2025 we engaged a CRO for the Phase II clinical trial for the evaluation of NV-387 for the treatment of MPox in the Central African region. This collaboration has continued and we are now on the verge of starting a Phase II clinical trial in DRC for this purpose.

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

Analysis of Financial Condition, and Result of Operations

As of March 31, 2026, we had cash and cash equivalents of $3,213,256, prepaid expenses of $164,656 and net property and equipment of $6,528,873. Accounts payable and accrued expenses were $1,065,407, inclusive of accounts payables to related parties of $904,690. Stockholders’ equity was $9,153,597 at March 31, 2026. In comparison, as of June 30, 2025, we had $1,558,564 in cash and cash equivalents, prepaid expenses of $112,146 and $6,833,891 of net property and equipment. Our liabilities at June 30, 2025 were $1,306,519 including accounts payable of $459,094 payable to third parties and accounts payable to related parties of $821,456.

During the nine month period ended March 31, 2026, we used approximately $5.6 million in cash toward operating activities. This was substantially less than the prior one year ago period primarily due to certain one-time costs related to investor outreach activities and certain required additional non-clinical studies to advance NV-387 into Phase II in the prior one year ago period.

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

Results of Operations

Revenues The Company is a biopharmaceutical company and did not have any revenue for the three and nine month periods ended March 31, 2026 and 2025.

Research and Development Expenses – Research and development expenses for the three months ended March 31, 2026 increased $3,691 to $1,285,942 from $1,282,251 for the three months ended March 31, 2025. Research and development expenses for the nine months ended March 31, 2026 decreased $974,036 to $3,397,657 from $4,371,693 for the nine months ended March 31, 2025. The increase in research and development expenses for the three months ended March 31, 2026 is due to an increase in Phase II clinical trial costs. The decrease in research and development expenses for the nine months ended March 31, 2026 is due to a decrease in outside lab fees that were required for a Phase II Clinical Trial Application in 2025, and not required in 2026, and an increase in Phase II clinical trial costs.

General and Administration Expenses – General and administrative expenses for the three months ended March 31, 2026 decreased $222,629 to $744,276 from $966,905 for the three months ended March 31, 2025. General and administrative expenses for the nine months ended March 31, 2026 decreased $411,929 to $2,662,420 from $3,104,349 for the nine months ended March 31, 2025. The decrease in general and administrative expenses for the three months and nine months ended March 31, 2026 is due to a decrease in professional fees associated with investor outreach expense. From time to time the Company investor outreach strategies change, with occasional changes in expenditures.

Interest Income – Interest income for the three months ended March 31, 2026 increased $8,512 to $40,885 from $32,373 for the three months ended March 31, 2025. Interest income for the nine months ended March 31, 2026 decreased $40,139 to $64,967 from $105,106 for the nine months ended March 31, 2025. The increase in interest income for the three months ended March 31, 2026 is due to a higher interest bearing balance during the period arising from a capital raise. The decrease in interest income for the nine month period ended March 31, 2026 compared to the prior period is due to a higher interest bearing balance and higher interest rates during the prior period.

Interest Expense – Interest expense decreased by $149 to $0 for the nine months ended March 31, 2026 from $149 for the nine months ended March 31, 2025.

Net Loss – For the three months ended March 31, 2026, the Company had a net loss of $(1,989,333) or $(0.09) per share compared to a net loss of $(2,216,783) or $(0.14) per share for the three months ended March 31, 2025. For the nine months ended March 31, 2026, the Company had a net loss of $(5,995,110) or $(0.31) per share compared to a net loss of $(7,371,085) or $(0.50) per share for the nine months ended March 31, 2025. The decrease in the net loss for the three and nine months ended March 31, 2026 is generally attributable to the factors discussed above.

Liquidity and Capital Resources

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. As reflected in the condensed financial statements, the Company has an accumulated deficit at March 31, 2026 of approximately $154.8 million and a net loss of approximately $6.0 million and net cash used in operating activities of approximately $5.6 million for the nine months then ended. In addition, the Company has not generated any revenues and no revenues are anticipated in the foreseeable future. Since May 2005, the Company has been engaged exclusively in research and development activities focused on developing targeted antiviral drugs. The Company has not yet commenced any product commercialization. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. As of March 31, 2026, the Company had available cash and cash equivalents of approximately $3.2 million. The Company’s liabilities at March 31, 2026 were approximately $1.1 million. During the nine month period ended March 31, 2026, the Company raised capital of approximately $1,909,000, net of offering expenses, from ATM sales of our common stock. Additionally, on November 11, 2025, we raised capital of approximately $5.4 million net of expenses in a Registered Direct Offering of common stock, and a Private Placement of Series A 2-year and Series B 5.5 year common stock warrants, exercisable into common stock at $1.75 and $2.00, respectively, from a single investor. The Company’s existing resources, including availability under its $3 million line of credit will not be sufficient to fund the Company’s planned operations and expenditures for at least 12 months from the date of the filing of this Form 10-Q. As a result substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Additional milestones include execution of the Phase II clinical trial of NV-387 as treatment for MPox, and attendant top-line readout, and the anticipated successful completion of the clinical trial. The Company anticipates that its Phase II clinical trial will be successful in demonstrating that NV-387 is effective and safe in the treatment of MPox infection, based on the known safety of NV-387 in both animal studies and the observations in Phase I human clinical trial, and the activity of NV-387 against lethal orthopoxvirus infection in animal models that simulate the dermal transfer of infection as well as direct lung infection.

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

Additional milestones are expected to result from NV-387 regulatory development under the US FDA. We anticipate filing for and obtaining a preliminary meeting with the US FDA for guidance on developing NV-387 as a treatment for Measles. Thereafter, we anticipate filing appropriate paperwork with the FDA to enable use of NV-387 in Measles patients during the current epidemic in the USA, and filing a pre-IND application to the US FDA for Measles.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements during the three months ended March 31, 2026.

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

As of March 31, 2026, an evaluation was carried out under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934). Based on this evaluation, our President and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2026.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of March 31, 2026, of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no material changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2026 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the three and nine months ended March 31, 2026, the Company’s Board of Directors authorized the issuance of 39,113 and 175,576, respectively, fully vested shares of its common stock with a restrictive legend for consulting and legal services. The Company recorded expense of $43,250 and $244,100, respectively, for the three and nine months ended March 31, 2026, which is reflective of the fair value of the common stock on the dates of issuance.

For the three and nine months ended March 31, 2026, the Company’s Board of Directors authorized the issuance of 10,690 and 26,165, fully vested shares of its common stock with a restrictive legend for director services, respectively. The Company recorded an expense of $11,250 and $33,750 for the three and nine months ended March 31, 2026, which is reflective of the fair value of the common stock on the dates of issuance.

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

NANOVIRICIDES, INC.

/s/ Anil R. Diwan
Dated: May 14, 2026	Name:	Anil R. Diwan
	Title:	President, Chairman of the Board
(Principal Executive Officer)

/s/ Meeta Vyas
Dated: May 14, 2026	Name:	Meeta Vyas
	Title:	Chief Financial Officer
(Principal Financial Officer)